Form 10-Q
period 1997-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1997-08-14
CIK 1035443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                       OR

  _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 1-12993

                     ALEXANDRIA REAL ESTATE EQUITIES, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                    95-4502084
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

         251 South Lake Avenue, Suite 700, Pasadena, California 91101
                   (Address of principal executive offices)

                                (626) 578-0777
             (Registrant's telephone number, including area code)

                                      N/A
                            - - - - - - - - - - - -
                   (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No   X
                                  -----     -----

As of August 12, 1997, 11,404,631 shares of common stock, par value $.01 per share, were outstanding.

                               TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. as of June 30, 1997 and December 31, 1996

          Condensed Consolidated Statements of Operations of Alexandria Real Estate Equities, Inc. for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996

          Condensed Consolidated Statement of Stockholders' Equity of Alexandria Real Estate Equities, Inc. for the six months ended June 30, 1997

          Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996

          Notes to Condensed Consolidated Financial Statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
Item 2.   CHANGES IN SECURITIES
Item 3.   DEFAULTS UPON SENIOR SECURITIES
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.   OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     Alexandria Real Estate Equities, Inc.

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                 (dollars in thousands, except per share data)

                                                                 JUNE 30,        December 31,
                                                                   1997             1996
                                                                 ---------------------------
ASSETS
Rental properties, net                                           $198,836           $146,960
Cash and cash equivalents                                          21,929              1,696
Tenant security deposit funds and other restricted cash             4,615              5,585
Tenant receivables and deferred rent                                1,300              1,244
Loan fees and costs (net of accumulated amortization of
 $57 and $131, respectively)                                        1,577              2,502
Other assets (net of accumulated amortization of $247
 and $194, respectively)                                            1,756              2,405
                                                                 ---------------------------
   Total assets                                                  $230,013           $160,392
                                                                 ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable and lines of credit                        $ 55,151           $113,182
Accounts payable, accrued expenses and tenant security
 deposits                                                           5,358              3,562
Dividends payable                                                   1,454              1,550
Due to Health Science Properties Holding Corporation                    -              2,525
                                                                 ---------------------------
   Total liabilities                                               61,963            120,819

Manditorily redeemable Series V cumulative convertible
 preferred stock, $0.01 par value per share                             -             25,042
Stockholders' equity:
 Preferred stock, $0.01 par value per share                             -                111
 Common stock, $0.01 par value per share, 100,000,000
  shares authorized; 11,404,631 and 1,000 shares issued
  and outstanding at June 30, 1997 and December 31,
  1996, respectively                                                  114                  -
 Additional paid-in capital                                       184,579             16,195
 Accumulated deficit                                              (16,643)            (1,775)
   Total stockholders' equity                                     168,050             14,531
                                                                 ---------------------------
   Total liabilities and stockholders' equity                    $230,013           $160,392
                                                                 ===========================

See accompanying notes.

                     Alexandria Real Estate Equities, Inc.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                 (dollars in thousands, except per share data)


                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     June 30,                            JUNE 30,
                                               1997               1996             1997               1996
                                           ----------------------------------------------------------------
Revenues:
 Rental                                    $    5,725            $2,461        $   10,900            $4,551
 Tenant recoveries and other
   income                                       2,018               702             4,004             1,222
                                           ----------------------------------------------------------------
                                                7,743             3,163            14,904             5,773
Expenses:
 Rental operations                              2,003               671             3,833             1,225
 General and administrative                       593               364             1,176               770
 Stock compensation                             3,768                 -             4,162                 -
 Post retirement benefit                            -                 -               632                 -
 Special bonus                                      -                 -               353                 -
 Interest                                       2,066             1,200             4,575             2,118
 Acquisition LLC financing costs                6,973                 -             6,973                 -
 Write-off of unamortized loan
 costs                                          2,146                 -             2,146                 -
 Depreciation and amortization                  1,106               480             2,109               893
                                           ----------------------------------------------------------------
                                               18,655             2,715            25,959             5,006
                                           ----------------------------------------------------------------
Net  (loss) income                         $  (10,912)           $  448        $  (11,055)           $  767
                                           ================================================================
Net income allocated to preferred
 stockholders                              $    1,459            $    1        $    3,036            $    1
                                           ================================================================

Net (loss) income allocated to
 common stockholders                       $  (12,371)           $  447        $  (14,091)           $  766
                                           ================================================================


Net loss per pro forma share of
 common stock                              $    (1.79)                         $    (2.27)
                                           ==========                          ==========

Pro forma weighted average shares
 of common stock outstanding                6,098,381                           4,870,256
                                           ==========                          ==========

See accompanying notes.

                     Alexandria Real Estate Equities, Inc.

           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                             (dollars in thousands)


                                                    NUMBER OF                 NUMBER OF
                                                     Series T     SERIES T     SERIES U     SERIES U    NUMBER OF
                                                    PREFERRED    PREFERRED    PREFERRED    PREFERRED      COMMON
                                                      SHARES       STOCK        SHARES       STOCK        SHARES
                                                 -----------------------------------------------------------------

Balance at December 31, 1996                               12          $ 1          220        $ 110         1,000
 Accretion on Series V preferred stock                      -            -            -            -             -
 Cash dividends on Series T and U preferred
  stock                                                     -            -            -            -             -
 Cash dividends on Series V preferred stock                 -            -            -            -             -
 Cash dividends on common stock                             -            -            -            -             -
 Stock option compensation expense                          -            -            -            -             -
 Net income                                                 -            -            -            -             -
                                                 -----------------------------------------------------------------
Balance at March 31, 1997                                  12            1          220          110         1,000
 Accretion on Series V  preferred stock                     -            -            -            -             -
 Cash dividends on Series U and V preferred
  stock                                                     -            -            -            -             -
 Exercise of compensatory stock options and
  issuance of stock grants (including
  compensation expense of $3,767)                           -            -            -            -       209,615
 Stock split                                                -            -            -            -     1,764,923
 Issuance of common stock in connection with
  initial public offering, net of offering costs            -            -            -            -     7,762,500
 Conversion of Series U preferred stock                     -            -         (220)        (110)        7,354
 Conversion of Series V preferred stock                     -            -            -            -     1,659,239
 Redemption of Series T preferred stock                   (12)          (1)           -            -             -
 Cash dividends on common stock                             -            -            -            -             -
 Dividends declared on common stock                         -            -            -            -             -
 Net loss                                                   -            -            -            -             -
                                                 -----------------------------------------------------------------
Balance at June 30, 1997                                    -          $ -            -        $   -    11,404,631
                                                 =================================================================

                                                             ADDITIONAL
                                                   COMMON     PAID-IN     ACCUMULATED
                                                   STOCK      CAPITAL       DEFICIT       TOTAL
                                                   ---------------------------------------------

Balance at December 31, 1996                       $          $ 16,195     $ (1,775)    $ 14,531
 Accretion on Series V preferred stock                  -         (887)           -         (887)
 Cash dividends on Series T and U preferred
  stock                                                 -            -           (2)          (2)
 Cash dividends on Series V preferred stock             -            -         (688)        (688)
 Cash dividends on common stock                         -            -         (759)        (759)
 Stock option compensation expense                      -          394            -          394
 Net income                                             -            -         (143)        (143)
                                                   ---------------------------------------------
Balance at March 31, 1997                               -       15,702       (3,367)      12,446
 Accretion on Series V  preferred stock                 -       (1,024)           -       (1,024)
 Cash dividends on Series U and V preferred
  stock                                                 -            -         (436)        (436)
 Exercise of compensatory stock options and
  issuance of stock grants (including
  compensation expense of $3,767)                       2        3,796            -        3,798
 Stock split                                           18          (18)           -            -
 Issuance of common stock in connection with
  initial public offering, net of offering costs       78      139,078            -      139,156
 Conversion of Series U preferred stock                            109            -           (1)
 Conversion of Series V preferred stock                16       26,936            -       26,952
 Redemption of Series T preferred stock                 -            -            -           (1)
 Cash dividends on common stock                         -            -         (474)        (474)
 Dividends declared on common stock                     -            -       (1,454)      (1,454)
 Net loss                                               -            -      (10,912)     (10,912)
                                                   ---------------------------------------------
Balance at June 30, 1997                           $  114     $184,579     $(16,643)    $168,050
                                                   =============================================

See accompanying notes.

                     Alexandria Real Estate Equities, Inc.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
               (in thousands, except shares and per share data)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       1997           1996
                                                                    ------------------------
Net cash used in operating activities                               $   (662)       $ (3,819)

INVESTING ACTIVITIES
Purchase of rental properties                                        (52,102)        (29,863)
Additions to rental properties                                        (1,720)            (85)

Net cash used in investing activities                                (53,822)        (29,948)

FINANCING ACTIVITIES
Proceeds from secured notes payable                                   15,360          48,660
Proceeds from unsecured line of credit                                 2,500
Proceeds from issuance of common stock                               139,185
Redemption of Series T preferred stock                                    (1)
Issuance of Series U preferred stock                                                     110
(Decrease) increase in due to Health Science Properties
  Holding Corporation                                                 (2,525)          2,425
Principal reductions of secured notes payable                        (73,391)        (16,080)
Principal reductions of unsecured line of credit                      (2,500)
Common dividends paid                                                 (2,785)           (756)
Preferred dividends paid                                              (1,126)             (1)
                                                                    ------------------------
Net cash provided by financing activities                             74,717          34,358
Net increase in cash and cash equivalents                             20,233             591
Cash and cash equivalents at beginning of period                       1,696             919
Cash and cash equivalents at end of period                          $ 21,929        $  1,510
                                                                    ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                              $ 11,495        $  1,930
                                                                    ========================

See accompanying notes.

                     Alexandria Real Estate Equities, Inc.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                       Three months ended June 30, 1997


1. BACKGROUND, BASIS OF PRESENTATION AND THE INITIAL PUBLIC OFFERING

BACKGROUND

Alexandria Real Estate Equities, Inc. (formerly known as Health Science Properties, Inc.), a Maryland corporation (the "Company"), was formed in October 1994 to acquire, manage, and selectively develop properties for lease to the life science industry ("Life Science Facilities"). As of June 30, 1997 and December 31, 1996, the Company owned 15 and 12 Life Science Facilities, respectively.

The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the financial statements included in the Company's prospectus dated May 27, 1997.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

On June 2, 1997, the Company completed an initial public offering (the "Offering") of 6,750,000 shares of common stock, $.01 par value per share. The Offering price was $20.00 per share, resulting in gross proceeds of $135,000,000. On June 26, 1997, the underwriters exercised their over-allotment option in connection with the Offering and the Company issued an additional 1,012,500 shares of common stock, resulting in additional gross proceeds of $20,250,000. The aggregate net proceeds of the Offering (including exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees and offering costs, were approximately $139,156,000.

                     Alexandria Real Estate Equities, Inc.

                                  (Unaudited)

1. Background, Basis of Presentation and the Initial Public Offering (continued)

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)

The following transactions also occurred in June 1997 in connection with the
Offering:

   . The Company paid off debt of approximately $77,698,000, including (i) mortgage debt of $72,698,000, (ii) debt of $2,500,000 outstanding under its prior unsecured line of credit, and (iii) debt of $2,500,000 to Health Science Properties Holding Corporation ("Holdings"). Holdings owned all of the Company's common stock prior to the Offering and 15.5% of the common stock of the Company after the Offering.

   . The Company obtained two new mortgage loans totaling $15,360,000.

   . The Company acquired an entity that owns three Life Science Facilities from affiliates of PaineWebber Incorporated, the lead managing underwriter for the Offering, for an aggregate of $58,844,000 ($51,871,000 of which has been recorded as the purchase price of the properties and $6,973,000 of which has been recorded as a financing cost (see Note 6)).

   . Each previously outstanding share of the Company's common stock was split into 1,765.923 shares of common stock.

   . All of the previously outstanding Series T preferred stock was redeemed at its stated value ($1,200 in the aggregate).

   . All of the outstanding shares of the Company's Series U preferred stock and Series V preferred stock were converted into shares of common stock (7,354 shares in the aggregate for Series U and 1,659,239 in the aggregate for Series V).

   . Officers, directors and certain employees of the Company were granted an aggregate of 152,615 shares of the Company's common stock. In addition, officers, directors and certain employees of the Company were granted options to purchase 57,000 shares of the Company's common stock in substitution for stock options previously issued by Holdings (see Note 5). These options were exercised in connection with the Offering.

                     Alexandria Real Estate Equities, Inc.

                                  (Unaudited)


1. BACKGROUND, BASIS OF PRESENTATION AND THE INITIAL PUBLIC OFFERING (CONTINUED)

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)

   . Officers, directors and employees of the Company were granted options to purchase an aggregate of 600,000 shares of common stock of the Company at the Offering price under the Company's 1997 stock option plan.

2. RENTAL PROPERTIES, NET

Rental properties, net consist of the following:

                                                 JUNE 30,         December 31,
                                                  1997               1996
                                                -----------------------------
                                                        (In Thousands)

Land                                            $ 36,758             $ 28,383
Buildings and improvements                       166,005              121,236
Tenant and other improvements                      2,213                1,535
                                                -----------------------------
                                                 204,976              151,154
Less accumulated depreciation                     (6,140)              (4,194)
                                                $198,836             $146,960
                                                =============================

3. UNSECURED LINE OF CREDIT

In connection with the Offering, the Company obtained an unsecured line of credit providing for borrowings of up to $150,000,000, consisting of a $100,000,000 activated portion and a $50,000,000 portion that may be activated at the Company's discretion (upon the payment of an activation fee), provided no default exists under the line of credit facility. Borrowings under the line of credit bear interest at a floating rate which is based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, the Company must elect to fix the rate for a period of time of one, two, three or six months.

                     Alexandria Real Estate Equities, Inc.

                                  (Unaudited)


3. UNSECURED LINE OF CREDIT (CONTINUED)

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Based on the pool of unencumbered assets at June 30, 1997, borrowings under the line of credit would be limited to approximately $82 million. No borrowings were outstanding under the line of credit at June 30, 1997.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for one-year periods upon notice by the Company and consent of the participating banks. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

In connection with obtaining the line of credit, the Company incurred $645,000 in fees and costs, which are being amortized over the term of the line of credit. In addition, the Company is required to continue to pay certain periodic fees for the line of credit, depending on the usage of the facility.

In June 1997, the Company paid off its prior unsecured line of credit of $2,500,000 with proceeds from the Offering (see Note 1).

4. SECURED NOTES PAYABLE

Secured notes payable as of June 30, 1997 are as follows:

     Notes payable secured by first deeds of trust on four
      rental properties bearing interest at rates between
      7.17% and 9.00%, payable in installments through 2016      $48,291,000



     Note payable to the City of Seattle secured by a second
      deed of trust on 1102/1124 Columbia Street, bearing
      interest at a variable rate (approximately 6% at June
      30, 1997), payable in annual installments through 2016       6,860,000
                                                                 -----------
                                                                 $55,151,000
                                                                 ===========

                     Alexandria Real Estate Equities, Inc.

                                  (Unaudited)

4. SECURED NOTES PAYABLE (CONTINUED)

The interest rate on the note payable to the City of Seattle is anticipated to be fixed by September 1997 at a rate equal to 90 basis points over the interpolated 20-year Treasury rate, which rate would have resulted in a fixed interest rate of approximately 7.30% at June 30, 1997.

In June 1997, the Company paid off secured notes with a principal balance of $72,698,000 with proceeds from the Offering and related transactions (see Note
1). In connection with the retirement of these loans, the Company wrote off $2,146,000 of unamortized loan costs, including the cost of certain interest rate cap agreements.

5. NON-CASH TRANSACTIONS

Stock compensation expense represents non-cash compensation expense associated with stock grants and stock options issued to officers, directors and certain employees of the Company in connection with the Offering (see Note 1). Stock compensation expense of $394,000 was recognized in the three months ended March 31, 1997 for stock options issued during that period, and $3,768,000 was recognized in the three months ended June 30, 1997 to record the stock grants and the issuance and exercise of the substitute options.

In connection with the Offering, outstanding shares of the Company's Series U preferred stock and Series V preferred stock were converted into shares of common stock (see Note 1). The common stock issued was recorded at the book value of the Series U preferred stock and the Series V preferred stock (an aggregate of $27,061,000).

6. PURCHASE OF ACQUISITION LLC

In connection with the Offering, the Company acquired 100% of the membership interests in ARE Acquisitions, LLC (formerly PW Acquisitions I, LLC) ("Acquisition LLC") from affiliates of PaineWebber Incorporated. Acquisition LLC owns three Life Science Facilities which it acquired in January 1997 from unaffiliated sellers. The Company's purchase price for the membership interests (approximately $58,844,000) exceeded the cost incurred by Acquisition LLC to acquire the properties (approximately $51,871,000). The Company's acquisition of Acquisition LLC has been recorded as a financing transaction, with the excess of the purchase price of Acquisition LLC over its cost to acquire the properties ($6,973,000) being reflected as a financing cost in the accompanying condensed consolidated statement of operations.

                     Alexandria Real Estate Equities, Inc.

                                  (Unaudited)


7. DIVIDEND

On June 27, 1997, the Company declared a cash dividend on common stock of $1,454,000 ($0.1275 per share) for the partial calendar quarter ended June 30, 1997. The dividend was paid on July 18, 1997.

8. NET LOSS PER SHARE

Historical per share data is not meaningful because of various changes in the Company's capital structure in connection with the Offering.

Pro forma shares of common stock outstanding on a historical basis include all shares of common stock outstanding after giving effect to the 1,765.923 to 1 stock split, the issuance of the stock grants, the issuance and exercise of the substitute stock options and the conversion of the Series U and Series V preferred stock (see Note 1). In addition, shares issued to the public in connection with the Offering have been weighted for the period of time they were outstanding.

The following table sets forth the computation of net loss per pro forma share of common stock outstanding.

                                                            THREE MONTHS          SIX MONTHS
                                                               ENDED                 ENDED
                                                            JUNE 30, 1997        JUNE 30, 1997
                                                            ----------------------------------
Net loss                                                    $(10,912,000)         $(11,055,000)
                                                            ==================================
Pro forma shares of common stock on a historical
 basis                                                         3,642,131             3,642,131
Shares issued in the Offering, weighted for
 period outstanding                                            2,456,250             1,228,125
                                                            ----------------------------------
                                                               6,098,381             4,870,256
                                                            ==================================

Net loss per share                                            $    (1.79)           $    (2.27)
                                                            ==================================

In February 1997, the Financing Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.

                     Alexandria Real Estate Equities, Inc.

                                  (Unaudited)


8. NET LOSS PER SHARE (CONTINUED)

Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The methodology required by this pronouncement would not have a material impact on net loss per share information presented by the Company for the three months ended June 30, 1997.

9. PURCHASE AGREEMENTS

In June and July 1997, the Company entered into agreements to purchase three properties for an aggregate purchase price of $13.3 million. The Company anticipates that these acquisitions will close in the three months ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company differing materially from expected results expressed or implied by such forward-looking information and statements. In the context of forward-looking information and statements provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission, including but not limited to, those risk factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-11 (File No. 333-23545).

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

OVERVIEW

Since its formation in October 1994, the Company has devoted substantially all of its resources to the acquisition and management of high quality, strategically located Life Science Facilities leased principally to Life Science Industry tenants in its target markets.

The Company receives income from rental revenue (including tenant recoveries) from its properties. The Company acquired its current portfolio over the last three years, with four of the Properties acquired in calendar year 1994, eight acquired in 1996 (the "1996 Acquired Properties") and three acquired in 1997 in connection with the Offering (the "1997 Acquired Properties"). As a result of the Company's acquisition strategy, the financial data shows significant increases in total revenue and expenses for the 1997 periods compared to the 1996 periods, largely attributable to the acquisitions in 1996 and 1997. For the foregoing reasons, and due to the effects of the Offering and related transactions, the Company does not believe its period-to-period historical financial data are comparable. Accordingly, the Company has presented pro forma financial information, which gives effect to the Offering and the acquisitions made in 1996 and 1997, later in this discussion.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1997 ("Second Quarter 1997") to Three Months Ended June 30, 1996 ("Second Quarter 1996")

Rental revenue increased by $3.3 million, or 132%, to $5.7 million for Second Quarter 1997 compared to $2.5 million for Second Quarter 1996. The increase resulted primarily from the 1996 Acquired Properties and the 1997 Acquired Properties, which added $3.2 million of rental revenue in Second Quarter 1997. Rental revenue from the Properties owned since January 1, 1996 (the "Same Properties") increased by $55,000 or 3%. This increase resulted primarily from the conversion and lease of 19,310 square feet of storage space at 10933 North Torrey Pines Road to higher rent laboratory space in October 1996.

Tenant recoveries and other income increased by $1.3 million, or 187%, to $2.0 million for Second Quarter 1997 compared to $702,000 for Second Quarter 1996. The increase resulted primarily from the 1996 Acquired Properties and the 1997 Acquired Properties, which added $1.2 million of tenant recoveries. Tenant recoveries from the Same Properties increased by $29,000, or 6%, due to an increase in operating expenses and the improved measurement and recovery of tenant utility expenses. Other income increased by $134,000 for Second Quarter 1997 compared to Second Quarter 1996, resulting from an increase in interest income due to increased amounts in capital improvement reserve accounts.

Rental operating expenses increased by $1.3 million, or 199%, to $2.0 million for Second Quarter 1997 compared to $671,000 for Second Quarter 1996. The increases resulted primarily from the 1996 Acquired Properties and the 1997 Acquired Properties, which added $1.3 million of rental operating expenses. Operating expenses for the Same Properties increased by $50,000, or 8%.

General and administrative expenses increased by $229,000, or 63%, to $593,000 for Second Quarter 1997 compared to $364,000 for Second Quarter 1996, due to the Company's larger scope of operations in 1997.

Interest expense increased by $866,000 or 72%, to $2.1 million for Second Quarter 1997 compared to $1.2 million for Second Quarter 1996. The increase resulted primarily from indebtedness incurred to acquire the 1996 Acquired Properties.

Depreciation and amortization increased by $626,000, or 130%, to $1.1 million for Second Quarter 1997 compared to $480,000 for Second Quarter 1996. The increase resulted primarily from depreciation associated with the 1996 Acquired Properties and the 1997 Acquired Properties.

Stock compensation expense of $3.8 million was recorded in Second Quarter 1997 for the non-recurring, non-cash expense associated with stock grants and options issued to officers, directors and certain employees of the Company in connection with the Offering.

Acquisition LLC financing costs of $6,973,000 were expensed in Second Quarter 1997, representing the portion of the purchase price of Acquisition LLC in excess of the cost incurred by Acquisition LLC to acquire its three Life Science Facilities (see Note 6 to condensed financial statements).

Write-off of unamortized loan costs in Second Quarter 1997 represents the write-off of loan costs associated with $72,698,000 of secured notes repaid with proceeds of the Offering.

As a result of the foregoing, there was a net loss of $10.9 million for Second Quarter 1997 compared to net income of $448,000 for Second Quarter 1996.

Comparison of Six Months Ended June 30, 1997 ("Six Months 1997") to Six Months Ended June 30, 1996 ("Six Months 1996")

Rental revenue increased by $6.3 million, or 140%, to $10.9 million for Six Months 1997 compared to $4.6 million for Six Months 1996. The increase resulted primarily from the 1996 Acquired Properties and the 1997 Acquired Properties, which added $6.2 million of rental revenue in Six Months 1997. Rental revenue from the Same Properties increased by $120,000, or 3%. This increase resulted primarily from the conversion and lease of 19,310 square feet of storage space at 10933 North Torrey Pines Road to higher rent laboratory space in October 1996.

Tenant recoveries and other income increased by $2.8 million, or 227%, to $4.0 million for Six Months 1997 compared to $1.2 for Six Months 1996. The increase resulted primarily from the 1996 Acquired Properties and the 1997 Acquired Properties, which added $2.6 million of tenant recoveries. Tenant recoveries for the Same Properties were relatively unchanged. Other income increased by $189,000 for Six Months 1997 compared to Six Months 1996, resulting from an increase in interest income due to increased amounts in capital improvement reserve accounts.

Rental operating expenses increased by $2.6 million, or 213%, to $3.8 million for Six Months 1997 compared to $1.2 million for Six Months 1996. The increases resulted almost entirely from the 1996 Acquired Properties and the 1997 Acquired Properties. Operating expenses for the Same Properties were relatively unchanged.

General and administrative expenses increased by $406,000, or 53%, to $1.2 million for Six Months 1997 compared to $770,000 for Six Months 1996 due to the Company's larger scope of operations in 1997.

The special bonus of $353,000 in Six Months 1997 was awarded to an officer of the Company in connection with the Offering and accrued for the period ended March 31, 1997. Post-retirement benefit expense of $632,000 in Six Months 1997 reflects an adjustment for the non-cash accrual associated with a one-time post retirement benefit for an officer of the Company. Stock compensation expense of $4.2 million was recorded in Six Months 1997 for the non-recurring, non-cash expense related to the issuance of stock grants and options to officers, directors and certain employees of the Company principally in connection with the Offering.

Acquisition LLC financing costs of $6,973,000 were expensed in Six Months 1997, representing the portion of the purchase price of Acquisition LLC in excess of the cost incurred by Acquisition LLC to acquire its three Life Science Facilities (see Note 6 to condensed financial statements).

Write-off of unamortized loan costs in Six Months 1997 represents the write-off of loan costs associated with $72,698,000 of secured notes repaid with proceeds of the offering.

Interest expense increased by $2.5 million, or 116%, to $4.6 million for Six Months 1997 compared to $2.1 million for Six Months 1996. The increase resulted primarily from indebtedness incurred to acquire the 1996 Acquired Properties.

Depreciation and amortization increased by $1.2 million, or 136%, to $2.1 million for Six Months 1997 compared to $893,000 for Six Months 1996. The increase resulted primarily from depreciation associated with the 1996 Acquired Properties and the 1997 Acquired Properties.

As a result of the foregoing, there was a net loss of $11.1 million for Six Months 1997 compared to net income of $767,000 for Six Months 1996.

LIQUIDITY AND CAPITAL RESOURCES

Aggregate net proceeds of the Offering (including exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees, and offering costs were approximately $139,156,000. The Company used net proceeds from the Offering, as well as proceeds from (i) an $8,500,000 17-year self amortizing mortgage loan on 1431 Harbor Bay Parkway and (ii) a $6,860,000 second mortgage loan on 1120/1724 Columbia Street, to repay debt of approximately $77,698,000. As a result, total secured debt was reduced to approximately $55,151,000, as follows:

                                                PRINCIPAL
                                                BALANCE AT      INTEREST        MATURITY
              COLLATERAL                      JUNE 30, 1997       RATE            DATE
      -------------------------------------------------------------------------------------

      3535/3565 General Atomics
       Court, San Diego, CA                     $18,270,000       9.00%       December 2014
      1431 Harbor Bay Parkway
       Alameda, CA                                8,500,000       7.17%       January 2014
      1102/1124 Columbia Street
       Seattle, WA (first deed of trust)         21,521,000       7.75%       May 2016
      1102/1124 Columbia Street
       Seattle, WA (second deed of
       trust)                                     6,860,000         (1)       July 2016
                                                -----------
                                                $55,151,000
                                                ===========

(1) The interest rate on the second deed of trust on 1102/1124 Columbia Street is anticipated to be fixed by September 1997 at a rate equal to 90 basis points over the interpolated 20-year Treasury rate, which would have resulted in a fixed interest rate of approximately 7.30% as of June 30, 1997.

As of June 30, 1997, $1,664,000 was held in a restricted cash account pursuant to the terms of the Company's second mortgage loan on 1102/1124 Columbia Street. In addition, approximately $3.4 million has been set aside in a restricted cash account to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements to the property) at 1102/1124 Columbia Street pursuant to an agreement between the Company and a tenant. The Company also holds approximately $792,000 in security deposit reserve accounts based on the terms of certain lease agreements.

Although cash from operations required to fund interest expense has decreased substantially as a result of the Company's reduction in overall debt following the Offering, such reduction has been offset by an increased requirement to use cash from operations to meet annual REIT distribution requirements. The Company expects to make distributions and to pay amortization of principal and interest on its debt from cash available for distribution, which is expected to exceed cash historically available for distribution as a result of the reduction in debt described above. Initially, cash accumulated will be invested by the Company primarily in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's qualification for taxation as a REIT. After the Company begins utilizing its line of credit facility to fund the cost of acquisitions, amounts accumulated may also be utilized to reduce borrowings outstanding under the line of credit.

The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that net cash provided by operations will be sufficient to fund its recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

The Company expects to meet certain long-term liquidity requirements, such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness, including borrowings under the line of credit, and the issuance of additional equity securities.

In connection with the Offering, the Company obtained an unsecured line of credit providing for borrowings of up to $150,000,000, consisting of a $100,000,000 activated portion and a $50,000,000 portion that may be activated at the Company's discretion (upon payment of an activation fee), provided no default exists under the line of credit facility. The line of credit provides for borrowings bearing interest at a floating rate which is based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance the Company must elect to fix the rate for a period of time of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Based on the pool of unencumbered assets at June 30, 1997, borrowings under the line of credit would be limited to approximately $82 million. The line of credit will be used primarily to finance acquisitions and capital improvements. As of June 30, 1997 and August 12, 1997, no borrowings were outstanding under the line of credit.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for one-year periods upon notice by the Company and consent of the participating banks. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

The Phase I environmental assessments of the properties have not revealed any environmental liabilities that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any such material environmental liabilities.

HISTORICAL CASH FLOWS

Historically, the Company's principal sources of funding for operations and capital expenditures have been the proceeds from the Offering, cash flows from operating activities, private stock offerings and secured debt financings.

Net cash used in operating activities for Six Months 1997 decreased by $3.1 million to $662,000 compared to $3.8 million for Six Months 1996. The decrease resulted primarily from operating cash flows from the 1996 Acquired Properties.

Net cash used in investing activities increased by $23.9 million to $53.8 million for Six Months 1997 compared to net cash used in investing activities of $29.9 million for Six Months 1996. The increase resulted primarily from the acquisitions of the 1997 Acquired Properties.

Cash provided by financing activities increased by $40.3 million to $74.7 million for Six Months 1997 compared to $34.4 million for Six Months 1996. The increase resulted primarily from $139.2 million in net proceeds from the Offering and $15.4 million in proceeds from secured debt, offset by $78.4 million of principal reductions in debt, retired principally with proceeds from the Offering. In addition, the Company paid dividends on common stock of $2.8 million and dividends on preferred stock of $1.1 million.

INFLATION

Approximately 80% of the Company's leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 65% of the Company's leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI or other index. Accordingly, the Company does not believe that its earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the Company's variable rate borrowing cost, including borrowings under the line of credit.

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Due to the impact of the Offering and related transactions and the acquisitions by the Company in 1996 and 1997, the historical results of operations are not indicative of the Company's future results of operations. The following pro forma condensed consolidated financial information presents the results of operations of the Company as if the Offering (including the exercise of the over-allotment option) and related transactions occurred on January 1, 1996. As described in the pro forma financial statements included in the Company's prospectus dated May 27,1997, pro forma results for 1997 do not include the operations of two of the Company's properties (14225 Newbrook Drive and 1330 Piccard Drive) for the period prior to their acquisition by Acquisition LLC (on January 13, 1997 and January 15, 1997, respectively). These properties were owner occupied prior to purchase and, as a result, there were no historical operating results as rental properties. The adjusted pro forma financial information presented below assumes that the new leases entered into with the sellers of such properties were in effect for the entire period presented. The pro forma and adjusted pro forma financial information presented below is based upon historical information and does not purport to present the actual results that would have occurred had the transactions occurred on January 1, 1996, nor to project the Company's results of operations for any future period.

                        Condensed Consolidated Pro Forma
                             Financial Information
                                  (unaudited)

                                                                     THREE MONTHS ENDED
                                                                           JUNE 30
                                                                          PRO FORMA
                                                                    1997              1996
                                                               -----------------------------
                                                                  (Dollars in thousands,
                                                                  except per share data)

Total revenues                                                 $     9,154       $     6,408
Expenses:
 Rental operations                                                   1,992             1,482
 General and administrative                                            663               700
 Stock compensation                                                  3,768
 Interest                                                            1,177               733
 Depreciation and amortization                                       1,229               788
                                                               -----------------------------
                                                                     8,829             3,703
                                                               -----------------------------
Net income                                                     $       325       $     2,705
                                                               =============================

Pro forma shares of common stock outstanding                    11,404,631        11,404,631
                                                               =============================

Net income per pro forma share of common stock outstanding     $      0.03       $      0.24
                                                               =============================

                       Condensed Consolidated Pro Forma
                       Financial Information (continued)

                                                         SIX MONTHS ENDED JUNE 30
                                                                                 ADJUSTED
                                                        PRO FORMA                PRO FORMA
                                                  1997             1996            1997
                                               -----------------------------     -----------
                                               (Dollars in thousands, except for share data)
Total revenues                               $    18,162       $    11,430     $    18,433
Expenses:
 Rental operations                                 3,924             2,775           3,931
 General and administrative                        1,363             1,400           1,363
 Special bonus                                       353                 -             353
 Stock compensation                                4,162                 -           4,162
 Post retirement benefit                             632                 -             632
 Interest                                          2,350             1,363           2,350
 Depreciation and amortization                     2,511             1,597           2,552
                                             -----------------------------     -----------
                                                  15,295             7,135          15,343
                                             -----------------------------     -----------
Net income                                   $     2,867       $     4,295     $     3,090
                                             =============================     ===========
Pro forma shares of common stock
 outstanding                                  11,404,631        11,404,631      11,404,631
                                             =============================     ===========

Net income per pro forma share of common
 stock outstanding                           $      0.25       $     $0.38     $      0.27
                                             =============================     ===========

FUNDS FROM OPERATIONS

Management believes that funds from operations (FFO) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures and significant non-recurring events. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following tables present the Company's FFO for the three months ended June 30, 1997 on an historical and pro forma basis, and for the six months ended June 30, 1997 on an historical, pro forma and adjusted pro forma basis. The adjusted pro forma information for the six months ended June 30, 1997 assumes that leases entered into with sellers of previously owner-occupied properties were in effect for the entire period presented:

                                                     (UNAUDITED)
                                                 THREE MONTHS ENDED
                                                    JUNE 30, 1997
                                             HISTORICAL       PRO FORMA
                                             --------------------------
                                                   (In Thousands)

Net income (loss)                            $(10,912)           $  325
Add:
Stock compensation                              3,768             3,768
Acquisition LLC financing costs                 6,973
Write-off of unamortized loan costs             2,146
Depreciation and amortization                   1,106             1,229
                                             --------------------------
FFO                                          $  3,081            $5,322
                                             ==========================

                                                  (UNAUDITED)
                                        SIX MONTHS ENDED JUNE 30, 1997
                                                                    ADJUSTED
                                  HISTORICAL       PRO FORMA        PRO FORMA
                                  -------------------------------------------
                                                   (In Thousands)

Net income (loss)                 $(11,055)          $ 2,867          $ 3,090
Add:
Special bonus                          353               353              353
Stock compensation                   4,162             4,162            4,162
Post-retirement benefit                632               632              632
Acquisition LLC financing costs      6,973
Write-off of unamortized loan        2,146
 costs
Depreciation and amortization        2,109             2,511            2,552
                                  -------------------------------------------
FFO                               $  5,320           $10,525          $10,789
                                  ===========================================


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

Not applicable.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the three months ended June 30, 1997, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 1997 and in connection with the Offering, the Company issued (i) 7,354 shares of common stock, upon conversion of the Company's Series U preferred stock, in reliance upon an exemption from registration under Section 3(a) (9) of the Securities Act of 1933, as amended (the "Securities Act"); (ii) 1,659,239 shares of common stock, upon conversion of the Company's Series V preferred stock, in reliance upon an exemption from registration under Section 3(a) (9) of the Securities Act; (iii) 209,615 shares of common stock to officers, directors and certain employees of the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act; and (iv) options to purchase 600,000 shares of common stock, to officers, directors and employees of the Company, in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1997, the holders of capital stock of the Company entitled to vote on the matters presented executed an Informal Action in Lieu of Annual Meeting, pursuant to which such stockholders unanimously (i) ratified and approved all actions of the directors since the last informal action of stockholders in lieu of annual meeting; (ii) elected Joel S. Marcus, Jerry M. Sudarsky, Alan D. Gold, Joseph Elmalch, Viren Mehta, David Petrone and Anthony M. Solomon as directors of the Company, each to serve until the next annual meeting of stockholders and until their successors are duly elected and qualify; (iii) approved the Company's 1997 Stock Award and Incentive Plan; and (iv) approved an amendment to the Company's charter, which, among other things, increased the authorized capital stock, eliminated classification of the Board of Directors, and added provisions permitting extraordinary actions to be authorized by a majority vote and requiring the Board of Directors to use its best efforts to maintain the Company's REIT qualification or to terminate the same if it believes such qualification is no longer in the Company's best interest.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1  Articles of Amendment and Restatement of the Registrant
3.2  Certification of Correction of the Registrant
3.3  Amended and Restated Bylaws of the Registrant
4.1 Specimen certificate representing shares of Common Stock (incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-11 (File No. 333-23545)).
27.1 Financial Data Schedule

(b)  Reports on Form 8-K.

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 1997.


                         ALEXANDRIA REAL ESTATE EQUITIES, INC.


                          /s/ Joel S. Marcus
                         ---------------------------------------
                         Joel S. Marcus
                         Chief Executive Officer
                         (Principal Executive Officer)



                          /s/ Peter J. Nelson
                         ---------------------------------------
                         Peter J. Nelson
                         Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)