Form 10-Q
period 1997-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1997-11-14
CIK 1035443

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                    SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997

                                          OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                    SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________

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

                                         N/A
                       - - - - - - - - - - - - - - - - - - - -
                 (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X          No
                             ---------         ----------

As of November 13, 1997, 11,404,631 shares of common stock, par value $.01 per share, were outstanding.

                                  TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. as of September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Operations of Alexandria
           Real Estate Equities, Inc. for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996

           Condensed Consolidated Statement of Stockholders' Equity of Alexandria Real Estate Equities, Inc. for the nine months ended September 30, 1997

           Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. for the nine months ended September 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II -  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.    OTHER INFORMATION
Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                         Alexandria Real Estate Equities, Inc.

                        Condensed Consolidated Balance Sheets
                                     (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997           1996
                                                   ----------------------------
ASSETS
Rental properties, net                               $214,922       $146,960
Cash and cash equivalents                               6,789          1,696
Tenant security deposit funds and other
  restricted cash                                       4,655          5,585
Tenant receivables and deferred rent                    1,153          1,244
Loan fees and costs (net of accumulated
  amortization of $184 and $131,
  respectively)                                         1,602          2,502
Other assets                                            2,403          2,405
                                                     --------------------------
    Total assets                                     $231,524       $160,392
                                                     --------------------------
                                                     -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable and line of credit             $ 54,727       $113,182
Accounts payable, accrued expenses and tenant
  security deposits                                     4,965          3,562
Dividends payable                                       4,562          1,550
Due to Health Science Properties Holding
  Corporation                                              --          2,525
                                                     --------------------------
    Total liabilities                                  64,254        120,819

Manditorily redeemable Series V cumulative
  convertible preferred stock, $0.01 par
  value per share                                          --         25,042
Stockholders' equity:
  Preferred stock, $0.01 par value per share               --            111
  Common stock, $0.01 par value per share,
    100,000,000 shares authorized; 11,404,631
    and 1,000 shares issued and outstanding at
    September 30, 1997 and December 31, 1996,
    respectively                                          114             --
Additional paid-in capital                            178,297         16,195
Accumulated deficit                                   (11,141)        (1,775)
                                                     --------------------------
    Total stockholders' equity                        167,270         14,531
                                                     --------------------------
    Total liabilities and stockholders' equity       $231,524       $160,392
                                                     --------------------------
                                                     --------------------------


SEE ACCOMPANYING NOTES.

                       Alexandria Real Estate Equities, Inc.

                  Condensed Consolidated Statements of Operations
                                    (Unaudited)
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                1997           1996           1997           1996
                                                          ---------------------------------------------------------
Revenues:
  Rental                                                  $     7,062      $   3,752     $   17,963        $ 8,303
  Tenant recoveries and other income                            2,615          1,659          6,619          2,881
                                                          ---------------------------------------------------------
                                                                9,677          5,411         24,582         11,184
Expenses:
  Rental operations                                             2,383          1,374          6,216          2,599
  General and administrative                                      629            310          1,805          1,080
  Interest                                                      1,214          1,924          5,789          4,042
  Stock compensation                                               --             --          4,239             --
  Post retirement benefit                                          --            438            632            438
  Special bonus                                                    --             --            353             --
  Acquisition LLC financing costs                                  --             --          6,973             --
  Write-off of unamortized loan costs                              --             --          2,147             --
  Depreciation and amortization                                 1,325            674          3,434          1,567
                                                          ---------------------------------------------------------
                                                                5,551          4,720         31,588          9,726
                                                          ---------------------------------------------------------
Net (loss) income                                         $     4,126      $     691     $   (7,006)       $ 1,458
                                                          ---------------------------------------------------------
                                                          ---------------------------------------------------------

Net income allocated to preferred stockholders            $        --            255     $    3,038            255
                                                          ---------------------------------------------------------
                                                          ---------------------------------------------------------

Net (loss) income allocated to common stockholders
                                                          $     4,126            436      $ (10,044)         1,203
                                                          ---------------------------------------------------------
                                                          ---------------------------------------------------------

Net (loss) per pro forma share of common stock            $      0.36                     $   (0.99)
                                                          -------------                  -------------
                                                          -------------                  -------------

Pro forma weighted average shares of common stock
  outstanding                                              11,404,631                     7,048,381
                                                          -------------                  -------------
                                                          -------------                  -------------


SEE ACCOMPANYING NOTES.

                          Alexandria Real Estate Equities, Inc.

                  Condensed Consolidated Statements of Stockholders' Equity
                            Nine months ended September 30, 1997
                                      (Unaudited)
                                (DOLLARS IN THOUSANDS)


                                                    NUMBER OF                NUMBER OF
                                                    SERIES T    SERIES T     SERIES U      SERIES U     NUMBER OF
                                                    PREFERRED   PREFERRED    PREFERRED     PREFERRED     COMMON
                                                     SHARES       STOCK       SHARES         STOCK       SHARES
                                                    -------------------------------------------------------------
Balance at December 31, 1996                           12          $ 1         220          $ 110           1,000
  Accretion on Series V  preferred stock               --           --          --             --              --
  Cash dividends on Series T, U and V preferred
    stock                                              --           --          --             --              --
  Exercise of compensatory stock options and
    issuance of stock grants (including
    compensation expense of $4,161)                    --           --          --             --         209,615
  Stock split                                          --           --          --             --       1,764,923
  Issuance of common stock in connection with
    initial public offering, net of offering costs     --           --          --             --       7,762,500
  Conversion of Series U preferred stock               --           --        (220)          (110)          7,354
  Conversion of Series V preferred stock               --           --          --             --       1,659,239
  Redemption of Series T preferred stock              (12)          (1)         --             --              --
  Cash dividends on common stock                       --           --          --             --              --
  Dividends declared on common stock                   --           --          --             --              --
  Net loss                                             --           --          --             --              --
                                                    -------------------------------------------------------------
Balance at September 30, 1997                          --          $--          --          $  --      11,404,631
                                                    -------------------------------------------------------------
                                                    -------------------------------------------------------------



                                                               ADDITIONAL
                                                       COMMON   PAID-IN   ACCUMULATED
                                                       STOCK    CAPITAL     DEFICIT        TOTAL
                                                       -----------------------------------------
Balance at December 31, 1996                           $ --   $  16,195   $  (1,775)    $ 14,531
  Accretion on Series V  preferred stock                 --      (1,911)         --       (1,911)
  Cash dividends on Series T, U and V preferred
    stock                                                --          --      (1,127)      (1,127)
  Exercise of compensatory stock options and
    issuance of stock grants (including
    compensation expense of $4,161)                       2       4,190          --        4,192
  Stock split                                            18         (18)         --           --
  Issuance of common stock in connection with
    initial public offering, net of offering costs       78     138,812          --      138,890
  Conversion of Series U preferred stock                 --         109          --           (1)
  Conversion of Series V preferred stock                 16      26,936          --       26,952
  Redemption of Series T preferred stock                 --          --          --           (1)
  Cash dividends on common stock                         --      (1,454)     (1,233)      (2,687)
  Dividends declared on common stock                     --      (4,562)         --       (4,562)
  Net loss                                               --          --      (7,006)      (7,006)
                                                       -----------------------------------------
Balance at September 30, 1997                          $114    $178,297    $(11,141)    $167,270
                                                       -----------------------------------------
                                                       -----------------------------------------


SEE ACCOMPANYING NOTES.

                         Alexandria Real Estate Equities, Inc.

                     Condensed Consolidated Statements of Cash Flows
                                      (Unaudited)
                                    (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              1997        1996
                                                           ---------------------
Net cash provided by (used in) operating activities        $  3,710    $ (2,573)

INVESTING ACTIVITIES
Purchase of rental properties                               (68,555)    (55,941)
Improvements to rental properties                            (2,635)       (878)
                                                           ---------------------
Net cash used in investing activities                       (71,190)    (56,819)

FINANCING ACTIVITIES
Proceeds from secured notes payable                          15,360      68,060
Proceeds from unsecured line of credit                        2,500          --
Proceeds from issuance of common stock                      138,919          --
Redemption of Series T preferred stock                           (1)         --
Issuance of Series U preferred stock                             --         110
Issuance of Series V preferred stock                             --      13,270
(Decrease) increase in due to Health Science Properties
  Holding Corporation                                        (2,525)      2,400
Principal reductions of secured notes payable               (73,815)    (16,424)
Principal reductions of unsecured line of credit             (2,500)     (4,000)
Common dividends paid                                        (4,237)       (939)
Preferred dividends paid                                     (1,127)        (98)
                                                           ---------------------
Net cash provided by financing activities                    72,573      62,379
Net increase in cash and cash equivalents                     5,093       2,987
Cash and cash equivalents at beginning of period              1,696         919
                                                           ---------------------
Cash and cash equivalents at end of period                 $  6,789    $  3,906
                                                           ---------------------
                                                           ---------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period year for interest              $ 12,753    $  3,898
                                                           ---------------------
                                                           ---------------------

SEE ACCOMPANYING NOTES.

                      Alexandria Real Estate Equities, Inc.

               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1. BACKGROUND, BASIS OF PRESENTATION AND THE INITIAL PUBLIC OFFERING

BACKGROUND

Alexandria Real Estate Equities, Inc. (formerly known as Health Science Properties, Inc.), a Maryland corporation (the "Company"), is a Real Estate Investment Trust ("REIT") formed in October 1994 to acquire, manage, and selectively develop properties for lease principally to participants in the life science industry ("Life Science Facilities"). As of September 30, 1997 and December 31, 1996, the Company owned 18 and 12 Life Science Facilities, respectively.

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

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

On June 2, 1997, the Company completed an initial public offering (the "Offering") of 6,750,000 shares of common stock, $.01 par value per share. The Offering price was $20.00 per share, resulting in gross proceeds of $135,000,000. On June 26, 1997, the underwriters exercised their over-allotment option in connection with the Offering and the Company issued an additional 1,012,500 shares of common stock, resulting in additional gross proceeds of $20,250,000. The aggregate net proceeds of the Offering (including exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees and offering costs, were approximately $ 138,890,000.

                      Alexandria Real Estate Equities, Inc.

                                   (Unaudited)




1. BACKGROUND, BASIS OF PRESENTATION AND THE INITIAL PUBLIC OFFERING (CONTINUED)

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)

The following transactions also occurred in June 1997 in connection with the
Offering:

  - The Company paid off debt of approximately $77,698,000, including (i) mortgage debt of $72,698,000, (ii) debt of $2,500,000 outstanding under its prior unsecured line of credit, and (iii) debt of $2,500,000 to Health Science Properties Holding Corporation ("Holdings"). Holdings owned all of the Company's common stock prior to the Offering and 15.5% of the common stock of the Company as of September 30, 1997.

  -  The Company obtained two new mortgage loans totaling $15,360,000.

  - The Company acquired an entity that owns three Life Science Facilities from affiliates of PaineWebber Incorporated, the lead managing underwriter for the Offering, for an aggregate of $58,844,000 ($51,871,000 of which has been recorded as the purchase price of the properties and $6,973,000 of which has been recorded as a financing cost (see Note 6)).

  - Each previously outstanding share of the Company's common stock was split into 1,765.923 shares of common stock.

  - All of the previously outstanding Series T preferred stock was redeemed at its stated value ($1,200 in the aggregate).

  - All of the previously outstanding shares of the Company's Series U preferred stock and Series V preferred stock were converted into shares of common stock (7,354 shares in the aggregate for Series U and 1,659,239 shares in the aggregate for Series V).

  - Officers, directors and certain employees of the Company were granted an aggregate of 152,615 shares of the Company's common stock. In addition, officers, directors and certain employees of the Company were granted options to purchase 57,000 shares of the Company's common stock in substitution for stock options previously issued by Holdings (see Note
     5). These options were exercised in connection with the Offering.

                      Alexandria Real Estate Equities, Inc.

                                   (Unaudited)

1. BACKGROUND, BASIS OF PRESENTATION AND THE INITIAL PUBLIC OFFERING (CONTINUED)

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)

  - Officers, directors and employees of the Company were granted options to purchase an aggregate of 600,000 shares of the Company's common stock of the Company at the Offering price under the Company's 1997 stock option plan.

2. RENTAL PROPERTIES, NET

Rental properties, net consist of the following:



                                         SEPTEMBER 30,   DECEMBER 31,
                                              1997          1996
                                         ----------------------------
                                               (IN THOUSANDS)

Land                                       $ 43,245       $ 28,383
Buildings and improvements                  179,079        122,771
                                           -----------------------

                                            222,324        151,154
Less accumulated depreciation                (7,402)        (4,194)
                                           -----------------------
                                           $214,922       $146,960
                                           -----------------------
                                           -----------------------


During the three months ended September 30, 1997, the Company acquired three Life Science Facilities and a parcel of land to be developed as a Life Science Facility for an aggregate purchase price of $16,046,000.

3. UNSECURED LINE OF CREDIT

In connection with the Offering, the Company obtained an unsecured line of credit providing for borrowings of up to $150,000,000, consisting of a $100,000,000 activated portion and a $50,000,000 portion that may be activated at the Company's discretion (upon the payment of an activation fee), provided no default exists under the line of credit. Borrowings under the line of credit bear interest at a floating rate which is based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, the Company must elect to fix the rate for a period of time of one, two, three or six month period.

                      Alexandria Real Estate Equities, Inc.

                                   (Unaudited)

3. UNSECURED LINE OF CREDIT (CONTINUED)

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. As of September 30, 1997, borrowings under the line of credit were limited to approximately $84 million. No borrowings were outstanding under the line of credit at September 30, 1997.

The line of credit expires on May 31, 2000 and provides for annual extensions (provided there is no default) for one-year periods upon notice by the Company and consent of the participating banks. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

In connection with obtaining the line of credit, the Company incurred $695,000 in fees and costs, which are being amortized over the initial term of the line of credit. In addition, the Company is required to continue to pay certain periodic fees for the line of credit, depending on the usage of the facility.

In June 1997, the Company paid off its prior unsecured line of credit of $2,500,000 with proceeds from the Offering (see Note 1).

4. SECURED NOTES PAYABLE

Secured notes payable as of September 30, 1997 are as follows:

  Notes payable secured by first deeds of trust on four
    rental properties bearing interest at annual rates
    between 7.17% and 9.00%, payable in installments
    through 2016                                                   $48,056,000

  Note payable to the City of Seattle secured by a second deed of trust on 1102/1124 Columbia Street, bearing interest at a variable annual rate (approximately 6% at September 30,
    1997), payable in annual installments through 2016               6,671,000
                                                                   -----------
                                                                   $54,727,000
                                                                   -----------
                                                                   -----------

                      Alexandria Real Estate Equities, Inc.

                                   (Unaudited)


4. SECURED NOTES PAYABLE (CONTINUED)

In September 1997, the City of Seattle notified the Company that, in accordance with the terms of the loan, the Company's note in favor of the City would be pooled with other notes (unrelated to the Company), and the interest rate on the note would be fixed at approximately 7.1% in October 1997. Thereafter, the Company and the City of Seattle agreed that: (i) the note will not be pooled, (ii) the Company will prepay the note, and (iii) the interest rate will remain variable (approximately 6% at September 30, 1997) until the prepayment is made. The Company intends to prepay the note during the fourth quarter of 1997. In connection with the prepayment, $1,833,000 in restricted cash held in trust as additional security on the loan will be returned to the Company.

In June 1997, the Company paid off secured notes with a principal balance of $72,698,000 with proceeds from the Offering and related transactions (see
Note 1). In connection with the retirement of these loans, the Company wrote off $2,146,000 of unamortized loan costs, including the cost of certain interest rate cap agreements.

5. NON-CASH TRANSACTIONS

Stock compensation expense represents non-cash compensation expense associated with stock grants and stock options issued to officers, directors and certain employees of the Company in connection with the Offering (see
Note 1). Stock compensation expense for the nine months ended September 30, 1997 includes (i) $394,000 recognized with respect to stock options issued during the three months ended March 31, 1997, and (ii) $3,845,000 recognized with respect to stock grants and the issuance and exercise of the substitute options during the three months ended June 30, 1997 (including $77,000 not previously recognized in the financial statements included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

In connection with the Offering, outstanding shares of the Company's Series U preferred stock and Series V preferred stock were converted into shares of common stock (see Note 1). The common stock issued was recorded at the book value of the Series U preferred stock and the Series V preferred stock (an aggregate of $27,061,000).

6. PURCHASE OF ACQUISITION LLC

In connection with the Offering, the Company acquired 100% of the membership interests in ARE Acquisitions, LLC (formerly PW Acquisitions I, LLC) (the "Acquisition LLC") from affiliates of PaineWebber Incorporated, the lead managing underwriter of the

                      Alexandria Real Estate Equities, Inc.

                                   (Unaudited)


Offering. Acquisition LLC owns three Life Science Facilities which it acquired in January 1997 from unaffiliated sellers. The Company's purchase price for the membership interests (approximately $58,844,000) exceeded the cost incurred by the Acquisition LLC to acquire the properties (approximately $51,871,000). The Company's acquisition of the membership interests in the Acquisition LLC has been recorded as a financing transaction, with the excess of the purchase price of such membership interests over the cost of the Acquisition LLC over its cost to acquire the properties ($6,973,000) being reflected as a financing cost in the accompanying condensed consolidated statement of operations.

7.  DIVIDEND

On September 26, 1997, the Company declared a cash dividend on its common stock of $4,562,000 ($ 0.40 per share) for the calendar quarter ended September 30, 1997. The dividend was paid on October 17, 1997.

8. NET LOSS PER SHARE

Historical per share data has not been presented because it is not meaningful due to the various changes in the Company's capital structure in connection with the Offering.

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

                      Alexandria Real Estate Equities, Inc.

                                   (Unaudited)


8. NET LOSS PER SHARE (CONTINUED)


The following table sets forth the computation of net loss per pro forma share of common stock outstanding.


                                                  THREE MONTHS      NINE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      1997             1997
                                                 -------------------------------
Net loss                                          $(4,126,000)    $(7,006,000)
                                                 -------------------------------
                                                 -------------------------------

Pro forma shares of common stock on a
  historical basis                                 11,404,631       3,642,131
Shares issued in the Offering, weighted for
  period outstanding                                       --       3,406,250
                                                 -------------------------------
                                                   11,404,631       7,048,381
                                                 -------------------------------
                                                 -------------------------------

Net loss per share                                $     (0.36)    $     (0.99)
                                                 -------------------------------
                                                 -------------------------------



In February 1997, the Financing Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The methodology required by this pronouncement would not have a material impact on net loss per share information presented by the Company for the three months or nine months ended September 30, 1997.

9. PURCHASE AGREEMENTS

As of November 13, 1997, the Company has entered into agreements to purchase three Life Science Facilities for an aggregate purchase price of $19,100,000 and approximately 18 acres of land suitable for the development of Life Science Facilities for a purchase price of $5,375,000. Subject to the Company's due diligence review and customary closing conditions, the Company anticipates that these acquisitions will close during the fourth quarter of 1997. The Company anticipates using its line of credit to fund the cost of these acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company differing materially from expected results expressed or implied by such forward-looking information and statements. In the context of forward-looking information and statements provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission, including but not limited to, those risk factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-11 (File No. 333-23545) (the "Registration Statement").

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report and in the Registration Statement.

OVERVIEW

Since its formation in October 1994, the Company has devoted substantially all of its resources to the acquisition and management of high quality, strategically located Life Science Facilities leased principally to Life Science Industry tenants in the life science industry in its target markets.

The Company receives income from rental revenue (including tenant recoveries) from its properties. Of the Company's 18 properties, four were acquired in calendar year 1994, eight in 1996 (the "1996 Acquired Properties"), three in 1997 in connection with the Offering and three in 1997 subsequent to the Offering (together, the "1997 Acquired Properties"). As a result of the Company's acquisition strategy, the financial data shows significant increases in total revenue and expenses for the 1997 periods compared to the 1996 periods, largely attributable to the acquisitions in 1996 and 1997 and the recognition of a full period of revenues for the 1996 Acquired
Properties. For the foregoing reasons, and due to the effects of the Offering and related transactions, the Company does not believe its period-to-period historical financial data are comparable. Accordingly, the Company also has included pro forma financial information, which gives effect to the Offering and the acquisitions made in 1996 and in 1997 in connection with the Offering.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 ("THIRD QUARTER 1997") TO THREE MONTHS ENDED SEPTEMBER 30, 1996 ("THIRD QUARTER 1996")

Rental revenue increased by $3.3 million, or 87%, to $7.1 million for Third Quarter 1997 compared to $3.8 million for Third Quarter 1996. The increase resulted primarily from the 1996 Acquired Properties acquired after July 1, 1996 being owned for a full period and the 1997 Acquired Properties, which together added $3.2 million of rental revenue in Third Quarter 1997. Rental revenue from the Properties owned since July 1, 1996 (the "Third Quarter Same Properties") increased by $96,000 or 3%. This increase resulted primarily from the conversion and lease of 19,310 square feet of storage space at 10933 North Torrey Pines Road to higher rent laboratory space in October 1996.

Tenant recoveries and other income increased by $956,000, or 58%, to $2.6 million for Third Quarter 1997 compared to $1.7 million for Third Quarter 1996. The increase resulted primarily from the 1996 Acquired Properties acquired after July 1, 1996 being owned for a full period and the 1997 Acquired Properties, which together added $644,000 million of tenant recoveries. Tenant recoveries from the Third Quarter Same Properties increased by $255,000, or 24%, due to an increase in operating expenses (particularly utilities) being passed through to the tenants and due to the improved measurement and recovery of certain tenant utility expenses. Other income increased by $57,000 for Third Quarter 1997 compared to Third Quarter 1996, resulting from an increase in interest income due to the investment of excess funds from the Offering and increased amounts in capital improvement reserve accounts.

Rental operating expenses increased by $1.0 million, or 73%, to $2.4 million for Third Quarter 1997 compared to $1.4 million for Third Quarter 1996. The increases resulted primarily from the 1996 Acquired Properties acquired after July 1, 1996 being owned for a full period and the 1997 Acquired Properties, which together added $868,000 of rental operating expenses. Operating expenses for the Third Quarter Same Properties increased by $263,000, or 25%, primarily due to increased utility expenses (due to greater usage) that are passed through to the tenants.

General and administrative expenses increased by $319,000, or 103%, to $629,000 for Third Quarter 1997 compared to $310,000 for Third Quarter 1996, due to the Company's larger scope of operations and increased costs incurred as a result of being a public company.

Post retirement benefit for Third Quarter 1996 relates to the non-cash accrual associated with a one-time post-retirement benefit for an officer of the Company.

Interest expense decreased by $710,000, or 37%, to $1.2 million for Third Quarter 1997 compared to $1.9 million for Third Quarter 1996. The decrease resulted from lower interest expense in Third Quarter 1997 due to the repayment of indebtedness paid off in June 1997 in connection with the Offering.

Depreciation and amortization increased by $651,000, or 97%, to $1.3 million for Third Quarter 1997 compared to $674,000 for Third Quarter 1996. The increase resulted primarily from depreciation associated with the 1996 Acquired Properties acquired after July 1, 1996 being owned for a full period and the 1997 Acquired Properties.

As a result of the foregoing, net income was $4.1 million for Third Quarter 1997 compared to $691,000 for Third Quarter 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 ("NINE MONTHS 1997") TO NINE MONTHS ENDED SEPTEMBER 30, 1996 ("NINE MONTHS 1996")

Rental revenue increased by $9.7 million, or 117%, to $18.0 million for Nine Months 1997 compared to $8.3 million for Nine Months 1996. The increase resulted primarily from the 1996 Acquired Properties being owned for a full period and the 1997 Acquired Properties, which together added $9.5 million of rental revenue in Nine Months 1997. Rental revenue from the properties owned since January 1, 1996 (the "Same Properties") increased by $174,000, or 3%. This increase resulted primarily from the conversion and lease of 19,310 square feet of storage space at 10933 North Torrey Pines Road to higher rent laboratory space in October 1996.

Tenant recoveries and other income increased by $3.7 million, or 128%, to $6.6 million for Nine Months 1997 compared to $2.9 million for Nine Months 1996. The increase resulted primarily from the 1996 Acquired Properties being owned for a full period and the 1997 Acquired Properties, which together added $3.1 million of tenant recoveries. Tenant recoveries for the Same Properties increased by $224,000, or 13%, due to an increase in operating expenses (particularly utilities) being passed through to the tenants. Other income increased by $246,000 for Nine Months 1997 compared to Nine Months 1996, resulting from an increase in interest income due to the investment of excess funds from the Offering and increased amounts in capital improvement reserve accounts.

Rental operating expenses increased by $3.6 million, or 139%, to $6.2 million for Nine Months 1997 compared to $2.6 million for Nine Months 1996. The increase resulted almost entirely from the 1996 Acquired Properties being owned for a full period and the 1997 Acquired Properties, which together added $3.4 million in operating expenses. Operating expenses for the Same Properties increased by $225,000, or 12%, primarily due to increased utility expenses (due to greater usage) that are passed through to the tenants.

General and administrative expenses increased by $725,000, or 67%, to $1.8 million for Nine Months 1997 compared to $1.1 million for Nine Months 1996 due to the Company's larger scope of operations and increased costs incurred as a result of being a public company.

Special bonus of $353,000 in Nine Months 1997 reflects a bonus awarded to an officer of the Company in connection with the Offering. Post retirement benefit expense of $632,000 and $438,000 in Nine Months 1997 and Nine Months 1996, respectively, reflects an adjustment for the non-cash accrual associated with a one-time post retirement benefit for an officer of the Company. Stock compensation expense of $4.2 million was recorded in Nine Months 1997 for the non-recurring, non-cash expense related to the issuance of stock grants and options to officers, directors and certain employees of the Company principally in connection with the Offering.

Interest expense increased by $1.8 million, or 43%, to $5.8 million for Nine Months 1997 compared to $4.0 million for Nine Months 1996. The increase resulted from indebtedness incurred to acquire the 1996 Acquired Properties, offset by a reduction in ongoing interest expense due to the payoff of $72,698,000 in secured notes payable in June 1997 in connection with the Offering

Acquisition LLC financing costs of $6,973,000 in Nine Months 1997, represent the portion of the purchase price of the membership interests in the Acquisition LLC in excess of the cost incurred by Acquisition LLC to acquire its three Life Science Facilities (see Note 6 to condensed financial statements).

Write-off of unamortized loan costs in Nine Months 1997 represents the write-off of loan costs associated with $72,698,000 of secured notes repaid with proceeds of the Offering.


Depreciation and amortization increased by $1.8 million, or 119%, to $3.4 million for Nine Months 1997 compared to $1.6 million for Nine Months 1996. The increase resulted primarily from depreciation associated with the 1996 Acquired Properties being owned for a full period and the 1997 Acquired Properties.

As a result of the foregoing, net loss was $7.0 million for Nine Months 1997 compared to net income of $1.5 million for Nine Months 1996.

LIQUIDITY AND CAPITAL RESOURCES

Aggregate net proceeds of the Offering (including exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees, and offering costs, were approximately $138,890,000. The Company used net proceeds from the Offering, as well as $15,360,000 in proceeds from two new mortgage loans, to repay debt of approximately $77,698,000. As a result, total secured debt was reduced during the nine months ended September 30, 1997 to the following:

                                       PRINCIPAL
                                       BALANCE AT     INTEREST      MATURITY
          COLLATERAL                  SEPTEMBER 30,     RATE          DATE
                                           1997
-------------------------------------------------------------------------------
3535/3565 General Atomics
  Court, San Diego, CA                 $18,161,000      9.00%    December 2014
1431 Harbor Bay Parkway
  Alameda, CA                            8,500,000      7.17%    January 2014
1102/1124 Columbia Street
  Seattle, WA (first deed of trust)     21,395,000      7.75%    May 2016
1102/1124 Columbia Street
  Seattle, WA (second deed of trust)     6,671,000        (1)    July 2016
                                       -----------
                                       $54,727,000
                                       -----------
                                       -----------

(1) At September 30, 1997, the loan bore interest at a variable annual rate (approximately 6%). The lender notified the Company in September 1997, that, in accordance with the terms of the note, interest would become fixed at approximately 7.1% in October 1997. Thereafter, the Company and the lender agreed that the Company will prepay the loan, and the interest rate will remain variable until the date of prepayment. The Company expects to prepay the loan during the fourth quarter of 1997.

In connection with the prepayment of the second mortgage loan on 1102/1124 Columbia Street, $1,833,000 in restricted cash held in trust as additional security on the loan will be returned to the Company.

As of September 30, 1997, approximately $3.5 million had been set aside in a restricted cash account to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements to the property) at 1102/1124 Columbia Street pursuant to an agreement between the Company and a tenant. The Company also holds approximately $758,000 in security deposit reserve accounts based on the terms of certain lease agreements.

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

In connection with the Offering, the Company obtained an unsecured line of credit providing for borrowings of up to $150,000,000, consisting of a $100,000,000 activated portion and a $50,000,000 portion that may be activated at the Company's discretion (upon payment of an activation fee), provided no default exists under the line of credit. The line of credit provides for borrowings bearing interest at a floating rate which is based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance the Company must elect to fix the rate for a one, two, three or six month period.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, the borrowing limitation under the line of credit will be increased. As of September 30, 1997, borrowings under the line of credit were limited to approximately $84 million. The line of credit will be used primarily to finance acquisitions and capital improvements. As of September 30, 1997 and November 13, 1997, no borrowings were outstanding under the line of credit.

The line of credit expires on May 31, 2000 and provides for annual extensions (provided there is no default) for one-year periods upon notice by the Company and consent of the participating banks. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

The Phase I environmental assessments of the properties have not revealed any environmental liabilities that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any such material environmental liabilities.

HISTORICAL CASH FLOWS

Historically, the Company's principal sources of funding for operations and capital expenditures have been the proceeds from the Offering, cash flows from operating activities, private stock offerings and debt financings.

Net cash provided by operating activities for Nine Months 1997 increased by $6.4 million to $3.7 million compared to net cash used by operating activities of $2.6 million for Nine Months 1996. The increase resulted primarily from operating cash flows from the 1996 Acquired Properties and the 1997 Acquired Properties.

Net cash used in investing activities increased by $14.4 million to $71.2 million for Nine Months 1997 compared to net cash used in investing activities of $56.8 million for Nine Months 1996. The increase resulted primarily from the costs associated with the acquisition of the 1997 Acquired Properties.

Cash provided by financing activities increased by $10.2 million to $72.6 million for Nine Months 1997 compared to $62.4 million for Nine Months 1996. The increase resulted primarily from $138.8 million in net proceeds from the Offering and $15.4 million in proceeds from secured debt, offset by $78.8 million of principal reductions in debt, retired principally with proceeds from the Offering. In addition, the Company paid dividends on common stock of $4.2 million and dividends on preferred stock of $1.1 million during Nine Months 1997.

INFLATION

Approximately 78% of the Company's leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). An additional 17% of the Company's leases (on a square footage basis) require the tenants to pay a majority of operating expenses. In addition, approximately 65% of the Company's leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI or other index. Accordingly, the Company does not believe that its earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the Company's variable rate borrowing cost, including borrowings under the line of credit.

COMPUTER SYSTEM IN THE YEAR 2000


The Company has evaluated the significance of the change from the year 1999 to the year 2000 on its existing computer system and has taken steps to ensure that its computer system will not be adversely affected thereby. The financial impact of steps taken to accommodate the change for the year 2000 is not anticipated to be material.

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Due to the impact of the Offering and related transactions and the acquisitions by the Company in 1996 and 1997, the historical results of operations are not indicative of the Company's future results of operations. The following pro forma condensed consolidated financial information presents the results of operations of the Company as if the Offering (including the exercise of the over-allotment option) and related transactions occurred on January 1, 1996. As described in the pro forma financial statements included in the Company's prospectus dated May 27, 1997, pro forma results for the nine months ended September 30, 1997 do not include the operations of two of the Company's properties (14225 Newbrook Drive and 1330 Piccard Drive) for the period prior to their acquisition by Acquisition LLC (on January 13, 1997 and January 15, 1997, respectively). These properties were owner-occupied prior to purchase and, as a result, there were no historical operating results as rental properties. The adjusted pro forma financial information presented below assumes that the new leases entered into with the sellers of such properties were in effect for the entire period presented. The pro forma and adjusted pro forma financial information presented below is based upon historical information and does not purport to present the actual results that would have occurred had the offering and related transactions occurred on January 1, 1996, nor to project the Company's results of operations for any future period.

                      CONDENSED CONSOLIDATED PRO FORMA
                           FINANCIAL INFORMATION
                                (UNAUDITED)

                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                   ADJUSTED
                                              PRO FORMA            PRO FORMA
                                           1997         1996         1997
                                       -----------  -----------   -----------
                                               (DOLLARS IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)

Total revenues                         $    27,839       18,774   $    28,110
Expenses:
  Rental operations                          6,307        3,679         6,314
  General and administrative                 1,992        2,100         1,992
  Interest                                   3,564        2,549         3,564
  Special bonus                                353            --          353
  Stock compensation                         4,239            --        4,239
  Post retirement benefit                      632          438           632
  Depreciation and amortization              3,836        2,545         3,877
                                       -----------  -----------   -----------
                                            20,923       11,311        20,971
                                       -----------  -----------   -----------
Net income                             $     6,916        7,463   $     7,139
                                       -----------  -----------   -----------
                                       -----------  -----------   -----------

Pro forma shares of common stock
outstanding                             11,404,631   11,404,631    11,404,631
                                       -----------  -----------   -----------
                                       -----------  -----------   -----------

Net income per pro forma share of
common stock outstanding               $      0.61  $      0.65   $      0.63
                                       -----------  -----------   -----------
                                       -----------  -----------   -----------
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

The following tables present the Company's FFO for the three months ended September 30, 1997 on an historical basis, and for the nine months ended September 30, 1997 on an historical, pro forma and adjusted pro forma basis. The adjusted pro forma information for the nine months ended September

30, 1997 assumes that leases entered into with sellers of previously owner-occupied properties were in effect for the entire period presented:

                                             (UNAUDITED)
                                         THREE MONTHS ENDED
                                         SEPTEMBER 30, 1997
                                              HISTORICAL
                                            --------------
                                            (IN THOUSANDS)

     Net income                             $        4,126
     Add:
     Depreciation and amortization                   1,325
                                            --------------
     FFO                                    $        5,451
                                            --------------
                                            --------------

                                                       (UNAUDITED)
                                         NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                    ADJUSTED
                                         HISTORICAL    PRO FORMA    PRO FORMA
                                         -----------------------------------
                                                    (IN THOUSANDS)
Net income (loss)                        $ (7,006)      $  6,916    $  7,139
Add:
Special bonus                                  353           353         353
Stock compensation                           4,239         4,239       4,239
Post-retirement benefit                        632           632         632
Acquisition LLC financing costs              6,973            --          --
Write-off of unamortized loan costs          2,147            --          --
Depreciation and amortization                3,434         3,836       3,877
                                         -----------------------------------
FFO                                      $  10,772      $ 15,976    $ 16,240
                                         -----------------------------------
                                         -----------------------------------

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During the three months ended September 30, 1997, no legal proceedings were initiated against the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds.

The Company consummated its initial public offering (the "Offering") of Common Stock in June 1997. The Company's Registration Statement on Form S-11 (Registration No. 333-23545), as amended, with respect to the Offering was declared effective by the Securities and Exchange Commission on May 27, 1997. The Offering commenced on May 28, 1997, and has since terminated, resulting in the sale by the Company of (i) 6,750,000 shares of Common Stock on June 2, 1997 and (ii) 1,012,500 shares of Common Stock on June 26, 1997 pursuant to the exercise of the underwriters' over-allotment option, for an aggregate offering price of $155,250,000. The shares of Common Stock sold constitute all of the shares of Common Stock covered by the Registration Statement. The managing underwriters of the Offering were PaineWebber Incorporated, Lehman Brothers Inc., Smith Barney Inc. and EVEREN Securities, Inc.

During the period from May 27, 1997 through September 30, 1997, the Company paid a total of $16,360,000 in expenses in connection with the Offering, including $10,091,000 for underwriters' commissions and discounts, $1,553,000 for the underwriters' advisory fee, and $4,716,000 for other expenses. None of these expenses were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

The net proceeds to the Company from the Offering were approximately $138,890,000. During the period from May 27, 1997 through September 30, 1997, the Company used such net proceeds, as well as $15,360,000 in proceeds from two mortgage loans obtained in connection with the Offering, as follows:
(i) $77,698,000 to repay mortgage and other indebtedness (including the repayment of $2,500,000 of indebtedness advanced to the Company from Health Science Properties Holding Corporation, the sole holder of the Common Stock prior to the Offering); (ii) $58,844,000_to acquire the membership interests in ARE Acquisitions, LLC, thereby acquiring three Life Science Facilities; and (iii) an aggregate of $16,046,000 to acquire three additional Life Science Facilities and one parcel of land suitable for the development of a Life Science Facility. Except as set forth in clause (i) above, none of such uses were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 3.1 Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the Period Ended June 30, 1997)

 3.2 Certification of Correction of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the Period Ended June 30, 1997)

 3.3 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Quarterly Report on Form 10-Q for the Period Ended June 30, 1997)

 4.1 Specimen certificate representing shares of Common Stock (incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-11 (File No. 333-23545))

10.41 Executive Employment Agreement by and between the Company and James H. Richardson, dated July 30, 1997

27.1  Financial Data Schedule



(b) Reports on Form 8-K.

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 1997.

                              ALEXANDRIA REAL ESTATE EQUITIES, INC.





                              -------------------------------------------------
                              Joel S. Marcus
                              Chief Executive Officer
                              (Principal Executive Officer)



                              -------------------------------------------------
                              Peter J. Nelson
                              Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)