Form 10-K
period 1997-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1998-03-31
CIK 1035443

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    ___________

                                     FORM 10-K

                         FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                         OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                            Commission file number 1-12993
                        ALEXANDRIA REAL ESTATE EQUITIES, INC.
               (Exact name of registrant as specified in its charter)

                  MARYLAND                              95-4502084
       (State or other jurisdiction               (IRS Employer I.D. Number)
     of incorporation or organization)

    135 N. LOS ROBLES AVENUE, SUITE 250
            PASADENA, CALIFORNIA                           91101
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (626) 578-0777

Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value per share          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $266.2 million based on the closing price for such shares on the New York Stock Exchange on March 27, 1998.

     As of March 27, 1998 the Registrant had 11,404,631 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement to be mailed in connection with the registrant's annual meeting of stockholders to be held on May 15, 1998.

                                 INDEX TO FORM 10-K

                        ALEXANDRIA REAL ESTATE EQUITIES, INC.


                                                                  PAGE REFERENCE

                                        PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  10
Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . . .  10

                                       PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .  12
Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . .   13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . . . .  20
Item  8.  Financial Statements and Supplementary Data. . . . . . . . . . . .  20
Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .   20

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . .  21
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  21
Item 12.  Security Ownership of Certain Beneficial Owners and Management . .  21
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . .  21

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .  22

                                       PART I

     When used herein, the words "believes," "expects," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions and financial trends that may affect the Company's future plan of operation, business strategy, results of operations and financial position. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors, including, but not limited to, those described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors identified in the Company's Registration Statement on Form S-11 (No. 333-23545) initially filed with the Securities and Exchange Commission on March 18, 1997. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements.

ITEM 1. BUSINESS.

BACKGROUND AND FORMATION.

     Alexandria Real Estate Equities, Inc. ("Alexandria" and, together with its subsidiaries, the "Company"), a Maryland corporation, is a real estate investment trust ("REIT") engaged primarily in the acquisition, management, expansion and selective development of high quality, strategically located properties containing office and laboratory space designed and improved for lease principally to pharmaceutical, biotechnology, diagnostic and personal care products companies, major scientific research institutions and related government agencies (collectively, the "Life Science Industry"). Properties leased to tenants in the Life Science Industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the Life Science Industry (such properties, "Life Science Facilities"). As of December 31, 1997, the Company owned 22 Life Science Facilities (the "Properties") and two parcels of vacant land, aggregating approximately 4.2 acres, adjacent to the Company's 3535 and 3565 General Atomics Court Properties in the Torrey Pines area of San Diego, California.

     FORMATION. In connection with the formation of Alexandria in October 1994, Health Science Properties Holding Corporation ("Holdings"), a Maryland corporation formed in September 1993 and capitalized in January 1994, contributed substantially all of its assets and liabilities (other than certain outstanding unsecured notes) to Alexandria in exchange for all of the then issued and outstanding shares of common stock of Alexandria, par value $.01 per share (the "Common Stock"). Holdings was the sole holder of the Common Stock until June 2, 1997, when Alexandria completed its initial public offering (the "Offering") of 6,750,000 shares of Common Stock. On June 26, 1997, Alexandria issued an additional 1,012,500 shares of Common Stock pursuant to the exercise of the over-allotment option granted to the underwriters in connection with the Offering.

     THE OFFERING AND RECENT DEVELOPMENTS.

     THE OFFERING. Each of the following transactions occurred in connection with the Offering:

- The 27,500 outstanding shares of Series V Preferred Stock of Alexandria, issued in 1996 in a series of transactions to raise additional equity capital, were converted into 1,659,239 shares of Common Stock.

- The Company acquired 100% of the membership interests in ARE Acquisitions, LLC, a Delaware limited liability company (the "Acquisition LLC"), thereby acquiring three of the Properties, for an aggregate purchase price of approximately $58.8 million.

- The Company repaid approximately $77.7 million of its then-existing mortgage indebtedness with a portion of the net proceeds of the Offering and the net proceeds of (i) an $8.5 million mortgage loan on the Property located at 1431 Harbor Bay

     Parkway and (ii) a $6.9 million mortgage loan on the Property located at 1102 and 1124 Columbia Street. The Company subsequently repaid the mortgage loan on 1102 and 1124 Columbia Street in November 1997.

     ACQUISITIONS. Since December 31, 1997 (through March 27, 1998), the Company has acquired 11 additional Life Science Facilities containing an aggregate of 927,000 rentable square feet for an aggregate purchase price of approximately $110 million and made a $6 million loan secured by real estate related to one of these Life Science Facilities. Of these amounts, $103 million was funded through draws on the Company's unsecured line of credit, approximately $13 million through the assumption of existing debt and the remainder with working capital. The recent acquisitions were in California (in the San Diego and San Francisco Bay areas), Seattle, Washington, suburban Maryland, Boston/Cambridge, Massachusetts, Raleigh/Durham, North Carolina and the New York/New Jersey and suburban Philadelphia areas.

     STRUCTURE. The Company is in the process of modifying its existing corporate structure to facilitate its operation as an umbrella partnership or "UPREIT." The Company has formed an operating partnership (the "Operating Partnership") through which the Company expects to conduct substantially all of its operations. The Company believes that the UPREIT structure will enhance its acquisition activities by providing an additional source of acquisition consideration. Initially, however, the Company will own all of the interests in the Operating Partnership ("OP Units").

BUSINESS AND GROWTH STRATEGY.

     As of December 31, 1997, the Company owned 22 Properties containing approximately 1.75 million rentable square feet of office and laboratory space located in California (in the San Diego and San Francisco Bay areas), Seattle, Washington and suburban Washington, D.C. (including Maryland and Virginia). The Company also owned two parcels of vacant land aggregating approximately 4.2 acres in San Diego, California. The Company focuses its operations and acquisition activities principally in these markets, as well as in certain other markets, including Boston/Cambridge, Massachusetts, Raleigh/Durham, North Carolina and the New York/New Jersey and suburban Philadelphia areas. See "--Recent Developments." The Company's tenant base is broad and diverse within the Life Science Industry and reflects the Company's focus on regional, national and international tenants with substantial financial and operational resources. For a detailed description of the Properties and tenants, see "Item 2. Properties." The Company is led by a senior management team with extensive experience in both the real estate and Life Science industries and is supported by a highly experienced board of directors.

     The Company seeks to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through effective management, operation, acquisition, expansion and selective development of Life Science Facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations" for a complete discussion of how the Company computes and views FFO as well as a discussion of other measures of cash flow. In particular, the Company seeks to increase FFO and cash available for distribution per share by (i) acquiring high quality Life Science Facilities at attractive returns in its target markets; (ii) realizing contractual rental rate escalations; (iii) retenanting and releasing space within its portfolio at higher rental rates, and with minimal tenant improvement costs; (iv) expanding existing Properties or converting existing office space to generic laboratory space that can be leased at higher rental rates; (v) selectively developing properties on a retrofit or build-to-suit basis; and (vi) continuing to implement effective cost control measures, including pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

     ACQUISITIONS. The Company seeks to identify and acquire high quality Life Science Facilities in its target markets. Critical evaluation of prospective property acquisitions is an essential component of the Company's acquisition strategy. When evaluating acquisition opportunities, the Company assesses a full range of matters relating to the properties, including the quality of the tenants, the condition and capacity of building infrastructure, the quality and generic characteristics of laboratory facilities and the physical condition of the shell structure and common area improvements. Management also considers opportunities available for leasing vacant space and for retenanting occupied space.

     INTERNAL GROWTH. The Company seeks to achieve internal growth from several sources. The Company seeks to (i) include rental rate escalation provisions in its leases; (ii) acquire undervalued or underperforming properties where it can improve investment returns through releasing of vacant space and replacement of existing tenants with new tenants at higher rental rates; (iii) achieve higher rental rates as existing leases expire; and (iv) expand existing facilities that are fully leased and/or convert existing office space to higher rent generic laboratory space. The Company's ability to negotiate contractual rent escalations in future leases and to achieve increases in rental rates will depend upon market conditions and demand for Life Science Facilities at the time such leases are negotiated and such increases are proposed.

     DEVELOPMENT. The Company intends to emphasize acquisitions over development in pursuing its growth objectives. However, the Company plans to pursue selective build-to-suit and retrofit development projects where it expects to achieve investment returns that will equal or exceed its returns on acquisitions. The Company generally intends to undertake build-to-suit and retrofit projects only if the Company's investment in infrastructure will be substantially generic in nature and not tenant specific.

     FINANCING/WORKING CAPITAL. The Company believes that cash provided by operations and its unsecured line of credit will be sufficient to fund its working capital requirements. The Company generally expects to finance future acquisitions initially through the Company's unsecured line of credit and then to refinance such indebtedness with additional equity or debt capital. The Company also may issue Common Stock, OP Units or interests in other subsidiaries as consideration for acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a complete discussion of the Company's unsecured line of credit and other outstanding indebtedness.

COMPETITION

     Management believes that the Company is the only publicly traded entity focusing primarily on the acquisition, management, expansion and selective development of Life Science Facilities. However, various entities, including insurance companies, pension and investment funds, partnerships, developers, investment companies and other REITs invest in Life Science Facilities and therefore compete for investment opportunities with the Company. Many of these entities have substantially greater financial resources than the Company and may be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic proximity of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to the Company or increase the bargaining power of property owners seeking to sell.

GOVERNMENT REGULATION

     The Company and the Properties are subject to various federal, state and local regulatory requirements, including local building codes, environmental and other similar regulations. The Company believes that the Properties are in substantial compliance with all applicable building code and related regulations.

     ENVIRONMENTAL MATTERS. Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of real estate, as well as certain other parties, may be required to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases on, under, in or from such property, and may be held liable to a governmental entity or to third parties for investigation and cleanup costs and certain damages resulting from such releases. Such laws and regulations typically impose responsibility and liability without regard to whether such person knew of or caused the releases, and the liability under such laws and regulations has been interpreted to be joint and several, unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigating and remediating such contamination may be substantial, and the presence of such contamination, or the failure to properly remediate it, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In addition, the owner of a site may be subject to governmental fines and common law claims by third parties seeking to recover damages and costs resulting from such contamination.

     Certain other federal, state and local laws and regulations govern the management and disposal of asbestos containing materials ("ACMs"). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of such property for personal injury associated with ACMs. In connection with the ownership and operation of its properties, the Company may be potentially liable for such costs. ACMs have been detected at certain of the Properties, but are not expected to result in material environmental costs or liabilities to the Company. Federal, state and local laws and regulations also require the removal or upgrading of certain underground storage tanks and regulate the discharge of storm water, wastewater and any water pollutants, the emission of air pollutants, the generation, management and disposal of hazardous or toxic chemicals, substances or wastes, and workplace health and safety.

     Life Science Industry tenants, including certain of the Company's tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Although the Company believes that the tenants' activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, the Company could be held liable for any damages that result, and any such liability could exceed the Company's resources and its environmental remediation coverage.

     All of the Properties have been, and it is contemplated that all future acquisitions will be, subjected to a Phase I or similar environmental assessment (which generally includes a site inspection, interviews and a records review, but no subsurface sampling). These assessments and certain follow-up investigations (including, as appropriate, asbestos, radon and lead surveys, additional public records review, subsurface sampling and other testing) of the Properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business or results of operations. Nevertheless, it is possible that the assessments on the Properties have not revealed, or that the assessments on future acquisitions will not reveal, all environmental liabilities and that there may be material environmental liabilities of which the Company is unaware.

     The Company believes that the Properties currently are in compliance in all material respects with applicable environmental laws.

     AMERICANS WITH DISABILITIES ACT. Under the Americans with Disabilities Act of 1990 (the "ADA"), places of public accommodation and/or commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Although management of the Company believes that the Properties are substantially in compliance with the present requirements of the ADA, the Company may incur additional costs in connection with such compliance in the future. In addition, a number of additional federal, state and local laws and regulations exist that may require modifications to the Company's properties, or affect certain future renovations thereof, with respect to access by disabled persons. Non-compliance with the ADA could result in the imposition of fines or an award of damages to private litigants, and also could result in an order to correct any non-complying feature. Under certain of the Company's leases, the tenant is responsible for ensuring that the property complies with all laws and regulations, including the ADA. Notwithstanding the foregoing, the Company may be required to make substantial capital expenditures to comply with this law. In addition, provisions of the ADA may impose limitations or restrictions on the completion of certain renovations and thus may limit the overall returns on the Company's investments.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS AND OPERATIONS.

     The Company currently is involved only in the real estate industry segment within the United States; the Company has no foreign operations. Accordingly, all financial statements contained herein relate to such industry segment. See "Item 2. Properties" and "Item 8. Financial Statements and Supplementary Data" for detailed financial information regarding the Company's business.

EMPLOYEES

     As of December 31, 1997, the Company had 18 full-time employees.

ITEM 2. PROPERTIES.

GENERAL.

     The Properties range in size from approximately 30,000 to 250,000 square feet, are built to accommodate single or multiple tenants and are generally one or two story concrete tilt-up or block and steel frame structures. The exteriors typically resemble traditional suburban office properties, but interior infrastructures are designed to accommodate the needs of Life Science Industry tenants. Such improvements typically are generic to Life Science Industry tenants rather than specific to a particular tenant. As a result, management believes that the improvements have long-term value and utility and are readily usable by a wide range of Life Science Industry tenants. Generic infrastructure improvements for each Property include: reinforced concrete floors, upgraded roof loading capacity and increased floor to ceiling heights; heavy-duty HVAC systems and advanced environmental control technology; significantly upgraded electrical, gas and plumbing infrastructure; and laboratory benches.

     The Company owns fee simple title in each of the Properties, except with respect to 1311, 1401 and 1431 Harbor Bay Parkway, in which the Company owns a commercial condominium interest, together with an undivided interest in the common areas of the project in which the Property is a part.

     Leases in the Company's multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have terms of 10 to 20 years. As of December 31, 1997, approximately 76% of the Company's leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in
addition to base rent.   In addition, approximately 19% of the Company's
leases (on a square footage basis) required the tenants to pay a majority of operating expenses. The remaining leases were gross leases, pursuant to which tenants generally pay for substantially all real estate taxes and insurance, common area and other operating expenses above those for an established base year. Approximately 64% of the Company's leases (on a square footage basis) contained effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a consumer price index or other index. In addition, approximately 77% of the Company's leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which the Company believes would typically be borne by the landlord in traditional office leases. The leases also typically give the Company the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements remain the property of the Company after termination of the lease. However, the Company is permitted under the terms of most of its leases to require that the tenant remove such improvements and restore the premises to their original condition. As of December 31, 1997, the Company had 42 leases with a total of 35 tenants, and 12 of the Properties were single-tenant properties.

     As of December 31, 1997, the Company managed 21 of the Properties, and the remaining Property was managed by a major tenant at such Property. All material decisions with respect to all of the Properties are made by the Company.

     The following table sets forth certain information with respect to the Properties as of December 31, 1997:


                                                                          PERCENTAGE OF  ANNUALIZED   ANNUALIZED
                                                                            AGGREGATE    BASE RENT  NET EFFECTIVE
                                                                            PORTFOLIO    PER LEASED    RENT PER
                        YEAR BUILT/   RENTABLE   PERCENTAGE  ANNUALIZED     ANNUALIZED  SQUARE FEET  LEASED SQUARE
     PROPERTIES         RENOVATED(1) SQUARE FEET  LEASED(2) BASE RENT(2)(3)  BASE RENT      (3)         FOOT(4)       MAJOR TENANTS
     ----------         ------------ -----------  --------- ------------     ---------    -------     -------       -------------
SAN DIEGO
 10933 North Torrey       1971/1994     108,133     100%     $2,309,136      7.3%       $21.35      16.24      The Scripps Research
 Pines                                                                                                            Institute
    Road San Diego, CA                                                                                         Advanced Tissue
                                                                                                                  Sciences,  Inc.

 11099 North Torrey       1986/1996      86,962     100       2,208,192       7.0       25.39       23.62      Agouron
 Pines                                                                                                         Pharmaceuticals,
    Road San Diego, CA                                                                                             Inc.
                                                                                                               Axys Pharmaceuticals,
                                                                                                               Inc.

 3535 General Atomics       1991         76,084     100       2,554,464       8.1       33.57       32.61      The Scripps Research
 Court                                                                                                             Institute
    San Diego, CA                                                                                              R.W.  Johnson
                                                                                                               Research
                                                                                                                  Institute(5)
                                                                                                               Syntro Corporation(6)

 3565 General Atomics       1991         43,600     100       1,526,952       4.8       35.02       35.02      Agouron
 Court                                                                                                         Pharmaceuticals,
    San Diego, CA                                                                                                 Inc.

 11025 Roselle Street       1983         18,532      59         224,995       0.7       20.45       20.45      Collateral
    San Diego, CA                                                                                              Therapeutics, Inc.

 SAN FRANCISCO BAY AREA

 1201 Harbor Bay            1983         61,100     100         913,296       2.9       14.95       12.22      Avigen Inc.
 Parkway                                                                                                       American President
    Alameda, CA                                                                                                   Companies, Ltd.


 1311 Harbor Bay            1984         30,000       85        407,844       1.3       15.96       15.96      Chiron Corporation
 Parkway                                                                                                       Therasense, Inc.
    Alameda, CA

 1401 Harbor Pay          1986/1994      47,777     100         518,592       1.6       10.85       10.50      Chiron Diagnostics
 Parkway
    Alameda, CA

 1431 Harbor Bay          1985/1994      70,000     100       1,413,972       4.5       20.20       12.86      U.S. Food & Drug
 Parkway                                                                                                       Administration
    Alameda, CA

 SEATTLE, WASHINGTON

 1102/1124 Columbia       1975/1997     213,397     100       4,777,368      15.1       22.39       22.05      Fred Hutchinson
 Street                                                                                                        Cancer
    Seattle, WA **+                                                                                               Research Center
                                                                                                               Corixa Corporation
                                                                                                               Swedish Medical
                                                                                                               Center

 SUBURBAN WASHINGTON,
 D.C.

 300 Professional Drive     1989         48,440     100         669,732       2.1       13.83       13.83      Mobile Telesystems,
    Gaithersburg, MD                                                                                           Inc.
                                                                                                               Antex Biologics Inc.
 401 Professional Drive     1987         62,739     100       1,038,588       3.3       16.55       16.55      Gillette Capital
    Gaithersburg, MD                                                                                              Corporation(7)

 25/35/45 West Watkins    1989/1997     138,938     100       1,900,200       6.0       13.68       13.67      Genetic Therapy,
 Mill                                                                                                          Inc.(8)
 Road Gaithersburg,                                                                                            MedImmune, Inc.
 MD

 708 Quince Orchard         1982         49,225     100       1,191,600       3.8       24.21       23.87      Gene Logic, Inc.
 Road
    Gaithersburg, MD(9)

 940 Clopper Road           1989         44,464      63         360,240       1.1       12.90       12.90      Immunomatrix, Inc.
    Gaithersburg, MD                                                                                           Lockheed Martin
                                                                                                                  Federal Systems,
                                                                                                               Inc.

 1401 Research              1966         48,800     100         722,904       2.3       14.81       14.24      U.S. Bureau of
 Boulevard                                                                                                     Alcohol
    Rockville, MD                                                                                                 Tobacco and
                                                                                                               Firearms




                                                                       PERCENTAGE OF ANNUALIZED  ANNUALIZED
                                                                         AGGREGATE   BASE RENT NET EFFECTIVE
                                                                         PORTFOLIO   PER LEASED   RENT PER
                        YEAR BUILT/   RENTABLE   PERCENTAGE  ANNUALIZED  ANNUALIZED SQUARE FEET LEASED SQUARE
     PROPERTIES         RENOVATED(1) SQUARE FEET  LEASED(2) BASE RENT(2)  BASE RENT     (3)        FOOT(4)       MAJOR TENANTS
     ----------         ------------ -----------  --------- ------------  ---------   -------     -------       -------------

 1500 East Gude Drive     1981/1986      45,989      83         483,636      1.5       12.62       12.62      bioMerieux Vitek,
    Rockville, MD                                                                                             Inc.

 3/3 1/2 Taft Court       1981/1986      24,460      15          36,600     0.1%        9.68        9.68      bioMerieux Vitek,
    Rockville, MD                                                                                             Inc.

 1413 Research            1967/1996     105,000     100       1,563,456      4.9       14.89       13.33      U.S. Army Corps of
 Boulevard                                                                                                       Engineers
    Rockville, MD

 1550 East Gude Drive     1981/1995      44,500     100         596,004      1.9       $13.39      $13.39     Shire
    Rockville, MD                                                                                             Pharmaceuticals,
                                                                                                              PLC(10)

 1330 Piccard Drive       1978/1994     131,511     100       1,903,656      6.0       14.48       14.48      Intracel Corporation
    Rockville, MD

 14225 Newbrook Drive       1992        248,186     100       4,341,132     13.7       17.49       17.49      American Medical
    Chantilly, VA +                   ---------    ----     -----------   -----       ------      ------         Laboratories, Inc.

 Total/Weighted Average(11):          1,747,837    96.7%    $31,662,559   100.0%      $18.72      $17.68
                                      ---------    ----     -----------   -----       ------      ------
                                      ---------    ----     -----------   -----       ------      ------

______________

  ** Gross revenues from the Property for the year ended December 31, 1997 represent in excess of 10% of the aggregate gross revenues of the Company for such period.
  + Book value of the Property represents in excess of 10% of the Company's total assets as of December 31, 1997.
 (1) Includes year in which construction was completed and, where applicable, year of most recent major renovation.
 (2) Based on all leases at the respective Property in effect as of December 31, 1997.
 (3) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1997 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases. This amount, divided by the rentable square feet leased at the Property as of December 31, 1997, is the Annualized Base Rent per Leased Square Foot.
 (4) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 1997, less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions. This amount, divided by the rentable square feet leased at the Property as of December 31, 1997, is the Annualized Net Effective Rent per Leased Square Foot.
 (5) The R.W. Johnson Research Institute is a wholly owned subsidiary of Johnson & Johnson.
 (6) Syntro Corporation is a wholly owned subsidiary of Schering-Plough Corporation
 (7) Gillette Capital Corporation is a wholly owned subsidiary of The Gillette Company, the guarantor of the lessee's obligations under the lease.
 (8) Genetic Therapy, Inc. is a wholly owned subsidiary of Novartis AG.
 (9) As of December 31, 1997, Gene Logic, Inc. was converting office space to laboratory space at this Property and expected to take occupancy upon completion in March 1998.
(10) Shire Pharmaceuticals, PLC subleases its space from Quest Diagnostics,
     Inc.
(11) Weighted Average based on a percentage of aggregate leased square feet.

LOCATION AND TYPE OF SPACE

     The following table sets forth, as of December 31, 1997, the gross revenues and type of space within the Properties by rentable square footage in each of the Company's existing markets.


                                      GROSS REVENUES AND TYPE OF SPACE

                                    TOTAL RENTABLE    % OF TOTAL RENTABLE      ANNUALIZED        % OF ANNUALIZED
GEOGRAPHIC AREA                     SQUARE FOOTAGE       SQUARE FOOTAGE        BASE RENT(1)         BASE RENT
----------------                    ---------------   -------------------     --------------     ---------------
San Diego......................           333,311                19.0%         $ 8,823,739             27.9%
San Francisco Bay Area.........           208,877                12.0            3,253,704             10.2
Seattle........................           213,397                12.2            4,777,368             15.1
Suburban Washington, D.C.......           992,252                56.8           14,807,748             46.8
                                        ---------               ------         -----------            ------
    Total......................         1,747,837               100.0%         $31,662,559            100.0%
                                        ---------               ------         -----------            ------
                                        ---------               ------         -----------            ------

-----------------

(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1997 (using rental revenues computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

TENANTS

     The Properties are leased principally to tenants engaged in a variety of activities in the Life Science Industry. The following table sets forth information regarding the Company's leases with its 20 largest tenants based upon Annualized Base Rent as of December 31, 1997.

                                             20 LARGEST TENANTS

                                   REMAIN-                                                                            PERCENTAGE OF
                                     ING                                                PERCENTAGE                      AGGREGATE
                                   INITIAL   APPROXIMATE   PERCENTAGE                  OF AGGREGATE    ANNUALIZED       PORTFOLIO
                           NUMBER   LEASE     AGGREGATE   OF AGGREGATE   ANNUALIZED      PORTFOLIO    NET EFFECTIVE    ANNUALIZED
                             OF    TERM IN    RENTABLE       LEASED     BASE RENT (IN   ANNUALIZED       RENT (IN     NET EFFECTIVE
          TENANT           LEASES   YEARS    SQUARE FEET   SQUARE FEET  THOUSANDS)(1)    BASE RENT    THOUSANDS)(2)        RENT
          ------           ------  -------   -----------  ------------  -------------  ------------   -------------   -------------
American Medical             1       19.0       248,200        14.7%        $ 4,341         13.7%        $4,341           14.5%
Laboratories, Inc.

Fred Hutchinson Cancer       2        0.4       131,600         7.8           2,705          8.5          2,686            9.0
Research Center(3)                    1.9
                                      6.9

Agouron Pharmaceuticals,     2        2.8        70,500         4.2           2,312          7.3          2,251            7.5
Inc.                                  3.8

Corixa Corporation           2        0.8        65,200         3.8           1,964          6.2          1,911            6.4
                                      7.0

Intracel Corporation         1        9.0       131,500         7.8           1,904          6.0          1,904            6.4

Advanced Tissue              2        2.7        84,500         5.0           1,721          5.4          1,392            4.7
Sciences, Inc.                        2.7

U.S. Army Corps of           1        1.4       105,000         6.2           1,563          4.9          1,399            4.7
Engineers(4)                          3.8

U.S. Food & Drug             1       16.0        70,000         4.1           1,414          4.5            900            3.0
Administration

R.W. Johnson                 1        1.1        45,000         2.7           1,379          4.4          1,306            4.4
Pharmaceutical Research
Institute

The Scripps Research         2        1.8        41,900         2.5           1,334          4.2          1,111            3.7
Institute                             2.5

MedImmune, Inc.(5)           2        8.9        81,300         4.8           1,300          4.1          1,298            4.3
                                      8.9

Axys Pharmaceuticals,        1        4.0        55,500         3.3           1,262          4.0          1,191            4.0
Inc.

Gene Logic, Inc.             2        9.9        49,200         2.9           1,192          3.8          1,175            3.9
                                      9.9

Gillette Capital             1        8.3        62,700         3.7           1,039          3.3          1,039            3.5
Corporation(6)

U.S. Bureau of Alcohol,      1        3.5        48,800         2.9             723          2.3            695            2.3
Tobacco & Firearms

Shire Pharmaceuticals,       1        2.3        44,500         2.6             596          1.9            596            2.0
PLC(7)

bioMerieux Vitek, Inc.       1        8.8        42,100         2.5             520          1.6            520            1.7

Chiron Corporation           1        2.0        47,800         2.8             519          1.6            501            1.7

American Presidential        1        0.8        38,100         2.2             494          1.6            494            1.7
Companies, Ltd.

Syntro Corporation           1        2.0        12,800         0.8             430          1.4            429            1.4
                            --       ----     ---------        ----         -------         ----        -------           ----
  Total/Weighted
  Average(8)                27        7.8     1,476,200        87.3%        $28,712         90.7%       $27,139           90.8%
                            --       ----     ---------        ----         -------         ----        -------           ----
                            --       ----     ---------        ----         -------         ----        -------           ----

____________

(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1997 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.
(2) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 1997 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions.
(3) Of the 131,554 rentable square feet leased to Fred Hutchinson Cancer Research Center, leases with respect to 61,465 square feet, 28,466 square feet and 41,623 square feet are subject to expiration in 1998, 1999 and 2004, respectively. Fred Hutchinson Cancer Research Center has the right to terminate the leases at any time after November 30, 1999, upon 12 months prior written notice.
(4) Of the 105,000 rentable square feet at 1413 Research Boulevard, leases with respect to 30,000 square feet are subject to expiration in 1999 and leases with respect to 75,000 rentable square feet are subject to expiration in 2001.
(5) In addition to the base rent shown, MedImmune, Inc. pays $322,000 per year in reimbursements for improvements installed by the prior owner of the property. These payments, which are accounted for as tenant recovery revenue, continue through the term of the lease. The terms of the lease with MedImmune allow it to terminate such lease at various dates during the lease upon six to 12 months notice and the payment of a termination penalty determined based on the date of the termination. In the event of such early termination, the remaining amount due over the term of the lease for improvements as described above must be paid in full.
(6) Gillette Capital Corporation is a wholly owned subsidiary of The Gillette Company, the guarantor of the lessee's obligations under the lease.
(7) Shire Pharmaceuticals, PLC subleases its space at 1550 East Gude Drive from Quest Diagnostics, Inc.
(8)  Weighted Average based on percentage of aggregate leased square feet.

ITEM 3. LEGAL PROCEEDINGS.

     To the Company's knowledge, no litigation is pending against the Company, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance or which, in the aggregate, are not expected to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Common Stock began trading on the New York Stock Exchange ("NYSE") on May 28, 1997 under the symbol "ARE." On March 27, 1998, the last reported sales price per share of Common Stock on the NYSE was $31 5/8, and there were approximately 168 holders of record of the Common Stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of the Common Stock reported on the NYSE and the distributions paid by Alexandria with respect to each such period.

                                                                  PER SHARE
PERIOD(1)                                     HIGH       LOW     DISTRIBUTION
---------                                     ----       ---     ------------
May 28, 1997 to June 30, 1997..............  22 1/4     20 5/8    $0.1275(2)
July 1, 1997 to September 30, 1997.........  28 9/16    21 5/8    $0.40
October 1, 1997 to December 31, 1997.......  31 7/8     26 5/8    $0.40
January 1, 1998 to March 27, 1998..........  34 1/8     29 7/8    $0.40(3)

____________

(1) Period commencing on date Common Stock began trading on the NYSE and ending on March 27, 1998. Prior to the Offering and the 1,765.923 to 1 stock split in connection therewith, Alexandria paid the following dividends on its Common Stock during 1996 and 1997: (1) March 26, 1996, distribution of Warrants, pro rata, to purchase 117,362 shares of common stock of Corixa Corporation; (2) September 30, 1996, $183.30 per share; (3) February 3, 1997, $1,549.82 per share; (4) March 31, 1997, $750.01 per share; and (5)
     June 5, 1997, $475.00 per share.
(2) Alexandria paid a distribution of $0.1275 per share of Common Stock on July 18, 1997 for the period May 28, 1997 through June 30, 1997, which is approximately equivalent to a quarterly distribution of $0.40 per share for the full calendar quarter.
(3) On February 26, 1998, the Board of Directors of Alexandria authorized the payment of a distribution of $0.40 per share of Common Stock for the quarter ending March 31, 1998 to be paid on April 17, 1998 to holders of record as of the close of business on April 7, 1998.

     Future distributions by Alexandria will be determined by the Board of Directors and will be dependent upon a number of factors, including actual cash available for distribution, the Company's financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. To maintain its qualification as a REIT, Alexandria must make annual distributions to stockholders of at least 95% of its taxable income, determined without regard to deductions for dividends paid and by excluding any net capital gains. Under certain circumstances, Alexandria may be required to make distributions in excess of cash flow available for distribution to meet such distribution requirements. In such case, the Company may borrow funds or may raise funds through the issuance of additional debt or equity capital. There can be no assurance that any such distributions will be made by Alexandria.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-K.

                                                                                                              FOR THE PERIOD
                                                                          YEAR ENDED DECEMBER 31             OCTOBER 27, 1994
                                                                 ----------------------------------------   (INCEPTION) THROUGH
                                                                    1997           1996           1995       DECEMBER 31, 1994
                                                                 ----------     ----------     ----------   -------------------
                                                                          (dollars in thousands, except per share amounts)
 OPERATING DATA:
 Total revenue................................................   $   34,846     $   17,673     $    9,923         $    1,011
 Total expenses...............................................       37,643         15,498          9,057              1,659
                                                                 -----------------------------------------------------------
 (Loss) income from operations................................       (2,797)         2,175            866               (648)
 Charge in lieu of taxes......................................            -              -           (105)                 -
                                                                 -----------------------------------------------------------
 Net (loss) income............................................   $   (2,797)    $    2,175     $      761         $     (648)
                                                                 -----------------------------------------------------------
                                                                 -----------------------------------------------------------
 Net (loss) income per pro forma share of Common
      Stock - restated for 1996, 1995 and 1994 (basic and
      diluted)................................................   $    (0.35)    $     0.60     $     0.43         $    (0.37)
                                                                 -----------------------------------------------------------
                                                                 -----------------------------------------------------------
 Pro forma weighted average shares of Common Stock
      outstanding - restated for 1996, 1995 and 1994(1).......    8,075,864      3,642,131      1,765,923          1,765,923
                                                                 -----------------------------------------------------------
                                                                 -----------------------------------------------------------
 Cash dividends declared per pro forma share of
      Common Stock - restated for 1996 and 1995...............   $     1.60     $     0.87     $     0.51         $        -
                                                                 -----------------------------------------------------------
                                                                 -----------------------------------------------------------
 BALANCE SHEET DATA (AT PERIOD END):
 Rental properties - net of accumulated depreciation..........   $  229,970     $  146,960     $   54,353         $   54,366
 Total assets.................................................   $  248,454     $  160,480     $   58,702         $   56,600
 Mortgage loans payable and unsecured line of credit..........   $   70,817     $  113,182     $   40,894         $   39,164
 Total liabilities............................................   $   81,537     $  120,907     $   42,369         $   40,119
 Mandatorily redeemable Series V Preferred Stock..............   $        -     $   25,042     $        -         $        -
 Stockholders' equity.........................................   $  166,917     $   14,531     $   16,333         $   16,481

 OTHER DATA:
 Net (loss) income............................................   $   (2,797)    $    2,175     $      761         $     (648)
 Add:
 Special bonus(2).............................................          353              -              -                  -
 Stock compensation(3)........................................        4,239              -              -                  -
 Post-retirement benefit(4)...................................          632            438              -                  -
 Acquisition LLC financing costs(5)...........................        6,973              -              -                  -
 Write-off of unamortized loan costs(6).......................        2,295              -              -                  -
 Depreciation and amortization................................        4,866          2,405          1,668                 63
                                                                 -----------------------------------------------------------
 Funds from operations(7).....................................   $   16,561     $    5,018     $    2,429         $     (585)
                                                                 -----------------------------------------------------------
                                                                 -----------------------------------------------------------
 Cash flows from operating activities.........................   $    3,883     $   (1,646)    $      355         $   (1,024)
 Cash flows from investing activities.........................   $  (87,620)    $  (94,900)    $   (1,554)        $  (29,924)
 Cash flows from financing activities.........................   $   84,101     $   97,323     $      927         $   32,139
 Number of properties owned at period end.....................           22             12              4                  4
 Rentable square feet of properties owned
      at period end...........................................    1,747,837      1,031,070        313,042            313,042
 Occupancy of properties owned at period end..................           97%            97%            96%                88%


______________

(1) Pro forma shares of Common Stock outstanding for the years ended December 31, 1997 and 1996 include all shares outstanding after giving effect to the Offering, weighted for the period beginning from the date of the Offering, conversion of all series of preferred stock, the 1,765.923 to 1 stock split, the issuance of the stock grants and exercise of substitute stock options. Pro forma restated shares of Common Stock outstanding for the periods ended December 31, 1995 and 1994 include shares outstanding after giving effect to the 1,765.923 to 1 stock split.
(2) Represents a $353,000 special bonus paid to an officer of the Company in connection with the Offering.
(3) Represents an accrual for $4,239,000 of non-recurring, non-cash compensation expense relating to the issuance of stock options and stock grants. In connection with the Offering, the holders of options previously granted by Holdings under its 1994 stock option plans received options to purchase shares of Common Stock of the Company in substitution therefor. These substitute options were exercised in connection with the Offering.
(4) This adjustment relates solely to the non-cash accrual of a one-time post-retirement benefit for an officer of the Company.
(5) In connection with the Offering, the Company acquired the membership interests in the Acquisition LLC for $58,844,000, which exceeded the purchase price paid by the Acquisition LLC for the properties by $6,973,000. This difference was accounted for as a financing cost.
(6) Of this amount, $2,147,000 represents the write-off of costs associated with debt paid off in connection with the Offering, and $148,000 represents the write-off of costs associated with debt paid off in November 1997.
(7) The Company computes funds from operations ("FFO") in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper ("White Paper"). The White Paper defines FFO as net income
     (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales of property and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed discussion of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

     Since its formation in October 1994, the Company has devoted substantially all of its resources to the acquisition and management of high quality, strategically located Life Science Facilities leased principally to tenants in the Life Science Industry in its target markets.

     In June 1997, the Company completed an initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"). In connection with the Offering (and related exercise of the underwriters' over-allotment option), 7,762,500 shares of Common Stock were issued. Aggregate proceeds from the Offering (including proceeds from the exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees and offering costs, were approximately $138.9 million.

     The Company receives income from rental revenue (including tenant recoveries) from its properties. Of the 22 properties owned by the Company as of December 31, 1997 (the "Properties"), four were acquired in calendar year 1994, eight in 1996 (the "1996 Acquired Properties"), three in 1997 in connection with the Offering and seven in 1997 subsequent to the Offering (together, the "1997 Acquired Properties"). As a result of the Company's acquisition activities, the financial data shows significant increases in total revenues and expenses for 1997 compared to 1996, largely attributable to the 1997 Acquired Properties, and the recognition of a full year of revenues for the 1996 Acquired Properties. For the foregoing reasons, and due to the effects of the Offering and related transactions, the Company does not believe its year-to-year historical financial data are comparable. Accordingly, the Company also has included pro forma financial information, which gives effect to the Offering and the acquisitions made in 1996 and 1997 in connection therewith.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

     Rental revenue increased by $12.7 million, or 98%, to $25.6 million for 1997 compared to $12.9 million for 1996. The increase resulted primarily from the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties, which together contributed an additional $12.5 million of rental revenue in 1997. Rental revenue from the Properties owned since January 1, 1996 (the "Same Properties") increased by $180,000, or 2%. This increase resulted primarily from the conversion of 19,310 square feet of storage space to higher rent laboratory space at 10933 North Torrey Pines Road in October 1996.

     Tenant recoveries increased by $4.2 million, or 100%, to $8.4 million for 1997 compared to $4.2 million for 1996. The increase resulted primarily from the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties, which together contributed an additional $3.8 million of tenant recoveries. Tenant recoveries for the Same Properties increased by $416,000, or 19%, due to an increase in operating expenses (particularly utilities) being passed through to the tenants.

     Other income increased by $273,000, or 48%, to $836,000 for 1997 compared to $563,000 for 1996, resulting from an increase in interest income due to the investment of excess funds from the Offering and increased amounts in capital improvement reserve accounts.

     Rental operating expenses increased by $4.4 million, or 100%, to $8.8 million for 1997 compared to $4.4 million for 1996. The increase resulted almost entirely from the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties, which together contributed an additional $4.0 million in operating expenses. Operating expenses for the Same Properties increased by $401,000, or 17%, primarily due to increased utility expenses (due to greater usage) which were passed through to the tenants.

     General and administrative expenses increased by $504,000, or 26%, to $2.5 million for 1997 compared to $2.0 million for 1996 due to the Company's larger scope of operations and increased costs incurred as a result of being a public company.

     Special bonus of $353,000 in 1997 reflects a bonus paid to an officer of the Company in connection with the Offering. Post retirement benefit expense of $632,000 and $438,000 in 1997 and 1996, respectively, reflects an adjustment for the non-cash accrual associated with a one-time post retirement benefit for an officer of the Company. Stock compensation expense of $4.2 million was recorded in 1997 for the non-recurring, non-cash expense related to the issuance of stock grants and options to officers, directors and certain employees of the Company principally in connection with the Offering.

     Interest expense increased by $716,000, or 11%, to $7.0 million for 1997 compared to $6.3 million for 1996. The increase resulted from indebtedness incurred to acquire the 1996 Acquired Properties, offset by a reduction in ongoing interest expense due to the payoff of $72.7 million in secured notes payable in June 1997 with proceeds from the Offering.

     Acquisition LLC financing costs of $7.0 million in 1997 represent the portion of the purchase price of the membership interests in ARE
Acquisitions, LLC (the "Acquisition LLC") in excess of the cost incurred by the Acquisition LLC to acquire its three Life Science Facilities.

     Write-off of unamortized loan costs in 1997 represents the write-off of $2.1 million in loan costs associated with $72.7 million of secured notes repaid with proceeds of the Offering and $148,000 in loan costs associated with the payoff of debt in November 1997.

     Depreciation and amortization increased by $2.5 million, or 102%, to $4.9 million for 1997 compared to $2.4 million for 1996. The increase resulted primarily from depreciation associated with the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties.

     As a result of the foregoing, the net loss was $2.8 million for 1997 compared to net income of $2.2 million for 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Rental revenue increased by $4.9 million, or 61%, to $12.9 million for the year ended December 31, 1996 compared to $8.0 million for the year ended December 31, 1995. The increase resulted primarily from the 1996 Acquired Properties, which contributed an additional $4.6 million of rental revenue in 1996. Rental revenue from the Properties owned since January 1, 1995 (the "1995 Same Properties") increased by $370,000, or 5%. Of this increase, $320,000 resulted from a full year of rental income in 1996 resulting from the increase in occupancy at 11099 North Torrey Pines Road during 1995.

     Tenant recoveries increased by $2.5 million, or 147%, to $4.2 million for 1996 compared to $1.7 million for 1995. The increase resulted primarily from the addition of the 1996 Acquired Properties, which contributed an additional $2.1 million of tenant recoveries. Tenant recoveries from the 1995 Same Properties increased by $395,000, or 23%. Of this increase, $300,000 resulted from a new lease at 11099 North Torrey Pines Road. The remaining increase resulted primarily from a new energy management system at 10933 North Torrey Pines Road that allows the Company to more accurately measure and recover from its tenants certain costs of utility usage.

     Other income increased by $359,000, or 176%, to $563,000 for 1996 compared to $204,000 for 1995. The increase resulted primarily from the addition of the 1996 Acquired Properties, which contributed an additional $337,000 of other income.

     Rental operating expenses increased by $2.2 million, or 100%, to $4.4 million for 1996 compared to $2.2 million for 1995. The increase resulted primarily from the addition of the 1996 Acquired Properties, which contributed an additional $2.0 million of rental operating expenses. Rental operating expenses from the 1995 Same Properties increased by $162,000, or 7%, primarily as a result of an increase in expenses at 10933 North Torrey Pines Road.

     General and administrative expenses increased by $364,000, or 23%, to $2.0 million for 1996 compared to $1.6 million for 1995. The increase resulted primarily from additional professional fees incurred during 1996.

     Post-retirement benefit expense in 1996 represents the non-cash accrual associated with a one-time post-retirement benefit for an officer of the Company.

     Interest expense increased by $2.8 million, or 80%, to $6.3 million for 1996 compared to $3.5 million for 1995. The increase resulted primarily from indebtedness incurred to acquire the 1996 Acquired Properties, which contributed an additional $2.3 million of interest expense, and debt outstanding under the Company's then-existing unsecured line of credit, which was repaid in July 1996.

     Depreciation and amortization increased by $737,000, or 44%, to $2.4 million for 1996 compared to $1.7 million for 1995. The increase resulted primarily from depreciation associated with the 1996 Acquired Properties.

     As a result of the foregoing, net income increased by $1.4 million, or 184%, to $2.2 million for 1996 compared to $761,000 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

THE OFFERING AND SECURED DEBT

     The Company completed the Offering in June 1997. Aggregate proceeds of the Offering (including proceeds from the exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees, and offering costs, were approximately $138.9 million. The Company used such net proceeds, as well as $15.4 million in proceeds from two new mortgage loans, to repay outstanding debt of approximately $77.7 million. In addition, in November 1997, the Company paid off $6.7 million of secured debt with funds from its unsecured line of credit obtained in connection with the Offering. Total secured debt as of December 31, 1997 included the following:

                                        PRINCIPAL BALANCE AT  INTEREST     MATURITY
COLLATERAL                                DECEMBER 31, 1997     RATE         DATE
----------                              --------------------    ----         ----
                                                    (IN THOUSANDS)
3535/3565 General Atomics Court,
San Diego, CA                                $     18,050       9.00%     December 2014

1431 Harbor Bay Parkway, Alameda, CA                8,500       7.17%     January 2014

1102/1124 Columbia Street, Seattle, WA             21,267       7.75%     May 2016
                                             ------------
                                             $     47,817
                                             ------------
                                             ------------

UNSECURED LINE OF CREDIT

     In connection with the Offering, the Company obtained an unsecured line of credit providing for borrowings of up to $150 million, consisting of a $100 million activated portion and a $50 million portion that may be activated as needed at the Company's discretion (upon payment of an activation fee) provided that no default exists thereunder. The line of credit provides for borrowings bearing interest at a floating rate based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, the Company must elect to fix the rate for a one, two, three or six month period.

     The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio (all as defined). The Company was in compliance with all such covenants as of December 31, 1997.
In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line of credit will increase. As of December 31, 1997, borrowings under the line of credit were limited to approximately $103 million, and $23 million was outstanding (leaving $80 million available), at a weighted average rate of interest of 6.9%.

     The line of credit expires on May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the Company and consent of the participating banks. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

RESTRICTED CASH

     As of December 31, 1997, approximately $3.4 million had been set aside in a restricted cash account to complete the upgrade of laboratory space (as well as certain related improvements to the property) at 1102/1124 Columbia Street pursuant to an agreement between the Company and a tenant. The Company also holds approximately $758,000 in security deposit reserve accounts based on the terms of certain lease agreements.

LIQUIDITY REQUIREMENTS

     Although cash from operations required to fund interest expense has decreased substantially as a result of the Company's reduction in overall debt following the Offering, such reduction has been offset by an increased requirement to use cash from operations to meet distribution requirements to maintain the Company's REIT status. The Company expects to make distributions from cash available for distribution, which is expected to exceed cash historically available for distribution as a result of the reduction in debt described above, as well as the addition of the 1996 and 1997 Acquired Properties. Cash that accumulates on a short-term basis will be used to reduce outstanding balances under the Company's unsecured line of credit or will be invested by the Company primarily in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's qualification for taxation as a REIT. The Company also believes that net cash provided by operations will be sufficient to fund its recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

     The Company expects to meet certain long-term liquidity requirements, such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness, including borrowings under the line of credit, and the issuance of additional debt and/or equity securities.

EXPOSURE TO ENVIRONMENTAL LIABILITIES

     In connection with the acquisition of all of the Properties, the Company has obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of the Properties have not revealed any environmental liabilities that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any such material environmental liabilities.

HISTORICAL CASH FLOWS

     Net cash provided by operating activities for 1997 increased by $5.5 million to $3.9 million compared to net cash used by operating activities of $(1.6) million for 1996. The increase resulted primarily from operating cash flows from the addition of the 1996 Acquired Properties and the 1997 Acquired Properties.

     Net cash used in investing activities decreased by $7.3 million to $(87.6) million for 1997 compared to net cash used in investing activities of $(94.9) million for 1996. This use of cash related primarily to costs associated with the acquisition of the 1997 Acquired Properties.

     Net cash provided by financing activities decreased by $13.2 million to $84.1 million for 1997 compared to $97.3 million for 1996. The decrease was impacted by $85.8 million of principal reductions in debt, retired principally with proceeds from the Offering, offset by $138.9 million in net proceeds from the Offering, $15.4 million in proceeds from secured debt, and $25.5 million in proceeds from unsecured lines of credit. In addition, the Company paid dividends on the Common Stock of $8.8 million and dividends on preferred stock of $1.1 million during 1997.

CAPITAL EXPENDITURES, TENANT IMPROVEMENTS AND LEASING COSTS

     The following table sets forth total and weighted average per square foot capital expenditures (excluding those expenditures which are recoverable from tenants or are revenue-enhancing) and tenant improvements and leasing costs for the period from October 1994 (inception of operations) to December 31, 1994, and for the years ended December 31, 1995, 1996, and 1997, attributable to leases that commenced at the Properties after acquisition by the Company.

                                                     TOTAL/
                                                 WEIGHTED AVERAGE       1997            1996            1995            1994
                                                 ----------------    ----------      ----------      ----------      ----------
 CAPITAL EXPENDITURES:

      Weighted average square feet in                 2,426,479       1,342,216         563,901         314,779         205,583
      portfolio

      Property related capital expenditures        $    745,000      $  547,000      $  181,000      $   17,000      $        -

      Per weighted average square foot in
          portfolio                                $       0.31      $     0.41      $     0.32      $     0.05      $        -

 TENANT IMPROVEMENTS AND LEASING COSTS:
      RETENANTED SPACE:

      Retenanted square feet                            276,711          40,953         180,398          49,938           5,422

      Tenant improvements and leasing costs        $  1,986,000      $  164,000      $1,220,000      $  576,000      $   26,000

      Per square foot leased                       $       7.18      $     4.00      $     6.76      $    11.53      $     4.80

      RENEWAL SPACE:

      Renewal square feet                                42,379           1,232          25,063          16,084               -

      Tenant improvements and leasing costs        $     48,291      $        -      $        -      $   48,291      $        -

      Per square foot leased                       $       1.14      $        -      $        -      $     3.00      $        -



     Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required and to the extent they are recoverable from tenants. The Company maintains an active preventive maintenance program in order to minimize required capital improvements.

     Tenant improvements and leasing costs also may fluctuate in any given year depending upon factors such as the timing and extent of vacancies, the type of lease (renewal or replacement tenant), the involvement of external leasing agents and overall competitive market conditions.

INFLATION

     As of December 31, 1997, approximately 76% of the Company's leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 19% of the Company's leases (on a square footage basis) required the tenants to pay a majority of operating expenses. In addition, approximately 64% of the Company's leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on the consumer price index or other index. Accordingly, the Company does not believe that its earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the Company's variable rate borrowing cost, including borrowings under the unsecured line of credit.

IMPACT OF THE YEAR 2000

     The Company has evaluated the significance of the change from the year 1999 to the year 2000 on its existing computer system and has taken steps to ensure that its computer system will not be adversely affected thereby. The financial impact of steps taken to accommodate the change for the year 2000 is not anticipated to be material. The Company relies in part on the computer systems of its vendors and other companies. If any such company failed to become year 2000 compliant, the Company could be adversely affected thereby. The Company has surveyed several of its larger vendors, and all have responded that they either are currently year 2000 compliant, or are actively taking steps to become year 2000 compliant.

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     Due to the impact of the Offering and related transactions and the acquisitions by the Company in 1996 and 1997, the historical results of operations are not indicative of the Company's future results of operations. The following pro forma condensed consolidated financial information presents the results of operations of the Company as if the Offering (including the exercise of the over-allotment option) and related transactions occurred on January 1, 1996. Pro forma results for the year ended December 31, 1997 do not include the operations of two of the Properties (14225 Newbrook Drive and 1330 Piccard Drive) for the period prior to their acquisition by the Acquisition LLC (on January 13, 1997 and January 15, 1997, respectively). These Properties were owner-occupied prior to purchase and, as a result, there were no historical operating results for these Properties as rental properties. The adjusted pro forma financial information presented below assumes that the new leases entered into with the sellers of such Properties were in effect for the entire period presented. The pro forma and adjusted pro forma financial information presented below is based upon historical information and various assumptions and does not purport to present the actual results that would have occurred had the Offering and related transactions occurred on January 1, 1996, nor to project the Company's results of operations for any future period.

                          CONDENSED CONSOLIDATED PRO FORMA
                               FINANCIAL INFORMATION
                                    (UNAUDITED)

                                                                     ADJUSTED
                                                 PRO FORMA           PRO FORMA
                                         -------------------------  -----------
                                                 YEAR ENDED DECEMBER 31
                                             1997         1996          1997
                                         ------------- -----------  ------------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                         AMOUNTS)
 Total revenues                          $    38,103   $    25,249   $    38,374
 Expenses:
      Rental operations                        8,857         6,471         8,865
      General and administrative               2,662         2,900         2,662
      Interest                                 4,818         3,836         4,818
      Special bonus                              353             -           353
      Stock compensation                       4,239             -         4,239
      Post retirement benefit                    632           438           632
      Write-off of unamortized loan              148             -           148
      costs
      Depreciation and amortization            5,269         3,521         5,309
                                         -----------   -----------   -----------
                                              26,978        17,166       27,026
                                         -----------   -----------   -----------
 Net income                              $    11,125   $     8,083   $    11,348
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------
 Pro forma shares of Common Stock
 outstanding                              11,404,631    11,404,631    11,404,631
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------
 Net income per pro forma share of
 Common Stock outstanding                $      0.98   $      0.71   $      1.00
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to make distributions. The Company computes FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its March 1995 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income
(loss) (computed in accordance with generally accepted accounting principals ("GAAP")), excluding gains (or losses) from debt restructuring, sales of property and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. (See "-Historical Cash Flows" for information regarding these measures of cash flow).

     The following tables present the Company's FFO for the year ended 1997 on a historical, pro forma and adjusted pro forma basis and for the years ended 1996 and 1995 on a historical basis. The adjusted pro forma information for the year ended December 31, 1997 assumes that leases entered into with sellers of previously owner-occupied properties were in effect for the entire period presented:

                                       (UNAUDITED)                  (UNAUDITED)
                               YEAR ENDED DECEMBER 31, 1997    YEAR ENDED DECEMBER 31
                               ----------------------------   -----------------------
                                                   ADJUSTED
                                            PRO       PRO        1996         1995
                               HISTORICAL  FORMA     FORMA    HISTORICAL   HISTORICAL
                               ---------- -------  --------   ----------   ----------
                                                 (IN THOUSANDS)
Net (loss) income               $(2,797)  $11,125   $11,348     $2,175      $  761
Add:
    Special bonus                   353       353       353          -           -
    Stock compensation            4,239     4,239     4,239          -           -
    Post-retirement benefit         632       632       632        438           -
    Acquisition LLC
      financing costs             6,973         -         -          -           -
    Write-off of
      unamoritized loan costs     2,295       148       148          -           -
    Depreciation and
      amortization                4,866     5,269     5,309      2,405       1,668
                                -------   -------   -------     ------      ------
Funds from Operations           $16,561   $21,766   $22,029     $5,018      $2,429
                                -------   -------   -------     ------      ------
                                -------   -------   -------     ------      ------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement to be mailed in connection with its annual meeting of stockholders to be held on May 15, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement to be mailed in connection with its annual meeting of stockholders to be held on May 15, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement to be mailed in connection with its annual meeting of stockholders to be held on May 15, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement to be mailed in connection with its annual meeting of stockholders to be held on May 15, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  FINANCIAL STATEMENTS AND SCHEDULES

          The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

                                                                                 PAGE
                                                                                 ----
     Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . .F-1

     Audited Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 1997 and 1996. . . . . . . . .F-2
     Consolidated Statements of Operations for the Years ended
          December 31, 1997, 1996, and 1995. . . . . . . . . . . . . . . . . . . .F-3
     Consolidated Statements of Stockholders' Equity for the Years ended
          December 31, 1997, 1996, and 1995. . . . . . . . . . . . . . . . . . . .F-4
     Consolidated Statements of Cash Flows for the Years ended
          December 31, 1997, 1996, and 1995. . . . . . . . . . . . . . . . . . . .F-5
     Notes to Consolidated Financial Statements for the Years ended
          December 31, 1997, 1996, and 1995. . . . . . . . . . . . . . . . . . . .F-6

     Schedule III - Consolidated Financial Statement of Rental Properties
          and Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . F-24


     (B)  REPORTS ON FORM 8-K.

          On December 2, 1997, the Company filed a report on Form 8-K relating to the acquisition of certain real property. On January 28, 1998, the Company filed the required financial statements thereto by amendment on Form 8-K/A.

     (C)  EXHIBITS.


EXHIBIT
 NUMBER                                  EXHIBIT
-------                                  -------
3.1++   Articles of Amendment and Restatement of the Registrant
3.2++   Certificate of Correction of the Registrant
3.3++   Amended and Restated Bylaws of the Registrant
4.1+    Specimen Certificate representing shares of Common Stock
10.1    Amended and Restated Executive Employment Agreement by and between the
        Registrant and Joel S.  Marcus, dated January 5, 1994, and amended as of
        March 28, 1997
10.2    Amended and Restated Executive Employment Agreement by and between the
        Registrant and Alan D.  Gold, dated January 5, 1994, and amended as of
        March 28, 1997
10.3    Amended and Restated Executive Employment Agreement by and between the
        Registrant and Gary Kreitzer, dated January 5, 1994, and amended as of
        March 28, 1997
10.4    Amended and Restated Executive Employment Agreement by and between the
        Registrant and Steven Stone, dated January 5, 1994, and amended as of
        March 28, 1997



EXHIBIT
 NUMBER                                  EXHIBIT
-------                                  -------
10.5    Second Amendment to the Executive Employment Agreement and General and
        Special Release by and between the Registrant and Jerry M.  Sudarsky, dated May 30, 1997
10.6+++ Executive Employment Agreement between the Registrant and James H.
        Richardson, dated July 31, 1997
10.7+   Executive Employment Agreement between the Registrant and Peter J.
        Nelson, dated April 22, 1997
10.8+   Form of Director Indemnification Agreement
10.9    Registration Rights Agreement by and between the Registrant and Health
        Science Properties Holding Corporation, dated June 2, 1997
10.10+  Standard Lease Form to be executed by tenant and the Registrant as
        Landlord
10.11+  Form of Management Agreement
10.12+  Stockholders Agreement by and among the Registrant, Health Science
        Properties Holding Corporation and AEW Partners II, L.P., dated
        September 9, 1996
10.13   1997 Stock Award and Incentive Plan of the Registrant
10.14+  Form of Non-Employee Director Stock Option Agreement for use in
        connection with options issued pursuant to the 1997 Stock Option Plan
10.15+  Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the 1997 Stock Option Plan
10.16+  Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the 1997 Stock Option Plan
10.17   Revolving Loan Agreement among the Registrant, ARE-QRS Corp., ARE
        Acquisitions, LLC, the Banks therein named and the Bank of America NT &
        SA, dated June 2, 1997
10.18   Amendment No. 1 to Revolving Loan Agreement among the Registrant, ARE-
        QRS Corp., ARE Acquisitions, LLC, the Banks therein named and the Bank of America NT & SA, dated September 9, 1997
10.19   Amendment No. 2 to Revolving Loan Agreement among the Registrant, ARE-
        QRS Corp. ARE Acquisitions, LLC, the Banks therein named and the Bank of
        America NT & SA, dated January 28, 1998
21.1    List of Subsidiaries of the Registrant
23.1    Consent of Ernst & Young LLP
27.1    Financial Data Schedule

___________

+ Incorporated by reference to the Registrant's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALEXANDRIA REAL ESTATE EQUITIES, INC.


Dated: March 30, 1998         By:         /s/ Joel S. Marcus
                                 ----------------------------------
                                           Joel S. Marcus
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURES                                 TITLE                            DATE
               ----------                                 ------                           -----
        /s/   J M Sudarsky
------------------------------------     Chairman of the Board of Directors            March 30, 1998
           Jerry M. Sudarsky

        /s/  Joel S. Marcus
------------------------------------     Chief Executive Officer (Principal            March 30, 1998
             Joel S. Marcus              Executive Officer) and Director

            /s/ Alan D. Gold
------------------------------------     President and Director                        March 30, 1998
              Alan D. Gold

        /s/ Peter J. Nelson
------------------------------------     Chief Financial Officer, Treasurer and        March 30, 1998
            Peter J. Nelson              Secretary (Principal Financial and
                                         Accounting Officer)

        /s/  Joseph Elmaleh
------------------------------------     Director                                      March 30, 1998
             Joseph Elmaleh

        /s/    Viren Mehta
------------------------------------     Director                                      March 30, 1998
               Viren Mehta

        /s/ David M. Petrone
------------------------------------     Director                                      March 30, 1998
            David M. Petrone

       /s/ Anthony M. Solomon
------------------------------------     Director                                      March 30, 1998
           Anthony M. Solomon


                                  EXHIBIT INDEX

EXHIBIT                                                            SEQUENTIALLY
 NUMBER                                EXHIBIT                    NUMBERED PAGE
-------                                -------                    -------------
3.1++   Articles of Amendment and Restatement of the Registrant
3.2++   Certificate of Correction of the Registrant
3.3++   Amended and Restated Bylaws of the Registrant
4.1+    Specimen Certificate representing shares of Common Stock
10.1    Amended and Restated Executive Employment Agreement by
        and between the Registrant and Joel S.  Marcus, dated
        January 5, 1994, and amended as of March 28, 1997
10.2    Amended and Restated Executive Employment Agreement by
        and between the Registrant and Alan D.  Gold, dated
        January 5, 1994, and amended as of March 28, 1997
10.3    Amended and Restated Executive Employment Agreement by
        and between the Registrant and Gary Kreitzer, dated
        January 5, 1994, and amended as of March 28, 1997
10.4    Amended and Restated Executive Employment Agreement by
        and between the Registrant and Steven Stone, dated
        January 5, 1994, and amended as of March 28, 1997
10.5    Second Amendment to the Executive Employment Agreement
        and General and Special Release by and between the
        Registrant and Jerry M.  Sudarsky, dated May 30, 1997
10.6+++ Executive Employment Agreement between the Registrant and James H.  Richardson, dated July 31, 1997
10.7+   Executive Employment Agreement between the Registrant
        and Peter J.  Nelson, dated April 22, 1997
10.8+   Form of Director Indemnification Agreement
10.9    Registration Rights Agreement by and between the
        Registrant and Health Science Properties Holding
        Corporation, dated June 2, 1997
10.10+  Standard Lease Form to be executed by tenant and the
        Registrant as Landlord
10.11+  Form of Management Agreement
10.12+  Stockholders Agreement by and among the Registrant,
        Health Science Properties Holding Corporation and AEW
        Partners II, L.P., dated September 9, 1996
10.13   1997 Stock Award and Incentive Plan of the Registrant
10.14+  Form of Non-Employee Director Stock Option Agreement for
        use in connection with options issued pursuant to the
        1997 Stock Option Plan
10.15+  Form of Incentive Stock Option Agreement for use in
        connection with Options issued pursuant to the 1997
        Stock Option Plan
10.16+  Form of Nonqualified Stock Option Agreement for use in
        connection with Options issued pursuant to the 1997
        Stock Option Plan
10.17   Revolving Loan Agreement among the Registrant, ARE-QRS
        Corp., ARE Acquisitions, LLC, the Banks therein named
        and the Bank of America NT & SA, dated June 2, 1997



EXHIBIT                                                            SEQUENTIALLY
 NUMBER                                EXHIBIT                    NUMBERED PAGE
-------                                -------                    -------------
10.18   Amendment No. 1 to Revolving Loan Agreement among the
        Registrant, ARE-QRS Corp., ARE Acquisitions, LLC, the
        Banks therein named and the Bank of America NT & SA,
        dated September 9, 1997
10.19   Amendment No. 2 to Revolving Loan Agreement among the
        Registrant, ARE-QRS Corp. ARE Acquisitions, LLC, the
        Banks therein named and the Bank of America NT & SA,
        dated January 28, 1998
21.1    List of Subsidiaries of the Registrant
23.1    Consent of Ernst & Young LLP
27.1    Financial Data Schedule

______________

+ Incorporated by reference to the Registrant's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997

                        Report of Independent Auditors

To the Board of Directors and Stockholders of Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. Our audits also included the consolidated financial statement
Schedule III, rental properties and accumulated depreciation. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                /s/ Ernst & Young LLP


Los Angeles, California
January 30, 1998

              Alexandria Real Estate Equities, Inc. and Subsidiaries

                            Consolidated Balance Sheets
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               DECEMBER 31
                                                                           1997           1996
                                                                       -------------------------
ASSETS
Rental properties, net                                                 $  229,970     $  146,960
Cash and cash equivalents                                                   2,060          1,696
Tenant security deposits and other restricted cash                          6,799          5,585
Tenant receivables and deferred rent                                        3,630          1,332
Loan fees and costs (net of accumulated amortization of $175 and $131
  in 1997 and 1996, respectively)                                           1,350          2,502
Other assets                                                                4,645          2,405
                                                                       -------------------------
Total assets                                                           $  248,454     $  160,480
                                                                       -------------------------
                                                                       -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                  $   47,817     $  113,182
Unsecured line of credit                                                   23,000              -
Accounts payable, tenant security deposits and other liabilities            6,158          3,650
Dividends payable                                                           4,562          1,550
Due to Health Science Properties Holding Corporation                            -          2,525
                                                                       -------------------------
                                                                           81,537        120,907

Commitments and contingencies                                                   -              -

Manditorily redeemable Series V cumulative convertible preferred stock, $0.01 par value, $1,000 stated value per share, 50,000 shares
 authorized; 27,500 issued and outstanding at December 31, 1996                 -         25,042

Stockholders' equity:
 Preferred stock:
   Series T 8.5% preferred stock, $0.01 par value and $100 stated
      value per share, 12 shares issued and outstanding at
      December 31, 1996                                                         -              1
   Series U 8.5% cumulative convertible preferred stock, $0.01 par value and $500 stated value per share, 220 shares issued and
   outstanding at December 31, 1996                                             -            110
 Common stock, $0.01 par value per share, 100,000,000 shares authorized; 11,604,631 and 1,765,923 shares issued and
  outstanding at December 31, 1997 and 1996, respectively                     114              -
Additional paid-in capital                                                173,735         16,195
Accumulated deficit                                                        (6,932)        (1,775)
                                                                       -------------------------
Total stockholders' equity                                                166,917         14,531
                                                                       -------------------------
Total liabilities and stockholders' equity                             $  248,454     $  160,480
                                                                       -------------------------
                                                                       -------------------------

SEE ACCOMPANYING NOTES.

               Alexandria Real Estate Equities, Inc. and Subsidiaries

                         Consolidated Statements of Operations
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                            1997          1996           1995
                                                       -----------------------------------------
Revenues:
 Rental                                                $   25,622     $   12,941      $    8,020
 Tenant recoveries                                          8,388          4,169           1,699
 Other                                                        836            563             204
                                                       -----------------------------------------
                                                           34,846         17,673           9,923
Expenses:
 Rental operations                                          8,766          4,356           2,228
 General and administrative                                 2,476          1,972           1,608
 Interest                                                   7,043          6,327           3,553
 Stock compensation                                         4,239              -               -
 Post retirement benefit                                      632            438               -
 Special bonus                                                353              -               -
 Acquisition LLC financing costs                            6,973              -               -
 Write-off of unamortized loan costs                        2,295              -               -
 Depreciation and amortization                              4,866          2,405           1,668
                                                       -----------------------------------------
                                                           37,643         15,498           9,057
                                                       -----------------------------------------
(Loss) income from operations                              (2,797)         2,175             866
Charge in lieu of income taxes                                  -              -             105
                                                       -----------------------------------------
Net (loss) income                                      $   (2,797)    $    2,175      $      761
                                                       -----------------------------------------
                                                       -----------------------------------------
Net (loss) income allocated to preferred
 stockholders                                          $    3,038     $    1,590      $        -
                                                       -----------------------------------------
                                                       -----------------------------------------
Net (loss) income allocated to common stockholders     $   (5,835)    $      585      $      761
                                                       -----------------------------------------
                                                       -----------------------------------------
Net (loss) income per pro forma share of
 common stock - restated for 1996 and
 1995 (basic and diluted)                              $    (0.35)    $     0.60      $     0.43
                                                       -----------------------------------------
                                                       -----------------------------------------
Pro forma weighted average shares of
 common stock outstanding - restated for
 1996 and 1995 (basic and diluted)                      8,075,864      3,642,131       1,765,923
                                                       -----------------------------------------
                                                       -----------------------------------------

SEE ACCOMPANYING NOTES.

            Alexandria Real Estate Equities, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NUMBER OF
                                                            SERIES T   SERIES T   SERIES U    SERIES U    NUMBER OF
                                                           PREFERRED   PREFERRED  PREFERRED   PREFERRED    COMMON     COMMON
                                                            SHARES       STOCK     SHARES       STOCK      SHARES      STOCK
                                                           ---------   --------   ---------   ---------  ----------   ------
Balance at January 1, 1995 (restated)                           -         $ -          -       $   -      1,765,923    $ 18
  Issuance of Series T preferred stock                         12           1          -           -              -       -
  Dividends declared and payable  on common stock               -           -          -           -              -       -
  Net income                                                    -           -          -           -              -       -
                                                              -------------------------------------------------------------
Balance at December 31, 1995 (restated)                        12           1          -           -      1,765,923      18
  Issuance of Series U preferred stock                          -           -        220         110              -       -
  Accretion on Series V preferred stock                         -           -          -           -              -       -
  Cash dividends on Series T, U, & V preferred stock            -           -          -           -              -       -
  Dividends declared and payable on common stock                -           -          -           -              -       -
  Net income                                                    -           -          -           -              -       -
                                                              -------------------------------------------------------------
Balance at December 31, 1996 (restated)                        12           1        220         110      1,765,923      18
  Accretion on Series V preferred stock                         -           -          -           -              -       -
  Cash dividends on Series T, U and V preferred stock           -           -          -           -              -       -
  Exercise of compensatory stock options and issuance
    of stock grants (including compensation expense of
      $4,161)                                                   -           -          -           -        209,615       2
  Issuance of common stock in connection with initial
    public offering, net of offering costs                      -           -          -           -      7,762,500      78
  Conversion of Series V and Series U preferred stock           -           -       (220)       (110)     1,666,593      16
  Redemption of Series T preferred stock                      (12)         (1)         -           -              -       -
  Dividends declared and payable on common stock                -           -          -           -              -       -
  Net loss                                                      -           -          -           -              -       -
                                                              -------------------------------------------------------------
Balance at December 31, 1997                                    -         $ -          -       $   -     11,404,631    $114
                                                              -------------------------------------------------------------
                                                              -------------------------------------------------------------
                                                               ADDITIONAL
                                                                PAID-IN      ACCUMULATED
                                                                CAPITAL        DEFICIT         TOTAL
                                                               ----------    -----------     --------
Balance at January 1, 1995 (restated)                           $ 17,110       $  (648)      $ 16,480
  Issuance of Series T preferred stock                                 -             -              1
  Dividends declared and payable  on common stock                      -          (909)          (909)
  Net income                                                           -           761            761
                                                                -------------------------------------
Balance at December 31, 1995 (restated)                           17,110          (796)        16,333
  Issuance of Series U preferred stock                                 -             -            110
  Accretion on Series V preferred stock                            (933)             -           (933)
  Cash dividends on Series T, U, & V preferred stock                   -          (665)          (665)
  Dividends declared and payable on common stock                       -        (2,489)        (2,489)
  Net income                                                           -         2,175          2,175
                                                                -------------------------------------
Balance at December 31, 1996 (restated)                           16,177        (1,775)        14,531
  Accretion on Series V preferred stock                          (1,911)             -         (1,911)
  Cash dividends on Series T, U and V preferred stock                  -        (1,127)        (1,127)
  Exercise of compensatory stock options and issuance
    of stock grants (including compensation expense of
      $4,161)                                                      4,190             -          4,192
  Issuance of common stock in connection with initial
    public offering, net of offering costs                       138,812             -        138,890
  Conversion of Series V and Series U preferred stock             27,045             -         26,951
  Redemption of Series T preferred stock                               -             -             (1)
  Dividends declared and payable on common stock                 (10,578)       (1,233)       (11,811)
  Net loss                                                             -        (2,797)        (2,797)
                                                                -------------------------------------
Balance at December 31, 1997                                    $173,735       $(6,932)      $166,917
                                                                -------------------------------------
                                                                -------------------------------------

 SEE ACCOMPANYING NOTES

                Alexandria Real Estate Equities, Inc. and Subsidiaries

                       Consolidated Statements of Cash Flows
                              (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                            1997         1996         1995
                                                          --------     --------     --------
OPERATING ACTIVITIES
Net (loss) income                                         $ (2,797)    $  2,175     $   761
Adjustments to reconcile net (loss) income to net
 cash provided by (used in) operating activities:
Depreciation and amortization                                4,866        2,405       1,668
Stock option compensation                                    4,161            -           -
Changes in operating assets and liabilities:
  Tenant security deposits and other restricted cash        (1,214)      (4,371)       (779)
  Tenant receivables and deferred rent                      (2,298)        (502)       (709)
  Loan fees and costs                                          906       (2,402)        (15)
  Other assets                                              (2,249)      (1,231)       (982)
  Accounts payable, tenant security deposits and other
   liabilities                                               2,508        2,280         411
                                                          ---------------------------------
Net cash provided by (used in) operating activities          3,883       (1,646)        355

INVESTING ACTIVITIES
Additions to rental properties                              (3,566)      (1,578)     (1,554)
Purchase of rental properties                              (84,054)     (93,322)          -
                                                          ---------------------------------
Net cash used in investing activities                      (87,620)     (94,900)     (1,554)

FINANCING ACTIVITIES
Proceeds from secured notes payable                         15,360       77,260       1,250
Proceeds from issuance of common stock                     138,919            -           -
Proceeds from issuance of Series V preferred stock
 (net of issuance costs of $3,391)                               -       24,109           -
Proceeds from issuance of Series U preferred stock               -          110           -
Proceeds from unsecured lines of credit                     25,500            -       1,000
(Decrease) increase in due to Health Science
 Properties Holding Corporation                             (2,525)       2,420         105
Principal reductions on unsecured line of credit            (2,500)      (4,000)          -
Principal reductions on secured notes payable              (80,725)        (972)       (519)
Common dividends paid                                       (8,800)        (939)       (909)
Preferred dividends paid                                    (1,127)        (665)          -
Redemption of Series T preferred stock                          (1)           -           -
                                                          ---------------------------------
Net cash provided by financing activities                   84,101       97,323         927
Net increase (decrease) in cash and cash equivalents           364          777        (272)
Cash and cash equivalents at beginning of year               1,696          919       1,191
                                                          ---------------------------------
Cash and cash equivalents at end of year                  $  2,060     $  1,696     $   919
                                                          ---------------------------------
                                                          ---------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest and financing
 costs, net of interest capitalized                       $ 13,552     $  5,953     $ 3,409
                                                          ---------------------------------
                                                          ---------------------------------

SEE ACCOMPANYING NOTES.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1996


1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Alexandria Real Estate Equities, Inc. (known as Health Science Properties, Inc. prior to 1997), a Maryland corporation (the "Company"), is a real estate investment trust ("REIT") formed in 1994.

The Company and its subsidiaries were formed to acquire, manage and selectively develop properties for lease principally to participants in the life science industry ("Life Science Facilities"). As of December 31, 1997 and 1996, the Company owned 22 and 12 Life Science Facilities, respectively, in four and three states, respectively, consisting of 1,748,000 and 1,031,000 rentable square feet, respectively.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries which own, directly or indirectly, Life
Science Facilities. All significant intercompany accounts and transactions have been eliminated in consolidation.

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS

On June 2, 1997, the Company completed an initial public offering (the "Offering") of 6,750,000 shares of common stock. The Offering price was $20.00 per share, resulting in gross proceeds of $135,000,000. On June 26, 1997, the underwriters exercised their over-allotment option provided for in the Offering, and the Company issued an additional 1,012,500 shares of common stock, resulting in additional gross proceeds of $20,250,000. The aggregate net proceeds of the Offering (including exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees and offering costs, were approximately $138,890,000.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)

The following transactions also occurred in June 1997 in connection with the
Offering:

- The Company paid off debt of approximately $77,723,000, including (i) mortgage debt of $72,698,000, (ii) debt of $2,500,000 outstanding under its prior unsecured line of credit, and (iii) debt of $2,525,000 to Health Science Properties Holding Corporation ("Holdings"). Holdings owned all of the Company's common stock prior to the Offering and 15.5% of the common stock of the Company after the Offering and the exercise of the over-allotment option.

-    The Company obtained two new mortgage loans totaling $15,360,000.

- The Company acquired an entity that owns three Life Science Facilities from affiliates of PaineWebber Incorporated, the lead managing underwriter for the Offering, for an aggregate purchase price of $58,844,000 (see
     Note 9).

- Each previously outstanding share of the Company's common stock was split into 1,765.923 shares of common stock. The share data as of and for the years ended December 31, 1996 and 1995 has been restated to reflect the effects of the stock split.

- All of the previously outstanding shares of Series T preferred stock were redeemed at their stated value ($1,200 in the aggregate) (see Note 6).

- All of the previously outstanding shares of Series U preferred stock and Series V preferred stock were converted into shares of common stock (7,354 shares in the aggregate for Series U and 1,659,239 shares in the aggregate for Series V) (see Note 6).

- Officers, directors and certain employees of the Company were granted an aggregate of 152,615 shares of the Company's common stock. In addition, officers, directors and certain employees of the Company were granted options to purchase 57,000 shares of the Company's common stock in substitution for stock options previously issued by Holdings (see Notes 5 and 8). These options were exercised at a nominal exercise price in connection with the Offering.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

THE INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS (CONTINUED)

- Officers, directors and employees of the Company were granted options under the Company's 1997 stock option plan to purchase an aggregate of 600,000 shares of common stock of the Company at the Offering price (see
     Note 8).

-    A special bonus of $353,000 was paid to an officer of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

RENTAL PROPERTIES

Rental properties consist of the Company's portfolio of Life Science Facilities, recorded at cost. Costs associated with acquiring and renovating properties are capitalized as incurred. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company would make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount were to exceed the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. Based upon such periodic assessments, no impairment has been determined and no rental properties carrying amounts have been adjusted.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RENTAL PROPERTIES (CONTINUED)

Maintenance and repairs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives.

Depreciation is provided using the straight-line method using estimated lives of 30 to 40 years for buildings and building improvements, 20 years for land improvements, and the term of the respective lease for tenant improvements.

RESTRICTED CASH

Restricted cash as of December 31, 1997 and 1996, consists of a tenant improvement reserve of $3,364,000 and $4,715,000, respectively, established by the Company pursuant to a lease at one of the Company's properties, funds held in trust of $1,966,000 and none, respectively, as additional security on a note with the City of Seattle, and security deposit funds and other restricted cash of $1,469,000 and $870,000, respectively. In connection with the repayment of the note with the City of Seattle, the cash held in trust was returned to the Company in February 1998 (see Note 4).

LOAN FEES AND COSTS

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense.

RENTAL INCOME

Rental income from leases with scheduled rent increases, free rent and other rent adjustments are recognized on a straight-line basis over the lease term. Amounts currently recognized as income, and expected to be received in later years, are included in tenant receivables and deferred rent. Amounts received currently, but recognized as income in future years, are included in unearned rent.

OTHER INCOME

Other income consists of interest income and other income associated with the operations of the properties. Interest income was $588,000, $118,000 and $57,000 in 1997, 1996 and 1995, respectively.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LEASING COMMISSIONS

Leasing commissions are amortized on a straight-line basis over the term of the related lease.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value of financial instruments at December 31, 1997 and 1996 were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Based on the borrowing rates currently available to the Company for bank loans with similar maturities, the fair value of secured notes payable as of December 31, 1997 and 1996 is approximately $46,822,000 and $113,215,000, respectively. All other financial instruments are stated at amounts that approximate their fair value.

NET (LOSS) INCOME PER SHARE

Historical per share data has not been presented because it is not meaningful due to the material changes in the Company's capital structure as a result of the Offering.

The Company has adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") and has restated pro forma net income per share for the years ended December 31, 1996 and 1995. Because the impact of the Company's stock options outstanding as of December 31, 1997 is antidilutive, diluted net income per share is not presented for 1997. There were no dilutive stock options on a pro forma basis for 1996 and 1995.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET (LOSS) INCOME PER SHARE (CONTINUED)

Pro forma shares of common stock outstanding for the years ended December 31, 1997 and 1996 include all shares outstanding after giving effect to the 1,765.923 to 1 stock split, the issuance of stock grants, the issuance and exercise of substitute stock options and the conversion of the Series U and Series V preferred stock. In addition, shares issued to the public in connection with the Offering have been weighted for the period of time they were outstanding. Pro forma shares of common stock outstanding for the year ended December 31, 1995 include all shares outstanding after giving effect to the 1,765.923 to 1 stock split.

The following table sets forth the computation of net (loss) income per pro forma share of common stock outstanding:

                                                YEAR ENDED DECEMBER 31
                                           1997           1996           1995
                                    ------------------------------------------------
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net (loss) income                     $   (2,797)       $    2,175      $      761
                                      ----------        ----------      ----------
                                      ----------        ----------      ----------
Pro forma shares of common stock
  before shares issued in the
  Offering - restated for 1996
  and 1995                             3,642,131         3,642,131       1,765,923

Shares issued in the Offering,
  weighted for period outstanding      4,433,733                 -               -
                                      ----------        ----------      ----------
Pro forma weighted average shares
  - restated for 1996 and 1995         8,075,864         3,642,131       1,765,923
                                      ----------        ----------      ----------
                                      ----------        ----------      ----------
Pro forma net (loss) income per
  pro forma share - restated for
  1996 and 1995                       $    (0.35)       $     0.60      $     0.43
                                      ----------        ----------      ----------
                                      ----------        ----------      ----------
Pro forma dividends declared per
  share - restated for 1996 and
  1995                                $     1.60        $     0.87      $     0.51
                                      ----------        ----------      ----------
                                      ----------        ----------      ----------

              Alexandria Real Estate Equities, Inc. and Subsidiaries

1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

As a REIT, the Company is not subject to federal income taxation as long as it meets a number of organizational and operational requirements and distributes all of its taxable income to its stockholders. Since the Company believes it has met these requirements and the Company's distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for 1997 and 1996. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. For the year ended December 31, 1997, the Company reported that 37.6% of its distributions with respect to common stock represented a return of capital for federal income tax purposes, while none of the distributions for the year ended December 31, 1996 represented a return of capital.

For the year ended December 31, 1995, before the Company elected to be taxed as a REIT, deferred income taxes were recognized for tax consequences of temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods and tax net operating loss carryforwards.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. RENTAL PROPERTIES

Rental properties are as follows:

                                              DECEMBER 31
                                          1997          1996
                                       ------------------------
                                        (DOLLARS IN THOUSANDS)
Land                                   $ 46,283        $ 28,383
Building and improvements               189,624         121,236
Tenant and other improvements             2,867           1,535
                                       ------------------------
                                        238,774         151,154
Less accumulated depreciation            (8,804)         (4,194)
                                       ------------------------
                                       $229,970        $146,960
                                       ------------------------
                                       ------------------------

              Alexandria Real Estate Equities, Inc. and Subsidiaries

2. RENTAL PROPERTIES (CONTINUED)

Four of the Company's rental properties are encumbered by deeds of trust and assignments of rents and leases associated with the properties (see Note 4). The net book value of these properties as of December 31, 1997 is $70,663,000.

The Company leases space under noncancelable leases with remaining terms of 1 to 20 years. Certain tenants are also obligated to reimburse the Company for specific operating expenses.

The Company capitalizes interest to properties under construction and renovation during the period the asset is undergoing activities to prepare it for its intended use. Total interest capitalized was $96,000 in 1997. Total interest incurred for the years ended December 31, 1997, 1996 and 1995 was $7,139,000, $6,327,000 and $3,553,000, respectively.

A majority of the Company's lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 1997, are as follows (in thousands):


          1998                             $ 31,642
          1999                               27,734
          2000                               24,079
          2001                               20,869
          2002                               17,095
          Thereafter                        107,032
                                           --------
                                           $228,451
                                           --------
                                           --------

              Alexandria Real Estate Equities, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

3. UNSECURED LINE OF CREDIT

In connection with the Offering, the Company obtained an unsecured line of credit providing for borrowings of up to $150,000,000, consisting of a $100,000,000 activated portion and a $50,000,000 portion that may be activated as needed at the Company's discretion (upon the payment of an activation fee) provided no default exists under the line of credit facility. Borrowings under the line of credit bear interest at a floating rate which is based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based

              Alexandria Real Estate Equities, Inc. and Subsidiaries

3. UNSECURED LINE OF CREDIT (CONTINUED)

advance, the Company must elect to fix the rate for a one, two, three or six month period.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio (all as defined). The Company was in compliance with all covenants as of December 31, 1997. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line credit will increase. As of December 31, 1997, borrowings under the line of credit were limited to approximately $103,000,000, and $23,000,000 was outstanding (leaving $80,000,000 available), at a weighted average rate of interest of 6.9%.

The line of credit expires on May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

In connection with obtaining the line of credit, the Company incurred $705,000 in fees and costs, which are being amortized over the term of the line of credit. In addition, the Company is required to continue to pay certain periodic fees for the line of credit, depending on the usage of the facility. The fees are included as part of interest expense.

4. SECURED NOTES PAYABLE

As of December 31, 1997, the Company had three notes payable to banks and an insurance company, secured by first and second deeds of trust on four rental properties. The notes bear interest at fixed rates ranging from 7.17% to 9.00% and are due at various dates through 2016. As of December 31, 1997 and 1996, the outstanding balances under these notes were $47,817,000 and $61,292,000, respectively.

As of December 31, 1996, the Company had an aggregate of $51,890,000 outstanding under two notes payable and two secured lines of credit with PaineWebber Incorporated, the City of Seattle and two banks. The loans bore interest at variable rates based upon LIBOR or the prime rate. As of December 31, 1996, the interest rates on these loans ranged from 8.28% to 9.75%. In connection with the Offering, the Company repaid $46,030,000 of the balance outstanding as of December 31, 1996. The remaining

              Alexandria Real Estate Equities, Inc. and Subsidiaries

4. SECURED NOTES PAYABLE (CONTINUED)

$5,860,000 was repaid in November 1997. In connection with the retirement of these loans, the Company wrote-off $2,147,000 of unamortized loan costs, including the cost of certain interest rate cap agreements.

Future principal payments due on secured notes payable as of December 31, 1997, are as follows (in thousands):

            1998                           $ 1,009
            1999                             2,451
            2000                             2,320
            2001                             2,502
            2002                             2,699
            Thereafter                      36,836
                                           -------
                                           $47,817
                                           -------
                                           -------

5. NON-CASH TRANSACTIONS

Stock compensation expense represents non-cash compensation expense associated with stock grants and stock options issued to officers, directors and certain employees of the Company in connection with the Offering. Stock compensation expense of $4,239,000 was recognized to record the stock grants and the issuance and exercise of substitute stock options (see Note 8).

In connection with the Offering, outstanding shares of the Company's Series U preferred stock and Series V preferred stock were converted into shares of common stock (see Note 6). The common stock issued was recorded at the book value of the Series U preferred stock and the Series V preferred stock (an aggregate of $27,061,000).

6. PREFERRED STOCK AND EXCESS STOCK

SERIES V CUMULATIVE CONVERTIBLE PREFERRED STOCK

Prior to the Offering, the Company had 27,500 shares of manditorily redeemable Series V cumulative convertible preferred stock outstanding. The stated value of each share was $1,000. In connection with the Offering, the shares were converted into 1,659,239 shares of common stock. The conversion rate was computed to provide for an internal rate of return on the stated value of each share, equal to 20% less the return previously received from prior dividends.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

6. PREFERRED STOCK AND EXCESS STOCK (CONTINUED)

SERIES V CUMULATIVE CONVERTIBLE PREFERRED STOCK (CONTINUED)

Prior to conversion, Series V preferred stockholders were entitled to dividends at an annual rate of 10% of the stated value per share during the first twelve dividend periods or such larger amount as would be payable on an as converted basis if the Series V preferred stock were converted to common stock. Dividends were cumulative and payable in quarterly equal installments on March 31, June 30, September 30, and December 31 of each year. Offering costs associated with the issuance of the Series V preferred stock were deducted from the proceeds of the issuance. Until the conversion of the Series V preferred stock into shares of common stock in 1997, the Company accreted the amount of the offering costs and the difference between the minimum yield requirement on the Series V preferred stock (20% per annum) and the minimum dividend payment as a charge to additional paid-in capital.

SERIES T AND SERIES U PREFERRED STOCK

Holders of each of the Series T and Series U preferred stock were entitled to dividends at an annual rate of 8.5% of the stated value per share. In connection with the Offering, all of the previously outstanding shares of Series T preferred stock (12 shares) were redeemed at their stated value ($1,200 in the aggregate). In connection with the Offering, all of the previously outstanding shares of Series U preferred stock (220 shares) were converted into an aggregate of 7,354 shares of common stock.

PREFERRED STOCK AND EXCESS STOCK AUTHORIZATIONS

The charter of the Company authorizes the issuance of up to 100,000,000 shares of preferred stock and 200,000,000 shares of excess stock (as defined), none of which was issued and outstanding at December 31, 1997.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company currently is not subject to any material legal proceedings or claims, nor, to management's knowledge, are any material legal proceedings or claims being threatened.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

POST-RETIREMENT BENEFIT

In 1997, in connection with the Offering, an officer of the Company retired. In connection with the officer's retirement, the Company agreed to pay a post-retirement benefit equal to $150,000 for each of the first three years following the Offering, and $90,000 per year (plus an annual increase of 2% per year) thereafter for the remainder of the longer of the executive's life and the executive's current spouse's life. In 1997 and 1996, the Company recorded a post-retirement expense for past services equal to $632,000 and $438,000, respectively (pursuant to a prior agreement). The accrual was based upon the estimated number of payments to be made, discounted at a rate of 8%. As of December 31, 1997, the accrued liability for post-retirement benefit is $1,037,000. For the year ended December 31, 1997, the Company paid $75,000 under the retirement agreement of which $42,000 represented interest.

EMPLOYEE RETIREMENT SAVINGS PLAN

Effective January 1, 1997, the Company adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("Code"), whereby participants may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides for matching contributions by the Company, which amounted to $36,000 for the year ended December 31, 1997. Plan participants are immediately vested in their contributions and in the matching contributions by the Company.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. Management believes that the risk is not significant.

The Company is dependent on rental payments from a limited number of tenants, and the inability of any single tenant to make its lease payments could adversely affect the Company and its ability to make distributions to stockholders. As of December 31, 1997, the Company had 42 leases with a total of 35 tenants, and 12 of the Company's 22 properties were single tenant properties. At December 31, 1997, three of the Company's tenants accounted for approximately 29.5% of the Company's aggregate annualized base rent.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company does not generally require collateral or other security from its tenants other than security deposits. The Company has available from certain tenants two irrevocable letters of credit totaling $858,000 which are used as security deposits for two leases.

8. STOCK OPTION PLANS AND STOCK GRANTS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee and director stock options, stock grants and stock appreciation rights. Under APB 25, if the exercise price of employee and director stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

1997 STOCK OPTION PLAN

In connection with the Offering, the Company adopted a stock option and incentive plan (the "1997 Stock Option Plan"). The 1997 Stock Option Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant of incentive stock options intended to qualify as such under Section 422 of the Code, non-qualified stock options, stock appreciation rights and restricted stock to employees, officers, directors and independent contractors (including non-employee directors) of the Company with respect to 900,000 shares of common stock. The 1997 Stock Option Plan permits the Compensation Committee to select eligible employees, officers, directors and independent contractors (including non-employee directors) of the Company to receive awards, to determine the type and number of awards to be granted and to determine the terms, conditions, restrictions and performance criteria relating to any award. As of December 31, 1997, there were 701,000 options outstanding under the 1997 Stock Option Plan. The Company has reserved 900,000 shares of common stock for issuance under the 1997 Stock Option Plan.

During the year ended December 31, 1997, the Company granted 701,000 stock options under the 1997 stock option plan at exercise prices ranging from $20.00 to $30.94 (the market price at date of grant). All of these options have a ten year term. Options for 671,000 shares vest ratably in three annual installments from the date of grant. The

             Alexandria Real Estate Equities, Inc. and Subsidiaries

8. STOCK OPTION PLANS AND STOCK GRANTS (CONTINUED)

1997 STOCK OPTION PLAN (CONTINUED)

remaining 30,000 options (which were issued to non-employee directors) were exercisable immediately upon the date of grant.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of the options issued under the 1997 Stock Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 5.82%; dividend yield ranging from 5.17% to 8%; volatility factor of the expected market price of the Company's common stock of 28.7%; and a weighted average expected life of the option of five years.

For purposes of the following pro forma disclosures for the year ended December 31, 1997, the estimated fair value of these options has been amortized to expense over the vesting periods (in thousands, except per share information):

     Pro forma net loss                       $  (3,096)
                                              ---------
                                              ---------

     Pro forma net loss per share             $   (0.38)
                                              ---------
                                              ---------

A summary of the Company's stock option activity under the 1997 Stock Option Plan, and related information for the year ended December 31, 1997 follows:


                                                                  WEIGHTED
                                                                  AVERAGE
                                                     STOCK        EXERCISE
                                                    OPTIONS       PRICE OF
                                                    GRANTED       OPTIONS
                                                 ---------------------------
     Outstanding-beginning of year                                         -
     Granted                                         701,000        $  20.80
     Exercised                                             -               -
     Forfeited                                             -               -
                                                 ---------------------------
     Outstanding-end of year                         701,000        $  20.80
                                                 ---------------------------
                                                 ---------------------------

     Exercisable at end of year                       30,000        $  20.00
                                                 ---------------------------
                                                 ---------------------------

     Weighted-average per share fair value
     of options granted during the year
     based upon the minimum value method                            $   2.93
                                                                 -----------
                                                                 -----------

              Alexandria Real Estate Equities, Inc. and Subsidiaries

8. STOCK OPTION PLANS AND STOCK GRANTS (CONTINUED)

1997 STOCK OPTION PLAN (CONTINUED)

Exercise prices for options outstanding as of December 31, 1997 range from $20.00 to $30.94. The weighted average contractual life of those options is
9.5 years.

PRIOR STOCK OPTION PLAN

Prior to the Offering, the Company had a ten-year incentive and nonqualified stock option plan (the "Prior Plan") for certain employees and non-employee directors of the Company.

Under the Prior Plan, holders of options to purchase common stock of Holdings granted under stock option plans of Holdings ("Holdings Stock Options") were eligible, under certain circumstances (including the Offering), to receive substitute stock options of the Company in substitution for previously granted Holdings Stock Options. As such, in connection with the Offering, officers, directors and certain employees of the Company received substitute stock options to purchase 57,000 shares of common stock of the Company under the Prior Plan. Such substitute stock options were exercised in connection with the Offering at a nominal exercise price. No further stock options were issued under the Prior Plan. In connection with the issuance of the substitute stock options, the Company recognized $1,187,000 of stock compensation expense.

The following table sets forth certain information regarding activity in Holdings Stock Options, including (i) the grant date of the Holdings Stock Options, (ii) the number of substitute stock options that were granted in connection with the Offering in substitution for the underlying Holdings Stock Options and (iii) the weighted average exercise price of substitute stock options for shares of the Company's common stock.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

8. STOCK OPTION PLANS AND STOCK GRANTS (CONTINUED)

PRIOR STOCK OPTION PLAN (CONTINUED)


                                                          For the Year Ended December 31,
                                  ----------------------------------------------------------------------------------
                                                  1997                                      1996
                                  ----------------------------------------  ----------------------------------------
                                                              Weighted-                                 Weighted-
                                   Grant Date  Substitute      Average      Grant Date   Substitute      Average
                                  of Holdings     Stock     Exercise price  of Holdings    Stock      Exercise price
                                     Stock       Options    of Substitute      Stock      Options     of Substitute
                                    Options    General (1)     Options        Options    General (1)     Options
                                  -----------  -----------  --------------  -----------  -----------  --------------
Outstanding - beginning of year                   37,749       $  0.54                     78,935        $  0.54
Granted                             1/28/97       19,251          0.54         7/1/96       1,756           0.54
Exercised                                        (57,000)        (0.54)                   (42,942)          0.54
Forfeited                                           -             -                           -              -
                                               -----------  --------------               -----------  --------------
Outstanding - end of year                           -             -                        37,749        $  0.54
                                               -----------  --------------               -----------  --------------
                                               -----------  --------------               -----------  --------------
Exercisable at end of year                          -             -                        13,606        $  0.54
                                               -----------  --------------               -----------  --------------
                                               -----------  --------------               -----------  --------------
Weighted-average fair value of
  options granted during the
  year based upon the minimum
  value method                                               $    0.93                                   $  0.03
                                                            --------------                            --------------
                                                            --------------                            --------------

                                       For the Year Ended December 31,
                                  ----------------------------------------
                                                   1995
                                  ----------------------------------------
                                                              Weighted-
                                   Grant Date   Substitute     Average
                                   of Holdings    Stock     Exercise price
                                      Stock      Options    of Substitute
                                     Options    General (1)     Options
                                  ------------  -----------  -------------
Outstanding - beginning of year                    51,727      $  0.54
Granted                             12/31/95       27,208         0.54
Exercised                                            -             -
Forfeited                                            -             -
                                                -----------  -------------
Outstanding - end of year                          78,935      $  0.54
                                                -----------  -------------
                                                -----------  -------------
Exercisable at end of year                         35,384      $  0.54
                                                -----------  -------------
                                                -----------  -------------
Weighted-average fair value of
  options granted during the
  year based upon the minimum
  value method                                                 $  0.04
                                                             -------------
                                                             -------------


(1)    The grant of substitute stock options was made in May 1997.



      No compensation expense was recorded with respect to Holdings Stock Options issued during the years ended December 31, 1996 and 1995 since they were issued with an exercise price equal to the then fair market value of the Holdings common stock.

      STOCK GRANTS

      In connection with the Offering, officers, directors and certain employees of the Company were granted on aggregate of 152,615 shares of common stock. As a result of the grants, the Company recorded stock compensation expense of $3,052,000.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

9. PURCHASE OF ACQUISITION LLC

During January 1997, the Company assigned its rights to purchase three Life Science Facilities to an entity owned by affiliates of PaineWebber Incorporated ("PaineWebber"), the lead managing underwriter of the Offering (the "Acquisition LLC"). In January 1997, the Acquisition LLC acquired the three Life Science Facilities for $51,871,000 from unaffiliated sellers. In connection with the Offering, the Company acquired 100% of the membership interests in the Acquisition LLC from the PaineWebber affiliates.

The Company's purchase price for the membership interests ($58,844,000) exceeded the cost incurred by the Acquisition LLC to acquire the properties ($51,871,000). The Company's acquisition of the membership interests in the Acquisition LLC has been recorded as a financing transaction, with the excess of the purchase price of such membership interests over the cost of the Acquisition LLC to acquire the properties ($6,973,000) being reflected as a financing cost in the accompanying consolidated statement of operations.

10. RELATED PARTY TRANSACTIONS

During 1997, 1996 and 1995, the Company incurred $3,358,000, $1,708,000 and
$369,000, respectively, for legal services provided by a firm of which a minority shareholder of Holdings is a member.

During 1996, Holdings advanced to the Company $2,483,000 bearing interest at a rate of 10% per annum which was due on demand. For the year ended December 31, 1996, $162,000 of interest was accrued and $42,000 was paid on this advance. During 1997 in connection with the Offering, the Company repaid this advance plus accrued interest.

              Alexandria Real Estate Equities, Inc. and Subsidiaries

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of consolidated financial information on a quarterly basis for 1997 and 1996:


                                                                   QUARTER
                                             ---------------------------------------------------
                                              FIRST         SECOND         THIRD         FOURTH
                                             ---------------------------------------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1997

Revenues                                     $ 7,161       $  7,743        $ 9,677      $  10,265
Net (loss) income                            $  (143)      $(10,989)       $ 4,126      $   4,209
Net (loss) income per pro forma share
  (restated for the first and second
  quarters)
    -basic                                   $ (0.04)      $  (1.80)       $  0.36      $    0.37
    -diluted                                 $ (0.04)      $  (1.80)       $  0.36      $    0.36

1996

Revenues                                     $ 2,610       $  3,163        $ 5,411      $   6,489
Net income                                   $   319       $    448        $   691      $     717
Net income per pro forma share
  (restated)                                 $  0.09       $   0.12        $  0.19      $    0.20



12. SUBSEQUENT EVENTS (UNAUDITED)

On various dates subsequent to December 31, 1997 (through March 27, 1998), the Company acquired 11 Life Science Facilities containing an aggregate of 927,000 rentable square feet for an aggregate purchase price of $109,875,000 and made a $6,000,000 loan secured by real estate related to one of these Life Science Facilities. Of these amounts, $103,000,000 was funded through draws on the Company's line of credit, $12,641,000 through the assumption of existing debt, and the remainder with working capital.

            Alexandria Real Estate Equities, Inc. and Subsidiaries

                                 Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated
                                 Depreciation

                               December 31, 1997
                    (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)


                                                                         COSTS
                                                   INITIAL COSTS      CAPITALIZED        TOTAL COSTS
                                             -----------------------  SUBSEQUENT TO ---------------------------------
                                    SQUARE             BUILDINGS AND  ACQUISITION            BUILDINGS AND
PROPERTY NAME                      FOOTAGE     LAND    IMPROVEMENTS   IMPROVEMENTS    LAND   IMPROVEMENTS    TOTAL
---------------------------------------------------------------------------------------------------------------------
10933 N. Torrey Pines              108,133   $ 3,903    $  5,960         $1,071     $ 3,903   $  7,031     $ 10,934
11099 N. Torrey Pines               86,962     2,663      10,649          1,620       2,663     12,269       14,932
3535 General Atomics Court          76,084     2,651      18,046            152       2,651     18,198       20,849
3565 General Atomics Court          43,600     1,227       9,554              -       1,227      9,554       10,781
11025 Roselle Street                18,532       463       1,840              8         463      1,848        2,311
Fred Hutchinson                    213,397     6,566      23,528          1,502       6,566     25,030       31,596
1311 Harbor Bay Parkway             30,000       775       1,917            134         775      2,051        2,826
1401 Harbor Bay Parkway             47,777     1,200       3,880             35       1,200      3,915        5,115
1431 Harbor Bay Parkway             70,000     1,800       9,731             87       1,800      9,818       11,618
1201 Harbor Bay Parkway             61,100     1,507       5,357            132       1,507      5,489        6,996
1413 Research Boulevard            105,000     2,317       9,611            322       2,317      9,933       12,250
300 Professional Drive              48,440       871       5,362             17         871      5,379        6,250
401 Professional Drive              62,739     1,129       6,940             20       1,129      6,960        8,089
25/35/45 West Watkins              138,938     3,281      14,416             50       3,281     14,466       17,747
1550 East Guide Drive               44,500       775       4,122            149         775      4,271        5,046
1330 Piccard Drive                 131,511     2,800      11,533            196       2,800     11,729       14,529
14225 Newbrook Drive               248,186     4,800      27,639            356       4,800     27,995       32,795
708 Quince Orchard                  49,225     1,267       3,031            487       1,267      3,518        4,785
940 Clopper Road                    44,464       900       2,732             87         900      2,819        3,719
1401 Research Boulevard             48,800     1,533       4,391            104       1,533      4,495        6,028
1500 East Gude Drive                45,989       690       3,609             55         690      3,664        4,354
3 & 3 1/2 Taft Court                24,460       367       1,949             37         367      1,986        2,353
John Hopkins Court                       -     2,798           -             73       2,798         73        2,871
                                 ----------------------------------------------------------------------------------
                                 1,747,837   $46,283    $185,797         $6,694     $46,283   $192,491     $238,774
                                 ----------------------------------------------------------------------------------
                                 ----------------------------------------------------------------------------------


                                    ACCUMULATED                        YEAR
PROPERTY NAME                      DEPRECIATION(1)   ENCUMBRANCES      BUILT
------------------------------------------------------------------------------
10933 N. Torrey Pines                  $  908          $     -         1971/1994
11099 N. Torrey Pines                   1,484                -         1986/1996
3535 General Atomics Court              1,910           11,868           1991
3565 General Atomics Court                969            6,182           1991
11025 Roselle Street                        2                -           1993
Fred Hutchinson                         1,031           21,267         1975/1997
1311 Harbor Bay Parkway                    55                -           1984
1401 Harbor Bay Parkway                   110                -         1986/1994
1431 Harbor Bay Parkway                   271            8,500         1985/1994
1201 Harbor Bay Parkway                    13                -           1983
1413 Research Boulevard                   371                -         1967/1996
300 Professional Drive                    182                -           1989
401 Professional Drive                    240                -           1987
25/35/45 West Watkins                     458                -         1989/1997
1550 East Guide Drive                      68                -           1981
1330 Piccard Drive                        179                -           1978
14225 Newbrook Drive                      431                -           1992
708 Quince Orchard                         34                -           1992
940 Clopper Road                           28                -           1989
1401 Research Boulevard                    42                -           1966
1500 East Gude Drive                       12                -           1981
3 & 3 1/2 Taft Court                        6                -           1981
John Hopkins Court                          -                -
                                       -----------------------
                                       $8,804          $47,817
                                       -----------------------
                                       -----------------------

(1) The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 years for land improvements, and the term of the respective lease for tenant improvement.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows:

                                                                RENTAL PROPERTIES
                                                                   DECEMBER 31,
                                                       ----------------------------------
                                                          1997        1996        1995
                                                       ----------  ----------  ----------
                                                                 (IN THOUSANDS)
 Balance at beginning of period                         $151,154    $ 56,254    $54,700
 Improvements                                              3,566       1,578      1,554
 Acquisition of land, building and improvements           84,054      93,322          -
                                                        --------    --------    -------
 Balance at end of period                               $238,774    $151,154    $56,254
                                                        --------    --------    -------
                                                        --------    --------    -------


                                                            ACCUMULATED DEPRECIATION
                                                                   DECEMBER 31,
                                                       ----------------------------------
                                                          1997        1996        1995
                                                       ----------  ----------  ----------
                                                                 (IN THOUSANDS)
 Balance at beginning of period                          $4,194      $1,901      $  333
 Depreciation expense                                     4,610       2,293       1,568
                                                         ------      ------      ------
 Balance at end of period                                $8,804      $4,194      $1,901
                                                         ------      ------      ------
                                                         ------      ------      ------