Form 10-Q
period 1998-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1998-05-15
CIK 1035443

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

                                    OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ___________

                      Commission file number 1-12993

                   ALEXANDRIA REAL ESTATE EQUITIES, INC.
          (Exact name of registrant as specified in its charter)


           Maryland                                            95-4502084
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


    135 North Los Robles Avenue, Suite 250, Pasadena, California 91101
                 (Address of principal executive offices)

                              (626) 578-0777
             (Registrant's telephone number, including area code)

                                   N/A
            ---------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

As of May 14, 1998, 11,404,631 shares of common stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of March 31, 1998 and December 31, 1997

          Condensed Consolidated Statements of Operations of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 1998 and 1997

          Condensed Consolidated Statement of Stockholders' Equity of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 1998

          Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements

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

          Alexandria Real Estate Equities, Inc. and Subsidiaries

                  Condensed Consolidated Balance Sheets
                              (Unaudited)
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         MARCH 31,    DECEMBER 31,
                                                           1998         1997
                                                         ---------    ------------
ASSETS
Rental properties, net                                    $341,953     $225,551
Land under development                                       6,957        4,419
Cash and cash equivalents                                    1,465        2,060
Tenant security deposits and other                           5,156        6,799
restricted cash
Secured note receivable                                      6,000           --
Tenant receivables and deferred rent                         4,189        3,630
Loan fees and costs (net of accumulated
 amortization of $240 and $175, respectively)                1,590        1,350
Other assets                                                 4,833        4,645
                                                          --------     --------
   Total assets                                           $372,143     $248,454
                                                          --------     --------
                                                          --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                     $ 60,204     $ 47,817
Unsecured line of credit                                   132,500       23,000
Accounts payable, accrued expenses and
 tenant security deposits                                    7,887        6,158
Dividends payable                                            4,562        4,562
                                                          --------     --------
   Total liabilities                                       205,153       81,537

Stockholders' equity:
 Common stock, $0.01 par value per share,
  100,000,000 shares authorized; 11,404,631
  shares issued and outstanding                                114          114
 Additional paid-in capital                                169,173      173,735
 Accumulated deficit                                        (2,297)      (6,932)
                                                          --------     --------
   Total stockholders' equity                              166,990      166,917

   Total liabilities and stockholders' equity             $372,143     $248,454
                                                          --------     --------
                                                          --------     --------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 1998          1997
                                                            -----------   -----------
Revenues:
 Rental                                                     $     9,140   $     5,175
 Tenant recoveries                                                2,363         1,897
 Other                                                              193            89
                                                            -----------   -----------

                                                                 11,696         7,161
Expenses:
 Rental operations                                                2,504         1,830
 General and administrative                                         751           583
 Stock compensation                                                  --           394
 Post retirement benefit                                             --           632
 Special bonus                                                       --           353
 Interest                                                         2,085         2,509
 Depreciation and amortization                                    1,721         1,003
                                                            -----------   -----------
                                                                  7,061         7,304
                                                            -----------   -----------
Net income (loss)                                           $     4,635   $      (143)
                                                            -----------   -----------
                                                            -----------   -----------

Net income allocated to preferred stockholders              $        --   $     1,577
                                                            -----------   -----------
                                                            -----------   -----------

Net income (loss) allocated to common stockholders          $     4,635   $    (1,720)
                                                            -----------   -----------
                                                            -----------   -----------
Net income (loss) per share of common stock
 (pro forma for 1997):
  -Basic                                                    $      0.41   $     (0.04)
                                                            -----------   -----------
  -Diluted                                                  $      0.40   $     (0.04)
                                                            -----------   -----------

Weighted Average shares of common stock outstanding
 (pro forma for 1997):
  -Basic                                                     11,404,631     3,642,131
                                                            -----------   -----------
  -Diluted                                                   11,652,772     3,642,131
                                                            -----------   -----------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                        Three months ended March 31, 1998
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                               NUMBER OF          ADDITIONAL
                                                COMMON    COMMON   PAID-IN     ACCUMULATED
                                                SHARES    STOCK    CAPITAL       DEFICIT      TOTAL
                                              ----------  ------  ----------   ------------  --------
Balance at December 31, 1997                  11,404,631   $114    $173,735      $(6,932)    $166,917
 Dividends declared on common stock                   --     --      (4,562)          --       (4,562)
 Net income                                           --     --          --        4,635        4,635
                                              ----------   ----    --------      -------     --------
Balance at March 31, 1998                     11,404,631   $114    $169,173      $(2,297)    $166,990
                                              ----------   ----    --------      -------     --------
                                              ----------   ----    --------      -------     --------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    1998           1997
                                                                ---------        -------
Net cash provided by operating activities                       $   8,682        $ 3,239

INVESTING ACTIVITIES
Purchase of rental properties                                    (117,517)            --
Additions to rental properties                                       (547)        (1,319)
Additions to land under development                                (2,538)            --
Issuance of note receivable                                        (6,000)            --
                                                                ---------        -------
Net cash used in investing activities                            (126,602)        (1,319)

FINANCING ACTIVITIES
Proceeds from secured notes payable                                12,641             --
Net borrowings on unsecured line of credit                        109,500          2,500
Principal reductions of secured notes payable                        (254)          (367)
Common dividends paid                                              (4,562)        (2,309)
Preferred dividends paid                                               --           (690)
                                                                ---------        -------
Net cash provided by (used in) financing activities               117,325           (866)

Net (decrease) increase in cash and cash equivalents                 (595)         1,054
Cash and cash equivalents at beginning of period                    2,060          1,696
                                                                ---------        -------
Cash and cash equivalents at end of period                      $   1,465        $ 2,750
                                                                ---------        -------
                                                                ---------        -------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Alexandria Real Estate Equities, Inc., a Maryland corporation (the "Company"), was formed in October 1994 to acquire, manage, and selectively develop properties for lease to the life science industry ("Life Science Facilities"). As of March 31, 1998 and December 31, 1997, the Company owned 34 and 22 Life Science Facilities, respectively.

The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which own, directly or indirectly, Life Science Facilities. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation.

2. RENTAL PROPERTIES

Rental properties consist of the following:


                                  MARCH 31,         DECEMBER 31,
                                    1998               1997
                                 -------------------------------
                                   (DOLLARS IN THOUSANDS)
Land                              $ 58,343           $ 41,970
Buildings and improvements         290,021            189,518
Tenant and other improvements        4,055              2,867
                                  --------           --------
                                   352,419            234,355
Less accumulated depreciation      (10,466)            (8,804)
                                  --------           --------
                                  $341,953           $225,551
                                  --------           --------
                                  --------           --------

During the three months ended March 31, 1998, the Company acquired 12 Life Science Facilities from various unrelated third parties for an aggregate purchase price of $114,400,000.

3. SECURED NOTE RECEIVABLE

In connection with the acquisition of a Life Science Facility in San Diego, California in March 1998, the Company made a $6,000,000 loan to the sole tenant of the property, fully secured by a first deed of trust on certain improvements at the property. The loan bears interest at a rate of 11% per year, payable monthly, and matures in March 2002. The loan is cross-defaulted to the lease with the sole tenant. Under certain circumstances, the Company may obtain title to the improvements that secure the loan, and, in such event, the Company may also require the sole tenant at the property to lease such improvements back from the Company for an additional rental amount.

4. UNSECURED LINE OF CREDIT

The Company has an unsecured line of credit providing for borrowings of up to $150,000,000. The portion of the line in excess of $100,000,000 may be activated in increments at the Company's discretion (upon the payment of an activation fee), provided no default exists under the line of credit facility. As of March 31, 1998, the Company had activated $35,000,000 of the portion of the line in excess of $100,000,000. Borrowings under the line of credit bear interest at a floating rate based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, the Company must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line of credit will increase. As of March 31, 1998, borrowings under the line of credit were limited to approximately $150,000,000, and $132,500,000 was outstanding (leaving $17,500,000 available) at a weighted average interest rate of 7.0%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for one-year periods upon notice by the Company and consent of the participating banks. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

5. SECURED NOTES PAYABLE

As of March 31, 1998, the Company had four notes payable to certain banks and an insurance company, secured by first deeds of trust on five Life Science Facilities. The notes bear interest at fixed rates ranging from 7.17% to 9.00% and are due at various dates through 2016.

6.  DIVIDEND

On March 4, 1998, the Company declared a cash dividend on its common stock of $4,562,000 ($ 0.40 per share) for the calendar quarter ended March 31, 1998. The dividend was paid on April 17, 1998.

7.  COMMITMENTS

The Company is committed to construct a building and certain improvements in San Diego, California at a cost of approximately $7.0 million under the terms of two build-to-suit leases. In addition, the Company is committed to construct a building and certain improvements in Gaithersburg, Maryland at a cost of between $9.3 million and $18.3 million (depending on the level of improvements to the facility elected by the tenant) under the terms of a build-to-suit lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

8. NET INCOME (Loss) PER SHARE

The following table sets forth the computation of net income (loss) per pro forma share of common stock outstanding.

                                                                  THREE MONTHS ENDED MARCH 31
                                                                       1998         1997
                                                                  ---------------------------
                                                                    (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)

Net income (loss)                                                  $     4,635   $      (143)
                                                                   -----------   -----------
                                                                   -----------   -----------

Shares of common stock (pro forma for 1997) - basic                 11,404,631     3,642,131
                                                                   -----------   -----------
                                                                   -----------   -----------

Add: dilutive effect of stock options                                  248,141            --
                                                                   -----------   -----------

Shares of common stock - diluted                                    11,652,772     3,642,131
                                                                   -----------   -----------
                                                                   -----------   -----------

Net income (loss) per share                                        $      0.41   $     (0.04)
                                                                   -----------   -----------
                                                                   -----------   -----------

Net income (loss) per share - diluted                              $      0.40   $     (0.04)
                                                                   -----------   -----------
                                                                   -----------   -----------

Historical per share data has not been presented for the three months ended March 31, 1997 because it is not meaningful due to the various changes in the Company's capital structure in connection with the Company's initial public offering on June 2, 1997 (the "Offering").

Pro forma shares of common stock outstanding for the three months ended March 31, 1997 include all shares of common stock outstanding after giving effect to a 1,765.923 to 1 stock split, the issuance of certain stock grants, the issuance and exercise of substitute stock options and conversions of preferred stock, each of which occurred in connection with the Offering. In addition, shares issued to the public in connection with the Offering have been weighted for the period of time they were outstanding.

9.  SUBSEQUENT EVENT

In May 1998, the Company obtained a loan for $36,500,000 secured by first deeds of trust on two of its Life Science Facilities. The loan bears interest at a rate of 7.22% per annum, payable in monthly installments based on a 30-year amortization schedule. The loan has an Anticipated Repayment Date, as defined, of May 2008. Proceeds from the loan will be used to pay down outstanding balances on the Company's unsecured line of credit.

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

The Company's primary source of income is rental revenue (including tenant recoveries) from its properties (the "Properties"). The Company has acquired its current portfolio since the beginning of 1994, with four of the Properties acquired in calendar year 1994, eight acquired in 1996, three acquired in 1997 in connection with the Offering, seven acquired in 1997 after the Offering (together, the "1997 Acquired Properties") and twelve acquired in 1998 (the "1998 Acquired Properties"). As a result of the Company's acquisition activities in 1997 and 1998, the financial data shows significant increases in total revenue and expenses for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 ("FIRST QUARTER 1998") TO THREE MONTHS ENDED MARCH 31, 1997 ("FIRST QUARTER 1997")

Rental revenue increased by $3.9 million, or 77%, to $9.1 million for First Quarter 1998 compared to $5.2 million for First Quarter 1997. The increase resulted primarily from rental revenue from the 1997 Acquired Properties purchased after March 31, 1997 and from the 1998 Acquired Properties, which together added $3.7 million of rental revenue in First Quarter 1998. In addition, the Company received a rental termination payment of $122,000 in March 1998 associated with the termination of a lease at one of the Properties. Rental revenue from the Properties owned since January 1, 1997 (the "First Quarter Same Properties") increased by $87,000, or 2%, generally due to increases in rental rates.

Tenant recoveries and other income increased by $570,000, or 29%, to $2.6 million for First Quarter 1998 compared to $2.0 million for First Quarter 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after March 31, 1997 and the 1998 Acquired Properties, which together added $476,000 of tenant recoveries. Tenant recoveries from the First Quarter Same Properties were virtually unchanged in First Quarter 1998 compared to First Quarter 1997. Other income increased by $104,000, or 116%, for First Quarter 1998 compared to First Quarter 1997, largely resulting from interest income from increased amounts in capital improvement reserve accounts.

Rental operating expenses increased by $674,000, or 37%, to $2.5 million for First Quarter 1998 compared to $1.8 million for First Quarter 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after March 31, 1997 and the 1998 Acquired Properties, which together added $615,000 of rental operating expenses. Operating expenses for the First Quarter Same Properties were virtually unchanged in First Quarter 1998 compared to First Quarter 1997.

General and administrative expenses increased by $168,000, or 29%, to $751,000 for First Quarter 1998 compared to $583,000 for First Quarter 1997, due to the Company's larger scope of operations and increased costs incurred as a result of being a public company in 1998.

The special bonus of $353,000 for First Quarter 1997 was awarded to an officer of the Company in connection with the Offering and accrued for the period. Post retirement benefit expense of $632,000 for First Quarter 1997 reflects an adjustment for the non-cash accrual associated with a one-time post retirement benefit for an officer of the Company. Stock compensation expense of $394,000 was recorded for First Quarter 1997 for the non-recurring, non-cash expense related to the issuance of stock grants and options to officers, directors and certain employees of the Company principally in connection with the Offering.

Interest expense decreased by $424,000, or 17%, to $2.1 million for First Quarter 1998 compared to $2.5 million for First Quarter 1997. The decrease resulted primarily from lower interest expense in First Quarter 1998 due to indebtedness paid off in June 1997 with proceeds from the Offering.

Depreciation and amortization increased by $718,000, or 72%, to $1.7 million for First Quarter 1998 compared to $1.0 million for First Quarter 1997. The increase resulted primarily from depreciation associated with the 1997 Acquired Properties purchased after March 31, 1997, and the addition of the 1998 Acquired Properties.

As a result of the foregoing, there was net income of $4.6 million for First Quarter 1998 compared to a net loss of $143,000 for First Quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

SECURED DEBT

As of March 31, 1998, the Company's secured debt is as follows:

                                                  PRINCIPAL
                                                  BALANCE AT      INTEREST     MATURITY
                  COLLATERAL                    MARCH 31, 1998       RATE        DATE
    ---------------------------------------------------------------------------------------
    3535/3565 General Atomics Court,
     San Diego, CA                               $17,936,000         9.00%    December 2014
    1431 Harbor Bay Parkway, Alameda, CA           8,500,000         7.17%    January 2014
    1102/1124 Columbia Street
     Seattle, WA                                  21,136,000         7.75%    May 2016
    100/800/801 Capitola Drive,
     Durham, NC                                   12,632,000         8.68%    December 2006
                                                ------------
                                                 $60,204,000
                                                ------------
                                                ------------

UNSECURED LINE OF CREDIT

The Company has an unsecured line of credit providing for borrowings of up to $150 million. The portion of the line in excess of $100 million may be activated in increments at the Company's discretion (upon payment of an activation fee), provided no default exists under the line of credit facility. As of March 31, 1998, the Company had activated $35 million of the portion of the line in excess of $100 million. Borrowings under the line of credit bear interest at a floating rate based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance the Company must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio (all as defined). In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line will increase. As of March 31, 1998, borrowings under the line of credit were limited to approximately $150 million. The line of credit is used primarily to finance acquisitions and capital improvements. As of March 31, 1998 and December 31, 1997, $132.5 million and $23 million, respectively, was outstanding under the line of credit.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the Company and consent of the participating banks. In addition, at the Company's election, the line of credit may be converted at any time to a term loan with principal installments over two years from the date of such conversion.

RESTRICTED CASH

As of March 31, 1998, approximately $3.2 million has been set aside in a restricted cash account to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements to the property) at 1102/1124 Columbia Street pursuant to an agreement between the Company and a tenant. The Company also holds approximately $842,000 in security deposit reserve accounts based on the terms of certain lease agreements.

LIQUIDITY REQUIREMENTS

Although cash from operations required to fund interest expense has decreased substantially as a result of the Company's reduction in overall debt following the Offering, such reduction has been offset by an increased requirement to use cash from operations to meet distribution requirements to maintain the Company's status as a real estate investment trust ("REIT"). The Company expects to make distributions from cash available for distribution, which is anticipated to exceed cash historically available for distribution as a result of the reduction in debt described above, as well as the addition of the 1997 and 1998 Acquired Properties. Cash that accumulates on a short-term basis will be used to reduce outstanding balances under the Company's unsecured line of credit or will be invested by the Company primarily in interest-bearing accounts and other short-term, interest-bearing securities that are consistent with the Company's qualification for taxation as a REIT. The Company also believes that net cash provided by operations will be sufficient to fund its recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

The Company expects to meet certain long-term liquidity requirements, such as property acquisitions, property development activities, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness, including borrowings under the unsecured line of credit, and the issuance of additional debt and/or equity securities.

The Company is committed to construct a building and certain improvements in San Diego, California at a cost of approximately $7.0 million under the terms of two build-to-suit leases. In addition, the Company is committed to construct a building and certain improvements in Gaithersburg, Maryland at a cost of between $9.3 million and $18.3 million (depending on the level of improvements elected by the tenant) under the terms of a build-to-suit lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

In May 1998, the Company obtained a loan for $36,500,000, secured by first deeds of trust on two of its life science facilities. The loan bears interest at a rate of 7.22% per annum, payable in monthly installments based on a 30-year amortization schedule. The loan is due in May 2008. Proceeds from the loan will be used to pay down outstanding balances on the Company's unsecured line of credit.

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

HISTORICAL CASH FLOWS

Net cash provided by operating activities for First Quarter 1998 increased by $5.5 million to $8.7 million compared to net cash provided by operating activities of $3.2 million for First Quarter 1997. The increase resulted primarily from operating cash flows from the 1997 Acquired Properties purchased after March 31, 1997 and the 1998 Acquired Properties and a reduction of interest expense.

Net cash used in investing activities increased by $125.3 million to $126.6 million for First Quarter 1998 compared to net cash used in investing activities of $1.3 million for First Quarter 1997. The increase resulted primarily from the costs associated with the acquisition of the 1998 Acquired Properties.

Cash provided by financing activities increased by $118.2 million to $117.3 million for First Quarter 1998 compared to net cash used in financing activities of $866,000 for First Quarter 1997. The increase resulted primarily from $12.6 million in proceeds from secured debt and $109.5 million in net borrowings under the unsecured line of credit, offset by payment of $4.6 million of common stock dividends.

INFLATION

More than 75% of the Company's leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, a majority of the Company's leases
(on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI or other index. Accordingly, the Company does not believe that its earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the Company's variable rate borrowing cost, including borrowings under the unsecured line of credit.

FUNDS FROM OPERATIONS

Management believes that funds from operations (FFO) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, to make capital expenditures and to make distributions. The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring, sales of property and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following tables present the Company's FFO for the three months ended March 31, 1998 and 1997 on a historical basis:

                                 (UNAUDITED)             (UNAUDITED)
                             THREE MONTHS ENDED      THREE MONTHS ENDED
                               MARCH 31, 1998          MARCH 31, 1997
                             ------------------      -------------------
                                           (In thousands)

Net income (loss)                  $4,635                   $(143)
Add:
Special bonus                           -                      353
Stock compensation                      -                      394
Post-retirement benefit                 -                      632
Depreciation and amortization       1,721                    1,003
                                   ------                   ------
FFO                                $6,356                   $2,239
                                   ------                   ------
                                   ------                   ------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the three months ended March 31,1998, no legal proceedings were initiated against or on behalf of the Company, the adverse determination of which would have a material adverse effect upon the financial condition and results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K.

On January 29, 1998, the Company filed Amendment No. 1 to its Current Report on Form 8-K, dated November 14, 1997 and filed with the Securities and Exchange Commission on December 1, 1997, pertaining to the acquisition of four Life Science Facilities, to include the previously omitted financial statements and pro forma financial information required by Item 7 of Form 8-K.

On April 9, 1998, the Company filed a Current Report on Form 8-K, dated March 26, 1998, to report the acquisition of one Life Science Facility and certain vacant land in San Diego, California.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1998.


                                     ALEXANDRIA REAL ESTATE EQUITIES, INC.



                                     /s/  JOEL S. MARCUS
                                     --------------------------------------
                                     Joel S. Marcus
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ PETER J. NELSON
                                     --------------------------------------
                                     Peter J. Nelson
                                     Chief Financial Officer, Treasurer
                                     and Secretary
                                     (Principal Financial and
                                     Accounting Officer)