Form 10-Q
period 1998-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1998-08-14
CIK 1035443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

     /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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

                                      N/A
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    /X/      No    / /

As of August 13, 1998, 12,564,631 shares of common stock, par value $.01 per share, were outstanding.

                               TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of June 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of Operations of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997

          Condensed Consolidated Statement of Stockholders' Equity of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 1998

          Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements

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

            Alexandria Real Estate Equities, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                       -----------  ------------
ASSETS
Rental properties, net                                   $376,195       $225,551
Land under development                                     14,281          4,419
Cash and cash equivalents                                   2,010          2,060
Tenant security deposits and other restricted cash          7,831          6,799
Secured note receivable                                     6,000              -
Tenant receivables and deferred rent                        5,751          3,630
Other assets                                                8,829          5,995
                                                         --------       --------
    Total assets                                         $420,897       $248,454
                                                         --------       --------
                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                    $ 96,409       $ 47,817
Unsecured line of credit                                  110,200         23,000
Accounts payable, accrued expenses and tenant
 security deposits                                          9,360          6,158
Dividends payable                                           5,022          4,562
                                                         --------       --------
    Total liabilities                                     220,991         81,537

Stockholders' equity:
 Common stock, $0.01 par value per share,
  100,000,000 shares authorized; 12,554,631 and
  11,404,631 shares issued and outstanding at
  June 30, 1998 and December 31, 1997,
  respectively                                                126            114
 Additional paid-in capital                               199,780        173,735
 Retained earnings (accumulated deficit)                        -         (6,932)
                                                         --------       --------
    Total stockholders' equity                            199,906        166,917

    Total liabilities and stockholders' equity           $420,897       $248,454
                                                         --------       --------
                                                         --------       --------

SEE ACCOMPANYING NOTES.

            Alexandria Real Estate Equities, Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                        1998           1997          1998           1997
                                                    -----------     ---------    -----------     ----------
Revenues:
 Rental                                             $    11,903     $   5,725    $    21,043     $   10,900
 Tenant recoveries                                        2,949         1,806          5,312          3,703
 Interest and other income                                  308           212            501            301
                                                    -----------     ---------    -----------     ----------
                                                         15,160         7,743         26,856         14,904
Expenses:
 Rental operations                                        3,620         2,003          6,124          3,833
 General and administrative                                 882           593          1,633          1,176
 Stock compensation                                           -         3,768              -          4,162
 Post retirement benefit                                      -             -              -            632
 Special bonus                                                -             -              -            353
 Interest                                                 3,478         2,066          5,563          4,575
 Acquisition LLC financing costs                              -         6,973              -          6,973
 Write-off of unamortized loan costs                          -         2,146              -          2,146
 Depreciation and amortization                            2,456         1,106          4,177          2,109
                                                    -----------     ---------    -----------     ----------
                                                         10,436        18,655         17,497         25,959
                                                    -----------     ---------    -----------     ----------
Net income (loss)                                   $     4,724    $  (10,912)   $     9,359     $  (11,055)
                                                    -----------     ---------    -----------     ----------
                                                    -----------     ---------    -----------     ----------

Net income allocated to preferred stockholders      $         -         1,459    $         -     $    3,036
                                                    -----------     ---------    -----------     ----------
                                                    -----------     ---------    -----------     ----------

Net income (loss) allocated to common stockholders  $     4,724    $  (12,371)   $     9,359     $  (14,091)
                                                    -----------     ---------    -----------     ----------
                                                    -----------     ---------    -----------     ----------
Net income (loss) per share of common stock
 (pro forma for 1997):
     -Basic                                         $      0.40    $    (1.79)   $      0.81     $    (2.27)
                                                    -----------     ---------    -----------     ----------
                                                    -----------     ---------    -----------     ----------
     -Diluted                                       $      0.39    $    (1.79)   $      0.79     $    (2.27)
                                                    -----------     ---------    -----------     ----------
                                                    -----------     ---------    -----------     ----------
Weighted average shares of common stock outstanding
 (pro forma for 1997):
     -Basic                                          11,821,664     6,098,381     11,614,300      4,870,256
                                                    -----------     ---------    -----------     ----------
                                                    -----------     ---------    -----------     ----------
     -Diluted                                        12,053,983     6,098,381     11,854,843      4,870,256
                                                    -----------     ---------    -----------     ----------
                                                    -----------     ---------    -----------     ----------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                         Six months ended June 30, 1998
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                         RETAINED
                                                 NUMBER OF                 ADDITIONAL    EARNINGS
                                                  COMMON         COMMON      PAID-IN   (ACCUMULATED
                                                  SHARES         STOCK       CAPITAL      DEFICIT)        TOTAL
                                               ------------      -------    ----------  -------------   ----------
Balance at December 31, 1997                    11,404,631         $114      $173,735     $(6,932)       $166,917
 Issuance of common stock                        1,150,000           12        33,202           -          33,214
 Dividends declared on common stock                      -            -        (7,157)     (2,427)         (9,584)
 Net income                                              -            -             -       9,359           9,359
                                                ----------         ----      --------     -------        ---------
Balance at June 30, 1998                        12,554,631         $126      $199,780     $     -        $199,906
                                                ----------         ----      --------     -------        ---------
                                                ----------         ----      --------     -------        ---------



SEE ACCOMPANYING NOTES.

            Alexandria Real Estate Equities, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (DOLLARS IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1998           1997
                                                        ---------       --------
Net cash provided by (used in) operating activities     $  10,580       $   (662)

INVESTING ACTIVITIES
Purchase of rental properties                            (145,345)       (52,102)
Additions to rental properties                             (9,305)        (1,720)
Additions to land under development                        (9,862)             -
Note receivable                                            (6,000)             -
                                                        ---------       --------
Net cash used in investing activities                    (170,512)       (53,822)

FINANCING ACTIVITIES
Proceeds from secured notes payable                        49,132         15,360
Net borrowings on unsecured line of credit                 87,200          2,500
Proceeds from issuance of common stock                     33,214        139,185
Redemption of Series T preferred stock                          -             (1)
Decrease in due to Health Science Properties Holding
  Corporation                                                   -         (2,525)
Principal reductions of secured notes payable                (540)       (73,391)
Common dividends paid                                      (9,124)        (2,785)
Preferred dividends paid                                        -         (1,126)
                                                        ---------       --------
Net cash provided by financing activities                 159,882         74,717

Net (decrease) increase in cash and cash equivalents          (50)        20,233
Cash and cash equivalents at beginning of period            2,060          1,696
                                                        ---------       --------
Cash and cash equivalents at end of period              $   2,010       $ 21,929
                                                        ---------       --------
                                                        ---------       --------

SEE ACCOMPANYING NOTES.

            Alexandria Real Estate Equities, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Alexandria Real Estate Equities, Inc., a Maryland corporation (the "Company"), was formed in October 1994 to acquire, manage, and selectively develop properties for lease principally to the life science industry ("Life Science Facilities"). As of June 30, 1998 and December 31, 1997, the Company owned 41 and 22 Life Science Facilities, respectively.

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

2. RENTAL PROPERTIES

Rental properties consist of the following:

                                               JUNE 30,       DECEMBER 31,
                                                 1998             1997
                                              ----------      ------------
                                                 (DOLLARS IN THOUSANDS)
Land                                           $   60,854      $ 41,970
Buildings and improvements                        315,833       189,518
Tenant and other improvements                      12,318         2,867
                                               ----------      --------
                                                  389,005       234,355
Less accumulated depreciation                     (12,810)       (8,804)
                                               ----------      --------
                                               $  376,195      $225,551
                                               ----------      --------
                                               ----------      --------

During the six months ended June 30, 1998, the Company acquired 19 Life Science Facilities from various unrelated third parties for an aggregate purchase price (including closing and transaction costs) of $145,345,000.

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

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line of credit will increase. As of June 30, 1998, borrowings under the line of credit were limited to approximately $150,000,000, and $110,200,000 was outstanding (leaving $39,800,000 available) at a weighted average interest rate of 7.16%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for one-year periods upon notice by the Company and consent of the participating banks.


In August 1998, the Company amended its unsecured line of credit to provide for borrowings of up to $250 million. As under the original line, borrowings under the line of credit, as amended, bear interest at a floating rate based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. However, under the line, as amended, the LIBOR based rate has been reduced, resulting in a rate of 6.91% as of August 5, 1998. Financial covenants for the line of credit, as amended, are substantially similar to those under the original line. The line, as amended, expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the Company and consent of the participating banks.

5. SECURED NOTES PAYABLE

As of June 30, 1998, the Company had five notes payable to certain banks and an insurance company, secured by first deeds of trust on eight Life Science Facilities. The notes bear interest at fixed rates ranging from 7.17% to 9.00% and are due at various dates through 2016.

6.  STOCKHOLDERS EQUITY

On May 29, 1998, the Company sold 1,150,000 shares of common stock to PaineWebber Incorporated for inclusion in the PaineWebber Equity Trust REIT Series I, a unit investment trust. The shares were issued at a price of $30.5625 per share (before discounts and commissions). The aggregate proceeds to the Company, net of offering costs of $1.9 million, were approximately $33.2 million.

On June 1, 1998, the Company declared a cash dividend on its common stock of $5,022,000 ($ 0.40 per share) for the calendar quarter ended June 30, 1998. The dividend was paid on July 17, 1998.

7.  COMMITMENTS

The Company is committed to complete the construction of a building and certain improvements thereto in San Diego, California at a remaining cost of approximately $4.8 million under the terms of two leases. In addition, the Company is committed to complete the construction of a building and certain improvements thereto in Gaithersburg, Maryland at a remaining cost of between $9.1 million and $18.1 million (depending on the level of improvements to the facility elected by the tenant) under the terms of a lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

The Company is also committed under the terms of various leases to construct improvements for certain tenants totaling approximately $11.9 million. Of this amount, approximately $5.3 million has been set aside in restricted cash accounts to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements to the property) at 1102/1124 Columbia Street and 3000/3018 Western Avenue.

8. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per pro forma share of common stock outstanding.


                                                    THREE MONTHS ENDED JUNE 30,
                                                          1998           1997
                                          ------------------------------------------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)                                     $     4,724    $  (10,912)
                                                      -----------    ----------
                                                      -----------    ----------
Weighted average shares of common stock
 (pro forma for 1997) - basic                          11,821,664     6,098,381

Add:  dilutive effect of stock options                    232,319             -
                                                      -----------    ----------
Weighted average shares of common stock
 (pro forma for 1997) - diluted                        12,053,983     6,098,381
                                                      -----------    ----------
                                                      -----------    ----------

Net income (loss) per share - basic                   $      0.40    $    (1.79)
                                                      -----------    ----------
                                                      -----------    ----------

Net income (loss) per share - diluted                 $      0.39    $    (1.79)
                                                      -----------    ----------
                                                      -----------    ----------

                                                     SIX  MONTHS ENDED JUNE 30,
                                                          1998           1997
                                          ------------------------------------------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss)                                     $     9,359     $  (11,055)
                                                      -----------     ----------
                                                      -----------     ----------
Weighted average shares of common stock
 (pro forma for 1997) - basic                          11,614,300      4,870,256

Add:  dilutive effect of stock options                    240,543              -
                                                      -----------     ----------
Weighted average shares of common stock
 (pro forma for 1997) - diluted                        11,854,843      4,870,256
                                                      -----------     ----------
                                                      -----------     ----------

Net income (loss) per share - basic                   $      0.81     $    (2.27)
                                                      -----------     ----------
                                                      -----------     ----------

Net income (loss) per share - diluted                 $      0.79     $    (2.27)
                                                      -----------     ----------
                                                      -----------     ----------

Historical per share data has not been presented for the three or six months ended June 30, 1997 because it is not meaningful due to the various changes in the Company's capital structure in connection with the Company's initial public offering on June 2, 1997 (the "Offering").

Pro forma shares of common stock outstanding for the three and six months ended June 30, 1997 include all shares of common stock outstanding after giving effect to a 1,765.923 to 1 stock split, the issuance of certain stock grants, the issuance and exercise of substitute stock options and conversions of preferred stock, each of which occurred in connection with the Offering. In addition, shares issued to the public in connection with the Offering have been weighted for the period of time they were outstanding.

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

The Company's primary source of income is rental revenue (including tenant recoveries) from its properties (the "Properties"). The Company has acquired its current portfolio since the beginning of 1994, with four of the Properties acquired in calendar year 1994, eight acquired in 1996, three acquired in 1997 in connection with the Offering, seven acquired in 1997 after the Offering (together, the "1997 Acquired Properties") and 19 acquired in 1998 (the "1998 Acquired Properties"). As a result of the Company's acquisition activities in 1997 and 1998, the financial data shows significant increases in total revenue and expenses for the 1998 periods compared to the 1997 periods.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 ("SECOND QUARTER 1998") TO THREE MONTHS ENDED JUNE 30, 1997 ("SECOND QUARTER 1997")

Rental revenue increased by $6.2 million, or 109%, to $11.9 million for Second Quarter 1998 compared to $5.7 million for Second Quarter 1997. The increase resulted primarily from rental revenue from the 1997 Acquired Properties purchased after April 1, 1997 and from the 1998 Acquired Properties, which together added an additional $6.2 million of rental revenue. Of this amount, $155,000 represents the receipt of a rental termination payment associated with a lease at one of the Properties. Rental revenue from the Properties acquired before April 1, 1997 (the "Second Quarter Same Properties") increased by $28,000, or 1%, generally due to increases in rental rates. Results for the Second Quarter Same Properties for Second Quarter 1998 were impacted by the vacancy of approximately 68,000 square feet at 1102/1124 Columbia Street beginning May 31, 1998. The Company is currently negotiating with tenants for substantially all of this vacant space. Rental revenue for the Second Quarter Same Properties (excluding 1102/1124 Columbia Street) increased by $85,000, or 2%.

Tenant recoveries increased by $1.1 million, or 61%, to $2.9 million for Second Quarter 1998 compared to $1.8 million for Second Quarter 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after April 1, 1997 and the 1998 Acquired Properties, which together added an additional $1.0 million of tenant recoveries. Tenant recoveries from the Second Quarter Same Properties increased by $107,000, or 6%, primarily due to an increase in rental operating expenses, improved identification and recovery of costs at certain properties, and adjustments to tenant recoveries relating to operating expenses for prior periods. Tenant recoveries for the Second Quarter Same Properties (excluding 1102/1124 Columbia Street) increased by $287,000, or 24%.

Interest and other income increased by $96,000, or 45%, to $308,000 for Second Quarter 1998 compared to $212,000 for Second Quarter 1997, resulting primarily from interest income from the secured note receivable.

Rental operating expenses increased by $1.6 million, or 80%, to $3.6 million for Second Quarter 1998 compared to $2.0 million for Second Quarter 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after April 1, 1997 and the 1998 Acquired Properties, which together added an additional $1.6 million of rental operating expenses. Operating expenses for the Second Quarter Same Properties increased by approximately $55,000, or 3%, primarily due to an increase in utility expenses (due to greater usage) that are passed through to the tenants. Rental operating expenses for the Second Quarter Same Properties (excluding 1102/1124 Columbia Street) increased by $37,000, or 3%.

General and administrative expenses increased by $289,000, or 49%, to $882,000 for Second Quarter 1998 compared to $593,000 for Second Quarter 1997, due to the Company's larger scope of operations and increased costs incurred as a result of being a public company in 1998.

Stock compensation expense of $3.8 million was recorded for Second Quarter 1997 for the non-recurring, non-cash expense related to the issuance of stock grants and options to officers, directors and certain employees of the Company, principally in connection with the Offering.

Interest expense increased by $1.4 million, or 67%, to $3.5 million for Second Quarter 1998 compared to $2.1 million for Second Quarter 1997. The increase resulted primarily from the indebtedness incurred to acquire the 1997 Acquired Properties purchased after April 1, 1997 and the 1998 Acquired Properties, offset by the decrease in interest expense due to the indebtedness related to the Second Quarter Same Properties paid off in June 1997 with proceeds from the Offering.

Acquisition LLC financing costs of $6,973,000 were expensed in Second Quarter 1997, representing the portion of the purchase price of ARE Acquisitions, LLC (the "Acquisition LLC") in excess of the cost incurred by it to acquire its three Life Science Facilities.

Write-off of unamortized loan costs in Second Quarter 1997 represents the write-off of loan costs associated with $72,698,000 of secured notes repaid with proceeds of the Offering.

Depreciation and amortization increased by $1.4 million, or 127%, to $2.5 million for Second Quarter 1998 compared to $1.1 million for Second Quarter 1997. The increase resulted primarily from depreciation associated with the 1997 Acquired Properties purchased after April 1, 1997, and the addition of the 1998 Acquired Properties.

As a result of the foregoing, there was net income of $4.7 million for Second Quarter 1998 compared to a net loss of $10.9 million for Second Quarter 1997.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 ("SIX MONTHS 1998") TO SIX MONTHS ENDED JUNE 30, 1997 ("SIX MONTHS 1997")

Rental revenue increased by $10.1 million, or 93%, to $21.0 million for Six Months 1998 compared to $10.9 million for Six Months 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after January 1, 1997 and the 1998 Acquired Properties, which together added an additional $10.0 million of rental revenue. Of this amount, $277,000 represents the receipt of rental termination payments associated with leases at two of the Properties. Rental revenue from the Properties acquired before January 1, 1997 (the "Same Properties") increased by $115,000, or 1%, generally due to increases in rental rates. Results for the Same Properties for Six Months 1998 were impacted by the vacancy of approximately 68,000 square feet at 1102/1124 Columbia Street beginning May 31, 1998. The Company is currently negotiating with tenants for substantially all of this vacant space. Rental revenue for the Same Properties (excluding 1102/1124 Columbia Street) increased by $165,000, or 2%.

Tenant recoveries increased by $1.6 million, or 43%, to $5.3 million for Six Months 1998 compared to $3.7 for Six Months 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after January 1, 1997 and the 1998 Acquired Properties, which together added an additional $1.5 million of tenant recoveries. Tenant recoveries for the Same Properties increased by $96,000, or 2.6%, generally due to an increase in rental operating expenses, improved identification and recovery of costs at certain properties, and adjustments to tenant recoveries relating to operating expenses for prior periods. Tenant recoveries for the Same Properties (excluding 1102/1124 Columbia Street) increased by $292,000, or 11%.

Interest and other income increased by $200,000, or 66%, to $501,000 for Six Months 1998 compared to $301,000 for Six Months 1997, resulting primarily from interest income from the secured note receivable.

Rental operating expenses increased by $2.3 million, or 61%, to $6.1 million for Six Months 1998 compared to $3.8 million for Six Months 1997. The increases resulted primarily from the 1997 Acquired Properties purchased after January 1, 1997 and the 1998 Acquired Properties, which together added an additional $2.2 million of rental operating expenses. Operating expenses for the Same Properties increased by $97,000, or 2.6%, primarily due to an increase in utility expenses (due to greater usage) that are passed through to the tenants. Rental operating expenses for the Same Properties (excluding 1102/1124 Columbia Street) increased by $141,000, or 5%.

General and administrative expenses increased by $457,000, or 39%, to $1.6 million for Six Months 1998 compared to $1.2 million for Six Months 1997 due to the Company's larger scope of operations and increased costs incurred as a result of being a public company in 1998.

The special bonus of $353,000 in Six Months 1997 was awarded to an officer of the Company in connection with the Offering and accrued for the period ended March 31, 1997. Post-retirement benefit expense of $632,000 in Six Months 1997 reflects an adjustment for the non-cash accrual associated with a one-time post retirement benefit for an officer of the Company. Stock compensation expense of $4.2 million was recorded in Six Months 1997 for the non-recurring, non-cash expense related to the issuance of stock grants and options to officers, directors and certain employees of the Company, principally in connection with the Offering.

Interest expense increased by $1.0 million, or 22%, to $5.6 million for Six Months 1998 compared to $4.6 million for Six Months 1997. The increase resulted primarily from indebtedness incurred to acquire the 1997 Acquired Properties purchased after January 1, 1997 and the 1998 Acquired Properties.

Acquisition LLC financing costs of $6,973,000 were expensed in Six Months 1997, representing the portion of the purchase price of the Acquisition LLC in excess of the cost incurred by it to acquire its three Life Science Facilities.

Write-off of unamortized loan costs in Six Months 1997 represents the write-off of loan costs associated with $72,698,000 of secured notes repaid with proceeds of the Offering.

Depreciation and amortization increased by $2.1 million, or 100%, to $4.2 million for Six Months 1998 compared to $2.1 million for Six Months 1997. The increase resulted primarily from depreciation associated with the 1997 Acquired Properties purchased after January 1, 1997 and the 1998 Acquired Properties.

As a result of the foregoing, there was net income of $9.4 million for Six Months 1998 compared to a net loss of $11.1 million for Six Months 1997.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities for Six Months 1998 increased by $11.2 million to $10.6 million compared to net cash used in operating activities of $662,000 for Six Months 1997. The increase resulted primarily from operating cash flows from the 1997 Acquired Properties purchased after January 1, 1997 and the 1998 Acquired Properties.

Net cash used in investing activities increased by $116.7 million to $170.5 million for Six Months 1998 compared to net cash used in investing activities of $53.8 million for Six Months 1997. The increase resulted primarily from the costs associated with the acquisition of the 1998 Acquired Properties.

Net cash provided by financing activities increased by $85.2 million to $159.9 million for Six Months 1998 compared to net cash provided by financing activities of $74.7 million for Six Months 1997. The increase resulted primarily from $49.1 million in proceeds from secured debt, $87.2 million in net borrowings under the unsecured line of credit and $33.2 million in net proceeds from the issuance of common stock, partially offset by payments of $9.1 million in dividends payable on common stock.

CAPITAL COMMITMENTS

The Company is committed to complete the construction of a building and certain improvements thereto in San Diego, California at a remaining cost of approximately $4.8 million under the terms of two leases. In addition, the Company is committed to complete the construction of a building and certain improvements thereto in Gaithersburg, Maryland at a remaining cost of between $9.1 million and $18.1 million (depending on the level of improvements to the facility elected by the tenant) under the terms of a lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

The Company is also committed under terms of various leases to construct improvements for tenants totaling approximately $11.9 million. Of this amount, approximately $5.3 million has been set aside in restricted cash accounts to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements to the property) at 1102/1124 Columbia Street and 3000/3018 Western Avenue.

RESTRICTED CASH

As of June 30, 1998, the Company had $9.8 million in cash and cash equivalents, including $7.8 million in restricted cash accounts. Of the $7.8 million in restricted cash accounts, approximately $5.3 million has been set aside to complete the conversions described under "--Capital Commitments", approximately $1.7 million is held in trust as additional security required under the terms of the Company's secured notes payable, and approximately $850,000 is held in security deposit reserve accounts based on the terms of certain lease agreements.

SECURED DEBT

As of June 30, 1998, the Company's secured debt is as follows:

                                           PRINCIPAL
                                           BALANCE AT      INTEREST         MATURITY
       COLLATERAL                         JUNE 30, 1998      RATE             DATE
--------------------------               ---------------  ---------      --------------
3535/3565 General Atomics
  Court, San Diego, CA                    $17,819,000        9.00%       December 2014
1431 Harbor Bay Parkway
  Alameda, CA                               8,500,000        7.17%       January 2014
1102/1124 Columbia Street
  Seattle, WA                              21,003,000        7.75%       May 2016
100/800/801 Capitola Drive,
  Durham, NC                               12,608,000        8.68%       December 2006
14225 Newbrook Drive,
  Chantilly, VA and 3000/3018
  Western Avenue, Seattle, WA              36,479,000        7.22%       May 2008
                                          -----------
                                          $96,409,000
                                          -----------
                                          -----------

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

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line of credit will increase. As of June 30, 1998, borrowings under the line of credit were limited to approximately $150,000,000, and $110,200,000 was outstanding (leaving $39,800,000 available) at a weighted average interest rate of 7.16%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for one-year periods upon notice by the Company and consent of the participating banks.

In August 1998, the Company amended its unsecured line of credit to provide for borrowings of up to $250 million. As under the original line, borrowings under the line of credit, as amended, bear interest at a floating rate based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. However, under the line, as amended, the LIBOR based rate has been reduced, resulting in a rate of 6.91% as of August 5, 1998. Financial covenants for the line of credit, as amended, are substantially similar to those under the original line. The line, as amended, expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the Company and consent of the participating bank.

LIQUIDITY AND CAPITAL RESOURCES

On May 29, 1998, the Company sold 1,150,000 shares of common stock to PaineWebber Incorporated for inclusion in the PaineWebber Equity Trust REIT Shares I, a unit investment trust. The shares were issued at a price of $30.5625 per share (before discounts and commissions). The aggregate proceeds to the Company, net of offering costs of $1.9 million, were approximately $33.2 million.

The Company expects to continue meeting its short-term liquidity and capital requirements generally through its working capital and net cash provided by operating activities. The Company believes that the net cash provided by operating activities will continue to be sufficient to pay any distributions necessary to enable the Company to continue qualifying as a real estate investment trust. The Company also believes that net cash provided by operations will be sufficient to fund its recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

INFLATION

More than 70% of the Company's leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, a majority of the Company's leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI or other index. Accordingly, the Company does not believe that its earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the Company's variable rate borrowing cost, including borrowings under the unsecured line of credit.

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, or engage in similar normal business activities.

The Company has evaluated the significance of the change from the year 1999 to the year 2000 on its existing computer system and has taken steps to ensure that its computer system will not be adversely affected thereby. The financial impact of steps taken to accommodate the change for the year 2000 to date has not been material, and future impacts are not anticipated to be material. The Company relies in part on the computer systems of its vendors and other companies. If any such company failed to become Year 2000 compliant, the Company could be adversely affected thereby. The Company has surveyed several of its larger vendors, and all have responded that they either are currently Year 2000 compliant, or are actively taking steps to become Year 2000 compliant.

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

The following tables present the Company's FFO on a historical basis (in thousands):

                                        Three Months Ended June 30,
                                            1998           1997
                                        ------------   ------------
                                                (Unaudited)

Net income (loss)                          $4,724       $(10,912)
Add:
Stock compensation                              -          3,768
Acquisition LLC financing costs                 -          6,973
Write off of unamortized loan fees              -          2,146
Depreciation and amortization               2,456          1,106
                                           ------       --------
FFO                                        $7,180       $  3,081
                                           ------       --------
                                           ------       --------

                                          Six Months Ended June 30,
                                             1998           1997
                                          -----------   -----------
                                                 (Unaudited)
Net income (loss)                            $ 9,359      $(11,055)
Add:
Stock compensation                                 -         4,162
Post retirement benefit                            -           632
Special bonus                                      -           353
Acquisition LLC financing costs                    -         6,973
Write off of unamortized loan fees                 -         2,146
Depreciation and amortization                  4,177         2,109
                                             -------      --------
FFO                                          $13,536      $  5,320
                                             -------      --------
                                             -------      --------

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Not applicable.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Since early 1998, the Company and its President, Alan D. Gold, have engaged in discussions regarding the potential termination of Mr. Gold's full-time employment and his entering into a consulting arrangement with the Company. While these discussions were ongoing, the Company gave Mr. Gold written notice that it did not wish to extend the term of his employment agreement past its December 31, 1998 expiration date. On July 16, 1998, Mr. Gold gave the Company written notice that he intended to terminate his employment agreement, allegedly for "good reason," on or before August 16, 1998. The Company disputes Mr. Gold's contention that he has "good reason" to terminate his employment agreement and has submitted the disputes between the parties to binding arbitration pursuant to the terms of Mr. Gold's employment agreement. Mr. Gold has asserted claims against the Company that also will be considered in the arbitration. The Company currently anticipates that Mr. Gold will leave as of August 16, 1998 and that other executives of the Company will assume Mr. Gold's responsibilities.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 27, 1998, the Company privately placed 1,150,000 shares of its common stock, par value $.01 per share (the "Shares"), with PaineWebber Incorporated at a price before discounts and commissions of $30.5625 per Share, resulting in aggregate proceeds to the Company of approximately $33.2 million. Such proceeds were used to repay borrowings under the Company's unesecured line of credit. PaineWebber deposited the Shares with the trustee of PaineWebber Equity Trust REIT Series I (A Unit Investment Trust) (the "Trust"), a registered unit investment trust under the Investment Company Act of 1940, as amended, for which PaineWebber acted as sponsor and depositor, in exchange for units in the Trust. The issuance of the Shares was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. On June 9, 1998, the Company filed a Registration Statement (File No. 333-56449) on Form S-3 with the Securities and Exchange Commission to register the Shares under the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 1998, the Company held its Annual Meeting of Stockholders.

At the meeting, eight directors were elected to serve for a one-year term and until their successors are duly elected and qualify. The directors elected were: Jerry M. Sudarsky, Joel S. Marcus, Alan D. Gold, Richard Jennings, Joseph Elmaleh, Viren Mehta, David M. Petrone and Anthony Solomon. There are no other directors of the Company. A total of 10,902,809 shares voted "for" each of the directors, 0 voted "against" and 16,180 shares abstained.

In addition, the stockholders voted to ratify the selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998. A total of 10,906,149 shares voted "for" the ratification, 7,300 voted "against" and 5,540 shares abstained.

The stockholders also voted to amend the Company's 1997 Stock Award and Incentive Plan (the "Plan") to increase the number of shares of common stock of the Company available for issuance thereunder from 900,000 shares to that number of shares equal to 10% of the number of shares of common stock outstanding at any time, PROVIDED, that in no event shall the number of shares available for issuance under the Plan exceed 3,000,000 shares of common stock. A total of 6,308,959 shares voted "for" the amendment, 3,803,380 voted "against" and 17,982 shares abstained.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.20  Amended and Restated 1997 Stock Award and Incentive Plan

27.1   Financial Data Schedule

(b) Reports on Form 8-K.


On April 9, 1998, the Company filed a Current Report on Form 8-K, dated March 26, 1998, to report the acquisition of one Life Science Facility and certain vacant land in San Diego, California.

On May 27, 1998, the Company filed a Current Report on Form 8-K, dated May 27, 1998, to report the acquisition of fourteen Life Science Facilities.

On June 23, 1998, the Company filed a Current Report on Form 8-K, dated May 27, 1998, to report the sale of 1,150,000 shares of common stock to PaineWebber Incorporated for inclusion in the PaineWebber Equity Trust REIT Series I, a unit investment trust.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1998.


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