Form 10-Q/A
period 1998-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1998-08-18
CIK 1035443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(Mark One)

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

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 for the purposes of restating
Item 6(a) of Part II-Other Information in its entirety and of adding the required signatures. All other information contained in this Amendment, including all financial information, is identical to the information in the original report filed with the Commission on August 14, 1998.

                                   INDEX

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

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.20*  Amended and Restated 1997 Stock Award and Incentive Plan of the
        Registrant

10.21 Amended and Restated Executive Employment Agreement by and between the Registrant and Peter J. Nelson, dated May 20, 1998 and effective as of January 1, 1998

10.22 Registration Rights Agreement by and between the Registrant and Painewebber Incorporated, dated May 29, 1998

27.1*   Financial Data Schedule

-------------
* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the Commission on August 14, 1998.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 1998.


                         ALEXANDRIA REAL ESTATE EQUITIES, INC.


                         /s/  JOEL S. MARCUS
                         -------------------------------------------------
                         Joel S. Marcus
                         Chief Executive Officer
                         (Principal Executive Officer)


                         /s/  PETER J. NELSON
                         -------------------------------------------------
                         Peter J. Nelson
                         Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
EX. NO.    DESCRIPTION
-------    -----------
10.20*  Amended and Restated 1997 Stock Award and Incentive Plan of the
        Registrant

10.21 Amended and Restated Executive Employment Agreement by and between the Registrant and Peter J. Nelson, dated May 20, 1998 and effective as of January 1, 1998

10.22 Registration Rights Agreement by and between the Registrant and Painewebber Incorporated, dated May 29, 1998

27.1*   Financial Data Schedule

-------------
* Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the Commission on August 14, 1998.