Form 10-Q
period 1998-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1998-11-13
CIK 1035443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -----             THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                       OR

  -----       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

                                       N/A
                      ------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No
                                --------         -------

As of November 13, 1998, 12,578,631 shares of common stock, par value $.01 per share, were outstanding.

                              TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of September 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of Operations of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997

          Condensed Consolidated Statement of Stockholders' Equity of Alexandria Real Estate Equities, Inc. and Subsidiaries for the nine months ended September 30, 1998

          Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the nine months ended September 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements

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

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     September 30,          December 31,
                                                                          1998                  1997
                                                               ----------------------------------------------------
ASSETS
Rental properties, net                                               $ 425,786                 $ 225,551
Property under development                                              15,921                     4,419
Cash and cash equivalents                                                1,247                     2,060
Tenant security deposits and other restricted cash                       8,769                     6,799
Secured note receivable                                                  6,000                         -
Tenant receivables and deferred rent                                     7,102                     3,630
Other assets                                                            11,376                     5,995
                                                               ----------------------------------------------------
       Total assets                                                  $ 476,201                 $ 248,454
                                                               ----------------------------------------------------
                                                               ----------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                $  96,056                 $  47,817
Unsecured line of credit                                               162,800                    23,000
Accounts payable, accrued expenses and tenant security
   deposits                                                             11,874                     6,158
Dividends payable                                                        5,031                     4,562
                                                               ----------------------------------------------------
       Total liabilities                                               275,761                    81,537

Stockholders' equity:
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 12,578,631 and 11,404,631 shares
     issued and outstanding at September 30,1998 and
     December 31, 1997, respectively
                                                                           126                       114
   Additional paid-in capital                                          200,314                   173,735
   Retained earnings (accumulated deficit)                                   -                    (6,932)
                                                               ----------------------------------------------------
       Total stockholders' equity                                      200,440                   166,917

       Total liabilities and stockholders' equity                    $ 476,201                 $ 248,454
                                                               ----------------------------------------------------
                                                               ----------------------------------------------------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three months ended                   Nine months ended
                                                      September 30,                       September 30,
                                                 1998                1997               1998          1997
                                        ---------------------------------------------------------------------
Revenues:
   Rental                                   $    12,540        $     7,062        $    33,583     $    17,963
   Tenant recoveries                              2,903              2,297              8,215           6,001
   Interest and other income                        368                318                869             618
                                        ---------------------------------------------------------------------
                                                 15,811              9,677             42,667          24,582
Expenses:
   Rental operations                              3,337              2,383              9,461           6,216
   General and administrative                       957                629              2,590           1,805
   Stock compensation                                 -                  -                  -           4,239
   Post retirement benefit                            -                  -                  -             632
   Special bonus                                      -                  -                  -             353
   Interest                                       3,627              1,214              9,190           5,789
   Acquisition LLC financing costs                    -                  -                  -           6,973
   Write-off of unamortized loan costs                -                  -                  -           2,147
   Depreciation and amortization                  2,773              1,325              6,949           3,434
                                        ---------------------------------------------------------------------
                                                 10,694              5,551             28,190          31,588
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------
Net income (loss)                           $     5,117        $     4,126        $    14,477     $    (7,006)
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------

Net income allocated to preferred
   stockholders                             $         -        $         -        $         -     $     3,038
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------

Net income (loss) allocated to common
   stockholders                             $     5,117        $     4,126        $    14,477     $   (10,044)
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------

Net income (loss) per share of common
   stock (pro forma for the nine months
   ended September 30, 1997):
         -Basic                             $      0.41        $      0.36        $      1.21     $     (0.99)
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------
         -Diluted                           $      0.40        $      0.36        $      1.19     $     (0.99)
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------

Weighted average shares of common stock
outstanding (pro forma for the nine
   months ended September 30, 1997):
         -Basic                              12,568,407         11,404,631         11,935,830       7,048,381
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------
         -Diluted                            12,763,525         11,534,714         12,161,468       7,048,381
                                        ---------------------------------------------------------------------
                                        ---------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                      Nine months ended September 30, 1998
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                              RETAINED
                                               NUMBER OF                    ADDITIONAL        EARNINGS
                                                 COMMON         COMMON       PAID-IN        (ACCUMULATED
                                                 SHARES         STOCK        CAPITAL          DEFICIT)           TOTAL
                                            ---------------------------------------------------------------------------------
Balance at December 31, 1997                 11,404,631          $114       $173,735          $(6,932)         $166,917
   Issuance of common stock                   1,174,000            12         33,649                -            33,661
   Dividends declared on common stock
                                                      -             -         (7,070)          (7,545)          (14,615)
   Net income                                         -             -              -           14,477            14,477
                                            ---------------------------------------------------------------------------------
Balance at September 30, 1998                12,578,631          $126       $200,314          $     -          $200,440
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                1998            1997
                                                                           --------------------------------
Net cash provided by operating activities                                    $  16,020         $  3,710

INVESTING ACTIVITIES
Purchase of rental properties                                                 (190,714)         (68,555)
Additions to rental properties                                                 (16,171)          (2,635)
Additions to property under development                                        (11,502)              -
Note receivable                                                                 (6,000)              -
                                                                           --------------------------------
Net cash used in investing activities                                         (224,387)         (71,190)

FINANCING ACTIVITIES
Proceeds from secured notes payable                                             49,132           15,360
Net borrowings on unsecured line of credit                                     139,800                -
Proceeds from issuance of common stock                                          33,661          138,919
Redemption of Series T preferred stock                                               -               (1)
Decrease in due to Health Science Properties Holding Corporation
                                                                                     -           (2,525)
Principal reductions of secured notes payable                                     (893)         (73,816)
Common dividends paid                                                          (14,146)          (4,237)
Preferred dividends paid                                                             -           (1,127)
                                                                           --------------------------------
Net cash provided by financing activities                                      207,554           72,573

Net (decrease) increase in cash and cash equivalents                              (813)           5,093
Cash and cash equivalents at beginning of period                                 2,060            1,696
                                                                           --------------------------------
                                                                           --------------------------------
Cash and cash equivalents at end of period                                   $   1,247         $  6,789
                                                                           --------------------------------
                                                                           --------------------------------

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Alexandria Real Estate Equities, Inc., a Maryland corporation (the "Company"), was formed in October 1994 to acquire, manage, and selectively develop properties for lease principally to the life science industry ("Life Science Facilities"). As of September 30, 1998 and December 31, 1997, the Company owned 49 and 22 Life Science Facilities, respectively.

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

2. RENTAL PROPERTIES

Rental properties consist of the following:

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1998         1997
                                         -------------------------
                                          (DOLLARS IN THOUSANDS)
Land                                       $ 69,241     $ 41,970
Buildings and improvements                  357,025      189,518
Tenant and other improvements                14,974        2,867
                                         -------------------------
                                            441,240      234,355
Less accumulated depreciation               (15,454)      (8,804)
                                         -------------------------
                                         -------------------------
                                           $425,786     $225,551
                                         -------------------------
                                         -------------------------

During the nine months ended September 30, 1998, the Company acquired 27 Life Science Facilities containing approximately 1,718,000 rentable square feet from various unrelated third parties for an aggregate purchase price (including closing and transaction costs) of $190.7 million.

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

4. UNSECURED LINE OF CREDIT

In August 1998, the Company amended its unsecured line of credit to, among other things, provide for borrowings of up to $250 million. Prior to the amendment, borrowings under the line of credit were limited to $150 million. Borrowings under the line of credit bear interest at a floating rate based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, the Company must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of September 30, 1998, borrowings under the line of credit were limited to approximately $207,000,000, and carried a weighted average interest rate of 6.91%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the Company and consent of the participating banks.

Effective September 2, 1998, the Company entered into an interest rate swap agreement with BankBoston, N.A. to hedge the Company's exposure to variable interest rates. An interest rate swap agreement is a contractual arrangement between the Company and a third party to exchange fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). The agreement entered into between the Company and BankBoston, N.A. calls for the Company to be credited interest at one month LIBOR and for interest to be incurred by the Company at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million. The net difference between the interest received and the interest paid is reflected as an adjustment to interest expense.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"), which is required to be adopted in fiscal years beginning after June 15, 1999. When adopted, the Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Based on the definitions provided in the Statement, the Company's interest rate swap agreement will be classified as a cash flow hedge with changes in the fair value recorded as an adjustment to comprehensive income, a separate component of stockholders' equity.

5. SECURED NOTES PAYABLE

As of September 30, 1998, the Company had five notes payable to certain banks and an insurance company, secured by first deeds of trust on eight of its Life Science Facilities. The notes bear interest at fixed rates ranging from 7.17% to 9.00% and are due at various dates through 2016.

6. STOCKHOLDERS EQUITY

On September 25, 1998, the Company declared a cash dividend on its common stock of $5,031,000 ($ 0.40 per share) for the calendar quarter ended September 30, 1998. The dividend was paid on October 16, 1998.

7. COMMITMENTS

The Company is committed to complete the construction of a building and certain improvements thereto in San Diego, California at a remaining cost of approximately $4.7 million under the terms of two leases. In addition, the Company is committed to complete the construction of a building and certain improvements thereto in Gaithersburg, Maryland at a remaining cost of between $8.9 million and $17.9 million (depending on the level of improvements to the facility elected by the tenant) under the terms of a lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

The Company is also committed under the terms of various leases to construct improvements for certain tenants totaling approximately $13.1 million. Of this amount, approximately $4.5 million has been set aside in restricted cash accounts to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements) at 1102/1124 Columbia Street and 3000/3018 Western Avenue.

8. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share of common stock outstanding.

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                           1998                   1997
                                                  ----------------------------------------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income                                        $             5,117    $              4,126
                                                  ----------------------------------------------
                                                  ----------------------------------------------

Weighted average shares of common stock
   - basic                                                 12,568,407              11,404,631

Add:  dilutive effect of stock options                        195,118                 130,083
                                                  ----------------------------------------------

Weighted average shares of common stock
   - diluted                                               12,763,525              11,534,714
                                                  ----------------------------------------------
                                                  ----------------------------------------------

Net income per share - basic                      $              0.41   $                0.36
                                                  ----------------------------------------------
                                                  ----------------------------------------------

Net income per share - diluted                    $              0.40   $                0.36
                                                  ----------------------------------------------
                                                  ----------------------------------------------


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998                   1997
                                                  ----------------------------------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)                                 $            14,477    $             (7,006)
                                                  ----------------------------------------------
                                                  ----------------------------------------------

Weighted average shares of common stock
   (pro forma for 1997) - basic                            11,935,830               3,642,131

Add:  dilutive effect of stock options                        225,638               3,406,250
                                                  ----------------------------------------------

Weighted average shares of common stock
   (pro forma for 1997) - diluted                          12,161,468               7,048,381
                                                  ----------------------------------------------
                                                  ----------------------------------------------

Net income (loss) per share - basic               $              1.21   $               (0.99)
                                                  ----------------------------------------------
                                                  ----------------------------------------------

Net income (loss) per share - diluted             $              1.19   $               (0.99)
                                                  ----------------------------------------------
                                                  ----------------------------------------------


Historical per share data has not been presented for the nine months ended September 30, 1997 because it is not meaningful due to the various changes in the Company's capital structure in connection with the Company's initial public offering on June 2, 1997 (the "Offering").

Pro forma shares of common stock outstanding for the nine months ended September 30, 1997 include all shares of common stock outstanding after giving effect to a 1,765.923 to 1 stock split, the issuance of certain stock grants, the issuance and exercise of substitute stock options and conversions of preferred stock, each of which occurred in connection with the Offering. In addition, shares issued to the public in connection with the Offering have been weighted for the period of time they were outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties that could result in actual results of the Company differing materially from expected results expressed or implied by such forward-looking information and statements. In the context of forward-looking information and statements provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission, including but not limited to, those risk factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 333-56451) filed with the Securities and Exchange Commission on June 9, 1998.

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

The Company's primary source of income is rental revenue and related tenant recoveries from its properties (the "Properties"). The Company has acquired its current portfolio since the beginning of 1994, with four of the Properties acquired in calendar year 1994, eight acquired in 1996, three acquired in 1997 in connection with the Offering, seven acquired in 1997 after the Offering (together, the "1997 Acquired Properties") and 27 acquired in 1998 (the "1998 Acquired Properties"). As a result of the Company's acquisition activities in 1997 and 1998, the financial data shows significant increases in total revenue and expenses for the 1998 periods compared to the 1997 periods.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1998 ("Third Quarter 1998") to Three Months Ended September 30, 1997 ("Third Quarter 1997")

Rental revenue increased by $5.4 million, or 76%, to $12.5 million for Third Quarter 1998 compared to $7.1 million for Third Quarter 1997. The increase resulted primarily from rental revenue from the 1997 Acquired Properties purchased after July 1, 1997 and from the 1998 Acquired Properties. Rental revenue from the Properties acquired before July 1, 1997 (the "Third Quarter Same Properties") increased by $77,000, or 1%, generally due to increases in occupancy.

Tenant recoveries increased by $606,000, or 26%, to $2.9 million for Third Quarter 1998 compared to $2.3 million for Third Quarter 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after July 1, 1997 and the 1998 Acquired Properties. Tenant recoveries from the Third Quarter Same Properties increased by $74,000, or 4%, primarily due to an increase in the improved identification and recovery of costs at certain properties.

Interest and other income increased by $50,000, or 16%, to $368,000 for Third Quarter 1998 compared to $318,000 for Third Quarter 1997, resulting primarily from $166,000 of interest income from the secured note receivable during Third Quarter 1998. This increase was partially offset by a decrease in interest income resulting from a lower level of cash equivalents in 1998 compared to 1997 due to the acquisition of Properties.

Rental operating expenses increased by $954,000, or 40%, to $3.3 million for Third Quarter 1998 compared to $2.4 million for Third Quarter 1997. The increase resulted primarily from the 1997 Acquired Properties purchased after July 1, 1997 and the 1998 Acquired Properties. Operating expenses for the Third Quarter Same Properties decreased by approximately $11,000, or 0.6%, primarily due to lower premiums on the Company's blanket property and liability insurance policies.

General and administrative expenses increased by $328,000, or 52%, to $957,000 for Third Quarter 1998 compared to $629,000 for Third Quarter 1997, due to the Company's larger scope of operations in 1998.

Interest expense increased by $2.4 million, or 200%, to $3.6 million for Third Quarter 1998 compared to $1.2 million for Third Quarter 1997. The increase resulted primarily from the indebtedness incurred to acquire the 1997 Acquired Properties purchased after July 1, 1997 and the 1998 Acquired Properties.

Depreciation and amortization increased by $1.5 million, or 115%, to $2.8 million for Third Quarter 1998 compared to $1.3 million for Third Quarter 1997. The increase resulted primarily from depreciation associated with the 1997 Acquired Properties purchased after July 1, 1997, and the addition of the 1998 Acquired Properties.

As a result of the foregoing, net income was $5.1 million for Third Quarter 1998 compared to $4.1 million for Third Quarter 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 ("NINE MONTHS 1998") TO NINE MONTHS ENDED SEPTEMBER 30, 1997 ("NINE MONTHS 1997")

Rental revenue increased by $15.6 million, or 87%, to $33.6 million for Nine Months 1998 compared to $18.0 million for Nine Months 1997. The increase resulted primarily from the 1997 Acquired Properties and the 1998 Acquired Properties. A portion of the increase was due to $277,000 in rental termination payments received in 1998 associated with leases at two of the Properties. Rental revenue from the Properties acquired before January 1, 1997 (the "Same Properties") increased by $242,000, or 2%, generally due to increases in occupancy.

Tenant recoveries increased by $2.2 million, or 37%, to $8.2 million for Nine Months 1998 compared to $6.0 million for Nine Months 1997. The increase resulted primarily from the 1997 Acquired Properties and the 1998 Acquired Properties. Tenant recoveries for the Same Properties increased by $362,000, or 8.8%, generally due to an increase in rental operating expenses and the improved identification and recovery of costs at certain properties.

Interest and other income increased by $251,000, or 41%, to $869,000 for Nine Months 1998 compared to $618,000 for Nine Months 1997, resulting primarily from $344,000 of interest income from the secured note receivable during Nine Months 1998. This increase was partially offset by a decrease in interest income resulting from a lower level of cash equivalents in 1998 compared to 1997 due to the acquisition of Properties.

Rental operating expenses increased by $3.3 million, or 53%, to $9.5 million for Nine Months 1998 compared to $6.2 million for Nine Months 1997. The increases resulted primarily from the 1997 Acquired Properties and the 1998 Acquired Properties. Operating expenses for the Same Properties increased by $94,000, or 2.1%, primarily due to an increase in utility expenses (due to greater usage) that are passed through to the tenants.

Following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjsuted to exclude the effect of straight line rent adjustments ("Cash Basis") for the Same Properties (in thousands, except percentage data):

                                  FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                 -----------------------------

                                       1998            1997            Change
                                 --------------------------------------------------
                                            (UNAUDITED)
  GAAP Basis:
  Revenue                             $ 16,605        $ 15,944          4.1%
  Rental operating expenses              4,520           4,426          2.1%
                                 --------------------------------------------------

  Net operating income                $ 12,085        $ 11,518          4.9%
                                 --------------------------------------------------
                                 --------------------------------------------------


  Cash Basis (1):
  Revenue                             $ 17,749        $ 16,762          5.9%
  Rental operating expenses              4,520           4,426          2.1%
                                 --------------------------------------------------

  Net operating income                $ 13,229        $ 12,336          7.2%
                                 --------------------------------------------------
                                 --------------------------------------------------

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $785,000, or 43%, to $2.6 million for Nine Months 1998 compared to $1.8 million for Nine Months 1997 due to the Company's larger scope of operations and increased costs incurred as a result of being a public company in 1998.

The special bonus of $353,000 in Nine Months 1997 was awarded to an officer of the Company in connection with the Offering and accrued for the period ended March 31, 1997. Post-retirement benefit expense of $632,000 in Nine Months 1997 reflects an adjustment for the non-cash accrual associated with a one-time post retirement benefit for an officer of the Company. Stock compensation expense of $4.2 million in Nine Months 1997 reflects the non-recurring, non-cash expense related to the issuance of stock grants and options to officers, directors and certain employees of the Company, principally in connection with the Offering.

Interest expense increased by $3.4 million, or 59%, to $9.2 million for Nine Months 1998 compared to $5.8 million for Nine Months 1997. The increase resulted primarily from indebtedness incurred to acquire the 1997 Acquired Properties and the 1998 Acquired Properties.

Acquisition LLC financing costs of $6,973,000 in Nine Months 1997 represents the portion of the purchase price of ARE Acquisitions, LLC ("the Acquisition LLC") in excess of the cost incurred by it to acquire its three Life Science Facilities.

Write-off of unamortized loan costs of $2,147,000 in Nine Months 1997 represents the write-off of loan costs associated with $72,698,000 of secured notes repaid with proceeds of the Offering.

Depreciation and amortization increased by $3.6 million, or 106%, to $7.0 million for Nine Months 1998 compared to $3.4 million for Nine Months 1997. The increase resulted primarily from depreciation associated with the 1997 Acquired Properties and the 1998 Acquired Properties.

As a result of the foregoing, there was net income of $14.5 million for Nine Months 1998 compared to a net loss of $7.0 million for Nine Months 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased by $12.3 million to $16.0 million for Nine Months 1998 compared to net cash provided by operating activities of $3.7 million for Nine Months 1997. The increase resulted primarily from operating cash flows from the 1997 Acquired Properties and the 1998 Acquired Properties.

Net cash used in investing activities increased by $153.2 million to $224.4 million for Nine Months 1998 compared to net cash used in investing activities of $71.2 million for Nine Months 1997. The increase resulted primarily from the costs associated with the acquisition of the 1998 Acquired Properties, the additions to properties under development and the addition of a note receivable made in connection with the acquisition of a Life Science Facility.

Net cash provided by financing activities increased by $135.0 million to $207.6 million for Nine Months 1998 compared to net cash provided by financing activities of $72.6 million for Nine Months 1997. The increase resulted primarily from $48.2 million in net proceeds from secured debt, $139.8 million in net borrowings under the unsecured line of credit and $33.7 million in net proceeds from the issuance of common stock, partially offset by payments of $14.1 million in dividends payable on common stock.

CAPITAL COMMITMENTS

The Company is committed to complete the construction of a building and certain improvements thereto in San Diego, California at a remaining cost of approximately $4.7 million under the terms of two leases. In addition, the Company is committed to complete the construction of a building and certain improvements thereto in Gaithersburg, Maryland at a remaining cost of between $8.9 million and $17.9 million (depending on the level of improvements to the facility elected by the tenant) under the terms of a lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

The Company is also committed under the terms of various leases to construct improvements for certain tenants totaling approximately $13.1 million. Of this amount, approximately $4.5 million has been set aside in restricted cash accounts to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements) at 1102/1124 Columbia Street and 3000/3018 Western Avenue.

RESTRICTED CASH

As of September 30, 1998, the Company had $10.0 million in cash and cash equivalents, including $8.8 million in restricted cash accounts. Of the $8.8 million in restricted cash accounts, approximately $4.5 million has been set aside to complete the conversions described above under "- Capital Commitments," approximately $2.2 million is held in trust as additional security required under the terms of the Company's secured notes payable, approximately $1.1 million is held in security deposit reserve accounts based on the terms of certain lease agreements, and approximately $1.0 million is held in escrow deposits.

SECURED DEBT

As of September 30, 1998, the Company's secured debt is as follows (in thousands):

                                                               PRINCIPAL
                                                               BALANCE AT
                                                 MATURITY       SEPTEMBER 30,      INTEREST
             COLLATERAL                            DATE          1998                 RATE
---------------------------------------------------------------------------------------------
3535/3565 General Atomics
  Court, San Diego, CA                          December 2014     $    17,700         9.00%
1431 Harbor Bay Parkway
  Alameda, CA                                   January 2014            8,500         7.17%
1102/1124 Columbia Street
Seattle, WA                                     May 2016               20,868         7.75%
100/800/801 Capitola Drive,
Durham, NC                                      December 2006          12,582         8.68%
14225 Newbrook Drive, Chantilly, VA
  and 3000/3018 Western Avenue,
  Seattle, WA                                   May 2008               36,406         7.22%
----------------------------------------------------------------------------------------------
Total/Average                                            $             96,056         7.85%
                                                         -------------------------------------
                                                         -------------------------------------

Following is a summary of scheduled principal payments for the Company's secured debt as of September 30, 1998 (in thousands):

                 Year                 Amount
      ----------------------------------------------
                 1998                     $    367
                 1999                        2,893
                 2000                        2,788
                 2001                        3,016
                 2002                        3,253
              Thereafter                    83,739
                                --------------------
                Total                     $ 96,056
                                --------------------
                                --------------------

UNSECURED LINE OF CREDIT

In August 1998, the Company amended its unsecured line of credit to, among other things, provide for borrowings of up to $250 million. Prior to the amendment, borrowings under the line of credit were limited to $150 million. Borrowings under the line of credit bear interest at a floating rate based on the Company's election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, the Company must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as the Company acquires additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of September 30, 1998, borrowings under the line of credit were limited to approximately $207,000,000, and carried a weighted average interest rate of 6.91%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the Company and consent of the participating banks.

Effective September 2, 1998, the Company entered into an interest rate swap agreement with BankBoston, N.A. to hedge the Company's exposure to variable interest rates. An interesting rate swap is a contractual arrangement between the Company and a third party to exchange fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). The agreement entered into between the Company and BankBoston, N.A. calls for the Company to be credited interest at one month LIBOR and for interest to be incurred by the Company at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million. The net difference between the interest received and the interest paid is reflected as an adjustment to interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to continue meeting its short-term liquidity and capital requirements generally through its working capital and net cash provided by operating activities. The Company believes that the net cash provided by operating activities will continue to be sufficient to make distributions necessary to enable the Company to continue qualifying as a real estate investment trust. The Company also believes that net cash provided by operations will be sufficient to fund its recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

The Company relies on computer technologies to operate its business. In October 1998, the Company formed an internal task force to identify, assess and evaluate its mission critical systems to determine which Year 2000 related problems may cause system errors or failures. The Company has identified three major areas as "mission critical systems": (i) internal accounting systems, (ii) systems of significant tenants, vendors and financial institutions; and (iii) internal building systems at the Company's properties. The task force will engage a nationally recognized accounting firm to assist in this process.

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the task force's evaluation and the date on which the Company plans to complete its internal evaluation and related remediation projects are based on the Company's best estimates, which were derived using a number of assumptions of future events, including the continued availability of internal and external resources, third-party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may be materially different from those anticipated. Moreover, although the Company believes that it will be operating in a Year 2000 compliant manner prior to December 31, 1999, there can be no assurance that any failure to modify a mission critical system would not have a material adverse effect on the Company.

READINESS

The Company's Year 2000 project is designed to ensure that all mission critical systems have been evaluated and will be suitable for continued use into and beyond the Year 2000. The Company expects that the task force will have completed its evaluation of mission critical systems by February of 1999, and will have implemented substantially all of the necessary remedial actions by mid-1999.

The Company has completed its review of its internal accounting systems and has determined that they are Year 2000 compliant. The systems have been tested and are currently working without Year 2000 or systems-related problems.

The Company places a high degree of reliance on computer systems of third parties, such as tenants, vendors and financial institutions. Although the Company is assessing the readiness of these third parties, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company. The Company has surveyed its most significant third-party vendors and financial institutions, and all surveyed are currently Year 2000 compliant. The Company is currently in the process of surveying its remaining major vendors and suppliers for their Year 2000 readiness. In addition, the Company is in the process of surveying its significant tenants for their Year 2000 readiness and expects to complete such tenant assessments by early 1999. The Company is continually participating in such surveys with new tenants, vendors and other third-party suppliers or tenants. If future risk assessments of third-party suppliers indicate significant exposure from a supplier's Year 2000 problem, such supplier or tenant will be asked to demonstrate how such problems will be addressed. The Company believes that it has viable alternatives for each of its major vendors.

The final mission critical system the task force is evaluating consists of internal areas that may have embedded microprocessors with potential Year 2000 problems, mainly building systems, including heating, ventilation and air conditioning systems, elevators and security systems. The task force will identify the areas and systems that use embedded microprocessors and will determine whether any modification or replacement is necessary. The Company anticipates using the services of outside experts to assist the task force with this phase of the Year 2000 project. The evaluation of these areas is expected to be complete by early 1999, and any required modifications are expected to be made by mid-1999.

COST

The Company does not expect its Year 2000 project costs, including the costs of any remedial activities, to be material to the Company. The costs of purchasing conversion packages for the accounting systems and the surveys of tenants, vendors and financial institutions are expected to be minimal. In addition, any costs incurred to replace or upgrade building systems will constitute property maintenance costs, and are therefore generally recoverable from the tenants pursuant to the terms of their existing leases.

RISKS

The principal risks associated with the Year 2000 problem include the risk of disruption of Company operations due to operational failures of third parties, including tenants, vendors and financial institutions, and the risk of business interruption due to building system failures. The Company does not believe that the risk of disruptions due to operational failures of vendors or financial institutions is significant, because the Company's major vendors and financial institutions are currently Year 2000 compliant, and the Company has viable alternatives for such suppliers. If any of the Company's major tenants do not become Year 2000 compliant on schedule, such tenant's operations and financial condition could be adversely affected, which may impact the tenant's ability to meet its rent obligations. Similarly, if the Company's building systems failed due to Year 2000 problems, services to the Company's properties and tenants, such as mechanical and security services, could be interrupted, resulting in potential rent disputes with the tenants. The Company believes, however, that its early involvement in identifying, assessing and evaluating its mission critical systems should minimize the risk of Year 2000 problems to the Company's operations.

CONTINGENCY PLANS

Based on its evaluations and knowledge to date, the Company does not believe that contingency plans for potential Year 2000 problems are necessary, and none have been implemented. Because the Company anticipates being substantially Year 2000 compliant in early to mid-1999, it believes that adequate time exists to ensure alternatives can be developed, assessed and implemented prior to a Year 2000 problem having a material adverse effect on the Company. There can be no assurance however, that any failure to develop such alternative would not have a material adverse effect on the Company

FUNDS FROM OPERATIONS

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

The following tables present the Company's FFO on a historical basis (in thousands):

                                               Three Months Ended September 30,
                                                   1998               1997
                                              ---------------------------------
                                                         (Unaudited)
Net income                                     $5,117                $4,126
Add:
Depreciation and amortization                   2,773                 1,325
                                              ---------------------------------
FFO                                            $7,890                $5,451
                                              ---------------------------------
                                              ---------------------------------

                                               Nine Months Ended September 30,
                                                   1998               1997
                                               --------------------------------
                                                         (Unaudited)
Net income (loss)                              $14,477               $(7,006)
Add:
Stock compensation                                   -                 4,239
Post retirement benefit                              -                   632
Special bonus                                        -                   353
Acquisition LLC financing costs                      -                 6,973
Write  off of  unamortized  loan fees                -                 2,147
Depreciation and amortization                    6,949                 3,434
                                              ---------------------------------
FFO                                            $21,426               $10,772
                                              ---------------------------------
                                              ---------------------------------

PROPERTY AND LEASE INFORMATION

The following table is a summary of the Company's properties as of September 30, 1998:

                                            NUMBER OF      RENTABLE SQUARE     ANNUALIZED      OCCUPANCY
                                            PROPERTIES          FEET           BASE RENT       PERCENTAGE
                                          -------------------------------------------------------------------
                                                                   (Unaudited)
REGION:
Suburban Washington DC                          17            1,540,254          19,938           95.2%  (1)
California - San Diego                          9               461,335          11,525           98.4%
California - San Francisco                      6               355,398           5,471           91.5%  (1)
Southeast                                       4               255,977           3,628           98.4%  (1)
New Jersey/Suburban Philadelphia                4               230,448           3,115          100.0%
Eastern Massachusetts                           4               182,427           3,789          100.0%
Washington - Seattle                            2               118,393           3,347          100.0%
                                          -------------------------------------------------------------------

Sub-total                                       46            3,144,232          50,813         96.3%
Renovation/Repositioning
     Properties
                                                3               319,051           3,942         49.0%
                                          -------------------------------------------------------------------

Total                                           49            3,463,283           54,755        92.0%
                                          -------------------------------------------------------------------
                                          -------------------------------------------------------------------

(1) All, or substantially all, of the vacant space is office or warehouse space.

The following table sets forth certain information with respect to lease expirations for the Company's properties as of September 30, 1998:

                                            SQUARE        PERCENTAGE OF     ANNUALIZED BASE
          YEAR OF         NUMBER OF        FOOTAGE OF       AGGREGATE      RENT OF EXPIRING
         EXPIRATION        EXPIRING         EXPIRING     PORTFOLIO LEASE     LEASES (PER
           LEASE           LEASES            LEASES       SQUARE FOOT        SQUARE FOOT)
        ----------------------------------------------------------------------------------------
                                         (Unaudited)
             1998 (1)         19              147,325          4.6%             $10.50
             1999             39              422,783         13.3%             $16.87
             2000             24              375,867         11.8%             $16.89
             2001             20              391,929         12.3%             $16.37
          Thereafter          54            2,125,379         58.0%             $15.67

(1) Represents leases expiring between October 1, 1998 to December 31, 1998.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

Not applicable.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Beginning in 1997, the Company and its former President, Alan D. Gold, engaged in discussions regarding Mr. Gold's potential resignation of full-time employment and his entering into a consulting arrangement with the Company. On July 16, 1998, Mr. Gold gave the Company written notice that he intended to terminate his employment agreement, allegedly for "good reason," on or before August 16, 1998. Mr. Gold's employment with the Company ended on that day and other executives of the Company have assumed Mr. Gold's responsibilities. The Company disputes Mr. Gold's contentions that he had "good reason" to terminate his employment agreement and that he consequently is entitled to certain severance benefits. The Company has submitted the disputes between the parties to binding arbitration pursuant to the terms of Mr. Gold's employment agreement. Mr. Gold has asserted certain claims against the Company that also will be considered in the arbitration. No date has yet been scheduled for the arbitration.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.21 First Amended and Restated Revolving Loan Agreement, dated as of August 4, 1998, by and among the Registrant, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Party Thereto, the Bankers Therein Named, the Other Banks which may become Parties Thereto and BankBoston, N.A., as Managing Agent.

27.1     Financial Data Schedule

(b) Reports on Form 8-K.

On September 25, 1998, the Company filed a Current Report on Form 8-K, dated September 25, 1998, to report the acquisition of ten Life Science Facilities.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 1998.

                               ALEXANDRIA REAL ESTATE EQUITIES, INC.

                               /s/ JOEL S. MARCUS
                               ------------------------------------------------
                               Joel S. Marcus
                               Chief Executive Officer
                               (Principal Executive Officer)


                               /s/ PETER J. NELSON
                               ------------------------------------------------
                               Peter J. Nelson
                               Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)