Form 10-K
period 1998-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1999-03-15
CIK 1035443

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     _________

                                     FORM 10-K

                         FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998
                                         OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _______

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

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                           ON WHICH REGISTERED
  Common Stock, $.01 par value per share             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X      NO
                                              ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $338.4 million based on the closing price for such shares on the New York Stock Exchange on March 10, 1999.

         As of March 10, 1999 the Registrant had 13,736,263 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates information by reference from the definitive Proxy Statement to be mailed in connection with the registrant's annual meeting of stockholders to be held on April 15, 1999.

                                 INDEX TO FORM 10-K

                        ALEXANDRIA REAL ESTATE EQUITIES, INC.

                                                                                   PAGE
                                                                                 REFERENCE
                                        PART I
Item  1.       Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item  2.       Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .     20
Item  4.       Submission of Matters to a Vote of Security Holders . . . . . . . .     20

                                       PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters    21
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . .     22
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . .     34
Item  8.  Financial Statements and Supplementary Data. . . . . . . . . . . . . . .     34
Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .     34

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . .     35
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .     35
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . .     35
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . .     35

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . .     36

                                           i

                                       PART I

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believes," "expects," "anticipates," "intends" and similar expressions are intended to identify some of the forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operation, business strategy, results of operations and financial position. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors, including, but not limited to, those described below under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We disclaim any obligation to update any of these factors or to announce publicly the result of any revisions to any of the forward-looking statements.

ITEM 1. BUSINESS.

BACKGROUND

     Alexandria Real Estate Equities, Inc., a Maryland corporation formed in October 1994, is a real estate investment trust ("REIT") engaged primarily in the acquisition, management, expansion and selective development of high quality, strategically located properties containing office and laboratory space designed and improved for lease principally to pharmaceutical, biotechnology, diagnostic and personal care products companies, major scientific research institutions and related government agencies (collectively, the "Life Science Industry"). Properties leased to tenants in the Life Science Industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the Life Science Industry (such properties, "Life Science Facilities"). As of December 31, 1998, we owned 51 Life Science Facilities (the "Properties"), containing approximately 3.6 million rentable square feet of office and laboratory space.

BUSINESS AND GROWTH STRATEGY.

     We focus our operations and acquisition activities principally in:

     -    California (in the San Diego and San Francisco Bay areas);
     -    Seattle;
     -    suburban Washington, D.C. (including Maryland and Virginia);
     -    Eastern Massachusetts;
     -    New Jersey and suburban Philadelphia; and
     -    the Southeast (including Georgia and North Carolina).

     Our tenant base is broad and diverse within the Life Science Industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources. For a detailed description of our Properties and tenants, see "Item 2. Properties." Alexandria is led by a senior management team with extensive experience in both the real estate and Life Science industries and is supported by a highly experienced Board of Directors.

     We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through effective management, operation, acquisition, expansion and selective development of Life Science Facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a complete discussion of how we compute and view FFO as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution per share by:

     - acquiring high quality Life Science Facilities at attractive returns in our target markets;
     -    realizing contractual rental rate escalations;
     - retenanting and releasing space within our portfolio at higher rental rates and with minimal non-revenue enhancing tenant improvement costs;
     - expanding existing Properties or converting existing office space to generic laboratory space that can be leased at higher rental rates;
     - selectively developing properties on a retrofit or build-to-suit basis; and
     - continuing to implement effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

     ACQUISITIONS. We seek to identify and acquire high quality Life Science Facilities in our target markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including the:

     -    location of the property and our strategy in the market;
     -    quality of existing and prospective tenants;
     -    condition and capacity of the building infrastructure;
     -    quality and generic characteristics of laboratory facilities;
     - physical condition of the shell structure and common area improvements; and
     - opportunities available for leasing vacant space and for retenanting occupied space.

     INTERNAL GROWTH. We seek to achieve internal growth from several sources. For example, we seek to:

     -    include rental rate escalation provisions in our leases;
     - acquire undervalued or underperforming properties where we can improve investment returns through releasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;
     -    achieve higher rental rates as existing leases expire; and
     - expand existing facilities that are fully leased and/or convert existing office space to higher rent generic laboratory space.

Our ability to negotiate contractual rent escalations in future leases and to achieve increases in rental rates will depend upon market conditions and demand for Life Science Facilities at the time the leases are negotiated and the increases are proposed.

     DEVELOPMENT. We have emphasized acquisitions over development in pursuing our growth objectives and intend to continue to do so in the future. However, we have pursued and will continue to pursue selective build-to-suit and retrofit development projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken build-to-suit and retrofit projects only if our investment in infrastructure will be substantially generic in nature and not tenant specific.

     FINANCING/WORKING CAPITAL. We believe that cash provided by operations and our unsecured line of credit will be sufficient to fund our working capital requirements. We generally expect to finance future acquisitions through our unsecured line of credit and then to periodically refinance some or all of that indebtedness with additional equity or debt capital. We also may issue shares of our common stock or interests in our subsidiaries as consideration for acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a complete discussion of our unsecured line of credit and other outstanding indebtedness.

BUSINESS RISKS

WE ARE DEPENDENT ON A SINGLE INDUSTRY FOR REVENUES FROM LEASE PAYMENTS

     Our strategy is to invest primarily in properties used by tenants in the Life Science Industry. Consequently, our revenues from lease payments are largely dependent on a single industry. If the Life Science Industry experiences an economic downturn, our business could be adversely affected. Events within the Life Science Industry will have a more pronounced effect on our ability to make distributions to our stockholders than if we had diversified investments. Also, our Properties may be better suited for a particular Life Science Industry tenant and could require modification before we could release vacant space to another Life Science Industry tenant. Our Properties also may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

SOME OF OUR TENANTS MUST OBTAIN REGULATORY APPROVAL OF THEIR PRODUCTS AND MANUFACTURING PROCESSES, WHICH COULD ADVERSELY AFFECT THEIR ABILITY TO PAY US

     The products and manufacturing processes of some of our Life Science Industry tenants require governmental regulatory approval before they can be marketed and sold or used. Any failure to obtain or any delay in obtaining these approvals could adversely affect the ability of the tenant to market and sell its products successfully and, therefore, its ability to make rental payments to us. The process of obtaining these approvals is costly, time-consuming and often unpredictable. We cannot assure you that our tenants will be able to obtain any required approvals.

     In addition, some of our tenants receive significant funding from federal, state and local governments. If any of this funding were decreased or discontinued, the affected tenant could have difficulty making rental payments to us.

WE COULD BE HELD LIABLE FOR DAMAGES RESULTING FROM OUR TENANTS' USE OF HAZARDOUS MATERIALS

     Some of our Life Science Industry tenants engage in research and development activities that involve the controlled use of hazardous materials, chemicals and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for any damages that result. This liability could exceed our resources and our environmental remediation coverage and could adversely affect our ability to make distributions to our stockholders.

     We and our tenants must comply with federal, state and local laws and regulations that govern the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Changes in these laws and regulations could adversely affect our business or our tenants' business and their ability to make rental payments to us.

THE INABILITY OF ANY TENANT TO MAKE RENTAL PAYMENTS TO US COULD ADVERSELY AFFECT OUR BUSINESS

     Our revenues are derived primarily from rental payments under our leases. Therefore, if our tenants, especially significant tenants, failed to make rental payments under their leases, our financial condition and our ability to make distributions to our stockholders could be adversely affected.

     As of December 31, 1998, we had 158 leases with a total of 148 tenants. Twenty-four of our Properties were single-tenant properties. Three of our tenants accounted for approximately 18.4% of our aggregate Annualized Base Rent, or approximately 7.1%, 6.4% and 4.9%, respectively. "Annualized Base Rent" means the annualized fixed base rental amount in effect as of December 31, 1998, using rental revenue calculated on a straight-line basis in accordance with generally accepted accounting principles. Annualized Base Rent does not include real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

     The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by a Property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

OUR U.S. GOVERNMENT TENANTS MAY NOT RECEIVE ANNUAL APPROPRIATIONS, WHICH COULD ADVERSELY AFFECT THEIR ABILITY TO PAY US

     U.S. government tenants are subject to annual appropriations. If one of our U.S. government tenants failed to receive its annual appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with government tenants are governed by federal statute and not state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 1998, leases with U.S. government tenants at our Properties accounted for approximately 8.0% of our aggregate Annualized Base Rent.

LOSS OF A TENANT COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

     A lessee may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected Property, which could negatively impact our business. We may have to divert cash flow generated by other Properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected Property. As of December 31, 1998, leases at our Properties representing approximately 10.0% and 11.5% of the square footage of our Properties were scheduled to expire in 1999 and 2000, respectively.

POOR ECONOMIC CONDITIONS IN OUR TARGET MARKETS COULD ADVERSELY AFFECT OUR
BUSINESS

     Our Properties are located only in the following markets:

     -    California (in the San Diego and San Francisco Bay areas);
     -    Seattle;
     -    suburban Washington, D.C. (including Maryland and Virginia);
     -    Eastern, Massachusetts;
     -    New Jersey and suburban Philadelphia; and
     -    the Southeast (including North Carolina and Georgia).

     As a result of this geographic concentration, we are dependent upon the local economic conditions in each of these markets, including local real estate conditions and competition. If there is a downturn in the economy in any of these markets, our operations and our ability to make distributions to stockholders could be adversely affected. We cannot assure you that these markets will continue to grow or will remain favorable to the Life Science Industry.

WE MAY HAVE DIFFICULTY MANAGING OUR RAPID GROWTH

     We have grown rapidly and expect to continue to grow by acquiring and selectively developing additional properties. To manage our growth effectively, we must successfully integrate new acquisitions into our existing structure. We may not succeed with the integration. In addition, we may not effectively manage new properties, and new properties may not perform as expected. If we are unsuccessful in managing our growth, our business would be adversely affected.

WE MAY NOT HAVE SUFFICIENT FUNDS TO REFINANCE OUR DEBT

     We use debt to finance our operations, including acquisitions of properties. Our incurrence of debt may have consequences, including the following:

     - our cash flow from operations may be not be sufficient to meet required payments of principal and interest;
     - we may be forced to dispose of one or more of our Properties, possibly on disadvantageous terms, to make payments on our debt;
     - we may default on our debt obligations, and the lenders or mortgagees may foreclose on our Properties that secure those loans;
     - a foreclosure on one of our Properties could create taxable income without any accompanying cash proceeds to pay the tax;
     - we may default under a mortgage loan that has cross default provisions, causing us automatically to default on another loan;
     -    we may not be able to refinance or extend our existing debt; and
     - the terms of any refinancing or extension may not be as favorable as the terms of our existing debt.

     As of December 31, 1998, we had outstanding mortgage indebtedness of approximately $115.8 million, secured by nine Properties, and outstanding debt under our unsecured line of credit of approximately $194.0 million.

OUR LINE OF CREDIT RESTRICTS OUR ABILITY TO ENGAGE IN SOME BUSINESS ACTIVITIES

     Our $250 million unsecured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

     -    restrict our ability to incur additional indebtedness;
     -    restrict our ability to make certain investments;
     -    restrict our ability to merge with another company;
     -    restrict our ability to make distributions to stockholders;
     -    require us to maintain financial coverage ratios; and
     - require us to maintain a pool of unencumbered assets approved by the lenders.

These restrictions could have a negative effect on our operations and our ability to make distributions to our stockholders.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FURTHER OUR BUSINESS
OBJECTIVES

     Our ability to acquire or develop properties is dependent upon our ability to obtain capital. An inability to obtain capital on acceptable terms could delay or prevent us from acquiring, structuring and closing desirable investments, which would adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to obtain capital for the acquisition of additional properties could result in a dilution of ownership for the then existing stockholders.

IF INTEREST RATES RISE, OUR DEBT SERVICE COSTS WILL INCREASE

     Borrowings outstanding under our unsecured line of credit bear interest at a variable rate, and we may incur additional variable rate debt in the future. Increases in market interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to stockholders.

WE MAY NOT BE ABLE TO ACQUIRE PROPERTIES OR OPERATE THEM SUCCESSFULLY

     Our success depends in large part upon our ability to acquire additional properties on satisfactory terms and to operate them successfully. If we are unable to do so, our business could be adversely affected. In addition, the acquisition of Life Science Facilities generally involves a higher per square foot price than the acquisition of traditional suburban office properties.

     The acquisition, ownership and operation of real estate is subject to many risks, including:

     -    our Properties may not perform as we expect;
     - we may not be able to acquire a desired property because of competition from other real estate investors with significant capital;
     -    we may lease space at rates below our expectations;
     -    we may not be able to obtain financing on acceptable terms;
     -    we may overpay for new acquisitions; and
     - we may underestimate the cost of improvements required to bring an acquired property up to standards established for the market position intended for that property.

If we encounter any of these risks, our business and our ability to make payments to stockholders could be adversely affected.

WE MAY NOT BE ABLE TO COMPLETE DEVELOPMENT PROJECTS EFFECTIVELY

     Our expansion and development activities subject us to many risks, including:

     -    possible delays in construction;
     -    budget overruns;
     -    increasing costs of materials;
     -    financing availability;
     -    volatility in interest rates;
     -    labor availability;
     -    timing of the commencement of rental payments; and
     -    other property development uncertainties.

     In addition, expansion and development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. This may detract management from focusing on other operational activities. If we are unable to successfully complete expansion and development projects, our business may be adversely affected.

IF OUR REVENUES ARE LESS THAN OUR EXPENSES, WE MAY HAVE TO BORROW ADDITIONAL FUNDS AND WE MAY NOT MAKE DISTRIBUTIONS TO OUR STOCKHOLDERS

     If our Properties do not generate revenues sufficient to meet our operating expenses, including debt service and other capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues from and the value of our Properties include:

     -    national and local economic climates;
     -    competition from other Life Science Facilities;
     -    real estate conditions in our target markets;
     -    our ability to collect rent payments;

     -    availability of financing;
     -    changes in interest rate levels;
     -    vacancies at our Properties and our ability to release space;
     -    changes in tax or other regulatory laws;
     -    cost of compliance with government regulation;
     -    illiquidity of real estate investments; and
     -    increased operating costs.

     In addition, if a lease at a Property is not a triple net lease, we will have greater expenses associated with that Property. Significant expenditures, such as mortgage payments, real estate taxes, insurance and maintenance costs, generally are fixed and do not decrease when revenues at the related property decrease.

IMPROVEMENTS TO LIFE SCIENCE FACILITIES ARE MORE COSTLY THAN TRADITIONAL OFFICE SPACE

     Our Properties contain generic infrastructure improvements that are more costly than other property types. These improvements include:

     -    reinforced concrete floors;
     -    upgraded roof loading capacity;
     -    significantly upgraded electrical, gas and plumbing infrastructure;
     -    heavy-duty HVAC systems; and
     -    laboratory benches.

     Although we have historically been able to reflect the additional investment in generic infrastructure improvements in higher rental rates, we cannot assure you that we will be able to continue to do so in the future.

WE MAY NOT BE ABLE TO SELL OUR PROPERTIES QUICKLY TO RAISE MONEY

     Investments in real estate are relatively illiquid. Accordingly, we may not be able to sell our Properties when we desire or at acceptable prices in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties held for fewer than four years. These limitations on our ability to sell our Properties may adversely affect our cash flows and our ability to make distributions to stockholders.

WE FACE SUBSTANTIAL COMPETITION IN OUR TARGET MARKETS

     The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

     -    insurance companies;
     -    pension and investment funds;
     -    partnerships;
     -    developers;
     -    investment companies; and
     -    other REITs.

     Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can manage. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic proximity of its investments. Competition from other entities also may reduce the number of suitable investment opportunities offered to us or may increase the bargaining power of property owners seeking to sell.

OUR PROPERTIES MAY HAVE DEFECTS UNKNOWN TO US

     All of our Properties have been under our management for less than five years, and we have owned a substantial majority of them for less than two years. Any of our Properties may have characteristics or deficiencies unknown to us that could adversely affect the Property's valuation or revenue potential.

IF WE FAIL TO QUALIFY AS A REIT, WE WOULD BE TAXED AT CORPORATE RATES AND WOULD NOT BE ABLE TO TAKE CERTAIN DEDUCTIONS WHEN COMPUTING OUR TAXABLE INCOME

     If in any taxable year we fail to qualify as a REIT:

     - we would be subject to federal income tax on our taxable income at regular corporate rates;
     - we would not be allowed a deduction for distributions to stockholders in computing taxable income;
     - unless we were entitled to relief under the Internal Revenue Code, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification; and
     - we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders.

     As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments in order to pay the applicable tax. Accordingly, funds available for investment or distribution to our stockholders would be reduced for each of the years involved.

     Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we believe that we have operated since January 1996 in a manner so as to qualify as a REIT, we cannot assure you that we are or will remain so qualified.

     In addition, although we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in an adverse manner.

     Although certain of our officers and directors have extensive experience in the acquisition, leasing, operation financing and development of real properties, prior to commencement of our operations, no officer had significant experience in operating a business in accordance with the requirements for maintaining qualification as a REIT under the Internal Revenue Code.

THERE ARE LIMITS ON THE OWNERSHIP OF OUR CAPITAL STOCK; A STOCKHOLDER MAY LOSE BENEFICIAL OWNERSHIP OF ITS SHARES OF OUR COMMON STOCK BECAUSE OF THE OWNERSHIP LIMITS

     The Internal Revenue Code provides that, in order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals or entities.

     In addition, our charter prohibits, with certain limited exceptions, direct or constructive ownership of shares of our capital stock representing more than 9.8% of the combined total value of outstanding shares of our capital stock by any person (the "Ownership Limit"). Our Board of Directors may exempt a stockholder from the Ownership Limit if, prior to the exemption, our Board of Directors receives any information it deems necessary to determine or ensure our status as a REIT.

     The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. A transfer of shares to a person who, as a result of the transfer, violates the Ownership Limit may be void or may be transferred to a trust, for the benefit of one or more qualified charitable organizations designated by us. In that case, the intended transferee will have only a right to share, to the extent of the transferee's original purchase price for such shares, in proceeds from the trust's sale of those shares.

THE OWNERSHIP LIMIT AND OTHER PROVISIONS OF OUR CHARTER MAY DELAY OR PREVENT TRANSACTIONS THAT WOULD OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS

     The Ownership Limit may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

     Our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock without any stockholder approval. The issuance of preferred stock could make it more difficult for another party to gain control of Alexandria.
 In addition, our Board of Directors could establish a series of preferred stock that could delay, defer or prevent a transaction that might involve a premium price for our common stock or otherwise be in the best interest of our common stockholders. Our Board of Directors could also establish a series of preferred stock that has a dividend preference, which may adversely affect our ability to pay dividends on our common stock.

OUR INSURANCE MAY NOT COVER ALL POTENTIAL LOSSES

     If we experience a loss at any of our Properties that is not covered by insurance or that exceeds our insurance policy limits, we could lose the capital invested in the affected Property and, possibly, future revenues from that Property. In addition, we would continue to be obligated on any mortgage indebtedness or other obligations related to the affected Properties.

     We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our Properties. We have obtained earthquake insurance for all of our Properties because many of them are located in the vicinity of active earthquake faults. We also carry environmental remediation insurance and have title insurance policies on all of our Properties. We obtain our title insurance policies when we acquire the Property. As a result, each policy covers an amount equal to the initial purchase price of each Property. Any one of our title insurance policies may be in an amount less than the current value of the related Property.

     We believe that our insurance policy specifications, insured limits and deductibles are consistent with those customarily carried for similar
properties.   In addition, we require our tenants to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure because they are either uninsurable or because it is not economical to insure against them. In addition, certain disaster-type insurance (covering catastrophic events) may not be available or may only be available at rates that, in the opinion of our management, are prohibitive.

WE COULD INCUR SIGNIFICANT COSTS COMPLYING WITH ENVIRONMENTAL LAWS

     Federal, state and local environmental laws and regulations may require us, as a current or previous owner or operator of real estate, to investigate and clean up hazardous or toxic substances or petroleum products released at or from any of our Properties. The cost of investigating and cleaning up contamination could be substantial. In addition, the presence of contamination, or the failure to properly clean it up, may adversely affect our ability to sell or rent an affected Property or to borrow funds using that Property as collateral.

     Under environmental laws and regulations, we may have to pay governmental entities or third parties for property damage and for investigation and clean-up costs incurred by those parties relating to contaminated Properties regardless of whether we knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, we may be held responsible for all of the clean-up costs. In addition, third parties may sue us for damages and costs resulting from environmental contamination from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials. These laws may impose fines and penalties on us for the release of asbestos-containing materials and may allow third parties to seek recovery from us for personal injury from exposure to asbestos fibers. We have detected asbestos-containing materials at some of our Properties, but we do not expect that it will result in material environmental costs or liabilities to us.

     Environmental laws and regulations also require the removal or upgrading of certain underground storage tanks and regulate:

     -    the discharge of storm water, wastewater and any water pollutants;
     -    the emission of air pollutants;
     - the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and
     -    workplace health and safety.

     Some of our tenants routinely handle hazardous substances and wastes as part of their operations at our Properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities. Environmental liabilities could also affect a tenant's ability to make rental payments to us. We require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our Properties.

     Independent environmental consultants have conducted Phase I or similar environmental assessments at all of our Properties. We anticipate that consultants will conduct similar environmental assessments on our future acquisitions. This type of assessment generally includes a site inspection, interviews and a public records review, but no subsurface sampling. These assessments and certain follow-up investigations of our Properties have not revealed any environmental liability that we believe would have a material adverse effect on our business or results of operations. The follow-up investigations included, as appropriate:

     -    asbestos surveys;
     -    radon surveys;
     -    lead surveys;
     -    additional public records review;
     -    subsurface sampling; and
     -    other testing.

     Nevertheless, it is possible that the assessments on our Properties have not revealed, or that the assessments on future acquisitions will not reveal, all environmental liabilities. Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants.


WE MAY INCUR SIGNIFICANT COSTS COMPLYING WITH THE AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

     Under the Americans with Disabilities Act, places of public accommodation and/or commercial facilities are required to meet federal requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our Properties to comply with this law.
In addition, our noncompliance could result in the imposition of fines or an award of damages to private litigants.

     A number of additional federal, state and local laws and regulations exist regarding access by disabled persons. These regulations may require modifications to our Properties or may affect future renovations. This may limit the overall returns on our investments.

     We believe that our Properties are substantially in compliance with the present requirements of the Americans with Disabilities Act and similar laws. We have not, however, conducted an audit or an investigation of all or our Properties to determine our compliance.

WE MAY INCUR SIGNIFICANT COSTS IF WE FAIL TO COMPLY WITH LAWS OR IF LAWS CHANGE

     Our Properties are subject to many federal, state and local regulatory requirements and to state and local fire and life-safety requirements. If we do not comply with all of these requirements, we may have to pay fines to governmental authorities or damage awards to private litigants.

     We believe that our Properties are currently in compliance with all of these regulatory requirements. We do not know whether these requirements will change or whether new requirements will be imposed. Changes in these regulatory requirements could require us to make significant unanticipated expenditures. These expenditures could have an adverse effect on us and our ability to make distributions to stockholders.

THE LOSS OF SERVICES OF ANY OF OUR EXECUTIVE OFFICERS COULD ADVERSELY AFFECT US

     We depend upon the services of our executive officers. The loss of services of any one of our executive officers could have an adverse effect on our business, financial condition and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of Life Science Facilities and with major Life Science Industry tenants. We have employment agreements with most of our executive officers, but we cannot assure you that our executive officers will remain employed with us.

WE MAY CHANGE OUR BUSINESS POLICIES WITHOUT STOCKHOLDER APPROVAL

     Our Board of Directors determines all of our business policies, with management's input, including our:

     -    status as a REIT;
     -    investment initiatives;
     -    growth management;
     -    debt incurrence;
     -    general financing;
     -    acquisition and selective development activities;
     -    shareholder distributions; and
     -    operations.

     Our Board of Directors may amend or revise these policies at any time without a vote of our stockholders. A change in these policies could adversely affect us and our ability to make distributions to our stockholders.

WE COULD BECOME HIGHLY LEVERAGED AND OUR DEBT SERVICE OBLIGATIONS COULD INCREASE

     Our organizational documents do not limit the amount of debt that we may incur. Therefore, we could become highly leveraged. This would result in an increase in our debt service obligations that could adversely affect our cash flow and our ability to make distributions to our stockholders.

     We have adopted a policy of incurring debt only if upon such incurrence our debt to total market capitalization ratio would not exceed 57.5%. Our total market capitalization is the market value of our capital stock, including interests exchangeable for shares of capital stock, plus total debt. Our Board of Directors could, however, change or eliminate this policy at any time.
Higher leverage also increases the risk of default on our debt obligations.

OUR DISTRIBUTIONS TO STOCKHOLDERS MAY DECLINE AT ANY TIME

     We may not continue our current level of distributions to stockholders. Our Board of Directors will determine future distributions based on a number of factors, including:

     -    our amount of cash available for distribution;
     -    our financial condition;
     - any decision by our Board of Directors to reinvest funds rather than to distribute such funds;
     -    our capital expenditures;
     - the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and
     -    other factors our Board of Directors deems relevant.

THE YEAR 2000 PROBLEM COULD DISRUPT OUR BUSINESS OPERATIONS

     The year 2000 problem results from an inability of computer systems to accurately recognize dates on and after January 1, 2000. The year 2000 problem could lead to significant disruptions in our operations and in our tenants' operations, which could adversely affect their ability to make rental payments to us.

     We have formed a Year 2000 Task Force to address the effects of the year 2000 problem on us. Our internal accounting systems have been tested and are currently working without year 2000 or systems-related problems. Some of our operations, however, are not currently year 2000 compliant, but we expect to be compliant by mid-1999. We are also evaluating our significant third-party vendors, our financial institutions and our major tenants for their year 2000 readiness.

     We have identified the following as the principal risks to us associated with the year 2000 problem:

     - disruption of our operations due to the failure of third parties, including tenants, vendors and financial institutions, to achieve year 2000 readiness; and
     - business interruption due to building system failures at our Properties.

     We are using internal staff and outside consultants to address our year 2000 problems. Our year 2000 costs to date have been minimal, and we do not expect future costs to be material. However, unexpected future costs could be significant. We cannot guarantee that all of our systems will be year 2000 compliant on time or that other companies on which we rely will be compliant in a timely manner. A failure in either case could result in material adverse effects on our financial condition and our results of operations.

POSSIBLE FUTURE SALES OF SHARES OF OUR COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

     We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock prevailing from time to time. Sales of substantial amounts of capital stock (including common stock issued upon the exercise of stock options), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

     As of December 31, 1998, some of our stockholders held registration rights with respect to 1,765,923 shares of our common stock. In addition, we have reserved for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan that number of shares of our common stock equal to 10% of the total number of shares outstanding at any time, provided that in no event may the number of shares of our common stock available for issuance under our stock option plan exceed 3,000,000 shares at any time.

     As of December 31, 1998, we had outstanding options to purchase 821,500 shares of our common stock, of which options to purchase 252,834 shares of our common stock were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under the stock option plan. In addition, any shares issued under our stock option plan will be available for sale in the public market from time to time without restriction by persons who are not our Affiliates (as defined in Rule 144 promulgated under the Securities Act). Affiliates will be able to sell shares of our common stock pursuant to exemptions from the registration requirements or upon registration.

FINANCIAL INFORMATION REGARDING INDUSTRY SEGMENTS AND OPERATIONS.

     We are involved only in the real estate industry segment within the United States, and we have no foreign operations. Accordingly, all financial statements contained in this report relate to the real estate industry segment. See "Item 2. Properties" and "Item 8. Financial Statements and Supplementary Data" for detailed financial information regarding our business.

EMPLOYEES

     As of December 31, 1998, we had 29 full-time employees and one part-time employee.

ITEM 2. PROPERTIES.

GENERAL.

     Our Properties range in size from approximately 15,000 to 250,000 square feet, are built to accommodate single or multiple tenants and are generally one or two story concrete tilt-up or block and steel frame structures. The exteriors typically resemble traditional suburban office properties, but interior infrastructures are designed to accommodate the needs of Life Science Industry tenants. These improvements typically are generic to Life Science Industry tenants rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are readily usable by a wide range of Life Science Industry tenants. Generic infrastructure improvements include:

     -    reinforced concrete floors;
     -    upgraded roof loading capacity;
     -    increased floor to ceiling heights;
     -    heavy-duty HVAC systems;
     -    advanced environmental control technology;
     -    significantly upgraded electrical, gas and plumbing infrastructure;
          and
     -    laboratory benches.

     We own fee simple title in each of our Properties, except with respect to:

     - 1311, 1401 and 1431 Harbor Bay Parkway, in which we own a commercial condominium interest, together with an undivided interest in the common areas of the project in which the Property is a part; and
     - Buildings 79 & 96, Charlestown Navy Yard, and 8000/9000/10000 Virginia Manor Road, in which we own ground leasehold interests.

     As of December 31, 1998, we had 158 leases with a total of 148 tenants, and 24 of our Properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have terms of 10 to 20 years. As of December 31, 1998:

     - approximately 78% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent;
     - approximately 17% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
     - approximately 83% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a consumer price index or other index; and
     - approximately 78% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

     Our leases also typically give us the right to review and approve tenant alterations to the Property. Generally, tenant-installed improvements remain our property after termination of the lease. However, we are permitted under the terms of most of our leases to require that the tenant remove the improvements and restore the premises to their original condition.

     As of December 31, 1998, we managed 41 of our Properties. The remaining Properties were managed by third-party professional management companies. We make all material decisions with respect to all of our Properties.

     The following table sets forth pertinent information with respect to our Properties as of December 31, 1998:


                                                                                         PERCENTAGE OF
                                                                                           AGGREGATE
                                                                            ANNUALIZED      PORTFOLIO
                                  YEAR BUILT/      RENTABLE    PERCENTAGE      BASE         ANNUALIZED
PROPERTIES                       RENOVATED (1)    SQUARE FEET  LEASED (2)   RENT (2)(3)     BASE RENT
----------                       -------------    -----------  ----------   -----------  -------------
 SAN DIEGO

 10933 North Torrey Pines          1971/1994         107,753       100%      $2,311,111       3.8%
    Road
    San Diego, CA


 11099 North Torrey Pines          1986/1996          86,962        95        2,048,151       3.4
    Road
    San Diego, CA

 3535 General Atomics Court        1986/1991          76,084       100        2,509,707       4.1
    San Diego, CA




 3565 General Atomics Court           1991            43,600       100        1,526,949       2.5
    San Diego, CA

 11025 Roselle Street                 1983            18,173       100          387,379       0.6
    San Diego, CA


 4757 Nexus Centre Drive              1989            67,050       100        2,107,557       3.4
    San Diego, CA

 6166 Nancy Ridge Drive               1997            29,333       100          638,633       1.0
    San Diego, CA

 10505 Roselle Street             late 1970's         16,000        38           51,120       0.1
    San Diego, CA

 3770 Tansy Street                    1978            13,000        --               --        --
    San Diego, CA

 SAN FRANCISCO BAY AREA

 1201 Harbor Bay Parkway              1983            61,015        74          692,660       1.1
    Alameda, CA


 1311 Harbor Bay Parkway              1984            27,745         66         273,057       0.4
    Alameda, CA

 1401 Harbor Pay Parkway           1986/1994          47,777       100          518,593       0.8
    Alameda, CA

 1431 Harbor Bay Parkway           1985/1994          68,711       100        1,413,968       2.3
    Alameda, CA


 819-863 Mitten Rd & 866           1962/1997         150,150        96        2,465,268       4.0
    Malcolm Road
    Burlingame, CA

 SEATTLE

 1102/1124 Columbia Street         1975/1997         210,163        95        5,380,147       8.8
    Seattle, WA ++



 3000/3018 Western Avenue          1929/1990          47,746       100        1,458,253       2.4
    Seattle, Washington

 3005 First Avenue                 1980/1990          70,647       100        1,888,515       3.1
    Seattle, Washington

 SUBURBAN WASHINGTON, D.C.

 300 Professional Drive               1989            47,588        51          474,523       0.8
    Gaithersburg, MD

 401 Professional Drive               1987            62,739       100        1,038,585       1.7
    Gaithersburg, MD

 25/35/45 West Watkins Mill        1989/1997         138,938       100        2,007,399       3.3
    Road
    Gaithersburg, MD

 708 Quince Orchard Road           1982/1997          49,225       100        1,191,608       2.0
    Gaithersburg, MD

 940 Clopper Road                     1989            44,464        84          513,769       0.8
    Gaithersburg, MD

 1401 Research Boulevard              1966            48,800       100          722,904       1.2
    Rockville, MD

 1500 East Gude Drive              1981/1986          45,989       100          624,334       1.0
    Rockville, MD

 3/3 1/2 Taft Court                1981/1986          24,460        15           36,602       0.1
    Rockville, MD

 1413 Research Boulevard           1967/1996         105,000       100        1,563,450       2.6
    Rockville, MD

 1550 East Gude Drive              1981/1995          44,500       100          596,006       1.0
    Rockville, MD


 1330 Piccard Drive                1978/1994         131,511       100        1,903,653       3.1
    Rockville, MD

 14225 Newbrook Drive                 1992           248,186       100        4,341,125       7.1
    Chantilly, VA

 8000/9000/10000
    Virginia Manor Road              1990           188,379        87        1,718,394       2.8
    Beltsville, MD

 10150 Old Columbia Road           1983/1997          75,500       100        1,087,002       1.8
    Columbia, MD

 19 Firstfield Road                   1974            25,175       100          417,446       0.7
    Gaithersburg, MD

 15020 Shady Grove Road               1987            41,062       100          706,188       1.2
    Gaithersburg, MD

 2001 Aliceanna Street            early 1950's       179,397        84          863,564       1.4
    Baltimore, MD



 50 West Watkins Mill Road            1988            57,410       100          677,438       1.1
    Gaithersburg, MD

 EASTERN MASSACHUSETTS

 Buildings 79 & 96
     Charlestown Navy Yard         1880/1991          24,940       100          710,000       1.2
     Boston, MA

 280 Pond Street                     1960's           24,867       100          401,295       0.7
    Randolph, MA

 60 Westview Street                   1975            39,909       100          480,000       0.8
    Lexington, MA

 377 Plantation Street                1993            92,711       100        2,185,284       3.6
    Worcester, MA

 620 Memorial Drive               1920's/1997         96,500       100        3,947,688       6.5
    Cambridge, MA

 NEW JERSEY/SUBURBAN
  PHILADELPHIA

 215 College Road               1968/1974/ 1984      110,666       100        1,253,463       2.1
    Paramus, NJ


 170 Williams Drive                1982/1994          37,000       100          536,500       0.9
    Ramsey, NJ

 100 Phillips Parkway             late 1960's         80,000        --               --        --
    Montvale, NJ

 5100/5110 Campus Drive               1989            42,782       100          509,090       0.8
    Plymouth Meeting, PA


 702 Electronic Drive              1983/1998          40,000       100          937,527       1.5
    Horsham, PA

 279 Princeton Parkway                1984            42,600       100          260,320       0.4
    Princeton, NJ


 SOUTHEAST

 100 Capitola Drive                     1986            66,861      97        1,019,490       1.7
    Durham, NC

 800 & 801 Capitola Drive               1985           119,916     100        1,479,246       2.4
    Durham, NC

 150/154 Technology Parkway          1976/1993/         37,080     100          675,560       1.1
    Norcross, GA                        1985

 5 Triangle Drive                       1981            32,120     100          486,825       0.8
    Research Triangle Park, NC


 Total/Weighted Average (14):                        3,588,154          92.9%           $61,037,346

                                                   ANNUALIZED
                                  ANNUALIZED          NET
                                  BASE RENT        EFFECTIVE
                                  PER LEASED        RENT PER
                                  SQUARE FOOT     LEASED SQUARE
PROPERTIES                            (3)            FOOT (4)          MAJOR TENANTS
----------                        -----------     -------------        -------------
 SAN DIEGO

 10933 North Torrey Pines           $21.45            15.93            The Scripps Research
    Road                                                                  Institute
    San Diego, CA                                                      Advanced Tissue Sciences,
                                                                          Inc.

 11099 North Torrey Pines           24.84             23.04            Agouron Pharmaceuticals,
    Road                                                                   Inc. (5)
    San Diego, CA                                                      Axys Pharmaceuticals, Inc.

 3535 General Atomics Court         32.99             32.02            The Scripps Research
    San Diego, CA                                                          Institute
                                                                       R.W.  Johnson Pharmaceutical
                                                                           Research
                                                                          Institute(6)
                                                                       Syntro Corporation(7)

 3565 General Atomics Court         35.02             35.02            Agouron Pharmaceuticals,
    San Diego, CA                                                         Inc. (5)

 11025 Roselle Street               21.32             18.68            Collateral Therapeutics, Inc.
    San Diego, CA                                                      Ciblex Corporation


 4757 Nexus Centre Drive            31.43             24.52            Matrix Pharmaceutical, Inc.
    San Diego, CA

 6166 Nancy Ridge Drive             21.77             19.78            Arena Pharmaceuticals, Inc.
    San Diego, CA

 10505 Roselle Street                8.52             8.52             Robert Prater Associates(8)
    San Diego, CA

 3770 Tansy Street                    --               --              Vacant(9)
    San Diego, CA

 SAN FRANCISCO BAY AREA

 1201 Harbor Bay Parkway            15.27             8.45             Avigen, Inc.
    Alameda, CA                                                        Ascend Communications, Inc.


 1311 Harbor Bay Parkway            14.95             14.31            Chiron Corporation
    Alameda, CA                                                        Therasense, Inc.

 1401 Harbor Pay Parkway            10.85             10.54            Chiron Diagnostics
    Alameda, CA

 1431 Harbor Bay Parkway            20.58             16.57            U.S. Food & Drug
    Alameda, CA                                                           Administration


 819-863 Mitten Rd & 866            17.03             14.96            Megabios Corp.
    Malcolm Road                                                       Mills Peninsula Medical Group,
    Burlingame, CA                                                     Inc.

 SEATTLE

 1102/1124 Columbia Street          26.97             26.30            Corixa Corporation
    Seattle, WA ++                                                     Fred Hutchinson Cancer
                                                                          Research Center
                                                                       Swedish Medical Center

 3000/3018 Western Avenue           30.54             25.35            University of Washington
    Seattle, Washington

 3005 First Avenue                  26.73             26.01            Dendreon Corporation
    Seattle, Washington

 SUBURBAN WASHINGTON, D.C.

 300 Professional Drive             19.64             19.57            Antex Biologics Inc.
    Gaithersburg, MD

 401 Professional Drive             16.55             16.55            Gillette Capital
    Gaithersburg, MD                                                      Corporation(10)

 25/35/45 West Watkins Mill         14.45             14.26            Genetic Therapy, Inc.(11)
    Road                                                               MedImmune, Inc.
    Gaithersburg,   MD

 708 Quince Orchard Road            24.21             15.08            Gene Logic, Inc.
    Gaithersburg, MD

 940 Clopper Road                   13.69             12.86            Immunomatrix, Inc.
    Gaithersburg, MD                                                   Lockheed Martin
                                                                          Federal Systems, Inc.

 1401 Research Boulevard            14.81             14.05            U.S. Bureau of Alcohol
    Rockville, MD                                                         Tobacco and Firearms

 1500 East Gude Drive               16.29             16.02            bioMerieux Vitek, Inc.
    Rockville, MD

 3/3 1/2 Taft Court                  9.68             9.68             bioMerieux Vitek, Inc.(12)
    Rockville, MD

 1413 Research Boulevard            14.89             13.32            U.S. Army Corps of
    Rockville, MD                                                         Engineers

 1550 East Gude Drive               $13.39           $13.39            Shire Pharmaceuticals Group
    Rockville, MD                                                         plc(13)


 1330 Piccard Drive                 14.48             14.47            Intracel Corporation
    Rockville, MD

 14225 Newbrook Drive               17.49             17.49            American Medical
    Chantilly, VA                                                         Laboratories, Inc.

 8000/9000/10000
    Virginia Manor Road            10.54             10.53            Digene Corporation
    Beltsville, MD                                                     North American Vaccine, Inc.

 10150 Old Columbia Road            14.40             13.48            North American Vaccine, Inc.
    Columbia, MD

 19 Firstfield Road                 16.58             16.58            Genetic Therapy, Inc. (11)
    Gaithersburg, MD

 15020 Shady Grove Road             17.20             7.87             Human Genome Sciences
    Gaithersburg, MD

 2001 Aliceanna Street               5.74             5.74             Maryland Economic
    Baltimore, MD                                                        Development Corporation
                                                                       The National Aquarium of
                                                                         Baltimore, Inc.

 50 West Watkins Mill Road          11.80             11.80            Federal Express Corporation
    Gaithersburg, MD

 EASTERN MASSACHUSETTS

 Buildings 79 & 96
     Charlestown Navy Yard          28.47             26.35            Diacrin, Inc.
     Boston, MA

 280 Pond Street                    16.14             16.14            Ares Advanced Technology,
    Randolph, MA                                                          Inc.

 60 Westview Street                 12.03             11.03            U.S. Environmental Protection
    Lexington, MA                                                         Agency

 377 Plantation Street              23.57             23.57            University of Massachusetts Phytera, Inc.
    Worcester, MA

 620 Memorial Drive                 40.91             40.91            Pfizer, Inc.
    Cambridge, MA

 NEW JERSEY/SUBURBAN
  PHILADELPHIA

 215 College Road                   11.33             11.10            Playtex Products, Inc.
    Paramus, NJ                                                        Synaptic Pharmaceutical
                                                                          Corporation

 170 Williams Drive                 14.50             14.50            Alteon Inc.
    Ramsey, NJ

 100 Phillips Parkway                 --               --              Vacant(9)
    Montvale, NJ

 5100/5110 Campus Drive             11.90             11.87            Gen Trak, Inc.
    Plymouth Meeting, PA                                               Biomol Research Laboratories,    Inc.
                                                                       Magainin Pharmaceuticals Inc.

 702 Electronic Drive               23.44             23.44            Cell Pathways, Inc.
    Horsham, PA

 279 Princeton Parkway               6.11              6.11            Coelacanth Corporation
    Princeton, NJ


 SOUTHEAST

 100 Capitola Drive                 15.77             10.38            American Social Health Association, Inc.
    Durham, NC                                                         Batelle Survey Research, Inc.

 800 & 801 Capitola Drive           12.34             11.05            Triangle Laboratories, Inc.
    Durham, NC                                                         Ventana Communications    Group, Inc.

 150/154 Technology Parkway         18.22             18.10            CytRx Corporation
    Norcross, GA                                                       Oread, Inc.

 5 Triangle Drive                   15.16             14.85            Mantech Environmental
    Research Triangle Park, NC                                         Technology, Inc.
                                                                       City Search, Inc.

 Total/Weighted Average (14):      $18.32            $16.96



  ++ Gross revenues from this Property for the year ended December 31, 1998 represent in excess of 10% of the aggregate gross revenues of the Company for such period.
 (1) Includes year in which construction was completed and, where applicable, year of most recent major renovation.
 (2) Based on all leases at the respective Property in effect as of December 31, 1998.
 (3) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1998 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases. This amount, divided by the rentable square feet leased at the Property as of December 31, 1998, is the Annualized Base Rent per Leased Square Foot.
 (4) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 1998, less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions. This amount, divided by the rentable square feet leased at the Property as of December 31, 1998, is the Annualized Net Effective Rent per Leased Square Foot.
 (5) Agouron Pharmaceuticals, Inc. and Warner-Lambert Company have entered into a merger agreement. The closing of the merger is subject to certain conditions, including the approval of the common stockholders of Agouron Pharmaceuticals, Inc. and the receipt of customary antitrust clearance. If approved, Agouron Pharmaceuticals, Inc. will become a wholly owned subsidiary of Warner-Lambert Company.
 (6) The R.W. Johnson Pharmaceutical Research Institute is a wholly owned subsidiary of Johnson & Johnson.
 (7) Syntro Corporation is a wholly owned subsidiary of Schering-Plough Corporation.
 (8) Robert Prater Associates will vacate the Property on or before April 1999, and the entire Property will be renovated.
 (9) This Property is currently under renovation.
(10) Gillette Capital Corporation is a wholly owned subsidiary of The Gillette Company, the guarantor of the lessee's obligations under the lease.
(11) Genetic Therapy, Inc. is a wholly owned subsidiary of Novartis AG.
(12) The unleased portion of this Property is currently under renovation.
(13) Shire Pharmaceuticals, plc subleases its space from Quest Diagnostics, Inc.
(14) Weighted Average based on a percentage of aggregate leased square feet.

LOCATION AND TYPE OF SPACE

     The following table sets forth, as of December 31, 1998, the gross revenues and type of space within our Properties by rentable square footage in each of our existing markets.

                           GROSS REVENUES AND TYPE OF SPACE


                                         TOTAL  RENTABLE       % OF TOTAL RENTABLE       ANNUALIZED        % OF ANNUALIZED
 GEOGRAPHIC AREA                         SQUARE FOOTAGE           SQUARE FOOTAGE         BASE RENT(1)          BASE RENT
 ---------------                         ---------------       -------------------       ------------      ---------------
 San Diego                                  457,955                   12.8%               $11,580,607           19.0%

 San Francisco Bay Area                     355,398                    9.9                  5,363,546            8.8

 Seattle                                    328,556                    9.2                  8,726,915           14.3

 Suburban Washington, D.C.                1,558,293                   43.4                 20,483,989           33.6

 Eastern Massachusetts                      278,927                    7.8                  7,724,267           12.6

 New Jersey/Suburban Philadelphia           353,048                    9.8                  3,496,900            5.7
 Southeast                                  255,977                    7.1                  3,661,122            6.0
                                          ---------                  -----                -----------          -----
      Total                               3,588,154                  100.0%               $61,037,346          100.0%
                                          ---------                  -----                -----------          -----
                                          ---------                  -----                -----------          -----

-------------
(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1998 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

TENANTS

     Our Properties are leased principally to tenants engaged in a variety of activities in the Life Science Industry. The following table sets forth information regarding leases with our 20 largest tenants based upon Annualized Base Rent as of December 31, 1998.

                                  20 LARGEST TENANTS


                                      REMAIN-                                                                         PERCENTAGE OF
                                        ING                                                PERCENTAGE                   AGGREGATE
                                      INITIAL   APPROXIMATE   PERCENTAGE                  OF AGGREGATE   ANNUALIZED     PORTFOLIO
                            NUMBER     LEASE     AGGREGATE   OF AGGREGATE   ANNUALIZED      PORTFOLIO  NET EFFECTIVE    ANNUALIZED
                              OF      TERM IN     RENTABLE       LEASED    BASE RENT (IN   ANNUALIZED     RENT (IN    NET EFFECTIVE
          TENANT            LEASES     YEARS    SQUARE FEET   SQUARE FEET  THOUSANDS)(1)    BASE RENT    THOUSANDS)(2)     RENT
          ------            ------    -------   -----------  ------------  -------------  ------------ -------------- -------------
 American Medical
    Laboratories, Inc.         1       18.0         248,186      7.4%             $4,341      7.1%         $4,341          7.7%

 Pfizer, Inc.                  1       13.3          96,500      2.9%              3,948      6.4%          3,948          7.0%

 Corixa Corporation(3)         2        1.0          83,534      2.5%              3,049      4.9%          2,917          5.2%
                                        1.4
                                        7.7

 Agouron Pharmaceuticals,      2        1.8          70,506      2.1%              2,309      3.8%          2,232          4.0%
    Inc.(4)                             2.8

 Matrix Pharmaceutical,        1       12.3          67,050      2.0%              2,108      3.5%         1,644           2.9%
    Inc.

 Intracel Corporation          1        8.1         131,511      3.9%              1,904      3.1%         1,903           3.4%

 Dendreon Corporation          1       10.0          70,647      2.1%              1,889      3.1%         1,837           3.3%

 Advanced Tissue
    Sciences, Inc.             2        1.7          84,524      2.5%              1,723      2.8%         1,390           2.5%

 U.S. Army Corps of            1        0.4         105,000      3.2%              1,563      2.6%         1,399           2.5%
    Engineers(5)                        2.8

 North American Vaccine, Inc.  2        3.8         110,531      3.3%              1,496      2.5%         1,427           2.5%
                                        9.3

 University of Washington      1        9.1          47,746      1.4%              1,458      2.4%         1,210           2.1%

 U.S. Food & Drug
    Administration             1       15.1          68,711      2.1%              1,414      2.3%         1,138           2.0%

 Fred Hutchinson Cancer
    Research Center            2        5.9          66,754      2.0%              1,395      2.3%         1,394           2.5%

 MedImmune, Inc.               2        7.9          84,668      2.5%              1,348      2.2%         1,338           2.4%

 R.W. Johnson Pharmaceutical
    Research Institute(6)      1        0.1          44,997      1.4%              1,334      2.2%         1,261           2.2%

 The Scripps Research          2        1.4          41,538      1.2%              1,334      2.2%         1,072           1.9%
    Institute                           2.7

 Axys Pharmaceuticals, Inc.    1        3.0          55,548      1.7%              1,266      2.1%         1,194           2.1%

 Gene Logic Inc.               1        8.9          49,225      1.5%              1,192      2.0%           742           1.3%

 Gillette Capital
    Corporation(7)             1        7.3          62,739      1.9%              1,039      1.7%         1,039           1.8%

 University of Massachusetts   1        4.3          33,244      1.0%                997      1.6%           997           1.8%
                             ---       ----       ---------     -----            -------     -----        ------          -----
 Total/Weighted Average(8)    27        8.2       1,623,159     48.6%            $37,107     60.8%        34,423          61.1%
                             ---       ----       ---------     -----            -------     -----        ------          -----
                             ---       ----       ---------     -----            -------     -----        ------          -----


(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1998 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

(2) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 1998 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions.

(3) Of the 83,534 rentable square feet leased to Corixa Corporation, portions of their leases with respect to 1,232 square feet, 12,305 square feet and 69,997 square feet are subject to expiration in May 1999, December 1999 and January 2005, respectively.

(4) Agouron Pharmaceuticals, Inc. and Warner-Lambert Company have entered into a merger agreement. The closing of the merger is subject to certain conditions, including the approval of the common stockholders of Agouron Pharmaceuticals, Inc. and the receipt of customary antitrust clearance. If approved, Agouron Pharmaceuticals, Inc. will become a wholly owned subsidiary of Warner-Lambert Company.

(5) Of the 105,000 rentable square feet leased to the U.S. Army Corps of Engineers, portions of their lease with respect to 30,000 square feet and with respect to 75,000 square feet are subject to expiration in 1999 and 2001, respectively.

(6) The R.W. Johnson Pharmaceutical Research Institute is a wholly owned subsidiary of Johnson & Johnson.

(7) Gillette Capital Corporation is a wholly owned subsidiary of The Gillette Company, the guarantor of the lessee's obligations under the lease.

(8)  Weighted Average based on percentage of aggregate leased square feet.


ITEM 3. LEGAL PROCEEDINGS.

     On August 10, 1998, we filed a demand for arbitration against Mr. Alan Gold, our former President, alleging various claims arising from his employment relationship and seeking declaratory relief. On October 8, 1998, Mr. Gold filed a response and alleged claims against us, arising from his employment relationship, which we also expect to be resolved in the arbitration. The arbitration is scheduled to take place April 19, 1999 through April 23, 1999.

     To our knowledge, no other litigation is pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance or which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On March 10, 1999, the last reported sales price per share of our common stock was $28-5/8, and there were approximately 127 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.


                                                                    Per Share
 Period(1)                                     High      Low       Distribution
 ---------                                  ---------  --------  --------------
 1997
 ----
 May 28, 1997 to June 30, 1997               22-1/4     20-5/8      $0.1275(2)

 Third Quarter                               28-9/16    21-5/8      $0.40

 Fourth Quarter                              31-7/8     26-5/8      $0.40

 1998
 ----
 First Quarter                               34-9/16    30-7/8      $0.40

 Second Quarter                              34-1/2     28-1/2      $0.40

 Third Quarter                               31-11/16   25-3/16     $0.40

 Fourth Quarter                              31-15/16   25-15/16    $0.40


--------------

(1) Period commencing on the date our common stock began trading on the NYSE and ending on December 31, 1998. Prior to our initial public offering in June 1997 and the 1,765.923 to 1 stock split in connection therewith, we paid the following dividends on our common stock during 1997: (1) February 3, 1997, $1,549.82 per share; (2) March 31, 1997, $750.01 per share; and
     (3) June 5, 1997, $475.00 per share.

(2) We paid a distribution of $0.1275 per share of our common stock on July 18, 1997 for the period May 28, 1997 through June 30, 1997, which is approximately equivalent to a quarterly distribution of $0.40 per share for the full calendar quarter.

     Future distributions on our common stock will be determined by our Board of Directors and will be dependent upon a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 95% of our taxable income, determined without regard to deductions for dividends paid and by excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet the distribution requirements. In that case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. We cannot assure you that we will make any future distributions.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                                                                 For the Period
                                                                                                                   October 27,
                                                                                                                      1994
                                                                                                                   (inception)
                                                                             Year ended December 31                  through
                                                              -------------------------------------------------    December 31,
                                                                  1998         1997        1996         1995          1994
                                                              ----------   ----------   ----------   ----------   -----------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Total revenue................................................ $    61,016   $   34,846   $   17,673   $    9,923   $    1,011
Total expenses...............................................      41,613       37,643       15,498        9,057        1,659
                                                              -----------   ----------   ----------   ----------   ----------
Income (loss) from operations................................      19,403       (2,797)       2,175          866         (648)
Charge in lieu of taxes......................................          --           --           --         (105)          --
                                                              -----------   ----------   ----------   ----------   ----------
Net income (loss)............................................ $    19,403   $   (2,797)  $    2,175   $      761   $     (648)
                                                              -----------   ----------   ----------   ----------   ----------
                                                              -----------   ----------   ----------   ----------   ----------
Net income (loss) per share of common stock (pro forma
  for 1997, pro forma and restated for 1996, 1995 and
  1994)
    - Basic.................................................. $      1.60   $    (0.35)  $     0.60   $     0.43   $    (0.37)
                                                              -----------   ----------   ----------   ----------   ----------
                                                              -----------   ----------   ----------   ----------   ----------
    - Diluted................................................ $      1.58   $    (0.35)  $     0.60   $     0.43   $    (0.37)
                                                              -----------   ----------   ----------   ----------   ----------
                                                              -----------   ----------   ----------   ----------   ----------
Weighted average shares of common stock outstanding
  (pro forma for 1997, pro forma and restated for 1996,
  1995 and 1994)(1)
    - Basic..................................................  12,098,959    8,075,864    3,642,131    1,765,923    1,765,923
                                                              -----------   ----------   ----------   ----------   ----------
                                                              -----------   ----------   ----------   ----------   ----------
    - Diluted................................................  12,306,470    8,075,864    3,642,131    1,765,923    1,765,923
                                                              -----------   ----------   ----------   ----------   ----------
                                                              -----------   ----------   ----------   ----------   ----------
Cash dividends declared per share of common stock (pro
  forma for 1997, pro forma and restated for 1996 and
  1995....................................................... $      1.60   $     1.60   $     0.87   $     0.51   $       --
                                                              -----------   ----------   ----------   ----------   ----------
                                                              -----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA (AT PERIOD END):
Rental properties - net of accumulated depreciation.......... $   471,907   $  227,076   $  146,960   $   54,353   $   54,366
Total assets................................................. $   530,296   $  248,454   $  160,480   $   58,702   $   58,600
Mortgage loans payable and unsecured line of credit.......... $   309,829   $   70,817   $  113,182   $   40,894   $   39,164
Total liabilities............................................ $   330,527   $   81,537   $  120,907   $   42,369   $   40,119
Mandatorily redeemable Series V Preferred Stock.............. $        --   $       --   $   25,042   $       --   $       --
Stockholders' equity......................................... $   199,769   $  166,917   $   14,531   $   16,333   $   16,481

OTHER DATA:

Net income (loss)............................................ $    19,403   $   (2,797)  $    2,175   $      761   $     (648)
Add:
Special bonus(2).............................................          --          353           --           --           --
Stock compensation(3)........................................          --        4,239           --           --           --
Post-retirement benefit(4)...................................          --          632          438           --           --
Acquisition LLC financing costs(5)...........................          --        6,973           --           --           --
Write-off of unamortized loan costs(6).......................          --        2,295           --           --           --
Depreciation and amortization................................      10,296        4,866        2,405        1,668           63
                                                              -----------   ----------   ----------   ----------   ----------
Funds from operations(7)..................................... $    29,699   $   16,561   $    5,018   $    2,429   $     (585)
                                                              -----------   ----------   ----------   ----------   ----------
                                                              -----------   ----------   ----------   ----------   ----------

Cash flows from operating activities......................... $    26,143   $    3,883   $   (1,646)  $      355   $    (1,024)
Cash flows from investing activities......................... $  (246,753)  $  (87,620)  $  (94,900)  $   (1,554)  $   (29,924)
Cash flows from financing activities......................... $   220,104   $   84,101   $   97,323   $      927   $    32,139
Number of properties owned at period end.....................          51           22           12            4             4
Rentable square feet of properties owned
  at period end..............................................   3,588,154    1,747,837    1,031,070      313,042       313,042
Occupancy of properties owned at period end..................         93%          97%          97%          96%           88%


(1) Pro forma shares of common stock outstanding for the years ended December 31, 1997 and 1996 include all shares outstanding after giving effect to the Offering, weighted for the period beginning from the date of the Offering, conversion of all series of preferred stock, the 1,765,923 to 1 stock split, the issuance of the stock grants and exercise of substitute stock options. Pro forma restated shares of common stock outstanding for the periods ended December 31, 1995 and 1994 also include shares outstanding after giving effect to the 1,765,923 to 1 stock split.

(2) Represents a $353,000 special bonus we paid to an officer of Alexandria in 1997 in connection with the Offering.

(3) Represents an accrual for $4,239,000 of non-recurring, non-cash compensation expense in 1997 relating to the issuance of stock options and stock grants. In connection with the Offering, the holders of options previously granted by Holdings under its 1994 stock option plans received options to purchase shares of our common stock in substitution for the Holdings options. These substitute options were exercised in connection with the Offering.

(4) This adjustment relates solely to the non-cash accrual of a one-time post-retirement benefit for an officer of Alexandria in 1997.

(5) In connection with the Offering, we acquired the membership interests in the Acquisition LLC for $58,844,000. The purchase price we paid for the Acquisition LLC exceeded the cost incurred by the Acquisition LLC to purchase the properties it owned by $6,973,000. This difference was accounted for as a financing cost.

(6) Of this amount, $2,147,000 represents the write-off of costs associated with debt we paid off in connection with the Offering, and $148,000 represents the write-off of costs associated with debt paid off in November 1997.

(7) We compute funds from operations ("FFO") in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper ("White Paper"). The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, and excluding amounts for extraordinary and non-recurring items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. For a more detailed discussion of FFO, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

     In June 1997, we completed an initial public offering of our common stock (the "Offering"). We issued 7,762,500 shares of our common stock in connection with the Offering (including shares issued in the related exercise of the underwriters' overallotment option) and raised $138.9 million, net of underwriting discounts and commissions, advisory fees and offering costs.

     Since the Offering, we have continued to devote substantially all of our resources to the acquisition, selective development and management of high quality, strategically located properties leased principally to tenants in the life science industry (we refer to these properties as "Life Science Facilities").

     In 1998, we:

     - Sold 1,150,000 shares of our common stock in May to PaineWebber Incorporated for inclusion in the PaineWebber Equity Trust REIT Series I, a unit investment trust. We received aggregate proceeds from this transaction, net of underwriting discounts and commissions, advisory fees and offering costs, of approximately $32.7 million.

     - Increased our borrowing capacity under our line of credit from $150 million to $250 million in August, thereby providing additional flexibility in pursuing acquisitions and funding tenant improvements and capital expenditures.

     - Acquired a total of 29 properties with approximately 1.8 million in rentable square feet, including two properties aggregating approximately 105,000 rentable square feet that will undergo major renovation.

     Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 51 properties we owned as of December 31, 1998, four were acquired in calendar year 1994, eight in 1996 (the "1996 Acquired Properties"), 10 in 1997 (the "1997 Acquired Properties") and 29 in 1998 (the "1998 Acquired Properties"). As a result of our acquisition activities, there were significant increases in total revenues and expenses for 1998 as compared to 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

     Rental revenue increased by $22.9 million, or 89%, to $48.5 million for 1998 compared to $25.6 million for 1997. The increase resulted primarily from the 1997 Acquired Properties being owned for a full period and the addition of the 1998 Acquired Properties. A portion of the increase was due to $277,000 in rental termination payments received in 1998 associated with leases at two of the properties. Rental revenue from the properties we acquired before January 1, 1997 (the "Same Properties") increased by $234,000, or 1.6%, due to increases in rental rates and occupancy.

     Tenant recoveries increased by $2.9 million, or 35%, to $11.3 million for 1998 compared to $8.4 million for 1997. The increase resulted primarily from the 1997 Acquired Properties being owned for a full period and the addition of the 1998 Acquired Properties. Tenant recoveries for the Same Properties increased by $149,000, or 2.8%, generally due to the improved identification and recovery of costs at certain properties.

     Interest and other income increased by $398,000, or 48%, to $1.2 million for 1998 compared to $836,000 for 1997, resulting primarily from $511,000 of interest income from a $6.0 million secured loan made in connection with the acquisition of one of the 1998 Acquired Properties. This increase was partially offset by a decrease in interest income resulting from a lower level of cash equivalents in 1998 compared to 1997, because cash equivalents had been used to acquire properties.

     Rental operating expenses increased by $4.6 million, or 52%, to $13.4 million for 1998 compared to $8.8 million for 1997. The increase resulted almost entirely from the 1997 Acquired Properties being owned for a full period and the addition of the 1998 Acquired Properties. Operating expenses for the Same Properties decreased by $145,000, or 2.5%, primarily due to lower premiums on our blanket property and liability insurance policies.

     The following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Same Properties (in thousands, except percentage data):


                                  FOR THE YEAR ENDED
                                       DECEMBER 31
                                 ----------------------
                                    1998      1997       CHANGE
                                 -------------------------------
GAAP BASIS:
Revenue                          $ 20,878  $ 20,432       2.2%
Rental operating expenses           5,616     5,761      -2.5%
                                 --------  --------      -----
Net operating income             $ 15,262  $ 14,671       4.0%
                                 --------  --------      -----
                                 --------  --------      -----
CASH BASIS (1):
Revenue                          $ 22,401  $ 21,520       4.1%
Rental operating expenses           5,616     5,761      -2.5%
                                 --------  --------      -----
Net operating income             $ 16,785  $ 15,759       6.5%
                                 --------  --------      -----
                                 --------  --------      -----

--------------

     (1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

     General and administrative expenses increased by $1.4 million, or 56%, to $3.9 million for 1998 compared to $2.5 million for 1997 due to owning a larger portfolio of properties in 1998 compared to 1997 and increased costs incurred as a result of being a public company for a full year.

     Interest expense increased by $7.0 million, or 100%, to $14.0 million for 1998 compared to $7.0 million for 1997. The increase resulted from indebtedness incurred to acquire the 1997 Acquired Properties and the 1998 Acquired Properties, offset by a reduction in ongoing interest expense due to the payoff of $72.7 million in secured notes payable in June 1997 with proceeds from the Offering.

     Special bonus of $353,000 in 1997 reflects a bonus we paid to an officer of Alexandria in connection with the Offering. Post retirement benefit expense of $632,000 in 1997 reflects an adjustment for the non-cash accrual associated with a one-time post retirement benefit for an officer of Alexandria. Stock compensation expense of $4.2 million was recorded in 1997 for the non-recurring, non-cash expense related to the stock grants and options we issued to our officers, directors and certain employees, principally in connection with the Offering.

     Acquisition LLC financing costs of $7.0 million in 1997 represent the portion of the purchase price of the membership interests in ARE
Acquisitions, LLC (the "Acquisition LLC") in excess of the cost incurred by the Acquisition LLC to acquire its three Life Science Facilities.

     Write-off of unamortized loan costs in 1997 represents the write-off of $2.1 million in loan costs associated with $72.7 million of secured notes we repaid with proceeds of the Offering and $148,000 in loan costs associated with the payoff of debt in November 1997.

     Depreciation and amortization increased by $5.4 million, or 110%, to $10.3 million for 1998 compared to $4.9 million for 1997. The increase resulted primarily from depreciation associated with the 1997 Acquired Properties being owned for a full period and the addition of the 1998 Acquired Properties.

     As a result of the foregoing, net income was $19.4 million for 1998 compared to a net loss of $2.8 million for 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

     Rental revenue increased by $12.7 million, or 98%, to $25.6 million for 1997 compared to $12.9 million for 1996. The increase resulted primarily from the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties. Rental revenue from the properties we acquired before January 1, 1996 (the "1997 Same Properties") increased by $180,000, or 2%. This increase resulted primarily from the conversion of 19,310 square feet of storage space to higher rent laboratory space at 10933 North Torrey Pines Road in October 1996.

     Tenant recoveries increased by $4.2 million, or 100%, to $8.4 million for 1997 compared to $4.2 million for 1996. The increase resulted primarily from the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties. Tenant recoveries for the 1997 Same Properties increased by $416,000, or 19%, due to an increase in operating expenses (particularly utilities) being passed through to the tenants.

     Interest and other income increased by $273,000, or 48%, to $836,000 for 1997 compared to $563,000 for 1996, resulting from an increase in interest income due to the investment of excess funds from the Offering and increased amounts in capital improvement reserve accounts.

     Rental operating expenses increased by $4.4 million, or 100%, to $8.8 million for 1997 compared to $4.4 million for 1996. The increase resulted almost entirely from the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties. Operating expenses for the 1997 Same Properties increased by $401,000, or 17%, primarily due to increased utility expenses (due to greater usage) which were passed through to the tenants.

     General and administrative expenses increased by $504,000, or 26%, to $2.5 million for 1997 compared to $2.0 million for 1996 due to our larger scope of operations and increased costs incurred as a result of being a public company.

     Interest expense increased by $716,000, or 11%, to $7.0 million for 1997 compared to $6.3 million for 1996. The increase resulted from indebtedness incurred to acquire the 1996 Acquired Properties and the 1997 Acquired Properties, offset by a reduction in ongoing interest expense due to the payoff of $72.7 million in secured notes payable in June 1997 with proceeds from the Offering.

     The amounts shown for special bonus, post-retirement benefit expense, stock compensation expense, Acquisition LLC financing costs and write-off unamortized loan costs in 1997 relate primarily to transactions associated with the Offering. We have described them in the prior section under " - Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997."

     Depreciation and amortization increased by $2.5 million, or 104%, to $4.9 million for 1997 compared to $2.4 million for 1996. The increase resulted primarily from depreciation associated with the 1996 Acquired Properties being owned for a full period and the addition of the 1997 Acquired Properties.

     As a result of the foregoing, the net loss was $2.8 million for 1997 compared to net income of $2.2 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Net cash provided by operating activities for 1998 increased by $22.2 million to $26.1 million compared to $3.9 million for 1997. The increase resulted primarily from operating cash flows from the addition of the 1997 Acquired Properties and the 1998 Acquired Properties.

     Net cash used in investing activities increased by $159.2 million to $(246.8) million for 1998 compared to $(87.6) million for 1997. The increase resulted from $200.6 million used for the acquisition of the 1998 Acquired Properties, $21.2 million used for additions to rental properties, $18.9 million used for additions to land under development and $6.0 million used for the addition of a note receivable made in connection with the acquisition of one of the 1998 Acquired Properties.

     Net cash provided by financing activities increased by $136.0 million to $220.1 million for 1998 compared to $84.1 million for 1997. This increase resulted from $35.2 million in net proceeds from secured debt, $171.0 million in borrowings under our unsecured line of credit, $32.7 million in net proceeds from the issuance of our common stock and $386,000 in net proceeds from the exercise of stock options, partially offset by payments of $19.2 million in dividends payable on our common stock.

COMMITMENTS

     We are committed to complete the construction of a building and certain related improvements in San Diego, California at a remaining cost of approximately $4.9 million under the terms of two leases. In addition, we are committed to complete the construction of a building and certain related improvements in Gaithersburg, Maryland at a remaining cost of between $7.8 million and $16.8 million (depending on the level of improvements to the facility elected by the tenant) under the terms of a lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

     We are also committed to fund approximately $11.1 million for investments in limited partnerships and rental properties, including the construction of tenant improvements under the terms of various leases. Of this amount, approximately $3.2 million has been set aside in restricted cash accounts to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements) at 1102/1124 Columbia Street and 3000/3018 Western Avenue.

RESTRICTED CASH

     As of December 31, 1998, we had $9.9 million in cash and cash equivalents, including $7.5 million in restricted cash. Restricted cash consists of the following (in thousands):

                                                                       Amount
                                                                     ----------
Reserve for tenant improvements established
    pursuant to leases at two of our properties (1)                  $   3,220
Funds held in trust as additional security
    required under the terms of two of our
    secured notes payable                                                3,360
Security deposit funds based on the terms
    of certain lease agreements                                            911
                                                                     ---------
                                                                     $   7,491
                                                                     ---------
                                                                     ---------

--------------

     (1) Of this amount, $2.1 million was returned to us in January 1999 upon the completion of tenant improvements at 3000/3018 Western Avenue.

SECURED DEBT

     Secured debt as of December 31, 1998 consists of the following (dollars in thousands):

                                                               BALANCE AT            STATED INTEREST           MATURITY
           COLLATERAL                                       DECEMBER 31, 1998              RATE                   DATE
--------------------------------------------------------------------------------------------------------------------------
3535/3565 General Atomics Court,                             $   17,578                    9.00%             December 2014
     San Diego, CA
1431 Harbor Bay Parkway,                                          8,500                   7.165%             January 2014
     Alameda, CA
1102/1124 Columbia Street,                                       20,729                    7.75%             May 2016
     Seattle, WA
100/800/801 Capitola Drive,                                      12,547                    8.68%             December 2006
     Durham, NC
14225 Newbrook Drive, Chantilly,                                 36,326                    7.22%             May 2008
     VA and 3000/3018 Western Avenue,
     Seattle, WA
620 Memorial Drive,                                              20,149                    9.125%            May 2007
     Cambridge, MA (1)
                                                            -----------
                                                            $   115,829
                                                            -----------
                                                            -----------

--------------
          (1) The balance shown includes an unamortized premium of $2,262 so that the effective rate of the loan is 7.25%.

     The following is a summary of the scheduled principal payments for our secured debt as of December 31, 1998 (in thousands):

                        YEAR                                        AMOUNT
                        ----                                  ----------------
                        1998                                  $          3,000
                        1999                                             2,907
                        2000                                             3,145
                        2001                                             3,395
                        2002                                             3,666
                     Thereafter                                         97,454
                                                              ----------------
                      Subtotal                                         113,567
                 Unamortized premium                                     2,262
                                                              ----------------
                                                              $        115,829
                                                              ----------------
                                                              ----------------

UNSECURED LINE OF CREDIT

     Alexandria has an unsecured line of credit which provides for borrowings of up to $250 million. Prior to August 1998, our line of credit provided for borrowings of up to $150 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

     The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets.
Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of December 31, 1998, borrowings under the line of credit were limited to approximately $214,000,000, and carried a weighted average interest rate of 6.48%.

     The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

     In September 1998, we entered into an interest rate swap agreement with BankBoston, N.A. (the "Bank") to hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million and interest received is calculated at one month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

OTHER RESOURCES AND LIQUIDITY REQUIREMENTS

     On May 29, 1998, we sold 1,150,000 shares of our common stock to PaineWebber Incorporated for inclusion in the PaineWebber Equity Trust REIT Series I, a unit investment trust. The shares were issued at a price of $30.5625 per share (before discounts and commissions) resulting in aggregate proceeds to us, net of offering costs of $2.4 million, of approximately $32.7 million.

     We expect to continue meeting our short-term liquidity and capital requirements generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to make distributions necessary to enable us to continue qualifying as a real estate investment trust. We also believe that net cash provided by operations will be sufficient to fund our recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

     We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development activities, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness, including borrowings under the line of credit, and the issuance of additional debt and/or equity securities.

EXPOSURE TO ENVIRONMENTAL LIABILITIES

     In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities.

CAPITAL EXPENDITURES, TENANT IMPROVEMENTS AND LEASING COSTS

     The following table shows total and weighted average per square foot capital expenditures, tenant improvements and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants or are revenue-enhancing) for the years ended December 31, 1998, 1997, 1996 and 1995, attributable to leases that commenced at our properties after our acquisition.

                                                               TOTAL/
                                                              WEIGHTED
                                                               AVERAGE          1998          1997           1996          1995
                                                           ---------------   ----------   -----------      ---------      --------
 CAPITAL EXPENDITURES:
      Weighted average square feet in portfolio             5,112,759         2,891,863     1,342,216        563,901       314,779
      Property related capital expenditures                $1,086,000        $  341,000    $  547,000     $  181,000      $ 17,000
      Per weighted average square foot in portfolio        $     0.21        $     0.12    $     0.41     $     0.32      $   0.05

 TENANT IMPROVEMENTS AND LEASING COSTS:
      RETENANTED SPACE:
      Retenanted square feet                                  359,470            88,181        40,953        180,398        49,938
      Tenant improvements and leasing costs                $2,438,000        $  478,000    $  164,000     $1,220,000      $576,000
      Per square foot leased                               $     6.78        $     5.42    $     4.00     $     6.76 $       11.53

      RENEWAL SPACE:
      Renewal square feet                                     119,417            77,038         1,232         25,063        16,084
      Tenant improvements and leasing costs                $  117,000        $   69,000    $       -      $       -       $ 48,000
      Per square foot leased                               $     0.98        $     0.90    $              $               $   2.98

     Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants. We maintain an active preventive maintenance program at each of our properties to minimize required capital improvements.

     Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, the type of lease (renewal tenant or retenanted space), the involvement of external leasing agents and overall competitive market conditions.

INFLATION

     As of December 31, 1998, approximately 78% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 17% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 83% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on the consumer price index or other index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under the unsecured line of credit.

IMPACT OF THE YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of our computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, provide building services or engage in similar normal business activities.

     We rely on computer technologies to operate our business. In October 1998, we formed an internal task force to identify, assess and evaluate our critical systems to determine which year 2000 related problems may cause system errors or failures. We have identified three major areas as critical systems: (i) internal accounting systems, (ii) systems of significant tenants, vendors and financial institutions; and (iii) internal building systems at our properties. We have engaged consulting professionals from a nationally recognized accounting firm to review our plans and assist us with our solutions.

     The following discussion of our year 2000 project contains numerous forward-looking statements based on inherently uncertain information. The cost of our evaluation and the date on which we plan to complete our internal evaluation and related remediation projects are based on our best estimates. We derived these estimates using a number of assumptions of future events, including the continued availability of internal and external resources, third-party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may be materially different from those anticipated. Moreover, although we believe that we will be operating in a year 2000 compliant manner prior to December 31, 1999, there can be no assurance that any failure to modify a critical system would not have a material adverse effect on our operations.

READINESS

     Our year 2000 project is designed to ensure that all critical systems have been evaluated and will be suitable for continued use into and beyond the year 2000. We expect to have completed our identification and initial evaluation of critical systems in the first quarter of 1999, and we expect we will have implemented substantially all of the necessary remedial actions by mid-1999.

     We have completed our review of our internal accounting systems. Our most significant accounting systems, our general ledger system and our accounts payable system, are currently year 2000 compliant. The systems will be tested, but we do not anticipate year 2000 problems. Our billing system is currently not year 2000 compliant. We have been notified by the vendor that they will be distributing the year 2000 compliant upgrade to the software at no additional cost by June 1999. Once we receive this upgrade, the software will be tested for compatibility and year 2000 compliance.

     We place a high degree of reliance on computer systems of third parties, such as tenants, vendors and financial institutions. Although we are assessing the readiness of these third parties, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on our operations. We have surveyed our most significant third-party vendors and financial institutions, and all surveyed indicated that they have implemented year 2000 programs. We are currently in the process of surveying all major vendors and suppliers for their year 2000 readiness. In addition, we are in the process of surveying our significant tenants for their year 2000 readiness and expect to complete such tenant assessments in the first quarter of 1999. We are continually participating in such surveys with new tenants, vendors and other third-party suppliers. If future risk assessments of third-party suppliers or tenants indicate significant exposure from a supplier's year 2000 problem, such supplier or tenant will be asked to demonstrate how such problems will be addressed. We believe that we have viable alternatives for each of our major vendors.

     The final critical system the task force is evaluating consists of internal systems in our properties that may have embedded microprocessors with potential year 2000 problems, mainly building systems, including heating, ventilation and air conditioning systems, elevators and security systems. We are in the process of identifying the areas and systems that use embedded microprocessors and will determine whether any modification or replacement is necessary. We anticipate using the services of outside experts to assist us with this phase of our year 2000 project. The evaluation of these areas is in process and is expected to be completed in the first quarter of 1999, and any required modifications are expected to be made by mid-1999.

COST

     We do not expect our year 2000 project costs, including the costs of any remedial activities and outside experts, to be material. The aggregate cost of purchasing conversion packages for the accounting systems and the cost to survey tenants, vendors and financial institutions are not expected to be material. In addition, any costs incurred to replace or upgrade building systems will constitute property maintenance costs, and are therefore generally recoverable from the tenants pursuant to the terms of their existing leases.

RISKS

     We believe that the principal risks associated with the year 2000 issue include the risk of disruption of our operations due to operational failures of third parties, including tenants, vendors and financial institutions, and the risk of business interruption due to building system failures. We do not believe that the risk of disruptions due to operational failures of vendors or financial institutions is significant, because our major vendors and financial institutions are currently year 2000 compliant, and we believe we have viable alternatives for such suppliers. If any of our major tenants do not become year 2000 compliant on schedule, such tenant's operations and financial condition could be adversely affected, which may impact the tenant's ability to meet its rent obligations. Similarly, if our building systems failed due to year 2000 problems, services to our properties and tenants, such as mechanical and security services, could be interrupted, resulting in potential rent disputes with the tenants. We believe, however, that our early involvement in identifying, assessing and evaluating our critical systems should minimize the risk of year 2000 problems to our operations.

CONTINGENCY PLANS

     We believe that development of contingency plans for significant exposures to potential year 2000 problems are integral to our planning process. Once we have completed our identification and evaluation of critical systems and have completed the subsequent remedial action phase, we will again assess our exposure to year 2000 problems. Based on this assessment, we intend to develop appropriate contingency plans for the systems. Because we anticipate being substantially year 2000 compliant by mid-1999, we believe that adequate time exists to ensure that alternatives can be developed, assessed and implemented prior to the end of 1999. Based on our assessment of the success or adequacy of these alternatives, we intend to develop contingency plans. We cannot give assurance, however, that failure to develop an alternative or an appropriate contingency plan would not have a material adverse effect on our operations.

FUNDS FROM OPERATIONS

     We believe that funds from operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of the

National Association of Real Estate Investment Trusts ("NAREIT") in its March 1995 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, and excluding amounts for extraordinary and non-recurring items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "-Cash Flows" for information regarding these measures of cash flow).

     The following table presents our FFO for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                                                         YEAR ENDED DECEMBER 31
                                                                             ----------------------------------------------
                                                                             1998                  1997                1996
                                                                             ----                  ----                ----
 Net income (loss)                                                          $19,403              $(2,797)             $2,175
 Add:
      Special bonus                                                              -                   353                   -
      Stock compensation                                                         -                 4,239                   -
      Post-retirement benefit                                                    -                   632                 438
      Acquisition LLC financing costs                                            -                 6,973                   -
      Write-off of unamortized loan costs                                        -                 2,295                   -
      Depreciation and amortization                                         10,296                 4,866               2,405
                                                                           -------               -------              ------
 Funds from Operations                                                     $29,699               $16,561              $5,018
                                                                           -------               -------              ------
                                                                           -------               -------              ------

PROPERTY AND LEASE INFORMATION

    The following table is a summary of our property portfolio as of December 31, 1998 (dollars in thousands):


                                                      NUMBER OF                               ANNUALIZED BASE      OCCUPANCY
                                                     PROPERTIES       RENTABLE SQUARE FEET         RENT            PERCENTAGE
                                                     ----------       --------------------    ---------------      ----------
REGION:
Suburban Washington D.C.                                 17                1,533,833             $20,917             94.5%(1)
California - San Diego                                    7                  428,955              11,529             98.9%
California - San Francisco Bay                            6                  355,398               5,364             91.4%(1)
Southeast                                                 4                  255,977               3,661             99.1%(1)
New Jersey/Suburban Philadelphia                          5                  273,048               3,497            100.0%
Eastern Massachusetts                                     5                  278,927               7,724            100.0%
Washington - Seattle                                      3                  328,556               8,727             96.7%
                                                         --                ---------             -------            -----
Subtotal                                                 47                3,454,694              61,419             96.2%
Renovation/Repositioning Properties                       4                  133,460                  88              7.3%
                                                         --                ---------             -------            -----
Total                                                    51                3,588,154             $61,507             92.9%
                                                         --                ---------             -------            -----
                                                         --                ---------             -------            -----

-----------------
1) All, or substantially all, of the vacant space is office or warehouse space.

     The following table shows certain information with respect to the lease expirations of our properties as of December 31, 1998:

                                                PERCENTAGE OF     ANNUALIZED BASE
    YEAR OF       NUMBER OF    SQUARE FOOTAGE     AGGREGATE      RENT OF EXPIRING
     LEASE        EXPIRING      OF EXPIRING    PORTFOLIO LEASE        LEASES
  EXPIRATION       LEASES          LEASES        SQUARE FOOT     (PER SQUARE FOOT)
  ----------      ---------    --------------  ---------------   -----------------
     1999            47             332,161         10.0%             $ 18.08
     2000            26             383,600         11.5%             $ 16.89
     2001            22             424,382         12.7%             $ 18.93
     2002            11             118,086          3.5%             $ 14.25
     2003            17             366,782         11.0%             $ 15.46
  Thereafter         35           1,706,942         51.5%             $ 19.43

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

     In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts.

     Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreement, the effects of interest rate changes are reduced. Based on interest rates at December 31, 1998, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.4 million. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.4 million. A 1% increase interest rates on our secured debt and interest rate swap agreement would decrease their fair value by approximately $7.7 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreement would increase their fair value by approximately $8.8 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

     These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and interest rate swap agreement. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 15, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 15, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 15, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 15, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  FINANCIAL STATEMENTS AND SCHEDULES

          The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

                                                                            PAGE
                                                                            ----
     Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .  F-1

     Audited Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 1998 and 1997 . . . . .  F-2
     Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  F-3
     Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  F-4
     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  F-5
     Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  F-6

     Schedule III - Consolidated Financial Statement of Rental Properties
     and Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . F-23

     (B)  REPORTS ON FORM 8-K.

          On November 20, 1998, Alexandria filed a Current Report on Form 8-K, dated November 20, 1998, to report the acquisition of certain properties.

     (C)  EXHIBITS.


 EXHIBIT
 NUMBER                             EXHIBIT
 -------                            -------
3.1++   Articles of Amendment and Restatement of Alexandria
3.2++   Certificate of Correction of Alexandria
3.3++   Amended and Restated Bylaws of Alexandria
3.4     Amendment to Amended and Restated Bylaws of Alexandria
4.1+    Specimen Certificate representing shares of Common Stock
10.1*   Second Amendment to the Executive Employment Agreement and General and
        Special Release by and between Alexandria and Jerry M.  Sudarsky, dated
        May 30, 1997
10.2*   Amended and Restated Executive Employment Agreement by and between
        Alexandria and Joel S. Marcus, dated January 5, 1994, and amended as of
        March 28, 1997
10.3+++ Executive Employment Agreement between Alexandria and James H.
        Richardson, dated July 31, 1997
10.4*** Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated May 20, 1998
10.5    Severance Agreement between Alexandria and Lynn Anne Shapiro, dated
        January 1, 1999
10.6    Executive Employment Agreement between Alexandria and Vincent R.
        Ciruzzi, dated April 20, 1998



 EXHIBIT
 NUMBER                             EXHIBIT
 -------                            -------
10.7*   Registration Rights Agreement by and between Alexandria and Health
        Science Properties Holding Corporation, dated June 2, 1997
10.8**  Amended and Restated 1997 Stock Award and Incentive Plan of Alexandria
10.9+   Form of Non-Employee Director Stock Option Agreement for use in
        connection with options issued pursuant to the 1997 Stock Option Plan
10.10+  Form of Incentive Stock Option Agreement for use in connection with
        Options issued pursuant to the 1997 Stock Option Plan
10.11+  Form of Nonqualified Stock Option Agreement for use in connection with
        Options issued pursuant to the 1997 Stock Option Plan
10.12*+ First Amended and Restated Revolving Loan Agreement among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the
        Other Borrowers Then or Thereafter a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto, and
        BankBoston, N.A., dated August 4, 1998
10.13   First Amendment to First Amended and Restated Revolving Loan Agreement
        among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE
        Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party
        Thereto, the Banks therein named and BankBoston, N.A., dated October
        21, 1998
10.14   Form of International Swap Dealers Association, Inc. Master Agreement
        and related Schedule and Confirmation between BankBoston, N.A. and
        Alexandria, dated as of August 31, 1998
12.1    Computation of Consolidated Ratio of Earnings to Combined Fixed Charges
        and Preferred Stock Dividends
21.1    List of Subsidiaries of Alexandria
23.1    Consent of Ernst & Young LLP
27.1    Financial Data Schedule

--------------
+ Incorporated by reference to Alexandria's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997
* Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998
** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998
*** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998, filed with the Commission on August 18, 1998
*+ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Commission on November 13, 1998

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALEXANDRIA REAL ESTATE EQUITIES, INC.


Dated:  March 12, 1999                  By:       /s/ JOEL S. MARCUS
                                            -----------------------------------
                                                     Joel S. Marcus
                                                Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry M. Sudarsky, Joel S. Marcus and Peter J. Nelson, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURES                                       TITLE                                        DATE
              ----------                                       -----                                        ----
        /s/ Jerry M. Sudarsky                   Chairman of the Board of Directors                    March 12, 1999
        -----------------------------
          Jerry M. Sudarsky


          /s/ Joel S. Marcus                    Chief Executive Officer (Principal Executive          March 12, 1999
        -----------------------------           Officer) and Director
            Joel S. Marcus


       /s/ James H. Richardson                  President and Director                                March 12, 1999
        -----------------------------
         James H. Richardson


         /s/ Peter J. Nelson                    Chief Financial Officer, Senior Vice                  March 12, 1999
        -----------------------------           President, Treasurer and Secretary (Principal
           Peter J. Nelson                      Financial and Accounting Officer)


          /s/ Joseph Elmaleh                    Director                                              March 12, 1999
        -----------------------------
            Joseph Elmaleh


       /s/ Richard B. Jennings                  Director                                              March 12, 1999
        -----------------------------
         Richard B. Jennings


           /s/ Viren Mehta                      Director                                              March 12, 1999
        -----------------------------
             Viren Mehta



              SIGNATURES                                       TITLE                                        DATE
              ----------                                       -----                                        ----
         /s/ David M. Petrone                   Director                                              March 12, 1999
        -----------------------------
           David M. Petrone


        /s/ Anthony M. Solomon                  Director                                              March 12, 1999
        -----------------------------
          Anthony M. Solomon


          /s/ Alan G. Walton                    Director                                              March 12, 1999
        -----------------------------
            Alan G. Walton

                                      S-2
\

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. Our audits also included the consolidated financial statement
Schedule III, rental properties and accumulated depreciation. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the financial information set forth therein.

                                                           /s/ Ernst & Young LLP


Los Angeles, California
January 23, 1999,
   except for Note 15, as to which
   the date is February 23, 1999

             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     DECEMBER 31
                                                                                 1998            1997
                                                                              ---------------------------
ASSETS
Rental properties, net                                                        $   471,907    $    227,076
Land under development                                                             21,839           2,894
Cash and cash equivalents                                                           1,554           2,060
Tenant security deposits and other restricted cash                                  7,491           6,799
Secured note receivable                                                             6,000               -
Tenant receivables and deferred rent                                                8,479           3,630
Other assets                                                                       13,026           5,995
                                                                              -----------    ------------
Total assets                                                                  $   530,296    $    248,454
                                                                              -----------    ------------
                                                                              -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable (includes unamortized premium of $2,262 in 1998)        $   115,829    $     47,817
Unsecured line of credit                                                          194,000          23,000
Accounts payable, accrued expenses and tenant security deposits                    15,663           6,158
Dividends payable                                                                   5,035           4,562
                                                                              -----------    ------------
                                                                                  330,527          81,537

Commitments and contingencies                                                           -              -

Stockholders' equity:
   Common stock, $0.01 par value per share, 100,000,000 shares authorized;
     12,586,263 and 11,404,631 shares issued and
     outstanding at December 31, 1998 and 1997, respectively                          126             114
   Additional paid-in capital                                                     199,643         173,735
   Retained earnings (accumulated deficit)                                              -          (6,932)
                                                                              -----------    ------------
Total stockholders' equity                                                        199,769         166,917
                                                                              -----------    ------------
Total liabilities and stockholders' equity                                    $   530,296    $    248,454
                                                                              -----------    ------------
                                                                              -----------    ------------

SEE ACCOMPANYING NOTES.

             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31
                                                                      1998                 1997                1996
                                                                 ------------------------------------------------------
Revenues:
   Rental                                                        $     48,469         $     25,622         $     12,941
   Tenant recoveries                                                   11,313                8,388                4,169
   Interest and other income                                            1,234                  836                  563
                                                                 ------------         ------------         ------------
                                                                       61,016               34,846               17,673
Expenses:
   Rental operations                                                   13,390                8,766                4,356
   General and administrative                                           3,894                2,476                1,972
   Interest                                                            14,033                7,043                6,327
   Stock compensation                                                       -                4,239                    -
   Post retirement benefit                                                  -                  632                  438
   Special bonus                                                            -                  353                    -
   Acquisition LLC financing costs                                          -                6,973                    -
   Write-off of unamortized loan costs                                      -                2,295                    -
   Depreciation and amortization                                       10,296                4,866                2,405
                                                                 ------------         ------------         ------------
                                                                       41,613               37,643               15,498
                                                                 ------------         ------------         ------------
Net income (loss)                                                $     19,403         $     (2,797)        $      2,175
                                                                 ------------         ------------         ------------
                                                                 ------------         ------------         ------------
Net income allocated to preferred stockholders                   $          -         $      3,038         $      1,590
                                                                 ------------         ------------         ------------
                                                                 ------------         ------------         ------------
Net income (loss) allocated to common stockholders               $     19,403         $     (5,835)        $        585
                                                                 ------------         ------------         ------------
                                                                 ------------         ------------         ------------
Net income (loss) per share of common stock (pro
   forma for 1997, pro forma and restated for 1996):
     - Basic                                                     $       1.60         $      (0.35)        $       0.60
                                                                 ------------         ------------         ------------
                                                                 ------------         ------------         ------------
     - Diluted                                                   $       1.58         $      (0.35)        $       0.60
                                                                 ------------         ------------         ------------
                                                                 ------------         ------------         ------------
Weighted average shares of common stock outstanding
   (pro forma for 1997, pro forma and restated for 1996):
     - Basic                                                       12,098,959            8,075,864            3,642,131
                                                                 ------------         ------------         ------------
                                                                 ------------         ------------         ------------
     - Diluted                                                     12,306,470            8,075,864            3,642,131
                                                                 ------------         ------------         ------------
                                                                 ------------         ------------         ------------


SEE ACCOMPANYING NOTES.

             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                      NUMBER OF                  NUMBER OF
                                                       SERIES T     SERIES T      SERIES U     SERIES U     NUMBER OF
                                                      PREFERRED     PREFERRED    PREFERRED     PREFERRED      COMMON
                                                        SHARES        STOCK        SHARES        STOCK        SHARES
                                                    -----------------------------------------------------------------
Balance at January 1, 1996 (restated)                      12    $        1             -        $    -     1,765,923
   Issuance of Series U preferred stock                     -             -           220           110             -
   Accretion on Series V preferred stock                    -             -             -             -             -
   Cash dividends on Series T, U, & V preferred             -             -             -             -             -
     stock
   Dividends declared on common stock                       -             -             -             -             -
   Net income                                               -             -             -             -             -
                                                    -----------------------------------------------------------------
Balance at December 31, 1996 (restated)                    12             1           220           110     1,765,923
   Accretion on Series V preferred stock                    -             -             -             -             -
   Cash dividends on Series T, U and V preferred            -             -             -             -             -
     stock
   Exercise of compensatory stock options and
     issuance of stock grants (including
     compensation expense of $4,161)                        -             -             -             -       209,615
   Issuance of common stock in connection with
     initial public offering, net of offering               -             -             -             -     7,762,500
     costs
   Conversion of Series V and Series U preferred            -             -          (220)         (110)    1,666,593
     stock
   Redemption of Series T preferred stock                 (12)           (1)            -             -             -
   Dividends declared on common stock                       -             -             -             -             -
   Net loss                                                 -             -             -             -             -
                                                    -----------------------------------------------------------------
Balance at December 31, 1997                                -             -             -             -    11,404,631
   Issuance of common stock, net of offering costs          -             -             -             -     1,150,000
   Exercise of stock options, net                           -             -             -             -        31,632
   Dividends declared on common stock                       -             -             -             -             -
   Net income                                               -             -             -             -             -
                                                    -----------------------------------------------------------------
Balance at December 31, 1998                                -        $    -             -        $    -    12,586,263
                                                    -----------------------------------------------------------------
                                                    -----------------------------------------------------------------
                                                                   ADDITIONAL
                                                       COMMON       PAID-IN     ACCUMULATED
                                                        STOCK       CAPITAL       DEFICIT       TOTAL
                                                    ---------------------------------------------------
Balance at January 1, 1996 (restated)               $       18   $   17,110    $     (796)   $   16,333
   Issuance of Series U preferred stock                      -            -             -           110
   Accretion on Series V preferred stock                     -         (933)            -          (933)
   Cash dividends on Series T, U, & V preferred              -            -          (665)         (665)
     stock
   Dividends declared on common stock                        -            -        (2,489)       (2,489)
   Net income                                                -            -         2,175         2,175
                                                    ---------------------------------------------------
Balance at December 31, 1996 (restated)                     18       16,177        (1,775)       14,531
   Accretion on Series V preferred stock                     -       (1,911)            -        (1,911)
   Cash dividends on Series T, U and V preferred             -            -        (1,127)       (1,127)
     stock
   Exercise of compensatory stock options and
     issuance of stock grants (including
     compensation expense of $4,161)                         2        4,190             -         4,192
   Issuance of common stock in connection with
     initial public offering, net of offering               78      138,812             -       138,890
     costs
   Conversion of Series V and Series U preferred            16       27,045             -        26,951
     stock
   Redemption of Series T preferred stock                    -            -             -            (1)
   Dividends declared on common stock                        -      (10,578)       (1,233)      (11,811)
   Net loss                                                  -            -        (2,797)       (2,797)
                                                    ---------------------------------------------------
Balance at December 31, 1997                               114      173,735        (6,932)      166,917
   Issuance of common stock, net of offering costs          12       32,701             -        32,713
   Exercise of stock options, net                            -          386             -           386
   Dividends declared on common stock                        -       (7,179)      (12,471)      (19,650)
   Net income                                                -            -        19,403        19,403
                                                    ---------------------------------------------------
Balance at December 31, 1998                        $      126   $  199,643     $       -    $  199,769
                                                    ---------------------------------------------------
                                                    ---------------------------------------------------

SEE ACCOMPANYING NOTES.

             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                                 1998         1997        1996
                                                             -----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                            $  19,403    $  (2,797)   $   2,175
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                   10,296        4,866        2,405
Stock option compensation                                            -        4,161            -
Changes in operating assets and liabilities:
   Tenant security deposits and other restricted cash             (692)      (1,214)      (4,371)
   Tenant receivables and deferred rent                         (4,849)      (2,298)        (502)
   Other assets                                                 (7,520)      (1,343)      (3,633)
   Accounts payable, accrued expenses and tenant security
     deposits                                                    9,505        2,508        2,280
                                                             -----------------------------------
Net cash provided by (used in) operating activities             26,143        3,883       (1,646)

INVESTING ACTIVITIES
Purchase of rental properties                                 (200,590)     (81,160)     (93,322)
Additions to rental properties                                 (21,218)      (3,566)      (1,578)
Additions to land under development                            (18,945)      (2,894)           -
Issuance of note receivable                                     (6,000)           -            -
                                                             -----------------------------------
Net cash used in investing activities                         (246,753)     (87,620)     (94,900)

FINANCING ACTIVITIES
Proceeds from secured notes payable                             36,500       15,360       77,260
Net proceeds from issuances of common stock                     32,713      138,919            -
Exercise of stock options                                          386            -            -
Proceeds from issuance of Series V preferred stock (net of
   issuance costs of $3,391)                                         -            -       24,109
Proceeds from issuance of Series U preferred stock                   -            -          110
Proceeds from unsecured line of credit                         171,000       25,500            -
(Decrease) increase in due to Health Science Properties
   Holding Corporation                                               -       (2,525)       2,420
Principal reductions on unsecured line of credit                     -       (2,500)      (4,000)
Principal reductions on secured notes payable                   (1,318)     (80,725)        (972)
Common dividends paid                                          (19,177)      (8,800)        (939)
Preferred dividends paid                                             -       (1,127)        (665)
Redemption of Series T preferred stock                               -           (1)           -
                                                             -----------------------------------
Net cash provided by financing activities                      220,104       84,101       97,323
Net (decrease) increase in cash and cash equivalents              (506)         364          777
Cash and cash equivalents at beginning of year                   2,060        1,696          919
                                                             -----------------------------------
Cash and cash equivalents at end of year                     $   1,554    $   2,060    $   1,696
                                                             -----------------------------------
                                                             -----------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest and financing
   costs, net of interest capitalized                        $  12,778    $  13,552    $   5,953
                                                             -----------------------------------
                                                             -----------------------------------

SEE ACCOMPANYING NOTES.

             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the acquisition, management, and selective development of properties for lease principally to participants in the life science industry (we refer to these properties as "Life Science Facilities"). As of December 31, 1998, our portfolio consisted of 51 properties in nine states with approximately 3,588,000 rentable square feet, compared to 22 properties in four states with approximately 1,748,000 rentable square feet as of December 31, 1997.

On June 2, 1997, we completed our initial public offering (the "Offering") of 6,750,000 shares of common stock. The Offering price was $20.00 per share, resulting in gross proceeds of $135,000,000. On June 26, 1997, the underwriters exercised their over-allotment option provided for in the Offering, and we issued an additional 1,012,500 shares of common stock, resulting in additional gross proceeds of $20,250,000. The aggregate net proceeds of the Offering (including exercise of the over-allotment option), net of underwriting discounts and commissions, advisory fees and offering costs, were approximately $138,890,000.

The following transactions also occurred in June 1997 in connection with the
Offering:

     - We repaid debt of approximately $77,723,000, including (i) mortgage debt of $72,698,000, (ii) debt of $2,500,000 outstanding under our prior unsecured line of credit, and (iii) debt of $2,525,000 to Health Science Properties Holding Corporation ("Holdings"). Holdings owned all of our common stock prior to the Offering and 14% of our common stock as of December 31, 1998.

     -   We obtained two new mortgage loans totaling $15,360,000.

     - We acquired an entity that owns three Life Science Facilities from affiliates of PaineWebber Incorporated, the lead managing underwriter for the Offering, for an aggregate purchase price of $58,844,000 (see
         Note 12).

     - Each previously outstanding share of our common stock was split into 1,765.923 shares of common stock. The share data as of and for the year ended December 31, 1996 has been restated to reflect the effects of the stock split.

     - All of the previously outstanding shares of Series T preferred stock were redeemed at their stated value ($1,200 in the aggregate) (see Note
         9).

     - All of the previously outstanding shares of Series U preferred stock and Series V preferred stock were converted into shares of common stock (7,354 shares in the aggregate for Series U and 1,659,239 shares in the aggregate for Series V) (see Notes 8 and 9).

     - Officers, directors and certain employees of Alexandria were granted an aggregate of 152,615 shares of our common stock. In addition, our officers, directors and certain employees were granted options to purchase 57,000 shares of our common stock in substitution for stock options previously issued by Holdings (see Notes 8 and 11). These options were exercised at a nominal exercise price in connection with the Offering.

     - Officers, directors and employees of Alexandria were granted options under the 1997 stock option plan to purchase an aggregate of 600,000 shares of our common stock at the Offering price (see Note 11).

     -   A special bonus of $353,000 was paid to an officer of Alexandria.


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RENTAL PROPERTIES AND LAND UNDER DEVELOPMENT

Properties and land under development are stated at the lower of cost or estimated fair value. Write-downs to estimated fair value would be recognized when impairment indicators are present and a property's estimated undiscounted future cash flows, before interest charges, are less than its book value. In that situation, we would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. Based on our assessment, no write-downs to estimated fair value were necessary for the periods presented.

The cost of maintenance and repairs is expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives.

Depreciation is provided using the straight-line method using estimated lives of 30 to 40 years for buildings and building improvements, 20 years for land improvements, and the term of the respective lease for tenant improvements.

RESTRICTED CASH

Restricted cash consists of the following (in thousands):

                                                             DECEMBER 31
                                                          1998        1997
                                                        -------------------
Reserve for tenant improvements established
  pursuant to leases at two of our properties           $3,220       $3,364
Funds held in trust as additional security
  required under the terms of two of our
  secured notes payable                                  3,360        1,966
Security deposit funds based on the terms
  of certain lease agreements                              911        1,469
                                                        -------------------
                                                        $7,491       $6,799
                                                        -------------------
                                                        -------------------

LOAN FEES AND COSTS

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense. Loan fees and costs, net of related amortization, totaled $3,424,000 and $1,350,000 as of December 31, 1998 and 1997, respectively.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RENTAL INCOME

Rental income from leases with scheduled rent increases, free rent and other rent adjustments are recognized on a straight-line basis over the respective lease term. We include amounts currently recognized as income, and expected to be received in later years, in tenant receivables and deferred rent on our consolidated balance sheet. Amounts received currently, but recognized as income in future years, are included in unearned rent on our consolidated balance sheet.

OTHER INCOME

Other income consists of interest income and other income associated with the operations of the properties. Interest income was $978,000, $588,000 and $118,000 in 1998, 1997 and 1996, respectively.

LEASING COMMISSIONS

Leasing commissions are amortized on a straight-line basis over the term of the related lease. Leasing commissions, net of related amortization, totaled $4,856,000 and $847,000 as of December 31, 1998 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because their maturity is less than three months. The carrying amount of our secured note receivable approximates fair value because the applicable interest rate approximates the market rate for this loan.

The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 1998 and 1997, the fair value of our secured notes payable was approximately $118,310,000 and $46,822,000, respectively.

NET INCOME (LOSS) PER SHARE

Historical per share data has not been presented for 1997 and 1996 because it is not meaningful due to the material changes in our capital structure as a result of the Offering. Instead, we have presented net income (loss) per share for these years on a pro forma basis, giving effect to the Offering and related transactions.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE (CONTINUED)

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

We have adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," and have restated pro forma net income per share for the year ended December 31, 1996. Basic and diluted net income per share are the same for 1997 because the stock options outstanding as of December 31, 1997 were antidilutive. There were no dilutive stock options on a pro forma basis for 1996.

The following table shows the computation of net income (loss) per share of common stock outstanding:

                                                                    YEAR ENDED DECEMBER 31
                                                          1998              1997             1996
                                                     ------------------------------------------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss)                                    $     19,403       $    (2,797)     $     2,175
                                                     ------------------------------------------------
                                                     ------------------------------------------------
Weighted average shares - basic (pro forma for
   1997, pro forma and restated for 1996)              12,098,959         8,075,864        3,642,131
Add: dilutive effect of stock options                     207,511                 -                -
                                                     ------------------------------------------------
Weighted average shares - diluted (pro forma for
   1997, pro forma and restated for 1996)              12,306,470         8,075,864        3,642,131
                                                     ------------------------------------------------
                                                     ------------------------------------------------
Net income (loss) per share - basic (pro forma for
   1997, pro forma and restated for 1996)            $       1.60       $     (0.35)     $      0.60
                                                     ------------------------------------------------
                                                     ------------------------------------------------
Net income (loss) per share - diluted (pro forma for
   1997, pro forma and restated for 1996)            $       1.58       $     (0.35)     $      0.60
                                                     ------------------------------------------------
                                                     ------------------------------------------------
Dividends declared per share (pro forma for
   1997, pro forma and restated for 1996)            $       1.60       $      1.60      $      0.87
                                                     ------------------------------------------------
                                                     ------------------------------------------------

                                      F-10

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OPERATING SEGMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments. Statement 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. Since we operate as a single segment, the implementation of Statement 131 did not have an impact on how we report our results of operations.

INCOME TAXES

As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and distribute all of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 1998, 1997 and 1996. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. For the years ended December 31, 1998 and 1996, we reported that none of our distributions with respect to common stock represented a return of capital for federal income tax purposes. For the year ended December 31, 1997, we reported that 37.6% of our distributions with respect to common stock represented a return of capital.

3. RENTAL PROPERTIES

Rental properties are as follows (in thousands):

                                              DECEMBER 31
                                         1998             1997
                                     ---------------------------
Land                                 $  76,254         $  43,485
Building and improvements              393,728           189,528
Tenant and other improvements           20,536             2,867
                                     ---------------------------
                                       490,518           235,880
Less accumulated depreciation          (18,611)           (8,804)
                                     ---------------------------
                                     $ 471,907         $ 227,076
                                     ---------------------------
                                     ---------------------------

Nine of the rental properties are encumbered by deeds of trust and assignments of rents and leases associated with the properties (see Note 6). The net book value of these properties as of December 31, 1998 is $174,185,000.

We lease space under noncancelable leases with remaining terms of one to 18 years.

A majority of our leases require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

We capitalize interest to properties under construction and renovation during the period the asset is undergoing activities to prepare it for its intended use. Total interest capitalized for the years ended December 31, 1998 and 1997 was $2,199,000 and $96,000, respectively. Total interest incurred for the years ended December 31, 1998, 1997 and 1996 was $16,232,000, $7,139,000
and $6,327,000, respectively.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 1998, are as follows (in thousands):

                   1999                           $          55,800
                   2000                                      50,759
                   2001                                      43,870
                   2002                                      38,459
                   2003                                      35,879
                   Thereafter                               190,190
                                                  -----------------
                                                  $         414,957
                                                  -----------------
                                                  -----------------

4. SECURED NOTE RECEIVABLE

In connection with the acquisition of a Life Science Facility in San Diego, California in March 1998, we made a $6,000,000 loan to the sole tenant of the property, fully secured by a first deed of trust on certain improvements at the property. The loan bears interest at a rate of 11% per year, payable monthly, and matures in March 2002. The loan is cross-defaulted to the lease with the sole tenant. Under certain circumstances, we may obtain title to the improvements that secure the loan, and, in such event, we may also require the sole tenant at the property to lease such improvements back from us for an additional rental amount.

5. UNSECURED LINE OF CREDIT

Alexandria has an unsecured line of credit which provides for borrowings of up to $250 million. Prior to August 1998, our line of credit provided for borrowings of up to $150 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of December 31, 1998, borrowings under the line of credit were limited to approximately $214,000,000, and carried a weighted average interest rate of 6.48%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

We enter into interest rate swap agreements to modify the interest characteristics of our outstanding debt. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount").

In September 1998, we entered into an interest rate swap agreement with BankBoston, N.A. (the "Bank") to hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million and interest received is calculated at one month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. We are exposed to loss in the event the Bank is unable to perform under the swap agreement or in the event one month LIBOR is less than 5.43%.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. When adopted, Statement 133 will require us to recognize all derivatives on the balance sheet at fair value. Based on the definitions provided in Statement 133, our interest rate swap agreement will be classified as a cash flow hedge, with changes in the fair value recorded as an adjustment to comprehensive income, which will be a separate component of shareholders' equity.

6. SECURED NOTES PAYABLE

Secured notes payable consists of the following (in thousands):

                                                                              DECEMBER 31
                                                                     ------------------------------
                                                                         1998             1997
                                                                     -------------    -------------
9% note, due December 2014, secured by 3535/3565 General
   Atomics Court, San Diego, CA                                      $    17,578      $    18,050
7.75% note, due May 2016, secured by 1102/1124 Columbia
   Street, Seattle, WA                                                    20,729           21,267
7.165% note, due January 2014, secured by 1431 Harbor Bay
   Parkway, Alameda, CA                                                    8,500            8,500
8.68% note, due December 2006, secured by 100/800/801
   Capitola Drive, Durham, NC                                             12,547                -
7.22% note, due May 2008, secured by 14225 Newbrook Avenue,
   Chantilly, VA and 3000/3018 Western Avenue, Seattle, WA                36,326                -
9.125% note due May 2007, with an effective interest rate
   of 7.25% (includes unamortized premium of $2,262), secured
   by 620 Memorial Drive, Cambridge, MA                                   20,149                -
                                                                     -------------    -------------
                                                                     $   115,829      $    47,817
                                                                     -------------    -------------
                                                                     -------------    -------------

All of our secured notes payable, except for the note secured by 1431 Harbor Bay Parkway, require monthly payments of principal and interest. The note secured by 1431 Harbor Bay Parkway required monthly payments of interest through December 31, 1998 and requires both monthly payments of interest and semi-annual principal payments beginning January 1999.

Future principal payments due on secured notes payable as of December 31, 1998, are as follows (in thousands):

             1999                                 $ 3,000
             2000                                   2,907
             2001                                   3,145
             2002                                   3,395
             2003                                   3,666
             Thereafter                            97,454
                                                 --------
             Subtotal                             113,567
             Unamortized premium                    2,262
                                                 --------
                                                 $115,829
                                                 --------
                                                 --------

7. ISSUANCE OF COMMON STOCK

On May 29, 1998, we sold 1,150,000 shares of our common stock to PaineWebber Incorporated for inclusion in the PaineWebber Equity Trust REIT Series I, a unit investment trust. The shares were issued at a price of $30.5625 per share (before discounts and commissions) resulting in aggregate proceeds to us, net of offering costs of $2.4 million, of approximately $32.7 million.

8. NON-CASH TRANSACTIONS

During 1998, we assumed two secured notes payable in connection with the acquisition of the following properties (in thousands):

                                                             100/800/801          620 Memorial
                                                           Capitola Drive             Drive
                                                         ------------------    ------------------
      Purchase price (including closing and
         transaction costs)                                    $  18,387             $  40,194
      Cash paid for the properties                                 5,755                19,996
                                                         ------------------    ------------------
      Secured notes payable assumed                            $  12,632             $  20,198
                                                         ------------------    ------------------
                                                         ------------------    ------------------

Stock compensation expense in 1997 represents non-cash compensation expense associated with stock grants and stock options issued to our officers, directors and certain employees in connection with the Offering (see Note 11).

In connection with the Offering in 1997, all previously outstanding shares of Series U preferred stock and Series V preferred stock were converted into shares of common stock (see Note 1). The common stock issued was recorded at the book value of the Series U preferred stock and the Series V preferred stock (an aggregate of $27,061,000).

9. PREFERRED STOCK AND EXCESS STOCK

SERIES V CUMULATIVE CONVERTIBLE PREFERRED STOCK

Prior to the Offering, we had 27,500 shares of manditorily redeemable Series V cumulative convertible preferred stock outstanding. The stated value of each share was $1,000. In connection with the Offering, the shares were converted into 1,659,239 shares of common stock. The conversion rate was computed to provide for an internal rate of return on the stated value of each share equal to 20%, considering cash received from prior dividends.

Prior to conversion, Series V preferred stockholders were entitled to dividends at an annual rate of 10% of the stated value per share during the first twelve dividend periods or such larger amount as would be payable on an as converted basis if the Series V preferred stock were converted to common stock. Dividends were cumulative and payable in quarterly equal installments on March 31, June 30, September 30, and December 31 of each year. Offering costs associated with the issuance of the Series V preferred stock in 1996 were deducted from the proceeds of the issuance. Until the conversion of the Series V preferred stock into shares of common stock in 1997, we accreted the amount of the offering costs and the difference between the minimum yield requirement on the Series V preferred stock (20% per annum) and the minimum dividend payment as a charge to additional paid-in capital.

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

PREFERRED STOCK AND EXCESS STOCK AUTHORIZATIONS

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock and 200,000,000 shares of "excess stock" (as defined), none of which was issued and outstanding at December 31, 1998.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

We currently are not subject to any material legal proceedings or claims, nor are we aware of any material legal proceedings or claims being threatened.

POST-RETIREMENT BENEFIT

In 1997, in connection with the Offering, an officer of Alexandria retired. In connection with the officer's retirement, we agreed to pay a post-retirement benefit equal to $150,000 for each of the first three years following the Offering, and $90,000 per year (plus an annual increase of 2% per year) thereafter for the remainder of the longer of the executive's life and the life of the executive's spouse as of the date of the agreement. In 1997 and 1996, a post-retirement expense was recorded for past services equal to $632,000 and $438,000, respectively (pursuant to a prior agreement). As of December 31, 1998 and 1997, the accrued liability for post-retirement benefit was $1,110,000 and $1,037,000, respectively. For the years ended December 31, 1998 and 1997, we paid $150,000 and $75,000, respectively, under the retirement agreement, of which $77,000 and $42,000, respectively, represented interest.

EMPLOYEE RETIREMENT SAVINGS PLAN

Effective January 1, 1997, we adopted a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code ("Code") whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides that we match the employees' contributions, which amounted to $89,000 and $36,000, respectively, for the years ended December 31, 1998 and 1997. Employees who participate in the plan are immediately vested in their contributions and in the matching contributions of the company.

CONCENTRATION OF CREDIT RISK

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 1998, we had 158 leases with a total of 148 tenants, and 24 of our 51 properties were leased to a single tenant. At December 31, 1998, our three largest tenants accounted for approximately 18.4% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits. As of December 31, 1998, we have $6.1 million in irrevocable letters of credit available from certain tenants as security deposits for 15 leases.

COMMITMENTS

We are committed to complete the construction of a building and certain related improvements in San Diego, California at a remaining cost of approximately $4.9 million under the terms of two leases. In addition, we are committed to complete the construction of a building and certain related improvements in Gaithersburg, Maryland at a remaining cost of between $7.8 million and $16.8 million (depending on the level of improvements to the facility elected by the tenant) under the terms of a lease. Under the terms of the lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

We are also committed to fund approximately $11.1 million for investments in limited partnerships and rental properties, including the construction of tenant improvements under the terms of various leases. Of this amount, approximately $3.2 million has been set aside in restricted cash accounts to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements) at 1102/1124 Columbia Street and 3000/3018 Western Avenue.

11. STOCK OPTION PLANS AND STOCK GRANTS

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and director stock options, stock grants and stock appreciation rights. Under APB 25, because the exercise price of employee and director stock options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

1997 STOCK OPTION PLAN

In connection with the Offering, we adopted a stock option and incentive plan (the "1997 Stock Option Plan") for the purpose of attracting and retaining the best personnel, providing for additional incentives, and promoting the success of the company by providing employees the opportunity to acquire common stock. Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. Employee options vest ratably in three annual installments from the date of grant. Non-employee director options are exercisable immediately upon the date of grant.

The options outstanding under the 1997 Stock Option Plan expire at various dates through November 2008. As of December 31, 1998, a total of 379,793 shares were reserved for the granting of future options under the 1997 Stock Option Plan.

Although we have elected to follow APB 25, pro forma information regarding net income and net income (loss) per share is required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." This information has been determined as if we had accounted for our employee stock options under the fair value method under Statement
123. The fair value of the options issued under the 1997 Stock Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997:

                                                                  1998                1997
                                                           -------------------------------------
     Risk-free interest rate                                      4.66%              5.82%
     Dividend yield                                               5.2%                5.5%
     Volatility factor of the expected market price               24.5%              28.7%
     Weighted average expected life of the options               5 years            5 years

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                                  1998                 1997
                                                           --------------------------------------
     Pro forma net income (loss)                           $       18,299     $         (3,096)
     Pro forma net income (loss) per share:
          - Basic                                          $         1.51     $          (0.38)
          - Diluted                                        $         1.49     $          (0.38)

A summary of the stock option activity under our 1997 Stock Option Plan, and related information for the years ended December 31, 1998 and December 31, 1997 follows:

                                                    1998                           1997
                                        ------------------------------    ------------------------
                                                       WEIGHTED                       WEIGHTED
                                                        AVERAGE                        AVERAGE
                                            STOCK      EXERCISE            STOCK      EXERCISE
                                           OPTIONS       PRICE            OPTIONS       PRICE
                                        ---------------------------    ---------------------------
     Outstanding-beginning of year         701,000      $  20.80                   -    $      -
     Granted                               290,500         31.00           701,000         20.80
     Exercised                             (57,333)        20.00                   -           -
     Forfeited                            (112,667)        20.64                   -           -
                                        ---------------------------    ---------------------------
     Outstanding-end of year               821,500      $  24.49           701,000      $  20.80
                                        ---------------------------    ---------------------------
                                        ---------------------------    ---------------------------
     Exercisable at end of year            252,834      $  23.33            30,000      $  20.00
                                        ---------------------------    ---------------------------
                                        ---------------------------    ---------------------------

     Weighted-average fair value of
     options granted                                    $   4.88                        $   2.93
                                                     --------------                 --------------
                                                     --------------                 --------------

Exercise prices for options outstanding as of December 31, 1998 range from $20.00 to $32.94. The weighted average contractual life of options outstanding is 8.8 years.

PRIOR STOCK OPTION PLAN

Prior to the Offering, we had a ten-year incentive and nonqualified stock option plan for certain of our employees and non-employee directors.

Under this prior plan, holders of options to purchase common stock of Holdings granted under stock option plans of Holdings ("Holdings Stock Options") were eligible, under certain circumstances (including the Offering), to receive substitute stock options of Alexandria in substitution for previously granted Holdings Stock Options. As such, in connection with the Offering, our officers, directors and certain employees received substitute stock options to purchase 57,000 shares of our common stock under the prior plan. These substitute stock options were exercised in connection with the Offering at a nominal exercise price. No further stock options were issued under the prior plan. In connection with the issuance of the substitute stock options, we recognized $1,187,000 of stock compensation expense in 1997.

No compensation expense was recorded with respect to Holdings Stock Options issued during the year ended December 31, 1996 since they were issued with an exercise price equal to the then fair market value of the Holdings common stock.

STOCK GRANTS

In connection with the Offering, we granted our officers, directors and certain employees an aggregate of 152,615 shares of common stock. As a result of the grants, we recorded stock compensation expense of $3,052,000.

12. PURCHASE OF ACQUISITION LLC

During January 1997, we assigned our right to purchase three Life Science Facilities to an entity (the "Acquisition LLC") owned by affiliates of PaineWebber Incorporated ("PaineWebber"), the lead managing underwriter of the Offering. In January 1997, the Acquisition LLC acquired the three Life Science Facilities for $51,871,000 from unaffiliated sellers. In connection with the Offering, we acquired 100% of the membership interests in the Acquisition LLC from the PaineWebber affiliates.

The purchase price we paid for the membership interests ($58,844,000) exceeded the cost incurred by the Acquisition LLC to acquire the properties ($51,871,000). The excess of this purchase price over the cost of the Acquisition LLC to acquire the properties ($6,973,000) is reflected as a financing cost in 1997 in our consolidated statement of operations.

13. RELATED PARTY TRANSACTIONS

During 1998, 1997 and 1996, we incurred $2,762,000, $3,358,000 and
$1,708,000, respectively, for legal services provided by a firm of which a minority shareholder of Holdings is a member.

During 1998, 1997 and 1996, we were reimbursed $270,000, $21,000 and $18,000, respectively, for payroll, accounting and office space incurred on behalf of Holdings.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of consolidated financial information on a quarterly basis for 1998 and 1997:

                                                                         QUARTER
                                             ---------------------------------------------------------------
                                                  FIRST          SECOND             THIRD            FOURTH
                                             ---------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
----
Revenues                                     $   11,696        $   15,160        $   15,811        $  18,349
Net income                                   $    4,635        $    4,724        $    5,117        $   4,927
Net income per share:
     - Basic                                 $     0.41        $     0.40        $     0.41        $    0.39
     - Diluted                               $     0.40        $     0.39        $     0.40        $    0.39

1997
----
Revenues                                     $    7,161        $    7,743         $    9,677       $   10,265
Net (loss) income                            $     (143)       $  (10,989)        $    4,126       $    4,209
Net(loss) income per pro forma share
   (restated for the first and second
   quarters):
     - Basic                                 $    (0.04)       $    (1.80)        $     0.36       $     0.37
     - Diluted                               $    (0.04)       $    (1.80)        $     0.36       $     0.36


15. SUBSEQUENT EVENT

On February 23, 1999, we completed a follow-on offering of 1,150,000 shares of common stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $28.125 per share resulting in aggregate proceeds, net of underwriters' discount and commissions, advisory fees and offering costs, of approximately $29.6 million.


             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                                  SCHEDULE III
 CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF RENTAL PROPERTIES AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)

                                                        INITIAL COSTS              COSTS
                                              -------------------------------   CAPITALIZED
                                      SQUARE                  BUILDINGS AND    SUBSEQUENT TO
     PROPERTY NAME                   FOOTAGE       LAND       IMPROVEMENTS      ACQUISITION
----------------------------------------------------------------------------------------------
10933 N. Torrey Pines Road           107,753    $   3,903     $      5,960      $     1,051
11099 N. Torrey Pines Road            86,962        2,663           10,649            1,629
3535 General Atomics Court            76,084        2,651           18,046              152
3565 General Atomics Court            43,600        1,227            9,554                -
11025 Roselle Street                  18,173          463            1,840              691
4757 Nexus Centre Drive               67,050        2,548           13,648                -
6166 Nancy Ridge Drive                29,333          733            2,273            1,708
10505 Roselle Street                  16,000          443            1,699               42
3770 Tansy Street                     13,000          650            1,375               65
1311 Harbor Bay Parkway               27,745          775            1,917              139
1401 Harbor Bay Parkway               47,777        1,200            3,880               35
1431 Harbor Bay Parkway               68,711        1,800            9,731               86
1201 Harbor Bay Parkway               61,015        1,507            5,357              880
819/863 Mitten Road                  150,150        4,751           12,612               79
1102/1124 Columbia Street            210,163        6,566           23,528            5,615
3005 First Avenue                     70,647        2,119           11,275              752
3000/3018 Western Avenue              47,746        1,432            7,497            2,499
150/154 Technology Parkway            37,080          370            4,191               28
100 Capitola Drive                    66,861          334            5,795              100
800/801 Capitola Drive               119,916          570           11,688              398
5 Triangle Drive                      32,120          161            3,410               90
1413 Research Boulevard              105,000        2,317            9,611              373
300 Professional Drive                47,558          871            5,362               57
401 Professional Drive                62,739        1,129            6,940               20
25/35/45 West Watkins Mill Road      138,938        3,281           14,416               50
1550 East Guide Drive                 44,500          775            4,122              167
1330 Piccard Drive                   131,511        2,800           11,533              196
708 Quince Orchard Road               49,225        1,267            3,031            4,526
940 Clopper Road                      44,464          900            2,732              306
1401 Research Boulevard               48,800        1,533            4,391              219
1500 East Gude Drive                  45,989          690            3,609              120
3 & 3 1/2 Taft Court                  24,460          367            1,949              246
8000/9000/10000 Virginia Manor Road  188,379            -           13,679               28
10150 Old Columbia Road               75,500        1,510            5,210            1,499




                                                     TOTAL COSTS
                                      ---------------------------------------------
                                                     BUILDINGS AND                   ACCUMULATED                         YEAR
     PROPERTY NAME                        LAND       IMPROVEMENTS        TOTAL     DEPRECIATION(1)    ENCUMBRANCES      BUILT
-------------------------------------------------------------------------------------------------------------------
10933 N. Torrey Pines Road             $   3,903    $      7,011       $   10,914     $    1,228     $          -     1971/1994
11099 N. Torrey Pines Road                 2,663          12,278           14,941          1,959                -     1986/1996
3535 General Atomics Court                 2,651          18,198           20,849          2,575           11,557     1986/1991
3565 General Atomics Court                 1,227           9,554           10,781          1,287            6,021     1986/1991
11025 Roselle Street                         463           2,531            2,994             96                -        1983
4757 Nexus Centre Drive                    2,548          13,648           16,196            616                -        1989
6166 Nancy Ridge Drive                       733           3,981            4,714             67                -        1997
10505 Roselle Street                         443           1,741            2,184             20                -    late 1970's
3770 Tansy Street                            650           1,440            2,090             13                -        1978
1311 Harbor Bay Parkway                      775           2,056            2,831            110                -        1984
1401 Harbor Bay Parkway                    1,200           3,915            5,115            215                -     1986/1994
1431 Harbor Bay Parkway                    1,800           9,817           11,617            529            8,500     1985/1994
1201 Harbor Bay Parkway                    1,507           6,237            7,744            191                -        1983
819/863 Mitten Road                        4,751          12,691           17,442            292                -     1962/1997
1102/1124 Columbia Street                  6,566          29,143           35,709          1,749           20,729     1975/1997
3005 First Avenue                          2,119          12,027           14,146             81                -     1980/1990
3000/3018 Western Avenue                   1,432           9,996           11,428            215           36,326     1929/1990
150/154 Technology Parkway                   370           4,219            4,589             75                -   1976/1985/1993
100 Capitola Drive                           334           5,895            6,229            161                -        1986
800/801 Capitola Drive                       570          12,086           12,656            279           12,547        1985
5 Triangle Drive                             161           3,500            3,661             48                -        1981
1413 Research Boulevard                    2,317           9,984           12,301            626                -     1967/1996
300 Professional Drive                       871           5,419            6,290            321                -        1989
401 Professional Drive                     1,129           6,960            8,089            424                -        1987
25/35/45 West Watkins Mill Road            3,281          14,466          17,747             842                -     1989/1997
1550 East Guide Drive                        775           4,289            5,064            186                -     1981/1995
1330 Piccard Drive                         2,800          11,729           14,529            487                -     1978/1994
708 Quince Orchard Road                    1,267           7,557            8,824            449                -     1982/1997
940 Clopper Road                             900           3,038            3,938            118                -        1989
1401 Research Boulevard                    1,533           4,610            6,143            168                -        1966
1500 East Gude Drive                         690           3,729            4,419            121                -     1981/1986
3 & 3 1/2 Taft Court                         367           2,195            2,562             61                -     1981/1986
8000/9000/10000 Virginia Manor Road            -          13,707           13,707            362                -        1990
10150 Old Columbia Road                    1,510           6,709            8,219            127                -     1983/1997



             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                            SCHEDULE III (CONTINUED)
 CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF RENTAL PROPERTIES AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)

                                                                             COSTS
                                                 INITIAL COSTS             CAPITALIZED
                                         -------------------------------
                               SQUARE                   BUILDINGS AND     SUBSEQUENT TO
     PROPERTY NAME            FOOTAGE        LAND       IMPROVEMENTS       ACQUISITION
---------------------------------------------------------------------------------------
19 Firstfield Road             25,175          376            3,192               42
15020 Shady Grove Road         41,062          840            3,115               34
2001 Aliceanna Street         179,397        1,848            6,120              108
50 West Watkins Mill Road      57,410          859            4,149               39
14225 Newbrook Drive          248,186        4,800           27,639              356
5100/5110 Campus Drive         42,782          654            4,234               38
702 Electronic Drive           40,000          600            3,110            3,062
215 College Road              110,666        1,943            9,764               63
170 Williams Drive             37,000          740            4,506               54
100 Phillips Parkway           80,000        1,840            2,298              139
279 Princeton Road             42,600        1,075            1,438                7
79/96 Charlestown Navy Yard    24,940            -            6,247               13
280 Pond Street                24,867          622            3,053               38
60 Westview Street             39,909          960            3,032               32
377 Plantation Street          92,711        2,351           14,173                6
620 Memorial Drive             96,500        2,440           37,754               53
                            ------------------------------------------------------------
                            3,588,154    $  76,254     $    386,334      $    27,930
                            ------------------------------------------------------------
                            ------------------------------------------------------------
                                               TOTAL COSTS                      COSTS
                              ---------------------------------------------   CAPITALIZED
                                              BUILDINGS AND                   ACCUMULATED                        YEAR
     PROPERTY NAME                 LAND       IMPROVEMENTS        TOTAL     DEPRECIATION(1)    ENCUMBRANCES     BUILT
------------------------------------------------------------------------------------------------------------------------
19 Firstfield Road                  376           3,234            3,610             58                -        1974
15020 Shady Grove Road              840           3,149            3,989             56                -        1987
2001 Aliceanna Street             1,848           6,228            8,076             63                -    early 1950's
50 West Watkins Mill Road           859           4,188            5,047             34                -        1988
14225 Newbrook Drive              4,800          27,995           32,795          1,171                -        1992
5100/5110 Campus Drive              654           4,272            4,926             90                -        1989
702 Electronic Drive                600           6,172            6,772            197                -     1983/1998
215 College Road                  1,943           9,827           11,770            253                -   1968/1974/1984
170 Williams Drive                  740           4,560            5,300             72                -     1982/1994
100 Phillips Parkway              1,840           2,437            4,277              -                -    late 1960's
279 Princeton Road                1,075           1,445            2,520              -                -        1984
79/96 Charlestown Navy Yard           -           6,260            6,260            157                -     1880/1991
280 Pond Street                     622           3,091            3,713             59                -       1960's
60 Westview Street                  960           3,064            4,024             33                -        1975
377 Plantation Street             2,351          14,179           16,530            109                -        1993
620 Memorial Drive                2,440          37,807           40,247            161           20,149    1920's/1997
                            ----------------------------------------------------------------------------
                             $   76,254    $    414,264      $  490,518     $    18,611     $    115,829
                            ----------------------------------------------------------------------------
                            ----------------------------------------------------------------------------

(1) The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 years for land improvements, and the term of the respective lease for tenant improvement.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                                        RENTAL PROPERTIES
                                                                           DECEMBER 31
                                                       -------------------------------------------------------
                                                              1998               1997             1996
                                                       -------------------------------------------------------
Balance at beginning of period                          $      235,880    $      151,154   $       56,254
Improvements                                                    21,218             3,566            1,578
Acquisition of land, building and improvements                 233,420            81,160           93,322
                                                       -------------------------------------------------------
Balance at end of period                                $      490,518    $      235,880   $      151,154
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------

                                                                     ACCUMULATED DEPRECIATION
                                                                           DECEMBER 31
                                                       -------------------------------------------------------
                                                              1998               1997             1996
                                                       -------------------------------------------------------
Balance at beginning of period                          $        8,804    $        4,194   $        1,901
Depreciation expense                                             9,807             4,610            2,293
                                                       -------------------------------------------------------
Balance at end of period                                $       18,611    $        8,804   $        4,194
                                                       -------------------------------------------------------
                                                       -------------------------------------------------------

                                EXHIBIT INDEX



 EXHIBIT
 NUMBER                             EXHIBIT
 -------                            -------
3.1++   Articles of Amendment and Restatement of Alexandria
3.2++   Certificate of Correction of Alexandria
3.3++   Amended and Restated Bylaws of Alexandria
3.4     Amendment to Amended and Restated Bylaws of Alexandria
4.1+    Specimen Certificate representing shares of Common Stock
10.1*   Second Amendment to the Executive Employment Agreement and General and
        Special Release by and between Alexandria and Jerry M.  Sudarsky, dated
        May 30, 1997
10.2*   Amended and Restated Executive Employment Agreement by and between
        Alexandria and Joel S. Marcus, dated January 5, 1994, and amended as of
        March 28, 1997
10.3+++ Executive Employment Agreement between Alexandria and James H.
        Richardson, dated July 31, 1997

10.4*** Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated May 20, 1998
10.5    Severance Agreement between Alexandria and Lynn Anne Shapiro, dated
        January 1, 1999
10.6    Executive Employment Agreement between Alexandria and Vincent R.
        Ciruzzi, dated April 20, 1998
10.7*   Registration Rights Agreement by and between Alexandria and Health
        Science Properties Holding Corporation, dated June 2, 1997
10.8**  Amended and Restated 1997 Stock Award and Incentive Plan of Alexandria

10.9+ Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the 1997 Stock Option Plan
10.10+ Form of Incentive Stock Option Agreement for use in connection with Options issued pursuant to the 1997 Stock Option Plan
10.11+ Form of Nonqualified Stock Option Agreement for use in connection with Options issued pursuant to the 1997 Stock Option Plan
10.12*+ First Amended and Restated Revolving Loan Agreement among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the
        Other Borrowers Then or Thereafter a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto, and
        BankBoston, N.A., dated August 4, 1998
10.13 First Amendment to First Amended and Restated Revolving Loan Agreement among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE
        Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party
        Thereto, the Banks therein named and BankBoston, N.A., dated October
        21, 1998
10.14 Form of International Swap Dealers Association, Inc. Master Agreement and related Schedule and Confirmation between BankBoston, N.A. and Alexandria, dated as of August 31, 1998
12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1    List of Subsidiaries of Alexandria
23.1    Consent of Ernst & Young LLP
27.1    Financial Data Schedule

--------------

+ Incorporated by reference to Alexandria's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997

                                     Ex-1

* Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998
** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998
*** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998, filed with the Commission on August 18, 1998
*+ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Commission on November 13, 1998





                                     Ex-2