Form 10-Q
period 1999-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1999-05-17
CIK 1035443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1999

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

                      Yes          X        No
                          ------------          ------------

As of May 14, 1999, 13,598,822 shares of common stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of March 31, 1999 and December 31, 1998

          Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 1999 and 1998

          Condensed Consolidated Statement of Stockholders' Equity of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 1999

          Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   MARCH 31,       DECEMBER 31,
                                                                    1999               1998
                                                               --------------------------------
ASSETS
Rental properties, net                                            $489,976          $471,907
Property under development                                          25,363            21,839
Cash and cash equivalents                                            1,450             1,554
Tenant security deposits and other restricted cash                   4,559             7,491
Secured note receivable                                              6,000             6,000
Tenant receivables                                                   2,915             2,884
Deferred rent                                                        6,329             5,595
Other assets                                                        13,291            13,026
                                                               --------------------------------
       Total assets                                               $549,883          $530,296
                                                               --------------------------------
                                                               --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                             $127,220          $115,829
Unsecured line of credit                                           172,000           194,000
Accounts payable, accrued expenses and tenant  security
   deposits                                                         19,140            15,663
Dividends payable                                                    5,440             5,035
                                                               --------------------------------
       Total liabilities                                           323,800           330,527

Stockholders' equity:
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 13,598,822 and 12,586,263 shares
     issued and outstanding at March 31, 1999 and                     136                126
     December 31, 1998, respectively
   Additional paid-in capital                                      225,947           199,643
   Retained earnings                                                    --                --
                                                               --------------------------------
       Total stockholders' equity                                  226,083           199,769
                                                               --------------------------------
       Total liabilities and stockholders' equity                 $549,883          $530,296
                                                               --------------------------------
                                                               --------------------------------



SEE ACCOMPANYING NOTES

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                    Condensed Consolidated Income Statements
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1999            1998
                                                              ----------------------------------
Revenues:
   Rental                                                         $15,748               $9,140
   Tenant recoveries                                                3,424                2,363
   Interest and other income                                          367                  193
                                                              ----------------------------------
                                                                   19,539               11,696
Expenses:
   Rental operations                                                4,383                2,504
   General and administrative                                       1,301                  751
   Interest                                                         4,963                2,085
   Depreciation and amortization                                    3,594                1,721
                                                              ----------------------------------
                                                                   14,241                7,061
                                                              ----------------------------------
Net income                                                         $5,298               $4,635
                                                              ----------------------------------
                                                              ----------------------------------
Net income per share of common stock:
         -Basic                                                     $0.41                $0.41
                                                              ----------------------------------
                                                              ----------------------------------
         -Diluted                                                   $0.40                $0.40
                                                              ----------------------------------
                                                              ----------------------------------

Weighted average shares of common stock outstanding:
         -Basic                                                13,025,303           11,404,631
                                                              ----------------------------------
                                                              ----------------------------------
         -Diluted                                              13,163,695           11,652,772
                                                              ----------------------------------
                                                              ----------------------------------


SEE ACCOMPANYING NOTES

             Alexandria Real Estate Equities, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                        Three months ended March 31, 1999
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)




                                                NUMBER OF                  ADDITIONAL
                                                 COMMON         COMMON       PAID-IN          RETAINED
                                                 SHARES         STOCK        CAPITAL          EARNINGS           TOTAL
                                            ---------------------------------------------------------------------------------

Balance at December 31, 1998                    12,586,263       $126        $199,643          $    --          $199,769
   Issuance of common stock, net of
     offering costs                              1,150,000         11          29,819               --            29,830
   Redemption and retirement of common stock                                                                      (3,420)
                                                  (145,343)        (1)         (3,419)              --
   Exercise of stock options, net                    7,902         --              46               --                46
   Dividends declared on common stock                   --         --            (142)           (5,298)          (5,440)
   Net income                                           --         --              --             5,298            5,298
                                            ---------------------------------------------------------------------------------
Balance at March 31, 1999                       13,598,822       $136        $225,947           $    --         $226,083
                                            ---------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                1999            1998
                                                                           --------------------------------

Net cash provided by operating activities                                   $14,003              $8,682

INVESTING ACTIVITIES
Purchase of rental properties                                                (5,161)           (117,517)
Additions to rental properties                                               (4,177)               (547)
Additions to property under development                                      (3,524)             (2,538)
Issuance of note receivable                                                      --              (6,000)
                                                                           --------------------------------
Net cash used in investing activities                                       (12,862)           (126,602)

FINANCING ACTIVITIES
Proceeds from secured notes payable                                             624              12,641
Net proceeds from issuance of common stock                                   29,830                  --
Redemption and retirement of common stock                                    (3,420)                 --
Proceeds from exercise of stock options                                          46                  --
Net (principal reductions) borrowings on unsecured line of credit           (22,000)            109,500
Principal reductions of secured notes payable                                (1,290)               (254)
Dividends paid on common stock                                               (5,035)             (4,562)
                                                                           --------------------------------
Net cash (used in) provided by financing activities                          (1,245)            117,325

Net decrease in cash and cash equivalents                                      (104)               (595)
Cash and cash equivalents at beginning of period                              1,554               2,060
                                                                           --------------------------------
Cash and cash equivalents at end of period                                  $ 1,450            $  1,465
                                                                           --------------------------------
                                                                           --------------------------------


SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the acquisition, management, and selective development of properties for lease principally to participants in the life science industry (we refer to these properties as "Life Science Facilities"). As of March 31, 1999, our portfolio consisted of 52 properties with approximately 3,704,000 rentable square feet.

We have prepared the accompanying interim financial statements in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation.

2. RENTAL PROPERTIES

Rental properties consist of the following (in thousands):

                                                  MARCH 31,         DECEMBER 31,
                                                    1999               1998
                                                 ------------------------------
Land                                             $  78,988            $  76,254
Buildings and improvements                         409,258              393,728
Tenant and other improvements                       23,743               20,536
                                                 ------------------------------
                                                   511,989              490,518
Less accumulated depreciation                      (22,013)             (18,611)
                                                 ------------------------------
                                                 ------------------------------
                                                 $ 489,976            $ 471,907
                                                 ------------------------------
                                                 ------------------------------

During the three months ended March 31, 1999, we acquired a property containing approximately 114,000 rentable square feet from an unrelated third party for an aggregate purchase price (including closing and transaction costs) of $16.6 million.

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

4. UNSECURED LINE OF CREDIT

 We have an unsecured line of credit that provides for borrowings of up to $250 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of March 31, 1999, borrowings under the line of credit were limited to approximately $200,000,000, and carried a weighted average interest rate of 6.36%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

5. SECURED NOTES PAYABLE

As of March 31, 1999, we had seven notes payable to certain banks and an insurance company, secured by first deeds of trust on 10 of our Life Science Facilities. The notes bear interest at fixed rates ranging from 7.17% to 9.125% and are due at various dates through 2016.

6. STOCKHOLDERS' EQUITY

On February 23, 1999, we completed a public offering of 1,150,000 shares of common stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $28.125 per share, resulting in aggregate proceeds of approximately $29.8 million, net of underwriters' discount and commissions, advisory fees and offering costs.

On March 16, 1999, we declared a cash dividend on our common stock aggregating $5,440,000 ($ 0.40 per share) for the calendar quarter ended March 31, 1999. We paid the dividend on April 12, 1999.

In March 1999, we completed a transaction with Health Science Properties Holding Corporation ("Holdings"), one of our significant stockholders. In connection with the transaction, Holdings delivered to us all of the 1,765,923 shares of our common stock it owned in exchange for (i) the assumption by us of a $3,136,000 obligation of Holdings and (ii) the issuance by us to Holdings of 1,620,580 new shares of our common stock. The number of new shares we issued was computed by subtracting from the 1,765,923 shares owned by Holdings prior to the transaction, a number of shares with an aggregate market value equal to 2% of the value of the 1,765,923 shares, plus the amount of the $3,136,000 loan. The new shares issued were not registered under the Securities Act of 1933, as amended; however, we have granted registration rights to the holders of new shares. In connection with the issuance of the new shares, stockholders of Holdings have agreed to certain limitations on transfer of any of the shares of our common stock received by them upon the redemption or liquidation of Holdings, which occurred in March 1999.

7. COMMITMENTS

In March 1999, we acquired an 85% tenancy-in-common interest in a 4.9 acre parcel of land in Worcester, Massachusetts for $425,000. The seller retained the remaining 15% tenancy-in-common interest. The site will be developed as a life science facility (the "Facility"). We are committed to complete the construction of a 94,000 square foot building and certain related improvements at a remaining cost of approximately $14,840,000 under the terms of a lease with a third party that will cover 45,000 square feet of the completed Facility. The seller of the property has provided us with a $2,625,000 loan for use in the construction of the Facility. The loan bears interest at a rate of 9% and is due on the earlier of (i) twenty days after a certificate of occupancy is issued for the Facility, or (ii) June 30, 2000. Upon completion of the Facility, the ownership of the Facility will be converted into a condominium structure and, concurrently, the seller may convert its 15% tenancy-in-common interest into a condominium interest in 13,000 square feet of the completed Facility. We have the right to purchase the seller's 15% tenancy-in-common interest at any time prior to such conversion for $300,000.

8. NON-CASH TRANSACTIONS

As described in Note 6, we redeemed common stock in part in exchange for the assumption of a $3,136,000 obligation. We repaid this obligation with funds borrowed under our line of credit. In addition, we assumed a $11,297,000 secured note payable in connection with our acquisition of the property described in Note 2.

9. NET INCOME (LOSS) PER SHARE

The following table shows the computation of net income per share of common stock outstanding (dollars in thousands, except per share amounts):

                                                   THREE MONTHS   THREE MONTHS
                                                      ENDED           ENDED
                                                  MARCH 31, 1999  MARCH 31, 1998
                                                  ------------------------------
Net income                                        $     5,298        $     4,635
                                                  ------------------------------
                                                  ------------------------------
Weighted average shares of common stock
      outstanding - basic                          13,025,303         11,404,631

Add:  dilutive effect of stock options                138,392            248,141
                                                  ------------------------------

Weighted average shares of common stock
      outstanding - diluted                        13,163,695         11,652,772
                                                  ------------------------------
                                                  ------------------------------
Net income per share:
   - Basic                                        $      0.41        $      0.41
                                                  ------------------------------
                                                  ------------------------------
   - Diluted                                      $      0.40        $      0.40
                                                  ------------------------------
                                                  ------------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. Our actual results, performance or achievements, or industry results, may be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements as a result of many factors. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this or any other document. Readers of this Form 10-Q should also read our other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

OVERVIEW

Since our formation in October 1994, we have continued to devote substantially all of our resources to the acquisition, selective development and management of high quality, strategically located Life Science Facilities in our target markets.

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 52 properties we owned as of March 31, 1999, four were acquired in calendar year 1994, eight in 1996, 10 in 1997, 29 in 1998 (the "1998 Acquired Properties") and one in 1999 (the "1999 Acquired Property"). As a result of our acquisition activities, the financial data shows significant increases in total revenue and expenses for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 ("FIRST QUARTER 1999") TO THREE MONTHS ENDED MARCH 31, 1998 ("FIRST QUARTER 1998")

Rental revenue increased by $6.6 million, or 73%, to $15.7 million for First Quarter 1999 compared to $9.1 million for First Quarter 1998. The increase resulted primarily from rental revenue from the 1998 Acquired Properties purchased after January 1, 1998 and from the 1999 Acquired Property. Rental revenue from the Properties acquired before January 1, 1998 (the "First Quarter Same Properties") increased by $185,000, or 2.8%, primarily due to increases in rental rates.

Tenant recoveries increased by $1.0 million, or 42%, to $3.4 million for First Quarter 1999 compared to $2.4 million for First Quarter 1998. The increase resulted primarily from tenant recoveries from the 1998 Acquired Properties purchased after January 1, 1998 and the 1999 Acquired Property. Tenant recoveries from the First Quarter Same Properties increased by $18,000, or 1.1%, generally due to the improved identification and recovery of costs at certain properties.

Interest and other income increased by $174,000, or 90%, to $367,000 for First Quarter 1999 compared to $193,000 for First Quarter 1998, resulting primarily from interest income from the secured note receivable.

Rental operating expenses increased by $1.9 million, or 76%, to $4.4 million for First Quarter 1999 compared to $2.5 million for First Quarter 1998. The increase resulted primarily from the 1998 Acquired Properties purchased after January 1, 1998 and the 1999 Acquired Property. Operating expenses for the First Quarter Same Properties decreased by $30,000, or 1.8%, generally due to lower premiums on our blanket property and liability insurance policies.

The following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the First Quarter Same Properties (in thousands, except percentage data):

                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                           -----------------------
                                             1999            1998        CHANGE
                                           -------------------------------------
GAAP BASIS:
Revenue                                     $8,325          $8,107          2.7%
Rental operating expenses                    1,679           1,709         -1.8%
                                           -------------------------------------
Net operating income                        $6,646          $6,398          3.9%
                                           -------------------------------------
                                           -------------------------------------
CASH BASIS (1):
Revenue                                     $7,746          $7,464          3.8%
Rental operating expenses                    1,522           1,572         -3.2%
                                           -------------------------------------
Net operating income                        $6,224          $5,892          5.6%
                                           -------------------------------------
                                           -------------------------------------

---------

    (1)Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments. In addition, the cash basis same property comparison excludes the results for 1431 Harbor Bay Parkway, a property located in Alameda, California. The lease for this property (which was in place when the property was acquired by the company) contains significant step-down provisions which affected the cash rent paid by the tenant beginning in January 1999. As a result, cash rent paid was reduced from $737,000 per quarter in 1998 to $538,000 for First Quarter 1999. The lease, which expires in January 2014, requires another step-down in rent beginning in January 2004 to $188,000 per quarter. If this property were included in the cash basis same property comparison for the three months ended March 31, 1999, the comparison would show that revenue increased 1.1%, rental operating expenses decreased 1.8% and net operating income increased 1.9%. On a GAAP basis, rental income from this property throughout 1998 and for the three months ended March 31, 1999 was $353,000 per quarter.


General and administrative expenses increased by $550,000, or 73%, to $1.3 million for First Quarter 1999 compared to $751,000 for First Quarter 1998. The increase was primarily due to the continued increase in the scope of our operations. A portion of this increase was due to $67,000 in abandoned projects expense in First Quarter 1999.

Interest expense increased by $2.9 million, or 138%, to $5.0 million for First Quarter 1999 compared to $2.1 million for First Quarter 1998. The increase resulted primarily from the indebtedness incurred to acquire the 1998 Acquired Properties purchased after January 1, 1998 and the 1999 Acquired Property.

Depreciation and amortization increased by $1.9 million, or 112%, to $3.6 million for First Quarter 1999 compared to $1.7 million for First Quarter 1998. The increase resulted primarily from depreciation associated with the 1998 Acquired Properties purchased after January 1, 1998, and the addition of the 1999 Acquired Property.

As a result of the foregoing, net income was $5.3 million for First Quarter 1999 compared to $4.6 million for First Quarter 1998.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities for First Quarter 1999 increased by $6.1 million to $14.8 million compared to $8.7 million for First Quarter 1998. The increase resulted primarily from operating cash flows from the addition of the 1998 Acquired Properties purchased after January 1, 1998 and the 1999 Acquired Property.

Net cash used in investing activities decreased by $112.9 million to $13.7 million for First Quarter 1999 compared to $126.6 million for First Quarter 1998. The decrease was primarily due to a lower level of property acquisitions during First Quarter 1999 compared to First Quarter 1998.

Net cash provided by financing activities decreased by $118.5 million to $1.2 million used in financing activities for First Quarter 1999 compared to $117.3 million provided by financing activities for First Quarter 1998. Cash used in financing activities for First Quarter 1999 consisted of principal payments on our unsecured line of credit, principal payments on our secured debt and distributions to stockholders, partially offset by net proceeds from the issuance/redemption of our common stock, exercise of stock options and secured debt. Cash provided by financing activities for First Quarter 1998 consisted of net proceeds from our unsecured line of credit and secured debt, partially offset by distributions to stockholders.

COMMITMENTS

We are committed to complete the construction of buildings and certain related improvements in San Diego, California and Gaithersburg, Maryland at a remaining cost of between $10.2 million and $19.2 million under the terms of certain leases (depending on the level of improvements to one of the facilities elected by the tenant at that facility). Under the terms of this lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

In March 1999, we acquired an 85% tenancy-in-common interest in a 4.9 acre parcel of land in Worcester, Massachusetts for $425,000. The seller retained the remaining 15% tenancy-in-common interest. The site will be developed as a life science facility (the "Facility"). We are committed to complete the construction of a 94,000 square foot building and certain related improvements at a remaining cost of approximately $14,840,000 under the terms of a lease with a third party that will cover 45,000 square feet of the completed Facility. The seller of the property has provided us with a $2,625,000 loan for use in the construction of the Facility. The loan bears interest at a rate of 9% and is due on the earlier of (i) twenty days after a certificate of occupancy is issued for the Facility, or (ii) June 30, 2000. Upon completion of the Facility, the ownership of the Facility will be converted into a condominium structure and, concurrently, the seller may convert its 15% tenancy-in-common interest into a condominium interest in 13,000 square feet of the completed Facility. We have the right to purchase the seller's 15% tenancy-in-common interest at any time prior to such conversion for $300,000.

We are also committed to fund approximately $8.8 million for investments in limited partnerships and rental properties, including the construction of tenant improvements under the terms of various leases.

RESTRICTED CASH

As of March 31, 1999, we had $6.0 million in cash and cash equivalents, including $4.6 million in restricted cash accounts. Of the $4.6 million in restricted cash accounts, approximately $456,000 has been set aside to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements) at 1102/1124 Columbia Street, approximately $3.2 million is held in trust as additional security required under the terms of our secured notes payable and approximately $916,000 is held in security deposit reserve accounts based on the terms of certain lease agreements.

SECURED DEBT

Secured debt as of March 31, 1999 consists of the following (dollars in thousands):

                                                               STATED
                                             BALANCE AT       INTEREST
COLLATERAL                                 MARCH 31, 1999        RATE       MATURITY DATE
-----------------------------------------------------------------------------------------------
3535/3565 General Atomics Court,
   San Diego, CA                             $  17,454           9.00%       December 2014
1431 Harbor Bay Parkway,
   Alameda, CA                                   7,682           7.165%      January 2014
1102/1124 Columbia Street,
   Seattle, WA                                  20,588           7.75%       May 2016
100/800/801 Capitola Drive,
   Durham, NC                                   12,529           8.68%       December 2006
14225 Newbrook Drive, Chantilly,
   VA and 3000/3018 Western Avenue,
   Seattle, WA                                  36,236           7.22%       May 2008
620 Memorial Drive,
   Cambridge, MA (1)                            20,074           9.125%      Oct 2007
One Innovation Drive,
   Worcester, MA (2)                            12,033           8.75%       January 2006
Five Biotech, development project
   Worcester, MA (3)                               624           9.0%        June 2000
                                             ---------
                                             $ 127,220
                                             ---------
                                             ---------


---------

(1) The balance shown includes an unamortized premium of $2,213,000 so that the effective rate of the loan is 7.25%.
(2) The balance shown includes an unamortized premium of $809,000 so that the effective rate of the loan is 7.25%.
(3) The balance shown represents the amount drawn on the construction loan provided by the seller in connection with the acquisition of the 85% tenancy-in-common interest in the parcel of land. The loan provides for borrowings of up to $2,625,000.

The following is a summary of the scheduled principal payments for our secured debt as of March 31, 1999 (in thousands):

                   YEAR                AMOUNT
      -------------------------------------------
                   1999             $    2,013
                   2000                  3,861
                   2001                  3,505
                   2002                  3,788
                   2003                  4,095
                Thereafter             106,936
                                    -------------
                 Subtotal              124,198
           Unamortized premium           3,022
                                    -------------
                                    $  127,220
                                    -------------
                                    -------------

UNSECURED LINE OF CREDIT

We have an unsecured line of credit that provides for borrowings of up to $250 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of March 31, 1999, borrowings under the line of credit were limited to approximately $200,000,000, and carried a weighted average interest rate of 6.36%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

In September 1998, we entered into an interest rate swap agreement with BankBoston, N.A. (the "Bank") to hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million, and interest received is calculated at one month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. We are exposed to loss in the event the Bank is unable to perform under the swap agreement or in the event one month LIBOR is less than 5.43%.

OTHER RESOURCES AND LIQUIDITY REQUIREMENTS

On February 23, 1999, we completed a public offering of 1,150,000 shares of common stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $28.125 per share, resulting in aggregate proceeds of approximately $29.8 million, net of underwriters' discount and commissions, advisory fees and offering costs.

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

We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development activities, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness, including borrowings under our line of credit and the issuance of additional debt and/or equity securities.

EXPOSURE TO ENVIRONMENTAL LIABILITIES

In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liabilities.

INFLATION

More than 79% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, a majority of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI or other index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under the unsecured line of credit.

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

READINESS

Our year 2000 project is designed to ensure that all critical systems have been evaluated and will be suitable for continued use into and beyond the year 2000. We completed our identification and initial evaluation of critical systems in the first quarter of 1999, and we expect to implement substantially all of the necessary remedial actions by mid-1999.

We have completed our review of our internal accounting systems. Our most significant accounting systems, our general ledger system and our accounts payable system, are currently year 2000 compliant. Our billing system is currently not year 2000 compliant. We have been notified by the vendor that they will be distributing the year 2000 compliant upgrade to the software at no additional cost by June 1999. Once we receive this upgrade, all software will be tested for compatibility and year 2000 compliance.

We place a high degree of reliance on computer systems of third parties, such as tenants, vendors and financial institutions. Although we are assessing the readiness of these third parties, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on our operations. We have surveyed our most significant third-party vendors and financial institutions, and all surveyed indicated that they have implemented year 2000 programs. In addition, we are in the process of surveying our significant tenants for their year 2000 readiness. Approximately 40% of our tenants have returned their surveys. Most have indicated that they have a year 2000 program in place and expect to be year 2000 compliant by the end of 1999. A few have indicated that they have some concerns regarding their systems. We intend to monitor their status in this regard. We are in the process of contacting those tenants who have not returned their surveys. We anticipate that this process will be completed by mid-1999.

We are continually participating in surveys with new tenants, vendors and other third-party suppliers. If future risk assessments of third-party suppliers or tenants indicate significant exposure from a supplier's year 2000 problem, the supplier or tenant will be asked to demonstrate how the problems will be addressed. We believe that we have viable alternatives for each of our major vendors.

The task force has completed its evaluation of internal systems in our properties that may have embedded microprocessors with potential year 2000 problems, mainly building systems, including heating, ventilation and air conditioning systems, elevators and security systems. Based on the results of our review, seven of our properties have certain critical systems that must be upgraded for year 2000 readiness. All upgrades are in progress. We anticipate completion of these upgrades by mid-1999. We anticipate using the services of outside experts to test and review our findings and to reconfirm that our building systems are year 2000 compliant. We expect to complete this part of the project in the third quarter of 1999.

COST

We do not expect our year 2000 project costs, including the costs of any remedial activities and outside experts, to be material. The aggregate cost of purchasing conversion packages for the accounting systems and the cost to survey tenants, vendors and financial institutions are not expected to be material. In addition, any costs incurred to review the building systems and to replace or upgrade them as appropriate constitute property maintenance costs, and are therefore generally recoverable from the tenants pursuant to the terms of their existing leases.

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

CONTINGENCY PLANS

We believe that development of contingency plans for significant exposures to potential year 2000 problems are integral to our planning process. Once we have completed our evaluation of critical systems and have completed the subsequent remedial action phase, we will again assess our exposure to year 2000 problems. Based on this assessment, we intend to develop appropriate contingency plans for the systems. Because we anticipate being substantially year 2000 compliant by mid-1999, we believe that adequate time exists to ensure that alternatives can be developed, assessed and implemented prior to the end of 1999. Based on our assessment of the success or adequacy of these alternatives, we intend to develop contingency plans. We cannot give assurance, however, that failure to develop an alternative or an appropriate contingency plan would not have a material adverse effect on our operations.

FUNDS FROM OPERATIONS

We believe that funds from operations (FFO) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, FFO provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO used by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring, sales of property and unusual items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents our FFO for the three months ended March 31, 1999 and 1998 on a historical basis (in thousands):

                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                            MARCH 31, 1999       MARCH 31, 1998
                                         ------------------------------------------
Net income                                    $ 5,298               $ 4,635
Add:
Depreciation and amortization                   3,594                 1,721
                                              -------               -------
FFO                                           $ 8,892               $ 6,356
                                              -------               -------
                                              -------               -------


PROPERTY AND LEASE INFORMATION

The following table is a summary of our property portfolio as of March 31, 1999 (dollars in thousands):


                                            NUMBER OF          RENTABLE    ANNUALIZED      OCCUPANCY
                                            PROPERTIES        SQUARE FEET  BASE RENT       PERCENTAGE
                                          ------------------------------------------------------------
REGION:
Suburban Washington D.C.                        17            1,537,338    $  20,807          96.1%  (1)
California - San Diego                           7              428,955       11,794          98.9%
California - San Francisco Bay                   6              355,398        5,275          89.4%  (1)
Southeast                                        4              254,230        3,672           100%
New Jersey/Suburban Philadelphia                 5              273,048        3,481           100%
Eastern Massachusetts                            6              392,888       10,031           100%
Washington - Seattle                             3              328,556        8,666          94.8%
                                          ------------------------------------------------------------
Subtotal                                        48            3,570,413       63,726          96.6%
Renovation/Repositioning Properties              4              133,460           37           2.8%
                                          ------------------------------------------------------------
Total                                           52            3,703,873    $  63,763          93.3%
                                          ------------------------------------------------------------
                                          ------------------------------------------------------------

---------

(1) All, or substantially all, of the vacant space is office or warehouse space.

The following table shows certain information with respect to the lease expirations of our properties as of March 31, 1999:

                                              SQUARE     PERCENTAGE OF      ANNUALIZED BASE
           YEAR OF         NUMBER OF        FOOTAGE OF      AGGREGATE       RENT OF EXPIRING
            LEASE          EXPIRING          EXPIRING    PORTFOLIO LEASE      LEASES (PER
          EXPIRATION        LEASES            LEASES       SQUARE FOOT        SQUARE FOOT)
        ----------------------------------------------------------------------------------------
             1999  (1)        45              314,441          9.1%             $ 18.78
             2000             29              386,570         11.2%             $ 17.02
             2001             26              479,895         13.9%             $ 19.14
             2002             13              156,868          4.5%             $ 13.21
             2003             16              342,803          9.9%             $ 15.86
          Thereafter          36            1,773,378         51.4%             $ 19.50

---------

     (1) Represents leases expiring between April 1, 1999 to December 31, 1999.


The following table is a summary of our lease activity for the quarter ended March 31, 1999 computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis"):

                                               CASH BASIS           GAAP BASIS
                                           --------------------------------------
EXPIRED LEASES
   Square footage                               113,731               113,731
   Rental rate                                   $14.03                $14.03

RENEWED/RELEASED SPACE
   Square footage                                96,018                96,018
   Rental rate                                   $13.73                $13.73
   New rate                                      $17.04                $18.69
   Rental rate increase                           24.1%                 36.1%

The following table shows the breakdown of the renewed and released space for the quarter ended March 31, 1999 computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis"):

                                                CASH BASIS            GAAP BASIS
                                           ----------------------------------------
NEW LEASES
   Square footage                                 64,111                64,111
   Expiring rate                                  $10.82                $10.82
   New rate                                       $13.92                $16.31
   Rental rate increase                            28.7%                 50.7%

RENEWAL LEASES
   Square footage                                 25,070                25,070
   Rental rate                                    $20.26                $20.26
   New rate                                       $25.01                $25.22
   Rental rate increase                            23.4%                 24.5%

MONTH-TO-MONTH LEASES
Square footage                                     6,837                 6,837
Rental rate                                       $17.06                $17.06
New rate                                          $17.06                $17.06
Rental rate increase                                0.0%                  0.0%

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreement, the effects of interest rate changes are reduced. Based on interest rates at March 31, 1999, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.2 million. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.2 million. A 1% increase interest rates on our secured debt and interest rate swap agreement would decrease their fair value by approximately $8.4 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreement would increase their fair value by approximately $9.5 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On August 10, 1998, we filed for arbitration against Mr. Alan Gold, our former President, alleging various claims from his employment relationship and seeking declaratory relief. On October 8, 1998, Mr. Gold filed a response and alleged claims against us, arising from his employment relationship. The arbitration took place April 19, 1999 to April 23, 1999. The Arbitrator found in our favor with respect to all of Mr. Gold's claims against us.

To our knowledge, no other litigation is pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance or which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 1999, we completed a transaction with Health Science Properties Holding Corporation ("Holdings"), one of our significant stockholders. In connection with the transaction, Holdings delivered to us all of the 1,765,923 shares of our common stock it owned in exchange for (i) the assumption by us of a $3,136,000 obligation of Holdings and (ii) the issuance by us to Holdings of 1,620,580 new shares of our common stock. The number of new shares we issued was computed by subtracting from the 1,765,923 shares owned by Holdings prior to the transaction, a number of shares with an aggregate market value equal to 2% of the value of the 1,765,923 shares, plus the amount of the $3,136,000 loan. The new shares issued were not registered under the Securities Act of 1933, as amended; however, we have granted registration rights to the holders of new shares. In connection with the issuance of the new shares, stockholders of Holdings have agreed to certain limitations on transfer of any of the shares of our common stock received by them upon the redemption or liquidation of Holdings, which occurred in March 1999

The issuance of the new shares was effected in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act as an exchange by the issuer with existing stockholders where no commission was paid for soliciting the exchange.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.15 Share Exchange Agreement, dated as of February 26, 1999, between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation

    10.16 First Amendment to Share Exchange Agreement, dated as of March 10, 1999, by and between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation

    10.17 Second Amendment to Share Exchange Agreement, dated as of March 11, 1999, by and between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation

    10.18 Escrow and Security Agreement, dated as of March 11, 1999, among Alexandria Real Estate Equities, Inc., Health Science Properties Holding Corporation and Cedars Bank

    10.19 Registration Rights Agreement, dated as of March 11, 1999, by and among Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation (together with its permitted assigns)

    12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

    27.1    Financial Data Schedule

(b) Reports on Form 8-K.

On February 18, 1999, the Company filed a Current Report on Form 8-K, dated February 18, 1999, to report the sale of 1,150,000 shares of common stock to Goldman, Sachs & Co.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 1999.


                      ALEXANDRIA REAL ESTATE EQUITIES, INC.




                          /s/ Joel. S. Marcus
                          -------------------------------------------------
                          Joel S. Marcus
                          Chief Executive Officer
                          (Principal Executive Officer)



                          /s/ Peter J. Nelson
                          -------------------------------------------------
                          Peter J. Nelson
                          Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)