Form 10-Q
period 1999-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1999-08-13
CIK 1035443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
            ended June 30, 1999

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

As of August 12, 1999, 13,713,322 shares of common stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS


PART I  - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of June 30, 1999 and December 31, 1998

          Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998

          Condensed Consolidated Statement of Stockholders' Equity of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 1999

          Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999          1998
                                                                -------------------------
ASSETS
Rental properties, net                                          $503,172       $471,907
Property under development                                        22,806         21,839
Cash and cash equivalents                                          2,863          1,554
Tenant security deposits and other restricted cash                 4,426          7,491
Secured note receivable                                            6,000          6,000
Tenant receivables                                                 2,518          2,884
Deferred rent                                                      6,886          5,595
Other assets                                                      13,641         13,026
                                                                -------------------------
       Total assets                                             $562,312       $530,296
                                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                           $128,011       $115,829
Unsecured line of credit                                         148,000        194,000
Accounts payable, accrued expenses and tenant  security
   deposits                                                       17,284         15,663
Dividends payable                                                  6,057          5,035
                                                                -------------------------
       Total liabilities                                         299,352        330,527

Stockholders' equity:
   9.50% Series A cumulative redeemable preferred stock,
     $0.01 par value per share, 1,610,000 shares
     authorized, 1,543,500 shares issued and
     outstanding at June 30, 1999, $25.00 liquidation
     preference                                                   38,588             -
   Common stock, $0.01 par value per share,
     100,000,000 shares authorized; 13,611,822 and
     12,586,263 shares issued and outstanding at
     June 30, 1999 and December 31, 1998,
     respectively
                                                                     136            126
   Additional paid-in capital                                    224,236        199,643
   Retained earnings                                                   -              -
                                                                -------------------------
       Total stockholders' equity                                262,960        199,769
                                                                -------------------------

       Total liabilities and stockholders' equity               $562,312       $530,296
                                                                =========================

SEE ACCOMPANYING NOTES

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                    Condensed Consolidated Income Statements
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                     1999            1998            1999            1998
                                                -------------------------------------------------------------
Revenues:
   Rental                                       $    16,750     $    11,903     $    32,498     $    21,043
   Tenant recoveries                                  3,958           2,949           7,382           5,312
   Interest and other income                            386             308             753             501
                                                -------------------------------------------------------------
                                                     21,094          15,160          40,633          26,856
Expenses:
   Rental operations                                  4,736           3,620           9,119           6,124
   General and administrative                         1,692             882           2,993           1,633
   Interest                                           4,850           3,478           9,813           5,563
   Depreciation and amortization                      3,999           2,456           7,593           4,177
                                                -------------------------------------------------------------
                                                     15,277          10,436          29,518          17,497
                                                -------------------------------------------------------------
Net income                                      $     5,817     $     4,724     $    11,115     $     9,359
                                                =============================================================

Dividends on preferred stock                    $       204     $         -     $       204     $         -
                                                =============================================================

Net income available to common stockholders
                                                $     5,613     $     4,724     $    10,911     $     9,359
                                                =============================================================

Net income per common share
      -Basic                                    $      0.41      $     0.40     $      0.82     $      0.81
                                                =============================================================
      -Diluted                                  $      0.41      $     0.39     $      0.81     $      0.79
                                                =============================================================

Weighted average shares of
 common stock outstanding:
      -Basic                                     13,604,031      11,821,664      13,316,266      11,614,300
                                                =============================================================
      -Diluted                                   13,756,007      12,053,983      13,461,689      11,854,843
                                                =============================================================

SEE ACCOMPANYING NOTES

             Alexandria Real Estate Equities, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 1999
                                  (Unaudited)
                           (DOLLARS IN THOUSANDS)

                                        NUMBER OF
                                        SERIES A     SERIES A     NUMBER OF              ADDITIONAL
                                        PREFERRED    PREFERRED     COMMON      COMMON     PAID-IN        RETAINED
                                         SHARES        STOCK       SHARES       STOCK     CAPITAL        EARNINGS       TOTAL
                                      -------------------------------------------------------------------------------------------
Balance at December 31, 1998                  -      $     -      12,586,263   $  126    $199,643       $       -      $199,769
   Issuance of common stock,
    net of offering costs                     -            -       1,150,000       11      29,819               -        29,830
   Issuance of Series A
    preferred stock, net of
     offering costs                   1,543,500       38,588               -        -      (1,700)              -        36,888
   Redemption and retirement
    of common stock                           -            -        (145,343)      (1)     (3,451)              -        (3,452)
   Exercise of stock options, net             -            -          20,902        -         306               -           306
   Dividends on common stock                  -            -               -        -        (381)        (10,911)      (11,292)
   Dividends on preferred stock               -            -               -        -           -            (204)         (204)
   Net income                                 -            -               -        -           -          11,115        11,115
                                      ===========================================================================================
Balance at June 30, 1999              1,543,500      $38,588      13,611,822   $  136    $224,236       $       -     $ 262,960
                                      ===========================================================================================

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            1999         1998
                                                        ------------------------
Net cash provided by operating activities                $ 21,195      $ 10,580

INVESTING ACTIVITIES
Purchase of rental properties                             (11,789)      (145,345)
Additions to rental properties                             (7,581)        (9,305)
Property development costs                                 (7,815)        (9,862)
Issuance of note receivable                                     -         (6,000)
                                                         ------------------------
Net cash used in investing activities                     (27,185)      (170,512)

FINANCING ACTIVITIES
Proceeds from secured notes payable                         1,968         49,132
Net proceeds from issuance of preferred stock              36,888              -
Net proceeds from issuance of common stock                 29,830         33,214
Redemption and retirement of common stock                  (3,452)             -
Proceeds from exercise of stock options                       306              -
Net (principal reductions) borrowings on unsecured
    line of credit                                        (46,000)        87,200
Principal reductions of secured notes payable              (1,766)          (540)
Dividends paid on common stock                            (10,475)        (9,124)
                                                         ------------------------
Net cash provided by financing activities                   7,299        159,882

Net decrease in cash and cash equivalents                   1,309            (50)
Cash and cash equivalents at beginning of period            1,554          2,060
                                                         ------------------------
Cash and cash equivalents at end of period               $   2,863 $       2,010
                                                         ========================

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, contract research and personal care products companies, major scientific research institutions, related government agencies and technology enterprises. As of June 30, 1999, our portfolio consisted of 54 properties with approximately 3.8 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation.

2. RENTAL PROPERTIES

Rental properties consist of the following (in thousands):

                                                    JUNE 30,   DECEMBER 31,
                                                       1999         1998
                                                   ------------------------
Land                                                $  80,671    $ 76,254
Buildings and improvements                            422,472     393,728
Tenant and other improvements                          25,726      20,536
                                                    ----------------------
                                                      528,869     490,518
Less accumulated depreciation                         (25,697)    (18,611)
                                                    ----------------------
                                                    $ 503,172    $471,907
                                                    ======================


During the three months ended June 30, 1999, we acquired one property containing approximately 32,000 rentable square feet from an unrelated third party for a purchase price (including closing and transaction costs) of approximately $6.6 million.

3. UNSECURED LINE OF CREDIT

We have an unsecured line of credit that provides for borrowings of up to $250 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of June 30, 1999, borrowings under the line of credit were limited to approximately $221,000,000, and carried a weighted average interest rate of 6.54%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

4. SECURED NOTES PAYABLE

As of June 30, 1999, we had eight notes payable to certain banks and other entities, secured by first deeds of trust on 11 of our properties. The notes bear interest at fixed rates ranging from 7.17% to 9.125% and are due at various dates through 2016.

5. STOCKHOLDERS' EQUITY

In June 1999, we completed a public offering of 1,543,500 shares (including the shares issued upon exercise of the underwriters' over-allotment option) of our 9.50% Series A Cumulative Redeemable Preferred Stock. The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $36.9 million, net of underwriters' discounts and commissions and other offering costs. The dividends on our Series A preferred stock are cumulative and accrue from the date of original issuance. We will pay dividends quarterly in arrears commencing on July 15, 1999 at an annual rate of $2.375 per share. Our Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 11, 2004, except in order to preserve our status as a REIT. On or after June 11, 2004, we may, at our option, redeem our Series A preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

On June 28, 1999, we declared a cash dividend on our common stock aggregating $5,853,000 ($ 0.43 per share) for the calendar quarter ended June 30, 1999. We paid the dividend on July 15, 1999. On June 28, 1999, we also declared a cash dividend on our Series A preferred stock aggregating $356,000 ($ 0.2309 per share) for the period from the date of issuance through July 15, 1999. The portion relating to the period prior to June 30, 1999 ($204,000) has been accrued in the accompanying financial statements. We paid the dividend on July 15, 1999.

6. NET INCOME (LOSS) PER SHARE

The following table shows the computation of net income per share of common stock outstanding (dollars in thousands, except per share amounts):

                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED            ENDED
                                                   JUNE 30, 1999   JUNE 30, 1998
                                                   -----------------------------
Net income available to
 common stockholders                               $     5,613     $      4,724
                                                   =============================
Weighted average shares of common stock
      outstanding - basic                           13,604,031       11,821,664

Add:  dilutive effect of stock options                 151,976          232,319
                                                   -----------------------------
Weighted average shares of common stock
      outstanding - diluted                         13,756,007       12,053,983
                                                   ============================
Net income per common share:
   - Basic                                         $      0.41     $      0.40
                                                   ============================
   - Diluted                                       $      0.41     $      0.39
                                                   ============================

                                                    SIX MONTHS      SIX MONTHS
                                                      ENDED            ENDED
                                                   JUNE 30, 1999   JUNE 30, 1998
                                                   -----------------------------
Net income available to
 common stockholders                               $    10,911     $     9,359
                                                   =============================

Weighted average shares
 of common stock
 outstanding - basic                                13,316,266      11,614,300

Add:  dilutive effect of
 stock options                                         145,423         240,543
                                                   ----------------------------

Weighted average shares of
 common stock outstanding -
 diluted                                            13,461,689      11,854,843
                                                   ============================
Net income per common share:
   - Basic                                         $      0.82     $      0.81
                                                   ============================
   - Diluted                                       $      0.81     $      0.79
                                                   ============================

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements as a result of many factors. Our actual results, performance or achievements, or industry results may be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements as a result of many factors. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this or any other document. Readers of this Form 10-Q should also read our other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

OVERVIEW

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of high quality, strategically located Life Science Facilities in our target markets.

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 54 properties we owned as of June 30, 1999, four were acquired in calendar year 1994, eight in 1996, 10 in 1997, 29 in 1998 (the "1998 Properties") and two in 1999. In addition, we completed the development of one property in 1999 (together with the two properties acquired in 1999, the "1999 Properties"). As a result of our acquisition and development activities, the financial data shows significant increases in total revenue and expenses for the 1999 periods compared to the 1998 periods.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 ("SECOND QUARTER 1999") TO THREE MONTHS ENDED JUNE 30, 1998 ("SECOND QUARTER 1998")

Rental revenue increased by approximately $ 4.9 million, or 41%, to $16.8 million for Second Quarter 1999 compared to $11.9 million for Second Quarter 1998. The increase resulted primarily from rental revenue from the 1998 Properties purchased after April 1, 1998 and from the 1999 Properties. Rental revenue from the Properties acquired before April 1, 1998 (the "Second Quarter Same Properties") increased by $513,000, or 4.7%, due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $1.1 million, or 34%, to $4.0 million for Second Quarter 1999 compared to $2.9 million for Second Quarter 1998. The increase resulted primarily from tenant recoveries from the 1998 Properties purchased after April 1, 1998 and the 1999 Properties. Tenant recoveries from the Second Quarter Same Properties increased by $192,000, or 7.4%, primarily due to an increase in recoverable operating expenses and the improved identification and recovery of costs at certain properties.

Interest and other income increased by $78,000, or 25%, to $386,000 for Second Quarter 1999 compared to $308,000 for Second Quarter 1998, resulting primarily from an increase in storage and parking income at two of our properties: 3005 First Avenue, Seattle, Washington and 620 Memorial Drive, Cambridge, Massachusetts.

Rental operating expenses increased by approximately $1.1 million, or 31%, to $4.7 million for Second Quarter 1999 compared to $3.6 million for Second Quarter 1998. The increase resulted primarily from the 1998 Properties purchased after April 1, 1998 and the 1999 Properties. Operating expenses for the Second Quarter Same Properties increased by $113,000, or 3.4%, primarily due to the increase in property taxes at 1102/1124 Columbia Street, Seattle, Washington. The increase in property taxes was partially offset by lower premiums on our blanket property and liability insurance policies for all of our properties.

The following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Second Quarter Same Properties (dollars in thousands):

                                                   FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                        1999            1998       CHANGE
                                                  --------------------------------------------------
  GAAP BASIS:
  Revenue                                            $ 14,441        $ 13,710          5.3%
  Rental operating expenses                             3,439           3,326          3.4%
                                                  --------------------------------------------------

  Net operating income                               $ 11,002        $ 10,384          6.0%
                                                  ==================================================

  CASH BASIS (1):
  Revenue                                            $ 13,580        $ 12,732          6.7%
  Rental operating expenses                             3,311           3,189          3.8%
                                                  --------------------------------------------------

  Net operating income                               $ 10,269         $ 9,543          7.6%
                                                  ==================================================
---------

    (1)Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments. In addition, the Cash Basis same property comparison excludes the results for 1431 Harbor Bay Parkway, Alameda, California.
The lease for this property (which was in place when the property was acquired by the company) contains significant step-down provisions which affected the cash rent paid by the tenant beginning in January
1999. As a result, cash rent paid was reduced from $737,000 for Second Quarter 1998 to $529,000 for Second Quarter 1999. The lease, which expires in January 2014, requires another step-down in rent beginning in January 2004 to $188,000 per quarter. If this property were included in the Cash Basis same property comparison for the three months ended June 30, 1999, the comparison would show that revenue increased 5.0%, rental operating expenses increased 3.4% and net operating income increased 5.5%. On a GAAP Basis, rental income from this property for the three months ended June 30, 1999 was $353,000 per quarter, the same as each quarter during 1998.

General and administrative expenses increased by $810,000, or 92%, to $1.7 million for Second Quarter 1999 compared to $882,000 for Second Quarter 1998. The increase was primarily due to the continued increase in the scope of our operations, including the expansion of our operations in our suburban Washington D.C. and eastern Massachusetts regions.

Interest expense increased by approximately $1.3 million, or 39%, to $4.8 million for Second Quarter 1999 compared to $3.5 million for Second Quarter 1998. The increase resulted primarily from the indebtedness incurred to acquire the 1998 Properties purchased after April 1, 1998 and the 1999 Properties.

Depreciation and amortization increased by approximately $1.5 million, or 63%, to $4.0 million for Second Quarter 1999 compared to $2.5 million for Second Quarter 1998. The increase resulted primarily from depreciation associated with the 1998 Properties purchased after April 1, 1998, and the addition of the 1999 Properties.

As a result of the foregoing, net income was $5.8 million for Second Quarter 1999 compared to $4.7 million for Second Quarter 1998.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 ("SIX MONTHS 1999") TO SIX MONTHS ENDED JUNE 30, 1998 ("SIX MONTHS 1998")

Rental revenue increased by approximately $11.5 million, or 54%, to $32.5 million for Six Months 1999 compared to $21.0 million for Six Months 1998. The increase resulted primarily from rental revenue from the 1998 Properties purchased after January 1, 1998 and from the 1999 Properties. Rental revenue from the Properties acquired before January 1, 1998 (the "Six Months Same Properties") increased by $356,000, or 2.8%, primarily due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $2.1 million, or 39%, to $7.4 million for Six Months 1999 compared to $5.3 million for Six Months 1998. The increase resulted primarily from tenant recoveries from the 1998 Properties purchased after January 1, 1998 and the 1999 Properties. Tenant recoveries from the Six Months Same Properties increased by $111,000, or 3.6%, primarily due to an increase in recoverable operating expenses and the improved identification and recovery of costs at certain properties.

Interest and other income increased by $252,000, or 50%, to $753,000 for Six Months 1999 compared to $501,000 for Six Months 1998, resulting primarily from interest income from the secured note receivable, which was funded in March 1998.

Rental operating expenses increased by approximately $3.0 million, or 49%, to $9.1 million for Six Months 1999 compared to $6.1 million for Six Months 1998. The increase resulted primarily from the 1998 Properties purchased after January 1, 1998 and the 1999 Properties. Operating expenses for the Six Months Same Properties increased by $34,000, or 1.0%.

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Six Months Same Properties (dollars in thousands):

                                                    FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                        1999            1998       CHANGE
                                                  --------------------------------------------------
  GAAP BASIS:
  Revenue                                            $ 16,297        $ 15,798          3.2%
  Rental operating expenses                             3,331           3,297          1.0%
                                                  --------------------------------------------------

  Net operating income                               $ 12,966        $ 12,501          3.7%
                                                  ==================================================

  CASH BASIS (1):
  Revenue                                            $ 15,159        $ 14,556          4.1%
  Rental operating expenses                             3,047           3,023          0.8%
                                                  --------------------------------------------------

  Net operating income                               $ 12,112        $ 11,533          5.0%
                                                  ==================================================
---------

    (1)Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments. In addition, the Cash Basis same property comparison excludes the results for 1431 Harbor Bay Parkway, Alameda, California.
The lease for this property (which was in place when the property was acquired by the company) contains significant step-down provisions which affected the cash rent paid by the tenant beginning in January
1999. As a result, cash rent paid was reduced from $1,474,000 for Six Months 1998 to $1,067,000 for Six Months 1999. The lease, which expires in January 2014, requires another step-down in rent beginning in January 2004 to $188,000 per quarter. If this property were included in the Cash Basis same property comparison for the six months ended June 30, 1999, the comparison would show that revenue increased
1.3%, rental operating expenses increased 1.0% and net operating income increased 1.3%. On a GAAP Basis, rental income from this property throughout 1998 and during the six months ended June 30, 1999 was $353,000 per quarter.

General and administrative expenses increased by approximately $1.4 million, or 83%, to $3.0 million for Six Months 1999 compared to $1.6 million for Six Months 1998. The increase was primarily due to the continued increase in the scope of our operations, including the addition of personnel in our suburban Washington D.C. and eastern Massachusetts regions.

Interest expense increased by approximately $4.2 million, or 76%, to $9.8 million for Six Months 1999 compared to $5.6 million for Six Months 1998. The increase resulted primarily from the indebtedness incurred to acquire the 1998 Properties purchased after January 1, 1998 and the 1999 Properties.

Depreciation and amortization increased by approximately $3.4 million, or 82%, to $7.6 million for Six Months 1999 compared to $4.2 million for Six Months 1998. The increase resulted primarily from depreciation associated with the 1998 Properties purchased after January 1, 1998, and the addition of the 1999 Properties.

As a result of the foregoing, net income was $11.1 million for Six Months 1999 compared to $9.4 million for Six Months 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities for Six Months 1999 increased by $10.6 million to $21.2 million compared to $10.6 million for Six Months 1998. The increase resulted primarily from operating cash flows from the addition of the 1998 Properties purchased after January 1, 1998 and the 1999 Properties.

Net cash used in investing activities decreased by $143.3 million to $27.2 million for Six Months 1999 compared to $170.5 million for Six Months 1998. The decrease was primarily due to a lower level of property acquisitions during Six Months 1999 compared to Six Months 1998.

Net cash provided by financing activities decreased by $152.6 million to $7.3 million for Six Months 1999 compared to $159.9 million for Six Months 1998. Cash provided by financing activities for Six Months 1999 consisted of net proceeds from the issuance/redemption of our common stock, issuance of preferred stock, exercise of stock options and secured debt, partially offset by principal reductions on our unsecured line of credit, principal reductions on our secured debt and dividends on our common stock. Cash provided by financing activities for Six Months 1998 consisted of net proceeds from the issuance of our common stock, unsecured line of credit and secured debt, partially offset by distributions to stockholders.

COMMITMENTS

We are committed to complete the construction of buildings and certain related improvements in San Diego, California and Gaithersburg, Maryland at a remaining cost of between $20.9 million and $29.9 million under the terms of certain leases (depending on the level of improvements to one of the facilities elected by the tenant at that facility). Under the terms of this lease, the tenant's rental rate will be adjusted depending on the ultimate cost of the improvements.

In March 1999, we acquired an 85% tenancy-in-common interest in a 4.9 acre parcel of land in Worcester, Massachusetts for $425,000. The seller retained the remaining 15% tenancy-in-common interest. The site will be developed as a life science facility (the "Facility"). We are committed to complete the construction of a 94,000 square foot building and certain related improvements at a remaining cost of approximately $10.2 million under the terms of a lease with a third party that will cover 45,000 square feet of the completed Facility. The seller of the property has provided us with a $2.6 million loan for use in the construction of the Facility, of which we had borrowed approximately $2.0 million as of June 30, 1999. The loan bears interest at a rate of 9% and is due on the earlier of (i) twenty days after a certificate of occupancy is issued for the Facility, or (ii) June 30, 2000. Upon completion of the Facility, the ownership of the Facility will be converted into a condominium structure and, concurrently, the seller may convert its 15% tenancy-in-common interest into a condominium interest in 13,000 square feet of the completed Facility. We have the right to purchase the seller's 15% tenancy-in-common interest at any time prior to such conversion for $300,000.

We are also committed to fund approximately $16.0 million for investments in limited partnerships and rental properties, including the construction of tenant improvements under the terms of various leases.

RESTRICTED CASH

As of June 30, 1999, we had $7.3 million in cash and cash equivalents, including $4.4 million in restricted cash accounts. Of the $4.4 million in restricted cash accounts, approximately $399,000 has been set aside to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements) at 1102/1124 Columbia Street, approximately $3.1 million is held in trust as additional security required under the terms of our secured notes payable and approximately $923,000 is held in security deposit reserve accounts based on the terms of certain lease agreements.

SECURED DEBT

Secured debt as of June 30, 1999 consists of the following (in thousands):

                                                                        STATED
                                              BALANCE AT JUNE 30,      INTEREST
COLLATERAL                                           1999                RATE       MATURITY DATE
------------------------------------------------------------------------------------------------------
3535/3565 General Atomics Court,
   San Diego, CA                             $         17,326           9.00%       December 2014
1431 Harbor Bay Parkway,
   Alameda, CA                                          7,682           7.165%      January 2014
1102/1124 Columbia Street,
   Seattle, WA                                         20,444           7.75%       May 2016
100/800/801 Capitola Drive,
   Durham, NC                                          12,502           8.68%       December 2006
14225 Newbrook Drive, Chantilly,
   VA and 3000/3018 Western Avenue,
   Seattle, WA                                         36,160           7.22%       May 2008
620 Memorial Drive,
   Cambridge, MA (1)                                   19,999           9.125%      Oct 2007
One Innovation Drive,
   Worcester, MA (2)                                   11,930           8.75%       January 2006
381 Plantation Street,
   (development project)
   Worcester, MA (3)                                    1,968           9.00%       June 2000
                                             ----------------
                                             $        128,011
                                             ================
---------

    (1) The balance shown includes an unamortized premium of $2,164,000 so that the effective rate of the loan is 7.25%.
    (2) The balance shown includes an unamortized premium of $781,000 so that the effective rate of the loan is 7.25%.
    (3) The balance shown represents the amount drawn on the construction loan provided by the seller in connection with the acquisition of the 85% tenancy-in-common interest in the parcel of land. The loan provides for borrowings of up to $2,625,000.

The following is a summary of the scheduled principal payments for our secured debt as of June 30, 1999 (in thousands):

                   YEAR                    AMOUNT
      ---------------------------------------------------
                   1999             $            1,537
                   2000                          5,205
                   2001                          3,505
                   2002                          3,788
                   2003                          4,095
                Thereafter                     106,936
                                    ---------------------
                 Subtotal                      125,066
           Unamortized premium                   2,945
                                    ---------------------
                                    $          128,011
                                    =====================

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

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of June 30, 1999, borrowings under the line of credit were limited to approximately $221,000,000, and carried a weighted average interest rate of 6.54%.

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

OTHER RESOURCES AND LIQUIDITY REQUIREMENTS

In June 1999, we completed a public offering of 1,543,500 shares (including the shares issued upon exercise of the underwriters' over-allotment option) of our Series A preferred stock. The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $36.9 million, net of underwriters' discounts and commissions and other offering costs. The dividends on our Series A preferred stock are cumulative and accrue from the date of original issuance. We will pay dividends quarterly in arrears commencing on July 15, 1999 at an annual rate of $2.375 per share. Our Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 11, 2004, except in order to preserve our status as a REIT. On or after June 11, 2004, we may, at our option, redeem our Series A preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

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

We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development activities, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, including borrowings under our line of credit, and the issuance of additional debt and/or equity securities.

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

INFLATION

Approximately 79% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, a majority of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI or other index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

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

READINESS

Our year 2000 project has been designed to ensure that all critical systems have been evaluated and will be suitable for continued use into and beyond the year 2000. We completed our identification and initial evaluation of critical systems in the first quarter of 1999, and we implemented substantially all of the necessary remedial actions in the second quarter.

We have completed our review of our internal accounting systems. Our general ledger system and our accounts payable system are currently year 2000 compliant and testing has been completed. The year 2000 compliant version of the billing system was recently received and is currently in use. We will be testing this software for year 2000 compliance during the third quarter of 1999.

We place a high degree of reliance on computer systems of third parties, such as tenants, vendors and financial institutions. Although we have been assessing the readiness of these third parties, the failure of these third parties to modify their systems in advance of December 31, 1999 could have a material adverse effect on our operations. We have surveyed significant third-party vendors and financial institutions, and all surveyed indicated that they have implemented year 2000 programs. In addition, we are in the process of surveying our significant tenants for their year 2000 readiness. Approximately 70% of our tenants have returned their surveys. Most have indicated that they have a year 2000 program in place and expect to be year 2000 compliant by the end of 1999. A few have indicated that they have some concerns regarding their systems.

We are monitoring their status in this regard. We are in the process of contacting those tenants who have not returned their surveys. We anticipate that this process will be substantially completed in the third quarter of 1999.

We are continually participating in surveys with new tenants, vendors and other third-party suppliers. If future risk assessments of third-party suppliers or tenants indicate significant exposure from a supplier's year 2000 problem, the supplier or tenant will be asked to demonstrate how the problems will be addressed. We believe that we have viable alternatives for each of our major vendors.

The task force has completed its evaluation of internal systems in our properties that may have embedded microprocessors with potential year 2000 problems, mainly building systems, including heating, ventilation and air conditioning systems, elevators and security systems. Based on the results of our review, certain of our properties had critical systems that required upgrades for year 2000 readiness. Upgrades were completed at all but one of these properties in the second quarter of 1999. The energy management system at one property will be upgraded for year 2000 readiness in the third quarter of 1999. In some instances, we anticipate using the services of outside experts to test and review our findings and to reconfirm that our building systems are year 2000 compliant. We expect to complete this part of the project in the third and fourth quarters of 1999.

COST

We do not expect that our year 2000 project costs, including the costs of any remedial activities and outside experts, will be material. The aggregate cost of purchasing conversion packages for the accounting systems and the cost to survey tenants, vendors and financial institutions are not expected to be material. In addition, any costs incurred to review the building systems and to replace or upgrade them as appropriate constitute property maintenance cost, and are therefore generally recoverable from the tenants pursuant to the terms of their existing leases.

RISKS

We believe that the principal risks associated with the year 2000 issue include the risk of disruption of our operations due to operational failures of third parties, including tenants, vendors and financial institutions, and the risk of business interruption due to building system failures. The risk of disruptions due to operational failures of vendors or financial institutions should not be significant, because our major vendors and financial institutions have indicated that they are currently year 2000 compliant, and we believe we have viable alternatives for such suppliers. If any of our major tenants do not become year 2000 compliant on schedule, such tenant's operations and financial condition could be adversely affected, which may impact the tenant's ability to meet its rent obligations. Similarly, if our building systems failed due to year 2000 problems, services to our properties and tenants, such as mechanical and security services, could be interrupted, resulting in potential rent disputes with the tenants. We believe, however, that our early involvement in identifying, assessing and evaluating our critical systems should minimize the risk of year 2000 problems to our operations.

CONTINGENCY PLANS

The development of contingency plans for significant exposures to potential year 2000 problems is integral to our planning process. We continually develop and update our contingency plans based on our on-going risk assessment. Because our assessment to date indicates that we are currently substantially year 2000 compliant, we believe that adequate time exists to ensure that alternatives can be developed, assessed and implemented prior to the end of 1999. Any failure to develop an alternative or an appropriate contingency plan could have a material adverse effect on our operations.

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

The following tables present our FFO for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                JUNE 30, 1999                      JUNE 30, 1998
                                       -----------------------------------------------------------------
Net income                                    $          5,817                   $          4,724
Add:
   Depreciation and amortization                         3,999                              2,456
Subtract:
   Dividends on preferred stock                           (204)                                 -
                                              -------------------                -------------------
                                              $          9,612                   $          7,180
                                              ===================                ===================


                                                      SIX MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30, 1999              JUNE 30, 1998
                                            ------------------------------------------------------------
Net income                                    $         11,115                   $          9,359
Add:
   Depreciation and amortization                         7,593                              4,177
Subtract:
   Dividends on preferred stock                           (204)                                 -
                                              -------------------                -------------------
FFO                                           $         18,504                   $         13,536
                                              ===================                ===================

PROPERTY AND LEASE INFORMATION

The following table is a summary of our property portfolio as of June 30, 1999 (dollars in thousands):

                                            NUMBER OF         RENTABLE      ANNUALIZED       OCCUPANCY
                                            PROPERTIES      SQUARE FEET     BASE RENT        PERCENTAGE
                                          -------------------------------------------------------------------
REGION:
Suburban Washington D.C.                        17            1,537,338    $     21,213         95.1%       (1)
California - San Diego                          7               428,955          11,780         100.0%
California - San Francisco Bay                  7               387,805           6,650         95.4%       (1)
Southeast                                       4               254,230           3,749          100%
New Jersey/Suburban Philadelphia                5               268,418           3,894         98.6%
Eastern Massachusetts                           6               380,709           9,853         99.4%
Washington - Seattle                            3               328,221           8,981         96.0%
                                          -------------------------------------------------------------------

Subtotal                                        49            3,585,676          66,120         96.9%
Renovation/Repositioning Properties             5               186,335           1,600         15.4%
                                          -------------------------------------------------------------------

Total                                           54            3,772,011    $     67,720         92.9%
                                          ===================================================================

---------

(1) All, or substantially all, of the vacant space is office or warehouse space.

The following table shows certain information with respect to the lease expirations of our properties as of June 30, 1999:

                                             SQUARE                          ANNUALIZED BASE
                                           FOOTAGE OF     PERCENTAGE OF      RENT OF EXPIRING
         YEAR OF LEASE      NUMBER OF       EXPIRING   AGGREGATE PORTFOLIO  LEASES (PER SQUARE
           EXPIRATION    EXPIRING LEASES     LEASES     LEASE SQUARE FOOT         FOOT)
        ----------------------------------------------------------------------------------------

             1999  (1)        40              277,329          7.9%             $ 25.65
             2000             27              338,061          9.7%             $ 17.57
             2001             24              373,784         10.7%             $ 19.49
             2002             16              328,931          9.4%             $ 16.99
             2003             17              349,427         10.0%             $ 15.42
          Thereafter          40            1,834,482         52.3%             $ 19.84

---------

     (1) Represents leases expiring between July 1, 1999 to December 31, 1999.

The following table is a summary of our lease activity for the quarter ended June 30, 1999 computed on a GAAP Basis and on a Cash Basis:

                                                                                                  RENTAL     TI'S/LEASE   AVERAGE
                                      NUMBER         SQUARE         EXPIRING         NEW           RATE     COMMISSIONS    LEASE
                                    OF LEASES        FOOTAGE          RATE           RATE        INCREASE     PER FOOT      TERM
                                 -------------------------------------------------------------------------------------------------
LEASE ACTIVITY - EXPIRED LEASES

   Lease Expirations
       Cash Rent                       23          191,960         $ 16.98           -             -            -          -
       GAAP Rent                       23          191,960         $ 18.03           -             -            -          -

   Renewed / Released Space
       Cash Rent                        8          135,856         $ 14.71        $ 17.02         15.7%       $ 2.95    4.4 Years
       GAAP Rent                        8          135,856         $ 16.20        $ 18.26         12.7%       $ 2.95    4.4 Years

   Month-to-Month Leases
       Cash Rent                       12           43,494         $ 20.85        $ 21.04          0.9%         -          -
       GAAP Rent                       12           43,494         $ 20.85         $21.04          0.9%         -          -

   Total Leasing
       Cash Rent                       20          179,350         $ 16.20        $ 18.00         11.1%         -          -
       GAAP Rent                       20          179,350         $ 17.33        $ 18.94          9.3%         -          -


VACANT SPACE LEASED
       Cash Rent                        5           41,315            -           $ 19.34          -         $ 11.45    5.2 Years
       GAAP Rent                        5           41,315            -           $ 20.01          -         $ 11.45    5.2 Years


ALL LEASE ACTIVITY
       Cash Rent                       25          220,665            -           $ 18.25          -            -          -
       GAAP Rent                       25          220,665            -            $19.14          -            -          -

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreement, the effects of interest rate changes are reduced. Based on interest rates at June 30, 1999, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.0 million. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.0 million. A 1% increase interest rates on our secured debt and interest rate swap agreement would decrease their fair value by approximately $8.3 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreement would increase their fair value by approximately $9.4 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

To our knowledge, no litigation is pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance or which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 1999, we issued 1,543,500 shares of our Series A preferred stock at a price of $25.00 per share. Our Series A preferred stock is senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up. We may not declare or pay dividends on our common stock (other than dividends in shares of our common stock or any other class of stock ranking junior to our Series A preferred stock) unless full cumulative dividends have been or contemporaneously are declared and paid or set aside on our Series A preferred stock. In addition, in the event of a voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of shares of our Series A preferred stock are entitled to be paid a liquidation preference of $25.00 per share, plus an amount equal to any accrued and unpaid dividends, before any distribution of assets is made to holders of our common stock.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 1999, we held our Annual Meeting of Stockholders.

At the meeting, nine directors were elected to serve for a one-year term and until their successors are duly elected and qualify. The following directors were elected pursuant to the votes indicated:

              Director                        "For"                 "Withheld"
         Jerry M. Sudarsky                  12,514,609                 74,989
         Joel S. Marcus                     12,514,609                 74,989
         James H. Richardson                12,514,609                 74,989
         Joseph Elmaleh                     12,513,189                 76,409
         Richard B. Jennings                12,514,609                 74,989
         Viren Mehta                        12,513,189                 76,409
         David M. Petrone                   12,514,609                 74,989
         Anthony M. Solomon                 12,514,609                 74,989
         Alan G. Walton                     12,514,609                 74,989

We have no other directors.

In addition, the stockholders voted to ratify the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 1999. A total of 12,582,646 shares voted "for" the ratification, 4,475 voted "against" and 2,477 shares abstained.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.5 Articles Supplementary of Alexandria Relating to its 9.50% Series A Cumulative Redeemable Preferred Stock of the Company.

4.2 Specimen Certificate Representing Shares of Alexandria's 9.50% Series A Cumulative Redeemable Preferred Stock.

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27.1     Financial Data Schedule


(b) Reports on Form 8-K.

On June 14, 1999, we filed a Current Report on Form 8-K, dated June 8, 1999, to report the offering and sale of up to 1,610,000 shares of our 9.50% Series A Cumulative Redeemable Preferred Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 1999.

                               ALEXANDRIA REAL ESTATE EQUITIES, INC.




                               /s/ Joel. S. Marcus
                               ------------------------------------------
                               Joel S. Marcus
                               Chief Executive Officer
                               (Principal Executive Officer)



                               /s/ Peter J. Nelson
                               ------------------------------------------
                               Peter J. Nelson
                               Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)