Form 10-Q
period 1999-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 1999-11-15
CIK 1035443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

As of November 12, 1999, 13,740,622 shares of common stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of September 30, 1999 and December 31, 1998

              Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998

              Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the nine months ended September 30, 1999 and 1998

              Notes to Condensed Consolidated Financial Statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II--OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS
Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 3.       DEFAULTS UPON SENIOR SECURITIES
Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.       OTHER INFORMATION
Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

PART I--FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                          1999                     1998
                                                               ----------------------------------------------------
ASSETS
Rental properties, net                                                    $550,020                  $471,907
Property under development                                                  29,091                    21,839
Cash and cash equivalents                                                    2,503                     1,554
Tenant security deposits and other restricted cash                           4,453                     7,491
Secured note receivable                                                      6,000                     6,000
Tenant receivables                                                           3,296                     2,884
Deferred rent                                                                8,015                     5,595
Other assets                                                                16,698                    13,026
                                                               ----------------------------------------------------
       Total assets                                                       $620,076                  $530,296
                                                               ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                                     $127,557                  $115,829
Unsecured line of credit                                                   205,000                   194,000
Accounts payable, accrued expenses and tenant
   security deposits                                                        17,330                    15,663
Dividends payable                                                            6,671                     5,035
                                                               ----------------------------------------------------
       Total liabilities                                                   356,558                   330,527

Stockholders' equity:
   Series A preferred stock                                                 38,588                         -
   Common stock                                                                137                       126
   Additional paid-in capital                                              224,793                   199,643
   Retained earnings                                                             -                         -
                                                               ----------------------------------------------------
       Total stockholders' equity                                          263,518                   199,769
                                                               ----------------------------------------------------

       Total liabilities and stockholders' equity                         $620,076                  $530,296
                                                               ====================================================


SEE ACCOMPANYING NOTES

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                    Condensed Consolidated Income Statements
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                      1999            1998             1999            1998
                                                -------------------------------------------------------------------
Revenues:
   Rental                                           $    17,654     $    12,540      $    50,152     $    33,583
   Tenant recoveries                                      4,354           2,903           11,736           8,215
   Interest and other income                                387             368            1,140             869
                                                -------------------------------------------------------------------
                                                         22,395          15,811           63,028          42,667
Expenses:
   Rental operations                                      4,772           3,337           13,891           9,461
   General and administrative                             1,922             957            4,915           2,590
   Interest                                               4,835           3,627           14,648           9,190
   Depreciation and amortization                          5,017           2,773           12,610           6,949
                                                -------------------------------------------------------------------
                                                         16,546          10,694           46,064          28,190
                                                -------------------------------------------------------------------
Net income                                          $     5,849     $     5,117      $    16,964     $    14,477
                                                ===================================================================

Dividends on preferred stock                        $       916     $        --      $     1,120     $        --
                                                ===================================================================

Net income available to common
  stockholders                                      $     4,933     $     5,117      $    15,844     $    14,477
                                                ===================================================================

Net income per common share
      -Basic                                        $      0.36     $      0.41      $      1.18     $      1.21
                                                ===================================================================
      -Diluted                                      $      0.36     $      0.40      $      1.16     $      1.19
                                                ===================================================================

Weighted average shares of
  common stock outstanding:
      -Basic                                         13,723,327      12,568,407       13,453,444      11,935,830
                                                ===================================================================
      -Diluted                                       13,877,678      12,763,525       13,601,998      12,161,468
                                                ===================================================================

SEE ACCOMPANYING NOTES

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                1999            1998
                                                                           --------------------------------
Net cash provided by operating activities                                        $ 27,606      $  16,020

INVESTING ACTIVITIES
Purchase of rental properties                                                     (60,821)      (190,714)
Additions to rental properties                                                     (9,867)       (16,171)
Property development costs                                                        (14,100)       (11,502)
Issuance of note receivable                                                            --         (6,000)
                                                                           --------------------------------
Net cash used in investing activities                                             (84,788)      (224,387)

FINANCING ACTIVITIES
Proceeds from secured notes payable                                                 2,625         49,132
Net proceeds from issuance of preferred stock                                      36,888             --
Net proceeds from issuance of common stock                                         29,830         33,661
Redemption and retirement of common stock                                          (3,459)            --
Proceeds from exercise of stock options                                               774             --
Net borrowings on unsecured line of credit                                         11,000        139,800
Principal reductions of secured notes payable                                      (2,800)          (893)
Dividends paid on common stock                                                    (16,371)       (14,146)
Dividends paid on preferred stock                                                    (356)            --
                                                                           --------------------------------
Net cash provided by financing activities                                          58,131        207,554

Net increase (decrease) in cash and cash equivalents                                  949           (813)
Cash and cash equivalents at beginning of period                                    1,554          2,060
                                                                           --------------------------------

Cash and cash equivalents at end of period                                       $  2,503      $   1,247
                                                                           ================================

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, contract research and personal care products companies, major scientific research institutions, related government agencies and technology enterprises. As of September 30, 1999, our portfolio consisted of 58 properties with approximately 4.0 million rentable square feet.

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

2.  RENTAL PROPERTIES

Rental properties consist of the following (in thousands):


                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                         1999                1998
                                                                 ------------------------------------------
Land                                                                       $ 81,524             $ 76,254
Buildings and improvements                                                  470,142              393,728
Tenant and other improvements                                                28,522               20,536
                                                                 ------------------------------------------
                                                                            580,188              490,518
Less accumulated depreciation                                               (30,168)             (18,611)
                                                                 ------------------------------------------
                                                                           $550,020             $471,907
                                                                 ==========================================



During the three months ended September 30, 1999, we acquired four properties containing approximately 239,000 rentable square feet from unrelated third parties for an aggregate purchase price (including closing and transaction costs) of approximately $49 million.

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

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of September 30, 1999, borrowings under the line of credit were limited to approximately $240,000,000, and carried a weighted average interest rate of 6.91%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

4.  SECURED NOTES PAYABLE

As of September 30, 1999, we had eight notes payable to certain banks and other entities, secured by first deeds of trust on 11 of our properties. The notes bear interest at fixed rates ranging from 7.17% to 9.125% and are due at various dates through 2016.

5.  STOCKHOLDERS' EQUITY

On September 24, 1999, we declared a cash dividend on our common stock aggregating $5,907,000 ($ 0.43 per share) for the calendar quarter ended September 30, 1999. We paid the dividend on October 15, 1999. On September 24, 1999, we also declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from July 16, 1999 through October 15, 1999. The portion relating to the period prior to September 30, 1999 ($764,000) has been included in accrued liabilities in the accompanying balance sheet. We paid the dividend on October 15, 1999.

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

6.  NET INCOME (LOSS) PER SHARE

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):


                                                                  THREE MONTHS          THREE MONTHS
                                                                     ENDED                 ENDED
                                                               SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                             ---------------------------------------------
Net income available to common stockholders                         $     4,933            $     5,117
                                                             =============================================

Weighted average shares of common stock
      outstanding - basic                                            13,723,327             12,568,407

Add:  dilutive effect of stock options                                  154,351                195,118
                                                             ---------------------------------------------

Weighted average shares of common stock
      outstanding - diluted                                          13,877,678             12,763,525
                                                             =============================================

Net income per common share:
   - Basic                                                          $      0.36            $      0.41
                                                             =============================================

   - Diluted                                                        $      0.36            $      0.40
                                                             =============================================




                                                                   NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                               SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                             ---------------------------------------------
Net income available to common stockholders                         $    15,844            $    14,477
                                                             =============================================

Weighted average shares of common stock
      outstanding - basic                                            13,453,444             11,935,830

Add:  dilutive effect of stock options                                  148,554                225,638
                                                             ---------------------------------------------

Weighted average shares of common stock
      outstanding - diluted                                          13,601,998             12,161,468
                                                             =============================================

Net income per common share:
   - Basic                                                          $      1.18            $      1.21
                                                             =============================================

   - Diluted                                                        $      1.16            $      1.19
                                                             =============================================


7.  SUBSEQUENT EVENT

In October 1999, we obtained an unsecured construction loan that provides for borrowings of up to $19,000,000. The loan bears interest at LIBOR plus 1.75% per annum and is due on October 31, 2001. Proceeds from the loan will be used to complete the construction of the Life Science Facility at 1201 Clopper Road, Gaithersburg, Maryland.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. Our actual results, performance or achievements, or industry results may be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements as a result of many factors. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this or any other document. Readers of this Form 10-Q should also read our other publicly filed documents for further discussion regarding such factors. As used in this Form 10-Q, "we," "our," "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

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

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 58 properties we owned as of September 30, 1999, four were acquired in calendar year 1994, eight in 1996, 10 in 1997, 29 in 1998 (the "1998 Properties") and six in 1999. In addition, we completed the development of one property in 1999 (together with the six properties acquired in 1999, the "1999 Properties"). As a result of our acquisition and development activities, the financial data shows significant increases in total revenue and expenses for the 1999 periods compared to the 1998 periods.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 ("THIRD QUARTER 1999") TO THREE MONTHS ENDED SEPTEMBER 30, 1998 ("THIRD QUARTER 1998")

Rental revenue increased by approximately $ 5.2 million, or 41%, to $17.7 million for Third Quarter 1999 compared to $12.5 million for Third Quarter 1998. The increase resulted primarily from rental revenue from the 1998 Properties purchased after July 1, 1998 and from the 1999 Properties. Rental revenue from the Properties acquired before July 1, 1998 (the "Third Quarter Same Properties") increased by $762,000, or 6.4%, due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $1.5 million, or 50%, to $4.4 million for Third Quarter 1999 compared to $2.9 million for Third Quarter 1998. The increase resulted primarily from tenant recoveries from the 1998 Properties purchased after July 1, 1998 and the 1999 Properties. Tenant recoveries from the Third Quarter Same Properties increased by $259,000, or 9.0%, primarily due to an increase in recoverable operating expenses.

Interest and other income increased by $19,000, or 5%, to $387,000 for Third Quarter 1999 compared to $368,000 for Third Quarter 1998, resulting primarily from an increase in storage and parking income at two of our properties.

Rental operating expenses increased by approximately $1.5 million, or 43%, to $4.8 million for Third Quarter 1999 compared to $3.3 million for Third Quarter 1998. The increase resulted primarily from the 1998 Properties purchased after July 1, 1998 and the 1999 Properties. Rental operating expenses for the Third Quarter Same Properties increased by $357,000, or 11.0%, primarily due to the increase in property taxes at our properties. The increase in property taxes, substantially all of which was recoverable from the tenants at the respective properties, was partially offset by lower premiums on our blanket property and liability insurance policies for all of our properties.

The following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Third Quarter Same Properties (dollars in thousands):

                                                   FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  -----------------------------

                                                        1999            1998       CHANGE
                                                  -----------------------------------------------
  GAAP BASIS:
  Revenue                                            $ 16,124        $ 15,104       6.8%
  Rental operating expenses                             3,595           3,238      11.0%
                                                  -----------------------------------------------

  Net operating income                               $ 12,529        $ 11,866       5.6%
                                                  ===============================================

  CASH BASIS (1):
  Revenue                                            $ 15,014        $ 13,772       9.0%
  Rental operating expenses                             3,472           3,121      11.2%
                                                  -----------------------------------------------

  Net operating income                               $ 11,542        $ 10,651       8.4%
                                                  ===============================================

---------

    (1)Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments. In addition, the Cash Basis same property comparison excludes the results for 1431 Harbor Bay Parkway, Alameda, California. The lease for this property (which was in place when we acquired the property) contains significant step-down provisions that affected the cash rent paid by the tenant beginning in January 1999. As a result, cash rent paid was reduced from $737,000 for Third Quarter 1998 to $529,000 for Third Quarter 1999. The lease, which expires in January 2014, requires another step-down in rent beginning in January 2004 to $188,000 per quarter. If this property were included in the Cash Basis same property comparison for the three months ended September 30, 1999, the comparison would show that revenue increased 7.0%, rental operating expenses increased 11.0% and net operating income increased 5.8%. On a GAAP Basis, rental income from this property for the three months ended September 30, 1999 was $353,000 per quarter, the same as each quarter during 1998.

General and administrative expenses increased by $965,000, or 108%, to $1.9 million for Third Quarter 1999 compared to $957,000 for Third Quarter 1998. The increase was primarily due to the continued increase in the scope of our operations, including the expansion of our operations in our suburban Washington D.C. and eastern Massachusetts regions.

Interest expense increased by approximately $1.2 million, or 33%, to $4.8 million for Third Quarter 1999 compared to $3.6 million for Third Quarter 1998. The increase resulted primarily from the indebtedness incurred to acquire the 1998 Properties purchased after July 1, 1998 and the 1999 Properties.

Depreciation and amortization increased by approximately $2.2 million, or 81%, to $5.0 million for Third Quarter 1999 compared to $2.8 million for Third Quarter 1998. The increase resulted primarily from depreciation associated with the 1998 Properties purchased after July 1, 1998 and the addition of the 1999 Properties.

As a result of the foregoing, net income was $5.8 million for Third Quarter 1999 compared to $5.1 million for Third Quarter 1998.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 ("NINE MONTHS 1999") TO NINE MONTHS ENDED SEPTEMBER1998 ("NINE MONTHS 1998")

Rental revenue increased by approximately $16.6 million, or 49%, to $50.2 million for Nine Months 1999 compared to $33.6 million for Nine Months 1998. The increase resulted primarily from rental revenue from the 1998 Properties purchased after January 1, 1998 and from the 1999 Properties. Rental revenue from the Properties acquired before January 1, 1998 (the "Nine Months Same Properties") increased by $996,000, or 4.4%, primarily due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $3.5 million, or 43%, to $11.7 million for Nine Months 1999 compared to $8.2 million for Nine Months 1998. The increase resulted primarily from tenant recoveries from the 1998 Properties purchased after January 1, 1998 and the 1999 Properties. Tenant recoveries from the Nine Months Same Properties increased by $225,000, or 3.7%, primarily due to an increase in recoverable operating expenses.

Interest and other income increased by $271,000, or 31%, to $1.1 million for Nine Months 1999 compared to $869,000 for Nine Months 1998, resulting primarily from interest income from the secured note receivable, which was funded in March 1998.

Rental operating expenses increased by approximately $4.4 million, or 47%, to $13.9 million for Nine Months 1999 compared to $9.5 million for Nine Months 1998. The increase resulted primarily from the 1998 Properties purchased after January 1, 1998 and the 1999 Properties. Rental operating expenses for the Nine Months Same Properties increased by $387,000, or 6.1%, primarily due to the increase in property taxes at our properties. The increase in property taxes, substantially all of which was recoverable from the tenants of the respective properties, was partially offset by lower premiums on our blanket property and liability insurance policies for all of our properties.

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Nine Months Same Properties (dollars in thousands):

                                                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  -----------------------------

                                                        1999            1998       CHANGE
                                                  -----------------------------------------------
  GAAP BASIS:
  Revenue                                            $ 29,962        $ 28,791       4.1%
  Rental operating expenses                             6,710           6,323       6.1%
                                                  -----------------------------------------------

  Net operating income                               $ 23,252        $ 22,468       3.5%
                                                  ===============================================

  CASH BASIS (1):
  Revenue                                            $ 27,932        $ 26,252       6.4%
  Rental operating expenses                             6,302           5,933       6.2%
                                                  -----------------------------------------------

  Net operating income                               $ 21,630        $ 20,319       6.5%
                                                  ===============================================

---------

    (1)Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments. In addition, the Cash Basis same property comparison excludes the results for 1431 Harbor Bay Parkway, Alameda, California. The lease for this property (which was in place when we acquired the property) contains significant step-down provisions that affected the cash rent paid by the tenant beginning in January 1999. As a result, cash rent paid was reduced from $2,211,000 for Nine Months 1998 to $1,599,000 for Nine Months 1999. The lease, which expires in January 2014, requires another step-down in rent beginning in January 2004 to $188,000 per quarter. If this property were included in the Cash Basis same property comparison for the nine months ended September 30, 1999, the comparison would show that revenue increased 3.7%, rental operating expenses increased 6.1% and net operating income increased 3.0%. On a GAAP Basis, rental income from this property throughout 1998 and during the nine months ended September 30, 1999 was $353,000 per quarter.


General and administrative expenses increased by approximately $2.3 million, or 90%, to $4.9 million for Nine Months 1999 compared to $2.6 million for Nine Months 1998. The increase was primarily due to the continued increase in the scope of our operations, including the expansion of our operations in our suburban Washington D.C. and eastern Massachusetts regions.

Interest expense increased by approximately $5.4 million, or 59%, to $14.6 million for Nine Months 1999 compared to $9.2 million for Nine Months 1998. The increase resulted primarily from the indebtedness incurred to acquire the 1998 Properties purchased after January 1, 1998 and the 1999 Properties.

Depreciation and amortization increased by approximately $ 5.7 million, or 81%, to $12.6 million for Nine Months 1999 compared to $6.9 million for Nine Months 1998. The increase resulted primarily from depreciation associated with the 1998 Properties purchased after January 1, 1998 and the addition of the 1999 Properties.

As a result of the foregoing, net income was $17.0 million for Nine Months 1999 compared to $14.5 million for Nine Months 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities for Nine Months 1999 increased by $11.6 million to $27.6 million compared to $16.0 million for Nine Months 1998. The increase resulted primarily from operating cash flows resulting from the addition of the 1998 Properties purchased after January 1, 1998 and the 1999 Properties.

Net cash used in investing activities decreased by $139.6 million to $84.8 million for Nine Months 1999 compared to $224.4 million for Nine Months 1998. The decrease was primarily due to a lower level of property acquisitions during Nine Months 1999 compared to Nine Months 1998.

Net cash provided by financing activities decreased by $149.5 million to $58.1 million for Nine Months 1999 compared to $207.6 million for Nine Months 1998. Cash provided by financing activities for Nine Months 1999 consisted of net proceeds from the issuance/redemption of our common stock, issuance of preferred stock, exercise of stock options, borrowings under our line of credit and secured debt, partially offset by principal reductions on our secured debt and dividends on our common stock. Cash provided by financing activities for Nine Months 1998 consisted of net proceeds from the issuance of our common stock, borrowings under our line of credit and secured debt, partially offset by distributions to stockholders.

COMMITMENTS

We are committed to complete the construction of buildings and certain related improvements in San Diego, California, Gaithersburg, Maryland and Research Triangle Park, North Carolina at a remaining aggregate cost of $30.9 million under the terms of certain leases.

In March 1999, we acquired an 85% tenancy-in-common interest in a 4.9 acre parcel of land in Worcester, Massachusetts for $425,000. The seller retained the remaining 15% tenancy-in-common interest. The site will be developed as a Life Science Facility (the "Facility"). We are committed to complete the construction of a 94,000 square foot building and certain related improvements at a remaining cost of approximately $11.4 million under the terms of a lease with a third party that will cover 45,000 square feet of the completed Facility. The seller of the property provided us with a $2.6 million loan for use in the construction of the Facility, which is included in secured notes payable in our condensed consolidated balance sheet as of September 30, 1999 and related notes. The loan bears interest at a rate of 9% and is due on the earlier of (i) twenty days after a certificate of occupancy is issued for the Facility, or (ii) June 30, 2000. Upon completion of the Facility, the ownership of the Facility will be converted into a condominium structure and, concurrently, the seller may convert its 15% tenancy-in-common interest into a condominium interest in 13,000 square feet of the completed Facility. We have the right to purchase the seller's 15% tenancy-in-common interest at any time prior to such conversion for $300,000.

We are also committed to fund approximately $23.0 million for investments in limited partnerships and rental properties, including the construction of tenant improvements under the terms of various leases.

RESTRICTED CASH

As of September 30, 1999, we had $7.0 million in cash and cash equivalents, including $4.5 million in restricted cash accounts. Of the $4.5 million in restricted cash accounts, approximately $316,000 has been set aside to complete the conversion of existing space into higher rent generic laboratory space (as well as certain related improvements) at 1102/1124 Columbia Street, approximately $3.2 million is held in trust as additional security required under the terms of our secured notes payable and approximately $915,000 is held in security deposit reserve accounts based on the terms of certain lease agreements.

SECURED DEBT

Secured debt as of September 30, 1999 consists of the following (in thousands):

                                                   BALANCE AT          STATED
                                                  SEPTEMBER 30,       INTEREST
COLLATERAL                                            1999              RATE       MATURITY DATE
------------------------------------------------------------------------------------------------------
3535/3565 General Atomics Court,
   San Diego, CA                                $      17,196           9.00%       December 2014
1431 Harbor Bay Parkway,
   Alameda, CA                                          7,146           7.165%      January 2014
1102/1124 Columbia Street,
   Seattle, WA                                         20,298           7.75%       May 2016
100/800/801 Capitola Drive,
   Durham, NC                                          12,464           8.68%       December 2006
14225 Newbrook Drive, Chantilly,
   VA and 3000/3018 Western Avenue,
   Seattle, WA                                         36,081           7.22%       May 2008
620 Memorial Drive,
   Cambridge, MA (1)                                   19,921           9.125%      Oct 2007
One Innovation Drive,
   Worcester, MA (2)                                   11,826           8.75%       January 2006
381 Plantation Street,
   (development project)
   Worcester, MA (3)                                    2,625           9.00%       June 2000
                                                ---------------
                                                $     127,557
                                                ===============

--------------------
(1) The balance shown includes an unamortized premium of $2,114,000 so that the effective rate of the loan is 7.25%.

(2) The balance shown includes an unamortized premium of $753,000 so that the effective rate of the loan is 7.25%.

(3) The balance shown represents the amount drawn on the construction loan provided by the seller in connection with the acquisition of the 85% tenancy-in-common interest in the parcel of land. The loan provides for borrowings of up to $2,625,000.

The following is a summary of the scheduled principal payments for our secured debt as of September 30, 1999 (in thousands):


             YEAR                     AMOUNT
----------------------------------------------------
             1999              $              504
             2000                           5,862
             2001                           3,505
             2002                           3,788
             2003                           4,095
          Thereafter                      106,936
                               ---------------------
           Subtotal                       124,690
      Unamortized premium                   2,867
                               ---------------------
                               $          127,557
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

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of September 30, 1999, borrowings under the line of credit were limited to approximately $240,000,000, and carried a weighted average interest rate of 6.91%.

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

In October 1999, we entered into an additional interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Effective December 8, 1999, interest paid will be calculated at a fixed interest rate of 6.5% through May 31, 2001 on a notional amount of $50 million, and interest received will be calculated at one month LIBOR. This agreement has no effect on our existing interest rate swap agreement.

OTHER RESOURCES AND LIQUIDITY REQUIREMENTS

We expect to continue meeting our short-term liquidity and capital requirements generally by using our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to make distributions necessary to enable us to continue qualifying as a real estate investment trust. We also believe that net cash provided by operations will be sufficient to fund our recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

INFLATION

Approximately 80% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 85% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI or other index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

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

The following discussion of our year 2000 project contains numerous forward-looking statements based on inherently uncertain information. The cost of our evaluation and the date on which we plan to complete our projects are based on our best estimates. We derived these estimates using a number of assumptions of future events, including the continued availability of internal and external resources, third-party modifications and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results may be materially different from those anticipated. Moreover, although we believe that we will be operating in a year 2000 compliant manner prior to December 31, 1999, there can be no assurance that any failure to modify a critical system would not have a material adverse effect on our operations.

READINESS

Our year 2000 project has been designed to ensure that all critical systems have been evaluated and will be suitable for continued use into and beyond the year 2000. We completed our identification and initial evaluation of critical systems in the first quarter of 1999, and we have implemented substantially all of the necessary remedial actions.

We have completed our review of our internal accounting systems. All of these systems are currently year 2000 compliant and testing has been completed.

We place a high degree of reliance on computer systems of third parties, such as tenants, vendors and financial institutions. Although we have been assessing the readiness of these third parties, we cannot guarantee that they will be year 2000 compliant in a timely manner. The failure of these third parties to modify their systems in advance of December 31, 1999 could have a material adverse effect on our operations. We have surveyed significant third-party vendors and financial institutions, and all surveyed indicated that they have implemented year 2000 programs. In addition, we have surveyed our significant tenants for their year 2000 readiness. Approximately 80% of these tenants returned their surveys, and we have discussed year 2000 readiness with the others. Most have indicated that they have a year 2000 program in place and expect to be year 2000 compliant by the end of 1999. A few tenants have indicated that they have some concerns regarding their systems and that they are addressing their concerns.

We are continually participating in surveys with new tenants, vendors and other third-party suppliers. If future risk assessments of third-party suppliers or tenants indicate significant exposure from a supplier's year 2000 problem, the supplier or tenant will be asked to demonstrate how the problems will be addressed. We believe that we have viable alternatives for each of our major vendors.

The task force has completed its evaluation of internal systems in our properties that may have embedded microprocessors with potential year 2000 problems, mainly building systems, including heating, ventilation and air conditioning systems, elevators and security systems. Based on the results of our review, certain of our properties had critical systems that required upgrades for year 2000 readiness. Upgrades were completed at all of these properties in the second and third quarters of 1999. In some instances, we have used the services of outside experts to test and review our findings and to confirm that our building systems are year 2000 compliant.

COST

We do not expect that our year 2000 project costs, including the costs of any remedial activities and outside experts, will be material. The aggregate cost of purchasing conversion packages for the accounting systems and the cost to survey tenants, vendors and financial institutions are not material. In addition, any costs incurred to review the building systems and to replace or upgrade them as appropriate constitute property maintenance cost, and are therefore generally recoverable from the tenants pursuant to the terms of their existing leases.

RISKS

We believe that the principal risks associated with the year 2000 issue include the risk of disruption of our operations due to operational failures of third parties, including tenants, vendors (particularly utility vendors), and financial institutions, and the risk of business interruption due to building system failures. The risk of disruptions due to operational failures of vendors or financial institutions should not be significant, because our major vendors and financial institutions have indicated that they are currently year 2000 compliant, and we believe we have viable alternatives for such suppliers. If any of our major tenants do not become year 2000 compliant on schedule, such tenant's operations and financial condition could be adversely affected, which may impact the tenant's ability to meet its rent obligations. Similarly, if our building systems failed due to year 2000 problems, services to our properties and tenants, such as mechanical and security services, could be interrupted, resulting in potential rent disputes with the tenants. We believe, however, that our early involvement in identifying, assessing and evaluating our critical systems and formulating our contingency plans should minimize the risk of year 2000 problems to our operations.

CONTINGENCY PLANS

The development of contingency plans for significant exposures to potential year 2000 problems is integral to our planning process. We continually develop and update our contingency plans based on our on-going risk assessment. Any failure of our contingency plans could have a material adverse effect on our operations. With respect to internal accounting systems, our contingency plans address hardware alternatives, power supply issues and electronic and paper back-ups of critical databases. Complete printouts and full backups of all significant accounting records are scheduled for the last week in December in order to minimize any problems from unforeseen complications in the system. In addition, we have created a contingency plan for each of the properties in our portfolio. Our property contingency plans set forth various procedures with respect to facilities support in the event of a building system disruption or failure for the period December 31, 1999 through January 4, 2000. Twenty-four hour contact numbers for that critical period are being supplied to every tenant in our final year 2000 communication. We also have encouraged our tenants to develop detailed contingency plans of their own for their critical systems.

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

The following tables present our FFO for the three and nine months ended September 30, 1999 and 1998 (in thousands):


                                                     THREE MONTHS ENDED          THREE MONTHS ENDED
                                                     SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                            --------------------------------------------------------
Net income                                    $          5,849                   $          5,117
Add:
   Depreciation and amortization                         5,017                              2,773
Subtract:
   Dividends on preferred stock                           (916)                                 -
                                              -------------------                -------------------
                                              $          9,950                   $          7,890
                                              ===================                ===================


                                               NINE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                              ------------------------------------------------
Net income                                    $         16,964             $         14,477
Add:
   Depreciation and amortization                        12,610                        6,949
Subtract:
   Dividends on preferred stock                         (1,120)                           -
                                              -------------------          -------------------
FFO                                           $         28,454             $         21,426
                                              ===================          ===================

PROPERTY AND LEASE INFORMATION

The following table is a summary of our property portfolio as of September 30, 1999 (dollars in thousands):

                                            NUMBER OF      RENTABLE SQUARE    ANNUALIZED      OCCUPANCY
                                            PROPERTIES           FEET         BASE RENT       PERCENTAGE
                                          -------------------------------------------------------------------
REGION:
Suburban Washington D.C.                        17            1,537,338      $   21,160         95.1%       (1)
California - San Diego                          10              569,467          13,272         89.3%
California - San Francisco Bay                   8              489,912          10,402         94.3%       (1)
Southeast                                        4              254,230           3,708         99.1%
New Jersey/Suburban Philadelphia                 5              268,418           3,871         98.6%
Eastern Massachusetts                            6              380,709           9,796         99.4%
Washington - Seattle                             3              328,221           8,938         96.0%
                                          -------------------------------------------------------------------

Subtotal                                        53            3,828,295          71,147         95.2%
Renovation/Repositioning Properties              5              186,473           1,776         19.4%
                                          -------------------------------------------------------------------

Total                                           58            4,014,768      $   72,923         91.6%
                                          ===================================================================

---------

(1) All, or substantially all, of the vacant space is office or warehouse space.

The following table shows certain information with respect to the lease expirations of our properties as of September 30, 1999:

                                              SQUARE      PERCENTAGE OF     ANNUALIZED BASE
            YEAR OF        NUMBER OF        FOOTAGE OF      AGGREGATE       RENT OF EXPIRING
             LEASE         EXPIRING          EXPIRING    PORTFOLIO LEASE       LEASE (PER
           EXPIRATION       LEASES            LEASES       SQUARE FOOT        SQUARE FOOT)
-----------------------------------------------------------------------------------------------

             1999  (1)        30              186,244          5.1%             $ 24.82
             2000             29              445,769         12.1%             $ 21.36
             2001             23              371,459         10.1%             $ 19.60
             2002             21              389,450         10.6%             $ 17.05
             2003             17              356,898          9.7%             $ 15.53
          Thereafter          46            1,929,286         52.4%             $ 20.38

---------

     (1) Represents leases expiring between October 1, 1999 to December 31,
1999.

The following table is a summary of our lease activity for the quarter ended September 30, 1999 computed on a GAAP Basis and on a Cash Basis:

                                                                                       RENTAL      TI'S/LEASE       AVERAGE
                                       NUMBER      SQUARE      EXPIRING     NEW         RATE      COMMISSIONS        LEASE
                                     OF LEASES     FOOTAGE       RATE       RATE      INCREASE      PER FOOT          TERM
                                    -----------------------------------------------------------------------------------------
LEASE ACTIVITY - EXPIRED LEASES

   Lease Expirations
       Cash Rent                       27          168,248      $ 18.86       -           -             -              -
       GAAP Rent                       27          168,248      $ 18.80       -           -             -              -

   Renewed/Released Space
       Cash Rent                        6           54,938      $ 19.63    $ 20.51        4.5%       $ 5.74         4.2 Years
       GAAP Rent                        6           54,938      $ 19.62    $ 21.14        7.7%       $ 5.74         4.2 Years

   Month-to-Month Leases
       Cash Rent                       15           49,588      $ 12.43    $ 12.43        0.0%          -              -
       GAAP Rent                       15           49,588      $ 12.41    $ 12.43        0.2%          -              -

   Total Leasing
       Cash Rent                       21          104,526      $ 16.21    $ 16.68        2.9%          -              -
       GAAP Rent                       21          104,526      $ 16.20    $ 17.01        5.0%          -              -


VACANT SPACE LEASED
       Cash Rent                        4           24,113         -       $ 23.35        -          $ 11.96        4.2 Years
       GAAP Rent                        4           24,113         -       $ 24.79        -          $ 11.96        4.2 Years


ALL LEASE ACTIVITY
       Cash Rent                       25          128,639         -       $ 17.93        -             -              -
       GAAP Rent                       25          128,639         -       $ 18.47        -             -              -

                                      24

The following table is a summary of our lease activity for the nine months ended September 30, 1999 computed on a GAAP Basis and on a Cash Basis:

                                                                                       RENTAL      TI'S/LEASE       AVERAGE
                                       NUMBER      SQUARE      EXPIRING     NEW         RATE      COMMISSIONS        LEASE
                                     OF LEASES     FOOTAGE       RATE       RATE      INCREASE      PER FOOT          TERM
                                    -----------------------------------------------------------------------------------------
LEASE ACTIVITY - EXPIRED LEASES

   Lease Expirations
       Cash Rent                       45          389,367      $ 16.12       -         -            -                -
       GAAP Rent                       45          389,367      $ 16.62       -         -            -                -

   Renewed/Released Space
       Cash Rent                       18          256,307      $ 14.29    $ 16.95     18.6%       $ 5.30          6.4 Years
       GAAP Rent                       18          256,307      $ 15.08    $ 18.37     21.8%       $ 5.30          6.4 Years

   Month-to-Month Leases
       Cash Rent                       14           39,379      $ 13.01    $ 13.01      0.0%         -                -
       GAAP Rent                       14           39,379      $ 12.99    $ 13.01      0.2%         -                -

   Total Leasing
       Cash Rent                       32          295,686      $ 14.12    $ 16.43     16.3%         -                -
       GAAP Rent                       32          295,686      $ 14.80    $ 17.65     19.2%         -                -


VACANT SPACE LEASED
       Cash Rent                       11           94,682         -       $ 17.32      -          $ 6.15          3.9 Years
       GAAP Rent                       11           94,682         -       $ 17.76      -          $ 6.15          3.9 Years


ALL LEASE ACTIVITY
       Cash Rent                       43          390,368         -       $ 16.64      -            -                -
       GAAP Rent                       43          390,368         -       $ 17.68      -            -                -

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreements, the effects of interest rate changes are reduced. Based on interest rates at, and our swap agreement in effect on, September 30, 1999, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.6 million. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreement, by approximately $1.6 million. A 1% increase in interest rates on our secured debt and interest rate swap agreement would decrease their fair value by approximately $8.4 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreement would increase their fair value by approximately $9.5 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreement in effect on September 30, 1999. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

If we were to include the impact of our new interest rate swap agreement effective December 1999 under the same conditions set forth above, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of both of our interest rate swap agreements, by approximately $1.1 million. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of both of our interest rate swap agreements, by approximately $1.1 million. A 1% increase in interest rates on our secured debt and both of our interest rate swap agreements would decrease their fair value by approximately $8.2 million. A 1% decrease in interest rates on our secured debt and both of our interest rate swap agreements would increase their fair value by approximately $9.3 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

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

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.20 Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to Alexandria's Amended and Restated 1997 Stock Award and Incentive Plan.

10.21 Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to Alexandria's Amended and Restated 1997 Stock Award and Incentive Plan.

10.22 Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated August 31, 1999.

10.23 Amendment to Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated August 31, 1999.

10.24 Employment Letter Agreement between Alexandria and Tom Andrews, dated June 1, 1999.

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27.1     Financial Data Schedule


(b) Reports on Form 8-K.

On September 27, 1999, we filed a Current Report on Form 8-K to report the acquisition of certain properties.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 1999.

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