Form 10-K
period 1999-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2000-03-29
CIK 1035443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

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

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value per share          New York Stock Exchange
     9.50% Series A Cumulative                  New York Stock Exchange
    Redeemable Preferred Stock

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $413.8 million based on the closing price for such shares on the New York Stock Exchange on March 22, 2000.

      As of March 22, 2000 the Registrant had 13,792,422 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates information by reference from the definitive Proxy Statement to be mailed in connection with the registrant's annual meeting of stockholders to be held on April 28, 2000.

                               INDEX TO FORM 10-K

                      ALEXANDRIA REAL ESTATE EQUITIES, INC.

                                                                                 PAGE REFERENCE
                                     PART I

Item  1.   Business.......................................................................1
Item  2.   Properties....................................................................13
Item  3.   Legal Proceedings.............................................................20
Item  4.   Submission of Matters to a Vote of Security Holders...........................20

                                     PART II

Item  5.   Market for the Registrant's Common Equity and Related Stockholder Matters.....21
Item  6.   Selected Financial Data.......................................................22
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations...................................................................24
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................37
Item  8.   Financial Statements and Supplementary Data...................................38
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................38

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant............................39
Item 11.   Executive Compensation........................................................39
Item 12.   Security Ownership of Certain Beneficial Owners and Management................39
Item 13.   Certain Relationships and Related Transactions................................39

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............40

                                     PART I

      This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify some of the forward-looking statements by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates," or the negative of these words or similiar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plan of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within the forward-looking statements, including, but not limited to, those described below under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS.

GENERAL

      Alexandria Real Estate Equities, Inc., a Maryland corporation formed in October 1994, is a real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of high quality, strategically located properties containing office and laboratory space designed and improved for lease principally to pharmaceutical, biotechnology, diagnostic and personal care products companies, major scientific research institutions and related government agencies (collectively, the "Life Science Industry"). Properties leased to tenants in the Life Science Industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the Life Science Industry (such properties, "Life Science Facilities"). In addition to principally serving the Life Science Industry, we provide creative space to various high technology and Internet tenants. As of December 31, 1999, we owned 58 properties (the "Properties"), containing approximately 4.0 million rentable square feet of office and laboratory space.

BUSINESS AND GROWTH STRATEGY.


      We focus our operations and investment activities principally in the following cluster markets:

      -     California (in the San Diego, Pasadena and San Francisco Bay areas);
      -     Seattle;
      -     suburban Washington, D.C. (including Maryland and Virginia);
      -     eastern Massachusetts;
      -     New Jersey and suburban Philadelphia; and
      -     the Southeast (including Georgia and North Carolina).

      Our tenant base is broad and diverse and reflects our focus on regional, national and international tenants with substantial financial and operational resources. For a detailed description of our Properties and tenants, see "Item
2. Properties." Alexandria is led by a senior management team with extensive experience in both the real estate and Life Science industries and is supported by a highly experienced Board of Directors.

      We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through effective management, operation, acquisition, conversion, expansion and selective development of Life Science Facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a complete discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution per share by:

      - acquiring high quality Life Science Facilities at prices that will enable us to realize attractive returns in our cluster markets;
      -     realizing contractual rental rate escalations;
      - retenanting and releasing space within our portfolio at higher rental rates and with minimal non-revenue enhancing tenant improvement costs;
      - expanding existing Properties or converting existing office or warehouse space to generic laboratory space that can be leased at higher rental rates;
      - selectively developing properties on a retrofit or build-to-suit basis; and
      - continuing to implement effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

      INTERNAL GROWTH. We seek to achieve internal growth from several sources. For example, we seek to:

      -     include rental rate escalation provisions in our leases;
      - acquire undervalued or underperforming properties where we can improve investment returns through releasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;
      -     achieve higher rental rates as existing leases expire; and
      - expand existing facilities that are fully leased and/or convert existing office space to higher rent, generic laboratory space.

Our ability to negotiate contractual rent escalations in future leases and to achieve increases in rental rates will depend upon market conditions and demand for Life Science Facilities at the time the leases are negotiated and the increases are proposed.

      ACQUISITIONS. We seek to identify and acquire high quality Life Science Facilities in our cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including the:

      -     location of the property and our strategy in the market;
      -     quality of existing and prospective tenants;
      -     condition and capacity of the building infrastructure;
      -     quality and generic characteristics of laboratory facilities;
      - physical condition of the shell structure and common area improvements;
      - opportunities available for leasing vacant space and for retenanting occupied space; and
      - opportunities to convert existing office space to higher rent generic laboratory space.

      DEVELOPMENT. Although we have historically emphasized acquisitions over development in pursuing our growth objectives, completed development projects are anticipated to represent a more significant portion of our growth in the future. Our strategy is to selectively pursue build-to-suit and retrofit development projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken build-to-suit and retrofit projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements.

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

BUSINESS RISKS

WE ARE LARGELY DEPENDENT ON THE LIFE SCIENCE INDUSTRY FOR REVENUES FROM LEASE PAYMENTS

      In general, our strategy is to invest primarily in properties primarily used by tenants in the Life Science Industry. Consequently, our revenues from lease payments are largely dependent on a single industry. If the Life Science Industry experiences an economic downturn, our business could be adversely affected. Events within the Life Science Industry will have a more pronounced effect on our ability to make distributions to our stockholders than if we had diversified investments. Also, our Properties may be better suited for a particular Life Science Industry tenant and could require modification before we could release vacant space to another Life Science Industry tenant. Our Properties also may not be suitable for lease to traditional office tenants without significant expenditures on renovations.


OUR TENANTS MAY NOT BE ABLE TO PAY US IF THEY ARE UNSUCCESSFUL IN
DISCOVERING, DEVELOPING, MAKING OR SELLING THEIR PRODUCTS AND TECHNOLOGIES

     Our Life Science Industry tenants are subject to a number of risks, any one or more of which may adversely affect their ability to make rental payments to us:

     - Some of our tenants require significant funding to devolop and commercialize their products and technologies, which is obtained from private investors, the public market, companies in the Life Science Industry or federal, state and local governments. Such funding may be unavailable, decreased or discontinued in the future which could adversely affect the ability of a tenant to successfully discover, develop, make, market or sell its products and technologies, to generate revenues or to make rental payments to us;

     - Even with sufficient funding, some of our tenants may not be able to successfully discover or identify potential drug targets in humans or potential drugs for use in humans or to create tools or technologies which are commercially useful in the discovery or identification of potential drug targets or drugs;

     - Some of our tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans;

     - Some of our tenants may not be able to manufacture their drugs ecomomically, even if such drugs are proven through human clinical trials to be safe and effective in humans;

     - Drugs which are developed and manufactured by some of our tenants require governmental regulatory approval prior to being made, marketed, sold and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the expenditure of substantial resources, is often unpredictable and a tenant may fail or experience significant delays in obtaining these approvals;

     - Some of our tenants and their licensors typically require patent, copyright and trade secret protection to succesfully develop, make, market and sell their products and technologies. A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies do not issue, or are successfully challenged, narrowed, invalidated or circumvented by third parties, or if a tenant fails to successfully obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies; and

     - A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than competing drugs made by others, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, manufactured and the requisite regulatory approvals obtained.

      We cannot assure you that our tenants will be able to successfully develop, make, market or sell their products and technologies due to the risks inherent in the Life Science Industry. If a tenant is unable to successfully avoid, or sufficiently mitigate, the risks described above, the affected tenant may have difficulty making rental payments to us.

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

      As of December 31, 1999, we had 169 leases with a total of 160 tenants. Twenty-seven of our Properties were single-tenant properties. Three of our tenants accounted for approximately 14.8% of our aggregate Annualized Base Rent, or approximately 5.9%, 5.3% and 3.6%, respectively. "Annualized Base Rent" means the annualized fixed base rental amount in effect as of December 31, 1999, using rental revenue calculated on a straight-line basis in accordance with generally accepted accounting principles ("GAAP"). Annualized Base Rent does not include real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

      The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by a Property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid, future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

OUR U.S. GOVERNMENT TENANTS MAY NOT RECEIVE ANNUAL APPROPRIATIONS, WHICH COULD ADVERSELY AFFECT THEIR ABILITY TO PAY US

      U.S. government tenants are subject to annual appropriations. If one of our U.S. government tenants failed to receive its annual appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 1999, leases with U.S. government tenants at our Properties accounted for approximately 7.6% of our aggregate Annualized Base Rent.

LOSS OF A TENANT COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

      A lessee may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected Property, which could negatively impact our business. We may have to divert cash flow generated by other Properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected Property. As of December 31, 1999, leases at our Properties representing approximately 16.9% and 10.3% of the square footage of our Properties were scheduled to expire in 2000 and 2001, respectively.

POOR ECONOMIC CONDITIONS IN OUR CLUSTER MARKETS COULD ADVERSELY AFFECT OUR BUSINESS

      Our Properties are located only in the following markets:

      -     California (in the San Diego, Pasadena and San Francisco Bay areas);
      -     Seattle;
      -     suburban Washington, D.C. (including Maryland and Virginia);
      -     eastern Massachusetts;
      -     New Jersey and suburban Philadelphia; and
      -     the Southeast (including North Carolina and Georgia).

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

OUR DEBT SERVICE OBLIGATIONS MAY HAVE ADVERSE CONSEQUENCES ON OUR BUSINESS OPERATIONS

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

      As of December 31, 1999, we had outstanding mortgage indebtedness of approximately $158.5 million, secured by fourteen Properties, and outstanding debt under our unsecured line of credit of approximately $192.0 million.

OUR LINE OF CREDIT RESTRICTS OUR ABILITY TO ENGAGE IN SOME BUSINESS ACTIVITIES

      Our unsecured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

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

IF INTEREST RATES RISE, OUR DEBT SERVICE COSTS WILL INCREASE

      Borrowings outstanding under our unsecured line of credit and certain other borrowings bear interest at a variable rate, and we may incur additional variable rate debt in the future. Increases in market interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to stockholders.

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

IF OUR REVENUES ARE LESS THAN OUR EXPENSES, WE MAY HAVE TO BORROW ADDITIONAL FUNDS AND WE MAY NOT MAKE DISTRIBUTIONS TO OUR STOCKHOLDERS

      If our Properties do not generate revenues sufficient to meet our operating expenses, including debt service and other capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues from and the value of our Properties include:

      -     national and local economic conditions;
      -     competition from other Life Science Facilities;
      -     changes within the Life Science Industry;
      -     real estate conditions in our target markets;

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

      In addition, if a lease at a Property is not a triple net lease, we will have greater expenses associated with that Property, and, as such, greater exposure to increases in such expenses. Significant expenditures, such as mortgage payments, real estate taxes, insurance and maintenance costs, generally are fixed and do not decrease when revenues at the related property decrease.

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

      Although we have historically been able to reflect the additional investment in generic infrastructure improvements in higher rental rates, we are not sure that we will be able to continue to do so in the future.

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

OUR PROPERTIES MAY HAVE DEFECTS UNKNOWN TO US

      Although we review the physical condition of our Properties before they are acquired, and on a periodic basis after acquisition, any of our Properties may have characteristics or deficiencies unknown to us that could adversely affect the Property's valuation or revenue potential.

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

      Our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock without any stockholder approval. The issuance of preferred stock could make it more difficult for another party to gain control of Alexandria. In addition, our Board of Directors could establish a series of preferred stock that could delay, defer or prevent a transaction that might involve a premium price for our common stock or otherwise be in the best interest of our common stockholders. Our Board of Directors could also establish one or more additional series of preferred stock that has a dividend preference, which may adversely affect our ability to pay dividends on our common stock.

OUR INSURANCE MAY NOT ADEQUATELY COVER ALL POTENTIAL LOSSES

      If we experience a loss at any of our Properties that is not covered by insurance or that exceeds our insurance policy limits, we could lose the capital invested in the affected Property and, possibly, future revenues from that Property. In addition, we would continue to be obligated on any mortgage indebtedness or other obligations related to the affected Properties.

      We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our Properties. We have obtained earthquake insurance for all of our Properties because many of them are located in the vicinity of active earthquake faults. We also carry environmental remediation insurance and have title insurance policies on all of our Properties. We obtain our title insurance policies when we acquire the Property. As a result, each policy covers an amount equal to the initial purchase price of each Property. Any of our title insurance policies may be in an amount less than the current value of the related Property.

      We believe that our insurance policy specifications, insured limits and deductibles are consistent with or superior to those customarily carried for similar properties. In addition, we require our tenants to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure because they are either uninsurable or because it is not economical to insure against them. In addition, certain disaster-type insurance (covering catastrophic events) may not be available or may only be available at rates that, in the opinion of our management, are prohibitive.

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

      Independent environmental consultants have conducted Phase I or similar environmental assessments at all of our Properties. We anticipate that consultants will conduct similar environmental assessments on our future acquisitions. This type of assessment generally includes a site inspection, interviews and a public records review, but no subsurface sampling. These assessments and certain additional investigations of our Properties have not revealed any environmental liability that we believe would have a material adverse effect on our business or results of operations.
The additional investigations included, as appropriate:

      -     asbestos surveys;
      -     radon surveys;
      -     lead surveys;
      -     additional public records review;
      -     subsurface sampling; and
      -     other testing.

      Nevertheless, it is possible that the assessments on our Properties have not revealed, or that the assessments on future acquisitions will not reveal, all environmental liabilities. Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants and could have a material adverse effect on our business.

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

      We believe that our Properties are substantially in compliance with the present requirements of the Americans with Disabilities Act and similar laws. We have not, however, conducted an audit or an investigation of all of our Properties to determine our compliance.

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

      We formed a Year 2000 Task Force to address the effects of the year 2000 problem on us. We have not experienced, and are not currently aware of, any material year 2000-related problems that may pose significant operational problems for our computer systems. We have also evaluated our significant third-party vendors, our financial institutions and our major tenants for their year 2000 readiness. We have not been informed by any of these parties of the occurrence of any year 2000-related problems. However, we cannot guarantee that our company, or our third-party vendors, financial institutions or major tenants, will not experience any year 2000-related problems in the future. If such problems do occur, there can be no assurance that they will not have a material impact on our operations.

      We have used internal staff and outside consultants to address our year 2000 problems. Our year 2000 costs to date have been minimal, and we do not expect future costs to be material. However, unexpected future costs could be significant and could have a material effect on our operations.

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

      We have reserved for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (the "Plan") that number of shares of our common stock equal to 10% of the total number of shares outstanding at any time, provided that in no event may the number of shares of our common stock available for issuance under the Plan exceed 3,000,000 shares at any time. Our Board of Directors has approved an amendment to the Plan (the "Amendment") that would increase the number of shares of our common stock reserved for issuance under the Plan to that number of shares of our common stock equal to 12% of the total number of shares outstanding at any time, provided that the number of shares available for issuance under the Plan may still not exceed 3,000,000 shares at any time. The

Amendment is subject to approval by our stockholders at our annual meeting of stockholders to be held on April 28, 2000.

      As of December 31, 1999, there were options outstanding to purchase 785,000 shares of our common stock, of which options to purchase 426,003 shares of our common stock were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under the stock option plan. In addition, any shares issued under our stock option plan will be available for sale in the public market from time to time without restriction by persons who are not our Affiliates (as defined in Rule 144 promulgated under the Securities Act). Affiliates will be able to sell shares of our common stock pursuant to exemptions from the registration requirements or upon registration.

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

EMPLOYEES

      As of December 31, 1999, we had 38 full-time employees and one part-time employee.

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

      We own fee simple title in each of our Properties, except with respect to:

      - 1311, 1401 and 1431 Harbor Bay Parkway, in which we own a commercial condominium interest, together with an undivided interest in the common areas of the project in which the Property is a part; and
      -     2425 Garcia Avenue, 2400/2450 Bayshore Parkway, 2625/2627/2631
            Hanover Street, Buildings 79 & 96, Charlestown Navy Yard, and 8000/9000/10000 Virginia Manor Road,, in which we own ground leasehold interests.

      As of December 31, 1999, we had 169 leases with a total of 160 tenants, and 27 of our Properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have terms of 10 to 20 years. As of December 31, 1999:

      - approximately 79% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent;
      - approximately 16% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
      - approximately 85% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a consumer price index or other index; and
      - approximately 80% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

      Our leases also typically give us the right to review and approve tenant alterations to the Property. Generally, tenant-installed improvements to the facilities remain our property after termination of the lease. However, we are permitted under the terms of most of our leases to require that the tenant remove the improvements and restore the premises to their original condition.

      As of December 31, 1999, we managed 57 of our Properties. The remaining Property was managed by a third-party professional management company. We make all material decisions with respect to this Property.

      The following table sets forth pertinent information with respect to our Properties as of December 31, 1999:



                                                                      ANNUALIZED
                              YEAR BUILT/    RENTABLE   PERCENTAGE       BASE
       PROPERTIES             RENOVATED (1) SQUARE FEET LEASED (2)   RENT (2)(3)
       ----------             ------------- ----------- ----------   -----------
SAN DIEGO

10933 North Torrey Pines       1971/1994        107,753    100%      $ 2,353,543
   Road
   San Diego, CA


11099 North Torrey Pines       1986/1996         86,962    100         2,154,570
   Road
   San Diego, CA

3535 General Atomics Court     1986/1991         76,084     41         1,175,767
   San Diego, CA


3565 General Atomics Court        1991           43,600    100         1,526,949
   San Diego, CA

11025 Roselle Street              1983           18,173    100           401,568
   San Diego, CA

4757 Nexus Centre Drive           1989           67,050    100         2,107,557
   San Diego, CA

6166 Nancy Ridge Drive            1997           29,333    100           638,633
   San Diego, CA

10505 Roselle Street       late 1970's/1999      17,603     42           176,076
   San Diego, CA

3770 Tansy Street              1978/1999         15,410     --                --
   San Diego, CA
                            PERCENTAGE OF ANNUALIZED    ANNUALIZED
                             AGGREGATE    BASE RENT   NET EFFECTIVE
                             PORTFOLIO    PER LEASED     RENT PER
                             ANNUALIZED   SQUARE FOOT  LEASED SQUARE
       PROPERTIES            BASE RENT       (3)        FOOT (4)         MAJOR TENANTS
       ----------            ---------      -----       --------         -------------
10933 North Torrey Pines       3.2%         $21.84        16.41      The Scripps Research
   Road                                                                 Institute
   San Diego, CA                                                     Advanced Tissue Sciences,
                                                                        Inc.

11099 North Torrey Pines        2.9         24.78         22.96      Agouron Pharmaceuticals,
   Road                                                                  Inc. (5)
   San Diego, CA                                                     Axys Pharmaceuticals, Inc.

3535 General Atomics Court      1.6         37.82         37.80      The Scripps Research
   San Diego, CA                                                         Institute
                                                                     Syntro Corporation(6)

3565 General Atomics Court      2.1         35.02         35.02      Agouron Pharmaceuticals,
   San Diego, CA                                                        Inc. (5)

11025 Roselle Street            0.5         22.10         19.44      Collateral Therapeutics, Inc.
   San Diego, CA                                                     Ciblex Corporation

4757 Nexus Centre Drive         2.9         31.43         24.53      Matrix Pharmaceutical, Inc.
   San Diego, CA

6166 Nancy Ridge Drive          0.9         21.77         15.42      Arena Pharmaceuticals, Inc.
   San Diego, CA

10505 Roselle Street            0.2         23.57         19.74      Structural GenomiX, Inc.(7)
   San Diego, CA

3770 Tansy Street                --          --            --        Vacant(7)
   San Diego, CA



                                                                      ANNUALIZED
                              YEAR BUILT/    RENTABLE   PERCENTAGE       BASE
       PROPERTIES             RENOVATED (1) SQUARE FEET LEASED (2)   RENT (2)(3)
       ----------             ------------- ----------- ----------   -----------
3550 John Hopkins Court           1999           55,000     45         1,563,653
   San Diego, CA

9363 Towne Centre Drive           1987           45,030    100           864,871
   San Diego, CA

9373 Towne Centre Drive           1987           53,688     78           993,809
   San Diego, CA

9393 Towne Centre Drive           1987           41,794    100         1,118,408
   San Diego, CA

PASADENA

129/153/161 North Hill Street 1940's/1950's/     51,980     --                --
   Pasadena, CA                  1960's

SAN FRANCISCO BAY AREA

1201 Harbor Bay Parkway        1983/1999         61,015    100           911,230
   Alameda, CA

1311 Harbor Bay Parkway           1984           27,745     34           154,599
   Alameda, CA

1401 Harbor Pay Parkway        1986/1994         47,777    100           518,593
   Alameda, CA

1431 Harbor Bay Parkway        1985/1994         68,711    100         1,413,968
   Alameda, CA

819-863 Mitten Road & 866      1962/1997        153,584     93         2,710,279
   Malcolm Road
   Burlingame, CA



2625/2627/2631 Hanover Street  1968/1985         32,074    100         1,058,442
   Palo Alto, CA

2425 Garcia Avenue &              1980           98,964    100         3,639,360
2400/2450 Bayshore Parkway
   Mountain View, CA

SEATTLE

1102/1124 Columbia Street      1975/1997        209,828     94         5,307,330
   Seattle, WA



3000/3018 Western Avenue       1929/1990         47,746    100         1,458,386
   Seattle, Washington

3005 First Avenue              1980/1990         70,647    100         2,190,993
   Seattle, Washington

SUBURBAN WASHINGTON, D.C.

300 Professional Drive            1989           47,558     51           475,448
   Gaithersburg, MD

401 Professional Drive            1987           62,739    100         1,038,585
   Gaithersburg, MD

25/35/45 West Watkins Mill     1989/1997        138,938    100         1,984,161
   Road
   Gaithersburg, MD

708 Quince Orchard Road        1982/1997         49,225    100         1,461,699
   Gaithersburg, MD

940 Clopper Road                  1989           44,464     84           501,605
   Gaithersburg, MD


                            PERCENTAGE OF ANNUALIZED    ANNUALIZED
                             AGGREGATE    BASE RENT   NET EFFECTIVE
                             PORTFOLIO    PER LEASED     RENT PER
                             ANNUALIZED   SQUARE FOOT  LEASED SQUARE
       PROPERTIES            BASE RENT       (3)        FOOT (4)         MAJOR TENANTS
       ----------            ---------      -----       --------         -------------
3550 John Hopkins Court        2.1         62.55         62.55      Axys Pharmaceuticals, Inc. (8)
   San Diego, CA                                                    Genos Biosciences, Inc.    (8)

9363 Towne Centre Drive        1.2         19.21         19.21      Orincon Corporation
   San Diego, CA

9373 Towne Centre Drive        1.3         23.88         23.87      Amylin Pharmaceuticals, Inc.
   San Diego, CA                                                    Vical Incorporated

9393 Towne Centre Drive        1.5         26.76         26.76      Cytel Corporation
   San Diego, CA

PASADENA

129/153/161 North Hill Street   --          --            --        Vacant(7)
   Pasadena, CA

SAN FRANCISCO BAY AREA

1201 Harbor Bay Parkway        1.2         14.93          9.80      Avigen, Inc.
   Alameda, CA                                                      Lucent Technologies Inc.

1311 Harbor Bay Parkway        0.2         16.58         15.22      Berkeley Heartlab, Inc.
   Alameda, CA

1401 Harbor Pay Parkway        0.7         10.85         10.51      Chiron Diagnostics
   Alameda, CA

1431 Harbor Bay Parkway        1.9         20.58         16.57      U.S. Food & Drug
   Alameda, CA                                                        Administration

819-863 Mitten Road & 866      3.7         18.88         16.44      Valentis, Inc.
   Malcolm Road                                                     Mills Peninsula Medical Group,
   Burlingame, CA                                                     Inc.
                                                                    U.S. Federal Aviation
                                                                      Administration

2625/2627/2631 Hanover Street  1.4         33.00         33.00      Alza Corporation
   Palo Alto, CA

2425 Garcia Avenue &           4.9         36.77         36.77      Scios, Inc.
2400/2450 Bayshore Parkway                                          Google, Inc.
   Mountain View, CA

SEATTLE
                               7.2         27.00         25.69      Corixa Corporation
1102/1124 Columbia Street                                           Fred Hutchinson Cancer
   Seattle, WA                                                        Research Center
                                                                    Swedish Medical Center

                               2.0         30.54         26.21      University of Washington
3000/3018 Western Avenue
   Seattle, Washington
                               3.0         31.01         26.91      Dendreon Corporation
3005 First Avenue
   Seattle, Washington

SUBURBAN WASHINGTON, D.C.

300 Professional Drive         0.6         19.68         18.85      Antex Biologics Inc.
   Gaithersburg, MD

401 Professional Drive         1.4         16.55         16.55      Gillette Capital
   Gaithersburg, MD                                                   Corporation(9)

25/35/45 West Watkins Mill     2.7         14.28         14.02      Genetic Therapy, Inc.(10)
   Road                                                             MedImmune, Inc.
   Gaithersburg, MD

708 Quince Orchard Road        2.0         29.69         18.27      Gene Logic, Inc.
   Gaithersburg, MD

940 Clopper Road               0.7         13.36         11.43      Immunomatrix, Inc.
   Gaithersburg, MD                                                 BHC Securities, Inc.






                                                                      ANNUALIZED
                              YEAR BUILT/    RENTABLE   PERCENTAGE       BASE
       PROPERTIES             RENOVATED (1) SQUARE FEET LEASED (2)   RENT (2)(3)
       ----------             ------------- ----------- ----------   -----------
1401 Research Boulevard           1966           48,800     100          722,904
   Rockville, MD

1500 East Gude Drive           1981/1986         45,989     100          624,334
   Rockville, MD

1413 Research Boulevard        1967/1996        105,000     100        1,815,917
   Rockville, MD

1550 East Gude Drive           1981/1995         44,500     100          735,374
   Rockville, MD

1330 Piccard Drive             1978/1994        131,511     100        1,903,653
   Rockville, MD

14225 Newbrook Drive              1992          248,186     100        4,341,125
   Chantilly, VA

8000/9000/10000 Virginia          1990          191,884     100        1,968,601
   Manor Road
   Beltsville, MD

10150 Old Columbia Road        1983/1997         75,500     100        1,087,343
   Columbia, MD

19 Firstfield Road                1974           25,175     100          417,446
   Gaithersburg, MD

15020 Shady Grove Road            1987           41,062     100          759,754
   Gaithersburg, MD

2001 Aliceanna Street      early 1950's/1995    179,397      84          862,752
   Baltimore, MD



50 West Watkins Mill Road         1988           57,410     100          677,438
   Gaithersburg, MD

EASTERN MASSACHUSETTS

Buildings 79 & 96 Charlestown  1880/1991         24,940     100          710,000
   Navy Yard
    Boston, MA

280 Pond Street                  1960's          24,867     100          404,622
   Randolph, MA

60 Westview Street                1975           32,000     100          832,000
   Lexington, MA

377 Plantation Street             1993           92,711     100        2,185,284
   Worcester, MA

620 Memorial Drive            1920's/1997        96,500     100        3,947,688
   Cambridge, MA

One Innovation Drive              1991          113,571      98        2,119,665
   Worcester, MA


NEW JERSEY/SUBURBAN PHILADELPHIA

215 College Road               1968/1974/       106,036      97        1,585,807
   Paramus, NJ                    1984


170 Williams Drive             1982/1994         37,000     100          536,500
   Ramsey, NJ

                            PERCENTAGE OF ANNUALIZED    ANNUALIZED
                             AGGREGATE    BASE RENT   NET EFFECTIVE
                             PORTFOLIO    PER LEASED     RENT PER
                             ANNUALIZED   SQUARE FOOT  LEASED SQUARE
       PROPERTIES            BASE RENT       (3)        FOOT (4)         MAJOR TENANTS
       ----------            ---------      -----       --------         -------------
1401 Research Boulevard       1.0         14.81         14.04      U.S. Bureau of Alcohol
   Rockville, MD                                                      Tobacco and Firearms

1500 East Gude Drive          0.9         13.58         12.72      bioMerieux Vitek, Inc.
   Rockville, MD

1413 Research Boulevard       2.5         17.29         15.65      U.S. Army Corps of
   Rockville, MD                                                      Engineers

1550 East Gude Drive          1.0         16.53         16.08      Shire Pharmaceuticals Group
   Rockville, MD                                                      plc

1330 Piccard Drive            2.6         14.48         14.46      Intracel Corporation
   Rockville, MD

14225 Newbrook Drive          5.7         17.49         17.49      American Medical
   Chantilly, VA                                                      Laboratories, Inc.

8000/9000/10000 Virginia      2.7         10.26         10.17      Digene Corporation
   Manor Road                                                      North American Vaccine, Inc.
   Beltsville, MD

10150 Old Columbia Road       1.5         14.40         11.37      North American Vaccine, Inc.
   Columbia, MD

19 Firstfield Road            0.6         16.58         16.58      Genetic Therapy, Inc. (10)
   Gaithersburg, MD

15020 Shady Grove Road        1.0         18.50         11.25      Human Genome Sciences, Inc.
   Gaithersburg, MD

2001 Aliceanna Street         1.2         5.74          5.74       Maryland Economic
   Baltimore, MD                                                     Development Corporation
                                                                   The National Aquarium of
                                                                     Baltimore, Inc.

50 West Watkins Mill Road     0.9         11.80         11.80      Federal Express Corporation
   Gaithersburg, MD

EASTERN MASSACHUSETTS

Buildings 79 & 96 Charlestown 1.0         28.47         26.34      Diacrin, Inc.
   Navy Yard
    Boston, MA

280 Pond Street               0.5         16.27         16.27      Ares Advanced Technology,
   Randolph, MA                                                       Inc.

60 Westview Street            1.1         26.00         23.61      U.S. Environmental Protection
   Lexington, MA                                                      Agency

377 Plantation Street         3.0         23.57         23.57      University of Massachusetts
   Worcester, MA                                                   Phytera, Inc.

620 Memorial Drive            5.3         40.91         40.91      Pfizer, Inc.
   Cambridge, MA

One Innovation Drive          2.9         19.04         19.04      AstraZeneca plc Massachusetts
   Worcester, MA                                                      Biotechnology
                                                                   Research Institute, Inc.
NEW JERSEY/SUBURBAN PHILADELPHIA

215 College Road              2.1         15.49         14.91      Gryphon Development, Inc.
   Paramus, NJ                                                     Synaptic Pharmaceutical
                                                                      Corporation

170 Williams Drive            0.7         14.50         14.49      Alteon Inc.
   Ramsey, NJ



                                                                      ANNUALIZED
                              YEAR BUILT/    RENTABLE   PERCENTAGE       BASE
       PROPERTIES             RENOVATED (1) SQUARE FEET LEASED (2)   RENT (2)(3)
       ----------             ------------- ----------- ----------   -----------
100 Phillips Parkway          late 1960's        74,000     --                --
   Montvale, NJ

5100/5110 Campus Drive            1989           42,782     100          528,483
   Plymouth Meeting, PA



702 Electronic Drive           1983/1998         40,000     100          937,527
   Horsham, PA

279 Princeton Parkway             1984           42,600     100          530,182
   Princeton, NJ

SOUTHEAST

100 Capitola Drive                1986           65,114     100        1,030,700
   Durham, NC


800 & 801 Capitola Drive          1985          119,916     100        1,556,753
   Durham, NC


150/154 Technology Parkway     1976/1985/        37,080     100          675,560
   Norcross, GA                   1993

5 Triangle Drive                  1981           32,120     100          486,825
   Research Triangle Park, NC


Total/Weighted Average (10):                  4,046,126    91.5%     $73,884,319
                                              =========    =====     ===========


                            PERCENTAGE OF ANNUALIZED    ANNUALIZED
                             AGGREGATE    BASE RENT   NET EFFECTIVE
                             PORTFOLIO    PER LEASED     RENT PER
                             ANNUALIZED   SQUARE FOOT  LEASED SQUARE
       PROPERTIES            BASE RENT       (3)        FOOT (4)         MAJOR TENANTS
       ----------            ---------      -----       --------         -------------
100 Phillips Parkway               --          --            --        Vacant(7)
   Montvale, NJ

5100/5110 Campus Drive            0.7         12.35         11.82      Gen Trak, Inc.
   Plymouth Meeting, PA                                                Biomol Research Laboratories,
                                                                          Inc.
                                                                       Magainin Pharmaceuticals Inc.

702 Electronic Drive              1.3         23.44         23.44      Cell Pathways, Inc.
   Horsham, PA

279 Princeton Parkway             0.7         12.45         12.45      Coelacanth Chemical
   Princeton, NJ                                                           Corporation

SOUTHEAST

100 Capitola Drive                1.4         15.83          9.99      American Social Health
   Durham, NC                                                             Association, Inc.
                                                                       Batelle Survey Research, Inc.

800 & 801 Capitola Drive          2.1         12.98         11.21      Triangle Laboratories, Inc.
   Durham, NC                                                          Ventana Communications
                                                                          Group, Inc.

150/154 Technology Parkway        0.9         18.22         18.10      CytRx Corporation
   Norcross, GA                                                        Oread, Inc.

5 Triangle Drive                  0.7         15.16         14.85      Mantech Environmental
   Research Triangle Park, NC                                             Technology, Inc.
                                                                       City Search, Inc.

Total/Weighted Average (11):     100.0%      $19.97        $18.47
                                 ======      ======        ======

----------
(1) Includes year in which construction was completed and, where applicable, year of most recent major renovation.
(2) Based on all leases at the respective Property in effect as of December 31, 1999.
(3) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1999 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases. This amount, divided by the rentable square feet leased at the Property as of December 31, 1999, is the Annualized Base Rent per Leased Square Foot.
(4) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 1999, less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions. This amount, divided by the rentable square feet leased at the Property as of December 31, 1999, is the Annualized Net Effective Rent per Leased Square Foot.
(5) Agouron Pharmaceuticals, Inc. is a wholly owned subsidiary of Warner-Lambert Company.
(6) Syntro Corporation is a wholly owned subsidiary of Schering-Plough Corporation.
(7) All, or a significant portion, of this Property is currently under renovation.
(8) The leases with Axys Pharmaceuticals, Inc. and Genos Biosciences, Inc. terminated on December 31, 1999 and the Annualized Base Rent per Leased Square Foot and the Annualized Net Effective Rent per Leased Square
      Foot reflect the short-term nature of these leases.
(9) Gillette Capital Corporation is a wholly owned subsidiary of The Gillette Company, the guarantor of the lessee's obligations under the lease.
(10)  Genetic Therapy, Inc. is a wholly owned subsidiary of Novartis AG.
(11)  Weighted Average based on a percentage of aggregate leased square feet.

LOCATION AND TYPE OF SPACE

      The following table sets forth, as of December 31, 1999, the gross revenues and type of space within our Properties by rentable square footage in each of our existing markets.


                                          GROSS REVENUES AND TYPE OF SPACE

                                        TOTAL RENTABLE       % OF TOTAL RENTABLE      ANNUALIZED       % OF ANNUALIZED
GEOGRAPHIC AREA                         SQUARE FOOTAGE         SQUARE FOOTAGE        BASE RENT(1)         BASE RENT
---------------                         --------------       -------------------     ------------      ---------------
San Diego                                   657,480                 16.2%            $15,075,404            20.4%

Pasadena                                     51,980                  1.3                       -             0.0

San Francisco Bay Area                      489,870                 12.1              10,406,471            14.1

Seattle                                     328,221                  8.1               8,956,709            12.1

Suburban Washington, D.C.                 1,537,338                 38.0              21,378,139            28.9

Eastern Massachusetts                       384,589                  9.5              10,199,259            13.8

New Jersey/Suburban Philadelphia            342,418                  8.5               4,118,499             5.6

Southeast                                   254,230                  6.3               3,749,838             5.1
                                          ---------                ------            -----------           ------

       Total                              4,046,126                100.0%            $73,884,319           100.0%
                                         ==========                ======            ===========           ======

----------
(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1999 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

TENANTS

      Our Properties are leased principally to tenants engaged in a variety of activities in the Life Science Industry. The following table sets forth information regarding leases with our 20 largest tenants based upon Annualized Base Rent as of December 31, 1999.

                               20 LARGEST TENANTS


                                          REMAIN-
                                          ING INI-        APPROXIMATE PERCENTAGE OF
                              NUMBER     TIAL LEASE        AGGREGATE    AGGREGATE
                                OF        TERM IN          RENTABLE      LEASED
        TENANT                LEASES       YEARS          SQUARE FEET  SQUARE FEET
        ------                ------       -----          -----------  -----------
American Medical
   Laboratories, Inc.            1          17.0            248,186       6.7%

Pfizer, Inc.                     1          12.3             96,500       2.6%

Corixa Corporation               1           5.0             69,997       1.9%

Agouron Pharmaceuticals,         2           0.8             70,506       1.9%
   Inc.(3)                                   1.8

Scios, Inc.                      1           0.1             56,332       1.5%
                                             0.3

Dendreon Corporation             1           9.0             70,647       1.9%

Matrix Pharmaceutical, Inc.      1          11.2             67,050       1.8%

Axys Pharmaceuticals, Inc.       2           2.0             70,056       1.9%

Intracel Corporation             1           7.1            131,511       3.6%

U.S. Army Corps of               1           2.4            105,000       2.8%
   Engineers

Advanced Tissue
   Sciences, Inc.                2           0.7             84,524       2.3%

North American Vaccine, Inc.     2           1.2            110,531       3.0%
                                             8.2

Gene Logic Inc.                  1           7.9             49,225       1.3%

University of Washington         1          14.1             47,746       1.3%

Google, Inc.                     1           4.6             42,632       1.2%

U.S. Food & Drug                 1          14.1             68,711       1.9%
   Administration

Fred Hutchinson Cancer           2           4.9             66,754       1.8%
   Research Center

The Scripps Research             2           0.4             41,538       1.1%
   Institute                                 1.8

MedImmune, Inc.                  2           6.9             84,668       2.3%

University of Massachusetts      1          16.0             80,153       2.2%
                                --         -----          ---------      -----
Total/Weighted Average (4)      27           6.7          1,662,267      45.0%
                                ==         =====          =========      =====


                                                                              PERCENTAGE OF
                                             PERCENTAGE OF                      AGGREGATE
                                               AGGREGATE        ANNUALIZED      PORTFOLIO
                                ANNUALIZED   PORTFOLIO AN-     NET EFFECTIVE    ANNUALIZED
                              BASE RENT (IN    NUALIZED          RENT (IN     NET EFFECTIVE
        TENANT                THOUSANDS)(1)   BASE RENT        THOUSANDS)(2)       RENT
        ------                -------------   ---------        -------------       ----
American Medical
   Laboratories, Inc.             $4,341          5.9%            $4,341           6.4%

Pfizer, Inc.                       3,948          5.3%            3,948            5.9%

Corixa Corporation                 2,672          3.6%            2,418            3.6%

Agouron Pharmaceuticals,           2,309          3.1%            2,233            3.3%
   Inc.(3)

Scios, Inc.                        2,204          3.0%            2,204            3.3%

Dendreon Corporation               2,191          3.0%            1,901            2.8%

Matrix Pharmaceutical, Inc.        2,108          2.9%            1,645            2.4%

Axys Pharmaceuticals, Inc.         1,945          2.6%            1,864            2.8%

Intracel Corporation               1,904          2.6%            1,902            2.8%

U.S. Army Corps of                 1,816          2.5%            1,643            2.4%
   Engineers

Advanced Tissue                    1,723          2.3%            1,388            2.1%
   Sciences, Inc.

North American Vaccine, Inc.       1,496          2.0%            1,267            1.9%

Gene Logic Inc.                    1,462          2.0%              900            1.3%

University of Washington           1,458          2.0%            1,251            1.9%

Google, Inc.                       1,436          1.9%            1,436            2.1%

U.S. Food & Drug                   1,414          1.9%            1,138            1.7%
   Administration

Fred Hutchinson Cancer             1,406          1.9%            1,403            2.1%
   Research Center

The Scripps Research               1,376          1.9%            1,126            1.7%
   Institute

MedImmune, Inc.                    1,324          1.8%            1,305            1.9%

University of Massachusetts        1,315          1.8%            1,298            1.9%
                               ---------         -----           ------           -----
Total/Weighted Average (4)       $39,848         54.0%          $36,611           54.3%
                                 =======         =====          =======           =====

----------

(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 1999 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.
(2) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 1999 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions.
(3) Agouron Pharmaceuticals, Inc. is a wholly owned subsidiary of Warner-Lambert Company.
(4)   Weighted Average based on percentage of aggregate leased square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

      Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On March 22, 2000, the last reported sales price per share of our common stock was $31-1/8, and there were approximately 233 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.


                                                                  PER SHARE
PERIOD                               HIGH            LOW         DISTRIBUTION
------                               ----            ---         ------------
1998
First Quarter...................    34-9/16         30-7/8          $0.40
Second Quarter..................    34-1/2          28-1/2          $0.40
Third Quarter...................   31-11/16        25-3/16          $0.40
Fourth Quarter..................   31-15/16        25-15/16         $0.40

1999
First Quarter...................    31-9/16         25-1/8          $0.40
Second Quarter..................      33            24-7/8          $0.43
Third Quarter...................    31-7/16         28-7/8          $0.43
Fourth Quarter..................      32            27-3/4          $0.43


      Future distributions on our common stock will be determined by our Board of Directors and will be dependent upon a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 95% of our taxable income for the current taxable year, and for taxable years beginning after December 31, 2000, we must make annual distributions to stockholders of at least 90% of our taxable income, in each case determined without regard to deductions for dividends paid and by excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet the distribution requirements. In that case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. We cannot assure you that we will make any future distributions.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                              YEAR ENDED DECEMBER 31
                                                       ------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1999            1998              1997         1996         1995
                                                       -------------- --------------- --------------- ------------ ------------
OPERATING DATA:
Total revenue .......................................  $   86,262       $   61,016       $   34,846    $   17,673    $    9,923
Total expenses ......................................      64,209           41,613           37,643        15,498         9,057
                                                       -------------- --------------- --------------- ------------ ------------

Income (loss) from operations .......................      22,053           19,403           (2,797)        2,175           866
Charge in lieu of taxes .............................           -                -                -             -          (105)
                                                       -------------- --------------- --------------- ------------ ------------

Net income (loss) ...................................  $   22,053       $   19,403       $   (2,797)   $    2,175    $      761
                                                       ============== =============== =============== ============ ============

Net income (loss) per share of common stock (pro
   forma for 1997, pro forma and restated for
   1996 and 1995)
     - Basic ........................................  $     1.48       $     1.60       $    (0.35)   $     0.60    $     0.43
                                                       ============== =============== =============== ============ ============
     - Diluted ......................................  $     1.46       $     1.58       $    (0.35)   $     0.60    $     0.43
                                                       ============== =============== =============== ============ ============

Weighted average shares of common stock
   outstanding (pro forma for 1997, pro forma
   and restated for 1996 and 1995) (1)
     - Basic ........................................  13,525,840       12,098,959        8,075,864     3,642,131     1,765,923
                                                       ============== =============== =============== ============ ============
     - Diluted ......................................  13,670,568       12,306,470        8,075,864     3,642,131     1,765,923
                                                       ============== =============== =============== ============ ============

Cash dividends declared per share of common
   stock (pro forma for 1997, pro forma and
   restated for 1996 and 1995) ......................  $     1.69       $     1.60       $     1.60    $     0.87    $     0.51
                                                       ============== =============== =============== ============ ============
BALANCE SHEET DATA (AT YEAR END):
Rental properties - net of accumulated
   depreciation......................................  $  554,706       $  471,907       $  227,076    $  146,960    $   54,353
Total assets ........................................  $  643,118       $  530,296       $  248,454    $  160,480    $   58,702
Mortgage loans payable and unsecured line of
   credit ...........................................  $  350,512       $  309,829       $   70,817    $  113,182    $   40,894
Total liabilities ...................................  $  380,535       $  330,527       $   81,537    $  120,907    $   42,369
Mandatorily redeemable Series V preferred stock .....  $        -       $        -       $        -    $   25,042    $        -
Stockholders' equity ................................  $  262,583       $  199,769       $  166,917    $   14,531    $   16,333

OTHER DATA:

Net income (loss) ...................................  $   22,053       $   19,403       $   (2,797)   $    2,175    $      761
Less:
Preferred dividends .................................      (2,036)               -                -             -             -
Add:
Depreciation and amortization .......................      18,532           10,296            4,866         2,405         1,668
                                                       -------------- --------------- --------------- ------------ ------------
Funds from operations (2) ...........................  $   38,549       $   29,699       $    2,069    $    4,580    $    2,429
                                                       ============== =============== =============== ============ ============

Cash flows from operating activities ................  $   42,295       $   26,111       $    3,883    $   (1,646)   $      355
Cash flows from investing activities ................  $ (109,833)      $ (246,753)      $  (87,620)   $  (94,900)   $   (1,554)
Cash flows from financing activities ................  $   69,430       $  220,136       $   84,101    $   97,323    $      927
Number of properties owned at year end ..............          58               51               22            12             4
Rentable square feet of properties owned
   at year end ......................................   4,046,126        3,588,154        1,747,837     1,031,070       313,042
Occupancy of properties owned at year end ...........      92%(3)           93%(3)              97%           97%           96%


(1) Pro forma shares of common stock outstanding for the years ended December 31, 1997 and 1996 include all shares outstanding after giving effect to the initial public offering, weighted for the period beginning from the date of the Offering, conversion of all series of preferred stock, the 1,765.923 to 1 stock split, the issuance of the stock grants and exercise of substitute stock options. Pro forma restated shares of common stock outstanding for the year ended December 31, 1995 also include shares outstanding after giving effect to the 1,765.923 to 1 stock split.

 (2) We compute funds from operations ("FFO") in accordance with standards established by the Board of Governors of NAREIT in its October 1999 White Paper ("White Paper"). The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO for 1997 has been restated to conform to the White Paper as amended in October 1999. FFO for 1997 has been impacted by non-recurring expenses associated with the initial public offering of $12,197,000, and the write-off of unamortized loan costs of $2,295,000. For a more detailed discussion of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

 (3) Includes properties under renovation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The terms "we," "our," "ours" and "us" as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

         In June 1997, we completed an initial public offering of our common stock (the "Offering"). Since the Offering, we have devoted substantially all of our resources to the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of high quality, strategically located properties leased principally to tenants in the life science industry (we refer to these properties as "Life Science Facilities").

         In 1999, we:

         - Sold 1,150,000 shares of common stock resulting in aggregate proceeds of approximately $29.8 million, net of underwriting discounts and commissions and other offering costs.

         - Sold 1,543,500 shares of Series A cumulative redeemable preferred stock resulting in aggregate proceeds of approximately $36.9 million, net of underwriters' discounts and commissions and other offering costs.

         - Acquired seven properties with an aggregate of approximately 437,000 rentable square feet. In addition, we completed the development of one property with approximately 55,000 rentable square feet.

         Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 58 properties we owned as of December 31, 1999, four were acquired in calendar year 1994, eight in 1996, 10 in 1997 (the "1997 Properties"), 29 in 1998 (the "1998 Properties") and seven in 1999. In addition, we completed the development of one property in 1999 (together with the seven properties acquired in 1999, the "1999 Properties"). As a result of our acquisition activities, there were significant increases in total revenues and expenses for 1999 as compared to 1998.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

         Rental revenue increased by $19.9 million, or 41%, to $68.4 million for 1999 compared to $48.5 million for 1998. The increase resulted primarily from the 1998 Properties being owned for a full period and the addition of the 1999 Properties. Rental revenue from the properties we acquired before January 1, 1998 (the "1999 Same Properties") increased by $1.1 million, or 3.8%, due to increases in rental rates and occupancy.

         Tenant recoveries increased by $5.0 million, or 44%, to $16.3 million for 1999 compared to $11.3 million for 1998. The increase resulted primarily from the 1998 Properties being owned for a full period and the addition of the 1999 Properties. Tenant recoveries for the 1999 Same Properties increased by $838,000, or 11.7%, generally due to an increase in recoverable operating expenses.

         Interest and other income increased by $298,000, or 24%, to $1.5 million for 1999 compared to $1.2 million for 1998. The increase resulted from an increase in storage and parking income at certain of our properties and from the increase in interest income from our secured note receivable, which was funded in March 1998.

         Rental operating expenses increased by $5.6 million, or 42%, to $19.0 million for 1999 compared to $13.4 million for 1998. The increase resulted primarily from the 1998 Properties being owned for a full period and the addition of the 1999 Properties. Operating expenses for the 1999 Same Properties increased by $711,000, or 9.2%, primarily due to the increase in property taxes. The increase in property taxes, substantially all of which was recoverable from the tenants at the respective properties, was partially offset by lower premiums on our blanket property and liability insurance policies for all of our properties.

         The following is a comparison of property operating data for the 1999 Same Properties computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") (in thousands, except percentage data):

                                                          FOR THE YEAR ENDED
                                                              DECEMBER 31
                                                       --------------------------
                                                          1999           1998           CHANGE
                                                       ------------------------------------------
  GAAP BASIS:
  Revenue                                               $37,109         $35,244          5.3%
  Rental operating expenses                               8,435           7,724          9.2%
                                                       ------------------------------------------
  Net operating income                                  $28,674         $27,520          4.2%
                                                       ==========================================

  CASH BASIS (1):
  Revenue                                               $34,427         $31,839          8.1%
  Rental operating expenses                               7,902           7,176         10.1%
                                                       ------------------------------------------
  Net operating income                                  $26,525         $24,663          7.5%
                                                       ==========================================

(1) The Cash Basis presentation excludes the results for 1431 Harbor Bay Parkway, Alameda, California. The lease for this property (which was in place when we acquired the property in 1996) contains significant step-down provisions that affected the cash rent paid by the tenant beginning in January 1999. As a result, cash rent paid was reduced from $2,948,000 for 1998 to $2,128,000 for 1999. The lease, which expires in January 2014, requires another step-down in rent beginning in January 2004 to $750,000 per year. If this property was included in the Cash Basis presentation for 1999, revenue would have increased 5.0%, rental operating expenses would have increased 9.2% and net operating income would have increased 3.8%. On a GAAP Basis, rental income from this property throughout 1998 and 1999 was $1,414,000.

         General and administrative expenses increased by $3.1 million, or 79%, to $7.0 million for 1999 compared to $3.9 million for 1998 due to the continued expansion in the scope of our operations.

         Interest expense increased by $5.7 million, or 40%, to $19.7 million for 1999 compared to $14.0 million for 1998. The increase resulted primarily from the indebtedness we incurred to acquire the 1998 Properties and the 1999 Properties.

         Depreciation and amortization increased by $8.2 million, or 80%, to $18.5 million for 1999 compared to $10.3 million for 1998. The increase resulted primarily from depreciation associated with the 1998 Properties being owned for a full period and the addition of the 1999 Properties.

         As a result of the foregoing, net income was $22.1 million for 1999 compared to $19.4 million for 1998.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

         Rental revenue increased by $22.9 million, or 89%, to $48.5 million for 1998 compared to $25.6 million for 1997. The increase resulted primarily from the 1997 Properties being owned for a full period and the addition of the 1998 Properties. A portion of the increase was due to $277,000 in rental termination payments received in 1998 associated with leases at two of the properties. Rental revenue from the properties we acquired before January 1, 1997 (the "1998 Same Properties") increased by $234,000, or 1.6%, due to increases in rental rates and occupancy.

         Tenant recoveries increased by $2.9 million, or 35%, to $11.3 million for 1998 compared to $8.4 million for 1997. The increase resulted primarily from the 1997 Properties being owned for a full period and the addition of the 1998 Properties. Tenant recoveries for the 1998 Same Properties increased by $149,000, or 2.8%, generally due to the improved identification and recovery of costs at certain properties.

         Interest and other income increased by $398,000, or 48%, to $1.2 million for 1998 compared to $836,000 for 1997, resulting primarily from $511,000 of interest income from a $6.0 million secured loan made in connection with the acquisition of one of the 1998 Properties. This increase was partially offset by a decrease in interest income resulting from a lower level of cash equivalents in 1998 compared to 1997, because cash equivalents had been used to acquire properties.

         Rental operating expenses increased by $4.6 million, or 53%, to $13.4 million for 1998 compared to $8.8 million for 1997. The increase resulted almost entirely from the 1997 Properties being owned for a full period and the addition of the 1998 Properties. Operating expenses for the 1998 Same Properties decreased by $145,000, or 2.5%, primarily due to lower premiums on our blanket property and liability insurance policies.

         The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the 1998 Same Properties (in thousands, except percentage data):

                                                          FOR THE YEAR ENDED
                                                              DECEMBER 31
                                                       --------------------------
                                                          1998            1997          CHANGE
                                                       ------------------------------------------
  GAAP BASIS:
  Revenue                                               $20,878         $20,432          2.2%
  Rental operating expenses                               5,616           5,761         -2.5%
                                                       ------------------------------------------

  Net operating income                                  $15,262         $14,671          4.0%
                                                       ==========================================
  CASH BASIS:
  Revenue                                               $22,401         $21,520          4.1%
  Rental operating expenses                               5,616           5,761         -2.5%
                                                       ------------------------------------------
  Net operating income                                  $16,785         $15,759          6.5%
                                                       ==========================================

         General and administrative expenses increased by $1.4 million, or 57%, to $3.9 million for 1998 compared to $2.5 million for 1997 due to owning a larger portfolio of properties in 1998 compared to 1997 and increased costs incurred as a result of being a public company for a full year.

         Interest expense increased by $7.0 million, or 100%, to $14.0 million for 1998 compared to $7.0 million for 1997. The increase resulted from indebtedness we incurred to acquire the 1997 Properties and the 1998 Properties, offset by a reduction in ongoing interest expense due to the payoff of $72.7 million in secured notes payable in June 1997 with proceeds from the Offering.

         We incurred $12.2 million of non-recurring expenses in 1997 associated with the Offering.

         Write-off of unamortized loan costs in 1997 represents the write-off of $2.1 million in loan costs associated with $72.7 million of secured notes we repaid with proceeds of the Offering and $148,000 in loan costs associated with the payoff of debt in November 1997.

         Depreciation and amortization increased by $5.4 million, or 112%, to $10.3 million for 1998 compared to $4.9 million for 1997. The increase resulted primarily from depreciation associated with the 1997 Properties being owned for a full period and the addition of the 1998 Properties.

         As a result of the foregoing, net income was $19.4 million for 1998 compared to a net loss of $2.8 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Net cash provided by operating activities for 1999 increased by $16.2 million to $42.3 million compared to $26.1 million for 1998. The increase resulted primarily from operating cash flows from the addition of the 1998 Properties and the 1999 Properties.

         Net cash used in investing activities decreased by $137.0 million to $109.8 million for 1999 compared to $246.8 million for 1998. The decrease was primarily due to a lower level of property acquisitions during 1999 compared to 1998.

         Net cash provided by financing activities decreased by $150.7 million to $69.4 million for 1999 compared to $220.1 million for 1998. Cash provided by financing activities for 1999 primarily consisted of net proceeds from the issuance/repurchase of our common stock, issuance of preferred stock and borrowings of secured debt, partially offset by principal reductions on our secured debt, principal reductions on our unsecured line of credit and distributions to stockholders. Cash provided by financing activities for 1998 primarily consisted of net proceeds from the issuance of our common stock, borrowings under our line of credit and secured debt, partially offset by principal reductions on our secured debt and distributions to stockholders.

COMMITMENTS

         As of December 31, 1999, we were committed under the terms of certain leases to complete the construction of buildings and certain related improvements at a remaining aggregate cost of $33.2 million.

         As of December 31, 1999, we were also committed to fund approximately $20.9 million for the construction of tenant improvements under the terms of various leases and for certain investments in limited partnerships.

RESTRICTED CASH

         As of December 31, 1999, we had $8.1 million in cash and cash equivalents, including $4.7 million in restricted cash. Restricted cash consists of the following (in thousands):

                                                                         AMOUNT
                                                                       ----------
         Funds held in trust as additional security required under
              the terms of certain secured notes payable                $  2,982

         Security deposit funds based on the terms of certain
              lease agreements                                             1,699
                                                                       ----------
                                                                        $  4,681
                                                                       ==========

SECURED DEBT

Secured debt as of December 31, 1999 consists of the following (dollars in thousands):

                                             BALANCE AT               STATED
                                            DECEMBER 31,             INTEREST
COLLATERAL                                     1999                    RATE          MATURITY DATE
----------------------------------------   ---------------------------------------------------------
One Innovation Drive,
   Worcester, MA (1)                      $   11,720                   8.75%         January 2006
100/800/801 Capitola Drive,
   Durham, NC                                 12,435                   8.68%         December 2006
620 Memorial Drive,
   Cambridge, MA (2)                          19,842                   9.125%        October 2007
14225 Newbrook Drive, Chantilly,
   VA and 3000/3018 Western
   Avenue, Seattle, WA                        35,995                   7.22%         May 2008
377 Plantation Street, Worcester,
   MA and 6166 Nancy Ridge Road,
   San Diego, CA                              18,900                   8.71%         December 2009

1431 Harbor Bay Parkway,
   Alameda, CA                                 7,146                   7.165%        January 2014

3535/3565 General Atomics Court,
   San Diego, CA                              17,063                   9.00%         December 2014

1102/1124 Columbia Street,
   Seattle, WA                                20,148                   7.75%         May 2016
381 Plantation Street,
   (development project)
   Worcester, MA                               2,625                   9.00%         October 2000

1201 Clopper Road,
   (development project)
    Gaithersburg, MD (3)                      12,638              LIBOR + 1.75%      October 2001
                                        ----------------
                                         $   158,512
                                        ================

(1) The balance shown includes an unamortized premium of $725,000; the effective rate of the loan is 7.25%.
(2) The balance shown includes an unamortized premium of $2,062,000; the effective rate of the loan is 7.25%.
(3) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $19,000,000.

The following is a summary of the scheduled principal payments for our secured debt as of December 31, 1999 (in thousands):


                             YEAR                       AMOUNT
                   -------------------------------------------------
                             2000                    $      5,994
                             2001                          16,292
                             2002                           3,951
                             2003                           4,272
                             2004                           3,915
                          Thereafter                      121,301
                                                     ---------------
                           Subtotal                       155,725
                      Unamortized premium                   2,787
                                                     ---------------
                                                     $    158,512
                                                     ===============

UNSECURED LINE OF CREDIT

         At December 31, 1999, we had an unsecured line of credit that provided for borrowings of up to $250 million. On February 11, 2000, we amended our unsecured line of credit to provide for borrowings of up to $325 million. Borrowings under the line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

         The line of credit, as amended, contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit, as amended, are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit, as amended, will increase. As of December 31, 1999, borrowings under the line of credit were limited to approximately $226,000,000, and carried a weighted average interest rate of 7.33%. As of February 11, 2000, borrowings under the line of credit, as amended, were limited to approximately $248,000,000.

         The line of credit, as amended, expires February 2003 and provides for an annual extension (provided there is no default) for an additional one-year period upon notice by the company and consent of the participating banks.

         In September 1998, we entered into an interest rate swap agreement with FleetBoston Financial (the "Bank") to hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million, and interest received is calculated at one month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

         In October 1999, we entered into an additional interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Interest paid will be calculated at a fixed interest rate of 6.5% through May 31, 2001 on a notional amount of $50 million and interest received will be calculated at one month LIBOR. This agreement has no effect on our September 1998 interest rate swap agreement.

         In January 2000, we entered into a third interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 6.5% from February 1, 2000 to March 31, 2000, 6.75% from April 1, 2000 to July 31, 2000, 7.00% from August 1, 2000 to December 29, 2000 and 7.25% from December 30, 2000 to December 31, 2001 on a notional amount of $50 million and interest received is calculated at one month LIBOR. This agreement has no effect on our September 1998 and October 1999 interest rate swap agreements.

         With respect to our swap agreements, we are exposed to losses in the event the Bank is unable to perform under the agreements, or in the event one month LIBOR is less than the agreed-upon fixed interest rates. The fair value of the swap agreements outstanding as of December 31, 1999 and changes in their fair value as a result of changes in market interest rates are not recognized in the financial statements.

OTHER RESOURCES AND LIQUIDITY REQUIREMENTS

         In February 1999, we completed a public offering of 1,150,000 shares of common stock (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $28.125 per share, resulting in aggregate proceeds of approximately $29.8 million, net of underwriting discounts and commissions and other offering costs.

         In June 1999, we completed a public offering of 1,543,500 shares of our Series A preferred stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $36.9 million, net of underwriters' discounts and commissions and other offering costs. The dividends on our Series A preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.375 per share. Our Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 11, 2004, except in order to preserve our status as a real estate investment trust ("REIT"). On or after June 11, 2004, we may, at our option, redeem our Series A preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

         We expect to continue meeting our short-term liquidity and capital requirements generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to make distributions necessary to enable us to continue qualifying as a REIT. We also believe that net cash provided by operations will be sufficient to fund our recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

         We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development activities, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through excess net cash provided by operating activities, long-term secured and unsecured borrowings, including borrowings under the line of credit and the issuance of additional debt and/or equity securities.

EXPOSURE TO ENVIRONMENTAL LIABILITIES

         In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities that have occurred since the Phase I environmental assessments were completed.

CAPITAL EXPENDITURES, TENANT IMPROVEMENTS AND LEASING COSTS

         The following table shows total and weighted average per square foot capital expenditures, tenant improvements and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants or are revenue-enhancing) for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, attributable to leases that commenced at our properties after our acquisition.

                                       TOTAL/
                                      WEIGHTED
                                       AVERAGE           1999           1998           1997            1996          1995
                                    -------------   -------------  -------------  -------------   ------------  ------------
CAPITAL EXPENDITURES:
   Weighted average square feet
     in portfolio                       8,936,049      3,823,290      2,891,863      1,342,216        563,901        314,779
   Property related capital
     expenditures                     $ 1,564,000    $   478,000    $   341,000    $   547,000    $   181,000    $    17,000
   Per weighted average square
     foot in portfolio                $      0.18    $      0.13    $      0.12    $      0.41    $      0.32    $      0.05

TENANT IMPROVEMENTS AND
LEASING COSTS:
   RETENANTED SPACE:
   Retenanted square feet                 579,867        220,397         88,181         40,953        180,398         49,938
   Tenant improvements and
     leasing costs                    $ 3,892,000    $ 1,454,000    $   478,000    $   164,000    $ 1,220,000    $   576,000
   Per square foot leased             $      6.71    $      6.60    $      5.42    $      4.00    $      6.76    $     11.53

   RENEWAL SPACE:
   Renewal square feet                    213,084         93,667         77,038          1,232         25,063         16,084
   Tenant improvements and
     leasing costs                    $   266,000    $   149,000    $    69,000    $       -      $       -      $    48,000
   Per square foot leased             $      1.25    $      1.59    $      0.90    $       -      $       -      $      2.98

         Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants. We maintain an active preventative maintenance program at each of our properties to minimize capital expenditures required.

         Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property characteristics, the type of lease (renewal tenant or retenanted space), the involvement of external leasing agents and overall competitive market conditions.

INFLATION

         As of December 31, 1999, approximately 79% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 16% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 85% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under the unsecured line of credit.

IMPACT OF THE YEAR 2000

         The year 2000 issue was the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of our computer programs having time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, provide building services or engage in similar normal business activities.

         In October 1998, we formed an internal task force to identify, assess and evaluate our critical systems to determine which year 2000 related problems might cause system errors or failures. We identified three major areas as critical systems: (i) internal accounting systems, (ii) systems of significant tenants, vendors and financial institutions; and (iii) internal building systems at our properties. We engaged consulting professionals from a nationally recognized accounting firm to review our plans and assist us with our solutions.

         Our year 2000 project was designed to ensure that all critical systems were evaluated and suitable for continued use into and beyond the year 2000. We completed our identification and initial evaluation of our critical systems in the first quarter of 1999, and implemented all of the necessary remedial actions.

         We completed our review and testing of our internal accounting systems. All of these systems are year 2000 compliant.

         We place a high degree of reliance on computer systems of third parties, such as tenants, vendors and financial institutions. Although we were assessing the readiness of these third parties, we could not guarantee that they would be year 2000 compliant in a timely manner. We surveyed significant third-party vendors and financial institutions, and all surveyed indicated that they had implemented year 2000 programs. In addition, we surveyed our significant tenants for their year 2000 readiness.We participated in surveys with new tenants, vendors and other third-party suppliers. If risk assessments of third-party suppliers or tenants indicated significant exposure to the year 2000 problem, the supplier or tenant was asked to demonstrate how the problems would be addressed.

         The task force completed its evaluation of internal systems in our properties that may have had embedded microprocessors with potential year 2000 problems, mainly building systems, including heating, ventilation and air conditioning systems, elevators and security systems. Based on the results of our review, certain of our properties had critical systems that required upgrades for year 2000 readiness. Upgrades were completed at all of these properties in the second and third quarters of 1999. In some instances, we used the services of outside experts to test and review our findings and to confirm that our building systems are year 2000 compliant.

         Our year 2000 project costs, including the costs of remedial activities and outside experts, were not material. The aggregate cost of purchasing conversion packages for the accounting systems and the cost to survey tenants, vendors and financial institutions were also not material. In addition, substantially all costs incurred to review the building systems and to replace or upgrade them constituted property maintenance costs, and were therefore generally recoverable from the tenants pursuant to the terms of their existing leases.

FUNDS FROM OPERATIONS

         We believe that funds from operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its October 1999 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because a portion of FFO is needed for capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Cash Flows" for information regarding these measures of cash flow).

         The following table presents our FFO for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                           YEAR ENDED DECEMBER 31
                                                --------------------------------------------
                                                  1999              1998           1997 (1)
                                                --------------------------------------------
Net income (loss)                               $ 22,053          $ 19,403         $ (2,797)
Less:
   Preferred dividends                            (2,036)               -               -
Add:
   Depreciation and amortization                  18,532           10,296             4,866
                                                ------------   -------------    -------------
Funds from Operations                           $ 38,549         $ 29,699          $  2,069
                                                ============   =============    =============

(1) FFO for 1997 has been restated to conform to the White Paper as amended in October 1999. FFO for 1997 has been impacted by non-recurring expenses associated with the Offering of $12,197,000, and the write-off of unamortized loan costs of $2,295,000.

PROPERTY AND LEASE INFORMATION

The following table is a summary of our property portfolio as of December 31, 1999 (dollars in thousands):

                                              NUMBER OF   RENTABLE SQUARE    ANNUALIZED       OCCUPANCY
                                              PROPERTIES      FEET            BASE RENT       PERCENTAGE
                                             ---------------------------------------------------------------
REGION:
Suburban Washington D.C                           17        1,537,338        $  21,378           96.1%       (1)
California - San Diego                            10          569,467           13,336           90.0%
California - San Francisco Bay                     8          489,870           10,406           94.2%       (1)
Southeast                                          4          254,230            3,750          100.0%
New Jersey/Suburban Philadelphia                   5          268,418            4,118           98.6%
Eastern Massachusetts                              6          384,589           10,199           99.4%
Washington - Seattle                               3          328,221            8,957           96.0%
                                             ---------------------------------------------------------------
Subtotal                                          53        3,832,133           72,144           95.7%
Renovation/Repositioning Properties                5          213,993            1,740           15.2%
                                             ---------------------------------------------------------------
Total                                             58        4,046,126        $  73,884           91.5%
                                             ===============================================================

(1) Substantially all of the vacant space is office or warehouse space.

The following table shows certain information with respect to the lease expirations of our properties as of December 31, 1999:

                                              SQUARE       PERCENTAGE OF    ANNUALIZED BASE
           YEAR OF        NUMBER OF         FOOTAGE OF       AGGREGATE     RENT OF EXPIRING
            LEASE          EXPIRING          EXPIRING     PORTFOLIO LEASE     LEASES (PER
          EXPIRATION        LEASES            LEASES        SQUARE FOOT      SQUARE FOOT)
        -----------------------------------------------------------------------------------
             2000             56              626,203         16.9%             $22.97
             2001             26              379,513         10.3%             $19.45
             2002             22              389,887         10.5%             $17.06
             2003             17              356,898          9.6%             $15.64
             2004             18              390,152         10.5%             $19.48
          Thereafter          30            1,557,898         42.2%             $20.72


The following table is a summary of our lease activity for the year ended December 31, 1999 computed on a GAAP Basis and on a Cash Basis:

                                                                                                RENTAL       TI'S/LEASE     AVERAGE
                                         NUMBER      SQUARE           EXPIRING        NEW        RATE       COMMISSIONS      LEASE
                                        OF LEASES    FOOTAGE            RATE          RATE     INCREASE       PER FOOT       TERM
                                       -------------------------------------------------------------------------------------------
LEASE ACTIVITY - EXPIRED LEASES
Lease Expirations
    Cash Rent                              52        444,688        $   15.67          -           -             -            -
    GAAP Rent                              52        444,688        $   16.08          -           -             -            -

Renewed / Released Space
    Cash Rent                              26        314,064        $   14.45     $   17.86       23.6%      $   5.10     5.7 Years
    GAAP Rent                              26        314,064        $   15.09     $   19.10       26.6%      $   5.10     5.7 Years

Month-to-Month Leases
    Cash Rent                              13         53,763        $   10.61     $   10.61        0.0%          -            -
    GAAP Rent                              13         53,763        $   10.46     $   10.61        1.4%          -            -

Total Leasing
    Cash Rent                              39        367,827        $   13.89     $   16.80       21.0%          -            -
    GAAP Rent                              39        367,827        $   14.42     $   17.86       23.9%          -            -


VACANT SPACE LEASED
    Cash Rent                              15        103,087             -        $   17.60        -         $   5.85     3.8 Years
    GAAP Rent                              15        103,087             -        $   18.01        -         $   5.85     3.8 Years


ALL LEASE ACTIVITY
    Cash Rent                              54        470,914             -        $   16.97        -             -            -
    GAAP Rent                              54        470,914             -        $   17.89        -             -            -


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

         Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreements, the current effects of interest rate changes are reduced. Based on interest rates at, and our swap agreements in effect on, December 31, 1999, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $920,000. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $920,000. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $7.8 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $8.9 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

         These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 1999. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

         If we were to include the impact of our new interest rate swap agreement effective February 2000 under the same conditions set forth above, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $420,000. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $420,000. A 1% increase in interest rates on our secured debt and our interest rate swap agreements would decrease their fair value by approximately $7.4 million. A 1% decrease in interest rates on our secured debt and our interest rate swap agreements would increase their fair value by approximately $8.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 28, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated by reference from our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 28, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   FINANCIAL STATEMENTS AND SCHEDULES

      The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:


                                                                                                 PAGE
         Report of Independent Auditors...........................................................F-1

         Audited Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 and 1998.............................F-2
         Consolidated Statements of Operations for the Years Ended
                  December 31, 1999, 1998 and 1997................................................F-3
         Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 1999, 1998 and 1997................................................F-4
         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998 and 1997................................................F-5
         Notes to Consolidated Financial Statements for the Years Ended
                  December 31, 1999, 1998 and 1997................................................F-6

         Schedule III - Consolidated Financial Statement of Rental Properties
                  and Accumulated Depreciation....................................................F-22


      (b)   REPORTS ON FORM 8-K.

      Alexandria did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

      (c)   EXHIBITS.


EXHIBIT
NUMBER                                      EXHIBIT
-------                                     -------
3.1++      Articles of Amendment and Restatement of Alexandria

3.2++      Certificate of Correction of Alexandria

3.3*++     Bylaws of Alexandria (as amended, adopted February 4, 2000; effective February 16, 2000)

3.4*++     Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle
           8 of Title 3 of the MGCL

3.5*++     Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating
           Preferred Stock

3.6+**     Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable
           Preferred Stock of Alexandria

4.1*++ Rights Agreement, dated as of February 10, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent, including the form of the Articles Supplementary setting forth the terms of the Series A Junior Participating Preferred Stock, par value
           $.01 per


EXHIBIT
NUMBER                                      EXHIBIT
-------                                     -------

           share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as
           Exhibit C. Pursuant to the Rights Agreement, printed Rights
           Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement)

4.2+       Specimen Certificate representing shares of Common Stock

4.3+**     Specimen Certificate Representing Shares of Alexandria's 9.50% Series A Cumulative
           Redeemable Preferred Stock

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

10.3+++    Executive Employment Agreement between Alexandria and James H.  Richardson, dated July 31,
           1997

10.4***    Amended and Restated Executive Employment Agreement between Alexandria and Peter J.
           Nelson, dated May 20, 1998

10.5*+     Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated August 31, 1999

10.6**+    Severance Agreement between Alexandria and Lynn Anne Shapiro, dated
           January 1, 1999

10.7**+    Executive Employment Agreement between Alexandria and
           Vincent R. Ciruzzi, dated April 20, 1998

10.8*+     Amendment to Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated August 31, 1999

10.9*+     Employment Letter Agreement between Alexandria and Tom Andrews, dated
           June 1, 1999

10.10**    Amended and Restated 1997 Stock Award and Incentive Plan of
           Alexandria

10.11+     Form of Non-Employee Director Stock Option Agreement for use
           in connection with options issued pursuant to the 1997 Stock Option Plan

10.12+ Form of Incentive Stock Option Agreement for use in connection with Options issued pursuant to the 1997 Stock Option Plan

10.13+     Form of Nonqualified Stock Option Agreement for use in connection with Options issued pursuant to the 1997 Stock Option Plan

10.14*+    Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to Alexandria's Amended and Restated 1997 Stock Award and
           Incentive Plan

10.15*+    Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to Alexandria's Amended and Restated 1997 Stock Award and Incentive Plan

10.16      Second Amended and Restated Revolving Loan Agreement among Alexandria, the Operating
           Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Then or Thereafter
           a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto,
           BankBoston, N.A., as Managing Agent, The Chase Manhattan Bank, as Syndication Agent, and
           First Union National Bank, as Documentation Agent, dated February 11, 2000

10.17**+   Form of International Swap Dealers Association, Inc. Master Agreement and related Schedule and
           Confirmation between BankBoston, N.A. and Alexandria, dated as of August 31, 1998



EXHIBIT
NUMBER                                      EXHIBIT
-------                                     -------
10.18+*    Share Exchange Agreement, dated as of February 26, 1999, between Alexandria Real Estate
           Equities, Inc. and Health Science Properties Holding Corporation

10.19+*    First Amendment to Share Exchange Agreement, dated as of March 10, 1999, by and between
           Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation

10.20+*    Second Amendment to Share Exchange Agreement, dated as of March 11, 1999, by and between
           Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation

10.21+*    Escrow and Security Agreement, dated as of March 11, 1999, among Alexandria Real Estate
           Equities, Inc., Health Science Properties Holding Corporation and Cedars Bank

10.22+* Registration Rights Agreement, dated as of March 11, 1999, by and among Alexandria Real Estate Equities, Inc. and Health Science
           Properties Holding Corporation (together with its permitted assigns)

12.1       Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends

21.1       List of Subsidiaries of Alexandria
23.1       Consent of Ernst & Young LLP
27.1       Financial Data Schedule


----------
+ Incorporated by reference to Alexandria's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997
* Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998
** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998
*** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998, filed with the Commission on August 18, 1998
**+ Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 15, 1999
+* Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Commission on May 17, 1999
+** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Commission on August 13, 1999
*+ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 15, 1999
*++ Incorporated by reference to Alexandria's Current Report on Form 8-K, filed with the Commission on February 10, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ALEXANDRIA REAL ESTATE EQUITIES, INC.

Dated:  March 29, 2000                   By:     /S/ JOEL S. MARCUS
                                             ------------------------------
                                                 Joel S. Marcus
                                              Chief Executive Officer

         KNOW ALL THOSE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry M. Sudarsky, Joel S. Marcus and Peter J. Nelson, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURES                            TITLE                      DATE
     ----------                            -----                      ----

  /s/ Jerry M. Sudarsky     Chairman of the Board of Directors    March 21, 2000
--------------------------
      Jerry M. Sudarsky


   /s/ Joel S. Marcus       Chief Executive Officer (Principal    March 29, 2000
--------------------------     Executive Officer) and Director
       Joel S. Marcus


 /s/ James H. Richardson    President and Director                March 22, 2000
--------------------------
       James H. Richardson


   /s/ Peter J. Nelson      Chief Financial Officer, Senior Vice  March 29, 2000
--------------------------  President, and Treasurer (Principal
       Peter J. Nelson       Financial and Accounting Officer)


 /s/ Richard B. Jennings    Director                              March 17, 2000
--------------------------
     Richard B. Jennings


     /s/ Viren Mehta        Director                              March 21, 2000
--------------------------
         Viren Mehta


     /s/ David M. Petrone   Director                              March 24, 2000
--------------------------
         David M. Petrone


 /s/ Anthony M. Solomon     Director                              March 22, 2000
--------------------------
     Anthony M. Solomon

     SIGNATURES                            TITLE                      DATE
     ----------                            -----                      ----

  /s/ Alan G. Walton        Director                              March 20, 2000
--------------------------
      Alan G. Walton

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                      EXHIBIT
-------                                     -------

3.1++      Articles of Amendment and Restatement of Alexandria

3.2++      Certificate of Correction of Alexandria

3.3*++     Bylaws of Alexandria (as amended, adopted February 4, 2000; effective
           February 16, 2000)

3.4*++     Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle
           8 of Title 3 of the MGCL

3.5*++     Articles Supplementary, dated February 10, 2000, relating to the
           Series A Junior Participating Preferred Stock

3.6+**     Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeem able Preferred Stock of Alexandria

4.1*++ Rights Agreement, dated as of February 10, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent, including the form of the Articles Supplementary setting forth the terms of the Series A Junior Participating Preferred Stock, par value
           $.01 per share, as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as
           Exhibit C. Pursuant to the Rights Agreement, printed Rights
           Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement)

4.2+       Specimen Certificate representing shares of Common Stock

4.3+**     Specimen Certificate Representing Shares of Alexandria's 9.50% Series A Cumulative Redeemable
           Preferred Stock
10.1*      Second Amendment to the Executive Employment Agreement and General
           and Special Release by and between Alexandria and Jerry M. Sudarsky, dated May 30, 1997

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

10.3+++    Executive Employment Agreement between Alexandria and James H. Richardson, dated July 31,
           1997

10.4***    Amended and Restated Executive Employment Agreement between Alexandria and Peter J.
           Nelson, dated May 20, 1998

10.5*+     Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated August 31, 1999

10.6**+    Severance Agreement between Alexandria and Lynn Anne Shapiro, dated
           January 1, 1999

10.7**+    Executive Employment Agreement between Alexandria and
           Vincent R. Ciruzzi, dated April 20, 1998

10.8*+     Amendment to Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated August 31, 1999

10.9*+     Employment Letter Agreement between Alexandria and Tom Andrews, dated
           June 1, 1999

10.10**    Amended and Restated 1997 Stock Award and Incentive Plan of
           Alexandria

10.11+     Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the 1997 Stock Option Plan

10.12+ Form of Incentive Stock Option Agreement for use in connection with Options issued pursuant to the 1997 Stock Option Plan



                                      Ex-1


EXHIBIT
NUMBER                                      EXHIBIT
-------                                     -------
10.13+     Form of Nonqualified Stock Option Agreement for use in connection with Options issued pursuant to the 1997 Stock Option Plan

10.14*+ Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to Alexandria's Amended and Restated 1997 Stock Award and Incentive Plan

10.15*+ Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to Alexandria's Amended and Restated 1997 Stock
           Award and Incentive Plan

10.16      Second Amended and Restated Revolving Loan Agreement among
           Alexandria, the Operating Partnership, ARE-QRS Corp., ARE
           Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party
           Thereto, the Banks therein named, the Other Banks Which May Become
           Parties Thereto, BankBoston, N.A., as Managing Agent, The Chase
           Manhattan Bank, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated February 11, 2000

10.17**+   Form of International Swap Dealers Association, Inc. Master Agreement and related Schedule and
           Confirmation between BankBoston, N.A. and Alexandria, dated as of August 31, 1998

10.18+*    Share Exchange Agreement, dated as of February 26, 1999, between Alexandria Real Estate
           Equities, Inc. and Health Science Properties Holding Corporation

10.19+*    First Amendment to Share Exchange Agreement, dated as of March 10, 1999, by and between
           Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation

10.20+*    Second Amendment to Share Exchange Agreement, dated as of March 11, 1999, by and between
           Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation

10.21+*    Escrow and Security Agreement, dated as of March 11, 1999, among Alexandria Real Estate
           Equities, Inc., Health Science Properties Holding Corporation and Cedars Bank

10.22+* Registration Rights Agreement, dated as of March 11, 1999, by and among Alexandria Real Estate Equities, Inc. and Health Science
           Properties Holding Corporation (together with its permitted assigns)

12.1       Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends

21.1       List of Subsidiaries of Alexandria
23.1       Consent of Ernst & Young LLP
27.1       Financial Data Schedule



-----------
+ Incorporated by reference to Alexandria's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997
* Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998
** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998
*** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998, filed with the Commission on August 18, 1998

                                     Ex-2

**+ Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 15, 1999
+* Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Commission on May 17, 1999
+** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Commission on August 13, 1999
*+ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 15, 1999
*++ Incorporated by reference to Alexandria's Current Report on Form 8-K, filed with the Commission on February 10, 2000









                                      Ex-3

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/ Ernst & Young LLP

Los Angeles, California
January 24, 2000, except for Note 5,
   as to which the date is February 11, 2000

                      ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  DECEMBER 31
                                                                            1999                1998
                                                                      ----------------    ---------------
ASSETS
Rental properties, net                                                   $ 554,706           $ 471,907
Property under development                                                  44,121              21,839
Cash and cash equivalents                                                    3,446               1,554
Tenant security deposits and other restricted cash                           4,681               7,491
Secured note receivable                                                      6,000               6,000
Tenant receivables                                                           3,432               2,884
Deferred rent                                                                9,014               5,595
Other assets                                                                17,718              13,026
                                                                      -----------------------------------
Total assets                                                             $ 643,118           $ 530,296
                                                                      ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable (includes unamortized
  premium of $2,787 and $2,262 at December 31,
  1999 and 1998, respectively)                                           $ 158,512           $ 115,829
Unsecured line of credit                                                   192,000             194,000
Accounts payable, accrued expenses and tenant security
  deposits                                                                  23,349              15,663
Dividends payable                                                            6,674               5,035
                                                                      -----------------------------------
                                                                           380,535             330,527

Commitments and contingencies                                                    -                   -

Stockholders' equity:
   9.50% Series A cumulative redeemable preferred
     stock, $0.01 par value per share, 1,610,000 shares
     authorized; 1,543,500 issued and outstanding at
     December 31, 1999, $25.00 liquidation value                            38,588                   -
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 13,745,622 and 12,586,263 shares
     issued and outstanding at December 31, 1999
     and 1998, respectively                                                    137                 126
   Additional paid-in capital                                              225,180             199,643
   Deferred compensation                                                    (1,494)                  -
   Retained earnings                                                             -                   -
   Accumulated other comprehensive income                                      172                   -
                                                                      -----------------------------------
Total stockholders' equity                                                 262,583             199,769
                                                                      -----------------------------------
Total liabilities and stockholders' equity                               $ 643,118           $ 530,296
                                                                      ===================================

SEE ACCOMPANYING NOTES.

                        ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEAR ENDED DECEMBER 31
                                                                 1999                1998                1997
                                                          ---------------------------------------------------------
Revenues
   Rental                                                   $    68,425          $    48,469          $    25,622
   Tenant recoveries                                             16,305               11,313                8,388
   Interest and other income                                      1,532                1,234                  836
                                                          ---------------------------------------------------------
                                                                 86,262               61,016               34,846
Expenses
   Rental operations                                             19,003               13,390                8,766
   General and administrative                                     6,977                3,894                2,476
   Interest                                                      19,697               14,033                7,043
   Non-recurring expenses associated with
     initial public offering                                          -                    -               12,197
   Write-off of unamortized loan costs                                -                    -                2,295
   Depreciation and amortization                                 18,532               10,296                4,866
                                                           --------------------------------------------------------
                                                                 64,209               41,613               37,643
                                                           --------------------------------------------------------
Net income (loss)                                           $    22,053          $    19,403          $    (2,797)
                                                           ========================================================
Preferred dividends                                         $     2,036          $         -          $     3,038
                                                           ========================================================

Net income (loss) allocated to common
 stockholders                                               $    20,017          $    19,403          $    (5,835)
                                                           ========================================================
Net income (loss) per share of common stock
  (pro forma for 1997):
     - Basic                                                $      1.48          $      1.60          $     (0.35)
                                                           ========================================================
     - Diluted                                              $      1.46          $      1.58          $     (0.35)
                                                           ========================================================

Weighted average shares of common stock
   outstanding (pro forma for 1997):
     - Basic                                                 13,525,840           12,098,959            8,075,864
                                                           ========================================================
     - Diluted                                               13,670,568           12,306,470            8,075,864
                                                           ========================================================

SEE ACCOMPANYING NOTES.

             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                              SERIES T   SERIES U     SERIES A     NUMBER OF               ADDITIONAL
                                              PREFERRED  PREFERRED    PREFERRED     COMMON       COMMON      PAID-IN
                                                STOCK      STOCK        STOCK       SHARES       STOCK       CAPITAL
                                            -----------------------------------------------------------------------------
Balance at January 1, 1997 (restated)       $      1    $      110  $      -       1,765,923    $     18    $   16,177
   Accretion on Series V preferred stock           -             -         -               -           -        (1,911)
   Cash dividends on Series T, U and V
     preferred stock                               -             -         -               -           -             -
   Exercise of compensatory stock
     options and issuance of stock
     grants (including compensation
     expense of $4,161)                            -             -         -         209,615           2         4,190
   Issuance of common stock in
     connection with initial public
     offering, net of offering costs               -             -         -       7,762,500          78       138,812
   Conversion of Series V and Series U
     preferred stock                               -          (110)        -       1,666,593          16        27,045
   Redemption of Series T preferred stock         (1)            -         -               -           -             -
   Dividends declared on common stock              -             -         -               -           -       (10,578)
   Net loss                                        -             -         -               -           -             -
                                            -----------------------------------------------------------------------------
Balance at December 31, 1997                       -             -         -      11,404,631         114       173,735
   Issuance of common stock, net of
     offering costs                                -             -         -       1,150,000          12        32,701
   Exercise of stock options, net                  -             -         -          31,632           -           386
   Dividends declared on common stock              -             -         -               -           -        (7,179)
   Net income                                      -             -         -               -           -             -
                                            -----------------------------------------------------------------------------
Balance at December 31, 1998                       -             -         -      12,586,263         126       199,643
   Net income                                      -             -         -               -           -             -
   Unrealized gain on marketable
     securities                                    -             -         -               -           -             -
   Comprehensive income                            -             -         -               -           -             -
   Issuance of common stock, net of
     offering costs                                -             -         -       1,150,000          11        29,818
   Repurchase of common stock                      -             -         -        (145,343)         (1)       (3,458)
   Issuance of preferred stock, net of
     offering costs                                -             -    38,588               -           -        (1,712)
   Stock compensation expense                      -             -         -         105,800           1         3,151
   Amortization of stock compensation
     expense                                       -             -         -               -           -             -
   Exercise of stock options                       -             -         -          48,902           -           874
   Dividends declared on preferred stock           -             -         -               -           -             -
   Dividends declared on common stock              -             -         -               -           -        (3,136)
                                            -----------------------------------------------------------------------------
Balance at December 31, 1999                $      -    $        -  $ 38,588      13,745,622    $    137    $  225,180
                                            =============================================================================

                                                                          ACCUMULATED
                                                                             OTHER
                                                DEFERRED     RETAINED    COMPREHENSIVE
                                              COMPENSATION   EARNINGS       INCOME         TOTAL
                                             ----------------------------------------------------
Balance at January 1, 1997 (restated)            $    -    $  (1,775)    $    -       $   14,531
   Accretion on Series V preferred stock              -            -          -           (1,911)
   Cash dividends on Series T, U and V
     preferred stock                                  -       (1,127)         -           (1,127)
   Exercise of compensatory stock
     options and issuance of stock
     grants (including compensation
     expense of $4,161)                               -            -          -            4,192
   Issuance of common stock in
     connection with initial public
     offering, net of offering costs                  -            -          -          138,890
   Conversion of Series V and Series U
     preferred stock                                  -            -          -           26,951
   Redemption of Series T preferred stock             -            -          -               (1)
   Dividends declared on common stock                 -       (1,233)         -          (11,811)
   Net loss                                           -       (2,797)         -           (2,797)
                                            -------------------------------------    ----------------
Balance at December 31, 1997                          -       (6,932)         -          166,917
   Issuance of common stock, net of
     offering costs                                   -            -          -           32,713
   Exercise of stock options, net                     -            -          -              386
   Dividends declared on common stock                 -      (12,471)         -          (19,650)
   Net income                                         -       19,403          -           19,403
                                            -------------------------------------    ----------------
Balance at December 31, 1998                          -            -          -          199,769
   Net income                                         -       22,053          -           22,053
   Unrealized gain on marketable
     securities                                       -            -        172              172
                                                                                     ----------------
   Comprehensive income                               -            -          -           22,225
   Issuance of common stock, net of
     offering costs                                   -            -          -           29,829
   Repurchase of common stock                         -            -          -           (3,459)
   Issuance of preferred stock, net of
     offering costs                                   -            -          -           36,876
   Stock compensation expense                    (3,152)           -          -                -
   Amortization of stock compensation
     expense                                      1,658            -          -            1,658
   Exercise of stock options                          -            -          -              874
   Dividends declared on preferred stock              -       (2,036)         -           (2,036)
   Dividends declared on common stock                 -      (20,017)         -          (23,153)
                                            ---------------------------------------------------------
Balance at December 31, 1999                  $  (1,494)    $      -    $   172       $  262,583
                                            =========================================================



SEE ACCOMPANYING NOTES.

             ALEXANDRIA REAL ESTATE EQUITIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31
                                                                        1999             1998              1997
                                                                   -----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                   $  22,053         $  19,403         $  (2,797)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Depreciation and amortization                                          18,532            10,296             4,866
Amortization of loan costs and fees                                       748               451               251
Amortization of premiums on secured notes                                (310)              (32)                -
Stock compensation expense                                              1,658                 -             4,161
Changes in operating assets and liabilities:
   Tenant security deposits and other restricted cash                   2,810              (692)           (1,214)
   Tenant receivables                                                    (548)           (1,752)             (703)
   Deferred rent                                                       (3,419)           (3,097)           (1,595)
   Other assets                                                        (6,915)           (7,971)           (1,594)
   Accounts payable, accrued expenses and tenant security
     deposits                                                           7,686             9,505             2,508
                                                                   -----------------------------------------------
Net cash provided by operating activities                              42,295            26,111             3,883

INVESTING ACTIVITIES
Purchase of rental properties                                         (63,896)         (200,590)          (81,160)
Additions to rental properties                                        (16,807)          (21,218)           (3,566)
Additions to property under development                               (29,130)          (18,945)           (2,894)
Issuance of note receivable                                                 -            (6,000)                -
                                                                   -----------------------------------------------
Net cash used in investing activities                                (109,833)         (246,753)          (87,620)

FINANCING ACTIVITIES
Proceeds from secured notes payable                                    34,163            36,500            15,360
Net proceeds from issuances of common stock                            29,829            32,713           138,919
Net proceeds from issuance of preferred stock                          36,876                 -                 -
Exercise of stock options                                                 874               386                 -
Net (principal reductions) borrowings from unsecured line of
   credit                                                              (2,000)          171,000            23,000
Decrease in due to Health Science Properties Holding
   Corporation                                                              -                 -            (2,525)
Principal reductions on secured notes payable                          (3,303)           (1,286)          (80,725)
Dividends paid on common stock                                        (22,278)          (19,177)           (8,800)
Dividends paid on preferred stock                                      (1,272)                -            (1,127)
Redemption of Series T preferred stock                                      -                 -                (1)
Repurchase of common stock                                             (3,459)                -                 -
                                                                   -----------------------------------------------
Net cash provided by financing activities                              69,430           220,136            84,101
Net increase (decrease) in cash and cash equivalents                    1,892              (506)              364
Cash and cash equivalents at beginning of year                          1,554             2,060             1,696
                                                                   -----------------------------------------------
Cash and cash equivalents at end of year                            $   3,446         $   1,554         $   2,060
                                                                   ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest and financing
   costs, net of interest capitalized                               $  23,512         $  12,778         $  13,552
                                                                   ===============================================

SEE ACCOMPANYING NOTES.

1. BACKGROUND

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We completed our initial public offering (the "Offering") on June 2, 1997. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofit, expansion, and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities". Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, device, contract research and personal care products companies, major scientific research institutions, related government agencies and technology enterprises. As of December 31, 1999, our portfolio consisted of 58 properties in nine states with approximately 4,046,000 rentable square feet, compared to 51 properties in nine states with approximately 3,588,000 rentable square feet as of December 31, 1998.

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

MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are included in other assets in our balance sheets. Available-for-sale securities are carried at fair value as determined by the most recently traded price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RENTAL PROPERTIES AND PROPERTY UNDER DEVELOPMENT

Rental properties and property under development are stated at the lower of cost or estimated fair value. Write-downs to estimated fair value would be recognized when impairment indicators are present and a property's estimated undiscounted future cash flows, before interest charges, are less than its book value. In that situation, we would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. Based on our assessment, no write-downs to estimated fair value were necessary for the periods presented.

The cost of maintenance and repairs is expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives.

Depreciation is provided using the straight-line method using estimated lives of 30 to 40 years for buildings and building improvements, 20 years for land improvements, and the term of the respective lease for tenant improvements.

RESTRICTED CASH

Restricted cash consists of the following (in thousands):

                                                                DECEMBER 31
                                                           1999          1998
                                                       ------------------------
Reserve for tenant improvements established
    pursuant to leases at two of our properties         $     -           3,220

Funds held in trust as additional security required
    under the terms of certain secured notes payable      2,982           3,360

Security deposit funds based on the terms
    of certain lease agreements                           1,699             911
                                                        -----------------------
                                                        $ 4,681           7,491
                                                        ========================

LOAN FEES AND COSTS

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense. Loan fees and costs, net of related amortization, totaled $3,018,000 and $3,424,000 as of December 31, 1999 and 1998, respectively, and are included in other assets in our balance sheets.

RENTAL INCOME

Rental income from leases with scheduled rent increases, free rent and other rent adjustments are recognized on a straight-line basis over the respective lease term. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent on our balance sheets. Amounts received currently, but recognized as income in future years, are included in accrued expenses as unearned rent on our balance sheets.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST AND OTHER INCOME

Interest and other income were generated through the operation of our properties. Interest income was $1,013,000, $978,000 and $588,000 in 1999,
1998 and 1997, respectively.

LEASING COSTS

Leasing costs are amortized on a straight-line basis over the term of the related lease. Leasing costs, net of related amortization, totaled $7,159,000 and $4,856,000 as of December 31, 1999 and 1998, respectively, and are included in other assets in our balance sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value. The carrying amount of our secured note receivable approximates fair value because the applicable interest rate approximates the market rate for this loan.

The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 1999 and 1998, the fair value of our secured notes payable was approximately $149,329,000 and $118,310,000, respectively.

NET INCOME (LOSS) PER SHARE

Historical per share data has not been presented for 1997 because it is not meaningful due to the material changes in our capital structure as a result of the Offering. Instead, we have presented net loss per share for 1997 on a pro forma basis, giving effect to the Offering and related transactions.

Pro forma shares of common stock outstanding for the year ended December 31, 1997 include all shares outstanding after giving effect to the 1,765.923 to 1 stock split, the issuance of stock grants, the issuance and exercise of substitute stock options and the conversion of the Series U and Series V preferred stock. In addition, shares issued to the public in connection with the Offering have been weighted for the period of time they were outstanding.

We have adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic and diluted net income per share are the same for 1997 because the stock options outstanding as of December 31, 1997 were antidilutive.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE (CONTINUED)

The following table shows the computation of net income (loss) per share of common stock outstanding, as well as the dividends declared per share of common stock:

                                                                    YEAR ENDED DECEMBER 31
                                                            1999             1998              1997
                                                      ----------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common
   stockholders                                       $    20,017          $    19,403          $      (2,797)
                                                      ==========================================================
Weighted average shares of common stock
   outstanding- basic (pro forma for 1997)             13,525,840           12,098,959              8,075,864
Add: dilutive effect of stock options                     144,728              207,511                      -
                                                      ----------------------------------------------------------
Weighted average shares of common stock
   outstanding- diluted (pro forma for 1997)           13,670,568           12,306,470              8,075,864
                                                      ==========================================================
Net income (loss) per common share - basic
   (pro forma for 1997)                               $      1.48          $      1.60          $       (0.35)
                                                      ==========================================================
Net income (loss) per common share - diluted
   (pro forma for 1997)                               $      1.46          $      1.58          $       (0.35)
                                                      ==========================================================
Common dividends declared per share (pro
   forma for 1997)                                    $      1.69          $      1.60          $        1.60
                                                      ==========================================================


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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and distribute all of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 1999, 1998 and 1997. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. For the years ended December 31, 1999 and 1998, we reported that none of our distributions with respect to common stock represented a return of capital for federal income tax purposes. For the year ended December 31, 1997, we reported that 37.6% of our distributions with respect to common stock represented a return of capital.

3. RENTAL PROPERTIES

Rental properties consist of the following (in thousands):

                                                    DECEMBER 31
                                              1999                1998
                                          ------------------------------
Land                                      $  81,446           $  76,254
Building and improvements                   475,507             393,728
Tenant and other improvements                33,249              20,536
                                          ------------------------------
                                            590,202             490,518
Less accumulated depreciation               (35,496)            (18,611)
                                          ------------------------------
                                          $ 554,706           $ 471,907
                                          ==============================

Fourteen of our rental properties are encumbered by deeds of trust and assignments of rents and leases associated with the properties (see Note 6). The net book value of these properties as of December 31, 1999 is $239,659,000.

We lease space under noncancelable leases with remaining terms of one to 17 years.

As of December 31, 1999, approximately 79% of our leases (on a square footage basis) require that the lessee pay substantially all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

We capitalize interest to properties under development or renovation during the period the asset is undergoing activities to prepare it for its intended use. Total interest capitalized for the years ended December 31, 1999, 1998 and 1997 was $3,784,000, $2,199,000 and $96,000, respectively. Total interest incurred for the years ended December 31, 1999, 1998 and 1997 was $23,792,000, $16,264,000 and $7,139,000, respectively.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 1999, are as follows (in thousands):


       2000                           $    61,282
       2001                                55,140
       2002                                48,354
       2003                                43,179
       2004                                36,314
       Thereafter                         177,328
                                      ------------
                                      $   421,597
                                      ============

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

5. UNSECURED LINE OF CREDIT

Alexandria has an unsecured line of credit that provides for borrowings of up to $250 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $250 million. As of December 31, 1999, borrowings under the line of credit were limited to approximately $226,000,000, and carried a weighted average interest rate of 7.33%.

The line of credit expires May 31, 2000 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

On February 11, 2000, we amended our unsecured line of credit to provide for borrowings of up to $325 million. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. Financial covenants for our unsecured line of credit, as amended, are substantially similar to those under the original line. The line, as amended, expires February 2003 and provides for an extension (provided there is no default) of an additional one-year period, upon notice by the company and consent of the participating banks.

We enter into interest rate swap agreements to modify the interest characteristics of our outstanding debt. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount").

In September 1998, we entered into an interest rate swap agreement with FleetBoston Financial (the "Bank") to hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million and interest received is calculated at one month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

In October 1999, we entered into an additional interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 6.5% through May 31, 2001 on a notional amount of $50 million and interest received is calculated at one month LIBOR. This agreement has no effect on our September 1998 interest rate swap agreement.

In January 2000, we entered into a third interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 6.5% from February 1, 2000 to March 31, 2000, 6.75% from April 1, 2000 to July 31, 2000, 7.00% from August 1, 2000 to December 29, 2000 and 7.25% from December 30, 2000 to December 31, 2001 on a notional amount of $50 million and interest received is calculated at one month LIBOR. This agreement has no effect on our September 1998 and October 1999 interest rate swap agreements.

With respect to our swap agreements, we are exposed to losses in the event the Bank is unable to perform under the agreements, or in the event one month LIBOR is less than the agreed-upon fixed interest rates. The fair value of the swap agreements outstanding as of December 31, 1999 and changes in their fair value as a result of changes in market interest rates are not recognized in the financial statements. The fair value of our swap agreements outstanding as of December 31, 1999 was approximately $160,000.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. When adopted, Statement 133 will require us to recognize all derivatives on the balance sheet at fair value. Based on the definitions provided in Statement 133, our interest rate swap agreements will be classified as cash flow hedges, with changes in their fair value recorded as an adjustment to comprehensive income, a separate component of shareholders' equity. We believe the implementation of Statement 133 will not have a significant impact on how we report our results of operations.

6. SECURED NOTES PAYABLE

Secured notes payable consists of the following (in thousands):

                                                                                              DECEMBER 31
                                                                                            ---------------
                                                                                         1999              1998
                                                                                     ---------          ---------
8.75% note, due January 2006, with an effective interest rate of
   7.25% (includes unamortized premium of $725), secured by One
   Innovation Drive, Worcester, MA                                                     $ 11,720          $      -
8.68% note, due December 2006, secured by 100/800/801 Capitola Drive,
   Durham, NC                                                                            12,435            12,547
9.125% note, due October 2007, with an effective interest rate of
   7.25% (includes unamortized premium of $2,062 and $2,262 at December
   31, 1999 and 1998, respectively), secured by 620 Memorial Drive,
   Cambridge, MA                                                                         19,842            20,149
7.22% note, due May 2008, secured by 14225 Newbrook Avenue, Chantilly, VA
   and 3000/3018 Western Avenue, Seattle, WA                                             35,995            36,326
8.71% note, due December 2009, secured by 377 Plantation Street, Worcester, MA
   and 6166 Nancy Ridge, San Diego, CA                                                   18,900               -
7.165% note, due January 2014, secured by 1431 Harbor Bay Parkway,
   Alameda, CA                                                                            7,146             8,500
9.00% note, due December 2014, secured by 3535/3565 General Atomics
   Court, San Diego, CA                                                                  17,063            17,578
7.75% note, due May 2016, secured by 1102/1124 Columbia Street, Seattle,
   WA                                                                                    20,148            20,729
9.00% note, due October 2000, secured by 381 Plantation Street,
   Worcester, MA (development project)                                                    2,625                 -
Construction loan at LIBOR plus 1.75%, due October 2001, providing for borrowings of up to $19,000,000, secured by 1201 Clopper Road,
   Gaithersburg, MD (development project)                                                12,638                 -
                                                                                     -----------       ------------
                                                                                       $158,512          $115,829
                                                                                     ===========       ============

All of our secured notes payable, except for the notes secured by 1431 Harbor Bay Parkway, 381 Plantation Street and 1201 Clopper Road, require monthly payments of principal and interest. The note secured by 1431 Harbor Bay Parkway requires monthly payments of interest and semi-annual payments of principal. The notes secured by 381 Plantation Street and 1201 Clopper Road require monthly payments of interest only.

Future principal payments due on secured notes payable as of December 31, 1999, are as follows (in thousands):

          2000                                  $     5,994
          2001                                       16,292
          2002                                        3,951
          2003                                        4,272
          2004                                        3,915
          Thereafter                                121,301
                                               -------------
          Subtotal                                  155,725
          Unamortized premium                         2,787
                                               -------------
                                                $   158,512
                                               =============

As of December 31, 1999, the weighted average interest rate of our short-term debt, including our unsecured line of credit, was 7.37%.

7. ISSUANCE OF COMMON STOCK

In February 1999, we completed a public offering of 1,150,000 shares of common stock (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $28.125 per share, resulting in aggregate proceeds of approximately $29.8 million, net of underwriting discounts and commissions and other offering costs.

In March 1999, we completed a transaction with Health Science Properties Holding Corporation ("Holdings"), a significant stockholder. In connection with the transaction, Holdings delivered to us all of the 1,765,923 restricted shares of our common stock it owned in exchange for (i) the assumption by us of a $3,136,000 obligation of Holdings and (ii) the issuance by us to Holdings of 1,620,580 new shares of our common stock. The new shares issued were not registered under the Securities Act of 1933, as amended; however, we have granted registration rights to the holders of new shares. In connection with the issuance of the new shares, stockholders of Holdings have agreed to certain limitations on transfer of any of the shares of our common stock received by them upon the redemption or liquidation of Holdings, which occurred in March 1999.

8. NON-CASH TRANSACTIONS

As described in Note 7, in March 1999, we repurchased common stock in part in exchange for the assumption of a $3,136,000 obligation. We repaid this obligation with funds borrowed under our line of credit.

In connection with the acquisition of One Innovation Drive in 1999 and 100/800/801 Capitola Drive and 620 Memorial Drive in 1998, we assumed secured notes payable. The following table summarizes these transactions (in thousands):


                                              1999                  1998
                                           ----------            ----------
   Aggregate purchase price (including
      closing and transaction costs)        $  17,294             $  58,581
   Cash paid for the properties                 5,997                25,751
                                           ----------            ----------
   Secured notes payable assumed            $  11,297             $  32,830
                                           ==========            ==========

In 1999 and 1997, we incurred $1,658,000 and $4,161,000, respectively, in non-cash stock compensation expense. The stock compensation expense recorded in 1997 was associated with stock grants and stock options issued to our officers, directors and certain employees in connection with the Offering (see Note 11).

In connection with the Offering in 1997, all previously outstanding shares of Series U preferred stock and Series V preferred stock were converted into shares of common stock. The common stock issued was recorded at the book value of the Series U preferred stock and the Series V preferred stock (an aggregate of $27,061,000).

9. PREFERRED STOCK AND EXCESS STOCK

SERIES A CUMULATIVE REDEEMABLE PREFERRED STOCK

In June 1999, we completed a public offering of 1,543,500 shares of our 9.50% Series A cumulative redeemable preferred stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $36.9 million, net of underwriters' discounts and commissions and other offering costs. The dividends on our Series A preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.375 per share. Our Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 11, 2004, except in order to preserve our status as a REIT. Investors in our Series A preferred stock generally have no voting rights. On or after June 11, 2004, we may, at our option, redeem our Series A preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

PREFERRED STOCK AND EXCESS STOCK AUTHORIZATIONS

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 1,543,500 shares were issued and outstanding as of December 31, 1999. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which was issued and outstanding at December 31, 1999.

10. COMMITMENTS AND CONTINGENCIES

POST-RETIREMENT BENEFIT

In 1997, in connection with the Offering, an officer of Alexandria retired. In connection with the officer's retirement, we agreed to pay a post-retirement benefit equal to $150,000 for each of the first three years following the Offering, and $90,000 per year (plus an annual increase of 2% per year) thereafter for the remainder of the longer of the executive's life and the life of the executive's spouse as of the date of the agreement. In 1997, a post-retirement expense associated with this agreement was recorded for past services equal to $632,000. As of December 31, 1999 and 1998, the accrued liability for post-retirement benefit was $1,184,000 and $1,110,000, respectively. For the years ended December 31, 1999 and 1998, we paid $150,000 in each year under the retirement agreement, of which $58,000 and $77,000, respectively, represented interest.

EMPLOYEE RETIREMENT SAVINGS PLAN

Effective January 1, 1997, we adopted a retirement savings plan pursuant to
Section 401(k) of the Internal Revenue Code ("Code") whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides that we contribute a certain percentage of our employees' salary, which amounted to $185,000, $89,000 and $36,000, respectively, for the years ended December 31, 1999, 1998 and 1997. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

CONCENTRATION OF CREDIT RISK

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 1999, we had 169 leases with a total of 160 tenants, and 27 of our 58 properties were each leased to a single tenant. At December 31, 1999, our three largest tenants accounted for approximately 14.8% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits. As of December 31, 1999, we have $6.2 million in irrevocable letters of credit available from certain tenants as security deposits for 16 leases.

COMMITMENTS

As of December 31, 1999, we were committed under the terms of certain leases to complete the construction of buildings and certain related improvements at a remaining aggregate cost of $33.2 million.

As of December 31, 1999, we were also committed to fund approximately $20.9 million for the construction of tenant improvements under the terms of various leases and for certain investments in limited partnerships.

11. STOCK OPTION PLANS AND STOCK GRANTS

1997 STOCK PLAN

In connection with the Offering, we adopted a stock option and incentive plan (the "1997 Stock Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives, and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December 31, 1999, a total of 352,829 shares were reserved for the granting of future options and share awards under the 1997 Stock Plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. Employee options vest ratably in three annual installments from the date of grant. Non-employee director options are exercisable immediately upon the date of grant. The options outstanding under the 1997 Stock Plan expire at various dates through October 2009.

In addition, the 1997 Stock Plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock which (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. For employees, these shares generally vest over a one-year period and the sale of the shares is restricted prior to the date of vesting. For non-employee directors, these shares are fully vested upon issuance and the sale of the shares is not restricted. During 1999, we awarded 105,800 shares of common stock. These shares were recorded at fair value with a corresponding charge to stockholders' equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the vesting period.

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Although we have elected to follow APB 25, pro forma information regarding net income and net income (loss) per share is required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." This information has been determined as if we had accounted for our stock options under the fair value method under Statement
123. The fair value of the options issued under the 1997 Stock Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998:

                                                                  1999                1998
                                                              -------------------------------
     Risk-free interest rate                                      6.48%              4.66%
     Dividend yield                                               5.66%              5.20%
     Volatility factor of the expected market price               24.6%              24.5%
     Weighted average expected life of the options              5.8 YEARS          5.0 years

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                       FOR THE YEAR ENDED DECEMBER 31
                                                         1999                 1998
                                                 --------------------------------------
Pro forma net income available to common
     stockholders                                 $      19,083       $      18,299
Pro forma net income per common share:
     - Basic                                      $        1.41       $        1.51
     - Diluted                                    $        1.40       $        1.49

A summary of the stock option activity under our 1997 Stock Plan, and related information for the years ended December 31, 1999 and December 31, 1998 follows:

                                                    1999                              1998
                                     ---------------------------------   -------------------------------
                                                            WEIGHTED                          WEIGHTED
                                                            AVERAGE                           AVERAGE
                                          STOCK             EXERCISE         STOCK            EXERCISE
                                         OPTIONS             PRICE          OPTIONS            PRICE
                                     ---------------------------------   -------------------------------
Outstanding-beginning of year            821,500           $   24.49        701,000           $   20.80
Granted                                   70,500               29.56        290,500               31.00
Exercised                                (75,000)              20.11        (57,333)              20.00
Forfeited                                (32,000)              23.98       (112,667)              20.64
                                      --------------------------------   -------------------------------
Outstanding-end of year                  785,000           $   25.37        821,500           $   24.49
                                      ================================   ===============================
Exercisable at end of year               426,003           $   24.36        252,834           $   23.33
                                      ================================   ===============================
Weighted-average fair value of
options granted                                            $   5.28                           $    4.88
                                                        ==============                     =============

Exercise prices for options outstanding as of December 31, 1999 range from $20.00 to $32.94. The weighted average contractual life of options outstanding is 8 years.

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

STOCK GRANTS

In connection with the Offering, we granted our officers, directors and certain employees an aggregate of 152,615 shares of common stock. As a result of the grants, we recorded stock compensation expense of $3,052,000 in 1997.

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

The purchase price we paid for the membership interests ($58,844,000) exceeded the cost incurred by the Acquisition LLC to acquire the properties ($51,871,000). The excess of this purchase price over the cost of the Acquisition LLC to acquire the properties ($6,973,000) is included in non-recurring expenses associated with the Offering in 1997.

13. RELATED PARTY TRANSACTIONS

During 1999, 1998 and 1997, we were reimbursed $166,000, $270,000 and
$21,000, respectively, for payroll, accounting and office space incurred on behalf of Holdings.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of consolidated financial information on a quarterly basis for 1999 and 1998:

                                                                   QUARTER
                                       ---------------------------------------------------------------
                                             FIRST          SECOND           THIRD         FOURTH
                                       ---------------------------------------------------------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
----
Revenues                                $   19,539      $   21,094      $   22,395      $   23,234
Net income available to common
   stockholders                         $    5,298      $    5,613      $    4,933      $    4,173
Net income per common share:
     - Basic                            $     0.41      $     0.41      $     0.36      $     0.30
     - Diluted                          $     0.40      $     0.41      $     0.36      $     0.30


1998
----
Revenues                                $   11,696      $   15,160      $   15,811      $   18,349
Net income                              $    4,635      $    4,724      $    5,117      $    4,927
Net income per share:
     - Basic                            $     0.41      $     0.40      $     0.41      $     0.39
     - Diluted                          $     0.40      $     0.39      $     0.40      $     0.39

15. NON-RECURRING EXPENSES ASSOCIATED WITH INITIAL PUBLIC OFFERING

In June 1997, we incurred the following non-recurring expenses associated with the Offering (in thousands):

      Stock compensation expense (see note 11)                                 $  4,239
      Post-retirement benefit (see note 10)                                         632
      Special bonus                                                                 353
      Acquisition LLC financing costs (see note 12)                               6,973
                                                                            --------------
                                                                               $ 12,197
                                                                            ==============

             Alexandria Real Estate Equities, Inc. and Subsidiaries
                                  Schedule III
         Consolidated Financial Statement Schedule of Rental Properties
                          and Accumulated Depreciation
                                December 31, 1999
                     (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)



                                                          INITIAL COSTS              COSTS
                                                  ---------------------------      CAPITALIZED
                                        SQUARE                  BUILDINGS AND     SUBSEQUENT TO
     PROPERTY NAME                      FOOTAGE       LAND       IMPROVEMENTS      ACQUISITION
------------------------------------------------------------------------------------------------
129/153/161 N. Hill Street              51,980    $     230     $      2,754        $        91
10933 N. Torrey Pines Road             107,753        3,903            5,960              1,052
11099 N. Torrey Pines Road              86,962        2,663           10,649              1,947
3535 General Atomics Court              76,084        2,651           18,046                585
3565 General Atomics Court              43,600        1,227            9,554                  1
11025 Roselle Street                    18,173          463            1,840                765
4757 Nexus Centre Drive                 67,050        2,548           13,638                 --
3550 John Hopkins Court                 55,000        1,683               --              5,287
6166 Nancy Ridge Drive                  29,333          733            2,273              1,836
10505 Roselle Street                    17,603          443            1,699              1,389
3770 Tansy Street                       15,410          650            1,375                752
9363 Towne Centre Drive                 45,030          275            8,621                 10
9373 Towne Centre Drive                 53,688          320           10,070                 67
9393 Towne Centre Drive                 41,794          258            8,170                  9
1311 Harbor Bay Parkway                 27,745          775            1,917                380
1401 Harbor Bay Parkway                 47,777        1,200            3,880                 36
1431 Harbor Bay Parkway                 68,711        1,800            9,731                 87
1201 Harbor Bay Parkway                 61,015        1,507            5,357              2,023
819/863 Mitten Road                    153,584        4,751           12,612                269
2625/2627/263 Hanover Street            32,074           --            6,628                 14
2425 Garcia Avenue &
   2400/2425
   Bayshore Parkway                     98,964           --           21,323                 22
1102/1124 Columbia Street              209,828        6,566           23,528              8,458
3005 First Avenue                       70,647        2,119           11,275              3,135
3000/3018 Western Avenue                47,746        1,432            7,497              1,996
150/154 Technology Parkway              37,080          370            4,191                 26
100 Capitola Drive                      65,114          334            5,795                 74
800/801 Capitola Drive                 119,916          570           11,688                401
5 Triangle Drive                        32,120          161            3,410                 31
1413 Research Boulevard                105,000        2,317            9,611                480
300 Professional Drive                  47,558          871            5,362              1,843
401 Professional Drive                  62,739        1,129            6,940                 20
25/35/45 West Watkins
   Mill Road                           138,938        3,281           14,416                127
1550 East Guide Drive                   44,500          775            4,122                164
1330 Piccard Drive                     131,511        2,800           11,533                197
708 Quince Orchard Road                 49,225        1,267            3,031              5,140
940 Clopper Road                        44,464          900            2,732                484
1401 Research Boulevard                 48,800        1,533            4,391                302




                                             TOTAL COSTS
                                  --------------------------------------
                                            BUILDINGS AND                   ACCUMULATED                            YEAR
    PROPERTY NAME                 LAND      IMPROVEMENTS      TOTAL        DEPRECIATION (1)     ENCUMBRANCES   BUILT/RENOVATED
----------------------------------------------------------------------------------------------------------------------------------
129/153/161 N. Hill Street      $    230   $      2,845    $     3,075      $        6       $        --      1940's/1950's/1960's
10933 N. Torrey Pines Road         3,903          7,012         10,916            1,541               --           1971/1994
11099 N. Torrey Pines Road         2,663         12,596         15,259            2,429               --           1986/1996
3535 General Atomics Court         2,651         18,631         21,283            3,210           11,219           1986/1991
3565 General Atomics Court         1,227          9,555         10,781            1,606            5,844             1991
11025 Roselle Street                 463          2,605          3,068              297               --             1983
4757 Nexus Centre Drive            2,548         13,638         16,186            1,437               --             1989
3550 John Hopkins Court            1,683          5,287          6,970               92               --             1999
6166 Nancy Ridge Drive               733          4,109          4,842              293               --             1997
10505 Roselle Street                 443          3,088          3,531               37               --      late 1970's/1999
3770 Tansy Street                    650          2,127          2,777               17               --           1978/1999
9363 Towne Centre Drive              275          8,631          8,906               77               --             1987
9373 Towne Centre Drive              320         10,137         10,457               88               --             1987
9393 Towne Centre Drive              258          8,179          8,437               72               --             1987
1311 Harbor Bay Parkway              775          2,297          3,072              166               --             1984
1401 Harbor Bay Parkway            1,200          3,916          5,116              319               --           1986/1994
1431 Harbor Bay Parkway            1,800          9,818         11,618              787            7,146           1985/1994
1201 Harbor Bay Parkway            1,507          7,380          8,887              470               --           1983/1999
819/863 Mitten Road                4,751         12,881         17,632              698               --           1962/1997
2625/2627/263 Hanover Street          --          6,642          6,642            1,487               --           1968/1985
2425 Garcia Avenue &
   2400/2425
   Bayshore Parkway                   --         21,345         21,345              775               --             1980
1102/1124 Columbia Street          6,566         31,986         38,552            2,780           20,148           1975/1997
3005 First Avenue                  2,119         14,410         16,529              602               --           1980/1990
3000/3018 Western Avenue           1,432          9,493         10,925              683           35,995           1929/1990
150/154 Technology Parkway           370          4,217          4,587              198               --           1976/1985/1993
100 Capitola Drive                   334          5,869          6,203              360               --             1986
800/801 Capitola Drive               570         12,089         12,659              667           12,435             1985
5 Triangle Drive                     161          3,441          3,602              147               --             1981
1413 Research Boulevard            2,317         10,091         12,408              881               --           1967/1996
300 Professional Drive               871          7,205          8,075              460               --             1989
401 Professional Drive             1,129          6,960          8,089              608               --             1987
25/35/45 West Watkins
   Mill Road                       3,281         14,543         17,824            1,224               --           1989/1997
1550 East Guide Drive                775          4,286          5,061              304               --           1981/1995
1330 Piccard Drive                 2,800         11,730         14,530              794               --           1978/1994
708 Quince Orchard Road            1,267          8,171          9,438            1,028               --           1982/1997
940 Clopper Road                     900          3,216          4,116              243               --             1989
1401 Research Boulevard            1,533          4,693          6,226              294               --             1966

             Alexandria Real Estate Equities, Inc. and Subsidiaries
                             Schedule III (continued)
         Consolidated Financial Statement Schedule of Rental Properties
                          and Accumulated Depreciation
                                December 31, 1999
                     (IN THOUSANDS, EXCEPT SQUARE FOOT DATA)




                                               INITIAL COSTS                 COSTS
                                       ------------------------------      CAPITALIZED
                               SQUARE                  BUILDINGS AND      SUBSEQUENT TO
     PROPERTY NAME            FOOTAGE       LAND       IMPROVEMENTS       ACQUISITION
-----------------------------------------------------------------------------------------
1500 East Gude Drive            45,989          748            3,609            1,058
8000/9000/10000 Virginia
   Manor Road                  191,884           --           13,679               48
10150 Old Columbia Road         75,500        1,510            5,210            1,496
19 Firstfield Road              25,175          376            3,192               44
15020 Shady Grove Road          41,062          840            3,115               32
2001 Aliceanna Street          179,397        1,848            6,120              378
50 West Watkins Mill Road       57,410          859            4,149               63
14225 Newbrook Drive           248,186        4,800           27,639              366
5100/5110 Campus Drive          42,782          654            4,234               62
702 Electronic Drive            40,000          600            3,110            3,060
215 College Road               106,036        1,943            9,764              463
170 Williams Drive              37,000          740            4,506               45
100 Phillips Parkway            74,000        1,840            2,298            3,383
279 Princeton Road              42,600        1,075            1,438            1,858
79/96 Charlestown Navy Yard     24,940           --            6,247               13
280 Pond Street                 24,867          622            3,053               38
60 Westview Street              32,000          960            3,032               31
One Innovation Drive           113,571        2,734           14,567              107
377 Plantation Street           92,711        2,352           14,173              141
620 Memorial Drive              96,500        2,440           37,754               62
                             ------------------------------------------------------------
                             4,046,126    $  81,446     $    456,508      $    52,248
                             ============================================================



                                            TOTAL COSTS
                                  --------------------------------------
                                            BUILDINGS AND                      ACCUMULATED                             YEAR
     PROPERTY NAME               LAND       IMPROVEMENTS        TOTAL         DEPRECIATION (1)     ENCUMBRANCES        BUILT
---------------------------------------------------------------------------------------------------------------------------------
1500 East Gude Drive                748           4,667            5,415            289                 --            1981/1986
8000/9000/10000
   Virginia Manor Road               --          13,727           13,727            759                 --               1990
10150 Old Columbia Road           1,510           6,706            8,216            398                 --             1983/1997
19 Firstfield Road                  376           3,236            3,612            146                 --               1974
15020 Shady Grove Road              840           3,147            3,987            164                 --              1987
2001 Aliceanna Street             1,848           6,498            8,346            255                 --     early 1950's/1995
50 West Watkins Mill Road           859           4,212            5,071            154                 --              1988
14225 Newbrook Drive              4,800          28,005           32,805          1,910                 --              1992
5100/5110 Campus Drive              654           4,296            4,950            210                 --              1989
702 Electronic Drive                600           6,170            6,770            592                 --            1983/1998
215 College Road                  1,943          10,227           12,170            533                 --         1968/1974/1984
170 Williams Drive                  740           4,551            5,291            196                 --            1982/1994
100 Phillips Parkway              1,840           5,681            7,521             --                 --           late 1960's
279 Princeton Road                1,075           3,296            4,371            129                 --              1984
79/96 Charlestown Navy Yard          --           6,260            6,260            328                 --            1880/1991
280 Pond Street                     622           3,091            3,713            146                 --             1960's
60 Westview Street                  960           3,063            4,023            119                 --              1975
One Innovation Drive              2,734          14,674           17,408            360             11,720              1991
377 Plantation Street             2,352          14,314           16,666            503             18,900              1993
620 Memorial Drive                2,440          37,816           40,256          1,128             19,842           1920's/1997
                            ---------------------------------------------------------------------------------
                              $  81,446     $   508,756      $  590,202       $  35,496           $ 143,250
                            =================================================================================


(1) The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 years for land improvements, and the term of the respective lease for tenant improvement.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):


                                                                    RENTAL PROPERTIES
                                                                       DECEMBER 31
                                                       -------------------------------------------
                                                           1999            1998           1997
                                                       ------------    ------------   ------------
Balance at beginning of period                            $ 490,518    $  235,880     $  151,154
Improvements                                                 16,807        21,218          3,566

Acquisition of land, building and improvements               82,877       233,420         81,160
                                                       ------------    ------------   ------------
Balance at end of period                                  $ 590,202    $  490,518     $  235,880
                                                       ============    ============   ============



                                                                ACCUMULATED DEPRECIATION
                                                                       DECEMBER 31
                                                       -------------------------------------------
                                                           1999            1998           1997
                                                       ------------    ------------   ------------
Balance at beginning of period                            $  18,611    $     8,804    $    4,194
Depreciation expense                                         16,885          9,807         4,610
                                                       ------------    ------------   ------------
Balance at end of period                                  $  35,496    $    18,611    $    8,804
                                                       ============    ============   ============
