Form 10-Q
period 2000-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2000-05-15
CIK 1035443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to
                                         ------------   ------------

                         Commission file number 1-12993

                      ALEXANDRIA REAL ESTATE EQUITIES, INC.
             (Exact name of registrant as specified in its charter)

             Maryland                                95-4502084
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

                                Yes  X     No
                                   -----     -----

As of May 11, 2000, 14,293,022 shares of common stock, par value $.01 per
          --        ----------
share, were outstanding.


                                TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS (UNAUDITED)........................................... 3

           Condensed Consolidated Balance Sheets of Alexandria Real Estate
           Equities, Inc. and Subsidiaries as of March 31, 2000 and December
           31, 1999.................................................................... 4

           Condensed Consolidated Income Statements of Alexandria Real
           Estate Equities, Inc. and Subsidiaries for the three months ended
           March 31, 2000 and 1999..................................................... 5

           Condensed Consolidated Statements of Cash Flows of Alexandria
           Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2000 and 1999............................................... 6

           Notes to Condensed Consolidated Financial Statements........................ 7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.......................................................10

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................21

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS...........................................................22

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...................................22
Item 3.    DEFAULTS UPON SENIOR SECURITIES.............................................22
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................22

Item 5.    OTHER INFORMATION...........................................................22
Item 6.    EXHIBITS AND REPORTS ON FORM 8-K............................................22


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                MARCH 31,               DECEMBER 31,
                                                                   2000                     1999
                                                              -----------------------------------------
ASSETS
Rental properties, net                                          $   584,316               $   554,706
Property under development                                           26,156                    44,121
Cash and cash equivalents                                             1,968                     3,446
Tenant security deposits and other restricted cash                    4,844                     4,681
Secured note receivable                                               6,000                     6,000
Tenant receivables                                                    2,889                     3,432
Deferred rent                                                        10,022                     9,014
Other assets                                                         25,080                    17,718
                                                              -------------------------------------------
       Total assets                                             $   661,275               $   643,118
                                                              ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Secured notes payable                                           $   158,874               $   158,512
Unsecured line of credit                                            211,000                   192,000
Accounts payable, accrued expenses and tenant
   security deposits                                                 21,791                    23,349
Dividends payable                                                     6,696                     6,674
                                                              -------------------------------------------
       Total liabilities                                            398,361                   380,535

Stockholders' equity:
   Series A preferred stock                                          38,588                    38,588
   Common stock                                                         138                       137
   Additional paid-in capital                                       224,188                   223,858
   Retained earnings                                                      -                         -
                                                              -------------------------------------------
       Total stockholders' equity                                   262,914                   262,583
                                                              -------------------------------------------

       Total liabilities and stockholders' equity               $   661,275               $   643,118
                                                              ===========================================


SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                    Condensed Consolidated Income Statements
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2000             1999
                                                                               -----------------------------
Revenues:
   Rental                                                                      $    18,655      $    15,748
   Tenant recoveries                                                                 4,758            3,424
   Interest and other income                                                           549              367
                                                                               -----------------------------
                                                                                    23,962           19,539
Expenses:
   Rental operations                                                                 4,974            4,383
   General and administrative                                                        2,093            1,301
   Interest                                                                          5,551            4,963
   Depreciation and amortization                                                     5,607            3,594
                                                                               -----------------------------
                                                                                    18,225           14,241
                                                                               -----------------------------
Net income                                                                     $     5,737      $     5,298
                                                                               =============================

Dividends on preferred stock                                                   $       916      $         -
                                                                               =============================

Net income available to common stockholders                                    $     4,821      $     5,298
                                                                               =============================
Net income per common share

      -Basic                                                                   $      0.35      $      0.41
                                                                               =============================
      -Diluted                                                                 $      0.35      $      0.40
                                                                               =============================
Weighted average shares of common stock outstanding:

      -Basic                                                                    13,780,276       13,025,303
                                                                               =============================
      -Diluted                                                                  13,912,400       13,163,695
                                                                               =============================


SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2000             1999
                                                                               ----------------------------
Net cash provided by operating activities                                        $  1,798       $ 14,003

INVESTING ACTIVITIES
Purchase of rental properties                                                           -         (5,161)
Additions to rental properties                                                     (3,202)        (4,177)
Property development costs                                                        (13,578)        (3,524)
                                                                               ----------------------------
Net cash used in investing activities                                             (16,780)       (12,862)


FINANCING ACTIVITIES
Proceeds from secured notes payable                                                 1,539            624
Net proceeds from issuance of common stock                                              -         29,830
Repurchase of common stock                                                              -         (3,420)
Proceeds from exercise of stock options                                               900             46
Net borrowings (principal reductions) on unsecured line of credit                  19,000        (22,000)
Principal reductions on secured notes payable                                      (1,098)        (1,290)
Dividends paid on common stock                                                     (5,921)        (5,035)
Dividends paid on preferred stock                                                    (916)             -
                                                                               ----------------------------
Net cash provided by (used in) financing activities                                13,504         (1,245)

Net decrease in cash and cash equivalents                                          (1,478)          (104)
Cash and cash equivalents at beginning of period                                    3,446          1,554
                                                                               ----------------------------

Cash and cash equivalents at end of period                                       $  1,968       $  1,450
                                                                               ============================

SEE ACCOMPANYING NOTES.

             Alexandria Real Estate Equities, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, device, contract research and personal care products companies, scientific research institutions, related government agencies and technology enterprises. As of March 31, 2000, our portfolio consisted of 61 properties in nine states with approximately 4.3 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with generally accepted accounting principles and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation.

2.  RENTAL PROPERTIES

Rental properties consist of the following (in thousands):

                                                                      MARCH 31,          DECEMBER 31,
                                                                         2000                1999
                                                                    ----------------------------------
Land                                                                  $  85,448            $  81,446
Buildings and improvements                                              493,483              475,507
Tenant and other improvements                                            46,016               33,249
                                                                    ----------------------------------
                                                                        624,947              590,202
Less accumulated depreciation                                           (40,631)             (35,496)
                                                                    ----------------------------------
                                                                      $ 584,316            $ 554,706
                                                                    ===================================

During the three months ended March 31, 2000, we completed the development of three properties containing approximately 220,000 rentable square feet at an aggregate cost, including land, of approximately $35.0 million.

3.  UNSECURED LINE OF CREDIT

On February 11, 2000, we amended our unsecured line of credit to provide for borrowings of up to $325 million. Prior to the amendment, borrowings under the line of credit were limited to $250 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum market net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $325 million. As of March 31, 2000, borrowings under the line of credit were limited to approximately $253 million, and the borrowings outstanding on the line of credit carried a weighted average interest rate of 7.71%.

The line of credit expires February 2003 and provides for an extension (provided there is no default) of an additional one-year period, upon notice by the company and consent of the participating banks.

4.  STOCKHOLDERS' EQUITY

On March 21, 2000, we declared a cash dividend on our common stock aggregating $5,931,000 ($ 0.43 per share) for the calendar quarter ended March 31, 2000. We paid the dividend on April 14, 2000. On March 21, 2000, we also declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from January 16, 2000 through April 15, 2000. We paid the dividend on April 14, 2000. The portion relating to the period prior to March 31, 2000 ($765,000) has been included in accrued liabilities in the accompanying balance sheet.

5.  NET INCOME PER SHARE

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                                                  THREE MONTHS
                                                                     ENDED           THREE MONTHS ENDED
                                                                 MARCH 31, 2000        MARCH 31, 1999
                                                                ----------------------------------------
Net income available to common stockholders                        $      4,821           $      5,298
                                                                ========================================

Weighted average shares of common stock
      outstanding - basic                                            13,780,276             13,025,303

Add:  dilutive effect of stock options                                  132,124                138,392
                                                                ----------------------------------------
Weighted average shares of common stock
      outstanding - diluted                                          13,912,400             13,163,695
                                                                ========================================
Net income per common share:
   - Basic                                                         $       0.35           $       0.41
                                                                ========================================
   - Diluted                                                       $       0.35           $       0.40
                                                                ========================================

6.  SUBSEQUENT EVENT

On April 13, 2000, we completed the private placement of 500,000 shares of common stock. The shares were issued at a price of $29.39 per share, resulting in aggregate proceeds of approximately $14.2 million, net of offering costs.

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

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 61 properties we owned as of March 31, 2000, four were acquired in 1994, eight in 1996, nine in 1997, 29 in 1998, and six in 1999. In addition, we completed the development of two properties in 1999 (together with the six properties acquired in 1999, the "1999 Properties") and three properties in 2000 (the "2000 Properties"). As a result of our acquisition and development activities, the financial data presented in this report shows significant increases in total revenue and expenses for the 2000 period compared to the 1999 period.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 ("FIRST QUARTER 2000") TO THREE MONTHS ENDED MARCH 31, 1999 ("FIRST QUARTER 1999")

Rental revenue increased by $3.0 million, or 18%, to $18.7 million for First Quarter 2000 compared to $15.7 million for First Quarter 1999. The increase resulted primarily from rental revenue from the 1999 Properties. Rental revenue from the properties acquired before January 1, 1999 (the "First Quarter Same Properties") increased by $419,000, or 2.9%, primarily due to increases in rental rates.

Tenant recoveries increased by $1.4 million, or 39%, to $4.8 million for First Quarter 2000 compared to $3.4 million for First Quarter 1999. A portion of the increase resulted from tenant recoveries from the 1999 Properties. Tenant recoveries for the First Quarter Same Properties increased by $804,000, or 26%, primarily due to increases in recoverable operating expenses and certain recoverable capitalized costs.

Interest and other income increased by $182,000, or 50%, to $549,000 for First Quarter 2000 compared to $367,000 for First Quarter 1999, resulting primarily from a gain on marketable securities of $179,000.

Rental operating expenses increased by $591,000, or 13%, to $5.0 million for First Quarter 2000 compared to $4.4 million for First Quarter 1999. A portion of the increase resulted from rental operating expenses from the 1999 Properties. Operating expenses for the First Quarter Same Properties increased by $262,000, or 6.8%, primarily due to increases in property taxes and utilities expense at certain properties, substantially all of which was recoverable from the tenants at the respective properties.

The following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the First Quarter Same Properties (dollars in thousands):

                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                   --------------------------
                                                        2000            1999          CHANGE
                                                   ------------------------------------------
  GAAP BASIS:
  Revenue                                            $ 19,162        $ 17,953          6.7%
  Rental operating expenses                             4,144           3,882          6.7%
                                                   ------------------------------------------
  Net operating income                               $ 15,018        $ 14,071          6.7%
                                                   ==========================================
  CASH BASIS (1):
  Revenue                                            $ 18,686        $ 17,384          7.5%
  Rental operating expenses                             4,144           3,882          6.7%
                                                   ------------------------------------------
  Net operating income                               $ 14,542        $ 13,502          7.7%
                                                   ==========================================

---------

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $792,000, or 61%, to $2.1 million for First Quarter 2000 compared to $1.3 million for First Quarter 1999. The increase was primarily due to the continued increase in the scope of our operations.

Interest expense increased by $588,000, or 12%, to $5.6 million for First Quarter 2000 compared to $5.0 million for First Quarter 1999. The increase resulted primarily from the indebtedness incurred to acquire the 1999 Properties.

Depreciation and amortization increased by $2.0 million, or 56%, to $5.6 million for First Quarter 2000 compared to $3.6 million for First Quarter 1999. The increase resulted primarily from depreciation associated with the 1999 Properties.

As a result of the foregoing, net income was $5.7 million for First Quarter 2000 compared to $5.3 million for First Quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities for First Quarter 2000 decreased by $12.2 million, to $1.8 million compared to $14.0 million for First Quarter 1999. The decrease resulted primarily from increases in other assets and depreciation expense.

Net cash used in investing activities increased by $3.9 million, to $16.8 million for First Quarter 2000 compared to $12.9 million for First Quarter 1999. The increase was primarily due to a higher level of property development costs incurred during First Quarter 2000 compared to First Quarter 1999.

Net cash provided by financing activities increased by $14.7 million, to $13.5 million provided by financing activities for First Quarter 2000 compared to $1.2 million used in financing activities for First Quarter 1999. Cash provided by financing activities for First Quarter 2000 consisted primarily of net proceeds from our unsecured line of credit, secured debt and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders. Cash used in financing activities for First Quarter 1999 consisted of principal reductions on our unsecured line of credit, net principal reductions on our secured debt and distributions to stockholders, partially offset by net proceeds from the issuance and repurchase of our common stock and exercise of stock options.

COMMITMENTS

As of March 31, 2000, we were committed under the terms of certain leases to complete the construction of buildings and related improvements at a remaining aggregate cost of $40.6 million.

As of March 31, 2000, we were also committed to fund approximately $27.9 million for the construction of tenant improvements under the terms of various leases and for certain investments in limited partnerships.

RESTRICTED CASH

As of March 31, 2000, we had $6.8 million in cash and cash equivalents, including $4.8 million in restricted cash. Restricted cash consists of the following (in thousands):


                                                                                  AMOUNT
                                                                               ------------
         Funds held in trust as additional security required under
              the terms of certain secured notes payable                        $    3,134
         Security deposit funds based on the terms of certain
              lease agreements                                                       1,710
                                                                               ------------
                                                                                $    4,844
                                                                               ============

SECURED DEBT

Secured debt as of March 31, 2000 consists of the following (dollars in thousands):

                                                                        STATED
                                                   BALANCE AT          INTEREST
COLLATERAL                                       MARCH 31, 2000          RATE         MATURITY DATE
----------------------------------------------------------------------------------------------------------
One Innovation Drive,
   Worcester, MA (1)                               $  11,612            8.75%         January 2006

100/800/801 Capitola Drive,
   Durham, NC                                         12,406            8.68%         December 2006

620 Memorial Drive,
   Cambridge, MA (2)                                  19,762            9.125%        October 2007

14225 Newbrook Drive, Chantilly, VA
   and 3000/3018 Western Avenue,
   Seattle, WA                                        35,907            7.22%         May 2008

377 Plantation Street, Worcester, MA
   and 6166 Nancy Ridge Road,
   San Diego, CA                                      18,871            8.71%         December 2009

1431 Harbor Bay Parkway,
   Alameda, CA                                         6,592            7.165%        January 2014

3535/3565 General Atomics
   Court, San Diego, CA                               16,926            9.00%         December 2014

1102/1124 Columbia Street,
   Seattle, WA                                        19,996            7.75%         May 2016

381 Plantation Street,
   (development project)
   Worcester, MA                                       2,625            9.00%         October 2000

1201 Clopper Road,
   Gaithersburg, MD                                   14,177        LIBOR + 1.75%     October 2001
                                                  -----------
                                                   $ 158,874
                                                  ===========

(1) The balance shown includes an unamortized premium of $697,000. The effective rate of the loan is 7.25%.
(2) The balance shown includes an unamortized premium of $2,011,000.
    The effective rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt as of December 31, 1999 (in thousands):


             YEAR                     AMOUNT
----------------------------------------------------
             2000                      $    4,896
             2001                          17,831
             2002                           3,951
             2003                           4,272
             2004                           3,915
          Thereafter                      121,301
                                      ------------
           Subtotal                       156,166
      Unamortized premium                   2,708
                                      ------------
                                       $  158,874
                                      ============

UNSECURED LINE OF CREDIT

On February 11, 2000, we amended our unsecured line of credit to provide for borrowings of up to $325 million. Prior to the amendment, borrowings under the line of credit were limited to $250 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $325 million. As of March 31, 2000, borrowings under the line of credit were limited to approximately $253 million, and the borrowings outstanding on the line of credit carried a weighted average interest rate of 7.71%.

The line of credit expires February 2003 and provides for an extension (provided there is no default) of an additional one-year period, upon notice by the company and consent of the participating banks.

In September 1998, we entered into an interest rate swap agreement with FleetBoston Financial (the "Bank") to hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 5.43% through May 31, 2000 on a notional amount of $50 million, and interest received is calculated at one month LIBOR. The net difference between the interest paid and the interest received under such agreements is reflected in our financial statements as an adjustment to interest expense.

In October 1999, we entered into an additional interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 6.5% through May 31, 2001 on a notional amount of $50 million and interest received is calculated at one month LIBOR.

In January 2000, we entered into a third interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 6.5% from February 1, 2000 to March 31, 2000, 6.75% from April 1, 2000 to July 31, 2000, 7.00% from August 1, 2000 to December 29, 2000 and 7.25% from December 30, 2000 to December 31, 2001 in each case on a notional amount of $50 million, and interest received is calculated at one month LIBOR.

In April 2000, we entered into a fourth swap agreement with Merrill Lynch Capital Services, Inc. Interest paid will be calculated at a fixed interest rate of 6.995% through January 2, 2003 on a notional amount of $50 million and interest received will be calculated at one month LIBOR.

With respect to our swap agreements, we are exposed to losses in the event the Bank or Merrill Lynch are unable to perform under the agreements, or in the event one month LIBOR is less than the agreed-upon fixed interest rates. The fair value of the swap agreements outstanding as of March 31, 2000 and changes in their fair value as a result of changes in market interest rates are not recognized in our financial statements.

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

We expect to meet certain long-term liquidity requirements, for purposes such as property acquisitions, property development activities, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness, including borrowings under our line of credit, and the issuance of additional debt and/or equity securities.

INFLATION

Approximately 80% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 88% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

FUNDS FROM OPERATIONS

We believe that funds from operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its October 1999 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because a portion of FFO is needed for capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents our FFO for the three months ended March 31, 2000 and 1999 (in thousands):

                                                  THREE MONTHS ENDED          THREE MONTHS ENDED
                                                    MARCH 31, 2000              MARCH 31, 1999
                                                 ------------------------------------------------
Net income                                           $   5,737                     $   5,298
Add:
  Depreciation and amortization                          5,607                         3,594
Subtract:
  Dividends on preferred stock                            (916)                            -
                                                    -----------                   -----------
FFO                                                  $  10,428                     $   8,892
                                                    ===========                   ===========


PROPERTY AND LEASE INFORMATION

The following table is a summary of our property portfolio as of March 31, 2000 (dollars in thousands):

                                            NUMBER OF    RENTABLE SQUARE  ANNUALIZED BASE     OCCUPANCY
                                            PROPERTIES         FEET             RENT          PERCENTAGE
                                            ------------------------------------------------------------
REGION:
Suburban Washington D.C.                        18            1,630,328    $     24,045         96.4% (1)
California - San Diego                           9              469,192          11,634         97.4%
California - San Francisco Bay                   7              457,796           9,405         91.5% (1)
Southeast                                        4              254,230           3,749          100%
New Jersey/Suburban Philadelphia                 5              268,418           4,189         98.6%
Eastern Massachusetts                            7              476,834          12,011         90.6%
Washington - Seattle                             3              328,221           9,350         96.0%
                                            ------------------------------------------------------------

Subtotal                                        53            3,885,019          74,383         95.6%
Renovation/Repositioning Properties              8              381,265           1,462         10.6%
                                            ------------------------------------------------------------

Total                                           61            4,266,284    $     75,845         88.0%
                                            ============================================================

---------

(1) All, or substantially all, of the vacant space is office or warehouse space.

The following table shows certain information with respect to the lease expirations of our properties as of March 31, 2000:

                                       SQUARE         PERCENTAGE OF     ANNUALIZED BASE
            YEAR OF     NUMBER OF    FOOTAGE OF         AGGREGATE       RENT OF EXPIRING
             LEASE      EXPIRING      EXPIRING       PORTFOLIO LEASE   LEASES (PER SQUARE
           EXPIRATION    LEASES        LEASES         SQUARE FOOT           FOOT)
        ----------------------------------------------------------------------------------------
              2000(1)      47          442,139         11.8%             $ 18.22
              2001         27          371,446         9.9%              $ 20.03
              2002         23          400,887         10.7%             $ 17.68
              2003         17          367,030         9.8%              $ 16.51
              2004         18          390,152         10.4%             $ 19.52
           Thereafter      36        1,773,378         51.4%             $ 19.50

---------

     (1) Represents leases expiring between April 1, 2000 and December 31,
2000.

The following table is a summary of our lease activity for the three months ended March 31, 2000 computed on a GAAP Basis and on a Cash Basis:

                                                                                          RENTAL         TI'S/LEASE      AVERAGE
                                    NUMBER     SQUARE         EXPIRING         NEW         RATE         COMMISSIONS       LEASE
                                  OF LEASES    FOOTAGE          RATE           RATE      INCREASE         PER FOOT         TERM
                                ---------------------------------------------------------------------------------------------------
LEASE ACTIVITY - EXPIRED LEASES

   Lease Expirations
       Cash Rent                       28      249,239         $ 27.36           -           -                -             -
       GAAP Rent                       28      249,239         $ 30.67           -           -                -             -

   Renewed / Released Space
       Cash Rent                        8      110,028         $ 28.63        $ 30.08        5.1%          $ 20.79       6.2 Years
       GAAP Rent                        8      110,028         $ 28.65        $ 32.16       12.3%          $ 20.79       6.2 Years

   Month-to-Month Leases
       Cash Rent                       15       46,011         $ 10.84        $ 10.84        0.0%             -             -
       GAAP Rent                       15       46,011         $ 10.67        $ 10.84        1.6%             -             -

   Total Leasing
       Cash Rent                       23      156,039         $ 23.38        $ 24.41        4.4%             -             -
       GAAP Rent                       23      156,039         $ 23.35        $ 25.88       10.8%             -             -

VACANT SPACE LEASED
       Cash Rent                        1       13,900            -           $ 16.51        -              $ 0.0       10.0 Years
       GAAP Rent                        1       13,900            -           $ 18.76        -              $ 0.0       10.0 Years

ALL LEASE ACTIVITY
       Cash Rent                       24      169,939            -           $ 23.76        -                -             -
       GAAP Rent                       24      169,939            -           $ 25.29        -                -             -


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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreements, the current effects of interest rate changes are reduced. Based on interest rates at, and our swap agreements in effect on March 31, 2000, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $610,000. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $610,000. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $7.6 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $8.7 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2000. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

If we were to include the impact of our new interest rate swap agreement effective April 2000 under the same conditions set forth above, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $110,000. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $110,000. A 1% increase in interest rates on our secured debt and our interest rate swap agreements would decrease their fair value by approximately $7.1 million. A 1% decrease in interest rates on our secured debt and our interest rate swap agreements would increase their fair value by approximately $8.2 million.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To our knowledge, no litigation is pending against us, other than routine actions and administrative proceedings, none of which, in the aggregate, are expected to have a material adverse effect on our financial condition, results of operations or cash flows, and substantially all of which are expected to be covered by liability insurance.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.15 Employment Agreement between Alexandria Real Estate Equities, Inc. and Laurie Allen, dated January 5, 2000

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27.1   Financial Data Schedule

(b) Reports on Form 8-K.

On February 10, 2000, we filed a Current Report on Form 8-K to report the adoption of our Shareholder Rights Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.


                             ALEXANDRIA REAL ESTATE EQUITIES, INC.



                             /s/ Joel S. Marcus
                             --------------------------------------------------
                             Joel S. Marcus
                             Chief Executive Officer
                             (Principal Executive Officer)

                             /s/ Peter J. Nelson
                             --------------------------------------------------
                             Peter J. Nelson
                             Chief Financial Officer and Treasurer
                             (Principal Financial and Accounting Officer)