Form 10-Q
period 2000-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2000-08-11
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-4502084
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

135 North Los Robles Avenue, Suite 250
Pasadena, California   91101
(Address of principal executive offices including zip code)

(626) 578-0777
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of August 9, 2000, 14,396,522 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of June 30, 2000 and December 31, 1999	3

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and six months ended June 30, 2000 and 1999.	4

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II. Other Information

Item 1. legal Proceedings	24

Item 2: Changes in Securities and Use of Proceeds	24

Item 3: Defaults Upon Senior Securities	24

Item 4: Submission of Matters to a Vote of Security Holders	24

Item 5: Other Information	25

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           June 30,    December 31,
                                                             2000          1999
                                                         ------------  ------------
Assets

Rental properties, net                                      $609,613      $554,706
Property under development                                    33,485        44,121
Cash and cash equivalents                                        733         3,446
Tenant security deposits and other restricted cash             5,836         4,681
Secured note receivable                                        6,000         6,000
Tenant receivables                                             2,523         3,432
Deferred rent                                                 11,733         9,014
Other assets                                                  29,703        17,718
                                                         ------------  ------------
       Total assets                                         $699,626      $643,118
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $171,658      $158,512
Unsecured line of credit                                     220,000       192,000
Accounts payable, accrued expenses and tenant
   security deposits                                          21,471        23,349
Dividends payable                                              6,954         6,674
                                                         ------------  ------------
       Total liabilities                                     420,083       380,535
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Common stock                                                  144           137
   Additional paid-in capital                                240,811       223,858
   Retained earnings                                              -             -
                                                         ------------  ------------
       Total stockholders' equity                            279,543       262,583
                                                         ------------  ------------
       Total liabilities and stockholders' equity           $699,626      $643,118
                                                         ============  ============

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------- -----------------------
                                     2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Revenues:
  Rental                            $19,657     $16,750     $38,312     $32,498
  Tenant recoveries                   4,700       3,958       9,458       7,382
  Interest and other income             553         386       1,102         753
                                 ----------- ----------- ----------- -----------
                                     24,910      21,094      48,872      40,633
Expenses:
  Rental operations                   4,827       4,736       9,801       9,119
  General and administrative          2,104       1,692       4,197       2,993
  Interest                            5,968       4,850      11,519       9,813
  Depreciation and amortization       5,670       3,999      11,277       7,593
                                 ----------- ----------- ----------- -----------
                                     18,569      15,277      36,794      29,518
                                 ----------- ----------- ----------- -----------
Net income                            6,341       5,817      12,078      11,115

Dividends on preferred stock            916         204       1,832         204
                                 ----------- ----------- ----------- -----------
Net income available to
  common stockholders                $5,425      $5,613     $10,246     $10,911
                                 =========== =========== =========== ===========
Net income per common share:
      -Basic                          $0.38       $0.41       $0.73       $0.82
                                 =========== =========== =========== ===========
      -Diluted                        $0.38       $0.41       $0.72       $0.81
                                 =========== =========== =========== ===========

Weighted average shares of
 common stock outstanding:
      -Basic                     14,272,509  13,604,031  14,026,392  13,316,266
                                 =========== =========== =========== ===========
      -Diluted                   14,450,365  13,756,007  14,180,064  13,461,689
                                 =========== =========== =========== ===========

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                          Six Months Ended
                                                          June 30,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------

Net cash provided by operating activities                    $6,477     $21,195
                                                          ----------  ----------
Investing Activities                                              0           0
Purchase of rental properties                               (22,538)    (11,789)
Additions to rental properties                              (11,205)     (7,581)
Property development costs                                  (20,907)     (7,815)
                                                          ----------  ----------
Net cash used in investing activities                       (54,650)    (27,185)
                                                          ----------  ----------
Financing Activities                                              0           0
Proceeds from secured notes payable                          14,941       1,968
Net proceeds from issuance of preferred stock                   -        36,888
Net proceeds from issuance of common stock                   14,170      29,830
Repurchase of common stock                                      -        (3,452)
Proceeds from exercise of stock options                       3,666         306
Net borrowings on unsecured line of credit                   28,000     (46,000)
Principal reductions of secured notes payable                (1,632)     (1,766)
Dividends paid on common stock                              (11,853)    (10,475)
Dividends paid on preferred stock                            (1,832)         -
                                                          ----------  ----------
Net cash provided by financing activities                    45,460       7,299
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents         (2,713)      1,309
Cash and cash equivalents at beginning of period              3,446       1,554
                                                          ----------  ----------
Cash and cash equivalents at end of period                     $733      $2,863
                                                          ==========  ==========

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, device, contract research and personal care products companies, scientific research institutions, related government agencies and technology enterprises. As of June 30, 2000, our portfolio consisted of 65 properties in nine states with approximately 4.4 million rentable square feet.

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

2. Rental Properties

Rental properties consist of the following (in thousands):

                                    June 30,   December 31,
                                      2000        1999
                                   -----------------------

Land                                  $91,649     $81,446
Buildings and improvements            512,303     475,507
Tenant and other improvements          51,536      33,249
                                   ----------- -----------
                                      655,488     590,202
Less accumulated depreciation         (45,875)    (35,496)
                                   ----------- -----------
                                     $609,613    $554,706
                                   =========== ===========

During the three months ended June 30, 2000, we acquired four properties containing approximately 181,000 rentable square feet from unrelated third parties for an aggregate purchase price (including closing and transaction costs) of approximately $22.5 million.

3. Unsecured Line of Credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $325 million. As of June 30, 2000, borrowings under the line of credit were limited to approximately $275 million, and the borrowings outstanding on the line of credit carried a weighted average interest rate of 8.24%.

The line of credit expires February 2003 and provides for an extension (provided there is no default) of an additional one-year period, upon notice by the company and consent of the participating banks.

4. Stockholders' Equity

On April 13, 2000, we sold 500,000 shares of common stock to a state pension fund. The shares were issued at a price of $29.39 per share, resulting in aggregate proceeds of approximately $14.2 million, net of offering costs.

4. Stockholders' Equity (continued)

On June 16, 2000, we declared a cash dividend on our common stock aggregating $6,188,000 ($ 0.43 per share) for the calendar quarter ended June 30, 2000. We paid the dividend on July 14, 2000. On June 16, 2000, we also declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from April 16, 2000 through July 15, 2000. We paid the dividend on July 14, 2000. The portion relating to the period prior to June 30, 2000 ($765,000) has been included in accrued liabilities in the accompanying balance sheet.

5. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                      ----------------------- -----------------------
                                         2000        1999        2000        1999
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                            $5,425      $5,613     $10,246     $10,911
                                      ======================= =========== ===========

Weighted average shares of
  common stock outstanding - basic    14,272,509  13,604,031  14,026,392  13,316,266
Add:  dilutive effect of
  stock options                          177,856     151,976     153,672     145,423
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  14,450,365  13,756,007  14,180,064  13,461,689
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.38       $0.41       $0.73       $0.82
                                      =========== =========== =========== ===========
  - Diluted                                $0.38       $0.41       $0.72       $0.81
                                      =========== =========== =========== ===========

6. Non-Cash Transaction

We assumed a $10.0 million secured note payable in connection with the acquisition of 20/22 Firstfield Road and 1300 Quince Orchard Road. The total purchase price for the properties, including closing and transaction costs, was approximately $18.3 million. The cash paid for the properties was approximately $8.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. Our actual results, business plans or industry results may be materially different from any future results or business plans expressed or implied by such forward-looking statements as a result of many factors, including, but not limited to, those described under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 1999. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this or any other document. Readers of this Form 10-Q should also read our other publicly filed documents for further discussion regarding such factors. As used in this Form 10-Q, "we," "our," "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

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

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 65 properties we owned as of June 30, 2000, four were acquired in 1994, eight in 1996, nine in 1997, 29 in 1998, six in 1999 and four in 2000. In addition, we completed the development of two properties in 1999 (together with the six properties acquired in 1999, the "1999 Properties") and three properties in 2000 (together with the four properties acquired in 2000, the "2000 Properties"). As a result of our acquisition and development activities, the financial data presented in this report shows significant increases in total revenue and expenses for the 2000 period compared to the 1999 period.

Results of Operations

Comparison of Three Months Ended June 30, 2000 ("Second Quarter 2000") to Three Months Ended June 30, 1999 ("Second Quarter 1999")

Rental revenue increased by $3.0 million, or 17%, to $19.7 million for Second Quarter 2000 compared to $16.7 million for Second Quarter 1999. The increase resulted primarily from rental revenue from the 1999 Properties acquired after April 1, 1999 and the 2000 Properties. Rental revenue from the properties acquired before April 1, 1999 (the "Second Quarter Same Properties") increased by $489,000, or 3.2%, primarily due to increases in rental rates.

Tenant recoveries increased by $742,000, or 19%, to $4.7 million for Second Quarter 2000 compared to $4.0 million for Second Quarter 1999. The increase resulted primarily from tenant recoveries from the 1999 Properties acquired after April 1, 1999 and the 2000 Properties. Tenant recoveries for the Second Quarter Same Properties increased by $209,000, or 5.5%, primarily due to increases in certain recoverable operating expenses and capitalized costs at certain properties.

Interest and other income increased by $167,000, or 43%, to $553,000 for Second Quarter 2000 compared to $386,000 for Second Quarter 1999, resulting primarily from $110,000 in fees associated with our project management of tenant improvements at one of our properties and an increase in interest income of $37,000.

Rental operating expenses increased by $91,000, or 2%, to $4.8 million for Second Quarter 2000 compared to $4.7 million for Second Quarter 1999. The increase resulted primarily from rental operating expenses from the 1999 Properties acquired after April 1, 1999 and the 2000 Properties. Operating expenses for the Second Quarter Same Properties decreased by $272,000, or 6.0%, primarily due to third party management fees that are no longer incurred at certain properties and a decrease in utility expense at certain properties.

The following is a comparison of property operating data computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Second Quarter Same Properties (dollars in thousands):

                               For the Three Months
                                  Ended June 30,
                               -----------------------
                                  2000        1999      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $20,191     $19,409       4.0%
Rental operating expenses           4,237       4,509      -6.0%
                               ----------- ----------- ---------
Net operating income              $15,954     $14,900       7.1%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $19,719     $18,799       4.9%
Rental operating expenses           4,237       4,509      -6.0%
                               ----------- ----------- ---------
Net operating income              $15,482     $14,290       8.3%
                               =========== =========== =========

_________
  Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $412,000, or 24%, to $2.1 million for Second Quarter 2000 compared to $1.7 million for Second Quarter 1999. The increase was primarily due to the continued increase in the scope of our operations.

Interest expense increased by $1.1 million, or 23%, to $6.0 million for Second Quarter 2000 compared to $4.9 million for Second Quarter 1999. The increase resulted primarily from the indebtedness incurred to acquire the 1999 Properties acquired after April 1, 1999 and the 2000 Properties. We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see "Liquidity and Capital Resources - Unsecured Line of Credit"). The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) increased from 7.09% as of June 30, 1999 to 8.11% as of June 30, 2000.

Depreciation and amortization increased by $1.7 million, or 42%, to $5.7 million for Second Quarter 2000 compared to $4.0 million for Second Quarter 1999. The increase resulted primarily from depreciation associated with the 1999 Properties acquired after April 1, 1999 and the 2000 Properties.

As a result of the foregoing, net income was $6.3 million for Second Quarter 2000 compared to $5.8 million for Second Quarter 1999.

Comparison of Six Months Ended June 30, 2000 ("Six Months 2000") to Six Months Ended June 30, 1999 ("Six Months 1999")

Rental revenue increased by approximately $5.8 million, or 18%, to $38.3 million for Six Months 2000 compared to $32.5 million for Six Months 1999. The increase resulted primarily from rental revenue from the 1999 Properties and the 2000 Properties. Rental revenue from the Properties acquired before January 1, 1999 (the "Six Months Same Properties") increased by $877,000, or 3.1%, primarily due to increases in rental rates.

Tenant recoveries increased by approximately $2.1 million, or 28%, to $9.5 million for Six Months 2000 compared to $7.4 million for Six Months 1999. The increase resulted primarily from tenant recoveries from the 1999 Properties and the 2000 Properties. Tenant recoveries from the Six Months Same Properties increased by $958,000, or 14.7%, primarily due to increases in certain recoverable operating expenses and capitalized costs at certain properties.

Interest and other income increased by $349,000, or 46%, to $1.1 million for Six Months 2000 compared to $753,000 for Six Months 1999, resulting primarily from a non-recurring gain on marketable securities of $179,000 in March 2000 and $110,000 in fees associated with our project management of tenant improvements at one of our properties.

Rental operating expenses increased by approximately $682,000, or 7%, to $9.8 million for Six Months 2000 compared to $9.1 million for Six Months 1999. The increase resulted primarily from the 1999 Properties and the 2000 Properties. Operating expenses for the Six Months Same Properties decreased by $117,000, or 1.4%, primarily due to third party management fees that are no longer incurred at certain properties.

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Six Months Same Properties (dollars in thousands):

                                For the Six Months
                                  Ended June 30,
                               -----------------------
                                  2000        1999      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $37,954     $36,054       5.3%
Rental operating expenses           8,007       8,124      -1.4%
                               ----------- ----------- ---------
Net operating income              $29,947     $27,930       7.2%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $37,030     $34,907       6.1%
Rental operating expenses           8,007       8,124      -1.4%
                               ----------- ----------- ---------
Net operating income              $29,023     $26,783       8.4%
                               =========== =========== =========

_________

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments

General and administrative expenses increased by approximately $1.2 million, or 40%, to $4.2 million for Six Months 2000 compared to $3.0 million for Six Months 1999. The increase was primarily due to the continued increase in the scope of our operations.

Interest expense increased by approximately $1.7 million, or 17%, to $11.5 million for Six Months 2000 compared to $9.8 million for Six Months 1999. The increase resulted primarily from the indebtedness incurred to acquire the 1999 Properties and the 2000 Properties. We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see "Liquidity and Capital Resources - Unsecured Line of Credit"). The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) increased from 7.09% as of June 30, 1999 to 8.11% as of June 30, 2000.

Depreciation and amortization increased by approximately $3.7 million, or 49%, to $11.3 million for Six Months 2000 compared to $7.6 million for Six Months 1999. The increase resulted primarily from depreciation associated with the 1999 Properties and the 2000 Properties.

As a result of the foregoing, net income was $12.1 million for Six Months 2000 compared to $11.1 million for Six Months 1999.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for Six Months 2000 decreased by $14.7 million, to $6.5 million compared to $21.2 million for Second Quarter 1999. The decrease resulted primarily from increases in other assets. The increase in other assets is due to increases in loan costs from the renewal of our unsecured line of credit in February 2000 and increases in certain investments.

Net cash used in investing activities increased by $27.5 million, to $54.7 million for Six Months 2000 compared to $27.2 million for Six Months 1999. The increase was primarily due to a higher level of property development costs incurred and property acquisitions made during Six Months 2000 compared to Six Months 1999.

Net cash provided by financing activities increased by $38.2 million, to $45.5 million for Six Months 2000 compared to $7.3 million for Six Months 1999. Cash provided by financing activities for Six Months 2000 consisted primarily of net proceeds from our unsecured line of credit, secured debt, issuance of common stock and exercise of stock options, partially offset by principal reductions of our secured debt and distributions to stockholders. Cash provided by financing activities for Six Months 1999 consisted of net proceeds from the issuance and repurchase of our common stock, issuance of preferred stock, exercise of stock options and secured debt, partially offset by principal reductions on our unsecured line of credit, principal reductions of our secured debt and distributions to stockholders.

Commitments

As of June 30, 2000, we were committed under the terms of certain leases to complete the construction of buildings and related improvements at a remaining aggregate cost of $38.4 million.

As of June 30, 2000, we were also committed to fund approximately $28.5 million for the construction of tenant improvements under the terms of various leases and for certain investments in limited partnerships.

Restricted Cash

As of June 30, 2000, we had $6.6 million in cash and cash equivalents, including $5.8 million in restricted cash. Restricted cash consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $4,133
Security deposit funds based on the terms of certain
     lease agreements                                            1,703
                                                              ---------
                                                                $5,836
                                                              =========

Secured Debt

Secured debt as of June 30, 2000 consists of the following (dollars in thousands):

                                         Balance at     Stated
                                          June 30,     Interest
              Collateral                    2000         Rate       Maturity Date
--------------------------------------- ------------ ------------   --------------

One Innovation Drive,
   Worcester, MA (1)                        $11,502         8.75%   January 2006
100/800/801 Capitola Drive,
   Durham, NC                                12,386         8.68%   December 2006
20/22 Firstfield Road, Gaithersburg, MD
   and 1300 Quince Orchard Road,
   Gaithersburg, MD                          10,040         8.25%   August 2007
620 Memorial Drive,
   Cambridge, MA (2)                         19,681        9.125%   October 2007
14225 Newbrook Drive, Chantilly, VA
   and 3000/3018 Western Avenue,
   Seattle, WA                               35,824         7.22%   May 2008
377 Plantation Street, Worcester, MA
   and 6166 Nancy Ridge Road,
   San Diego, CA                             18,842         8.71%   December 2009
1431 Harbor Bay Parkway,
   Alameda, CA                                6,592        7.165%   January 2014
3535/3565 General Atomics Court,
   San Diego, CA                             16,787         9.00%   December 2014
1102/1124 Columbia Street,
   Seattle, WA                               19,840         7.75%   May 2016
381 Plantation Street,
   (development project)
   Worcester, MA                              2,625         9.00%   October 2000
1201 Clopper Road,
   Gaithersburg, MD                          17,539  LIBOR + 1.75%  October 2001
                                        ------------
                                           $171,658
                                        ============

(1) The balance shown includes an unamortized premium of $669,000. The effective rate of the loan is 7.25%.

(2) The balance shown includes an unamortized premium of $1,955,000. The effective rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt as of June 30, 2000 (in thousands):

             Year            Amount
    -------------------------------------------

             2000              $4,411
             2001              21,301
             2002               4,076
             2003               4,419
             2004               4,086
          Thereafter          130,741
                           -----------
           Subtotal           169,034
     Unamortized Premium        2,624
                           -----------
                             $171,658
                           ===========

Unsecured line of credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $325 million. As of June 30, 2000, borrowings under the line of credit were limited to approximately $275 million, and the borrowings outstanding on the line of credit carried a weighted average interest rate of 8.24%.

The line of credit expires February 2003 and provides for an extension (provided there is no default) of an additional one-year period, upon notice by the company and consent of the participating banks.

In October 1999, we entered into an interest rate swap agreement with FleetBoston Financial (the "Bank") to hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 6.5% through May 31, 2001 on a notional amount of $50 million, and interest received is calculated at one-month LIBOR. The net difference between the interest paid and the interest received under such agreements is reflected in our financial statements as an adjustment to interest expense.

In January 2000, we entered into an additional interest rate swap agreement with the Bank to further hedge our exposure to variable interest rates associated with our line of credit. Interest paid is calculated at a fixed interest rate of 6.5% from February 1, 2000 to March 31, 2000, 6.75% from April 1, 2000 to July 31, 2000, 7.00% from August 1, 2000 to December 29, 2000 and 7.25% from December 30, 2000 to December 31, 2001, in each case on a notional amount of $50 million, and interest received is calculated at one-month LIBOR.

In April 2000, we entered into a third swap agreement with Merrill Lynch Capital Services, Inc. Interest paid will be calculated at a fixed interest rate of 6.995% through January 2, 2003 on a notional amount of $50 million and interest received will be calculated at one-month LIBOR.

In July 2000, we entered into a fourth swap agreement with the Bank. Interest paid will be calculated at a fixed interest rate of 7.07% commencing May 31, 2001 through May 31, 2003 on a notional amount of $50 million and interest received will be calculated at one-month LIBOR.

With respect to our swap agreements, we are exposed to losses in the event the Bank or Merrill Lynch are unable to perform under the agreements, or in the event one month LIBOR is less than the agreed-upon fixed interest rates. The fair value of the swap agreements outstanding as of June 30, 2000 and changes in their fair value as a result of changes in market interest rates are not recognized in our financial statements.

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

Inflation

Approximately 81% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases therein. In addition, approximately 91% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

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

The following tables present our FFO for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                         For the Three Months
                                          Ended June 30,
                                         ---------------------
                                            2000       1999
                                         ---------- ----------

Net income                                  $6,341     $5,817
Add:
  Depreciation and amortization              5,670      3,999
Subtract:
  Dividends on preferred stock                (916)      (204)
                                         ---------- ----------
FFO                                        $11,095     $9,612
                                         ========== ==========

                                         For the Six Months
                                          Ended June 30,
                                         ---------------------
                                            2000       1999
                                         ---------- ----------

Net income                                 $12,078    $11,115
Add:
  Depreciation and amortization             11,277      7,593
Subtract:
  Dividends on preferred stock              (1,832)      (204)
                                         ---------- ----------
FFO                                        $21,523    $18,504
                                         ========== ==========

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2000 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------
Region:
Suburban Washington D.C.                         17   1,602,617     $23,784        95.1% (1)
California - San Diego                           12     633,739      16,452       100.0%
California - San Francisco Bay                    6     399,424       8,700        94.7% (1)
Southeast                                         4     254,230       3,749       100.0%
New Jersey/Suburban Philadelphia                  5     268,418       4,233        98.6%
Eastern Massachusetts                             6     384,925      10,333        99.4%
Washington - Seattle                              3     328,251       9,309        99.8%
                                         ----------- ----------- ----------- -----------
Subtotal                                         53   3,871,604      76,560        97.2%
Renovation/Repositioning Properties              12     574,713       5,650        38.0%
                                         ----------- ----------- ----------- -----------
Total                                            65   4,446,317     $82,210        89.6%
                                         =========== =========== =========== ===========

(1) All, or substantially all, of the vacant space is office or warehouse space.

________

  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations of our properties as of June 30, 2000:

                         Square   Percentage of  Annualized Base
Year of     Number of  Footage of   Aggregate    Rent of Expiring
  Lease      Expiring   Expiring  Portfolio Lease  Leases (per
Expiration    Leases     Leases    Square Foot     square foot)
---------   ---------- ---------- -------------- ----------------

  2000   (1)       33    178,460            4.5%          $16.75
  2001             30    403,989           10.1%          $20.64
  2002             22    436,999           11.0%          $17.59
  2003             20    425,285           10.7%          $19.43
  2004             18    395,592           10.3%          $19.27
Thereafter         47  2,142,793           53.4%          $22.08

_________

(1) Represents leases expiring between July 1, 2000 and December 31, 2000.

The following table is a summary of our lease activity for the three months ended June 30, 2000 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    per foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          25   251,410   $18.09      --        --          --         --
    GAAP Rent                          25   251,410   $17.39      --        --          --         --
Renewed / Released Space
    Cash Rent                           6   144,788   $22.89    $23.55     2.9%       $0.14      4.0 Years
    GAAP Rent                           6   144,788   $21.73    $24.65     13.4%      $0.14      4.0 Years
Month-to-Month Leases
    Cash Rent                          15    28,048   $10.97    $11.09     1.1%         --         --
    GAAP Rent                          15    28,048   $10.69    $11.09     3.7%         --         --
Total Leasing
    Cash Rent                          21   172,836   $20.95    $21.53     2.8%         --         --
    GAAP Rent                          21   172,836   $19.94    $22.45     12.6%        --         --
Vacant Space Leased
    Cash Rent                          13   284,397     --      $23.48      --        $14.6     7.4 Years
    GAAP Rent                          13   284,397     --      $25.42      --        $14.6     7.4 Years
All Lease Activity
    Cash Rent                          34   457,233     --      $22.74      --          --         --
    GAAP Rent                          34   457,233     --      $24.30      --          --         --

The following table is a summary of our lease activity for the six months ended June 30, 2000 computed on a GAAP Basis and on a Cash Basis:

                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    per foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          37   416,860   $22.25      --        --          --         --
    GAAP Rent                          37   416,860   $21.83      --        --          --         --
Renewed / Released Space
    Cash Rent                          17   283,951   $25.79    $26.82     4.0%       $10.94     4.7 Years
    GAAP Rent                          17   283,951   $25.21    $28.23     12.0%      $10.94     4.7 Years
Month-to-Month Leases
    Cash Rent                          15    28,048   $10.97    $11.09     1.1%         --         --
    GAAP Rent                          15    28,048   $10.69    $11.09     3.7%         --         --
Total Leasing
    Cash Rent                          32   311,999   $24.46    $25.41     3.9%         --         --
    GAAP Rent                          32   311,999   $23.90    $26.69     11.7%        --         --
Vacant Space Leased
    Cash Rent                          11   269,162     --      $22.30      --        $13.83    8.1 Years
    GAAP Rent                          11   269,162     --      $24.46      --        $13.83    8.1 Years
All Lease Activity
    Cash Rent                          43   581,161     --      $22.74      --          --         --
    GAAP Rent                          43   581,161     --      $24.30      --          --         --

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreements, the current effects of interest rate changes are reduced. Based on interest rates at, and our swap agreements in effect on, June 30, 2000, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $700,000. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $700,000. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $6.9 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $8.1 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2000. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2000, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualify. The following directors were elected pursuant to the votes indicated:

Director                "For"     "Against"
Jerry M. Sudarsky     10,790,681    1,239,513
Joel S. Marcus        10,790,681    1,239,513
James H. Richardson   10,790,681    1,239,513
Richard B. Jennings   10,790,681    1,239,513
David M. Petrone      10,790,681    1,239,513
Anthony M. Solomon    10,790,681    1,239,513
Alan G. Walton        10,790,681    1,239,513

We have no other directors.

In addition, the stockholders voted to ratify the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2000. A total of 12,021,294 shares voted "for" the ratification, 7,000 voted "against" and 1,900 shares abstained.

The stockholders also voted to amend our 1997 Stock Award and Incentive Plan to increase the percentage of the number of shares (subject to the current maximum limitation on the number of shares) reserved for issuance, and (i) qualify such plan for purposes of Sections 162(m) and 422 of the Internal Revenue Code of 1986. A total of 9,255,120 shares voted "for" the amendment, 2,756,651 voted "against" and 18,422 abstained.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27.1 Financial Data Schedule

(b) Reports on Form 8-K.

On July 14, 2000, we filed a Current Report on Form 8-K to report the acquisition of three Life Science Facilities.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2000.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

(Registrant)

By:	/s/ Joel. S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)