Form 10-Q
period 2000-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2000-11-14
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

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

    As of November 10, 2000, 15,536,856 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of September 30, 2000 and December 31, 1999	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and nine months ended September 30, 2000 and 1999.	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the nine months ended September 30, 2000 and 1999	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II. Other Information

Item 1. legal Proceedings	24

Item 2: Changes in Securities and Use of Proceeds	24

Item 3: Defaults Upon Senior Securities	24

Item 4: Submission of Matters to a Vote of Security Holders	24

Item 5: Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         September 30, December 31,
                                                             2000          1999
                                                         ------------  ------------
Assets

Rental properties, net                                      $670,107      $554,706
Property under development                                    23,662        44,121
Cash and cash equivalents                                        775         3,446
Tenant security deposits and other restricted cash             6,055         4,681
Secured note receivable                                        6,000         6,000
Tenant receivables                                             3,735         3,432
Deferred rent                                                 13,303         9,014
Other assets                                                  42,297        17,718
                                                         ------------  ------------
       Total assets                                         $765,934      $643,118
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $171,613      $158,512
Unsecured line of credit                                     240,000       192,000
Accounts payable, accrued expenses and tenant
   security deposits                                          22,782        23,349
Dividends payable                                              7,447         6,674
                                                         ------------  ------------
       Total liabilities                                     441,842       380,535
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Common stock                                                  155           137
   Additional paid-in capital                                278,646       225,180
   Deferred compensation                                        (598)       (1,494)
   Retained earnings                                                -             -
   Accumulated other comprehensive income                      7,301           172
                                                         ------------  ------------
       Total stockholders' equity                            324,092       262,583
                                                         ------------  ------------
       Total liabilities and stockholders' equity           $765,934      $643,118
                                                         ============  ============

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                 ----------------------- -----------------------
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Revenues:
  Rental                            $21,581     $17,654     $59,893     $50,152
  Tenant recoveries                   5,663       4,354      15,121      11,736
  Interest and other income           1,231         387       2,333       1,140
                                 ----------- ----------- ----------- -----------
                                     28,475      22,395      77,347      63,028
Expenses:
  Rental operations                   6,027       4,772      15,828      13,891
  General and administrative          2,391       1,922       6,588       4,915
  Interest                            7,066       4,835      18,585      14,648
  Depreciation and amortization       6,460       5,017      17,737      12,610
                                 ----------- ----------- ----------- -----------
                                     21,944      16,546      58,738      46,064
                                 ----------- ----------- ----------- -----------
Net income                            6,531       5,849      18,609      16,964

Dividends on preferred stock            916         916       2,748       1,120
                                 ----------- ----------- ----------- -----------
Net income available to
  common stockholders                $5,615      $4,933     $15,861     $15,844
                                 =========== =========== =========== ===========
Net income per common share:
      -Basic                          $0.39       $0.36       $1.12       $1.18
                                 =========== =========== =========== ===========
      -Diluted                        $0.38       $0.36       $1.10       $1.16
                                 =========== =========== =========== ===========

Weighted average shares of
 common stock outstanding:
      -Basic                     14,518,005  13,723,327  14,130,016  13,453,444
                                 =========== =========== =========== ===========
      -Diluted                   14,782,077  13,877,678  14,354,664  13,601,998
                                 =========== =========== =========== ===========

See Accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                          Nine Months Ended
                                                          September 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------

Net cash provided by operating activities                   $21,874     $30,173
                                                          ----------  ----------
Investing Activities
Purchase of rental properties                               (46,503)    (60,821)
Additions to rental properties                              (31,169)     (9,867)
Property development costs                                  (23,439)    (14,100)
Additions to investments                                    (10,051)     (2,567)
                                                          ----------  ----------
Net cash used in investing activities                      (111,162)    (87,355)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                           6,074       2,625
Net proceeds from issuance of preferred stock                     -      36,888
Net proceeds from issuances of common stock                  52,130      29,830
Repurchase of common stock                                        -      (3,459)
Proceeds from exercise of stock options                       3,969         774
Net borrowings on unsecured line of credit                   48,000      11,000
Principal reductions of secured notes payable                (2,764)     (2,800)
Dividends paid on common stock                              (18,044)    (16,371)
Dividends paid on preferred stock                            (2,748)       (356)
                                                          ----------  ----------
Net cash provided by financing activities                    86,617      58,131
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents         (2,671)        949
Cash and cash equivalents at beginning of period              3,446       1,554
                                                          ----------  ----------
Cash and cash equivalents at end of period                     $775      $2,503
                                                          ==========  ==========

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofit, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, device, contract research and personal care products companies, scientific research institutions, related government agencies and technology enterprises. As of September 30, 2000, our portfolio consisted of 74 properties in nine states with approximately 4.8 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments consisting solely of normal and recurring adjustments that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

2. New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." This statement, which is required to be adopted for annual periods beginning after June 15, 2000, establishes standards for recognition and measurement of derivatives and hedging activities. We are currently assessing the financial statement impact of SFAS 133.

3. Rental Properties

Rental properties consist of the following (in thousands):

                                 September 30,  December 31,
                                      2000         1999
                                   -----------------------

Land                                  $98,926      $81,446
Buildings and improvements            564,798      475,507
Tenant and other improvements          58,088       33,249
                                   -----------  -----------
                                      721,812      590,202
Less accumulated depreciation         (51,705)     (35,496)
                                   -----------  -----------
                                     $670,107     $554,706
                                   ===========  ===========

During the three months ended September 30, 2000, we acquired seven properties containing approximately 237,000 rentable square feet from unrelated third parties for an aggregate purchase price (including closing and transaction costs) of approximately $34.0 million.

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

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $325 million. As of September 30, 2000, borrowings under the line of credit were limited to approximately $311 million, and the borrowings outstanding on the line of credit carried a weighted average interest rate of 8.34%.

The line of credit expires February 2003 and provides for an extension (provided there is no default) of an additional one-year period, upon notice by the company and consent of the participating banks.

5. Stockholders' Equity

On September 25, 2000, we declared a cash dividend on our common stock aggregating $6,680,000 ($ 0.43 per share) for the calendar quarter ended September 30, 2000. We paid the dividend on October 16, 2000. On September 25, 2000, we also declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from July 16, 2000 through October 15, 2000. We paid the dividend on October 16, 2000. The portion relating to the period prior to September 30, 2000 ($765,000) has been included in dividends payable in the accompanying balance sheet.

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                      ----------------------- -----------------------
                                         2000        1999        2000        1999
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                            $5,615      $4,933     $15,861     $15,844
                                      ======================= =========== ===========

Weighted average shares of
  common stock outstanding - basic    14,518,005  13,723,327  14,130,016  13,453,444
Add:  dilutive effect of
  stock options and stock grants         264,072     154,351     224,648     148,554
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  14,782,077  13,877,678  14,354,664  13,601,998
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.39       $0.36       $1.12       $1.18
                                      =========== =========== =========== ===========
  - Diluted                                $0.38       $0.36       $1.10       $1.16
                                      =========== =========== =========== ===========

7. Subsequent Event

On October 4, 2000, we obtained a loan for $24,700,000, secured by first deeds of trust on two Life Science Facilities located in Maryland. The loan bears interest at a rate of 8.33% per annum and is payable in monthly installments based on a 30-year amortization schedule. The loan is due in November 2010. The proceeds from the loan were used to pay down a portion of the outstanding balance on our unsecured line of credit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. Given these uncertainties, prospective and current investors are cautioned not to place undue reliance on such forward-looking statements. Our actual results, business plans or industry results may be materially different from any future results or business plans expressed or implied by such forward-looking statements as a result of many factors, including, but not limited to, those described under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 1999. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this or any other document. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors. As used in this Form 10-Q, "we," "our," "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

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

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 74 properties we owned as of September 30, 2000, four were acquired in 1994, eight in 1996, nine in 1997, 29 in 1998, six in 1999 and 11 in 2000. In addition, we completed the development of two properties in 1999 (together with the six properties acquired in 1999, the "1999 Properties") and five properties in 2000 (together with the 11 properties acquired in 2000, the "2000 Properties"). As a result of our acquisition and development activities, the financial data presented in this report shows significant increases in total revenue and expenses for the 2000 period compared to the 1999 period.

Results of Operations

Comparison of Three Months Ended September 30, 2000 ("Third Quarter 2000") to Three Months Ended September 30, 1999 ("Third Quarter 1999")

Rental revenue increased by $3.9 million, or 22%, to $21.6 million for Third Quarter 2000 compared to $17.7 million for Third Quarter 1999. The increase resulted primarily from rental revenue from the 1999 Properties acquired or developed after July 1, 1999 and the 2000 Properties. Rental revenue from the properties operating before July 1, 1999 (the "Third Quarter Same Properties") increased by $420,000, or 2.8%, due to increases in rental rates and occupancy.

Tenant recoveries increased by $1.3 million, or 30%, to $5.7 million for Third Quarter 2000 compared to $4.4 million for Third Quarter 1999. The increase resulted partially from tenant recoveries from the 1999 Properties acquired or developed after July 1, 1999 and the 2000 Properties. Tenant recoveries for the Third Quarter Same Properties increased by $793,000, or 20%, primarily due to increases in certain recoverable operating expenses and capitalized costs at certain properties.

Interest and other income increased by $844,000, or 218%, to $1.2 million for Third Quarter 2000 compared to $387,000 for Third Quarter 1999, resulting primarily from $256,000 in service fees from two of our properties and $320,000 of investment income.

Rental operating expenses increased by $1.2 million, or 26%, to $6.0 million for Third Quarter 2000 compared to $4.8 million for Third Quarter 1999. The increase resulted partially from rental operating expenses from the 1999 Properties acquired or developed after July 1, 1999 and the 2000 Properties. Operating expenses for the Third Quarter Same Properties increased by $654,000, or 14.8%, primarily due to an increase in recoverable tenant related expenses partially offset by the fact that third party management fees are no longer incurred at certain properties.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Third Quarter Same Properties (dollars in thousands):

                               For the Three Months
                               Ended September 30,
                               -----------------------
                                  2000        1999      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $20,776     $19,336       7.4%
Rental operating expenses           5,073       4,419      14.8%
                               ----------- ----------- ---------
Net operating income              $15,703     $14,917       5.3%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $20,570     $18,616      10.5%
Rental operating expenses           5,073       4,419      14.8%
                               ----------- ----------- ---------
Net operating income              $15,497     $14,197       9.2%
                               =========== =========== =========

_________
  Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $469,000, or 24%, to $2.4 million for Third Quarter 2000 compared to $1.9 million for Third Quarter 1999. The increase was primarily due to the continued increase in the scope of our operations.

Interest expense increased by $2.3 million, or 46%, to $7.1 million for Third Quarter 2000 compared to $4.8 million for Third Quarter 1999. The increase resulted from (a) indebtedness incurred to acquire the 1999 Properties acquired after July 1, 1999 and the 2000 Properties, (b) indebtedness incurred to finance the development of properties and (c) an increase in the floating interest rate on our line of credit. The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) increased from 6.91% as of September 30, 1999 to 8.34% as of September 30, 2000. We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see "Liquidity and Capital Resources - Unsecured Line of Credit").

Depreciation and amortization increased by $1.5 million, or 29%, to $6.5 million for Third Quarter 2000 compared to $5.0 million for Third Quarter 1999. The increase resulted primarily from depreciation associated with the 1999 Properties acquired after July 1, 1999 and the 2000 Properties.

As a result of the foregoing, net income was $6.5 million for Third Quarter 2000 compared to $5.8 million for Third Quarter 1999.

Comparison of Nine Months Ended September 30, 2000 ("Nine Months 2000") to Nine Months Ended September 30, 1999 ("Nine Months 1999")

Rental revenue increased by approximately $9.7 million, or 19%, to $59.9 million for Nine Months 2000 compared to $50.2 million for Nine Months 1999. The increase resulted primarily from rental revenue from the 1999 Properties and the 2000 Properties. Rental revenue from the Properties acquired before January 1, 1999 (the "Nine Months Same Properties") increased by $1.2 million, or 2.8%, due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $3.4 million, or 29%, to $15.1 million for Nine Months 2000 compared to $11.7 million for Nine Months 1999. The increase resulted primarily from tenant recoveries from the 1999 Properties and the 2000 Properties. Tenant recoveries from the Nine Months Same Properties increased by $1.7 million, or 17.0%, primarily due to increases in certain recoverable operating expenses and capitalized costs at certain properties.

Interest and other income increased by $1.2 million, or 105%, to $2.3 million for Nine Months 2000 compared to $1.1 million for Nine Months 1999, resulting primarily from investment income of $499,000 and $366,000 in service fees from two of our properties.

Rental operating expenses increased by approximately $1.9 million, or 14%, to $15.8 million for Nine Months 2000 compared to $13.9 million for Nine Months 1999. The increase resulted primarily from the 1999 Properties and the 2000 Properties. Operating expenses for the Nine Months Same Properties increased by $500,000, or 4.2%, primarily due to an increase in recoverable tenant related expenses partially offset by the fact that third party management fees are no longer incurred at certain properties.

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Nine Months Same Properties (dollars in thousands):

                                For the Nine Months
                               Ended September 30,
                               -----------------------
                                  2000        1999      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $55,802     $52,634       6.0%
Rental operating expenses          12,512      12,012       4.2%
                               ----------- ----------- ---------
Net operating income              $43,290     $40,622       6.6%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $54,730     $50,897       7.5%
Rental operating expenses          12,512      12,012       4.2%
                               ----------- ----------- ---------
Net operating income              $42,218     $38,885       8.6%
                               =========== =========== =========

_________

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments

General and administrative expenses increased by approximately $1.7 million, or 34%, to $6.6 million for Nine Months 2000 compared to $4.9 million for Nine Months 1999. The increase was primarily due to the continued increase in the scope of our operations.

Interest expense increased by approximately $4.0 million, or 27%, to $18.6 million for Nine Months 2000 compared to $14.6 million for Nine Months 1999. The increase resulted from (a) indebtedness incurred to acquire the 1999 Properties and the 2000 Properties, (b) indebtedness incurred to finance the development of properties and (c) an increase in the floating interest rate on our line of credit. The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) increased from 6.91% as of September 30, 1999 to 8.34% as of September 30, 2000. We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see "Liquidity and Capital Resources - Unsecured Line of Credit").

Depreciation and amortization increased by approximately $5.1 million, or 41%, to $17.7 million for Nine Months 2000 compared to $12.6 million for Nine Months 1999. The increase resulted primarily from depreciation associated with the 1999 Properties and the 2000 Properties.

As a result of the foregoing, net income was $18.6 million for Nine Months 2000 compared to $17.0 million for Nine Months 1999.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for Nine Months 2000 decreased by $8.3 million, to $21.9 million compared to $30.2 million for Nine months 1999. The decrease resulted primarily from increases in other assets resulting from loan costs incurred in connection with the renewal of our unsecured line of credit in February 2000 and deferred rent associated with new leases.

Net cash used in investing activities increased by $23.8 million, to $111.2 million for Nine Months 2000 compared to $87.4 million for Nine Months 1999. The increase was primarily due to a higher level of property development and redevelopment costs incurred and increased investment activity.

Net cash provided by financing activities increased by $28.5 million, to $86.6 million for Nine Months 2000 compared to $58.1 million for Nine Months 1999. Cash provided by financing activities for Nine Months 2000 consisted of net proceeds from our unsecured line of credit, secured debt, issuances of common stock and exercise of stock options, partially offset by principal reductions of our secured debt and distributions to stockholders. Cash provided by financing activities for Nine Months 1999 consisted of net proceeds from our unsecured line of credit, issuance and repurchase of our common stock, issuance of preferred stock, exercise of stock options and secured debt, partially offset by principal reductions of our secured debt and distributions to stockholders.

Commitments

As of September 30, 2000, we were committed under the terms of certain leases to complete the construction of buildings and related improvements at a remaining aggregate cost of $23.8 million.

As of September 30, 2000, we were also committed to fund approximately $48.4 million for the construction of tenant improvements under the terms of various leases and for certain investments in limited partnerships.

Restricted Cash

Restricted cash as of September 30, 2000 consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $4,479
Security deposit funds based on the terms of certain
     lease agreements                                            1,576
                                                              ---------
                                                                $6,055
                                                              =========

Secured Debt

Secured debt as of September 30, 2000 consists of the following (dollars in thousands):

                                         Balance at     Stated
                                        September 30,  Interest
              Collateral                    2000         Rate       Maturity Date
--------------------------------------- ------------ ------------   --------------

One Innovation Drive,
   Worcester, MA (1)                        $11,390         8.75%   January 2006
100/800/801 Capitola Drive,
   Durham, NC                                12,356         8.68%   December 2006
20/22 Firstfield Road, Gaithersburg, MD
   and 1300 Quince Orchard Road,
   Gaithersburg, MD                          10,020         8.25%   August 2007
620 Memorial Drive,
   Cambridge, MA (2)                         19,597        9.125%   October 2007
14225 Newbrook Drive, Chantilly, VA
   and 3000/3018 Western Avenue,
   Seattle, WA                               35,739         7.22%   May 2008
377 Plantation Street, Worcester, MA
   and 6166 Nancy Ridge Road,
   San Diego, CA                             18,829         8.71%   December 2009
1431 Harbor Bay Parkway,
   Alameda, CA                                6,018        7.165%   January 2014
3535/3565 General Atomics Court,
   San Diego, CA                             16,645         9.00%   December 2014
1102/1124 Columbia Street,
   Seattle, WA                               19,682         7.75%   May 2016
381 Plantation Street,
   (development project)
   Worcester, MA                              2,625         9.00%   October 2000
1201 Clopper Road,
   Gaithersburg, MD                          18,712  LIBOR + 1.75%  October 2001
                                        ------------
                                           $171,613
                                        ============

(1) The balance shown includes an unamortized premium of $640,000. The effective rate of the loan is 7.25%.

(2) The balance shown includes an unamortized premium of $1,898,000. The effective rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt as of September 30, 2000 (in thousands):

             Year            Amount
    -------------------------------------------

             2000              $3,271
             2001              22,458
             2002               4,050
             2003               4,380
             2004               4,030
          Thereafter          130,886
                           -----------
           Subtotal           169,075
     Unamortized Premium        2,538
                           -----------
                             $171,613
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

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire additional unencumbered properties, borrowings available under the line of credit will increase, but may not exceed $325 million. As of September 30, 2000, borrowings under the line of credit were limited to approximately $311 million, and the borrowings outstanding on the line of credit carried a weighted average interest rate of 8.34%.

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

In April 2000, we entered into a third swap agreement with Merrill Lynch Capital Services, Inc. Interest paid is calculated at a fixed interest rate of 6.995% through January 2, 2003 on a notional amount of $50 million and interest received is calculated at one- month LIBOR.

In July 2000, we entered into a fourth swap agreement with the Bank. Interest paid will be calculated at a fixed interest rate of 7.07% commencing May 31, 2001 through May 31, 2003 on a notional amount of $50 million and interest received will be calculated at one-month LIBOR.

With respect to our swap agreements, we are exposed to losses in the event the Bank or Merrill Lynch are unable to perform under the agreements, or in the event one month LIBOR is less than the agreed-upon fixed interest rates. The fair value of the swap agreements outstanding as of September 30, 2000 and changes in their fair value as a result of changes in market interest rates are not recognized in our financial statements.

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

Inflation

Approximately 82% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases therein. In addition, approximately 91% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (ranging from 2.5% to 4.0%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

Funds from Operations

We believe that funds from operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its October 1999 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because a portion of FFO is needed for capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or to cash flows from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following tables present our FFO for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                         For the Three Months
                                         Ended September 30,
                                         ---------------------
                                            2000       1999
                                         ---------- ----------

Net income                                  $6,531     $5,849
Add:
  Depreciation and amortization              6,460      5,017
Subtract:
  Dividends on preferred stock                (916)      (916)
                                         ---------- ----------
FFO                                        $12,075     $9,950
                                         ========== ==========

                                         For the Nine Months
                                         Ended September 30,
                                         ---------------------
                                            2000       1999
                                         ---------- ----------

Net income                                 $18,609    $16,964
Add:
  Depreciation and amortization             17,737     12,610
Subtract:
  Dividends on preferred stock              (2,748)    (1,120)
                                         ---------- ----------
FFO                                        $33,598    $28,454
                                         ========== ==========

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2000 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------
Region:
Suburban Washington D.C.                         19   1,685,204     $26,242        97.9% (1)
California - San Diego                           18     761,707      19,340        98.8%
California - San Francisco Bay                    6     399,424       8,792        95.2% (1)
Southeast                                         5     308,898       5,054       100.0%
New Jersey/Suburban Philadelphia                  5     268,418       4,234        98.6%
Eastern Massachusetts                             6     384,589      10,336        99.5%
Washington - Seattle                              3     327,754       9,354       100.0%
                                         ----------- ----------- ----------- -----------
Subtotal                                         62   4,135,994      83,352        98.3%
Redevelopment Properties                         12     658,864       7,651        41.3%
                                         ----------- ----------- ----------- -----------
Total                                            74   4,794,858     $91,003        90.5%
                                         =========== =========== =========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2000:

                         Square   Percentage of  Annualized Base
Year of     Number of  Footage of   Aggregate    Rent of Expiring
  Lease      Expiring   Expiring  Portfolio Lease  Leases (per
Expiration    Leases     Leases   Square Footage   square foot)
---------   ---------- ---------- -------------- ----------------

  2000   (1)       22    168,397            3.9%          $15.84
  2001             34    507,436           11.7%          $20.23
  2002             25    467,259           10.8%          $19.43
  2003             23    461,980           10.6%          $19.43
  2004             19    400,894            9.2%          $19.30
Thereafter         53  2,332,209           53.8%          $22.42

_________

(1) Represents leases expiring between October 1, 2000 and December 31, 2000.

The following table is a summary of our lease activity for the three months ended September 30, 2000 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          30    98,729   $19.20      --        --          --         --
    GAAP Rent                          30    98,729   $19.02      --        --          --         --
Renewed / Released Space
    Cash Rent                          10    51,772   $21.52    $22.68     5.4%       $4.81      1.9 Years
    GAAP Rent                          10    51,772   $21.44    $23.05     7.5%       $4.81      1.9 Years
Month-to-Month Leases
    Cash Rent                          10    25,812   $11.32    $11.32     0.0%         --         --
    GAAP Rent                          10    25,812   $11.00    $11.32     2.9%         --         --
Total Leasing
    Cash Rent                          20    77,584   $18.13    $18.90     4.2%         --         --
    GAAP Rent                          20    77,584   $17.97    $19.15     6.6%         --         --
Vacant Space Leased
    Cash Rent                           7   141,262     --      $18.43      --        $19.38    6.2 Years
    GAAP Rent                           7   141,262     --      $18.90      --        $19.38    6.2 Years
All Lease Activity
    Cash Rent                          27   218,846     --      $18.60      --          --         --
    GAAP Rent                          27   218,846     --      $18.99      --          --         --

The following table is a summary of our lease activity for the nine months ended September 30, 2000 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          42   520,433   $22.07      --        --          --         --
    GAAP Rent                          42   520,433   $21.70      --        --          --         --
Renewed / Released Space
    Cash Rent                          33   446,659   $22.29    $24.32     9.1%       $12.14     4.8 Years
    GAAP Rent                          33   446,659   $21.89    $25.35     15.8%      $12.14     4.8 Years
Month-to-Month Leases
    Cash Rent                          10    27,312   $11.32    $11.44     1.1%         --         --
    GAAP Rent                          10    27,312   $11.02    $11.44     3.8%         --         --
Total Leasing
    Cash Rent                          43   473,971   $21.66    $23.58     8.9%         --         --
    GAAP Rent                          43   473,971   $21.26    $24.55     15.5%        --         --
Vacant Space Leased
    Cash Rent                          10   299,488     --      $21.85      --        $14.66    7.9 Years
    GAAP Rent                          10   299,488     --      $23.84      --        $14.66    7.9 Years
All Lease Activity
    Cash Rent                          53   773,459     --      $22.91      --          --         --
    GAAP Rent                          53   773,459     --      $24.27      --          --         --

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is the result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, September 30, 2000, we estimate that a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $900,000. We further estimate that a 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $900,000. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $7.7 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $8.9 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2000. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

27.1 Financial Data Schedule

(b) Reports on Form 8-K.

On September 8, 2000, we filed a Current Report on Form 8-K to report the acquisition of six Life Science Facilities.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

(Registrant)

By:	/s/ Joel. S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)