Form 10-K405
period 2000-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2001-03-30
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of Registrant as Specified in its Charter)

Maryland	95-4502084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

135 North Los Robles Ave
Suite 250
Pasadena, California    91101
(Address of Principal Executive Offices including Zip Code)

(626) 578-0777
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $.01 par value per share (Including related preferred stock purchase rights) 9.50% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $565.4 million based on the closing price for such shares on the New York Stock Exchange on March 28, 2001.

      As of March 28, 2001, the Registrant had outstanding 15,658,896 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates information by reference from the definitive Proxy Statement to be mailed in connection with the registrant's annual meeting of stockholders to be held on April 27, 2001.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

2000 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify some of the forward-looking statements by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General

Alexandria Real Estate Equities, Inc. is a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of high quality, strategically located properties containing office and laboratory space designed and improved for lease principally to pharmaceutical, biotechnology, diagnostic and personal care products companies, major scientific research institutions, universities and related government agencies (collectively, the "Life Science Industry"). Properties leased to tenants in the Life Science Industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the Life Science Industry. We call such properties "Life Science Facilities." As of December 31, 2000, we owned 75 properties (collectively, the "Properties"), containing approximately 4.9 million rentable square feet of office and laboratory space.

Business and Growth Strategy

We focus our operations and investment activities principally in the following cluster markets:

    California (in the San Diego, Pasadena and San Francisco Bay areas);
    Seattle;
    suburban Washington, D.C. (including Maryland and Virginia);
    eastern Massachusetts;
    New Jersey and suburban Philadelphia; and
    the Southeast (including Georgia and North Carolina).

Our tenant base is broad and diverse within the Life Science Industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources. For a detailed description of our Properties and tenants, see "Item 2. Properties." We are led by a senior management team with extensive experience in both the real estate and Life Science industries and are supported by a highly experienced Board of Directors.

We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through effective ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of Life Science Facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a complete discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase the per share amounts of our FFO and cash available for distribution by:

    acquiring high quality Life Science Facilities at prices that will enable us to realize attractive returns in our cluster markets;
    selectively redeveloping or developing properties on a retrofit or build-to-suit basis;
    realizing contractual rental rate escalations;
    retenanting and releasing space within our portfolio at higher rental rates and with minimal non-revenue enhancing tenant improvement costs;
    expanding existing or newly acquired Properties or converting existing office or warehouse space to generic laboratory space that can be leased at higher rental rates; and
    continuing to implement effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

Internal Growth. We seek to achieve internal growth from several sources. For example, we seek to:

    include rental rate escalation provisions in our leases;
    acquire undervalued or underperforming properties where we can improve investment returns through releasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;
    achieve higher rental rates as existing leases expire; and
    expand existing facilities that are fully leased and/or redevelop, retrofit and convert existing and/or newly acquired space to higher rent, generic laboratory space.

Our ability to negotiate contractual rent escalations in future leases and to achieve increases in rental rates will depend upon market conditions and the demand for Life Science Facilities at the time the leases are negotiated and the increases are proposed.

Acquisitions. We seek to identify and acquire high quality Life Science Facilities in our cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including the:

    location of the property and our strategy in the market;
    quality of existing and prospective tenants;
    condition and capacity of the building infrastructure;
    quality and generic characteristics of laboratory facilities;
    physical condition of the shell structure and common area improvements;
    opportunities available for leasing vacant space and for retenanting occupied space;
    opportunities to convert existing office space to higher rent generic laboratory space; and
    opportunities to expand the existing facility.

Development. Although we have historically emphasized acquisitions over development in pursuing our growth objectives, completed development projects are anticipated to represent a more significant portion of our growth in the future. Our strategy is to selectively pursue build-to-suit development projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken build-to-suit projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements.

Financing/Working Capital. We believe that cash provided by operations and our unsecured line of credit will be sufficient to fund our working capital requirements. We generally expect to finance future retrofit development projects, acquisitions and development projects through our unsecured line of credit and, then, to periodically refinance some or all of that indebtedness with additional equity or debt capital. We may also issue shares of our common stock, preferred stock or interests in our subsidiaries to fund future operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a complete discussion of our unsecured line of credit and other outstanding indebtedness.

Business Risks

We Are Largely Dependent on the Life Sciences Industry for Revenues from Lease Payments

In general, our strategy is to invest primarily in properties used by tenants in the Life Science Industry. If the Life Science Industry experiences an economic downturn, our business could be adversely affected. Events within the Life Science Industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had diversified investments. Also, our Properties may be better suited for a particular Life Science Industry tenant and could require modification before we could release vacant space to another Life Science Industry tenant. Generally, our Properties also may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our Tenants May Not Be Able to Pay us if They Are Unsuccessful in Discovering, Developing, Making or Selling Their Products and Technologies

Our Life Science Industry tenants are subject to a number of risks, any one or more of which may adversely affect their ability to make rental payments to us:

    Some of our tenants require significant funding to develop and commercialize their products and technologies, which is obtained from private investors, the public market, companies in the Life Science Industry or federal, state and local governments. Such funding may be unavailable, decreased or discontinued in the future which could adversely affect the ability of a tenant to successfully discover, develop, make, market or sell its products and technologies, to generate revenues or to make rental payments to us;
    Even with sufficient funding, some of our tenants may not be able to successfully discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies which are commercially useful in the discovery or identification of potential drug targets or drugs;
    Some of our tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans;
    Some of our tenants may not be able to manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans;
    Drugs which are developed and manufactured by some of our tenants require regulatory approval prior to being made, marketed, sold and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the expenditure of substantial resources, is often unpredictable and a tenant may fail or experience significant delays in obtaining these approvals;
    Some of our tenants and their licensors require patent, copyright or trade secret protection to successfully develop, make, market and sell their products and technologies. A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies do not issue, or are successfully challenged, narrowed, invalidated or circumvented by third parties, or if a tenant fails to successfully obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies; and
    A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than competing drugs made by others, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, manufactured and the requisite regulatory approvals obtained.

We cannot assure you that our tenants will be able to successfully develop, make, market or sell their products and technologies due to the risks inherent in the Life Science Industry. Any tenant that is unable to successfully avoid, or sufficiently mitigate, the risks described above, may have difficulty making rental payments to us.

We Could be Held Liable for Damages Resulting from Our Tenants' Use of Hazardous Materials

Some of our Life Science Industry tenants engage in research and development activities that involve the controlled use of hazardous materials, chemicals and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and environmental remediation coverage and could adversely affect our ability to make distributions to our stockholders.

Along with our tenants, we must comply with federal, state and local laws and regulations that govern the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Failure to comply with, or changes in, these laws and regulations could adversely affect our business or our tenants' business and their ability to make rental payments to us.

The Inability of Any Tenant to Make Rental Payments to Us Could Adversely Affect Our Business

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. Therefore, if our tenants, especially significant tenants, failed to make rental payments under their leases, our financial condition and our ability to make distributions to our stockholders could be adversely affected.

As of December 31, 2000, we had 173 leases with a total of 155 tenants. Of our 75 properties, 40 were occupied by a single tenant. Three of our tenants accounted for approximately 16.6% of our aggregate Annualized Base Rent, or approximately 7.2%, 4.8% and 4.6%, respectively. "Annualized Base Rent" means the annualized fixed base rental amount in effect as of December 31, 2000, using rental revenue calculated on a straight-line basis in accordance with generally accepted accounting principles ("GAAP"). Annualized Base Rent does not include real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a Property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court might authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid, future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

Our U.S. Government Tenants May Not Receive Annual Appropriations, Which Could Adversely Affect Their Ability to Pay Us

U.S. government tenants are subject to annual appropriations. If one of our U.S. government tenants fails to receive its annual appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2000, leases with U.S. government tenants at our Properties accounted for approximately 7.5% of our aggregate Annualized Base Rent.

Loss of a Tenant Could Have A Negative Impact on Our Business

A lessee may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected Property, which could negatively impact our business. We may have to divert cash flow generated by other Properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected Property. As of December 31, 2000, leases at our Properties representing approximately 14.8% and 9.9% of the square footage of our Properties were scheduled to expire in 2001 and 2002, respectively.

Poor Economic Conditions in Our Cluster Markets Could Adversely Affect Our Business

Our Properties are located only in the following markets:

    California (in the San Diego, Pasadena and San Francisco Bay areas);
    Seattle;
    suburban Washington, D.C. (including Maryland and Virginia);
    eastern Massachusetts;
    New Jersey and suburban Philadelphia; and
    the Southeast (including North Carolina and Georgia).

As a result of this geographic concentration, we are dependent upon the local economic conditions in each of these markets, including local real estate conditions. Our operations may also be affected if too many competing properties are built in any of these markets. If there is a downturn in the economy in any of these markets, our operations and our ability to make distributions to stockholders could be adversely affected. We cannot assure you that these markets will continue to grow or will remain favorable to the Life Science Industry.

We May Have Difficulty Managing Our Rapid Growth

We have grown rapidly and expect to continue to grow by acquiring, redeveloping and selectively developing additional properties. To manage our growth effectively, we must successfully integrate new acquisitions into our existing operations. We may not succeed with the integration. In addition, we may not effectively manage new properties, and new properties may not perform as expected. If we are unsuccessful in managing our growth, our business could be adversely affected.

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
    we may default under a mortgage loan that has cross default provisions, causing us to automatically default on another loan;
    we may not be able to refinance or extend our existing debt; and
    the terms of any refinancing or extension may not be as favorable as the terms of our existing debt.

As of December 31, 2000, we had outstanding mortgage indebtedness of approximately $200.3 million, secured by nineteen Properties, and outstanding debt under our unsecured line of credit of approximately $231.0 million.

Our Line of Credit Restricts Our Ability to Engage in Some Business Activities

Our unsecured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

    restrict our ability to incur additional indebtedness;
    restrict our ability to make certain investments;
    restrict our ability to merge with another company;
    restrict our ability to make distributions to stockholders;
    require us to maintain financial coverage ratios; and
    require us to maintain a pool of unencumbered assets approved by the lenders.

These restrictions could cause a default on our line of credit or have a negative effect on our operations and our ability to make distributions to our stockholders.

We May Not Be Able to Obtain Additional Capital to Further Our Business Objectives

Our ability to acquire or develop properties is dependent upon our ability to obtain capital. An inability to obtain capital on acceptable terms could delay or prevent us from acquiring, structuring and closing desirable investments, which would adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could result in a dilution of ownership for the then existing stockholders.

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

    our Properties may not perform as we expect;
    we may not be able to acquire a desired property because of competition from other real estate investors with significant capital;
    we may lease space at rates below our expectations;
    we may not be able to obtain financing on acceptable terms;
    we may overpay for new acquisitions; and
    we may underestimate the cost of improvements required to bring an acquired property up to standards established for the market position intended for that property.

If we encounter any of these risks, our business and our ability to make payments to stockholders could be adversely affected.

We May Not Be Able to Complete Redevelopment and Development Projects Effectively

Our redevelopment and development activities subject us to many risks, including:

    possible delays in construction;
    budget overruns;
    increasing costs of materials;
    financing availability;
    volatility in interest rates;
    labor availability;
    timing of the commencement of rental payments;
    other property development uncertainties; and
    entitlement and permitting delay or denial.

In addition, expansion and development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. This may distract management from focusing on other operational activities. If we are unable to successfully complete expansion and development projects, our business may be adversely affected.

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

    national and local economic conditions;
    competition from other Life Science Facilities;
    changes within the Life Science Industry;
    real estate conditions in our target markets;
    our ability to collect rent payments;
    availability of financing;
    changes in interest rate levels;
    vacancies at our Properties and our ability to release space;
    changes in tax or other regulatory laws;
    cost of compliance with government regulation;
    illiquidity of real estate investments; and
    increased operating costs.

In addition, if a lease at a Property is not a triple net lease, we will have greater expenses associated with that Property and greater exposure to increases in such expenses. Significant expenditures, such as mortgage payments, real estate taxes, insurance and maintenance costs, generally are fixed and do not decrease when revenues at the related property decrease.

Improvements to Life Science Facilities Are More Costly Than Traditional Office Spaces

Our Properties contain generic infrastructure improvements that are more costly than other property types. These improvements include:

    reinforced concrete floors;
    upgraded roof loading capacity;
    increased floor to ceiling height;
    heavy-duty HVAC systems;
    enhanced environmental control technology;
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

We Face Substantial Competition In Our Target Markets

The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

    insurance companies;
    pension and investment funds;
    partnerships;
    developers;
    investment companies; and
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

Although certain of our officers and directors have extensive experience in the acquisition, leasing, operation, financing and development of real properties, prior to commencement of our operations, no officer had significant experience in operating a business in accordance with the requirements for maintaining qualification as a REIT under the Internal Revenue Code.

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

In addition, our charter prohibits, with certain limited exceptions, direct or constructive ownership of shares of our capital stock representing more than 9.8% of the combined total value of outstanding shares of our capital stock by any person (the "Ownership Limit"). Our Board of Directors may exempt a stockholder from the Ownership Limit if, prior to the exemption, our Board of Directors receives all information it deems necessary to determine or ensure our status as a REIT.

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

The Ownership Limits and Other Provisions of Our Charter May Delay or Prevent Transactions That Would Otherwise Be Beneficial to Our Stockholders

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

Our Stockholder Rights Plan and the Ownership Limit, as well as Certain Provisions of Our Charter and Bylaws, May Delay or Prevent Transactions that Stockholders May Deem to be Desirable

Under our Stockholder Rights Plan, if a stockholder acquires beneficial ownership of 15% or more of our common stock, other stockholders would become entitled to purchase our common stock at half the market price, which would likely result in substantial dilution to the 15% or greater stockholder. This, as well as the Ownership Limit described above and the additional provisions of our charter and bylaws described below, could have the effect of delaying or preventing a change in control or other transaction that might involve a premium price for our common stock or otherwise be considered by stockholders to be in their best interest.

As authorized by Maryland law, our charter permits our Board of Directors to authorize the issuance of additional authorized but unissued shares of our common or preferred stock, and to classify or reclassify unissued shares of common or preferred stock, without obtaining stockholder approval. The issuance of preferred stock could, in addition to reducing our ability to pay dividends on our common stock, make it more difficult for another party to gain control of Alexandria. In addition, our charter permits the removal of a director only upon two-thirds vote of the votes entitled to be cast at a meeting of stockholders and our bylaws require advance notice of a stockholder's intention to nominate directors or present business for consideration by stockholders at an annual meeting of our stockholders.

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

We believe that our insurance policy specifications, insured limits and deductibles are consistent with or superior to those customarily carried for similar properties. In addition, we require our tenants to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them.

We Could Incur Significant Costs Complying With Environmental Laws

Federal, state and local environmental laws and regulations may require us, as a current or prior owner or operator of real estate, to investigate and clean up hazardous or toxic substances or petroleum products released at or from any of our Properties. The cost of investigating and cleaning up contamination could be substantial. In addition, the presence of contamination, or the failure to properly clean it up, may adversely affect our ability to sell or rent an affected Property or to borrow funds using that Property as collateral.

Under environmental laws and regulations, we may have to pay governmental entities or third parties for property damage and for investigation and clean-up costs incurred by those parties relating to contaminated Properties regardless of whether we knew of or caused the contamination. Even if more than one person may have been responsible for the contamination, we may be held responsible for all of the clean-up costs. In addition, third parties may sue us for damages and costs resulting from environmental contamination or jointly responsible parties may contest their responsibility or be financially unable to pay their share of such costs.

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

Environmental laws and regulations also require the removal or upgrading of certain underground storage tanks and regulate:

    the discharge of storm water, wastewater and any water pollutants;
    the emission of air pollutants;
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

Independent environmental consultants have conducted Phase I or similar environmental assessments at all of our Properties. We intend to use consultants to conduct similar environmental assessments on our future acquisitions. This type of assessment generally includes a site inspection, interviews and a public records review, but no subsurface sampling. These assessments and certain additional investigations of our Properties have not to date revealed any environmental liability that we believe would have a material adverse effect on our business or results of operations.

The additional investigations included, as appropriate:

    asbestos surveys;
    radon surveys;
    lead surveys;
    additional public records review;
    subsurface sampling; and
    other testing.

Nevertheless, it is possible that the assessments on our Properties have not revealed, or that the assessments on future acquisitions will not reveal, all environmental liabilities. Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants and that could have a material adverse effect on our business.

We May Incur Significant Costs Complying With the American With Disabilities Act and Similar Laws

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

The Loss of Services of Any of Our Executive Officers Could Adversely Affect Us

We depend upon the services of relatively few executive officers. The loss of services of any one of our executive officers could have an adverse effect on our business, financial condition and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of Life Science Facilities and with major Life Science Industry tenants. We have employment agreements with most of our executive officers, but we cannot assure you that our executive officers will remain employed with us.

We May Change Our Business Policies Without Stockholder Approval

Our Board of Directors determines all of our business policies, with management's input, including our:

    status as a REIT;
    investment initiatives;
    growth management;
    debt incurrence;
    general financing;
    acquisition and selective development activities;
    shareholder distributions; and
    operations.

Our Board of Directors may amend or revise these policies at any time without a vote of our stockholders. A change in these policies could adversely affect our business and our ability to make distributions to our stockholders.

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

    our amount of cash available for distribution;
    our financial condition;
    any decision by our Board of Directors to reinvest funds rather than to distribute such funds;
    our capital expenditures;
    the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and
    other factors our Board of Directors deems relevant.

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

We have reserved for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (the "Plan") that number of shares of our common stock equal to 12% of the total number of shares outstanding at any time, provided that in no event may the number of shares of our common stock available for issuance under the Plan exceed 3,000,000 shares at any time.

As of December 31, 2000, there were options outstanding to purchase 901,000 shares of our common stock, of which options to purchase 519,001 shares of our common stock were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under the stock option plan. In addition, any shares issued under our stock option plan will be available for sale in the public market from time to time without restriction by persons who are not our Affiliates (as defined in Rule 144 adopted under the Securities Act). Affiliates will be able to sell shares of our common stock pursuant to exemptions from the registration requirements or upon registration.

Employees

As of December 31, 2000, we had 51 full-time employees and one part-time employee. We believe that we have good relations with our employees.

Item 2. Properties.

General.

Our Properties range in size from approximately 15,000 to 250,000 square feet, are built to accommodate single or multiple tenants and are generally one or two story concrete tilt-up, block and/or steel frame structures. The exteriors typically resemble traditional suburban office properties, but interior infrastructures are designed to accommodate the needs of Life Science Industry tenants. These improvements typically are generic to Life Science Industry tenants rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of Life Science Industry tenants. Generic infrastructure improvements include:

    reinforced concrete floors;
    upgraded roof loading capacity;
    increased floor to ceiling heights;
    heavy-duty HVAC systems;
    enhanced environmental control technology;
    significantly upgraded electrical, gas and plumbing infrastructure; and
    laboratory benches.

We own fee simple title in each of our Properties, except with respect to:

    1311, 1401 and 1431 Harbor Bay Parkway, in which we own a commercial condominium interest, together with an undivided interest in the common areas of the project of which the Property is a part; and
    2425 Garcia Avenue, 2400/2450 Bayshore Parkway, 2625/2627/2631 Hanover Street, 108 Alexander Road, Buildings 79 & 96, Charlestown Navy Yard, and 8000/9000/10000 Virginia Manor Road, in which we own ground leasehold interests.

As of December 31, 2000, we had 173 leases with a total of 155 tenants, and 40 of our Properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2000:

    approximately 83% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent;
    approximately 12% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
    approximately 92% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a consumer price index or other index; and
    approximately 84% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

Our leases also typically give us the right to review and approve tenant alterations to the Property. Generally, tenant-installed improvements to the facilities remain our property after termination of the lease at our election. However, we are permitted under the terms of most of our leases to require that the tenant remove the improvements and restore the premises to their original condition.

As of December 31, 2000, we managed all of our Properties.

The following table sets forth information with respect to our Properties as of December 31, 2000:

                                                                                                    Annualized
                                                                                PercentageAnnualized   Net
                                                                                   of       Base    Effective
                                                                                Aggregate Rent Per  Rent Per
                                              Rentable              Annualized  Portfolio  Leased    Leased
                                Year Built/    Square   Percentage     Base     Annualized Square    Square                    Major
          Properties            Renovated (1)   Feet    Leased (2) Rent (2) (3) Base Rent Foot (3)  Foot (4)                  Tenants
          ----------            ------------ ---------- ---------- ------------ --------- --------- --------- ---------------------------------------
San Diego

10933 North Torrey Pines         1971/1994     107,753        100%  $2,678,591       2.9%   $24.86    $20.17  The Scripps Research Institute
   Road                                                                                                       Advanced Tissue Sciences, Inc.
   San Diego, CA

3010 Science Park Road                 2000     74,557        100%   2,311,352       2.5%    31.00     24.79  IDEC Pharmaceuticals Corporation
   San Diego, CA

11099 North Torrey Pines         1986/1996      86,962        100%   2,385,064       2.6%    27.43     24.53  Pfizer, Inc.
   Road                                                                                                       Senomyx, Inc.
   San Diego, CA

3535 General Atomics Court       1986/1991      76,084        100%   2,683,633       2.9%    35.27     34.34  Merck & Co., Inc.
   San Diego, CA

3565 General Atomics Court          1991        43,600        100%   1,526,949       1.6%    35.02     35.02  Pfizer, Inc.
   San Diego, CA

11025 Roselle Street             1983/1998      18,173        100%     401,568       0.4%    22.10     17.24  Collateral Therapeutics, Inc.
   San Diego, CA                                                                                              Ciblex Corporation

4757 Nexus Centre Drive             1989        67,050        100%   2,107,557       2.3%    31.43     24.53  Matrix Pharmaceutical, Inc.
   San Diego, CA

6166 Nancy Ridge Drive              1997        29,333        100%     638,606       0.7%    21.77     15.44  Arena Pharmaceuticals, Inc.
   San Diego, CA

10505 Roselle Street                late        17,603        100%     434,473       0.5%    24.68     19.47  Structural GenomiX, Inc.
   San Diego, CA                1970's/1999

3770 Tansy Street                1978/1999      15,410        100%     409,171       0.4%    26.55     21.35  Structural GenomiX, Inc.
   San Diego, CA

3530 John Hopkins Court                2000     34,723        100%     671,101       0.7%    19.33     17.39  Merck & Co., Inc.
   San Diego, CA

3550 John Hopkins Court             1999        55,200        100%   1,096,769       1.2%    19.87     18.38  Merck & Co., Inc.
   San Diego, CA

9363 Towne Centre Drive             1987        45,030        100%     864,871       0.9%    19.21     19.16  Orincon Industries, Inc.
   San Diego, CA

9373 Towne Centre Drive             1987        52,228        100%   1,330,673       1.4%    25.48     21.99  Amylin Pharmaceuticals, Inc.
   San Diego, CA                                                                                              Vical Incorporated

9393 Towne Centre Drive          1987/2000      41,794         39%     395,601       0.4%    24.00     20.49  Arizeke Pharmaceuticals, Inc.
   San Diego, CA                                                                                              Nereus Pharmaceuticals, Inc.

11035 Roselle Street                1981        18,193        100%     447,548       0.5%    24.60     24.32  Selective Genetics, Inc.
   San Diego, CA

11045 Roselle Street             1981/1998      30,147        100%     741,901       0.8%    24.61     24.56  Integra Life Science Holdings Corporation
   San Diego, CA                                                                                              Universal Preservation Technologies, Inc.

11055 Roselle Street             1981/1995      22,577        100%     452,443       0.5%    20.04     20.04  Chiron Corporation
   San Diego, CA

11065 Roselle Street             1981/1999      17,433        100%     234,822       0.2%    13.47     13.47  Biosite Diagnostics Incorporated
   San Diego, CA

11075 Roselle Street             1981/1995      24,208        100%     485,128       0.5%    20.04     20.04  Chiron Corporation
   San Diego, CA

6146 Nancy Ridge Drive          early 1980's    23,391         -            -           -         -         - Vacant(5)
   San Diego, CA

Pasadena

129/153/161 North Hill Street   1940's/1950's   33,954         -            -           -         -         - Vacant(5)
   Pasadena, CA                    1960's

San Francisco Bay Area

1201 Harbor Bay Parkway          1983/1999      61,015        100%   1,003,690       1.1%    16.45     10.70  Avigen, Inc.
   Alameda, CA                                                                                                Lucent Technologies Inc.

1311 Harbor Bay Parkway          1984/2000      27,745         99%     494,190       0.5%    17.94     15.70  Berkeley Heartlab, Inc.
   Alameda, CA                                                                                                Pfizer, Inc.

1401 Harbor Bay Parkway          1986/1994      47,777        100%     757,820       0.8%    15.86     14.85  GeneTrace Systems Inc.
   Alameda, CA

1431 Harbor Bay Parkway          1985/1994      68,711        100%   1,413,968       1.5%    20.58     16.57  U.S. Food & Drug Administration
   Alameda, CA

819-863 Mitten Road & 866        1962/1997     153,584         83%   2,394,116       2.6%    18.86     16.23  Valentis, Inc.
   Malcolm Road                                                                                               Mills Peninsula Medical Group, Inc.
   Burlingame, CA                                                                                             U.S. Federal Aviation Administration

2625/2627/2631 Hanover Street    1968/1985/     32,074         74%     993,177       1.1%    41.99     31.57  Xenoport, Inc.
   Palo Alto, CA                       2000

2425 Garcia Avenue &             1980/2000      98,964        100%   3,892,447       4.2%    39.33     37.53  Equinix, Inc.
   2400/2450 Bayshore Parkway                                                                                 Google Inc.
   Mountain View, CA

2140 Durant Avenue                     1930     25,000         -            -           -         -         - Vacant(5)
   Berkeley, CA

Seattle

1102/1124 Columbia Street        1975/1997     209,361        100%   5,580,570       6.0%    26.66     23.88  Corixa Corporation
   Seattle, WA                                                                                                Fred Hutchinson Cancer Research Center

3000/3018 Western Avenue         1929/1990/     47,746        100%   1,458,386       1.6%    30.54     25.95  University of Washington
   Seattle, Washington                 2000

3005 First Avenue                1980/1990/     70,647        100%   2,313,877       2.5%    32.75     27.97  Dendreon Corporation
   Seattle, Washington                 2000

Suburban Washington, D.C.

300 Professional Drive           1989/1999      47,558        100%   1,318,581       1.4%    27.73     22.66  Antex Biologics Inc.
   Gaithersburg, MD                                                                                           Sciencewise, Inc.

401 Professional Drive              1987        62,739        100%   1,038,585       1.1%    16.55     16.55  The Gillette Company
   Gaithersburg, MD

25/35/45 West Watkins Mill       1989/1997     138,938        100%   1,984,161       2.1%    14.28     13.98  MedImmune, Inc.
   Road                                                                                                       Genetic Therapy, Inc.(6)
   Gaithersburg, MD

708 Quince Orchard Road          1982/1997      49,225        100%   1,461,699       1.6%    29.69     18.33  Gene Logic Inc.
   Gaithersburg, MD

940 Clopper Road                    1989        44,464         84%     717,123       0.8%    19.11     17.05  Advanced Pharma, Inc.
   Gaithersburg, MD                                                                                           BHC Securities, Inc.

1401 Research Boulevard             1966        48,800        100%    $722,904       0.8%    14.81     14.03  U.S. Bureau of Alcohol Tobacco and
   Rockville, MD                                                                                              Firearms

1500 East Gude Drive             1981/1986      45,989        100%     662,570       0.7%    14.41     13.25  bioMerieux Vitek, Inc.
   Rockville, MD                                                                                              MacroGenics, Inc.

1413 Research Boulevard          1967/1996/    105,000        100%   1,815,917       1.9%    17.29     15.65  U.S. Army Corps of Engineers
   Rockville, MD                       2000

1550 East Gude Drive             1981/1995      44,500        100%     735,374       0.8%    16.53     16.07  Shire Pharmaceuticals Group plc
   Rockville, MD

1330 Piccard Drive               1978/1994     131,511        100%   1,903,653       2.0%    14.48     14.43  Intracel Corporation
   Rockville, MD

14225 Newbrook Drive                1992       248,186        100%   4,341,125       4.7%    17.49     17.49  American Medical Laboratories, Inc.
   Chantilly, VA

8000/9000/10000 Virginia            1990       191,886        100%   2,178,585       2.3%    11.35      9.29  Neocera, Inc.
   Manor Road                                                                                                 Baxter International Inc.
   Beltsville, MD

10150 Old Columbia Road          1983/1997      75,500        100%   1,087,343       1.2%    14.40     11.37  Baxter International Inc.
   Columbia, MD

19 Firstfield Road               1974/2000      25,175        100%     622,955       0.7%    24.75     19.81  Psychiatric Genomics, Inc.
   Gaithersburg, MD                                                                                           Avalon Pharmaceuticals, Inc.

15020 Shady Grove Road              1987        41,062        100%     759,723       0.8%    18.50     10.29  Human Genome Sciences, Inc.
   Gaithersburg, MD

2001 Aliceanna Street              early       179,397         84%     864,230       0.9%     5.75      5.73  Maryland Economic Development Corporation
   Baltimore, MD                1950's/1995                                                                   The National Aquarium of Baltimore, Inc.

50 West Watkins Mill Road        1988/2000      57,410        100%     873,058       0.9%    15.21     13.37  Gene Logic Inc.
   Gaithersburg, MD

1201 Clopper Road                      2000     92,990        100%   2,671,063       2.9%    28.72     17.60  Digene Corporation
   Gaithersburg, MD

20 Firstfield Road                     1980     54,918         -            -           -         -         - Vacant(5)
   Gaithersburg, MD

22 Firstfield Road                     1980     53,595         39%      439130       0.5%    20.75     20.74  Provident Bank of Maryland
   Gaithersburg, MD

1300 Quince Orchard Road               1981     54,874        100%      812584       0.9%    14.81     14.73  Montgomery County, Maryland
   Gaithersburg, MD

Eastern Massachuetts

Buildings 79 & 96 Charlestown    1880/1991      24,940        100%     710,000       0.8%    28.47     26.34  Diacrin, Inc.
   Navy Yard
    Boston, MA

280 Pond Street                  1965/1990      24,867        100%     434,368       0.5%    17.47     17.47  Ares Advanced Technology, Inc.
   Randolph, MA

60 Westview Street                  1975        32,000        100%     960,000       1.0%    30.00     27.55  U.S. Environmental Protection Agency
   Lexington, MA

377 Plantation Street               1993        92,711        100%   2,185,082       2.3%    23.57     23.49  University of Massachusetts
   Worcester, MA                                                                                              Phytera, Inc.
                                                                                                              Elan Corporation plc

620 Memorial Drive              1920's/1997/    96,500        100%   3,947,688       4.2%    40.91     40.86  Pfizer, Inc.
   Cambridge, MA                       1999

One Innovation Drive                1991       113,956        100%   2,324,462       2.5%    20.40     19.41  AstraZeneca plc
   Worcester, MA                                                                                              ViaCell, Inc.
                                                                                                              GL Synthesis, Inc.

381 Plantation Street                  2000     92,245         69%   1,986,880       2.1%    31.32     24.65  AstraZeneca plc
   Worcester, MA

500 Arsenal Street               1978/1984      84,000         -            -           -         -         - Vacant(5)
   Watertown, MA

New Jersey/Suburban Philadelphia

215 College Road                 1968/1974/    106,036        100%   1,704,824       1.8%    16.08     14.64  Synaptic Pharmaceutical Corporation
   Paramus, NJ                      1984                                                                      Gryphon Development, Inc.

170 Williams Drive               1982/1994      37,000        100%     536,500       0.6%    14.50     14.49   Alteon Inc.
   Ramsey, NJ

100 Phillips Parkway            late 1960's/    74,000         70%   1,297,613       1.4%    24.95     24.09  Memory Pharmaceuticals Corp.
   Montvale, NJ                        1999

5100/5110 Campus Drive              1989        42,782        100%     585,624       0.6%    13.69     12.70  Genaera Corporation
   Plymouth Meeting, PA                                                                                       Pharmerica, Inc.

702 Electronic Drive             1983/1998      40,000        100%     937,527       1.0%    23.44     15.86  Cell Pathways, Inc.
   Horsham, PA

279 Princeton Parkway            1984/1999      42,600        100%     530,182       0.6%    12.45      8.45  Coelacanth Corporation
   Princeton, NJ

Southeast

100 Capitola Drive                  1986        65,114        100%     962,454       1.0%    14.89      9.29  American Social Health Association, Inc.
   Durham, NC                                                                                                 Batelle Survey Research, Inc.

800/801 Capitola Drive              1985       119,916         89%   1,579,971       1.7%    14.72     12.62  Triangle Laboratories, Inc.
   Durham, NC                                                                                                 Ventana Communications Group
                                                                                                              Integrated Laboratory Systems, Inc.

150/154 Technology Parkway       1976/1985/     37,080         44%     178,541       0.2%    10.82     10.51  CytRx Corporation
   Norcross, GA                     1993

5 Triangle Drive                    1981        32,120        100%     486,825       0.5%    15.16     14.85  Mantech Environmental Technology, Inc.
   Research Triangle Park, NC

108 Alexander Road                     2000     86,239        100%   2,032,996       2.2%    23.57     22.54  Paradigm Genetics, Inc.
   Research Triangle Park, NC

7030 Kit Creek Road                    1995     40,800         75%     204,000       0.2%     6.67      6.64  Larscom Incorporated
   Research Triangle Park, NC

Total/Weighted Average (7):                  4,856,650       90.8% $93,195,962       100%   $21.12    $18.68
                                             ========== ========== ============ ========= ========= =========

________________

(1) Includes year in which construction was completed and, where applicable, year of most recent major renovation.

(2) Based on all leases at the respective Property in effect as of December 31, 2000.

(3) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 2000 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases. This amount, divided by the rentable square feet leased at the Property as of December 31, 2000, is the Annualized Base Rent per Leased Square Foot.

(4) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 2000, less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions. This amount, divided by the rentable square feet leased at the Property as of December 31, 2000, is the Annualized Net Effective Rent per Leased Square Foot.

(5) All or a significant portion of this Property is currently under redevelopment.

(6) Genetic Therapy, Inc. is a wholly owned subsidiary of Novartis AG.

(7) Weighted Average based on a percentage of aggregate leased square feet.

Location of Properties

The following table sets forth, as of December 31, 2000, the total rentable square footage and annualized base rent of our Properties in each of our existing markets.

                                Total Rentable % of Total Rentable   Annualized   % of Annualized
Geographic Area                 Square Footage   Square Footage    Base Rent (1)     Base Rent
---------------                 -------------- ------------------- -------------- ----------------

San Diego                             901,449                18.5%   $22,297,822             23.9%

Pasadena                               33,954                 0.7%            -               0.0%

San Francisco Bay Area                514,870                10.6%    10,949,408             11.7%

Seattle                               327,754                 6.7%     9,352,833             10.0%

Suburban Washington, D.C            1,793,717                36.9%    27,010,362             29.0%

Eastern Massachusetts                 561,219                11.6%    12,548,481             13.5%

New Jersey/Suburban Philadelphi       342,418                 7.1%     5,592,270              6.0%

Southeast                             381,269                 7.9%     5,444,787              5.9%
                                -------------- ------------------- -------------- ----------------
       Total                        4,856,650               100.0%   $93,195,963            100.0%
                                ============== =================== ============== ================

________________

(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 2000 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

Tenants

Our Properties are leased principally to tenants in a broad spectrum of sectors within the Life Science Industry. The following table sets forth information regarding leases with our 20 largest tenants based upon Annualized Base Rent as of December 31, 2000.

20 Largest Tenants

                                       Remaining                                                                      Percentage
                                       Initial                                            Percentage                 of Aggregate
                                        Lease   Approximate   Percentage                 of Aggregate   Annualized     Portfolio
                               Number    Term    Aggregate   of Aggregate   Annualized    Portfolio   Net Effective   Annualized
                                 of       in      Rentable      Leased    Base Rent (in   Annualized     Rent (in    Net Effective
            Tenant             Leases   Years   Square Feet  Square Feet  thousands) (1)  Base Rent   thousands) (2)     Rent
            ------             ------- -------- ------------ ------------ -------------- ------------ -------------- -------------

Pfizer, Inc.                        4     11.3      185,429          4.2%        $6,672          7.2%        $6,652           8.1%
                                           4.8
                                           0.8

Merck & Co., Inc.                   3      9.8      166,007          3.8%         4,451          4.8%         4,231           5.1%

American Medical                    1     16.0      248,186          5.6%         4,341          4.6%         4,341           5.3%
   Laboratories, Inc.

AstraZeneca plc                     2      2.2      117,509          2.7%         3,070          3.3%         2,712           3.3%
                                           1.4

Digene Corporation                  1      9.0       92,990          2.1%         2,671          2.9%         1,637           2.0%

Corixa Corporation                  1      4.0       69,997          1.6%         2,648          2.8%         2,404           2.9%

Equinix, Inc.                       1      6.3       56,332          1.3%         2,457          2.6%         2,394           2.9%

Gene Logic Inc.                     2     10.0      106,635          2.4%         2,335          2.5%         1,670           2.0%
                                           6.9

Dendreon Corporation                1      8.0       70,647          1.6%         2,314          2.5%         1,976           2.4%

IDEC Pharmaceuticals                1      9.5       74,557          1.7%         2,311          2.5%         1,848           2.2%
   Corporation

Matrix Pharmaceutical, Inc.         1     10.2       67,050          1.5%         2,107          2.3%         1,644           2.0%

Paradigm Genetics, Inc.             2      9.9       86,239          2.0%         2,033          2.2%         1,944           2.4%
                                           9.8

Advanced Tissue                     2      5.0       84,524          1.9%         2,030          2.2%         1,775           2.2%
   Sciences, Inc.

Intracel Corporation                1      6.1      131,511          3.0%         1,904          2.1%         1,898           2.3%

U.S. Army Corps of                  1      1.4      105,000          2.4%         1,816          1.9%         1,643           2.0%
   Engineers

Baxter International Inc.           3      7.2      130,313          3.0%         1,813          1.9%         1,255           1.5%
                                           0.2

Senomyx, Inc.                       1      1.0       60,056          1.4%         1,531          1.6%         1,279           1.6%

University of Washington            1     13.1       47,746          1.1%         1,458          1.6%         1,239           1.5%

Google Inc.                         1      3.6       42,632          1.0%         1,436          1.5%         1,320           1.6%

U.S. Food & Drug                    1     13.1       68,711          1.6%         1,414          1.5%         1,138           1.4%
   Administration
                               ------- -------- ------------ ------------ -------------- ------------ -------------- -------------
Total/Weighted Average (3):        31      3.6    2,012,071         45.9%       $50,812         54.5%       $45,000          54.7%
                               ======= ======== ============ ============ ============== ============ ============== =============

________________

(1) Annualized Base Rent means the annualized fixed base rental amount in effect as of December 31, 2000 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

(2) Annualized Net Effective Rent is the Annualized Base Rent in effect as of December 31, 2000 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortized tenant improvements and leasing commissions.

(3) Weighted Average based on percentage of aggregate leased square feet.

Item 3. Legal Proceedings

To our knowledge, no litigation is pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance or which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On March 28, 2001, the last reported sales price per share of our common stock was $37.20, and there were approximately 241 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

                                                            Per Share
Period                                   High       Low    Disribution
------                                   ----       ---    ------------
1999
First Quarter.........................  31-9/16   25-1/8        $0.40
Second Quarter........................    33      24-7/8        $0.43
Third Quarter.........................  31-7/16   28-7/8        $0.43
Fourth Quarter........................    32      27-3/4        $0.43

2000
First Quarter.........................    32        29          $0.43
Second Quarter........................  34-7/8      30          $0.43
Third Quarter.........................  37-1/8    31-1/2        $0.43
Fourth Quarter........................  38-9/16   33-1/8        $0.43

Future distributions on our common stock will be determined by our Board of Directors and will be dependent upon a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. We cannot assure you that we will make any future distributions.

Item 6. Selected Financial Data

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                               Year Ended December 31
                                                       ---------------------------------------------------------------
                                                          2000         1999         1998         1997         1996
                                                       -----------  -----------  -----------  -----------  -----------
                                                                   (Dollars in thousands, except per share amounts)
Operating Data:
Total revenue ....................................... $  $106,910  $   $86,262  $   $61,016  $   $34,846  $   $17,673
Total expenses ......................................      80,901       64,209       41,613       37,643       15,498
                                                       -----------  -----------  -----------  -----------  -----------
Net income (loss).................................... $    26,009  $    22,053  $    19,403  $    (2,797) $     2,175
                                                       ===========  ===========  ===========  ===========  ===========
Net income (loss) per share of common stock (pro
   forma for 1997, pro forma and restated for 1996)
     - Basic ........................................ $      1.55  $      1.48  $      1.60  $     (0.35) $      0.60
                                                       ===========  ===========  ===========  ===========  ===========
     - Diluted ...................................... $      1.52  $      1.46  $      1.58  $     (0.35) $      0.60
                                                       ===========  ===========  ===========  ===========  ===========
Weighted average shares of common stock
   outstanding (pro forma for 1997, pro forma
   and restated for 1996) (1)
     - Basic ........................................  14,460,711   13,525,840   12,098,959    8,075,864    3,642,131
                                                       ===========  ===========  ===========  ===========  ===========
     - Diluted ......................................  14,699,478   13,670,568   12,306,470    8,075,864    3,642,131
                                                       ===========  ===========  ===========  ===========  ===========
Cash dividends declared per share of common
   stock (pro forma for 1997, pro forma and
   restated for 1996) ............................... $      1.72  $      1.69  $      1.60  $      1.60  $      0.87
                                                       ===========  ===========  ===========  ===========  ===========
Balance Sheet Data (at year end):
Rental properties - net of accumulated depreciation.. $   679,653      554,706      471,907      227,076      146,960
Total assets ........................................ $   780,984      643,118      530,296      248,454      160,480
Secured notes payable and unsecured line of credit .. $   431,256      350,512      309,829       70,817      113,182
Total liabilities ................................... $   461,832      380,535      330,527       81,537      120,907
Mandatorily redeemable Series V preferred stock ..... $        -   $        -   $        -   $        -        25,042
Stockholders' equity ................................ $   319,152      262,583      199,769      166,917       14,531

Other Data:
Net income (loss) ................................... $    26,009       22,053       19,403       (2,797)       2,175
Less:
Dividends on preferred stock ........................      (3,666)      (2,036)          -            -            -
Add:
Depreciation and amortization .......................      24,251       18,532       10,296        4,866        2,405
                                                       ----------- ------------ ------------ ------------  -----------
Funds from operations (2) ........................... $    46,594       38,549       29,699        2,069        4,580
                                                       =========== ============ ============ ============  ===========
Cash flows from operating activities ................ $    32,931       46,011       26,111        3,883       (1,646)
Cash flows from investing activities ................ $  (132,480)    (113,549)    (246,753)     (87,620)     (94,900)
Cash flows from financing activities ................ $    98,879       69,430      220,136       84,101       97,323
Number of properties owned at year end ..............          75           58           51           22           12
Rentable square feet of properties owned
   at year end ......................................   4,856,650    4,046,126    3,588,154    1,747,837    1,031,070
Occupancy of properties owned at year end ...........       91% (3)      92% (3)      93% (3)       0.97         0.97

(1) Pro forma shares of common stock outstanding for the years ended December 31, 1997 and 1996 include all shares outstanding after giving effect to the initial public offering (the "Offering"), weighted for the period beginning from the date of the Offering, conversion of all series of preferred stock, the 1,765.923 to 1 stock split, the issuance of the stock grants and exercise of substitute stock options.
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
(3) Includes properties under redevelopment. Excluding properties under redevelopment, our properties were approximately 98%, 96% and 96% leased as of December 31, 2000, 1999 and 1998, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The terms "we," "our," "ours" and "us" as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

We are a publicly traded real estate operating company focused principally on the ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of high quality, strategically located properties containing office/laboratory space leased principally to tenants in the life science industry (we refer to these properties as "Life Science Facilities").

In 2000, we:

    Sold 1,625,000 shares of common stock in two transactions, resulting in aggregate proceeds of approximately $52.1 million, net of underwriting discounts and commissions and other offering costs.
    Expanded our unsecured line of credit to provide for borrowings of up to $325 million.
    Acquired 12 properties with an aggregate of approximately 449,000 rentable square feet. In addition, we completed the development of five properties with approximately 381,000 rentable square feet.

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 75 properties we owned as of December 31, 2000, four were acquired in 1994, eight in 1996, ten in 1997, 29 in 1998 (the "1998 Properties"), six in 1999 and 12 in 2000. In addition, we completed the development of one property in 1999 (together with the six properties acquired in 1999, the "1999 Properties") and five properties in 2000 (together with the 12 properties acquired in 2000, the "2000 Properties"). As a result of these acquisition and development activities, there were significant increases in total revenues and expenses for 2000 as compared to 1999, and for 1999 as compared to 1998.

Results of Operations

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

Rental revenue increased by $14.1 million, or 21%, to $82.5 million for 2000 compared to $68.4 million for 1999. The increase resulted primarily from the 1999 Properties being owned for a full period and the addition of the 2000 Properties. Rental revenue from properties operating for a full year during 1999 and 2000 (the "2000 Same Properties") increased by $1.7 million, or 3.0%, due to increases in rental rates and occupancy.

Tenant recoveries increased by $4.6 million, or 28%, to $20.9 million for 2000 compared to $16.3 million for 1999. The increase resulted primarily from the 1999 Properties being owned for a full period and the addition of the 2000 Properties. Tenant recoveries for the 2000 Same Properties increased by $2.3 million, or 17.1%, primarily due to increases in certain recoverable operating expenses.

Interest and other income increased by $2.0 million, or 129%, to $3.5 million for 2000 compared to $1.5 million for 1999, resulting primarily from $1.4 million of investment income and $424,000 in service fee income.

Rental operating expenses increased by $2.9 million, or 15%, to $21.9 million for 2000 compared to $19.0 million for 1999. The increase resulted primarily from the 1999 Properties being owned for a full period and the addition of the 2000 Properties. Operating expenses for the 2000 Same Properties increased by $1.0 million, or 5.9%, primarily due to an increase in tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries) partially offset by the fact that third party management fees are no longer incurred at certain properties.

The following is a comparison of property operating data for the 2000 Same Properties computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight-line rent adjustments required by GAAP ("Cash Basis") (dollars in thousands):

                                             For the Year Ended
                                               December 31,
                                          ----------------------
                                             2000        1999       Change
                                          ----------  ----------  ----------
GAAP Basis:
Revenue                                  $   74,620  $   70,210         6.3%
Rental operating expenses                    17,070      16,116         5.9%
                                          ----------  ----------  ----------
Net operating income                     $   57,550  $   54,094         6.4%
                                          ==========  ==========  ==========
Cash Basis:
Revenue                                  $   73,097  $   68,065         7.4%
Rental operating expenses                    17,070      16,116         5.9%
                                          ----------  ----------  ----------
Net operating income                     $   56,027  $   51,949         7.9%
                                          ==========  ==========  ==========

General and administrative expenses increased by $2.0 million, or 29%, to $9.0 million for 2000 compared to $7.0 million for 1999 due to the continued increase in the scope of our operations.

Interest expense increased by $6.1 million, or 31%, to $25.8 million for 2000 compared to $19.7 million for 1999. The increase resulted from (a) indebtedness incurred to acquire the 1999 and 2000 Properties, (b) indebtedness incurred to finance development properties which have been completed and (c) an increase in the floating interest rate on our line of credit. The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) increased from 7.33% as of December 31, 1999 to 8.32% as of December 31, 2000. We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see "Liquidity and Capital Resources - Unsecured Line of Credit").

Depreciation and amortization increased by $5.8 million, or 31%, to $24.3 million for 2000 compared to $18.5 million for 1999. The increase resulted primarily from depreciation associated with the 1999 Properties being owned for a full period and the addition of the 2000 Properties.

As a result of the foregoing, net income was $26.0 million for 2000 compared to $22.1 million for 1999.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

Rental revenue increased by $19.9 million, or 41%, to $68.4 million for 1999 compared to $48.5 million for 1998. The increase resulted primarily from the 1998 Properties being owned for a full period and the addition of the 1999 Properties. Rental revenue from properties operating for a full year during 1998 and 1999 (the "1999 Same Properties") increased by $1.1 million, or 3.8%, due to increases in rental rates and occupancy.

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

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the 1999 Same Properties (dollars in thousands):

                                             For the Year Ended
                                               December 31,
                                          ----------------------
                                             1999        1998       Change
                                          ----------  ----------  ----------
GAAP Basis:
Revenue                                  $   37,109  $   35,244         5.3%
Rental operating expenses                     8,435       7,724         9.2%
                                          ----------  ----------  ----------
Net operating income                     $   28,674  $   27,520         4.2%
                                          ==========  ==========  ==========
Cash Basis (1):
Revenue                                  $   34,427  $   31,839         8.1%
Rental operating expenses                     7,902       7,176        10.1%
                                          ----------  ----------  ----------
Net operating income                     $   26,525  $   24,663         7.5%
                                          ==========  ==========  ==========
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

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for 2000 decreased by $13.1 million to $32.9 million compared to $46.0 million for 1999. The decrease resulted primarily from increases in deferred rent associated with new leases and increases in other assets resulting from leasing costs incurred during the year and loan costs incurred in connection with the renewal of our unsecured line of credit in February 2000.

Net cash used in investing activities increased by $19.0 million to $132.5 million for 2000 compared to $113.5 million for 1999. The increase was primarily due to a higher level of property redevelopment costs incurred and increased investment activity.

Net cash provided by financing activities increased by $29.5 million to $98.9 million for 2000 compared to $69.4 million for 1999. Cash provided by financing activities for 2000 primarily consisted of net proceeds from our unsecured line of credit, secured debt and issuances of common stock and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders. Cash provided by financing activities for 1999 primarily consisted of net proceeds from the issuance/repurchase of our common stock, issuance of preferred stock and borrowings of secured debt, partially offset by principal reductions on our secured debt, principal reductions on our unsecured line of credit and distributions to stockholders.

Commitments

As of December 31, 2000, we were committed under the terms of certain leases to complete the construction of buildings and certain related improvements at a remaining aggregate cost of $21.4 million.

As of December 31, 2000, we were also committed to fund approximately $38.5 million for the construction of building infrastructure improvements under the terms of various leases and for certain investments.

Restricted Cash

Restricted cash consists of the following (in thousands):

                                                           December 31,
                                                      ----------------------
                                                         2000        1999
                                                      ----------  ----------
Funds held in trust as additional security
    required under the terms of certain
    secured notes payable                            $    5,103  $    2,982

Security deposit funds based on the terms
    of certain lease agreements                           1,892       1,699
                                                      ----------  ----------
                                                     $    6,995  $    4,681
                                                      ==========  ==========

Secured Debt

Secured debt as of December 31, 2000 consists of the following (dollars in thousands):

                                      Balance at     Stated
                                     December 31,   Interest
Collateral                               2000         Rate        Maturity Date
------------------------------------ ------------ -------------  ---------------

One Innovation Drive,
   Worcester, MA (1)                     $11,276          8.75%  January 2006
100/800/801 Capitola Drive,
   Durham, NC                             12,314          8.68%  December 2006
20/22 Firstfield Road, Gaithersburg,
   MD and 1300 Quince Orchard Road,
   Gaithersburg, MD                        9,998          8.25%  August 2007
620 Memorial Drive,
   Cambridge, MA (2)                      19,513         9.125%  October 2007
14225 Newbrook Drive, Chantilly,
   VA and 3000/3018 Western
   Avenue, Seattle, WA                    35,646          7.22%  May 2008
377 Plantation Street, Worcester,
   MA and 6166 Nancy Ridge Drive,
   San Diego, CA                          18,798          8.71%  December 2009
25/35/45 W. Watkins Mill Road,
   Gaithersburg, MD and 708 Quince
   Orchard Road, Gaithersburg, MD         24,675          8.33%  November 2010
1431 Harbor Bay Parkway,
   Alameda, CA                             6,018         7.165%  January 2014
3535/3565 General Atomics Court,
   San Diego, CA                          16,499          9.00%  December 2014
1102/1124 Columbia Street,
   Seattle, WA                            19,520          7.75%  May 2016
1201 Clopper Road,
    Gaithersburg, MD (3)                  18,981   LIBOR + 1.75% January 2002
341/343 Oyster Point Boulevard
   (development project),
    San Francisco, CA (4)                   7018   LIBOR + 1.70% June 2003
                                     ------------
                                        $200,256
                                     ============
(1) The balance shown includes an unamortized premium of $611,000; the effective rate of the loan is 7.25%.
(2) The balance shown includes an unamortized premium of $1,845,000; the effective rate of the loan is 7.25%.

(3) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $19,000,000.

(4) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.

The following is a summary of the scheduled principal payments for our secured debt as of December 31, 2000 (in thousands):

                     Year               Amount
            -----------------------   -----------

            2001                     $     3,885
            2002                          23,183
            2003                          11,563
            2004                           4,199
            2005                          12,361
            Thereafter                   142,609
                                      -----------
            Subtotal                     197,800
            Unamortized premium            2,456
                                      -----------
                                     $   200,256
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

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire or complete the development of additional unencumbered properties, borrowings available under the line of credit will increase up to the maximum of $325 million. As of December 31, 2000, borrowings under the line of credit were limited to approximately $303 million and carried a weighted average interest rate of 8.32%.

The line of credit expires February 2003 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

We utilize interest rate swap agreements to hedge our exposure to variable interest rates associated with our unsecured line of credit. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements.

                                                           Notional     Interest
Transaction Date    Effective Date    Termination Date      Amount      Pay Rate
----------------   ----------------   ----------------   ------------   --------
October 1999       December 8, 1999     May 31, 2001     $50,000,000      6.500%

January 2000 (1)   January 31, 2000   December 31, 2001  $50,000,000      7.250%(2)

April 2000           May 20, 2000     January 2, 2003    $50,000,000      6.995%

July 2000            May 31, 2001       May 31, 2003     $50,000,000      7.070%

January 2001       January 31, 2001   December 31, 2002  $50,000,000      6.350%
(1) This interest rate swap agreement was terminated and replaced with another interest rate swap agreement in January 2001.
(2) The interest pay rate from December 30, 2000 through December 31, 2001 is 7.25%. The interest pay rate prior to December 30, 2000 was 6.5% from February 1, 2000 to March 31, 2000, 6.75% from April 1, 2000 to July 31, 2000 and 7.00% from August 1, 2000 to December 29, 2000.

With respect to our swap agreements, we are exposed to losses in the event the financial institution is unable to perform under the agreements, or in the event one month LIBOR is less than the agreed-upon fixed interest rates. The fair value of the swap agreements outstanding as of December 31, 2000 and changes in their fair value as a result of changes in market interest rates are not recognized in the financial statements.

Other Resources and Liquidity Requirements

In April 2000, we sold 500,000 shares of common stock to an institutional investor. The shares were issued at a price of $29.39 per share, resulting in aggregate proceeds of approximately $14.2 million, net of offering costs.

In October 2000, we completed a public offering of 1,125,000 shares of common stock. The shares were issued at a price of $33.8731 per share, resulting in aggregate proceeds of approximately $37.9 million, net of underwriting discounts and commissions and other offering costs.

We expect to continue meeting our short-term liquidity and capital requirements generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to make distributions necessary to enable us to continue qualifying as a REIT. We also believe that net cash provided by operating activities will be sufficient to fund our recurring non- revenue enhancing capital expenditures, tenant improvements and leasing commissions.

We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development and redevelopment activities, scheduled debt maturities, expansions and other non-recurring capital improvements, through excess net cash provided by operating activities, long-term secured and unsecured borrowings, including borrowings under the line of credit and the issuance of additional debt and/or equity securities.

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

Capital Expenditures, Tenant Improvements and Leasing Costs

The following table shows total and weighted average per square foot capital expenditures, tenant improvements and leasing costs related to our Life Science Facilities (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, attributable to leases that commenced at our properties after our acquisition.

                                      Total/
                                     Weighted
                                      Average       2000         1999        1998        1997        1996
                                    -----------  -----------  ----------  ----------  ----------  ----------
Capital expenditures:
   Weighted average square feet
     in portfolio                   13,070,186    4,448,916   3,823,290   2,891,863   1,342,216     563,901
   Property related capital
     expenditures                  $ 2,325,000  $   778,000  $  478,000  $  341,000  $  547,000  $  181,000
   Per weighted average square
     foot in portfolio             $      0.18  $      0.17  $     0.13  $     0.12  $     0.41  $     0.32

Tenant improvements and leasing
costs:
  Retenanted space (1):
   Retenanted square feet              642,215      112,286     220,397      88,181      40,953     180,398
   Tenant improvements and
     leasing costs                 $ 4,112,000  $   796,000  $1,454,000  $  478,000  $  164,000  $1,220,000
   Per square foot leased          $      6.40  $      7.09  $     6.60  $     5.42  $     4.00  $     6.76

  Renewal space:
   Renewal square feet                 430,017      233,017      93,667      77,038       1,232      25,063
   Tenant improvements and
     leasing costs                 $   342,000  $   124,000  $  149,000  $   69,000  $       --  $       --
   Per square foot leased          $      0.80  $      0.53  $     1.59  $     0.90  $       --  $       --

  Excludes space that has undergone redevelopment before retenanting. If redevelopment space was included as retenanted space, retenanted square feet for 2000 would be 266,163, tenant improvements and leasing costs would be $5,375,000 and costs per square foot would be $20.19.

Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. Approximately 84% of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures required.

Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property characteristics, the type of lease (renewal tenant or retenanted space), the involvement of external leasing agents and overall competitive market conditions.

Inflation

As of December 31, 2000, approximately 83% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 12% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 92% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit.

Funds from Operations

We believe that funds from operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its October 1999 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because a portion of FFO is needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Cash Flows" for information regarding these measures of cash flow.)

The following table presents our FFO for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                Year Ended December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------

Net income                                  $26,009     $22,053     $19,403
Less:
   Dividends on preferred stock              (3,666)     (2,036)        -
Add:
   Depreciation and amortization             24,251      18,532      10,296
                                          ----------  ----------  ----------
Funds from operations                       $46,594     $38,549     $29,699
                                          ==========  ==========  ==========

Property and Lease Information

The following table is a summary of our property portfolio as of December 31, 2000 (dollars in thousands):

                                                  Rentable    Annualized
                                      Number of    Square       Base     Occupancy
                                      Properties    Feet        Rent    Percentage
                                      ---------- -----------  --------- -----------

Suburban Washington D.C.                     19   1,685,204  $  26,571        97.9%(1)
California - San Diego                       19     836,264     21,902       100.0%
California - San Francisco Bay                6     399,424      9,115        99.8%(1)
Southeast                                     5     340,469      5,241        90.3%(1)
New Jersey/Suburban Philadelphia              5     268,418      4,295       100.0%
Eastern Massachusetts                         6     384,974     10,561       100.0%
Washington - Seattle                          3     327,754      9,353       100.0%
                                      ---------- -----------  --------- -----------
Subtotal                                     63   4,242,507     87,038        98.4%
Redevelopment Properties                     12     614,143      6,158        39.0%
                                      ---------- -----------  --------- -----------
Total                                        75   4,856,650  $  93,196        90.8%
                                      ========== ===========  ========= ===========

(1) Substantially all of the vacant space is office or warehouse space.

The following table shows certain information with respect to the lease expirations of our properties as of December 31, 2000:

                                       Square     Square Footage   Annualized Base
           Year of      Number of    Footage of   as a Percentage  Rent of Expiring
            Lease       Expiring      Expiring      of Leased        Leases (Per
          Expiration     Leases        Leases       Portfolio       Square Foot)
          ----------   -----------   ----------   --------------   ---------------

          2001                 48      651,925             14.8%           $19.86
          2002                 26      436,759              9.9%           $18.72
          2003                 22      462,864             10.5%           $19.39
          2004                 19      378,109              8.6%           $19.32
          2005                 15      308,470              7.0%           $25.70
          Thereafter           43    2,174,133             49.2%           $22.02

The following table is a summary of our lease activity for the year ended December 31, 2000 computed on a GAAP Basis and on a Cash Basis:

                                                                               Rental     TI's/Lease    Average
                                    Number     Square    Expiring      New      Rate     Commissions     Lease
                                   of Leases   Footage     Rate       Rate    Increase     per foot      Term
                                  ----------- ---------  ---------  --------- ---------  ------------ -----------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                             63   616,313     $21.57       -         -           -            -
    GAAP Rent                             63   616,313     $21.29       -         -           -            -
Renewed / Released Space
    Cash Rent                             40   499,180     $22.21     $24.44      10.0%       $11.02     4.5 Years
    GAAP Rent                             40   499,180     $21.92     $25.40      15.9%       $11.02     4.5 Years
Month-to-Month Leases
    Cash Rent                             11    63,100     $12.11     $12.41       2.5%       -            -
    GAAP Rent                             11    63,100     $11.71     $12.41       6.0%       -            -
Total Leasing
    Cash Rent                             51   562,280     $21.07     $23.09       9.6%       -            -
    GAAP Rent                             51   562,280     $20.77     $23.91      15.3%       -            -

Vacant Space Leased
    Cash Rent                             13   345,660       -        $22.88      -           $15.10     7.6 Years
    GAAP Rent                             13   345,660       -        $24.75      -           $15.10     7.6 Years

All Lease Activity
    Cash Rent                             64   907,940       -        $23.01      -           -            -
    GAAP Rent                             64   907,940       -        $24.25      -           -            -

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

In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and the legal enforceability of hedging contracts.

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreements, the current effects of interest rate changes are reduced. Based on interest rates at, and our swap agreements in effect on, December 31, 2000, a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $810,000. A 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $810,000. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $9.9 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $11.7 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference from the section entitled "Board of Directors, Executive Officers and Senior Management" contained in our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 27, 2001 (the "2001 Statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from the section entitled "Board of Directors, Executive Officers and Senior Management - Executive Compensation" contained in our 2001 Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Management and Principal Stockholders" contained in our 2001 Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

(b) Reports on Form 8-K

Alexandria did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

(c) Exhibits.
Exhibit Number	Exhibit Title
3.1++	Articles of Amendment and Restatement of Alexandria
3.2++	Certificate of Correction of Alexandria
3.3*++	Bylaws of Alexandria (as amended, adopted February 4, 2000; effective February 16, 2000)
3.4*++	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the MGCL
3.5*++	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock
3.6+**	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock of Alexandria
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
10.15*+

Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to Alexandria's Amended and Restated 1997 Stock Award and Incentive Plan

10.16+*+

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

10.17**+	Form of International Swap Dealers Association, Inc. Master Agreement and related Schedule and Confirmation between BankBoston, N.A. and Alexandria, dated as of August 31, 1998
10.18+*	Share Exchange Agreement, dated as of February 26, 1999, between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation
10.19+*	First Amendment to Share Exchange Agreement, dated as of March 10, 1999, by and between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation
10.20+*	Second Amendment to Share Exchange Agreement, dated as of March 11, 1999, by and between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation
10.21+*	Escrow and Security Agreement, dated as of March 11, 1999, among Alexandria Real Estate Equities, Inc., Health Science Properties Holding Corporation and Cedars Bank
10.22+*	Registration Rights Agreement, dated as of March 11, 1999, by and among Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation (together with its permitted assigns)
10.23	Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Joel S. Marcus, dated September 4, 2000
10.24	Amendment to Executive Employment Agreement between Alexandria and James H. Richardson, dated September 4, 2000
10.25	Second Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated September 4, 2000
10.26	Amended and Restated Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated June 27, 2000
10.27++*	Executive Employment Agreement between Alexandria and Laurie A. Allen, dated January 5, 2000
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries of Alexandria
23.1	Consent of Ernst & Young LLP

___________________

+ Incorporated by reference to Alexandria's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997
* Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998
** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998
*** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998, filed with the Commission on August 18, 1998
**+ Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 15, 1999
+* Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Commission on May 17, 1999
+** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Commission on August 13, 1999
*+ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 15, 1999
*++ Incorporated by reference to Alexandria's Current Report on Form 8-K, filed with the Commission on February 10, 2000
+*+ Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 29, 2000
++* Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed with the Commission on May 15, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated March 30, 2001	By: /s/ Joel S. Marcus Joel S. Marcus Chief Executive Office

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

Signature	Title	Date
/s/ JERRY M. SUDARSKY Jerry M. Sudarsky	Chairman of the Board of Directors	March 26, 2001
/s/ JOEL S. MARCUS Joel S. Marcus	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2001
/s/ JAMES H. RICHARSON James H. Richardson	President and Director	March 26, 2001
/s/ PETER J. NELSON Peter J. Nelson	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ RICHARD B. JENNINGS Richard B. Jennings	Director	March 26, 2001
/s/ DAVID M. PETRONE David M. Petrone	Director	March 26, 2001
/s/ ANTHONY M. SOLOMON Anthony M. Solomon	Director	March 26, 2001
/s/ ALAN G. WALTON Alan G. Walton	Director	March 30, 2001

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1++	Articles of Amendment and Restatement of Alexandria
3.2++	Certificate of Correction of Alexandria
3.3*++	Bylaws of Alexandria (as amended, adopted February 4, 2000; effective February 16, 2000)
3.4*++	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the MGCL
3.5*++	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock
3.6+**	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock of Alexandria
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
10.15*+

Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to Alexandria's Amended and Restated 1997 Stock Award and Incentive Plan

10.16+*+

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

10.17**+	Form of International Swap Dealers Association, Inc. Master Agreement and related Schedule and Confirmation between BankBoston, N.A. and Alexandria, dated as of August 31, 1998
10.18+*	Share Exchange Agreement, dated as of February 26, 1999, between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation
10.19+*	First Amendment to Share Exchange Agreement, dated as of March 10, 1999, by and between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation
10.20+*	Second Amendment to Share Exchange Agreement, dated as of March 11, 1999, by and between Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation
10.21+*	Escrow and Security Agreement, dated as of March 11, 1999, among Alexandria Real Estate Equities, Inc., Health Science Properties Holding Corporation and Cedars Bank
10.22+*	Registration Rights Agreement, dated as of March 11, 1999, by and among Alexandria Real Estate Equities, Inc. and Health Science Properties Holding Corporation (together with its permitted assigns)
10.23	Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Joel S. Marcus, dated January 1, 2000
10.24	Amendment to Executive Employment Agreement between Alexandria and James H. Richardson, dated January 1, 2000
10.25	Second Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated January 1, 2000
10.26	Amended and Restated Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated January 1, 2000
10.27++*	Executive Employment Agreement between Alexandria and Laurie A. Allen, dated February 5, 2000
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries of Alexandria
23.1	Consent of Ernst & Young LLP

___________________

+ Incorporated by reference to Alexandria's Registration Statement on Form S-11 (No. 333-23545), declared effective by the Commission on May 27, 1997
++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 14, 1997
+++ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Commission on November 14, 1997
* Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998
** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 14, 1998
*** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q/A for the period ended June 30, 1998, filed with the Commission on August 18, 1998
**+ Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 15, 1999
+* Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Commission on May 17, 1999
+** Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Commission on August 13, 1999
*+ Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Commission on November 15, 1999
*++ Incorporated by reference to Alexandria's Current Report on Form 8-K, filed with the Commission on February 10, 2000
+*+ Incorporated by reference to Alexandria's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 29, 2000
++* Incorporated by reference to Alexandria's Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed with the Commission on May 15, 2000

Report of Independent Auditors

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
January 26, 2001

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amounts)

                                                                 December 31,
                                                             --------------------
                                                               2000       1999
                                                             ---------  ---------
                          Assets
Rental properties, net                                      $ 679,653  $ 554,706
Property under development                                     26,092     44,121
Cash and cash equivalents                                       2,776      3,446
Tenant security deposits and other restricted cash              6,995      4,681
Secured note receivable                                         6,000      6,000
Tenant receivables                                              2,835      3,432
Deferred rent                                                  14,945      9,014
Other assets                                                   41,688     17,718
                                                             ---------  ---------
Total assets                                                $ 780,984  $ 643,118
                                                             =========  =========
           Liabilities and Stockholders' Equity
Secured notes payable (includes unamortized
  premium of $2,456 and $2,787 at December 31,
  2000 and 1999, respectively)                              $ 200,256  $ 158,512
Unsecured line of credit                                      231,000    192,000
Accounts payable, accrued expenses and tenant security
  deposits                                                     23,123     23,349
Dividends payable                                               7,453      6,674
                                                             ---------  ---------
                                                              461,832    380,535

Commitments and contingencies

Stockholders' equity:
   9.50% Series A cumulative redeemable preferred
     stock, $0.01 par value per share, 1,610,000
     shares authorized; 1,543,500 shares issued and
     outstanding at December 31, 2000 and 1999; $25.00
     liquidation value                                         38,588     38,588
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 15,548,356 and 13,745,622 shares
     issued and outstanding at December 31, 2000
     and 1999, respectively                                       155        137
   Additional paid-in capital                                 278,868    225,180
   Deferred compensation                                         (296)    (1,494)
   Retained earnings                                               -          -
   Accumulated other comprehensive income                       1,837        172
                                                             ---------  ---------
Total stockholders' equity                                    319,152    262,583
                                                             ---------  ---------
Total liabilities and stockholders' equity                  $ 780,984  $ 643,118
                                                             =========  =========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars In Thousands, Except Per Share Amounts)

                                                  Year Ended December 31,
                                           -------------------------------------
                                              2000         1999         1998
                                           -----------  -----------  -----------
Revenues:
   Rental                                 $    82,499  $    68,425  $    48,469
   Tenant recoveries                           20,905       16,305       11,313
   Interest and other income                    3,506        1,532        1,234
                                           -----------  -----------  -----------
                                              106,910       86,262       61,016
Expenses:
   Rental operations                           21,873       19,003       13,390
   General and administrative                   8,986        6,977        3,894
   Interest                                    25,791       19,697       14,033
   Depreciation and amortization               24,251       18,532       10,296
                                           -----------  -----------  -----------
                                               80,901       64,209       41,613
                                           -----------  -----------  -----------
Net income                                $    26,009  $    22,053  $    19,403
                                           ===========  ===========  ===========

Dividends on preferred stock              $     3,666  $     2,036  $       -
                                           ===========  ===========  ===========
Net income allocated to common
 stockholders                             $    22,343  $    20,017  $    19,403
                                           ===========  ===========  ===========
Net income per share of common stock:
     - Basic                              $      1.55  $      1.48  $      1.60
                                           ===========  ===========  ===========
     - Diluted                            $      1.52  $      1.46  $      1.58
                                           ===========  ===========  ===========
Weighted average shares of common
   stock outstanding:
     - Basic                               14,460,711   13,525,840   12,098,959
                                           ===========  ===========  ===========
     - Diluted                             14,699,478   13,670,568   12,306,470
                                           ===========  ===========  ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(Dollars In Thousands)

                                                                                                                               Accumulated
                                                          Series A   Number of            Additional                              Other
                                                         Preferred    Common     Common    Paid-In    Deferred     Retained    Comprehensive
                                                           Stock      Shares      Stock    Capital   Compensation  Earnings       Income       Total
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1997                            $       -   11,404,631  $   114  $ 173,735  $        -   $    (6,932) $         -   $  166,917
   Issuance of common stock, net of offering costs              -    1,150,000       12     32,701           -            -             -       32,713
   Exercise of stock options, net                               -       31,632       -         386           -            -             -          386
   Dividends declared on common stock                           -           -        -      (7,179)          -       (12,471)           -      (19,650)
   Net income                                                   -           -        -          -            -        19,403            -       19,403
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1998                                    -   12,586,263      126    199,643           -            -             -      199,769
   Net income                                                   -           -        -          -            -        22,053            -       22,053
   Unrealized gain on marketable securities                     -           -        -          -            -            -            172         172
                                                                                                                                             ----------
   Comprehensive income                                         -           -        -          -            -            -             -       22,225
   Issuance of common stock, net of offering costs              -    1,150,000       11     29,818           -            -             -       29,829
   Repurchase of common stock                                   -     (145,343)      (1)    (3,458)          -            -             -       (3,459)
   Issuance of preferred stock, net of offering costs       38,588          -        -      (1,712)          -            -             -       36,876
   Stock compensation expense                                   -      105,800        1      3,151       (3,152)          -             -           -
   Amortization of stock compensation expense                   -           -        -          -         1,658           -             -        1,658
   Exercise of stock options                                    -       48,902       -         874           -            -             -          874
   Dividends declared on preferred stock                        -           -        -          -            -        (2,036)           -       (2,036)
   Dividends declared on common stock                           -           -        -      (3,136)          -       (20,017)           -      (23,153)
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1999                                38,588  13,745,622      137    225,180       (1,494)          -            172     262,583
   Net income                                                   -           -        -          -            -        26,009            -       26,009
   Unrealized gain on marketable securities                     -           -        -          -            -            -          1,665       1,665
                                                                                                                                             ----------
   Comprehensive income                                         -           -        -          -            -            -             -       27,674
   Issuances of common stock, net of offering costs             -    1,625,000       16     52,101           -            -             -       52,117
   Stock compensation expense                                   -       18,400       -         633         (633)          -             -           -
   Amortization of stock compensation expense                   -           -        -          -         1,831           -             -        1,831
   Exercise of stock options                                    -      159,334        2      4,113           -            -             -        4,115
   Dividends declared on preferred stock                        -           -        -          -            -        (3,666)           -       (3,666)
   Dividends declared on common stock                           -           -        -      (3,159)          -       (22,343)           -      (25,502)
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2000                            $   38,588  15,548,356  $   155  $ 278,868  $      (296) $        -   $      1,837  $  319,152
                                                         ========== ===========  =======  =========  ===========  ===========  ============  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands)

                                                                           Year Ended December 31,
                                                                      -------------------------------
                                                                        2000       1999       1998
                                                                      ---------  ---------  ---------
Operating Activities
Net income                                                           $  26,009  $  22,053  $  19,403
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                           24,251     18,532     10,296
Amortization of loan fess and costs                                      1,021        748        451
Amortization of premiums on secured notes                                 (331)      (310)       (32)
Stock compensation expense                                               1,831      1,658         -
Changes in operating assets and liabilities:
     Tenant security deposits and other restricted cash                 (2,314)     2,810       (692)
     Tenant receivables                                                    597       (548)    (1,752)
     Deferred rent                                                      (5,931)    (3,419)    (3,097)
     Other assets                                                      (11,976)    (3,199)    (7,971)
     Accounts payable, accrued expenses and tenant
        security deposits                                                 (226)     7,686      9,505
                                                                      ---------  ---------  ---------
Net cash provided by operating activities                               32,931     46,011     26,111

Investing Activities
Purchase of rental properties                                          (48,584)   (63,896)  (200,590)
Additions to rental properties                                         (40,539)   (16,807)   (21,218)
Additions to property under development                                (29,813)   (29,130)   (18,945)
Additions to investments, net                                          (13,544)    (3,716)        -
Issuance of note receivable                                                 -          -      (6,000)
                                                                      ---------  ---------  ---------
Net cash used in investing activities                                 (132,480)  (113,549)  (246,753)

Financing Activities
Proceeds from secured notes payable                                     38,061     34,163     36,500
Net proceeds from issuances of common stock                             52,117     29,829     32,713
Net proceeds from issuance of preferred stock                               -      36,876         -
Exercise of stock options                                                4,115        874        386
Net borrowings from (principal reductions to) unsecured
     line of credit                                                     39,000     (2,000)   171,000
Principal reductions on secured notes payable                           (6,026)    (3,303)    (1,286)
Dividends paid on common stock                                         (24,722)   (22,278)   (19,177)
Dividends paid on preferred stock                                       (3,666)    (1,272)        -
Repurchase of common stock                                                  -      (3,459)        -
                                                                      ---------  ---------  ---------
Net cash provided by financing activities                               98,879     69,430    220,136

Net (decrease) increase in cash and cash equivalents                      (670)     1,892       (506)
Cash and cash equivalents at beginning of year                           3,446      1,554      2,060
                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of year                             $   2,776  $   3,446  $   1,554
                                                                      =========  =========  =========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized  $  25,315  $  23,512  $  12,778
                                                                      =========  =========  =========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofitting, expansion, and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, device, contract research and personal care products companies, major scientific research institutions, related government agencies and technology enterprises. As of December 31, 2000, our portfolio consisted of 75 properties in nine states with approximately 4,857,000 rentable square feet, compared to 58 properties in nine states with approximately 4,046,000 rentable square feet as of December 31, 1999.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Investments

We hold equity investments in certain publicly traded companies and privately held entities. All of our investments in publicly traded companies are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and have been included at fair value in other assets in the accompanying balance sheets. Fair value has been determined by the most recently traded price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification method, with realized gains and losses included in interest and other income.

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Investments (continued)

Investment income of $1,446,000 for 2000 consisted of gross realized gains of $1,575,000 and gross realized losses of $129,000 and is included in other income in the accompanying statements of income. The fair value of available-for-sale securities as of December 31, 2000 and 1999 was $4,148,000 and $172,000, respectively, with related gross unrealized gains of $2,249,000 and $172,000, respectively, and gross unrealized losses of $412,000 and $0, respectively. At December 31, 2000 and 1999, the cost of available-for-sale securities totaled $2,311,000 and $0, respectively.

Investments in privately held entities as of December 31, 2000 and 1999, totaled $14,777,000 and $3,544,000, respectively. These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.

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

Depreciation is provided using the straight-line method using estimated lives of 30 to 40 years for buildings and building improvements, 20 years for land improvements and the term of the respective lease for tenant improvements.

Restricted Cash

Restricted cash consists of the following (in thousands):

                                                December 31,
                                          ------------------------
                                             2000         1999
                                          -----------  -----------
Funds held in trust as additional
  security required under the terms
  of certain secured notes payable       $     5,103  $     2,982
Security deposit funds based on the
  terms of certain lease agreements            1,892        1,699
                                          -----------  -----------
                                         $     6,995  $     4,681
                                          ===========  ===========

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Loan Fees and Costs

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense. Loan fees and costs, net of related amortization, totaled $5,810,000 and $3,018,000 as of December 31, 2000 and 1999, respectively, and are included in other assets in our balance sheets.

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

Interest Income

Interest income was $1,025,000, $1,013,000 and $978,000 in 2000, 1999 and 1998, respectively, and is included in interest and other income in the accompanying statements of income.

Leasing Costs

Leasing costs are amortized on a straight-line basis over the term of the related lease. Leasing costs, net of related amortization, totaled $11,652,000 and $7,159,000 as of December 31, 2000 and 1999, respectively, and are included in other assets in our balance sheets.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value. The carrying amount of our secured note receivable approximates fair value because the applicable interest rate approximates the market rate for this loan.

The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 2000 and 1999, the fair value of our secured notes payable was approximately $204,786,000 and $149,329,000, respectively.

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Income Per Share

The following table shows the computation of net income per share of common stock outstanding, as well as the dividends declared per share of common stock:

                                                  Year Ended December 31,
                                          ------------------------------------
                                             2000         1999        1998
                                          -----------  ----------- -----------
                                  (Dollars in Thousands, Except Per Share Amounts)

Net income available to common
   stockholders                          $    22,343  $    20,017 $    19,403
                                          ===========  =========== ===========
Weighted average shares of common stock
   outstanding - basic                    14,460,711   13,525,840  12,098,959
Add: dilutive effect of stock options        238,767      144,728     207,511
                                          -----------  ----------- -----------
Weighted average shares of common stock
   outstanding - diluted                  14,699,478   13,670,568  12,306,470
                                          ===========  =========== ===========
Net income per common share -
   basic                                 $      1.55  $      1.48 $      1.60
                                          ===========  =========== ===========
Net income per common share -
   diluted                               $      1.52  $      1.46 $      1.58
                                          ===========  =========== ===========

Common dividends declared per share      $      1.72  $      1.69 $      1.60
                                          ===========  =========== ===========

Operating Segments

We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal operating segment.

Income Taxes

As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and distribute all of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 2000, 1999 and 1998. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.

During 2000, 1999 and 1998, we declared dividends on our common stock of $1.72, $1.69 and $1.60 per share, respectively. For federal income tax purposes, $1.61, $1.69 and $1.60 per common share was reported to shareholders as ordinary income, respectively. In addition, $0.11 per common share was reported as a return of capital for the year ended December 31, 2000. During 2000 and 1999, we declared dividends on our preferred stock of $2.375 and $1.4184 per share, respectively. For federal income tax purposes, we reported that none of our preferred distributions represented a return of capital.

3. Rental Properties

Rental properties consist of the following (in thousands):

                                               December 31,
                                          ------------------------
                                             2000         1999
                                          -----------  -----------

Land                                     $    99,373  $    81,446
Building and improvements                    575,212      475,507
Tenant and other improvements                 62,622       33,249
                                          -----------  -----------
                                             737,207      590,202
Less accumulated depreciation                (57,554)     (35,496)
                                          -----------  -----------
                                         $   679,653  $   554,706
                                          ===========  ===========

Nineteen of our rental properties are encumbered by deeds of trust and assignments of rents and leases associated with the properties (see Note 6). The net book value of these properties as of December 31, 2000 is $280,948,000.

We lease space under noncancelable leases with remaining terms of one to 16 years.

As of December 31, 2000, approximately 83% of our leases (on a square footage basis) require that the lessee pay substantially all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

We capitalize interest to properties under development or redevelopment during the period the asset is undergoing activities to prepare it for its intended use. Total interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $7,710,000, $3,784,000 and $2,199,000, respectively. Total interest incurred for the years ended December 31, 2000, 1999 and 1998 was $33,832,000, $23,792,000 and $16,264,000, respectively.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2000, are as follows (in thousands):

2001                                     $    81,744
2002                                          73,741
2003                                          65,290
2004                                          58,345
2005                                          50,807
Thereafter                                   224,417
                                          -----------
                                         $   554,344
                                          ===========

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

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. Borrowings under the line of credit are limited to an amount based on a pool of unencumbered assets. Accordingly, as we acquire or complete the development of additional unencumbered properties, borrowings available under the line of credit will increase up to the maximum of $325 million. As of December 31, 2000, borrowings under the line of credit were limited to approximately $303 million and carried a weighted average interest rate of 8.32%.

The line of credit expires February 2003 and provides for annual extensions (provided there is no default) for two additional one-year periods upon notice by the company and consent of the participating banks.

We utilize interest rate swap agreements to hedge our exposure to variable interest rates associated with our unsecured line of credit. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and interest received is reflected as an adjustment to interest expense.

5. Unsecured Line of Credit (continued)

The following table summarizes our interest rate swap agreements.

                                                           Notional     Interest
Transaction Date    Effective Date    Termination Date      Amount      Pay Rate
----------------   ----------------   ----------------   ------------   --------
October 1999       December 8, 1999     May 31, 2001     $50,000,000      6.500%

January 2000 (1)   January 31, 2000   December 31, 2001  $50,000,000      7.250%(2)

April 2000           May 20, 2000     January 2, 2003    $50,000,000      6.995%

July 2000            May 31, 2001       May 31, 2003     $50,000,000      7.070%

January 2001       January 31, 2001   December 31, 2002  $50,000,000      6.350%
(1) This interest rate swap agreement was terminated and replaced with another interest rate swap agreement in January 2001.
(2) The interest pay rate from December 30, 2000 through December 31, 2001 is 7.25%. The interest pay rate prior to December 30, 2000 was 6.5% from February 1, 2000 to March 31, 2000, 6.75% from April 1, 2000 to July 31, 2000 and 7.00% from August 1, 2000 to December 29, 2000.

With respect to our swap agreements, we are exposed to losses in the event the financial institution is unable to perform under the agreements, or in the event one-month LIBOR is less than the agreed-upon fixed interest rates. The fair value of the swap agreements outstanding as of December 31, 2000 and changes in their fair value as a result of changes in market interest rates are not recognized in the financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. This statement requires us to reflect all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133, as amended, on January 1, 2001 will result in a reduction in other comprehensive income of approximately $3.5 million.

6. Secured Notes Payable

Secured notes payable consists of the following (in thousands):

                                                                                   December 31,
                                                                                -------------------
                                                                                  2000      1999
                                                                                --------- ---------
8.75% note, due January 2006, with an effective interest rate of 7.25%
   (includes unamortized premium of $611 and $725 at December 31, 2000
   and 1999, respectively), secured by One Innovation Drive, Worcester, MA     $  11,276 $  11,720

8.68% note, due December 2006, secured by 100/800/801 Capitola Drive,
   Durham, NC                                                                     12,314    12,435

8.25% note, due August 2007, secured by 20/22 Firstfield Road, Gaithersburg,
   MD and 1300 Quince Orchard Road, Gaithersburg, MD                               9,998        _

9.125% note, due October 2007, with an effective interest rate of 7.25%
   (includes unamortized premium of $1,845 and $2,062 at December 31, 2000
   and 1999, respectively), secured by 620 Memorial Drive, Cambridge, MA          19,513    19,842

7.22% note, due May 2008, secured by 14225 Newbrook Drive, Chantilly,
   VA and 3000/3018 Western Avenue, Seattle, WA                                   35,646    35,995

8.71% note, due December 2009, secured by 377 Plantation Street, Worcester,
   MA and 6166 Nancy Ridge Drive, San Diego, CA                                   18,798    18,900

8.33% note, due November 2010, secured by 25/35/45 W. Watkins Mill Road,
   Gaithersburg, MD and 708 Quince Orchard Road, Gaithersburg, MD                 24,675        _

7.165% note, due January 2014, secured by 1431 Harbor Bay Parkway,
   Alameda, CA                                                                     6,018     7,146

9.00% note, due December 2014, secured by 3535/3565 General Atomics Court,
   San Diego, CA                                                                  16,499    17,063

7.75% note, due May 2016, secured by 1102/1124 Columbia Street,
   Seattle, WA                                                                    19,520    20,148

9.00% note, due October 2000, secured by 381 Plantation Street,
   Worcester, MA                                                                      _      2,625

Construction loan at LIBOR plus 1.75%, due January 2002, providing for borrowings of up to $19,000,000, secured by 1201 Clopper Road,
   Gaithersburg, MD                                                               18,981    12,638

Construction loan at LIBOR plus 1.70%, due June 2003, providing for borrowings of up to $25,175,000, secured by 341/343 Oyster Point
   Boulevard, San Francisco, CA                                                    7,018        _
                                                                                --------- ---------
                                                                               $ 200,256 $ 158,512
                                                                                ========= =========

6. Secured Notes Payable (continued)

All of our secured notes payable, except for the notes secured by 1431 Harbor Bay Parkway, 1201 Clopper Road and 341/343 Oyster Point Boulevard, require monthly payments of principal and interest. The note secured by 1431 Harbor Bay Parkway requires monthly payments of interest and semi-annual payments of principal. The notes secured by 1201 Clopper Road and 341/343 Oyster Point Boulevard require monthly payments of interest only.

Future principal payments due on secured notes payable as of December 31, 2000, are as follows (in thousands):

                     Year               Amount
            -----------------------   -----------
            2001                     $     3,885
            2002                          23,183
            2003                          11,563
            2004                           4,199
            2005                          12,361
            Thereafter                   142,609
                                      -----------
            Subtotal                     197,800
            Unamortized premium            2,456
                                      -----------
                                     $   200,256
                                      ===========

7. Issuance of Common Stock

In April 2000, we sold 500,000 shares of common stock to an institutional investor. The shares were issued at a price of $29.39 per share, resulting in aggregate proceeds of approximately $14.2 million, net of offering costs.

In October 2000, we completed a public offering of 1,125,000 shares of common stock. The shares were issued at a price of $33.8731 per share, resulting in aggregate proceeds of approximately $37.9 million, net of underwriting discounts and commissions and other offering costs.

8. Non-Cash Transactions

In connection with the acquisition of 20/22 Firstfield Road and 1300 Quince Orchard Road in 2000 and One Innovation Drive in 1999, we assumed secured notes payable. The following table summarizes these transactions (in thousands):

                                             2000         1999
                                          -----------  -----------

Aggregate purchase price                 $    18,000  $    17,294
Secured notes payable assumed                 10,040       11,297
                                          -----------  -----------
Cash paid for the properties             $     7,960  $     5,997
                                          ===========  ===========

In 2000 and 1999, we incurred $1,831,000 and $1,658,000, respectively, in non-cash stock compensation expense.

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

Preferred Stock and Excess Stock Authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 1,543,500 shares were issued and outstanding as of December 31, 2000. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which were issued and outstanding at December 31, 2000.

10. Commitments and Contingencies

Employee Retirement Savings Plan

Effective January 1, 1997, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("Code") whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides that we contribute eight percent of our employees' salary (subject to statutory limitations), which amounted to $254,000, $185,000 and $89,000, respectively, for the years ended December 31, 2000, 1999 and 1998. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

10. Commitments and Contingencies (continued)

Concentration of Credit Risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2000, we had 173 leases with a total of 155 tenants and 40 of our 75 properties were each leased to a single tenant. At December 31, 2000, our three largest tenants accounted for approximately 16.6% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits. In addition to security deposits held in cash, we hold $7.5 million in irrevocable letters of credit available from certain tenants as security deposits for 20 leases as of December 31, 2000.

Commitments

As of December 31, 2000, we were committed under the terms of certain leases to complete the construction of buildings and certain related improvements at a remaining aggregate cost of $21.4 million.

As of December 31, 2000, we were also committed to fund approximately $38.5 million for the construction of building infrastructure improvements under the terms of various leases and for certain investments.

11. Stock Option Plans and Stock Grants

1997 Stock Plan

In 1997, we adopted a stock option and incentive plan (the "1997 Stock Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December 31, 2000, a total of 562,936 shares were reserved for the granting of future options and share awards under the 1997 Stock Plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. Employee options vest ratably in three annual installments from the date of grant. Non-employee director options vest immediately on the date of grant. The options outstanding under the 1997 Stock Plan expire at various dates through October 2010.

11. Stock Option Plans and Stock Grants (continued)

1997 Stock Plan (continued)

In addition, the 1997 Stock Plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock which (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. For employees, these shares generally vest over a one-year period and the sale of the shares is restricted prior to the date of vesting. For non-employee directors, these shares are generally fully vested upon issuance and the sale of the shares is not restricted. During 2000, we awarded 18,400 shares of common stock. These shares were recorded at fair value with a corresponding charge to stockholders' equity. The unearned portion is amortized as compensation expense on a straight-line basis over the vesting period.

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Although we have elected to follow APB 25, pro forma information regarding net income and net income per share is required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." This information has been determined as if we had accounted for our stock options under the fair value method under Statement 123. The fair value of the options issued under the 1997 Stock Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:

                                                Year Ended December 31,
                                          ------------------------------------
                                             2000         1999        1998
                                          -----------  ----------- -----------

Risk-free interest rate                         5.15%        6.48%       4.66%
Dividend yield                                  4.78%        5.66%       5.20%
Volatility factor of the expected
  market price                                  23.2%        24.6%       24.5%
Weighted average expected life of
  the options                              4.7 years    5.8 years   5.0 years

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                 Year Ended December 31,
                                          ----------- ------------------------
                                             2000         1999        1998
                                          -----------  ----------- -----------

Pro forma net income available to
     common stockholders                 $    21,532  $    19,083 $    18,299
Pro forma net income per common share:
     - Basic                             $      1.49  $      1.41 $      1.51
     - Diluted                           $      1.46  $      1.40 $      1.49

11. Stock Option Plans and Stock Grants (continued)

1997 Stock Plan (continued)

A summary of the stock option activity under our 1997 Stock Plan and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                           2000                 1999                 1998
                                    -------------------- -------------------- --------------------

                                               Weighted             Weighted             Weighted
                                                Average              Average              Average
                                      Stock    Exercise    Stock    Exercise    Stock    Exercise
                                     Options     Price    Options     Price    Options     Price
                                    ---------  --------- ---------  --------- ---------  ---------
Outstanding-beginning of year        785,000  $   25.37   821,500  $   24.49   701,000  $   20.80
Granted                              316,000      33.78    70,500      29.56   290,500      31.00
Exercised                           (145,334)     26.38   (75,000)     20.11   (57,333)     20.00
Forfeited                            (54,666)     32.45   (32,000)     23.98  (112,667)     20.64
                                    ---------  --------- ---------  --------- ---------  ---------
Outstanding-end of year              901,000  $   27.73   785,000  $   25.37   821,500  $   24.49
                                    =========  ========= =========  ========= =========  =========

Exercisable at end of year           519,001  $   23.94   426,003  $   24.36   252,834  $   23.33
                                    =========  ========= =========  ========= =========  =========
Weighted average fair value of
options granted                               $    5.51            $    5.28            $    4.88
                                               =========            =========            =========

Exercise prices for options outstanding as of December 31, 2000 range from $20.00 to $38.4375. The weighted average contractual life of options outstanding is 7.8 years.

12. Quarterly Financial Data (Unaudited)

Following is a summary of consolidated financial information on a quarterly basis for 2000 and 1999:

                                                   Quarter
                                  ------------------------------------------
                                    First     Second      Third     Fourth
                                  ---------  ---------  ---------  ---------
                                    (In thousands, except per share amounts)
              2000
              ----
Revenues                         $  23,962  $  24,910  $  28,475  $  29,563
Net income available to common
   stockholders                  $   4,821  $   5,425  $   5,615  $   6,484
Net income per share:
     - Basic                     $    0.35  $    0.38  $    0.39  $    0.42
     - Diluted                   $    0.35  $    0.38  $    0.38  $    0.41

              1999
              ----
Revenues                         $  19,539  $  21,094  $  22,395  $  23,234
Net income available to common
   stockholders                  $   5,298  $   5,613  $   4,933  $   4,173
Net income per common share:
     - Basic                     $    0.41  $    0.41  $    0.36  $    0.30
     - Diluted                   $    0.40  $    0.41  $    0.36  $    0.30

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Rental Properties
and Accumulated Depreciation
December 31, 2000
(In Thousands, Except Square Foot Data)

                                                 Initial Costs          Costs           Total Costs
                                            -----------------------  Capitalized   ----------------------
                                  Square              Buildings and  Subsequent to           Buildings and              Accumulated                        Year Built/
         Property Name           Footage      Land    Improvements   Acquisition     Land    Improvements    Total    Depreciation (1)  Encumbrances        Renovated
         -------------          ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------    -------------------
129/153/161 N. Hill Street         33,954  $  2,172  $         812  $        959  $  2,172  $      1,771  $   3,943  $             10  $        _      1940's/1950's/1960's
10933 N. Torrey Pines Road        107,753     3,903          5,960         1,078     3,903         7,038     10,941             1,817           _      1971/1994
3010 Science Park Road             74,557        _              _         14,678   _              14,678     14,678               334           _                    2000
11099 N. Torrey Pines Road         86,962     2,663         10,649         2,118     2,663        12,767     15,430             3,050           _      1986/1996
3535 General Atomics Court         76,084     2,651         18,046         1,355     2,651        19,401     22,052             3,828       10,848     1986/1991
3565 General Atomics Court         43,600     1,227          9,554             1     1,227         9,555     10,782             1,924        5,651                   1991
11025 Roselle Street               18,173       463          1,840           833       463         2,673      3,136               499           _      1983/1998
4757 Nexus Centre Drive            67,050     2,548         13,638            _      2,548        13,638     16,186             2,258           _      1989
3530 John Hopkins Court            34,723     1,122             _          3,843     1,122         3,843      4,965                57           _                    2000
3550 John Hopkins Court            55,200     1,683             _          5,554     1,683         5,554      7,237               239           _      1999
6166 Nancy Ridge Drive             29,333       733          2,273         1,851       733         4,124      4,857               519           _  (2) 1997
10505 Roselle Street               17,603       444          1,699         1,699       444         3,398      3,842               233           _      late 1970's/1999
3770 Tansy Street                  15,410       650          1,375         1,776       650         3,151      3,801                80           _      1978/1999
9363 Towne Centre Drive            45,030       275          8,621            21       275         8,642      8,917               308           _      1987
9373 Towne Centre Drive            52,228       320         10,070           708       320        10,778     11,098               472           _      1987
9393 Towne Centre Drive            41,794       258          8,170         2,510       258        10,680     10,938               291           _      1987/2000
11035 Roselle Street               18,193       455          2,581             3       455         2,584      3,039                29           _      1981
11045 Roselle Street               30,147       754          4,288             3       754         4,291      5,045                49           _      1981/1998
11055 Roselle Street               22,577       564          3,224             3       564         3,227      3,791                38           _      1981/1995
11065 Roselle Street               17,433       436          2,480             3       436         2,483      2,919                28           _      1981/1999
11075 Roselle Street               24,208       605          3,459             2       605         3,461      4,066                41           _      1981/1995
6146 Nancy Ridge Drive             23,391       515          1,566            _        515         1,566      2,081                 7           _      early 1980's
1311 Harbor Bay Parkway            27,745       775          1,917           804       775         2,721      3,496               254           _      1984/2000
1401 Harbor Bay Parkway            47,777     1,200          3,880           121     1,200         4,001      5,201               424           _      1986/1994
1431 Harbor Bay Parkway            68,711     1,800          9,731            88     1,800         9,819     11,619             1,044        6,018     1985/1994
1201 Harbor Bay Parkway            61,015     1,507          5,357         2,280     1,507         7,637      9,144               952           _      1983/1999
819/863 Mitten Road               153,584     4,751         12,612           726     4,751        13,338     18,089             1,164           _      1962/1997
2625/2627/263 Hanover Street       32,074        _           6,628         1,329   _               7,957      7,957             2,037           _      1968/1985/2000
2425 Garcia Avenue & 2400/2425
   Bayshore Parkway                98,964        _          21,323         1,404   _              22,727     22,727             1,773           _      1980/2000
2140 Durant Avenue                 25,000     3,313            966           350     3,313         1,316      4,629                _            _                    1930
1102/1124 Columbia Street         209,361     6,566         23,528         9,075     6,566        32,603     39,169             3,990       19,520     1975/1997
3005 First Avenue                  70,647     2,119         11,275         3,894     2,119        15,169     17,288             1,187           _      1980/1990/2000
3000/3018 Western Avenue           47,746     1,432          7,497         2,099     1,432         9,596     11,028             1,097       35,646 (3) 1929/1990/2000
150/154 Technology Parkway         37,080       370          4,191           122       370         4,313      4,683               317           _      1976/1985/1993
100 Capitola Drive                 65,114       334          5,795           167       334         5,962      6,296               559           _  (4) 1986
800/801 Capitola Drive            119,916       570         11,688           416       570        12,104     12,674             1,056       12,314 (4) 1985
5 Triangle Drive                   32,120       161          3,410            31       161         3,441      3,602               251           _      1981
108 Alexander Road                 86,239        _             376        10,070   _              10,446     10,446                62           _                    2000
7030 Kit Creek Road                40,800       374          3,383           120       374         3,503      3,877                48           _                    1995
1413 Research Boulevard           105,000     1,733          9,611           545     1,733        10,156     11,889             1,137           _      1967/1996/2000
300 Professional Drive             47,558       871          5,362         2,957       871         8,319      9,190               751           _      1989/1999
401 Professional Drive             62,739     1,129          6,940            20     1,129         6,960      8,089               791           _      1987
25/35/45 W. Watkins
   Mill Road                      138,938     3,281         14,416           160     3,281        14,576     17,857             1,624       24,675 (5) 1989/1997
1550 East Guide Drive              44,500       775          4,122           164       775         4,286      5,061               422           _      1981/1995
1330 Piccard Drive                131,511     2,800         11,533           197     2,800        11,730     14,530             1,101           _      1978/1994
708 Quince Orchard Road            49,225     1,267          3,031         5,147     1,267         8,178      9,445             1,645           _  (5) 1982/1997
940 Clopper Road                   44,464       900          2,732         1,398       900         4,130      5,030               404           _      1989
1401 Research Boulevard            48,800       602          4,391           148       602         4,539      5,141               420           _      1966
1500 East Gude Drive               45,989       748          3,609         1,058       748         4,667      5,415               444           _      1981/1986
8000/9000/10000 Virginia
   Manor Road                     191,886        _          13,679           304   _              13,983     13,983             1,170           _      1990
10150 Old Columbia Road            75,500     1,510          5,210         1,612     1,510         6,822      8,332               732           _      1983/1997
1201 Clopper Road                  92,990     2,463            493        17,875     2,463        18,368     20,831             1,196       18,981                   2000
19 Firstfield Road                 25,175       376          3,192         1,926       376         5,118      5,494               245           _      1974/2000
15020 Shady Grove Road             41,062       840          3,115            36       840         3,151      3,991               267           _      1987
2001 Aliceanna Street             179,397     1,848          6,120           726     1,848         6,846      8,694               446           _      early 1950's/1995
50 West Watkins Mill Road          57,410       859          4,149           240       859         4,389      5,248               270           _      1988/2000
20 Firstfield Road                 54,918       971          5,141           402       971         5,543      6,514                _            _  (6)               1980
22 Firstfield Road                 53,595       947          5,092           264       947         5,356      6,303                72           _  (6)               1980
1300 Quince Orchard Road           54,874       970          5,138            57       970         5,195      6,165                66        9,998 (6)               1981
14225 Newbrook Drive              248,186     4,800         27,639           369     4,800        28,008     32,808             2,649           _  (3) 1992
5100/5110 Campus Drive             42,782       654          4,234           119       654         4,353      5,007               340           _      1989
702 Electronic Drive               40,000       600          3,110         3,065       600         6,175      6,775               986           _      1983/1998
215 College Road                  106,036     1,943          9,764           605     1,943        10,369     12,312               867           _      1968/1974/1984
170 Williams Drive                 37,000       740          4,506            47       740         4,553      5,293               320           _      1982/1994
100 Phillips Parkway               74,000     1,840          2,298         9,672     1,840        11,970     13,810               105           _      late 1960's/1999
279 Princeton Road                 42,600     1,075          1,438         2,131     1,075         3,569      4,644               639           _      1984/1999
79/96 Charlestown Navy Yard        24,940        _           6,247            13   _               6,260      6,260               492           _      1880/1991
280 Pond Street                    24,867       622          3,053            38       622         3,091      3,713               230           _      1965/1990
60 Westview Street                 32,000       960          3,032            36       960         3,068      4,028               208           _      1975
One Innovation Drive              113,956     2,734         14,567           562     2,734        15,129     17,863               826       11,276     1991
377 Plantation Street              92,711     2,352         14,173           167     2,352        14,340     16,692               881       18,798 (2) 1993
620 Memorial Drive                 96,500     2,440         37,754            63     2,440        37,817     40,257             2,095       19,513     1920's/1997/1999
381 Plantation Street              92,245       650             _         12,994       650        12,994     13,644             1,387           _                    2000
500 Arsenal Street                 84,000     3,360          7,316           554     3,360         7,870     11,230                _            _      1978/1984
                                ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------
                                4,856,650  $ 99,373  $     500,069  $    137,765  $ 99,373  $    637,834  $ 737,207  $         57,554  $   193,238
                                ==========  ========  =============  ============  ========  ============  =========  ================  ===========
  The depreciable life ranges from 30 to 40 years for buildings and improvements, 20 years for land improvements, and the term of the respective lease for tenant improvements.
  Loan secured by 6166 Nancy Ridge Drive and 377 Plantation Street is shown under 377 Plantation Street.
  Loan secured by 3000/3018 Western Avenue and 14225 Newbrook Drive is shown under 3000/3018 Western Avenue.
  Loan secured by 100 Capitola Drive and 800/801 Capitola Drive is shown under 800/801 Capitola Drive.
  Loan secured by 25/35/45 W. Watkins Mill Road and 708 Quince Orchard Road is shown under 25/35/45 W. Watkins Mill Road.
  Loan secured by 20 Firstfield Road, 22 Firstfield Road and 1300 Quince Orchard Road is shown under 1300 Quince Orchard Road.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                   Rental Properties
                                                 Year Ended December 31,
                                          ------------------------------------
                                             2000         1999        1998
                                          -----------  ----------- -----------
Balance at beginning of period           $   590,202  $   490,518 $   235,880
Improvements                                  40,539       16,807      21,218
Acquisition of land, buildings and
  improvements                               106,466       82,877     233,420
                                          -----------  ----------- -----------
Balance at end of period                 $   737,207  $   590,202 $   490,518
                                          ===========  =========== ===========

                                                 Accumulated Depreciation
                                                       December 31,
                                          ------------------------------------
                                             2000         1999        1998
                                          -----------  ----------- -----------

Balance at beginning of period               $35,496      $18,611      $8,804
Depreciation expense                          22,058       16,885       9,807
                                          -----------  ----------- -----------
Balance at end of period                     $57,554      $35,496     $18,611
                                          ===========  =========== ===========