Form 10-Q
period 2001-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2001-05-15
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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

    As of May 11, 2001, 16,171,396 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of March 31, 2001 and December 31, 2000	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2001 and 2000.	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2001 and 2000	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II. Other Information

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           March 31,   December 31,
                                                             2001          2000
                                                         ------------  ------------
Assets

Rental properties, net                                      $701,016      $679,653
Property under development                                    31,561        26,092
Cash and cash equivalents                                      5,796         2,776
Tenant security deposits and other restricted cash             8,921         6,995
Secured note receivable                                        6,000         6,000
Tenant receivables                                             2,917         2,835
Deferred rent                                                 16,552        14,945
Other assets                                                  47,347        41,688
                                                         ------------  ------------
       Total assets                                         $820,110      $780,984
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $201,378      $200,256
Unsecured line of credit                                     259,000       231,000
Accounts payable, accrued expenses and tenant
   security deposits                                          37,689        23,123
Dividends payable                                              7,967         7,453
                                                         ------------  ------------
       Total liabilities                                     506,034       461,832
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Common stock                                                  157           155
   Additional paid-in capital                                281,693       278,868
   Deferred compensation                                      (2,668)         (296)
   Retained earnings                                                -            -
   Accumulated other comprehensive income                     (3,694)        1,837
                                                         ------------  ------------
       Total stockholders' equity                            314,076       319,152
                                                         ------------  ------------
       Total liabilities and stockholders' equity           $820,110      $780,984
                                                         ============  ============

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended
                                                  March 31,
                                             -----------------------
                                                2001        2000
                                             ----------- -----------
Revenues:
  Rental                                        $23,572     $18,655
  Tenant recoveries                               6,335       4,758
  Interest and other income                       1,088         549
                                             ----------- -----------
                                                 30,995      23,962
Expenses:
  Rental operations                               6,720       4,974
  General and administrative                      2,874       2,093
  Interest                                        7,361       5,551
  Depreciation and amortization                   6,734       5,607
                                             ----------- -----------
                                                 23,689      18,225
                                             ----------- -----------
Net income                                        7,306       5,737

Dividends on preferred stock                        916         916
                                             ----------- -----------
Net income available to
  common stockholders                            $6,390      $4,821
                                             =========== ===========
Net income per common share:
  -Basic                                          $0.41       $0.35
                                             =========== ===========
  -Diluted                                        $0.41       $0.35
                                             =========== ===========

Weighted average shares of
 common stock outstanding:
  -Basic                                     15,471,100  13,780,276
                                             =========== ===========
  -Diluted                                   15,704,458  13,912,400
                                             =========== ===========

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                          Three Months Ended
                                                               March 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Operating Activities
Net income                                                   $7,306      $5,737
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                 6,734       5,610
Amortization of loan fees and costs                             303         256
Amortization of premiums on secured notes                       (79)        (79)
Stock compensation expense                                      637         421
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash         (1,926)       (163)
  Tenant receivables                                            (82)        543
  Deferred rent                                              (1,607)     (1,008)
  Other assets                                               (2,467)     (3,709)
  Accounts payable, accrued expenses and tenant
    security deposits                                         8,648      (1,558)
                                                          ----------  ----------
Net cash provided by operating activities                    17,467       6,050
                                                          ----------  ----------

Investing Activities
Purchase of rental properties                               (16,291)          -
Additions to rental properties                              (10,973)     (3,202)
Additions to property under development                      (5,469)    (13,578)
Additions to investments, net                                (3,940)     (4,252)
                                                          ----------  ----------
Net cash used in investing activities                       (36,673)    (21,032)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                           2,472       1,539
Proceeds from exercise of stock options                         631         900
Net borrowings on unsecured line of credit                   28,000      19,000
Principal reductions of secured notes payable                (1,271)     (1,098)
Dividends paid on common stock                               (6,690)     (5,921)
Dividends paid on preferred stock                              (916)       (916)
                                                          ----------  ----------
Net cash provided by financing activities                    22,226      13,504
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents          3,020      (1,478)
Cash and cash equivalents at beginning of period              2,776       3,446
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $5,796      $1,968
                                                          ==========  ==========

See Accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, diagnostic, product and service products companies, not-for-profit research institutions, universities, related government agencies and technology enterprises. As of March 31, 2001, our portfolio consisted of 77 properties in nine states with approximately 5.0 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                     March 31,    December 31,
                                        2001          2000
                                    ------------  ------------

Unrealized gain on marketable
  securities                             $2,224        $1,837
Unrealized loss on interest rate
  swap agreements                        (5,918)           -
                                    ------------  ------------
                                        ($3,694)       $1,837
                                    ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                Three Months Ended
                                     March 31,
                               --------------------
                                 2001       2000
                               ---------  ---------

Net income                       $7,306     $5,737
Unrealized gain on marketable
  securities                        386        132
Unrealized loss on interest
  rate swap agreements           (2,457)        -
                               ---------  ---------
Comprehensive income             $5,235     $5,869
                               =========  =========

Investments

We hold equity investments in certain publicly traded companies and privately held entities. All of our investments in publicly traded companies are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and have been included at fair value in other assets in the accompanying balance sheets. Fair value has been determined by the closing trading price at the balance sheet date, with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders' equity. The cost of investments sold is determined using the specific identification method, with realized gains and losses included in interest and other income.

Investment income of $630,000 for the quarter ended March 31, 2001 consisted of gross realized gains of $947,000 and gross realized losses of $317,000. The fair value of available-for-sale securities as of March 31, 2001 was $5,026,000, with related gross unrealized gains of $2,683,000 and gross unrealized losses of $459,000, respectively. At March 31, 2001, the cost of available-for- sale securities totaled $2,802,000.

Investments in privately held entities as of March 31, 2001, totaled $18,222,000. These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.

2. Rental Properties

Rental properties consist of the following (in thousands):

                                    March 31,  December 31,
                                      2001        2000
                                   ----------- -----------

Land                                 $101,842     $99,373
Buildings and improvements            598,316     575,212
Tenant and other improvements          64,313      62,622
                                   ----------- -----------
                                      764,471     737,207
Less accumulated depreciation         (63,455)    (57,554)
                                   ----------- -----------
                                     $701,016    $679,653
                                   =========== ===========

During the three months ended March 31, 2001, we acquired two properties containing approximately 119,000 rentable square feet from unrelated third parties for an aggregate purchase price (including closing and transaction costs) of approximately $16.3 million.

3. Unsecured Line of Credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months. As of March 31, 2001, borrowings outstanding on the line of credit carried a weighted average interest rate of 7.17%.

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

4. Interest Rate Swap Agreements

We utilize interest rate swap agreements to hedge our exposure to variable interest rates associated with our unsecured line of credit. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate.

The following table summarizes our interest rate swap agreements as of March 31, 2001:

                                         Notional      Interest
Transaction Date     Effective Date       Amount       Pay Rate  Termination Date    Fair Value
------------------- ---------------- ---------------- ---------- ----------------- ---------------
October 1999        December 8, 1999  $ 50,000,000      6.500%     May 31, 2001      $   (176,681)

April 2000            May 20, 2000    $ 50,000,000      6.995%    January 2, 2003    $ (2,025,976)

July 2000             May 31, 2001    $ 50,000,000      7.070%     May 31, 2003      $ (2,243,169)

January 2001        January 31, 2001  $ 50,000,000      6.350%   December 31, 2002   $ (1,472,445)

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements. Specifically, SFAS 133 requires us to reflect our interest rate swap agreements on the balance sheet at their estimated fair value. We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements. These methods of assessing fair value result in a general approximation of value, and such value may never be realized. As of January 1, 2001, the adoption of SFAS 133, as amended, resulted in qualifying interest rate swap agreements reported on the balance sheet as a liability of approximately $3.5 million, with a corresponding reduction to accumulated other comprehensive income, a separate component of stockholders' equity.

Under SFAS 133, all of our interest rate swap agreements have been deemed "effective" in reducing our exposure to variable interest rates. Accordingly, these instruments have been characterized as cash flow hedges.

As of March 31, 2001, our interest rate swap agreements have been reported in the accompanying balance sheet at their fair value as other liabilities of approximately $5.9 million, with the offsetting balance reflected in accumulated other comprehensive income,. Over time, the unrealized loss reflected in accumulated other comprehensive income will be recognized in earnings as swap payments are made.

5. Stockholders' Equity

On March 27, 2001, we declared a cash dividend on our common stock aggregating $7,203,000 ($ 0.46 per share) for the calendar quarter ended March 31, 2001. We paid the dividend on April 16, 2001. On March 27, 2001, we also declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from January 16, 2001 through April 15, 2001. We paid the dividend on April 16, 2001. The portion relating to the period prior to March 31, 2001 ($765,000) has been included in dividends payable in the accompanying balance sheet.

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                       Three Months Ended
                                             March 31,
                                      -----------------------
                                         2001        2000
                                      ----------- -----------
Net income available to common
  stockholders                            $6,390      $4,821
                                      =======================

Weighted average shares of
  common stock outstanding - basic    15,471,100  13,780,276
Add:  dilutive effect of
  stock options and stock grants         233,358     132,124
                                      ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  15,704,458  13,912,400
                                      =========== ===========
Net income per common share:
  - Basic                                  $0.41       $0.35
                                      =========== ===========
  - Diluted                                $0.41       $0.35
                                      =========== ===========

Common dividends declared per share        $0.46       $0.43
                                      =========== ===========

7. Subsequent Event

On April 6, 2001, we completed the placement of 500,000 shares of common stock to institutional investors. The shares were issued at a price of $36.444 per share, resulting in aggregate proceeds of approximately $16.8 million, net of offering costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2000. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors. As used in this Form 10-Q, "we," "our," "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of high quality, strategically located Life Science Facilities in our target markets.

As of March 31, 2001, our portfolio consisted of 77 properties containing approximately 5.0 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 98.8% leased, excluding those properties under redevelopment. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our acquisition and development activities.

Results of Operations

Comparison of Three Months Ended March 31, 2001 ("First Quarter 2001") to Three Months Ended March 31, 2000 ("First Quarter 2000")

Rental revenue increased by $4.9 million, or 26%, to $23.6 million for First Quarter 2001 compared to $18.7 million for First Quarter 2000. The increase resulted primarily from rental revenue from the properties acquired or placed in service after January 1, 2000. Rental revenue from the properties operating before January 1, 2000 (the "First Quarter Same Properties") increased by $962,000, or 6.8%, due to increases in rental rates and occupancy.

Tenant recoveries increased by $1.5 million, or 33%, to $6.3 million for First Quarter 2001 compared to $4.8 million for First Quarter 2000. The increase resulted partially from tenant recoveries from the properties acquired or placed in service after January 1, 2000. Tenant recoveries for the First Quarter Same Properties increased by $793,000, or 21.5%, primarily due to increases in certain recoverable operating expenses.

Interest and other income increased by $539,000, or 98%, to $1.1 million for First Quarter 2001 compared to $549,000 for First Quarter 2000, resulting primarily from $630,000 of investment income.

Rental operating expenses increased by $1.7 million, or 35%, to $6.7 million for First Quarter 2001 compared to $5.0 million for First Quarter 2000. The increase resulted partially from rental operating expenses from the properties acquired or placed in service after January 1, 2000. Operating expenses for the First Quarter Same Properties increased by $1.0 million, or 26.6%, primarily due to increases in utilities and tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the First Quarter Same Properties (dollars in thousands):

                                 For the Three Months
                                   Ended March 31,
                               -----------------------
                                  2001        2000      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $20,020     $18,210       9.9%
Rental operating expenses           4,768       3,767      26.6%
                               ----------- ----------- ---------
Net operating income              $15,252     $14,443       5.6%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $19,687     $17,752      10.9%
Rental operating expenses           4,768       3,767      26.6%
                               ----------- ----------- ---------
Net operating income              $14,919     $13,985       6.7%
                               =========== =========== =========

_________
  Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $781,000, or 37%, to $2.9 million for First Quarter 2001 compared to $2.1 million for First Quarter 2000. The increase was primarily due to general and administrative expenses associated with the continued expansion in the scope of our operations.

Interest expense increased by $1.8 million, or 33%, to $7.4 million for First Quarter 2001 compared to $5.6 million for First Quarter 2000. The increase resulted from (a) indebtedness incurred to purchase the properties acquired after January 1, 2000 and (b) indebtedness incurred to finance the development of properties, for which development has now been completed.

Depreciation and amortization increased by $1.1 million, or 20%, to $6.7 million for First Quarter 2001 compared to $5.6 million for First Quarter 2000. The increase resulted primarily from depreciation associated with the properties acquired or placed in service after January 1, 2000.

As a result of the foregoing, net income was $7.3 million for First Quarter 2001 compared to $5.7 million for First Quarter 2000.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for First Quarter 2001 increased by $11.4 million, to $17.5 million compared to $6.1 million for First Quarter 2000. The increase resulted primarily from increases in accounts payable resulting from (a) the receipt of $3.5 million in deposits from certain tenants as security for improvement projects they are undertaking and (b) an increase in trade accounts payable of $4.6 million due to the timing of these disbursements.

Net cash used in investing activities increased by $15.7 million, to $36.7 million for First Quarter 2000 compared to $21.0 million for First Quarter 2000 primarily due to the acquisition of two properties during First Quarter 2001 for an aggregate purchase price of $16.3 million.

Net cash provided by financing activities increased by $8.7 million, to $22.2 million for First Quarter 2001 compared to $13.5 million for First Quarter 2000. Cash provided by financing activities for First Quarter 2000 and First Quarter 2001consisted primarily of net proceeds from our unsecured line of credit, secured debt and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders.

Commitments

As of March 31, 2001, we were committed under the terms of certain leases to complete the construction of buildings and related improvements at a remaining aggregate cost of $20.5 million.

As of March 31, 2001, we were also committed to fund approximately $37.7 million for the construction of tenant improvements under the terms of various leases and for certain investments.

Restricted Cash

Restricted cash as of March 31, 2001 consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $5,351
Security deposit funds based on the terms of certain
     lease agreements                                            3,570
                                                              ---------
                                                                $8,921
                                                              =========

Secured Debt

Secured debt as of March 31, 2001 consists of the following (dollars in thousands):

                                            Balance at     Stated
                                            March 31,     Interest
                Collateral                     2001         Rate       Maturity Date
------------------------------------------ ------------ ------------   --------------

One Innovation Drive,
   Worcester, MA (1)                           $11,160         8.75%   January 2006
100/800/801 Capitola Drive,
   Durham, NC                                   12,282         8.68%   December 2006
20/22 Firstfield Road, Gaithersburg, MD
   and 1300 Quince Orchard Road,
   Gaithersburg, MD                              9,973         8.25%   August 2007
620 Memorial Drive,
   Cambridge, MA (2)                            19,427        9.125%   October 2007
14225 Newbrook Drive, Chantilly, VA
   and 3000/3018 Western Avenue,
   Seattle, WA                                  35,545         7.22%   May 2008
377 Plantation Street, Worcester, MA
   and 6166 Nancy Ridge Drive,
   San Diego, CA                                18,763         8.71%   January 2010
25/35/45 W. Watkins Mill Road,
   Gaithersburg, MD and 708 Quince
   Orchard Road, Gaithersburg, MD               24,627         9.00%   November 2010
1431 Harbor Bay Parkway,
   Alameda, CA                                   5,425        7.165%   January 2014
3535/3565 General Atomics Court,
   San Diego, CA                                16,349         9.00%   December 2014
1102/1124 Columbia Street,
   Seattle, WA                                  19,356         7.75%   June 2016
1201 Clopper Road,
   Gaithersburg, MD  (3)                        18,981  LIBOR + 1.75%  January 2002
341/343 Oyster Point Boulevard (development
   project) San Francisco, CA  (4)               9,490  LIBOR + 1.70%  June 2003
                                           ------------
                                              $201,378
                                           ============

(1) The balance shown includes an unamortized premium of $582,000. The effective rate of the loan is 7.25%.

(2) The balance shown includes an unamortized premium of $1,795,000. The effective rate of the loan is 7.25%.

(3) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $19,000,000.

(4) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.

The following is a summary of the scheduled principal payments for our secured debt as of March 31, 2001 (in thousands):

             Year            Amount
    -------------------------------------------

             2001              $2,614
             2002              23,183
             2003              14,035
             2004               4,199
             2005               3,852
          Thereafter          151,118
                           -----------
           Subtotal           199,001
     Unamortized Premium        2,377
                           -----------
                             $201,378
                           ===========

Unsecured line of credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months. As of March 31, 2001, borrowings outstanding on the line of credit carried a weighted average interest rate of 7.17%.

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers.

The line of credit expires February 2003 and provides for an extension (provided there is no default) of an additional one-year period, upon notice by us and consent of the participating banks.

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

The following table summarizes our interest rate swap agreements:

                                         Notional      Interest
Transaction Date   Effective Date         Amount       Pay Rate   Termination Date
----------------- -----------------  ----------------  ---------  -----------------
October 1999      December 8, 1999    $ 50,000,000      6.500%      May 31, 2001

April 2000          May 20, 2000      $ 50,000,000      6.995%     January 2, 2003

July 2000           May 31, 2001      $ 50,000,000      7.070%      May 31, 2003

January 2001      January 31, 2001    $ 50,000,000      6.350%    December 31, 2002

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

We expect to meet certain long-term liquidity requirements, for purposes such as property acquisitions, property development and redevelopment activities, scheduled debt maturities and non-recurring capital improvements, through long- term secured and unsecured indebtedness, including borrowings under our line of credit, and the issuance of additional debt and/or equity securities.

Inflation

Approximately 83% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases therein. In addition, approximately 12% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 92% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

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

The following table presents our FFO for the three ended March 31, 2001 and 2000 (in thousands):

                                     For the Three Months End
                                            March 31,
                                     -----------------------
                                        2001        2000
                                     ----------- -----------

Net income                               $7,306      $5,737
Add:
  Depreciation and amortization           6,734       5,607
Subtract:
  Dividends on preferred stock             (916)       (916)
                                     ----------- -----------
FFO                                     $13,124     $10,428
                                     =========== ===========

Property and Lease Information

The following table is a summary of our property portfolio as of March 31, 2001 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------

Suburban Washington D.C.                         20   1,745,040     $27,243        98.3% (1)
California - San Diego                           19     836,264      21,773       100.0%
Eastern Massachusetts                             6     384,974      10,601       100.0%
Southeast                                         5     340,469       5,212        94.0% (1)
Washington - Seattle                              3     327,754       9,537       100.0%
California - San Francisco Bay                    5     304,212       7,620        99.9%
New Jersey/Suburban Philadelphia                  5     268,418       4,345       100.0%
                                         ----------- ----------- ----------- -----------
Subtotal                                         63   4,207,131      86,331        98.8%
Redevelopment Properties                         14     769,564       8,631        44.9%
                                         ----------- ----------- ----------- -----------
Total                                            77   4,976,695     $94,962        90.5%
                                         =========== =========== =========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of March 31, 2001:

                          Square     Square Footage  Annualized Base
Year of     Number of   Footage of  as a Percentage  Rent of Expiring
  Lease      Expiring    Expiring      of Leased       Leases (per
Expiration    Leases      Leases       Portfolio       square foot)
---------   ---------- ------------ ---------------- ----------------

  2001   (1)       38      446,130              9.9%          $21.01
  2002             29      524,926             11.7%          $19.58
  2003             23      468,454             10.4%          $19.83
  2004             20      395,629              8.8%          $19.25
  2005             16      325,903              7.2%          $25.21
Thereafter         50    2,341,645             52.0%          $24.94

(1) Represents leases expiring between April 1, 2001 and December 31, 2001.

The following table is a summary of our lease activity for the three months ended March 31, 2001 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI's/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          20   250,836   $16.07      --        --          --         --
    GAAP Rent                          20   250,836   $15.72      --        --          --         --
Renewed / Released Space
    Cash Rent                           8   188,574   $17.24    $18.48     7.2%       $1.32      4.4 Years
    GAAP Rent                           8   188,574   $16.92    $19.31     14.1%      $1.32      4.4 Years
Month-to-Month Leases
    Cash Rent                          10    60,346   $12.16    $13.93     14.6%        --         --
    GAAP Rent                          10    60,346   $11.74    $13.93     18.7%        --         --
Total Leasing
    Cash Rent                          18   248,920   $16.01    $17.38     8.6%         --         --
    GAAP Rent                          18   248,920   $15.67    $18.01     14.9%        --         --
Vacant Space Leased
    Cash Rent                           6   108,381     --      $25.76      --        $16.82    6.8 Years
    GAAP Rent                           6   108,381     --      $28.84      --        $16.82    6.8 Years
All Lease Activity
    Cash Rent                          24   357,301     --      $19.92      --          --         --
    GAAP Rent                          24   357,301     --      $21.29      --          --         --

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, March 31, 2001, we estimate that a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.1 million. We further estimate that a 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.1 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $9.4 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $11.1 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2001. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

  (b) Reports on Form 8-K.

  None.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

(Registrant)

By:	/s/ Joel. S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)