Form 10-Q
period 2001-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2001-08-14
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

    As of August 10, 2001, 16,256,274 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of June 30, 2001 and December 31, 2000	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and six months ended June 30, 2001 and 2000.	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 2001 and 2000	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

PART II. Other Information

Item 1. Legal Proceedings	26

Item 2. Changes in Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	27

Item 6. Exhibits and Reports on Form 8-K	27

Signatures	28

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           June 30,    December 31,
                                                             2001          2000
                                                         ------------  ------------
Assets

Rental properties, net                                      $718,981      $679,653
Property under development                                    57,133        26,092
Cash and cash equivalents                                      3,666         2,776
Tenant security deposits and other restricted cash            20,992         6,995
Secured note receivable                                        6,000         6,000
Tenant receivables                                             3,001         2,835
Deferred rent                                                 17,845        14,945
Other assets                                                  51,943        41,688
                                                         ------------  ------------
       Total assets                                         $879,561      $780,984
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $227,312      $200,256
Unsecured line of credit                                     274,000       231,000
Accounts payable, accrued expenses and tenant
   security deposits                                          34,144        23,123
Dividends payable                                              8,243         7,453
                                                         ------------  ------------
       Total liabilities                                     543,699       461,832
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Common stock                                                  162           155
   Additional paid-in capital                                299,860       278,868
   Deferred compensation                                      (2,369)         (296)
   Retained earnings                                               -             -
   Accumulated other comprehensive income                       (379)        1,837
                                                         ------------  ------------
       Total stockholders' equity                            335,862       319,152
                                                         ------------  ------------
       Total liabilities and stockholders' equity           $879,561      $780,984
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------- -----------------------
                                    2001        2000        2001        2000
                                 ----------- ----------- ----------- -----------
Revenues:
  Rental                            $23,589     $19,657     $47,161     $38,312
  Tenant recoveries                   5,872       4,700      12,207       9,458
  Interest and other income             938         553       2,026       1,102
                                 ----------- ----------- ----------- -----------
                                     30,399      24,910      61,394      48,872
Expenses:
  Rental operations                   5,910       4,827      12,630       9,801
  General and administrative          2,819       2,104       5,693       4,197
  Interest                            6,883       5,968      14,244      11,519
  Depreciation and amortization       7,463       5,670      14,197      11,277
                                 ----------- ----------- ----------- -----------
                                     23,075      18,569      46,764      36,794
                                 ----------- ----------- ----------- -----------
Net income                            7,324       6,341      14,630      12,078

Dividends on preferred stock            916         916       1,832       1,832
                                 ----------- ----------- ----------- -----------
Net income available to
  common stockholders                $6,408      $5,425     $12,798     $10,246
                                 =========== =========== =========== ===========
Net income per common share:
      -Basic                          $0.40       $0.38       $0.81       $0.73
                                 =========== =========== =========== ===========
      -Diluted                        $0.39       $0.38       $0.80       $0.72
                                 =========== =========== =========== ===========

Weighted average shares of
 common stock outstanding:
      -Basic                     16,011,654  14,272,509  15,742,870  14,026,392
                                 =========== =========== =========== ===========
      -Diluted                   16,253,036  14,450,365  15,970,586  14,180,064
                                 =========== =========== =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                              Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Operating Activities
Net income                                                  $14,630     $12,079
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                14,197      11,277
Amortization of loan fees and costs                             613         512
Amortization of premiums on secured notes                      (167)       (163)
Stock compensation expense                                    1,261         854
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash        (13,997)     (1,155)
  Tenant receivables                                           (166)        909
  Deferred rent                                              (2,900)     (2,719)
  Other assets                                                  318      (5,531)
  Accounts payable, accrued expenses and tenant
    security deposits                                         5,527      (1,878)
                                                          ----------  ----------
Net cash provided by operating activities                   $19,316     $14,185
                                                          ----------  ----------
Investing Activities
Purchase of rental properties                               (28,160)    (22,538)
Additions to rental properties                              (23,551)    (11,205)
Additions to property under development                     (31,088)    (20,907)
Additions to investments, net                                (9,675)     (7,708)
                                                          ----------  ----------
Net cash used in investing activities                       (92,474)    (62,358)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          29,145      14,941
Net proceeds from issuance of common stock                   16,751      14,170
Proceeds from exercise of stock options                       3,032       3,666
Net borrowings on unsecured line of credit                   43,000      28,000
Principal reductions of secured notes payable                (1,922)     (1,632)
Dividends paid on common stock                              (14,126)    (11,853)
Dividends paid on preferred stock                            (1,832)     (1,832)
                                                          ----------  ----------
Net cash provided by financing activities                    74,048      45,460
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents            890      (2,713)
Cash and cash equivalents at beginning of period              2,776       3,446
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $3,666        $733
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and services entities, not-for-profit research institutions, universities, related government agencies and technology enterprises. As of June 30, 2001, our portfolio consisted of 78 properties in nine states with approximately 5.1 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                  June 30,   December 31
                                    2001        2000
                                 ----------- -----------

Unrealized gain on marketable
  securities                         $5,115      $1,837
Unrealized loss on interest
  rate swap agreements               (5,494)         -
                                 ----------- -----------
                                      ($379)     $1,837
                                 =========== ===========

The following table provides a reconciliation of comprehensive income (in thousands):

                               Six Months Ended
                                    June 30,
                              ---------------------
                                 2001       2000
                              ---------- ----------

Net income                      $14,630    $12,078
Unrealized gain on marketable
  securities                      3,277         -
Unrealized loss on interest
  rate swap agreements           (2,033)        -
                              ---------- ----------
Comprehensive income            $15,874    $12,078
                              ========== ==========

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

Investment income of $480,000 for the quarter ended June 30, 2001 consisted of gross realized gains of $632,000 and gross realized losses of $152,000. The fair value of available-for-sale securities as of June 30, 2001 was $7,862,000, with related gross unrealized gains of $5,315,000 and gross unrealized losses of $200,000, respectively. At June 30, 2001, the cost of available-for- sale securities totaled $2,747,000.

Investments in non-publicly held entities as of June 30, 2001, totaled $20,738,000. These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.

2. Rental Properties

Rental properties consist of the following (in thousands):

                                    June 30,   December 31,
                                      2001        2000
                                   -----------------------

Land                                 $108,255     $99,373
Buildings and improvements            609,080     575,212
Tenant and other improvements          71,630      62,622
                                   ----------- -----------
                                      788,965     737,207
Less accumulated depreciation         (69,984)    (57,554)
                                   ----------- -----------
                                     $718,981    $679,653
                                   =========== ===========

During the three months ended June 30, 2001, we acquired a property containing approximately 96,000 rentable square feet from an unrelated third party for an aggregate purchase price (including closing and transaction costs) of approximately $11.9 million.

3. Unsecured Line of Credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months. As of June 30, 2001, borrowings outstanding on the line of credit carried a weighted average interest rate of 5.87%.

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

The following table summarizes our interest rate swap agreements as of June 30, 2001 (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date  Fair Value
------------------- --------------- ------------ -------- ---------------- -----------
April 2000           May 20, 2000    $  50,000    6.995%  January 2, 2003  $   (1,959)

July 2000            May 31, 2001    $  50,000    7.070%    May 31, 2003   $   (2,294)

January 2001        January 31, 2001 $  50,000    6.350%  December 31, 2002$   (1,479)
                                                                          ------------
Total                                                                      $   (5,732)
                                                                          ============

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements. Specifically, SFAS 133 requires us to reflect our interest rate swap agreements on the balance sheet at their estimated fair value. We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements. These methods of assessing fair value result in a general approximation of value, and such value may never be realized. As of January 1, 2001, the adoption of SFAS 133, as amended, resulted in qualifying interest rate swap agreements reported on the balance sheet as a liability of approximately $3.5 million, with a corresponding reduction to accumulated other comprehensive income, a separate component of stockholders' equity.

All of our interest rate swap agreements meet the criteria to be deemed "effective" under SFAS 133 in reducing our exposure to variable interest rates. Accordingly, we have categorized these instruments as cash flow hedges.

As of June 30, 2001, our interest rate swap agreements have been reported in the accompanying balance sheet at their fair value as other liabilities of approximately $5.7 million. Unrealized losses on our interest rate swap agreements are initially reflected in accumulated other comprehensive income. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

5. Stockholders' Equity

In April 2001, we completed the placement of 500,000 shares of common stock to institutional investors. The shares were issued at a price of $36.444 per share, resulting in aggregate proceeds of approximately $16.8 million, net of offering costs.

On June 14, 2001, we declared a cash dividend on our common stock aggregating $7,478,000 ($ 0.46 per share) for the calendar quarter ended June 30, 2001. We paid the dividend on July 16, 2001. On June 14, 2001, we also declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the calendar quarter ended June 30, 2001. We paid the dividend on July 16, 2001.

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                      ----------------------- -----------------------
                                         2001        2000        2001        2000
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                            $6,408      $5,425     $12,798     $10,246
                                      ======================= =========== ===========

Weighted average shares of
  common stock outstanding - basic    16,011,654  14,272,509  15,742,870  14,026,392
Add:  dilutive effect of
  stock options and stock grants         241,382     177,856     227,716     153,672
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  16,253,036  14,450,365  15,970,586  14,180,064
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.40       $0.38       $0.81       $0.73
                                      =========== =========== =========== ===========
  - Diluted                                $0.39       $0.38       $0.80       $0.72
                                      =========== =========== =========== ===========

Common dividends declared per share        $0.46       $0.43       $0.92       $0.86
                                      =========== =========== =========== ===========

7. Subsequent Event

On August 3, 2001, we acquired an office/laboratory property in San Diego, California for $20.4 million. We financed $12.0 million of the purchase price with a 20-year, 7.5% loan secured by the property and paid the remainder in cash. The loan is payable in monthly installments and is due in August 2010.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2000. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors. As used in this Form 10-Q, "we," "our," "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of strategically located Life Science Facilities in our target markets.

As of June 30, 2001, our portfolio consisted of 78 properties containing approximately 5.1 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 99% leased, excluding those properties in our development program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our acquisition and development activities.

Results of Operations

Comparison of Three Months Ended June 30, 2001 ("Second Quarter 2001") to Three Months Ended June 30, 2000 ("Second Quarter 2000")

Rental revenue increased by $3.9 million, or 20%, to $23.6 million for Second Quarter 2001 compared to $19.7 million for Second Quarter 2000. The increase resulted primarily from rental revenue from properties acquired or placed in service after April 1, 2000. Rental revenue from the properties operating before April 1, 2000 (the "Second Quarter Same Properties") increased by $966,000, or 5.7%, due to increases in rental rates and occupancy.

Tenant recoveries increased by $1.2 million, or 25%, to $5.9 million for Second Quarter 2001 compared to $4.7 million for Second Quarter 2000. The increase resulted partially from tenant recoveries from the properties acquired or placed in service after April 1, 2000. Tenant recoveries for the Second Quarter Same Properties increased by $444,000, or 10.5%, primarily due to increases in certain recoverable operating expenses.

Interest and other income increased by $385,000, or 70%, to $938,000 for Second Quarter 2001 compared to $553,000 for Second Quarter 2000, resulting primarily from $480,000 of investment income.

Rental operating expenses increased by $1.1 million, or 22%, to $5.9 million for Second Quarter 2001 compared to $4.8 million for Second Quarter 2000. The increase resulted partially from rental operating expenses from the properties acquired or placed in service after April 1, 2000. Operating expenses for the Second Quarter Same Properties increased by $599,000, or 13.7%, primarily due to increases in utilities and tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Second Quarter Same Properties (dollars in thousands):

                                  For the Three Months
                                     Ended June 30,
                               -----------------------
                                  2001        2000      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $22,943     $21,620       6.1%
Rental operating expenses           4,959       4,360      13.7%
                               ----------- ----------- ---------
Net operating income              $17,984     $17,260       4.2%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $22,593     $20,797       8.6%
Rental operating expenses           4,959       4,360      13.7%
                               ----------- ----------- ---------
Net operating income              $17,634     $16,437       7.3%
                               =========== =========== =========

_________

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $715,000, or 34%, to $2.8 million for Second Quarter 2001 compared to $2.1 million for Second Quarter 2000. The increase was primarily due to general and administrative expenses associated with the continued expansion of our portfolio of Life Science Facilities and related scope of operations.

Interest expense increased by $915,000, or 15%, to $6.9 million for Second Quarter 2001 compared to $6.0 million for Second Quarter 2000. The increase resulted from (a) indebtedness incurred to purchase the properties acquired after April 1, 2000 and (b) indebtedness incurred to finance the development of properties, for which development has now been completed.

Depreciation and amortization increased by $1.8 million, or 32%, to $7.5 million for Second Quarter 2001 compared to $5.7 million for Second Quarter 2000. The increase resulted primarily from depreciation associated with the properties acquired or placed in service after April 1, 2000.

As a result of the foregoing, net income was $7.3 million for Second Quarter 2001 compared to $6.3 million for Second Quarter 2000.

Comparison of Six Months Ended June 30, 2001 ("Six Months 2001") to Six Months Ended June 30, 2000 ("Six Months 2000")

Rental revenue increased by approximately $8.9 million, or 23%, to $47.2 million for Six Months 2001 compared to $38.3 million for Six Months 2000. The increase resulted primarily from rental revenue from properties acquired or placed in service after January 1, 2000. Rental revenue from the Properties acquired or placed in service before January 1, 2000 (the "Six Months Same Properties") increased by $2.1 million, or 7.5%, primarily due to increases in rental rates.

Tenant recoveries increased by approximately $2.7 million, or 29%, to $12.2 million for Six Months 2001 compared to $9.5 million for Six Months 2000. The increase resulted primarily from tenant recoveries from properties acquired or placed in service after January 1, 2000. Tenant recoveries from the Six Months Same Properties increased by $1.1 million, or 15.4%, primarily due to increases in certain recoverable operating expenses.

Interest and other income increased by $924,000, or 84%, to $2.0 million for Six Months 2001 compared to $1.1 million for Six Months 2000, resulting from $1.1 million of investment income.

Rental operating expenses increased by approximately $2.8 million, or 29%, to $12.6 million for Six Months 2001 compared to $9.8 million for Six Months 2000. The increase resulted primarily from properties acquired or placed in service after January 1, 2000. Operating expenses for the Six Months Same Properties increased by $1.5 million, or 20.4%, primarily due to increases in utilities and tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Six Months Same Properties (dollars in thousands):

                                  For the Six Months
                                     Ended June 30,
                               -----------------------
                                  2001        2000      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $38,557     $35,413       8.9%
Rental operating expenses           8,799       7,309      20.4%
                               ----------- ----------- ---------
Net operating income              $29,758     $28,104       5.9%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $37,984     $34,542      10.0%
Rental operating expenses           8,799       7,309      20.4%
                               ----------- ----------- ---------
Net operating income              $29,185     $27,233       7.2%
                               =========== =========== =========

_________

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by approximately $1.5 million, or 36%, to $5.7 million for Six Months 2001 compared to $4.2 million for Six Months 2000. The increase was primarily due to the continued increase in the scope of our operations.

Interest expense increased by approximately $2.7 million, or 24%, to $14.2 million for Six Months 2001 compared to $11.5 million for Six Months 2000. The increase resulted from (a) indebtedness incurred to purchase the properties acquired after January 1, 2000 and (b) indebtedness incurred to finance the development of properties, for which development has now been completed.

Depreciation and amortization increased by approximately $2.9 million, or 26%, to $14.2 million for Six Months 2001 compared to $11.3 million for Six Months 2000. The increase resulted primarily from depreciation associated with properties acquired or placed in service after January 1, 2000.

As a result of the foregoing, net income was $14.6 million for Six Months 2001 compared to $12.1 million for Six Months 2000.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for Six Months 2001 increased by $5.1 million, to $19.3 million compared to $14.2 million for Six Months 2000. The increase resulted primarily from increases in operating cash flows from properties acquired or placed in service after January 1, 2000 and increases in trade accounts payable due to the timing of disbursements. These increases were offset by the increase in restricted cash held in escrow to complete the development of an office/laboratory facility.

Net cash used in investing activities increased by $30.1 million, to $92.5 million for Six Months 2001 compared to $62.4 million for Six Months 2000 primarily due to a higher level of acquisition and redevelopment activity during Six Months 2001 compared to Six Months 2000.

Net cash provided by financing activities increased by $28.5 million, to $74.0 million for Six Months 2001 compared to $45.5 million for Six Months 2000. Cash provided by financing activities for Six Months 2001 and Six Months 2000 consisted primarily of net proceeds from our unsecured line of credit, secured debt and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders.

Commitments

As of June 30, 2001, we were committed under the terms of certain leases to complete the construction of buildings and related improvements at a remaining aggregate cost of $18.5 million.

As of June 30, 2001, we were also committed to fund approximately $52.8 million for the construction of generic building infrastructure improvements for tenants under the terms of various leases and for certain investments.

Restricted Cash

Restricted cash as of June 30, 2001 consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $5,871
Security deposit funds based on the terms of certain
     lease agreements                                            1,882
Funds held in escrow to complete the development of an
     office/laboratory facility                                 13,239
                                                              ---------
                                                               $20,992
                                                              =========

Secured Debt

Secured debt as of June 30, 2001 consists of the following (dollars in thousands):

                                      Balance at      Stated
                                       June 30,      Interest
   Location of Collateral                2001          Rate      Maturity Date
------------------------------------ ------------ ------------  --------------

   Worcester, MA (1)                     $11,042          8.75%  January 2006

   Durham, NC  (two properties)           12,249          8.68%  December 2006

   Gaithersburg, MD (three properties      9,952          8.25%  August 2007

   Cambridge, MA (2)                      19,339         9.125%  October 2007

   Chantilly, VA and Seattle, WA          35,455          7.22%  May 2008

   Worcester, MA and San Diego, CA        18,736          8.71%  January 2010

   Gaithersburg, MD (two properties)      24,585          8.33%  November 2010

   San Diego, CA (six  properties)        24,100          7.75%  July 2011

   Alameda, CA                             5,425         7.165%  January 2014

   San Diego, CA (two properties)         16,197          9.00%  December 2014

   Seattle, WA                            19,188          7.75%  June 2016

   Gaithersburg, MD (3)                   18,981  LIBOR + 1.75%  January 2002

   San Francisco, CA
   (development project) (4)               12063  LIBOR + 1.70%  June 2003
                                     ------------
                                        $227,312
                                     ============

_________

(1) The balance shown includes an unamortized premium of $553,000. The effective rate of the loan is 7.25%.

(2) The balance shown includes an unamortized premium of $1,736,000. The effective rate of the loan is 7.25%.

(3) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $19,000,000.

(4) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.

The following is a summary of the scheduled principal payments for our secured debt as of June 30, 2001 (in thousands):

             Year            Amount
    -------------------------------------------

             2001              $2,034
             2002              23,373
             2003              16,814
             2004               4,416
             2005               4,093
          Thereafter          174,293
                           -----------
           Subtotal           225,023
     Unamortized Premium        2,289
                           -----------
                             $227,312
                           ===========

Unsecured line of credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months. As of June 30, 2001, borrowings outstanding on the line of credit carried a weighted average interest rate of 5.87%.

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

The following table summarizes our interest rate swap agreements (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date  Fair Value
------------------- --------------- ------------ -------- ---------------- -----------
April 2000           May 20, 2000    $  50,000    6.995%  January 2, 2003  $   (1,959)

July 2000            May 31, 2001    $  50,000    7.070%    May 31, 2003   $   (2,294)

January 2001        January 31, 2001 $  50,000    6.350%  December 31, 2002$   (1,479)
                                                                          ------------
Total                                                                      $   (5,732)
                                                                          ============

With respect to our swap agreements, we are exposed to losses in the event the financial institution is unable to perform under the agreements, or in the event one-month LIBOR is less than the agreed-upon fixed interest rates.

Other Resources and Liquidity Requirements

We expect to continue meeting our short-term liquidity and capital requirements generally by using our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to make distributions necessary to enable us to continue qualifying as a real estate investment trust. We also believe that net cash provided by operations will be sufficient to fund our recurring non-revenue enhancing capital expenditures and leasing commissions.

We expect to meet certain long-term liquidity requirements, for purposes such as property acquisitions, property development and redevelopment activities, scheduled debt maturities, generic building infrastructure improvements funded for tenants and non-recurring capital improvements, through long-term secured and unsecured indebtedness, including borrowings under our line of credit, and the issuance of additional debt and/or equity securities.

Inflation

Approximately 83% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases therein. In addition, approximately 11% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 91% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

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

The following table presents our FFO for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                     For the Three Months End
                                           June 30,
                                     -----------------------
                                        2001        2000
                                     ----------- -----------

Net income                               $7,324      $6,341
Add:
  Depreciation and amortization           7,463       5,670
Subtract:
  Dividends on preferred stock             (916)       (916)
                                     ----------- -----------
FFO                                     $13,871     $11,095
                                     =========== ===========

                                     For the Six Months Ended
                                            June 30,
                                     -----------------------
                                        2001        2000
                                     ----------- -----------

Net income                              $14,630     $12,078
Add:
  Depreciation and amortization          14,197      11,277
Subtract:
  Dividends on preferred stock           (1,832)     (1,832)
                                     ----------- -----------
FFO                                     $26,995     $21,523
                                     =========== ===========

Property and Lease Information

The following table is a summary of our property portfolio as of June 31, 2001 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------
Market:
Suburban Washington D.C.                         19   1,613,529     $25,362        98.2% (1)
California - San Diego                           20     877,818      23,395        99.8%
California - San Francisco Bay                    5     304,212       7,831       100.0%
Southeast                                         3     183,473       3,252        96.4% (1)
New Jersey/Suburban Philadelphia                  5     268,418       4,345       100.0%
Eastern Massachusetts                             6     384,974      10,699       100.0%
Washington - Seattle                              2     118,393       3,934       100.0%
                                         ----------- ----------- ----------- -----------
Total (2)                                        60   3,750,817     $78,818        99.0%
                                         =========== =========== =========== ===========

________

(1) All, or substantially all, of the vacant space is office or warehouse space.

(2) Excludes properties under redevelopment.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2001:

                         Square   Percentage of  Annualized Base
Year of     Number of  Footage of   Aggregate    Rent of Expiring
  Lease      Expiring   Expiring  Portfolio Lease  Leases (per
Expiration    Leases     Leases   Square Footage   square foot)
---------   ---------- ---------- -------------- ----------------

  2001   (1)       29    268,475            6.2%          $20.87
  2002             33    549,590           12.6%          $20.44
  2003             26    487,911           11.2%          $20.11
  2004             22    385,950            8.9%          $20.49
  2005             15    318,642            7.3%          $25.81
Thereafter         55  2,340,556           53.8%          $22.38

_________

(1) Represents leases expiring between July 1, 2001 and December 31, 2001.

The following table is a summary of our lease activity for the three months ended June 30, 2001 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          28   439,221   $18.02      --        --          --         --
    GAAP Rent                          28   439,221   $17.68      --        --          --         --
Renewed / Released Space
    Cash Rent                          14   208,298   $22.32    $27.65     23.9%      $1.63      3.8 years
    GAAP Rent                          14   208,298   $21.81    $28.87     32.4%      $1.63      3.8 years
Month-to-Month Leases
    Cash Rent                           9    50,533   $10.95    $11.41     4.2%         --         --
    GAAP Rent                           9    50,533   $10.58    $11.41     7.8%         --         --
Total Leasing
    Cash Rent                          23   258,831   $20.10    $24.48     21.8%        --         --
    GAAP Rent                          23   258,831   $19.62    $25.46     29.8%        --         --
Vacant Space Leased
    Cash Rent                          11   126,075     --      $34.01      --        $27.90    6.7 Years
    GAAP Rent                          11   126,075     --      $39.04      --        $27.90    6.7 Years
All Lease Activity
    Cash Rent                          34   384,906     --      $27.60      --          --         --
    GAAP Rent                          34   384,906     --      $29.91      --          --         --

The following table is a summary of our lease activity for the six months ended June 30, 2001 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          39   660,331   $17.54      --        --          --         --
    GAAP Rent                          39   660,331   $17.19      --        --          --         --
Renewed / Released Space
    Cash Rent                          21   396,872   $20.32    $23.29     14.6%      $1.48      4.1 Years
    GAAP Rent                          21   396,872   $19.87    $24.33     22.4%      $1.48      4.1 Years
Month-to-Month Leases
    Cash Rent                           9    50,533   $10.95    $11.41     4.2%         --         --
    GAAP Rent                           9    50,533   $10.58    $11.41     7.8%         --         --
Total Leasing
    Cash Rent                          30   447,405   $19.26    $21.95     14.0%        --         --
    GAAP Rent                          30   447,405   $18.82    $22.87     21.5%        --         --
Vacant Space Leased
    Cash Rent                          17   231,873     --      $30.35      --        $23.04    6.8 Years
    GAAP Rent                          17   231,873     --      $34.52      --        $23.04    6.8 Years
All Lease Activity
    Cash Rent                          47   679,278     --      $24.82      --          --         --
    GAAP Rent                          47   679,278     --      $26.84      --          --         --

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, June 30, 2001, we estimate that a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.2 million. We further estimate that a 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.2 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $11.3 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $12.6 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2001. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

On April 27, 2001, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualify. The following directors were elected pursuant to the votes indicated:

Director	"For"	"Withheld"

Jerry M. Sudarsky	13,120,799	734,511
Joel S. Marcus	11,877,291	1,978,019
James H. Richardson	11,877,291	1,978,019
Richard B. Jennings	13,206,019	649,691
David M. Petrone	13,206,019	649,691
Anthony M. Solomon	13,205,619	649,291
Alan G. Walton	13,206,019	649,291

We have no other directors.

In addition, the stockholders voted to ratify the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2001. A total of 13,812,065 shares voted "for" the ratification, 28,709 voted "against" and 14,536 shares abstained.

The stockholders also voted to amend our 1997 Stock Award and Incentive Plan by approving certain modifications to the business criteria on which value and payment of Other Stock-Based Awards and Other Cash-Bashed Awards are based. A total of 13,536,949 shares voted "for" the amendment, 303,015 voted "against" and 15,345 abstained.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

  (b) Reports on Form 8-K.

  On April 6, 2001, we filed a Current Report on Form 8-K, dated April 3, 2001, to report the sale of 500,000 shares of our common stock to institutional investors.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

(Registrant)

By:	/s/ Joel. S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)