Form 10-Q
period 2001-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2001-11-14
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

    As of November 12, 2001, 16,297,607 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of September 30, 2001 and December 31, 2000	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and nine months ended September 30, 2001 and 2000.	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the nine months ended September 30, 2001 and 2000	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

PART II. Other Information

Item 1. Legal Proceedings	26

Item 2. Changes in Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	27

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                         September 30, December 31,
                                                             2001          2000
                                                         ------------  ------------
Assets

Rental properties, net                                      $783,474      $679,653
Property under development                                    46,306        26,092
Cash and cash equivalents                                      2,720         2,776
Tenant security deposits and other restricted cash            15,721         6,995
Secured note receivable                                        6,000         6,000
Tenant receivables                                             2,929         2,835
Deferred rent                                                 19,160        14,945
Other assets                                                  52,478        41,688
                                                         ------------  ------------
       Total assets                                         $928,788      $780,984
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $244,697      $200,256
Unsecured line of credit                                     308,000       231,000
Accounts payable, accrued expenses and tenant
   security deposits                                          38,975        23,123
Dividends payable                                              8,250         7,453
                                                         ------------  ------------
       Total liabilities                                     599,922       461,832
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Common stock                                                  163           155
   Additional paid-in capital                                299,265       278,868
   Deferred compensation                                      (1,775)         (296)
   Retained earnings                                               -             -
   Accumulated other comprehensive income                     (7,375)        1,837
                                                         ------------  ------------
       Total stockholders' equity                            328,866       319,152
                                                         ------------  ------------
       Total liabilities and stockholders' equity           $928,788      $780,984
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                 ----------------------- -----------------------
                                    2001        2000        2001        2000
                                 ----------- ----------- ----------- -----------
Revenues:
  Rental                            $25,505     $21,581     $72,666     $59,893
  Tenant recoveries                   6,607       5,663      18,814      15,121
  Interest and other income             618       1,231       2,644       2,333
                                 ----------- ----------- ----------- -----------
                                     32,730      28,475      94,124      77,347
Expenses:
  Rental operations                   6,925       6,027      19,555      15,828
  General and administrative          2,885       2,391       8,578       6,588
  Interest                            7,278       7,066      21,522      18,585
  Depreciation and amortization       8,191       6,460      22,388      17,737
                                 ----------- ----------- ----------- -----------
                                     25,279      21,944      72,043      58,738
                                 ----------- ----------- ----------- -----------
Net income                            7,451       6,531      22,081      18,609

Dividends on preferred stock            916         916       2,748       2,748
                                 ----------- ----------- ----------- -----------
Net income available to
  common stockholders                $6,535      $5,615     $19,333     $15,861
                                 =========== =========== =========== ===========
Net income per common share:
      -Basic                          $0.41       $0.39       $1.22       $1.12
                                 =========== =========== =========== ===========
      -Diluted                        $0.40       $0.38       $1.20       $1.10
                                 =========== =========== =========== ===========

Weighted average shares of
 common stock outstanding:
      -Basic                     16,135,399  14,518,005  15,875,151  14,130,016
                                 =========== =========== =========== ===========
      -Diluted                   16,413,591  14,782,077  16,118,022  14,354,664
                                 =========== =========== =========== ===========

See accompanying notes.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                              Nine Months Ended
                                                                  September 30,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Operating Activities
Net income                                                  $22,081     $18,609
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                22,388      17,737
Amortization of loan fees and costs                             924         765
Amortization of premiums on secured notes                      (257)       (249)
Stock compensation expense                                    1,897       1,238
Changes in operating assets and liabilities:
  Tenant security deposits and other restricted cash         (8,726)     (1,374)
  Tenant receivables                                            (94)       (303)
  Deferred rent                                              (4,215)     (4,289)
  Other assets                                               (9,101)     (9,693)
  Accounts payable, accrued expenses and tenant
    security deposits                                         8,022        (567)
                                                          ----------  ----------
Net cash provided by operating activities                   $32,919     $21,874
                                                          ----------  ----------
Investing Activities
Purchase of rental properties                               (55,746)    (46,503)
Additions to rental properties                              (49,324)    (31,169)
Additions to property under development                     (38,446)    (23,439)
Additions to investments                                     (6,902)    (10,051)
                                                          ----------  ----------
Net cash used in investing activities                      (150,418)   (111,162)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          47,937       6,074
Net proceeds from issuance of common stock                   16,751      52,130
Proceeds from exercise of stock options                       3,344       3,969
Net borrowings on unsecured line of credit                   77,000      48,000
Principal reductions of secured notes payable                (3,239)     (2,764)
Dividends paid on common stock                              (21,603)    (18,044)
Dividends paid on preferred stock                            (2,747)     (2,748)
                                                          ----------  ----------
Net cash provided by financing activities                   117,443      86,617
                                                          ----------  ----------
Net decrease in cash and cash equivalents                       (56)     (2,671)
Cash and cash equivalents at beginning of period              2,776       3,446
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $2,720        $775
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, conversion, retrofitting, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "Life Science Facilities." Our Life Science Facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and services entities, not-for-profit scientific research institutions, universities and related government agencies. As of September 30, 2001, our portfolio consisted of 82 properties in nine states with approximately 5.3 million rentable square feet.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                 September 30,  December 31,
                                     2001          2000
                                  -----------   -----------

Unrealized gain on marketable
  securities                            $455        $1,837
Unrealized loss on interest
  rate swap agreements                (7,830)           -
                                  -----------   -----------
                                     ($7,375)       $1,837
                                  ===========   ===========

The following table provides a reconciliation of comprehensive income (in thousands):

                                Nine Months Ended
                                  September 30,
                              ---------------------
                                 2001       2000
                              ---------- ----------

Net income                      $22,081    $18,609
Unrealized loss on marketable
  securities                     (1,383)        -
Unrealized loss on interest
  rate swap agreements           (4,369)        -
                              ---------- ----------
Comprehensive income            $16,329    $18,609
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

Investment income of $217,000 for the quarter ended September 30, 2001 consisted of gross realized gains of $217,000 and no realized losses. The fair value of available-for-sale securities as of September 30, 2001 was $3,590,000, with related gross unrealized gains of $1,346,000 and gross unrealized losses of $891,000, respectively. At September 30, 2001, the cost of available- for-sale securities totaled $3,135,000.

Investments in non-publicly held entities as of September 30, 2001, totaled $22,236,000. These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.

2. Rental Properties

Rental properties consist of the following (in thousands):

                                  September 30,   December 31,
                                      2001           2000
                                   -----------    -----------

Land                                 $120,975        $99,373
Buildings and improvements            655,524        575,212
Tenant and other improvements          84,011         62,622
                                   -----------    -----------
                                      860,510        737,207
Less accumulated depreciation         (77,036)       (57,554)
                                   -----------    -----------
                                     $783,474       $679,653
                                   ===========    ===========

During the three months ended September 30, 2001, we acquired two properties containing approximately 130,000 rentable square feet from unrelated third parties for an aggregate purchase price (including closing and transaction costs) of approximately $27.6 million.

3. Unsecured Line of Credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months. As of September 30, 2001, borrowings outstanding on the line of credit carried a weighted average interest rate of 5.35%.

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

The following table summarizes our interest rate swap agreements as of September 30, 2001 (dollars in thousands):

                                         Notional  Interest
Transaction Date    Effective Date        Amount   Pay Rate  Termination Date     Fair Value
------------------- ---------------   ------------ --------  ----------------    -----------
April 2000           May 20, 2000      $  50,000    6.995%   January 2, 2003     $   (2,639)

July 2000            May 31, 2001      $  50,000    7.070%     May 31, 2003      $   (3,315)

January 2001        January 31, 2001   $  50,000    6.350%   December 31, 2002   $   (2,232)
                                                                                 -----------
Total                                                                            $   (8,186)
                                                                                 ===========

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

As of September 30, 2001, our interest rate swap agreements have been reported in the accompanying balance sheet at their fair value as other liabilities of approximately $8.2 million. Unrealized losses on our interest rate swap agreements are initially reflected in accumulated other comprehensive income. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

5. Stockholders' Equity

On September 14, 2001, we declared a cash dividend on our common stock aggregating $7,483,000 ($ 0.46 per share) for the calendar quarter ended September 30, 2001. We paid the dividend on October 16, 2001. On September 14, 2001, we also declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the calendar quarter ended September 30, 2001. We paid the dividend on October 16, 2001.

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                      ----------------------- -----------------------
                                         2001        2000        2001        2000
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                            $6,535      $5,615     $19,333     $15,861
                                      ======================= =========== ===========

Weighted average shares of
  common stock outstanding - basic    16,135,399  14,518,005  15,875,151  14,130,016
Add:  dilutive effect of
  stock options and stock grants         278,192     264,072     242,871     224,648
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  16,413,591  14,782,077  16,118,022  14,354,664
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.41       $0.39       $1.22       $1.12
                                      =========== =========== =========== ===========
  - Diluted                                $0.40       $0.38       $1.20       $1.10
                                      =========== =========== =========== ===========

Common dividends declared per share        $0.46       $0.43       $1.38       $1.29
                                      =========== =========== =========== ===========

7. Subsequent Event

In October 2001, we obtained an unsecured term loan for $50,000,000 from Fleet National Bank. The loan, which is due in February 2003, bears interest at LIBOR plus 1.625% and contains financial covenants similar to our unsecured line of credit. The proceeds of the loan were used to pay down a portion of the outstanding balance on our unsecured line of credit.

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

As of September 30, 2001, our portfolio consisted of 82 properties containing approximately 5.3 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 98.6% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our acquisition and development activities.

Results of Operations

Comparison of Three Months Ended September 30, 2001 ("Third Quarter 2001") to Three Months Ended September 30, 2000 ("Third Quarter 2000")

Rental revenue increased by $3.9 million, or 18%, to $25.5 million for Third Quarter 2001 compared to $21.6 million for Third Quarter 2000. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after October 1, 2000. Rental revenue from the properties operating continuously since October 1, 2000 (the "Third Quarter Same Properties") increased by $1.3 million, or 6.6%, due to increases in rental rates and occupancy.

Tenant recoveries increased by $944,000, or 17%, to $6.6 million for Third Quarter 2001 compared to $5.7 million for Third Quarter 2000. The increase resulted primarily from tenant recoveries from the properties acquired, placed in service or redeveloped after October 1, 2000. Tenant recoveries for the Third Quarter Same Properties increased by $281,000, or 5.2%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $613,000, or 50%, to $618,000 for Third Quarter 2001 compared to $1.2 million for Third Quarter 2000, resulting primarily from a decrease in service fee income and investment income.

Rental operating expenses increased by $898,000, or 15%, to $6.9 million for Third Quarter 2001 compared to $6.0 million for Third Quarter 2000. The increase resulted partially from rental operating expenses from the properties acquired, placed in service or redeveloped after October 1, 2000. Operating expenses for the Third Quarter Same Properties increased by $502,000, or 9.2%, primarily due to increases in utilities and tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Third Quarter Same Properties (dollars in thousands):

                                  For the Three Months
                                     Ended September 30,
                               -----------------------
                                  2001        2000      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $27,172     $25,803       5.3%
Rental operating expenses           5,973       5,471       9.2%
                               ----------- ----------- ---------
Net operating income              $21,199     $20,332       4.3%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $26,340     $24,437       7.8%
Rental operating expenses           5,973       5,471       9.2%
                               ----------- ----------- ---------
Net operating income              $20,367     $18,966       7.4%
                               =========== =========== =========

_________

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $494,000, or 21%, to $2.9 million for Third Quarter 2001 compared to $2.4 million for Third Quarter 2000. The increase was primarily due to general and administrative expenses associated with the continued expansion of our portfolio of Life Science Facilities and related scope of operations.

Interest expense increased by $212,000, or 3%, to $7.3 million for Third Quarter 2001 compared to $7.1 million for Third Quarter 2000. The increase resulted from (a) indebtedness incurred to purchase the properties acquired after October 1, 2000 and (b) indebtedness incurred to finance the development and redevelopment of properties which have now been completed, partially offset by a reduction in variable interest rates on our unsecured line of credit.

Depreciation and amortization increased by $1.7 million, or 27%, to $8.2 million for Third Quarter 2001 compared to $6.5 million for Third Quarter 2000. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after October 1, 2000.

As a result of the foregoing, net income was $7.5 million for Third Quarter 2001 compared to $6.5 million for Third Quarter 2000.

Comparison of Nine Months Ended September 30, 2001 ("Nine Months 2001") to Nine Months Ended September 30, 2000 ("Nine Months 2000")

Rental revenue increased by approximately $12.8 million, or 21%, to $72.7 million for Nine Months 2001 compared to $59.9 million for Nine Months 2000. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2000. Rental revenue from the Properties acquired or placed in service before January 1, 2000 (the "Nine Months Same Properties") increased by $3.0 million, or 6.9%, primarily due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $3.7 million, or 24%, to $18.8 million for Nine Months 2001 compared to $15.1 million for Nine Months 2000. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2000. Tenant recoveries from the Nine Months Same Properties increased by $1.2 million, or 10.0%, primarily due to increases in certain recoverable operating expenses.

Interest and other income increased by $311,000, or 13%, to $2.6 million for Nine Months 2001 compared to $2.3 million for Nine Months 2000, primarily resulting from an increase in investment income and service fee income.

Rental operating expenses increased by approximately $3.8 million, or 24%, to $19.6 million for Nine Months 2001 compared to $15.8 million for Nine Months 2000. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2000. Operating expenses for the Nine Months Same Properties increased by $1.6 million, or 12.8%, primarily due to increases in utilities and tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Nine Months Same Properties (dollars in thousands):

                                  For the Nine Months
                                     Ended September 30,
                               -----------------------
                                  2001        2000      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $60,470     $56,613       6.8%
Rental operating expenses          13,861      12,289      12.8%
                               ----------- ----------- ---------
Net operating income              $46,609     $44,324       5.2%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $59,574     $55,348       7.6%
Rental operating expenses          13,861      12,289      12.8%
                               ----------- ----------- ---------
Net operating income              $45,713     $43,059       6.2%
                               =========== =========== =========

_________

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by approximately $2.0 million, or 30%, to $8.6 million for Nine Months 2001 compared to $6.6 million for Nine Months 2000. The increase was primarily due to the continued expansion of our portfolio of Life Science Facilities and related scope of operations.

Interest expense increased by approximately $2.9 million, or 16%, to $21.5 million for Nine Months 2001 compared to $18.6 million for Nine Months 2000. The increase resulted from (a) indebtedness incurred to purchase the properties acquired after January 1, 2000 and (b) indebtedness incurred to finance the development and redevelopment of properties which have now been completed, partially offset by a reduction in variable interest rates on our unsecured line of credit.

Depreciation and amortization increased by approximately $4.7 million, or 26%, to $22.4 million for Nine Months 2001 compared to $17.7 million for Nine Months 2000. The increase resulted primarily from depreciation associated with properties acquired or placed in service after January 1, 2000.

As a result of the foregoing, net income was $22.1 million for Nine Months 2001 compared to $18.6 million for Nine Months 2000.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for Nine Months 2001 increased by $11.0 million, to $32.9 million compared to $21.9 million for Nine Months 2000. The increase resulted primarily from increases in operating cash flows from properties acquired, placed in service or redeveloped after January 1, 2000 and increases in trade accounts payable due to the timing of disbursements. These increases were offset by the increase in restricted cash held in escrow to complete the development of an office/laboratory facility.

Net cash used in investing activities increased by $39.3 million, to $150.4 million for Nine Months 2001 compared to $111.2 million for Nine Months 2000 primarily due to a higher level of acquisition, development and redevelopment activity during Nine Months 2001 compared to Nine Months 2000.

Net cash provided by financing activities increased by $30.8 million, to $117.4 million for Nine Months 2001 compared to $86.6 million for Nine Months 2000. Cash provided by financing activities for Nine Months 2001 and Nine Months 2000 consisted primarily of net proceeds from our unsecured line of credit, secured debt and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders.

Commitments

As of September 30, 2001, we were committed to complete the construction of buildings at a remaining aggregate cost of $8.5 million. The funds have been set aside in an escrow account for the completion of this project.

As of September 30, 2001, we were also committed to fund approximately $44.9 million for the construction of generic building infrastructure improvements for tenants under the terms of various leases and for certain investments.

Restricted Cash

Restricted cash as of September 30, 2001 consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $5,389
Security deposit funds based on the terms of certain
     lease agreements                                            1,874
Funds held in escrow to complete the development of an
     office/laboratory facility                                  8,458
                                                              ---------
                                                               $15,721
                                                              =========

Secured Debt

Secured debt as of September 30, 2001 consists of the following (dollars in thousands):

                                      Balance at    Stated
                                     September 30, Interest
   Location of Collateral                2001        Rate        Maturity Date
------------------------------------ ------------ -----------    --------------

   Worcester, MA (1)                     $10,922        8.75%    January 2006

   Durham, NC  (two properties)           12,216        8.68%    December 2006

   Gaithersburg, MD (three properties      9,931        8.25%    August 2007

   Cambridge, MA (2)                      19,249       9.125%    October 2007

   Chantilly, VA and Seattle, WA          35,364        7.22%    May 2008

   Worcester, MA and San Diego, CA        18,709        8.71%    January 2010

   Gaithersburg, MD (two properties)      24,547        8.33%    November 2010

   San Diego, CA (six  properties)        24,076        7.75%    July 2011

   San Diego, CA                          11,979        7.50%    August 2011

   Alameda, CA                             4,811       7.165%    January 2014

   San Diego, CA (two properties)         16,041        9.00%    December 2014

   Seattle, WA                            19,016        7.75%    June 2016

   Gaithersburg, MD (3)                   18,981  LIBOR + 1.75%  January 2002

   San Francisco, CA
   (development project) (4)              18,855  LIBOR + 1.70%  June 2003
                                     ------------
                                        $244,697
                                     ============

_________

(1) The balance shown includes an unamortized premium of $524,000. The effective rate of the loan is 7.25%.

(2) The balance shown includes an unamortized premium of $1,676,000. The effective rate of the loan is 7.25%.

(3) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $19,000,000.

(4) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.

The following is a summary of the scheduled principal payments for our secured debt as of September 30, 2001 (in thousands):

             Year            Amount
    -------------------------------------------

             2001                $803
             2002              23,649
             2003              23,904
             2004               4,737
             2005               4,438
          Thereafter          184,966
                           -----------
           Subtotal           242,497
     Unamortized Premium        2,200
                           -----------
                             $244,697
                           ===========

Unsecured line of credit

We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months. As of September 30, 2001, borrowings outstanding on the line of credit carried a weighted average interest rate of 5.35%.

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

The following table summarizes our interest rate swap agreements (dollars in thousands):

                                         Notional  Interest
Transaction Date    Effective Date        Amount   Pay Rate  Termination Date     Fair Value
------------------- ---------------   ------------ --------  ----------------    -----------
April 2000           May 20, 2000      $  50,000    6.995%   January 2, 2003     $   (2,639)

July 2000            May 31, 2001      $  50,000    7.070%     May 31, 2003      $   (3,315)

January 2001        January 31, 2001   $  50,000    6.350%   December 31, 2002   $   (2,232)
                                                                                 -----------
Total                                                                            $   (8,186)
                                                                                 ===========

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

Inflation

Approximately 84% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases therein. In addition, approximately 85% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 91% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in our variable rate borrowing cost, including borrowings under our unsecured line of credit.

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

The following table presents our FFO for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                     For the Three Months Ended
                                          September 30,
                                     -----------------------
                                        2001        2000
                                     ----------- -----------

Net income                               $7,451      $6,531
Add:
  Depreciation and amortization           8,191       6,460
Subtract:
  Dividends on preferred stock             (916)       (916)
                                     ----------- -----------
FFO                                     $14,726     $12,075
                                     =========== ===========

                                     For the Nine Months Ended
                                          September 30,
                                     -----------------------
                                        2001        2000
                                     ----------- -----------

Net income                              $22,081     $18,609
Add:
  Depreciation and amortization          22,388      17,737
Subtract:
  Dividends on preferred stock           (2,748)     (2,748)
                                     ----------- -----------
FFO                                     $41,721     $33,598
                                     =========== ===========

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2001 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------
Market:
Suburban Washington D.C.                         19   1,613,529     $25,199        97.3% (1)
California - San Diego                           21     949,328      26,048        99.8%
California - San Francisco Bay                    7     412,172      12,109       100.0%
Southeast                                         3     183,473       3,174        94.1% (1)
New Jersey/Suburban Philadelphia                  5     268,418       4,345       100.0%
Eastern Massachusetts                             6     384,974      12,676       100.0%
Washington - Seattle                              2     118,393       4,110       100.0%
                                         ----------- ----------- ----------- -----------
Total (2)                                        63   3,930,287     $87,661        98.6%
                                         =========== =========== =========== ===========

________

(1) All, or substantially all, of the vacant space is office or warehouse space.

(2) Excludes properties under redevelopment.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2001:

                         Square   Percentage of  Annualized Base
Year of     Number of  Footage of   Aggregate    Rent of Expiring
  Lease      Expiring   Expiring  Portfolio Lease  Leases (per
Expiration    Leases     Leases   Square Footage   square foot)
---------   ---------- ---------- -------------- ----------------

  2001   (1)       25    183,004            4.0%          $21.02
  2002             35    560,758           12.1%          $20.85
  2003             27    445,263            9.6%          $19.57
  2004             23    391,724            8.5%          $20.53
  2005             15    318,642            6.9%          $25.85
Thereafter         65  2,724,542           58.9%          $23.83

_________

(1) Represents leases expiring between October 1, 2001 and December 31, 2001.

The following table is a summary of our lease activity for the three months ended September 30, 2001 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          22   274,215   $22.25      --        --          --         --
    GAAP Rent                          22   274,215   $22.58      --        --          --         --
Renewed / Released Space
    Cash Rent                           7   168,258   $24.89    $25.36     1.9%       $5.86      3.7 years
    GAAP Rent                           7   168,258   $25.56    $26.30     2.9%       $5.86      3.7 years
Month-to-Month Leases
    Cash Rent                          14    87,572   $18.89    $19.61     3.8%         --         --
    GAAP Rent                          14    87,572   $18.64    $19.61     5.2%         --         --
Total Leasing
    Cash Rent                          21   255,830   $22.84    $23.39     2.4%         --         --
    GAAP Rent                          21   255,830   $23.19    $24.01     3.5%         --         --
Vacant Space Leased
    Cash Rent                           3    14,050     --      $18.88      --        $5.01     2.1 Years
    GAAP Rent                           3    14,050     --      $19.07      --        $5.01     2.1 Years
All Lease Activity
    Cash Rent                          24   269,880     --      $23.16      --          --         --
    GAAP Rent                          24   269,880     --      $23.75      --          --         --

The following table is a summary of our lease activity for the nine months ended Seotember 30, 2001 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          52   879,314   $19.52      --        --          --         --
    GAAP Rent                          52   879,314   $19.39      --        --          --         --
Renewed / Released Space
    Cash Rent                          29   567,120   $21.84    $24.25     11.0%      $2.71      3.9 Years
    GAAP Rent                          29   567,120   $21.72    $25.27     16.3%      $2.71      3.9 Years
Month-to-Month Leases
    Cash Rent                          14    87,572   $18.27    $19.61     7.3%         --         --
    GAAP Rent                          14    87,572   $18.03    $19.61     8.8%         --         --
Total Leasing
    Cash Rent                          43   654,692   $21.37    $23.63     10.6%        --         --
    GAAP Rent                          43   654,692   $21.23    $24.51     15.4%        --         --
Vacant Space Leased
    Cash Rent                          19   241,423     --      $29.48      --        $22.41    6.6 Years
    GAAP Rent                          19   241,423     --      $33.11      --        $22.41    6.6 Years
All Lease Activity
    Cash Rent                          62   896,115     --      $25.20      --          --         --
    GAAP Rent                          62   896,115     --      $26.83      --          --         --

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, September 30, 2001, we estimate that a 1% increase in interest rates on our line of credit would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.6 million. We further estimate that a 1% decrease in interest rates on our line of credit would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.6 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $13.1 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $14.5 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2001. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

  (b) Reports on Form 8-K.

  None.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2001.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

(Registrant)

By:	/s/ Joel. S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)