Form 10-K
period 2001-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2002-03-29
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of Registrant as Specified in its Charter)

Maryland	95-4502084
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

135 North Los Robles Ave
Suite 250
Pasadena, California    91101
(Address of principal executive offices including zip code)

(626) 578-0777
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share (Including related preferred stock purchase rights) 9.50% Series A Cumulative Redeemable Preferred Stock 9.10% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ ]

      The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $722.8 million based on the closing price for such shares on the New York Stock Exchange on March 27, 2002.

      As of March 27, 2002, the registrant had outstanding 16,841,445 shares of Common Stock.

Documents Incorporated By Reference

      Part III of this report incorporates information by reference from the definitive Proxy Statement to be mailed in connection with the registrant's annual meeting of stockholders to be held on April 29, 2002.

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify some of the forward-looking statements by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General

Alexandria Real Estate Equities, Inc. is a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing office and laboratory space designed and improved for lease principally to pharmaceutical, biotechnology, life science product and services companies, not-for-profit scientific research institutions, universities and related government agencies (collectively, the "life science industry"). Properties leased to tenants in the life science industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the life science industry. We call such properties "life science facilities." As of December 31, 2001, we owned 82 properties (collectively, the "properties"), containing approximately 5.3 million rentable square feet of office and laboratory space.

Business and Growth Strategy

We focus our property operations and investment activities principally in the following life science markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas);
  Seattle;
  suburban Washington, D.C. (including Maryland and Virginia);
  eastern Massachusetts;
  New Jersey and suburban Philadelphia; and
  the Southeast (including North Carolina and Georgia).

  Our tenant base is broad and diverse within the life science industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources. For a detailed description of our properties and tenants, see "Item 2. Properties." We are led by a senior management team with extensive experience in both the real estate and life science industries and are supported by an experienced Board of Directors.

  We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through ownership, operation, management, acquisition, expansion and selective redevelopment and development of life science facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution per share by:

  acquiring high quality life science facilities at prices that will enable us to realize attractive returns in our life science markets;
  expanding existing or newly acquired properties or redeveloping existing office, warehouse or vacant space into generic laboratory space that can be leased at higher rental rates;
  selectively developing properties, primarily on a build-to-suit basis;
  retenanting and releasing space within our portfolio at higher rental rates and with minimal non-revenue enhancing tenant improvement costs;
  realizing contractual rental rate escalations, which are currently provided for in approximately 92% of our leases;
  implementing effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures; and
  managing the level of debt on our balance sheet and our exposure to floating rate debt.

  Internal Growth. We seek to achieve internal growth from several sources. For example, we seek to:

  include rental rate escalation provisions in our leases;
  improve investment returns through releasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;
  achieve higher rental rates as existing leases expire;
  expand existing facilities that are fully leased and/or redevelop existing and/or newly acquired space to higher rent, generic laboratory space; and
  implement effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

  Our ability to negotiate contractual rent escalations in future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science facilities at the time the leases are negotiated and the increases are proposed.

  Acquisitions. We seek to identify and acquire high quality life science facilities in our target markets on a selective basis. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including the:

  location of the property and our strategy in the relevant market;
  quality of existing and prospective tenants;
  condition and capacity of the building infrastructure;
  quality and generic characteristics of laboratory facilities;
  physical condition of the structure and common area improvements;
  opportunities available for leasing vacant space and for retenanting occupied space;
  opportunities to redevelop existing space into higher rent generic laboratory space; and
  opportunities to expand the existing facility.

  Redevelopment. We seek to enhance our growth by redeveloping existing office, warehouse or vacant space as generic laboratory space that can be leased at higher rates. As of December 31, 2001, we had 18 properties in our redevelopment program that contained a total of 1.25 million square feet. Of this total, 565,000 square feet are under redevelopment and currently vacant, and the remaining 688,000 square feet are currently leased. We also have identified approximately 319,000 square feet of additional space in our existing portfolio for potential redevelopment opportunities.

  Due to the fact that space undergoing redevelopment is vacant, our redevelopment program has the effect of currently reducing rental revenue and FFO. Despite our ongoing redevelopment activities, we have achieved consistent growth in FFO and FFO per share (on a diluted basis).

  Development. Our development strategy is primarily to pursue selective build-to-suit projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken build-to-suit projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. On occasion, we also develop properties in certain life science markets before we have leases in place. Since our initial public offering, we have completed the development of eight properties containing approximately 544,000 rentable square feet of office and warehouse space.

  Financing/Working Capital. We believe that cash provided by operations and our unsecured line of credit and unsecured term loan will be sufficient to fund our working capital requirements. We generally expect to finance future acquisitions and redevelopment and development projects through our unsecured line of credit and then to refinance some or all of that indebtedness periodically with additional equity or debt capital. We may also issue shares of our common stock, preferred stock or interests in our subsidiaries to fund future operations.

  We seek to maintain a balance between the amounts of our fixed and variable debt with a view to moderating our exposure to interest rate risk. We also use financial instruments, such as interest rate swap agreements, to hedge our exposure to the variable interest rates associated with our unsecured line of credit. Interest rate swap agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal or "notional amount." Interest received under our current interest rate swap agreements is based on the one-month LIBOR rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a complete discussion of our unsecured line of credit, interest rate swap agreements and other outstanding indebtedness.

  Business Risks

  We Are Largely Dependent on the Life Sciences Industry for Revenues from Lease Payments

  In general, our strategy is to invest primarily in properties used by tenants in the life science industry. Our business could be adversely affected if the life science industry experiences an economic downturn. Events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had diversified investments. Also, our properties may be better suited for a particular life science industry tenant and could require modification before we could release vacant space to another life science industry tenant. Generally, our properties also may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

  Our Tenants May Not Be Able to Pay Us if They Are Unsuccessful in Discovering, Developing, Making or Selling Their Products and Technologies

  Our life science industry tenants are subject to a number of risks, any one or more of which may adversely affect their ability to make rental payments to us:

  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from private investors, the public market, companies in the life science industry or federal, state and local governments. Such funding may be unavailable, decreased or discontinued in the future which could adversely affect the ability of a tenant to successfully discover, develop, make, market or sell its products and technologies, to generate revenues or to make rental payments to us;
  Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies which are commercially useful in the discovery or identification of potential drug targets or drugs;
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
  Some of our tenants and their licensors require patent, copyright or trade secret protection to develop, make, market and sell their products and technologies. A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies do not issue, or are successfully challenged, narrowed, invalidated or circumvented by third parties, or if a tenant fails to successfully obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies; and
  A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than competing drugs made by others, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials and manufactured and the requisite regulatory approvals are obtained.

  We cannot assure you that our tenants will be able to develop, make, market or sell their products and technologies due to the risks inherent in the life science industry. Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above, may have difficulty making rental payments to us.

  We Could be Held Liable for Damages Resulting from Our Tenants' Use of Hazardous Materials

  Some of our life science industry tenants engage in research and development activities that involve the controlled use of hazardous materials, chemicals and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and environmental remediation insurance coverage and could adversely affect our ability to make distributions to our stockholders.

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

  As of December 31, 2001, we had 194 leases with a total of 167 tenants. Of our 82 properties, 45 were occupied by a single tenant. Three of our tenants accounted for approximately 14.1% of our aggregate annualized base rent, or approximately 6.0%, 4.1% and 4.0%, respectively. "Annualized base rent" means the annualized fixed base rental amount in effect as of December 31, 2001, using rental revenue calculated on a straight-line basis in accordance with generally accepted accounting principles ("GAAP"). Annualized base rent does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

  The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant's lease. Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

  Our U.S. Government Tenants May Not Receive Annual Appropriations, Which Could Adversely Affect Their Ability to Pay Us

  U.S. government tenants are subject to annual appropriations. If one of our U.S. government tenants fails to receive its annual appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2001, leases with U.S. government tenants at our properties accounted for approximately 4.2% of our aggregate annualized base rent.

  Loss of a Tenant Could Have a Negative Impact on Our Business

  A tenant may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected property, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected property. As of December 31, 2001, leases at our properties representing approximately 10.1% and 10.3% of the total square footage of our properties were scheduled to expire in 2002 and 2003, respectively.

  Poor Economic Conditions in Our Markets Could Adversely Affect Our Business

  Our properties are located only in the following markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas);
  Seattle;
  suburban Washington, D.C. (including Maryland and Virginia);
  eastern Massachusetts;
  New Jersey and suburban Philadelphia; and
  the Southeast (including North Carolina and Georgia).

  As a result of this geographic concentration, we are dependent upon the local economic conditions in these markets, including local real estate conditions. Our operations may also be affected if too many competing properties are built in any of these markets. If there is a downturn in the economy in any of these markets, our operations and our ability to make distributions to stockholders could be adversely affected. We cannot assure you that these markets will continue to grow or will remain favorable to the life science industry.

  We May Have Difficulty Managing Our Growth

  We have grown rapidly and expect to continue to grow by acquiring, redeveloping and selectively developing additional properties. To manage our growth effectively, we must successfully integrate new properties into our existing operations. We may not succeed with the integration. In addition, we may not effectively manage new properties, and new properties may not perform as expected. Our business could be adversely affected if we are unsuccessful in managing our growth.

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

  As of December 31, 2001, we had outstanding mortgage indebtedness of approximately $245.2 million, secured by 29 properties, and outstanding debt under our unsecured line of credit and term loan of approximately $328.0 million.

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

  We May Not Be Able to Obtain Additional Capital to Further Our Business Objectives

  Our ability to acquire or develop properties is dependent upon our ability to obtain capital. An inability to obtain capital on acceptable terms could delay or prevent us from acquiring, structuring and completing desirable investments, which would adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could result in dilution of ownership for the then existing stockholders.

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

  The acquisition, ownership and operation of real estate is subject to many risks, including the risks that:

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

  In addition, expansion and development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. This may distract management from focusing on other operational activities. If we are unable to complete expansion and development projects successfully, our business may be adversely affected.

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
  costs of compliance with government regulation;
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
  other REITs; and
  owner/occupants.

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

  Our Properties May Have Defects That Are Unknown to Us

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

  There Are Limits on the Ownership of Our Capital Stock; A Stockholder May Lose Beneficial Ownership of Shares of Our Common Stock Because of the Ownership Limits

  The Internal Revenue Code provides that, in order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals or entities.

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

  The Ownership Limit, Certain Other Provisions of Our Charter and Bylaws, and Our Stockholder Rights Plan May Delay or Prevent Transactions that Stockholders May Deem to Be Desirable

  Our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock without any stockholder approval. The issuance of preferred stock could make it more difficult for another party to gain control of Alexandria. In addition, our Board of Directors could establish a series of preferred stock that could delay, defer or prevent a transaction that might involve a premium price for our common stock or otherwise be in the best interest of our common stockholders. Our Board of Directors could also establish one or more additional series of preferred stock that has a dividend preference, which may adversely affect our ability to pay dividends on our common stock.

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

  We believe that our insurance policy specifications, insured limits and deductibles are consistent with or superior to those customarily carried for similar properties. Our tenants are also required to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them. In the current market, there have been substantial increases in the premium cost of property and liability insurance, and coverage against terrorist activity has become difficult to obtain for high rise office buildings located in urban areas. We cannot predict whether insurance coverage against terrorist activities will remain available for our properties, most, but not all, of which are low rise buildings in suburban areas.

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

  We May Change Our Business Policies Without Stockholder Approval

  Our Board of Directors determines all of our business policies, with management's input, including our:

  status as a REIT;
  investment initiatives;
  growth management;
  debt incurrence and limitations on maximum targeted levels of debt;
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

  Possible Future Sales of Shares of Our Common Stock Could Adversely Affect Its Market Price

  We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time. Sales of substantial amounts of capital stock (including common stock issued upon the exercise of stock options), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock.

  We have reserved for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (the "Plan") that number of shares of our common stock that equals 12% of the total number of shares outstanding at any time, provided that in no event may the number of shares of our common stock available for issuance under the Plan exceed 3,000,000 shares at any time.

  As of December 31, 2001, options to purchase 849,870 shares of our common stock were outstanding, of which options to purchase 497,040 shares of our common stock were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under the stock option plan. In addition, any shares issued under our stock option plan will be available for sale in the public market from time to time without restriction by persons who are not our Affiliates (as defined in Rule 144 adopted under the Securities Act of 1933). Affiliates will be able to sell shares of our common stock pursuant to exemptions from the registration requirements or upon registration.

  Employees

  As of December 31, 2001, we had 53 full-time employees and one part-time employee. We believe that we have good relations with our employees.

  Item 2. Properties.

  General.

  Our properties range in size from approximately 15,000 to 248,000 square feet, are built to accommodate single or multiple tenants and are generally one or two story concrete tilt-up, block and/or steel frame structures. The exteriors typically resemble traditional suburban office properties, but interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements include:

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

  As of December 31, 2001, we had 194 leases with a total of 167 tenants, and 45 of our properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2001:

  approximately 82% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent, and, in addition to our triple net leases, approximately 13% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
  approximately 92% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a consumer price index or other index; and
  approximately 87% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

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

  As of December 31, 2001, we managed all of our properties.

  The following table sets forth information with respect to our properties as of December 31, 2001:

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
                                                                                Aggregate Rent Per  Rent Per
                                              Rentable              Annualized  Portfolio  Leased    Leased
                                Year Built/    Square   Percentage     Base     Annualized Square    Square
Properties                      Renovated (1)   Feet    Leased (2) Rent (2) (3) Base Rent Foot (3)  Foot (4)               Major Tenants
-------------------------------------------- ---------- ---------- ------------ --------- --------- --------- ---------------------------------------
San Diego

North Torrey Pines Road #1       1971/1994     107,753        100%  $2,718,696       2.5%   $25.23    $23.41  The Scripps Research Institute
   San Diego, CA                                                                                              Advanced Tissue Sciences, Inc.

Science Park Road                   2000        74,557        100%   2,309,771       2.1%    30.98     23.30  IDEC Pharmaceuticals Corporation
   San Diego, CA

North Torrey Pines Road #2       1986/1996      86,962        100%   3,201,087       2.9%    36.81     33.55  Pfizer, Inc.
   San Diego, CA                                                                                              Senomyx, Inc.

General Atomics Court #1         1986/1991      76,084        100%   2,683,633       2.5%    35.27     34.28  Merck & Co., Inc.
   San Diego, CA

General Atomics Court #2            1991        43,600        100%   1,758,141       1.6%    40.32     40.30  Pfizer, Inc.
   San Diego, CA

Roselle Street #1                1983/1998      18,173        100%     401,568       0.4%    22.10     16.78  Collateral Therapeutics, Inc. (5)
   San Diego, CA

Nexus Centre Drive                  1989        67,050        100%   2,107,557       1.9%    31.43     24.53  Matrix Pharmaceutical, Inc. (6)
   San Diego, CA

Nancy Ridge Drive #1                1997        29,333        100%     638,606       0.6%    21.77     15.44  Arena Pharmaceuticals, Inc.
   San Diego, CA

Roselle Street #2                   late        17,603        100%     476,944       0.4%    27.09     21.84  Structural GenomiX, Inc.
   San Diego, CA                1970's/1999

Tansy Street                     1978/1999      15,410        100%     409,171       0.4%    26.55     20.81  Structural GenomiX, Inc.
   San Diego, CA

John Hopkins Court #1               2000        34,723        100%     671,101       0.6%    19.33     16.81  Merck & Co., Inc.
   San Diego, CA

John Hopkins Court #2               1999        55,200        100%   1,096,769       1.0%    19.87     18.37  Merck & Co., Inc.
   San Diego, CA

Towne Centre Drive #1               1987        45,030        100%     864,871       0.8%    19.21     19.16  Orincon Industries, Inc.
   San Diego, CA                                                                                              Amylin Pharmaceuticals, Inc.

Towne Centre Drive #2            1987/2000      52,228        100%   1,354,580       1.2%    25.94     22.35  Amylin Pharmaceuticals, Inc.
   San Diego, CA                                                                                              Vical Incorporated

Towne Centre Drive #3            1987/2000      41,554        100%   1,093,390       1.0%    26.31     16.36  Conforma Therapeutics, Inc.
   San Diego, CA                                                                                              Nereus Pharmaceuticals, Inc.

Roselle Street #3                   1981        18,193        100%     463,922       0.4%    25.50     25.38  Selective Genetics, Inc.
   San Diego, CA

Roselle Street #4                1981/1998      30,147        100%     741,901       0.7%    24.61     24.53  Integra Life Science Holdings Corporation
   San Diego, CA                                                                                              Universal Preservation Technologies, Inc.

Roselle Street #5                1981/1995      22,577        100%     639,241       0.6%    28.31     27.62  Cell Geneysys, Inc.
   San Diego, CA

Roselle Street #6                1981/1999      17,433        100%     234,822       0.2%    13.47     13.47  Biosite Incorporated
   San Diego, CA

Roselle Street #7                1981/1995      24,208        100%     685,421       0.6%    28.31     27.63  Cell Geneysys, Inc.
   San Diego, CA

Nancy Ridge Drive #2            early 1980's    21,940         52%     330,177       0.3%    29.20     21.34  GeneOhm Sciences, Inc.
   San Diego, CA

Campus Point Drive               1986/1992/     71,510        100%   2,390,948       2.2%    33.44     33.44  LION Bioscience AG
   San Diego, CA                    1998

Pasadena

North Hill Avenue               1940's/2001     31,343         25%     202,035       0.2%    25.51     23.18  Biocatalytics, Inc.
   Pasadena, CA                                                                                               Starbucks Corporation

San Francisco Bay Area

Harbor Bay Parkway #1            1983/1999      61,015        100%   1,003,690       0.9%    16.45     12.43  Avigen, Inc.
   Alameda, CA                                                                                                Lucent Technologies Inc.

Harbor Bay Parkway #2            1984/2000      27,745        100%     654,910       0.6%    23.60     18.18  Berkeley HeartLab, Inc.
   Alameda, CA                                                                                                Applera Corporation

Harbor Bay Parkway #3            1986/1994      47,777        100%     757,820       0.7%    15.86     14.74  Applera Corporation
   Alameda, CA

Harbor Bay Parkway #4            1985/1994      68,711        100%   1,413,968       1.3%    20.58     19.65  U.S. Food & Drug Administration
   Alameda, CA

Mitten Road & Malcolm Road       1962/1997     153,837         84%   2,991,508       2.7%    23.21     17.41  Valentis, Inc.
   Burlingame, CA                                                                                             Berkeley HeartLab, Inc.
                                                                                                              U.S. Federal Aviation Administration

Hanover Street                   1968/1985/     32,074         79%   1,609,040       1.5%    63.80     56.48  Xenoport, Inc.
   Palo Alto, CA                    2000

Garcia Avenue & Bayshore         1980/2000      98,964        100%   4,001,119       3.7%    40.43     36.19  Equinix, Inc.
   Parkway                                                                                                    Google Inc.
   Mountain View, CA

Oyster Point Boulevard #1           2001        53,980        100%   2,812,914       2.6%    52.11     43.36  Sunesis Pharmaceuticals, Inc.
   S. San Francisco, CA

Oyster Point Boulevard #2           2001        53,980        100%   1,740,891       1.6%    32.25     31.20  ViroLogic, Inc.
   S. San Francisco, CA

Durant Avenue                       1930        25,000         -            -           -         -         - Vacant (7)
   Berkeley, CA

Seattle

Columbia Street                  1975/1997     209,361         88%   5,541,794       5.1%    30.08     25.93  Corixa Corporation
   Seattle, WA                                                                                                Primal, Inc.

Western Avenue                   1929/1990/     47,746        100%   1,576,856       1.4%    33.03     28.41  University of Washington
   Seattle, Washington              2000

First Avenue                     1980/1990/     70,647        100%   2,532,667       2.3%    35.85     29.45  Dendreon Corporation
   Seattle, Washington              2000

Suburban Washington, D.C.

Professional Drive #1            1989/1999      47,558        100%   1,084,349       1.0%    22.80     17.57  Antex Biologics Inc.
   Gaithersburg, MD                                                                                           Wisor Telecom, Inc.

Professional Drive #2               1987        62,739        100%   1,038,585       1.0%    16.55     16.54  The Gillette Company
   Gaithersburg, MD

West Watkins Mill Road #1        1989/1997     138,938        100%   1,984,161       1.8%    14.28     13.08  MedImmune, Inc.
   Gaithersburg, MD                                                                                           Genetic Therapy, Inc.(8)

Quince Orchard Road #1           1982/1997      49,225        100%   1,461,699       1.3%    29.69     18.33  Gene Logic Inc.
   Gaithersburg, MD

Clopper Road #1                     1989        44,464        100%     693,317       0.6%    15.59     12.59  Advancis Pharmaceuticals, Inc.
   Gaithersburg, MD                                                                                           Fiserv Securities, Inc.

Research Boulevard #1               1966        48,800        100%     837,340       0.8%    17.16     16.39  U.S. Bureau of Alcohol Tobacco and
   Rockville, MD                                                                                              Firearms

East Gude Drive #1               1981/1986      45,989        100%     662,570       0.6%    14.41     13.04  bioMerieux SA
   Rockville, MD                                                                                              MacroGenics, Inc.

Research Boulevard #2            1967/1996/    105,000        100%   1,815,917       1.7%    17.29     15.71  U.S. Army Corps of Engineers
   Rockville, MD                    2000

East Gude Drive #2               1981/1995      44,500        100%     735,374       0.7%    16.53     16.07  Shire Pharmaceuticals Group plc
   Rockville, MD

Piccard Drive                    1978/1994     131,511         34%   1,037,771       1.0%    23.12     16.79  Advanced Bioscience Laboratories, Inc.
   Rockville, MD                                                                                              Tibotec, Inc.

Newbrook Drive                      1992       248,186        100%   4,341,125       4.0%    17.49     17.49  American Medical Laboratories, Inc. (9)
   Chantilly, VA

Virginia Manor Road                 1990       191,884         90%   2,052,126       1.9%    11.88     11.15  Baxter International Inc.
   Beltsville, MD                                                                                             Bank of America

Old Columbia Road                1983/1997      75,500        100%   1,087,343       1.0%    14.40     11.37  Baxter International Inc.
   Columbia, MD

Firstfield Road #1               1974/2000      25,175        100%     626,102       0.6%    24.87     21.28  Psychiatric Genomics, Inc.
   Gaithersburg, MD                                                                                           Avalon Pharmaceuticals, Inc.

Shady Grove Road                    1987        41,062        100%     773,683       0.7%    18.84     11.57  Human Genome Sciences, Inc.
   Gaithersburg, MD

Aliceanna Street                   early       179,397         91%     918,192       0.8%     5.63      5.57  Maryland Economic Development
   Baltimore, MD                1950's/1995                                                                     Corporation
                                                                                                              The National Aquarium of Baltimore, Inc.

West Watkins Mill Road #2        1988/2000      57,410        100%     875,452       0.8%    15.25     12.79  Gene Logic Inc.
   Gaithersburg, MD

Clopper Road #2                     2000        92,990        100%   2,634,285       2.4%    28.33     17.21  Digene Corporation (10)
   Gaithersburg, MD

Firstfield Road #2               1980/2001      53,416         90%   1,001,455       0.9%    20.93     17.15  IOMAI Corporation
   Gaithersburg, MD                                                                                           Surgi-Vision, Inc.

Firstfield Road #3                  1980        53,595         50%     537,208       0.5%    20.05     15.19  Provident Bank of Maryland
   Gaithersburg, MD                                                                                           Gene Logic Inc.

Quince Orchard Road #2              1981        54,874        100%     812,584       0.7%    14.81     14.77  Montgomery County, Maryland
   Gaithersburg, MD

Clopper Road #3                  1989/1992      59,838        100%     813,334       0.7%    13.59     11.12  Pro-Virus, Inc.
   Gaithersburg, MD

Research Place                      1972        58,632         -            -           -         -         - Vacant (7)
   Rockville, MD

Eastern Massachusetts

Charlestown Navy Yard            1880/1991      24,940        100%     710,000       0.7%    28.47     28.47  Diacrin, Inc.
    Boston, MA

Pond Street                      1965/1990      24,867        100%     434,368       0.4%    17.47     17.36  Ares Advanced Technology, Inc.
   Randolph, MA

Westview Street                     1975        40,000         -            -           -         -         - Vacant (7)
   Lexington, MA

Plantation Street #1                1993        92,711        100%   2,224,331       2.0%    23.99     23.95  University of Massachusetts
   Worcester, MA                                                                                              Athena Diagnostics, Inc.

Memorial Drive                  1920's/1997/    96,500        100%   3,950,048       3.6%    40.93     40.89  Pfizer, Inc.
   Cambridge, MA                    1999

Innovation Drive                    1991       113,956        100%   2,394,026       2.2%    21.01     19.57  AstraZeneca plc
   Worcester, MA                                                                                              ViaCell, Inc.

Plantation Street #2                2000        92,423         87%   2,028,757       1.9%    25.23     12.54  Abbott Laboratories, Inc.
   Worcester, MA                                                                                              Hypnion, Inc.

Arsenal Street #1                1978/1984/     92,500        100%   4,346,481       4.0%    46.99     45.89  Enanta Pharmaceuticals, Inc.
   Watertown, MA                    2001                                                                      Acusphere, Inc.

Hartwell Avenue                 1972/1996-199   59,000         -            -           -         -         - Vacant (7)
   Lexington, MA

Arsenal Street #2                   1980        96,150         -            -           -         -         - Vacant (7)
   Watertown, MA

New Jersey/Suburban Philadelphia

College Road                     1968/1974/    106,036        100%   1,704,824       1.6%    16.08     14.55  Synaptic Pharmaceutical Corporation
   Paramus, NJ                      1984                                                                      Gryphon Development, Inc.

Williams Drive                   1982/1994      37,000        100%     536,500       0.5%    14.50     14.47   Alteon Inc.
   Ramsey, NJ

Phillips Parkway                late 1960's/    75,972        100%   1,680,900       1.5%    22.13     14.44  Memory Pharmaceuticals Corp.
   Montvale, NJ                     1999                                                                      Ferolie Corporation

Campus Drive                        1989        42,782        100%     586,948       0.5%    13.72     12.67  Genaera Corporation
   Plymouth Meeting, PA                                                                                       Pharmerica, Inc.

Electronic Drive                 1983/1998      40,000        100%     937,527       0.9%    23.44     15.86  Cell Pathways, Inc.
   Horsham, PA

Princeton Road                   1984/1999      42,600        100%     530,182       0.5%    12.45      8.44  Lexicon Genetics, Inc.
   Princeton, NJ

Southeast

Capitola Drive #1                   1986        65,114         93%     967,847       0.9%    16.10     11.36  American Social Health Association, Inc.
   Durham, NC                                                                                                 Batelle Survey Research, Inc.

Capitola Drive #2                   1985       119,916         79%   1,404,425       1.3%    14.86     12.26  Integrated Laboratory Systems, Inc.
   Durham, NC                                                                                                 Artecel Sciences, Inc.

Technology Parkway               1976/1985/     37,080         60%     288,896       0.3%    12.97     11.89  CytRx Corporation
   Norcross, GA                     1993                                                                      Atherogenics, Inc.

Triangle Drive                      1981        32,120        100%     490,239       0.5%    15.26     15.03  Mantech Environmental Technology, Inc.
   Research Triangle Park, NC                                                                                 City Search, Inc.

Alexander Road                      2000        86,239        100%   1,849,188       1.7%    21.44     19.78  Paradigm Genetics, Inc.
   Research Triangle Park, NC

Kit Creek Road                      1995        37,908         37%     272,461       0.3%    19.49     13.52  AM Pappas & Associates, L.L.C.
   Research Triangle Park, NC                                                                                 Biogen, Inc.
                                             ---------- ---------- ------------ --------- --------- ---------
Total/Weighted Average (11):                 5,319,945        89%  109,273,449       100%   $23.18    $20.16
                                             ========== ========== ============ ========= ========= =========

  ________________

    Includes year in which construction was completed and, where applicable, year of most recent major renovation.
    Based on all leases at the respective property in effect as of December 31, 2001.
    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2001 (using rental revenue computed on a straight-line basis in accordance with GAAP), paid by tenants under the terms of their leases. This amount, divided by the rentable square feet leased at the property as of December 31, 2001, is the annualized base rent per leased square foot.
    Annualized net effective rent is the annualized base rent in effect as of December 31, 2001 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions. This amount, divided by the rentable square feet leased at the property as of December 31, 2001, is the annualized net effective rent per leased square foot.
    In March 2002, Schering AG announced an agreement to acquire Collateral Therapeutics, Inc. in a transaction expected to close in 2002.
    In January 2002, Chiron Corporation announced an agreement to acquire Matrix Pharmaceutical, Inc. in a transaction expected to close in 2002.
    All or a significant portion of this property is currently under redevelopment.
    Genetic Therapy, Inc. is a wholly owned subsidiary of Novartis AG.
    In February 2002, Quest Diagnostics, Inc. announced an agreement to acquire American Medical Laboratories, Inc. in a transaction expected to close in 2002.
    In February 2002, Cytyc Corporation announced an agreement to acquire Digene Corporation in a transaction expected to close in 2002.
    Weighted average based on a percentage of aggregate leased square feet.

  Location of Properties

  The following table sets forth, as of December 31, 2001, the total rentable square footage and annualized base rent of our properties in each of our existing markets.

                                Total Rentable % of Total Rentable   Annualized   % of Annualized
Geographic Area                 Square Footage   Square Footage    Base Rent (1)     Base Rent
---------------                 -------------- ------------------- -------------- ----------------

San Diego                             971,268                18.3%   $27,272,316             25.0%

Pasadena                               31,343                 0.5%       202,035              0.2%

San Francisco Bay Area                623,083                11.7%    16,985,859             15.5%

Seattle                               327,754                 6.2%     9,651,318              8.8%

Suburban Washington, D.C            1,910,683                35.9%    27,823,972             25.5%

Eastern Massachusetts                 733,047                13.8%    16,088,012             14.7%

New Jersey/Suburban Philadelphi       344,390                 6.5%     5,976,880              5.5%

Southeast                             378,377                 7.1%     5,273,057              4.8%
                                -------------- ------------------- -------------- ----------------
       Total                        5,319,945               100.0%  $109,273,449            100.0%
                                ============== =================== ============== ================

  ________________

    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2001 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

  Tenants

  Our properties are leased principally to tenants in a broad spectrum of sectors within the life science industry. The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of December 31, 2001.

  20 Largest Tenants

                                         Remaining                                                                      Percentage
                                         Initial                                            Percentage                 of Aggregate
                                          Lease   Approximate   Percentage                 of Aggregate   Annualized     Portfolio
                                 Number    Term    Aggregate   of Aggregate   Annualized    Portfolio   Net Effective   Annualized
                                   of       in      Rentable      Leased    Base Rent (in   Annualized     Rent (in    Net Effective
Tenant                           Leases   Years   Square Feet  Square Feet  thousands) (1)  Base Rent   thousands) (2)     Rent
---------------------------------------- -------- ------------ ------------ -------------- ------------ -------------- -------------

Pfizer, Inc.                          3     10.3      167,006          3.5%        $6,589          6.0%        $6,583           6.9%
                                             4.8
                                             0.8

Merck & Co., Inc.                     3      8.8      166,007          3.5%         4,452          4.1%         4,206           4.4%

American Medical Laboratories,        1     15.0      248,186          5.3%         4,341          4.0%         4,341           4.6%
   Inc. (3)

Corixa Corporation                    3      3.0       86,887          1.8%         3,139          2.9%         2,797           2.9%
                                             0.5

Sunesis Pharmaceuticals, Inc.         1     11.5       53,980          1.1%         2,813          2.6%         2,340           2.5%

Digene Corporation (4)                1      8.0       92,990          2.0%         2,634          2.4%         1,600           1.7%

Equinix, Inc.                         2      5.3       56,332          1.2%         2,565          2.3%         2,261           2.4%

Dendreon Corporation                  1      7.0       70,647          1.5%         2,533          2.3%         2,081           2.2%

Gene Logic, Inc.                      3      9.0      112,271          2.4%         2,435          2.2%         1,735           1.8%
                                             5.9

LION Bioscience AG                    1      6.3       71,510          1.5%         2,391          2.2%         2,391           2.5%

Acusphere, Inc.                       1     10.0       47,500          1.0%         2,340          2.1%         2,293           2.4%

Senomyx, Inc.                         1      5.0       60,056          1.3%         2,320          2.1%         2,037           2.1%

IDEC Pharmaceuticals                  1      8.5       74,557          1.6%         2,310          2.1%         1,737           1.8%
   Corporation

Matrix Pharmaceutical, Inc.(5)        1      9.2       67,050          1.4%         2,108          1.9%         1,644           1.7%

Baxter International, Inc.            2      9.7      145,881          3.1%         2,078          1.9%         1,810           1.9%
                                             6.2

Advanced Tissue Sciences, Inc.        2      4.0       84,524          1.8%         2,039          1.9%         1,854           2.0%

Enanta Phamaceuticals, Inc.           1      9.8       45,000          1.0%         2,006          1.8%         1,952           2.1%

Paradigm Genetics, Inc.               2      8.8       86,239          1.8%         1,849          1.7%         1,706           1.8%

U.S. Army Corps of Engineers          1      5.4      105,000          2.2%         1,816          1.7%         1,649           1.7%

ViroLogic, Inc.                       1      9.5       53,980          1.1%         1,741          1.6%         1,684           1.8%

                                 ------- -------- ------------ ------------ -------------- ------------ -------------- -------------
Total/Weighted Average (6):          32      8.4    1,895,603         40.1%       $54,499         49.8%       $48,701          51.2%
                                 ======= ======== ============ ============ ============== ============ ============== =============

  ________________

    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2001 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.
    Annualized net effective rent is the annualized base rent in effect as of December 31, 2001 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions.
    In February 2002, Quest Diagnostics, Inc. announced an agreement to acquire American Medical Laboratories, Inc. in a transaction expected to close in 2002.
    In February 2002, Cytyc Corporation annuounced an agreement to acquire Digene Corporation in a transaction expected to close in 2002.
    In January 2002, Chiron Corporation announced an agreement to acquire Matrix Pharmaceutical, Inc. in a transaction expected to close in 2002.
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

  Item 4. Submission of Matters to a Vote of Security Holders

  We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2001.

  PART II

  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

  Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On March 27, 2002, the last reported sales price per share of our common stock was $44.18, and there were approximately 233 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

                                                              Per Share
Period                                   High       Low    Disribution
------                                  ------    ------   ------------
2000
First Quarter.........................  $32.00    $29.00      $0.43
Second Quarter........................  $34.88    $30.00      $0.43
Third Quarter.........................  $37.13    $31.50      $0.43
Fourth Quarter........................  $38.56    $33.13      $0.43

2001
First Quarter.........................  $37.43    $34.19      $0.46
Second Quarter........................  $38.44    $34.64      $0.46
Third Quarter.........................  $41.00    $36.16      $0.46
Fourth Quarter........................  $41.53    $36.93      $0.46

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

  Item 6. Selected Financial Data

  The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                                Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                           2001         2000         1999         1998         1997
                                                        -----------  -----------  -----------  -----------  -----------
                                                                    (Dollars in thousands, except per share amounts)
Operating Data:
Total revenue ........................................ $  $127,790  $  $106,910  $   $86,262  $   $61,016  $   $34,846
Total expenses .......................................      97,513       80,901       64,209       41,613       37,643
                                                        -----------  -----------  -----------  -----------  -----------
Net income (loss)..................................... $    30,277  $    26,009  $    22,053  $    19,403  $    (2,797)
                                                        ===========  ===========  ===========  ===========  ===========
Net income (loss) per share of common stock (pro
   forma for 1997)
     - Basic ......................................... $      1.67  $      1.55  $      1.48  $      1.60  $     (0.35)
                                                        ===========  ===========  ===========  ===========  ===========
     - Diluted ....................................... $      1.64  $      1.52  $      1.46  $      1.58  $     (0.35)
                                                        ===========  ===========  ===========  ===========  ===========
Weighted average shares of common stock
   outstanding (pro forma for 1997)   (1)
     - Basic .........................................  15,953,459   14,460,711   13,525,840   12,098,959    8,075,864
                                                        ===========  ===========  ===========  ===========  ===========
     - Diluted .......................................  16,208,178   14,699,478   13,670,568   12,306,470    8,075,864
                                                        ===========  ===========  ===========  ===========  ===========
Cash dividends declared per share of common
   stock (pro forma for 1997)......................... $      1.84  $      1.72  $      1.69  $      1.60  $      1.60
                                                        ===========  ===========  ===========  ===========  ===========
Balance Sheet Data (at year end):
Rental properties - net of accumulated depreciation... $   796,626      679,653      554,706      471,907      227,076
Total assets ......................................... $   962,146      780,984      643,118      530,296      248,454
Secured notes payable, unsecured line of credit
   and term loan ..................................... $   573,161      431,256      350,512      309,829       70,817
Total liabilities .................................... $   629,508      461,832      380,535      330,527       81,537
Stockholders' equity ................................. $   332,638      319,152      262,583      199,769      166,917

Other Data:
Net income (loss) .................................... $    30,277       26,009       22,053       19,403       (2,797)
Less:
Dividends on preferred stock .........................      (3,666)      (3,666)      (2,036)           -            -
Add:
Depreciation and amortization ........................      30,578       24,251       18,532       10,296        4,866
                                                        ----------- ------------ ------------ ------------  -----------
Funds from operations (2) ............................ $    57,189       46,594       38,549       29,699        2,069
                                                        =========== ============ ============ ============  ===========
Cash flows from operating activities ................. $    60,340       32,931       46,011       26,111        3,883
Cash flows from investing activities ................. $  (192,179)    (132,480)    (113,549)    (246,753)     (87,620)
Cash flows from financing activities ................. $   131,439       98,879       69,430      220,136       84,101
Number of properties owned at year end ...............          82           75           58           51           22
Rentable square feet of properties owned
   at year end .......................................   5,319,945    4,856,650    4,046,126    3,588,154    1,747,837
Occupancy of properties owned at year end ............        89% (3)     91% (3)      92% (3)      93% (3)         97%
    Pro forma shares of common stock outstanding for the year ended December 31, 1997, includes all shares outstanding after giving effect to the initial public offering (the "Offering"), weighted for the period beginning from the date of the Offering, conversion of all series of preferred stock, the 1,765.923 to 1 stock split, the issuance of the stock grants and exercise of substitute stock options.
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
    Includes properties under redevelopment. Excluding properties under redevelopment, our properties were approximately 99%, 98%, 96% and 96% leased as of December 31, 2001, 2000, 1999 and 1998, respectively.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The terms "we," "our," "ours" and "us" as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

  Overview

  We are a publicly traded real estate operating company focused principally on the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing office/laboratory space leased principally to tenants in the life science industry (we refer to these properties as "life science facilities").

  In 2001, we:

  Sold 500,000 shares of common stock in one transaction, resulting in aggregate proceeds of approximately $16.8 million, net of underwriting discounts and commissions and other offering costs.
  Expanded our borrowings by obtaining an unsecured $50 million term loan.
  Acquired five properties with an aggregate of approximately 345,000 rentable square feet. In addition, we completed the development of two properties with approximately 108,000 rentable square feet.

  Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 82 properties we owned as of December 31, 2001, four were acquired in 1994, eight in 1996, ten in 1997, 29 in 1998 (the "1998 Properties"), six in 1999, 12 in 2000 and five in 2001. In addition, we completed the development of one property in 1999 (together with the six properties acquired in 1999, the "1999 Properties"), five properties in 2000 (together with the 12 properties acquired in 2000, the "2000 Properties") and two properties in 2001 (together with the five properties acquired in 2001, the "2001 Properties"). As a result of these acquisition and development activities, there have been significant continuing increases in total revenues and expenses, including significant increases in total revenues and expenses for 2001 as compared to 2000, and for 2000 as compared to 1999.

  Results of Operations

  Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

  Rental revenue increased by $16.7 million, or 20%, to $99.2 million for 2001 compared to $82.5 million for 2000. The increase resulted primarily from the 2000 Properties being owned for a full period and the addition of the 2001 Properties. Rental revenue from properties operating for a full year during 2000 and 2001 (the "2001 Same Properties") increased by $3.7 million, or 6.4%, due to increases in rental rates and occupancy.

  Tenant recoveries increased by $4.5 million, or 21%, to $25.4 million for 2001 compared to $20.9 million for 2000. The increase resulted primarily from the 2000 Properties being owned for a full period and the addition of the 2001 Properties. Tenant recoveries for the 2001 Same Properties increased by $516,000, or 3.2%, primarily due to increases in certain recoverable operating expenses.

  Interest and other income decreased by $238,000, or 7%, to $3.3 million for 2001 compared to $3.5 million for 2000, primarily due to a decrease in interest income resulting from a decline in interest rates and a decline in service fee income.

  Rental operating expenses increased by $4.2 million, or 19%, to $26.1 million for 2001 compared to $21.9 million for 2000. The increase resulted primarily from the 2000 Properties being owned for a full period and the addition of the 2001 Properties. Operating expenses for the 2001 Same Properties increased by $983,000, or 5.9%, primarily due to an increase in utilities and tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

  The following is a comparison of property operating data for the 2001 Same Properties computed under generally accepted accounting principles ("GAAP Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight-line rent adjustments required by GAAP ("Cash Basis") (dollars in thousands):

                                                   Year Ended
                                                December 31,
                                          ----------------------
                                             2001        2000       Change
                                          ----------  ----------  ----------
GAAP Basis:
Revenue                                  $   79,400  $   75,600         5.0%
Rental operating expenses                    17,693      16,710         5.9%
                                          ----------  ----------  ----------
Net operating income                     $   61,707  $   58,890         4.8%
                                          ==========  ==========  ==========
Cash Basis:
Revenue                                  $   78,155  $   73,945         5.7%
Rental operating expenses                    17,693      16,710         5.9%
                                          ----------  ----------  ----------
Net operating income                     $   60,462  $   57,235         5.6%
                                          ==========  ==========  ==========

  General and administrative expenses increased by $2.7 million, or 30%, to $11.7 million for 2001 compared to $9.0 million for 2000 due to the continued increase in the scope of our operations.

  Interest expense increased by $3.3 million, or 13%, to $29.1 million for 2001 compared to $25.8 million for 2000. The increase resulted from (a) indebtedness incurred to acquire the 2000 and 2001 Properties and (b) indebtedness incurred to finance the development and redevelopment of properties which have now been completed. The increase in interest expense caused by these factors was partially offset by a decrease in the floating interest rate on our unsecured line of credit. The weighted average interest rate on our borrowings (not including the effect of swap agreements) decreased from 8.32% as of December 31, 2000 to 3.92% as of December 31, 2001. We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see "Liquidity and Capital Resources - Unsecured Line of Credit and Unsecured Term Loan").

  Depreciation and amortization increased by $6.3 million, or 26%, to $30.6 million for 2001 compared to $24.3 million for 2000. The increase resulted primarily from depreciation associated with the 2000 Properties being owned for a full period and the addition of the 2001 Properties.

  As a result of the foregoing, net income was $30.3 million for 2001 compared to $26.0 million for 2000.

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

  Tenant recoveries increased by $4.6 million, or 28%, to $20.9 million for 2000 compared to $16.3 million for 1999. The increase resulted primarily from the 1999 Properties being owned for a full period and the addition of the 2000 Properties. Tenant recoveries for the 2000 Same Properties increased by $2.3 million, or 17.1%, generally due to an increase in certain recoverable operating expenses.

  Interest and other income increased by $2.0 million, or 129%, to $3.5 million for 2000 compared to $1.5 million for 1999, resulting primarily from $1.4 million of investment income and $424,000 in service fee income.

  Rental operating expenses increased by $2.9 million, or 15%, to $21.9 million for 2000 compared to $19.0 million for 1999. The increase resulted primarily from the 1999 Properties being owned for a full period and the addition of the 2000 Properties. Operating expenses for the 2000 Same Properties increased by $1.0 million, or 5.9%, primarily due to the increase in tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries) partially offset by the fact that third party management fees are no longer incurred at certain properties.

  The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the 2000 Same Properties (dollars in thousands):

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

  Interest expense increased by $6.1 million, or 31%, to $25.8 million for 2000 compared to $19.7 million for 1999. The increase resulted primarily from (a) indebtedness we incurred to acquire the 1999 and 2000 Properties, (b) indebtedness incurred to finance the development of properties which have been completed and (c) an increase in the floating interest rate on our line of credit. The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) increased from 7.33% as of December 31, 1999 to 8.32% as of December 31, 2000.

  Depreciation and amortization increased by $5.8 million, or 31%, to $24.3 million for 2000 compared to $18.5 million for 1999. The increase resulted primarily from depreciation associated with the 1999 Properties being owned for a full period and the addition of the 2000 Properties.

  As a result of the foregoing, net income was $26.0 million for 2000 compared to $22.1 million for 1999.

  Liquidity and Capital Resources

  Cash Flows

  Net cash provided by operating activities for 2001 increased by $27.4 million to $60.3 million compared to $32.9 million for 2000. The increase resulted primarily from increases in cash flows from operating life science facilities, an increase in accrued liabilities related to construction costs and the liability associated with our interest rate swap agreements.

  Net cash used in investing activities increased by $59.7 million to $192.2 million for 2001 compared to $132.5 million for 2000. This increase was due to a higher level of property development and redevelopment costs incurred, as well as a higher level of property acquisition costs.

  Net cash provided by financing activities increased by $32.5 million to $131.4 million for 2001 compared to $98.9 million for 2000. Cash provided by financing activities for 2001 and 2000 primarily consisted of net proceeds from our unsecured line of credit, unsecured term loan, secured debt and issuances of common stock and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders.

  Commitments

  As of December 31, 2001, we were committed under the terms of certain leases to complete the construction of buildings and certain related improvements at a remaining aggregate cost of $12.9 million.

  As of December 31, 2001, we were also committed to fund an aggregate of approximately $39.1 million for the construction of building infrastructure improvements under the terms of various leases and for certain investments.

  Restricted Cash

  Restricted cash consists of the following (in thousands):

                                                             December 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
Funds held in trust as additional security
    required under the terms of certain
    secured notes payable                            $    5,583  $    5,103

Security deposit funds based on the terms
    of certain lease agreements                           1,647       1,892

Funds held in escrow to complete the development
    of an office/laboratory facility                      4,298           -
                                                      ----------  ----------
                                                     $   11,528  $    6,995
                                                      ==========  ==========

  Secured Debt

  Secured debt as of December 31, 2001, consists of the following (dollars in thousands):

                                        Balance at     Stated
                                     December 31,   Interest
Collateral                               2001         Rate        Maturity Date
------------------------------------ ------------ -------------  ---------------

Worcester, MA (1)                        $10,799          8.75%  January 2006

Durham, NC (two properties)               12,182          8.68%  December 2006

Gaithersburg, MD (three properties)        9,907          8.25%  August 2007

Cambridge, MA (2)                         19,158         9.125%  October 2007

Chantilly, VA and Seattle, WA             35,264          7.22%  May 2008

Worcester, MA and San Diego, CA           18,676          8.71%  January 2010

Gaithersburg, MD (two properties)         24,508          8.33%  November 2010

San Diego, CA (six properties)            24,030          7.75%  July 2011

San Diego, CA                             11,912          7.50%  August 2011

Gaithersburg, MD (three properties)       28,250          7.40%  January 2012

Alameda, CA                                4,811         7.165%  January 2014

San Diego, CA (two properties)             7,882          9.00%  December 2014

Seattle, WA                               18,842          7.75%  June 2016

San Francisco, CA (two properties) (3     18,940   LIBOR + 1.70% June 2003
                                     ------------
                                        $245,161
                                     ============

  __________

  (1) The balance shown includes an unamortized premium of $494,000; the effective rate of the loan is 7.25%.
  (2) The balance shown includes an unamortized premium of $1,619,000; the effective rate of the loan is 7.25%.
  (3) The balance shown represents the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.

  The following is a summary of the scheduled principal payments for our secured debt as of December 31, 2001 (in thousands):

                     Year               Amount
            -----------------------   -----------

            2002                     $     5,638
            2003                          25,062
            2004                           5,901
            2005                           5,713
            2006                          24,764
            Thereafter                   175,970
                                      -----------
            Subtotal                     243,048
            Unamortized premium            2,113
                                      -----------
                                     $   245,161
                                      ===========

  Unsecured Line of Credit and Unsecured Term Loan

  We have an unsecured line of credit that provides for borrowings of up to $325 million. Borrowings under the line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

  The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. The line of credit expires February 2003 and provides for an extension (provided there is no default) for an additional one-year period upon notice by the company and consent of the participating banks. As of December 31, 2001, borrowings under the line of credit carried a weighted average interest rate of 3.92%.

  In October 2001, we obtained a $50 million unsecured term loan which bears interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months. The term loan contains financial covenants substantially similar to those on our line of credit. As of December 31, 2001, the term loan carried a weighted average interest rate of 3.98%.

  Aggregate borrowings under the line of credit and the term loan are limited to an amount based on the net operating income derived from a pool of unencumbered assets. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the line of credit and the term loan will increase up to the maximum of $375 million. Under these provisions, as of December 31, 2001, aggregate borrowings under the line of credit and the term loan were limited to $360 million.

  We utilize interest rate swap agreements to hedge our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one- month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

  The following table summarizes our interest rate swap agreements (dollars in thousands):

                                      Notional      Interest     Termination
Transaction Date    Effective Date     Amount       Pay Rate         Date         Fair Value
----------------   ---------------- -------------   --------   ----------------   ----------
April 2000           May 20, 2000    $  50,000        6.995%   January 2, 2003    $  (2,385)

July 2000            May 31, 2001       50,000        7.070%     May 31, 2003        (3,033)

January 2001       January 31, 2001     50,000        6.350%   December 31, 2002     (2,035)
                                                                                  -----------
                                                                                  $  (7,453)
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

  All of our interest rate swap agreements meet the criteria to be deemed "effective" under SFAS 133 in reducing our exposure to variable interest rates. Accordingly, we have categorized these instruments as cash flow hedges. While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

  We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as the counterparties are established, well-capitalized financial institutions. In addition, we have entered into master derivative agreements to minimize those risks.

  On January 22, 2001, we terminated an interest rate swap agreement with a notional amount of $50 million, an interest pay rate of 7.25% and a maturity of December 31, 2001. The terminated interest rate swap agreement was replaced with the 6.350% interest rate swap agreement as shown in the table above. The fair value of the terminated interest rate swap agreement at the date of termination (a liability of $950,000) was transferred to the replacement 6.350% interest rate swap agreement. During 2001, approximately $475,000 was reclassified from other comprehensive income to interest expense. Approximately $475,000 will be credited against interest expense during 2002. These adjustments result in an effective interest pay rate for the 6.350% interest rate swap agreement of 7.30% for 2001 and 5.40% for 2002.

  As of December 31, 2001, our interest rate swap agreements have been reported in the accompanying balance sheet at their fair value as other liabilities of approximately $7.5 million. The offsetting adjustments were reflected as deferred losses in accumulated other comprehensive income of $7.0 million. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

  Valuation of Investments

  We hold equity investments in certain publicly traded companies and privately held entities. In determining if and when a decline in the market value of these investments below amortized cost is other than temporary, we evaluate the market conditions, offering prices, trends of earnings and other key measures. When such a decline in value is deemed to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

  Other Resources and Liquidity Requirements

  In April 2001, we sold 500,000 shares of common stock to institutional investors. The shares were issued at a price of $36.44 per share, resulting in aggregate proceeds of approximately $16.8 million, net of offering costs.

  We expect to continue meeting our short-term liquidity and capital requirements generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make distributions necessary to continue qualifying as a REIT. We also believe that net cash provided by operating activities will be sufficient to fund our recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

  Exposure to Environmental Liabilities

  In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities that have occurred since the Phase I environmental assessments were completed. In addition, we carry a policy of pollution legal liability insurance covering exposure to certain environmental losses at all of our properties.

  Capital Expenditures, Tenant Improvements and Leasing Costs

  The following table shows total and weighted average per square foot capital expenditures, tenant improvements and leasing costs (all of which are added to the basis of the properties) related to our life science facilities (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, attributable to leases that commenced at our properties after our acquisition.

                                      Total/
                                     Weighted
                                      Average       2001         2000        1999        1998        1997
                                    -----------  -----------  ----------  ----------  ----------  ----------
Capital expenditures:
   Weighted average square feet
     in portfolio                   17,637,461    5,131,176   4,448,916   3,823,290   2,891,863   1,342,216
   Property related capital
     expenditures                  $ 3,374,000  $ 1,230,000  $  778,000  $  478,000  $  341,000  $  547,000
   Per weighted average square
     foot in portfolio             $      0.19  $      0.24  $     0.17  $     0.13  $     0.12  $     0.41

Tenant improvements and leasing
costs:
  Retenanted space (1)
    Retenanted square feet             612,978      151,161     112,286     220,397      88,181      40,953
    Tenant improvements and
      leasing costs                $ 3,358,000  $   466,000  $  796,000  $1,454,000  $  478,000  $  164,000
    Per square foot leased         $      5.48  $      3.08  $     7.09  $     6.60  $     5.42  $     4.00

  Renewal space
    Renewal square feet                837,671      432,717     233,017      93,667      77,038       1,232
    Tenant improvements and
      leasing costs                $   793,000  $   451,000  $  124,000  $  149,000  $   69,000  $        -
    Per square foot leased         $      0.95  $      1.04  $     0.53  $     1.59  $     0.90  $        -

    Excludes space that has undergone redevelopment before retenanting. If redevelopment space was included as retenanted space, retenanted square feet for 2001 and 2000 would be 221,778 and 266,163, respectively, tenant improvements and leasing costs would be $2,507,000 and $5,375,000, respectively, and costs per square foot would be $11.30 and $20.19, respectively.

  Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. Approximately 87% of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures required.

  Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property characteristics, the type of lease (renewal tenant or retenanted space), the involvement of external leasing agents and overall competitive market conditions.

  Inflation

  As of December 31, 2001, approximately 82% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 13% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 92% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

  Funds from Operations

  We believe that funds from operations ("FFO") is helpful to investors as an additional measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its October 1999 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because a portion of FFO is needed for capital replacement or expansion, debt service obligations or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Cash Flows" for information regarding these measures of cash flow.)

  The following table presents our FFO for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                Year Ended December 31,
                                          ----------------------------------
                                             2001        2000        1999
                                          ----------  ----------  ----------

Net income                                  $30,277     $26,009     $22,053
Less:
   Dividends on preferred stock              (3,666)     (3,666)     (2,036)
Add:
   Depreciation and amortization             30,578      24,251      18,532
                                          ----------  ----------  ----------
Funds from operations                       $57,189     $46,594     $38,549
                                          ==========  ==========  ==========

  Property and Lease Information

  The following table is a summary of our property portfolio as of December 31, 2001 (dollars in thousands):

                                                    Rentable    Annualized
                                      Number of    Square       Base     Occupancy
                                      Properties    Feet        Rent    Percentage
                                      ---------- -----------  --------- -----------

Suburban Washington, D.C.                    19   1,613,529  $  25,248        97.8%(1)
California - San Diego                       21     949,328     26,942       100.0%
California - San Francisco Bay                7     412,172     12,385       100.0%
Southeast                                     3     183,473      3,307        97.5%(1)
New Jersey/Suburban Philadelphia              6     344,390      5,977       100.0%
Eastern Massachusetts                         6     445,474     14,059       100.0%
Washington - Seattle                          2     118,393      4,110       100.0%
                                      ---------- -----------  --------- -----------
Subtotal                                     64   4,066,759     92,028        99.0%
Redevelopment Properties                     18   1,253,186     17,246        54.9%
                                      ---------- -----------  --------- -----------
Total                                        82   5,319,945  $ 109,274        88.6%
                                      ========== ===========  ========= ===========

  (1) Substantially all of the vacant space is office or warehouse space.

  The following table shows certain information with respect to the lease expirations of our properties as of December 31, 2001:

                                       Square     Square Footage   Annualized Base
           Year of      Number of    Footage of   as a Percentage  Rent of Expiring
            Lease       Expiring      Expiring      of Leased        Leases (Per
          Expiration     Leases        Leases       Portfolio       Square Foot)
          ----------   -----------   ----------   --------------   ---------------

          2002                 52      476,422             10.1%           $21.45
          2003                 27      483,343             10.3%           $19.03
          2004                 25      423,550              9.0%           $21.01
          2005                 16      319,426              6.8%           $25.90
          2006                 29      665,796             14.1%           $22.51
          Thereafter           45    2,346,596             49.7%           $24.59

  The following table is a summary of our lease activity for the year ended December 31, 2001, computed on a GAAP Basis and on a Cash Basis:

                                                                               Rental     TI's/Lease    Average
                                    Number     Square    Expiring      New      Rate     Commissions     Lease
                                   of Leases   Footage     Rate       Rate    Increase     Per Foot      Term
                                  ----------- ---------  ---------  --------- ---------  ------------ -----------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                             61   964,329     $19.21       -         -           -            -
    GAAP Rent                             61   964,329     $19.07       -         -           -            -
Renewed / Released Space
    Cash Rent                             40   654,495     $21.05     $22.85       8.6%     $4.52        4.1 Years
    GAAP Rent                             40   654,495     $20.86     $24.05      15.3%     $4.52        4.1 Years
Month-to-Month Leases
    Cash Rent                             14    72,599     $12.16     $16.79      38.1%       -            -
    GAAP Rent                             14    72,599     $11.88     $16.79      41.3%       -            -
Total Leasing
    Cash Rent                             54   727,094     $20.16     $22.24      10.3%       -            -
    GAAP Rent                             54   727,094     $19.96     $23.32      16.8%       -            -

Vacant Space Leased
    Cash Rent                             27   287,235       -        $27.45      -         $21.02       6.4 Years
    GAAP Rent                             27   287,235       -        $30.96      -         $21.02       6.4 Years

All Lease Activity
    Cash Rent                             81  1,014,329      -        $23.72      -           -            -
    GAAP Rent                             81  1,014,329      -        $25.49      -           -            -

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

  Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, due to the purchase of our interest rate swap agreements, the current effects of interest rate changes are reduced. Based on interest rates at, and our swap agreements in effect on, December 31, 2001, a 1% increase in interest rates on our line of credit and term loan would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.8 million. A 1% decrease in interest rates on our line of credit and term loan would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.8 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $16.9 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $18.1 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

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

  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

  None.

  PART III

  Item 10. Directors and Executive Officers of the Registrant.

  The information required by Item 10 is incorporated by reference from the section entitled "Board of Directors, Executive Officers and Senior Management" contained in our definitive proxy statement to be mailed in connection with our annual meeting of stockholders to be held on April 29, 2002 (the "2002 Proxy Statement").

  Item 11. Executive Compensation.

  The information required by Item 11 is incorporated by reference from the section entitled "Board of Directors, Executive Officers and Senior Management - Executive Compensation" contained in our 2002 Proxy Statement.

  Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Management and Principal Stockholders" contained in our 2002 Proxy Statement.

  Item 13. Certain Relationships and Related Transactions.

  None.

  PART IV

  Item 14. Exhibits, Consolidated Financial Statements Schedules and Reports on Form 8-K

  (a) Consolidated Financial Statements and Schedules

  The following consolidated financial information is included as a separate section of this Annual Report on Form 10- K:

  (b) Reports on Form 8-K

  Alexandria did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

  (c) Exhibits.
Exhibit Number	Exhibit Title
3.1 *	Articles of Amendment and Restatement of Alexandria, filed as an exhibit to Alexandria's quarterly report on Form 10- Q filed with the Commission on August 14, 1997
3.2 *	Certificate of Correction of Alexandria, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on August 14, 1997
3.3*	Bylaws of Alexandria (as amended, adopted February 4, 2000; effective February 16, 2000), filed as an exhibit to Alexandria's current report on Form 8-K filed with the Commission on February 10, 2000
3.4 *

  Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, filed as an exhibit to Alexandria's current report on Form 8-K filed with the Commission on February 10, 2000

3.5 *

  Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock , filed as an exhibit to Alexandria's current report on Form 8-K filed with the Commission on February 10, 2000

3.6 *

  Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on August 13, 1999

3.7 *

  Articles Supplementary, dated January 28, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria's current report on Form 8-A filed with the Commission on February 17, 2002

4.1 *

  Rights Agreement, dated as of February 10, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent, including the forms of Articles Supplementary setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share, Rights Certificate and the Summary of Rights to Purchase Preferred Stock attached as exhibits to the Rights Agreement. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement), filed as an exhibit to Alexandria's current report on Form 8-K filed with the Commission on February 10, 2000

4.2 *

  Specimen certificate representing shares of Common Stock, Specimen certificate representing shares of Common Stock, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

4.3 *

  Specimen certificate representing shares of 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on August 13, 1999

4.4 *

  Specimen certificate representing shares of 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria's current report on Form 8-A filed with the Commission on February 17, 2002

10.1 *

  Second Amendment to Executive Employment Agreement and General and Special Release by and between Alexandria and Jerry M. Sudarsky, dated May 30, 1997, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 31, 1998

10.2 *

  Amended and Restated Executive Employment Agreement between Alexandria and Joel S. Marcus, dated January 5, 1994, and amended as of March 28, 1997, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 31, 1998

10.3 *

  Executive Employment Agreement between Alexandria and James H. Richardson, dated July 31, 1997, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 14, 1997

10.4 *

  Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated May 20, 1998, filed as an exhibit to Alexandria's quarterly report on Form 10-Q/A filed with the Commission on August 18, 1998

10.5 *

  Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated August 31, 1999, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.6 *

  Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated April 20, 1998, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 15, 1999

10.7 *

  Amendment to Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated August 31, 1999, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.8 *	Employment Letter Agreement between Alexandria and Tom Andrews, dated June 1, 1999, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999
10.9	Amended and Restated 1997 Stock Award and Incentive Plan of Alexandria, dated December 29, 2000
10.10 *

  Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.11 *

  Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.12 *

  Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.13 *

  Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.14 *

  Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.15 *

  Second Amended and Restated Revolving Loan Agreement among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto, BankBoston, N.A., as Managing Agent, The Chase Manhattan Bank, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated February 11, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2000

10.16 *

  Form of International Swap Dealers Association, Inc. Master Agreement and related Schedule and Confirmation between BankBoston, N.A. and Alexandria, dated as of August 31, 1998, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 15, 1999

10.17 *

  Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Joel S. Marcus, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.18 *

  Amendment to Executive Employment Agreement between Alexandria and James H. Richardson, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.19 *

  Second Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.20 *

  Amended and Restated Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated June 27, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.21

  Term Loan Agreement among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto, Fleet National Bank, as Managing Agent, and Fleet Securities, Inc., as Arranger, dated October 17, 2001

10.22	Alexandria's 2000 Deferred Compensation Plans, effective December 1, 2000
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries of Alexandria
23.1	Consent of Ernst & Young LLP

  ___________________

  (*) Incorporated by reference.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated March 29, 2002	By: /s/ JOEL S. MARCUS Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ JERRY M. SUDARSKY Jerry M. Sudarsky	Chairman of the Board of Directors	March 27, 2002
/s/ JOEL S. MARCUS Joel S. Marcus	Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2002
/s/ JAMES H. RICHARSON James H. Richardson	President and Director	March 27, 2002
/s/ PETER J. NELSON Peter J. Nelson	Chief Financial Officer, Senior Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 29, 2002
/s/ RICHARD B. JENNINGS Richard B. Jennings	Director	March 25, 2002
/s/ DAVID M. PETRONE David M. Petrone	Director	March 26, 2002
/s/ ANTHONY M. SOLOMON Anthony M. Solomon	Director	March 28, 2002
/s/ ALAN G. WALTON Alan G. Walton	Director	March 27, 2002

  Report of Independent Auditors

  To the Board of Directors and Stockholders of
  Alexandria Real Estate Equities, Inc.

  We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  /s/ Ernst & Young LLP

  Los Angeles, California
  January 25, 2002

  Alexandria Real Estate Equities, Inc. and Subsidiaries

  Consolidated Balance Sheets
  (Dollars In Thousands, Except Per Share Amounts)

                                                                  December 31,
                                                             --------------------
                                                               2001       2000
                                                             ---------  ---------
                          Assets
Rental properties, net                                      $ 796,626  $ 679,653
Property under development                                     65,250     26,092
Cash and cash equivalents                                       2,376      2,776
Tenant security deposits and other restricted cash             11,528      6,995
Secured note receivable                                         6,000      6,000
Tenant receivables                                              3,123      2,835
Deferred rent                                                  20,593     14,945
Other assets                                                   56,650     41,688
                                                             ---------  ---------
Total assets                                                $ 962,146  $ 780,984
                                                             =========  =========

           Liabilities and Stockholders' Equity
Secured notes payable                                       $ 245,161  $ 200,256
Unsecured line of credit and unsecured term loan              328,000    231,000
Accounts payable, accrued expenses and tenant security
  deposits                                                     48,057     23,123
Dividends payable                                               8,290      7,453
                                                             ---------  ---------
                                                              629,508    461,832

Commitments and contingencies

Stockholders' equity:
   9.50% Series A cumulative redeemable preferred
     stock, $0.01 par value per share, 1,610,000
     shares authorized; 1,543,500 shares issued and
     outstanding at December 31, 2001 and 2000; $25.00
     liquidation value                                         38,588     38,588
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 16,354,541 and 15,548,356 shares
     issued and outstanding at December 31, 2001
     and 2000, respectively                                       163        155
   Additional paid-in capital                                 301,818    278,868
   Deferred compensation                                       (1,782)      (296)
   Retained earnings                                                -          -
   Accumulated other comprehensive income                      (6,149)     1,837
                                                             ---------  ---------
Total stockholders' equity                                    332,638    319,152
                                                             ---------  ---------
Total liabilities and stockholders' equity                  $ 962,146  $ 780,984
                                                             =========  =========

  See accompanying notes.

  Alexandria Real Estate Equities, Inc. and Subsidiaries

  Consolidated Statements of Income
  (Dollars In Thousands, Except Per Share Amounts)

                                                  Year Ended December 31,
                                           -------------------------------------
                                              2001         2000         1999
                                           -----------  -----------  -----------
Revenues
   Rental                                 $    99,171  $    82,499  $    68,425
   Tenant recoveries                           25,351       20,905       16,305
   Interest and other income                    3,268        3,506        1,532
                                           -----------  -----------  -----------
                                              127,790      106,910       86,262
Expenses
   Rental operations                           26,115       21,873       19,003
   General and administrative                  11,694        8,986        6,977
   Interest                                    29,126       25,791       19,697
   Depreciation and amortization               30,578       24,251       18,532
                                           -----------  -----------  -----------
                                               97,513       80,901       64,209
                                           -----------  -----------  -----------
Net income                                $    30,277  $    26,009  $    22,053
                                           ===========  ===========  ===========

Dividends on preferred stock              $     3,666  $     3,666  $     2,036
                                           ===========  ===========  ===========
Net income allocated to common
 stockholders                             $    26,611  $    22,343  $    20,017
                                           ===========  ===========  ===========
Net income per share of common stock:
     - Basic                              $      1.67  $      1.55  $      1.48
                                           ===========  ===========  ===========
     - Diluted                            $      1.64  $      1.52  $      1.46
                                           ===========  ===========  ===========
Weighted average shares of common
   stock outstanding:
     - Basic                               15,953,459   14,460,711   13,525,840
                                           ===========  ===========  ===========
     - Diluted                             16,208,178   14,699,478   13,670,568
                                           ===========  ===========  ===========

  See accompanying notes.

  Alexandria Real Estate Equities, Inc. and Subsidiaries

  Consolidated Statements of Stockholders' Equity
  (Dollars In Thousands)

                                                                                                                               Accumulated
                                                          Series A   Number of            Additional                              Other
                                                         Preferred    Common     Common    Paid-In    Deferred     Retained    Comprehensive
                                                           Stock      Shares      Stock    Capital   Compensation  Earnings       Income       Total
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1998                            $        -  12,586,263  $   126  $ 199,643  $         -  $         -  $          -  $  199,769
   Net income                                                    -           -        -          -            -       22,053             -      22,053
   Unrealized gain on marketable securities                      -           -        -          -            -            -           172         172
                                                                                                                                             ----------
   Comprehensive income                                          -           -        -          -            -            -             -      22,225
   Issuance of common stock, net of offering costs               -   1,150,000       11     29,818            -            -             -      29,829
   Repurchase of common stock                                    -    (145,343)      (1)    (3,458)           -            -             -      (3,459)
   Issuance of preferred stock, net of offering costs       38,588           -        -     (1,712)           -            -             -      36,876
   Stock compensation expense                                    -     105,800        1      3,151       (3,152)           -             -           -
   Amortization of stock compensation expense                    -           -        -          -        1,658            -             -       1,658
   Exercise of stock options                                     -      48,902        -        874            -            -             -         874
   Dividends declared on preferred stock                         -           -        -          -            -       (2,036)            -      (2,036)
   Dividends declared on common stock                            -           -        -     (3,136)           -      (20,017)            -     (23,153)
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1999                                38,588  13,745,622      137    225,180       (1,494)           -           172     262,583
   Net income                                                    -           -        -          -            -       26,009             -      26,009
   Unrealized gain on marketable securities                      -           -        -          -            -            -         1,665       1,665
                                                                                                                                             ----------
   Comprehensive income                                          -           -        -          -            -            -             -      27,674
   Issuances of common stock, net of offering costs              -   1,625,000       16     52,101            -            -             -      52,117
   Stock compensation expense                                    -      18,400        -        633         (633)           -             -           -
   Amortization of stock compensation expense                    -           -        -          -        1,831            -             -       1,831
   Exercise of stock options                                     -     159,334        2      4,113            -            -             -       4,115
   Dividends declared on preferred stock                         -           -        -          -            -       (3,666)            -      (3,666)
   Dividends declared on common stock                            -           -        -     (3,159)           -      (22,343)            -     (25,502)
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2000                                38,588  15,548,356      155    278,868         (296)           -         1,837     319,152
   FAS 133 transition adjustment                                 -           -        -          -            -            -        (3,461)     (3,461)
   Net income                                                    -           -        -          -            -       30,277             -      30,277
   Unrealized loss on marketable securities                      -           -        -          -            -            -        (1,008)     (1,008)
   Unrealized loss on swap agreements                            -           -        -          -            -            -        (3,517)     (3,517)
                                                                                                                                             ----------
   Comprehensive income                                          -           -        -          -            -            -             -      25,752
   Issuance of common stock, net of offering costs               -     500,000        5     16,746            -            -             -      16,751
   Stock compensation expense                                    -     122,555        1      4,326       (4,327)           -             -           -
   Amortization of stock compensation expense                    -           -        -          -        2,841            -             -       2,841
   Exercise of stock options                                     -     183,630        2      5,198            -            -             -       5,200
   Dividends declared on preferred stock                         -           -        -          -            -       (3,666)            -      (3,666)
   Dividends declared on common stock                            -           -        -     (3,320)           -      (26,611)            -     (29,931)
                                                         ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2001                            $   38,588  16,354,541  $   163  $ 301,818  $    (1,782) $         -  $     (6,149) $  332,638
                                                         ========== ===========  =======  =========  ===========  ===========  ============  ==========

  See accompanying notes.

  Alexandria Real Estate Equities, Inc. and Subsidiaries

  Consolidated Statements of Cash Flows
  (In Thousands)

                                                                           Year Ended December 31,
                                                                      -------------------------------
                                                                        2001       2000       1999
                                                                      ---------  ---------  ---------
Operating Activities
Net income                                                           $  30,277  $  26,009  $  22,053
Adjustments to reconcile net income to net cash
     provided by operating activities:
Depreciation and amortization                                           30,578     24,251     18,532
Amortization of loan fees and costs                                      1,275      1,021        748
Amortization of premiums on secured notes                                 (343)      (331)      (310)
Stock compensation expense                                               2,841      1,831      1,658
Changes in operating assets and liabilities:
     Tenant security deposits and other restricted cash                 (4,533)    (2,314)     2,810
     Tenant receivables                                                   (288)       597       (548)
     Deferred rent                                                      (5,648)    (5,931)    (3,419)
     Other assets                                                      (11,774)   (11,976)    (3,199)
     Accounts payable, accrued expenses and tenant
        security deposits                                               17,955       (226)     7,686
                                                                      ---------  ---------  ---------
Net cash provided by operating activities                               60,340     32,931     46,011

Investing Activities
Purchase of rental properties                                          (55,746)   (48,584)   (63,896)
Additions to rental properties                                         (69,530)   (40,539)   (16,807)
Additions to property under development                                (57,390)   (29,813)   (29,130)
Additions to investments, net                                           (9,513)   (13,544)    (3,716)
Issuance of note receivable                                                  -          -          -
                                                                      ---------  ---------  ---------
Net cash used in investing activities                                 (192,179)  (132,480)  (113,549)

Financing Activities
Proceeds from secured notes payable                                     57,293     38,061     34,163
Net proceeds from issuances of common stock                             16,751     52,117     29,829
Net proceeds from issuance of preferred stock                                -          -     36,876
Exercise of stock options                                                5,200      4,115        874
Net borrowings from (principal reductions to) unsecured
     line of credit and unsecured term loan                             97,000     39,000     (2,000)
Principal reductions on secured notes payable                          (12,042)    (6,026)    (3,303)
Dividends paid on common stock                                         (29,097)   (24,722)   (22,278)
Dividends paid on preferred stock                                       (3,666)    (3,666)    (1,272)
Repurchase of common stock                                                   -          -     (3,459)
                                                                      ---------  ---------  ---------
Net cash provided by financing activities                              131,439     98,879     69,430

Net (decrease) increase in cash and cash equivalents                      (400)      (670)     1,892
Cash and cash equivalents at beginning of year                           2,776      3,446      1,554
                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of year                             $   2,376  $   2,776  $   3,446
                                                                      =========  =========  =========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized  $  29,447  $  25,315  $  23,512
                                                                      =========  =========  =========

  See accompanying notes.

  Alexandria Real Estate Equities, Inc. and Subsidiaries
  Notes to Consolidated Financial Statements

  1. Background

  Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space. We refer to these properties as "life science facilities." Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for-profit scientific research institutions, universities and related government agencies. As of December 31, 2001, our portfolio consisted of 82 properties in nine states with approximately 5,320,000 rentable square feet, compared to 75 properties in nine states with approximately 4,857,000 rentable square feet as of December 31, 2000.

  2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

  The consolidated financial statements include the accounts of Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Use of Estimates

  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

  We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

  2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consists of the following (in thousands):

                                          December 31,
                                   ---------------------
                                      2001       2000
                                   ---------- ----------
Unrealized gain on marketable
   securities                      $     829  $   1,837
Unrealized loss on interest rate
   swap agreements                    (6,978)         -
                                   ---------- ----------
                                   $  (6,149) $   1,837
                                   ========== ==========

  Investments

  We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and have been included at fair value in other assets in the accompanying balance sheets. Fair value has been determined by the most recently traded price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity. The cost of investments sold is determined by the specific identification method, with realized gains and losses included in interest and other income.

  The following table summarizes our available-for-sale securities (in thousands):

                                           December 31,
                                    --------------------
                                       2001       2000
                                    ---------  ---------
Cost of available-for-sale          $  3,192   $  2,311
   securities

Gross unrealized gains                 1,527      2,249

Gross unrealized losses                 (698)      (412)
                                    ---------  ---------
Fair value of
   available-for-sale securities    $  4,021   $  4,148
                                    =========  =========

  Investments in privately held entities as of December 31, 2001 and 2000, totaled $24,417,000 and $14,777,000, respectively. These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.

  2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

  Investments (continued)

  Investment income, which is included in interest and other income in the accompanying statements of income, consists of the following (in thousands):

                             Year Ended December 31,
                             --------------------
                                2001       2000
                             ---------  ---------

Gross realized gains         $  2,408   $  1,575

Gross realized losses            (860)      (129)
                             ---------  ---------
Investment income            $  1,548   $  1,446
                             =========  =========

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

  Restricted Cash

  Restricted cash consists of the following (in thousands):

                                                             December 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
Funds held in trust as additional security
    required under the terms of certain
    secured notes payable                            $    5,583  $    5,103

Security deposit funds based on the terms
    of certain lease agreements                           1,647       1,892

Funds held in escrow to complete the development
    of an office/laboratory facility                      4,298           -
                                                      ----------  ----------
                                                     $   11,528  $    6,995
                                                      ==========  ==========

  2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

  Loan Fees and Costs

  Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense. Loan fees and costs, net of related amortization, totaled $6,815,000 and $5,810,000 as of December 31, 2001 and 2000, respectively, and are included in other assets on our balance sheets.

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

  Interest Income

  Interest income was $923,000, $1,025,000 and $1,013,000 in 2001, 2000 and 1999, respectively, and is included in interest and other income in the accompanying statements of income.

  Leasing Costs

  Leasing costs are amortized on a straight-line basis over the term of the related lease. Leasing costs, net of related amortization, totaled $14,559,000 and $11,652,000 as of December 31, 2001 and 2000, respectively, and are included in other assets on our balance sheets.

  Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents approximates fair value. The carrying amount of our secured note receivable approximates fair value because the applicable interest rate approximates the market rate for this loan.

  The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 2001 and 2000, the fair value of our secured notes payable was approximately $290,886,000 and $204,786,000, respectively.

  2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

  Net Income Per Share

  The following table shows the computation of net income per share of common stock outstanding, as well as the dividends declared per share of common stock:

                                                 Year Ended December 31,
                                          ------------------------------------
                                             2001         2000        1999
                                          -----------  ----------- -----------
                                          (Dollars in thousands, except per share amounts)

Net income available to common
   stockholders                          $    26,611  $    22,343 $    20,017
                                          ===========  =========== ===========
Weighted average shares of common stock
   outstanding - basic                    15,953,459   14,460,711  13,525,840
Add: dilutive effect of stock options        254,719      238,767     144,728
                                          -----------  ----------- -----------
Weighted average shares of common stock
   outstanding - diluted                  16,208,178   14,699,478  13,670,568
                                          ===========  =========== ===========
Net income per common share -
   basic                                 $      1.67  $      1.55 $      1.48
                                          ===========  =========== ===========
Net income per common share -
   diluted                               $      1.64  $      1.52 $      1.46
                                          ===========  =========== ===========

Common dividends declared per share      $      1.84  $      1.72 $      1.69
                                          ===========  =========== ===========

  Operating Segments

  We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal operating segment.

  Income Taxes

  As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and distribute all of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.

  During 2001, 2000 and 1999, we declared dividends on our common stock of $1.84, $1.72 and $1.69 per share, respectively. During 2001, 2000 and 1999, we declared dividends on our Series A preferred stock of $2.375, $2.375 and $1.4184 per share, respectively.

  3. Rental Properties

  Rental properties consist of the following (in thousands):

                                                  December 31,
                                          ------------------------
                                             2001         2000
                                          -----------  -----------

Land                                     $   121,005  $    99,373
Building and improvements                    667,435      575,212
Tenant and other improvements                 92,276       62,622
                                          -----------  -----------
                                             880,716      737,207
Less accumulated depreciation                (84,090)     (57,554)
                                          -----------  -----------
                                         $   796,626  $   679,653
                                          ===========  ===========

  Twenty-nine of our rental properties are encumbered by deeds of trust and assignments of rents and leases associated with the properties (see Note 6). The net book value of these properties as of December 31, 2001 is $345,200,000.

  We lease space under noncancelable leases with remaining terms of one to 15 years.

  As of December 31, 2001, approximately 82% of our leases (on a square footage basis) require that the lessee pay substantially all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

  We capitalize interest to properties under development or redevelopment during the period the asset is undergoing activities to prepare it for its intended use. Total interest capitalized for the years ended December 31, 2001, 2000 and 1999 was $11,371,000, $7,710,000 and $3,784,000, respectively. Total interest incurred for the years ended December 31, 2001, 2000 and 1999 was $40,840,000, $33,832,000 and $23,792,000, respectively.

  Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2001, are as follows (in thousands):

2002                                     $    98,525
2003                                          89,941
2004                                          82,988
2005                                          75,412
2006                                          65,849
Thereafter                                   245,756
                                          -----------
                                         $   658,471
                                          ===========

  4. Secured Note Receivable

  In connection with the acquisition of a life science facility in San Diego, California, in March 1998, we made a
$6,000,000 loan to the sole tenant of the property, fully secured by a first deed of trust on certain improvements at the property.
The loan bears interest at a rate of 11% per year, payable monthly, and is due March 25, 2002. The loan is cross-defaulted to the lease with the sole tenant.

  5. Unsecured Line of Credit and Unsecured Term Loan

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

  The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers.  The line of credit expires February 2003 and provides for an extension (provided there is no default) for an additional one-year period upon notice by the company and consent of the participating banks.  As of December 31, 2001, borrowings outstanding on the line of credit carried a weighted average interest rate of 3.92%.

  In October 2001, we obtained a $50 million unsecured term loan which bears interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%.  For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.  The term loan contains financial covenants substantially similar to those on our line of credit.  As of December 31, 2001, the term loan carried a weighted average interest rate of 3.98%.

  Aggregate borrowings under the line of credit and the term loan are limited to an amount based on the net operating income derived from a pool of unencumbered assets. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the line of credit and the term loan will increase up to the maximum of
$375 million.  Under these provisions, as of December 31, 2001, aggregate borrowings under the line of credit and the term loan were limited to $360 million.

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

  5. Unsecured Line of Credit and Unsecured Term Loan (continued)

  The following table summarizes our interest rate swap agreements (dollars in thousands):

                                       Notional     Interest     Termination
Transaction Date    Effective Date      Amount      Pay Rate         Date         Fair Value
----------------   ---------------- -------------   --------   ----------------   ----------
April 2000           May 20, 2000    $  50,000        6.995%   January 2, 2003    $  (2,385)

July 2000            May 31, 2001       50,000        7.070%     May 31, 2003        (3,033)

January 2001       January 31, 2001     50,000        6.350%   December 31, 2002     (2,035)
                                                                                 -----------
                                                                                  $  (7,453)
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

  On January 22, 2001, we terminated an interest rate swap agreement with a notional amount of $50 million, an interest pay rate of
7.25% and a maturity of December 31, 2001.  The terminated interest rate swap agreement was replaced with the 6.350% interest rate swap agreement as shown in the table above.  The fair value of the terminated interest rate swap agreement at the date of termination
(a liability of $950,000) was transferred to the replacement 6.350% interest rate swap agreement.  During 2001, approximately
$475,000 was reclassified from other comprehensive income to interest expense.  Approximately $475,000 will be credited against interest expense during 2002.  These adjustments result in an effective interest pay rate for the 6.350% interest rate swap agreement of 7.30% for 2001 and 5.40% for 2002.

  As of December 31, 2001, our interest rate swap agreements have been reported in the accompanying balance sheet at their fair
value as other liabilities of approximately $7.5 million.   The offsetting adjustments were reflected as deferred losses in accumulated other comprehensive income of $7.0 million.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

  6. Secured Notes Payable

  Secured notes payable consist of the following (in thousands):

                                                                                    December 31,
                                                                                -------------------
                                                                                  2001      2000
                                                                                --------- ---------
8.75% note, due January 2006, with an effective interest rate of 7.25%
   (includes unamortized premium of $494 and $611 at December 31, 2001
   and 2000, respectively), secured by one property in Worcester, MA           $  10,799 $  11,276
8.68% note, due December 2006, secured by two properties in Durham, NC            12,182    12,314
8.25% note, due August 2007, secured by three properties in Gaithersburg, MD       9,907     9,998
9.125% note, due October 2007, with an effective interest rate of 7.25%
   (includes unamortized premium of $1,619 and $1,845 at December 31, 2001
   and 2000, respectively), secured by one property in Cambridge, MA              19,158    19,513
7.22% note, due May 2008, secured by two properties, one in Chantilly, VA
   and the other in Seattle, WA                                                   35,264    35,646
8.71% note, due January 2010, secured by two properties, one in Worcester,
   MA and the other in San Diego, CA                                              18,676    18,798
8.33% note, due November 2010, secured by two properties in Gaithersburg, MD      24,508    24,675
7.75% note, due July 2011, secured by six properties in San Diego, CA             24,030         -
7.50% note, due August 2011, secured by one propety in San Diego, CA              11,912         -
7.40% note, due January 2012, secured by three properties in Gaithersburg, MD     28,250         -
7.165% note, due January 2014, secured by one property in Alameda, CA              4,811     6,018
9.00% note, due December 2014, secured by two properties in San Diego, CA          7,882    16,499
7.75% note, due June 2016, secured by one property in Seattle, WA                 18,842    19,520
Construction loan at LIBOR plus 1.75%, due January 2002, providing for
   borrowings of up to $19,000,000, secured by one property in Gaithersburg,           -    18,981
Construction loan at LIBOR plus 1.70%, due June 2003, providing for borrowings
   of up to $25,175,000, secured by two properties in San Francisco, CA           18,940     7,018
                                                                                --------- ---------
                                                                               $ 245,161 $ 200,256
                                                                                ========= =========

  As of December 31, 2001, all of our secured notes payable, except for the 7.165% note and the construction loan secured by the two properties in San Francisco, CA, require monthly payments of principal and interest.  The 7.165% note requires monthly payments of interest and semi-annual payments of principal. The construction loan secured by the two properties in San Francisco, CA, requires monthly payments of interest only.

  6. Secured Notes Payable (continued)

  Future principal payments due on secured notes payable as of December
31, 2001, are as follows (in thousands):

2002                                     $     5,638
2003                                          25,062
2004                                           5,901
2005                                           5,713
2006                                          24,764
Thereafter                                   175,970
                                          -----------
Subtotal                                     243,048
Unamortized premium                            2,113
                                          -----------
                                         $   245,161
                                          ===========

  7. Issuance of Common Stock

  In April 2001, we sold 500,000 shares of common stock to institutional investors.  The shares were issued at a price of
$36.44 per share, resulting in aggregate proceeds of approximately $16.8 million, net of offering costs.

  8. Non-Cash Transactions

  In connection with the acquisition of a property in San Diego, California, in
2001 and three properties in Gaithersburg, Maryland, in 2000, we assumed secured notes payable. The following table summarizes these transactions (in thousands):

                                              2001         2000
                                          -----------  -----------

Aggregate purchase price                 $    20,350  $    18,000
Secured notes payable assumed                 12,000       10,040
                                          -----------  -----------
Cash paid for the properties             $     8,350  $     7,960
                                          ===========  ===========

  In 2001 and 2000, we incurred $2,841,000 and $1,831,000, respectively, in non-cash stock compensation expense.

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

  Preferred Stock and Excess Stock Authorizations

  Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 1,543,500 shares were issued and outstanding as of December 31, 2001. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which were issued and outstanding at December 31, 2001.

  10. Commitments and Contingencies

  Employee Retirement Savings Plan

  Effective January 1, 1997, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code
("Code") whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. The plan provides that we contribute eight percent of our employees' salary
(subject to statutory limitations), which amounted to $353,000, $254,000 and $185,000, respectively, for the years ended December 31,
2001, 2000 and 1999. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

  Concentration of Credit Risk

  We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

  We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2001, we had 194 leases with a total of 167 tenants and 45 of our 82 properties were each leased to a single tenant. At December 31, 2001, our three largest tenants accounted for approximately 14.1% of our aggregate annualized base rent.

  We generally do not require collateral or other security from our tenants, other than security deposits.  In addition to security deposits held in cash, we hold $10.8 million in irrevocable letters of credit available from certain tenants as security deposits for
37 leases as of December 31, 2001.

  10. Commitments and Contingencies (continued)

  Commitments

  As of December 31, 2001, we were committed under the terms of certain leases to complete the construction of buildings and certain related improvements at a remaining aggregate cost of $12.9 million.

  As of December 31, 2001, we were also committed to fund approximately $39.1 million for the construction of building infrastructure improvements under the terms of various leases and for certain investments.

  11. Stock Option Plans and Stock Grants

  1997 Stock Plan

  In 1997, we adopted a stock option and incentive plan (the "1997 Stock Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December 31,
2001, a total of 409,623 shares were reserved for the granting of future options and share awards under the 1997 Stock Plan.

  Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. Employee options vest ratably in three annual installments from the date of grant. Non-employee director options vest immediately on the date of grant. The options outstanding under the 1997 Stock Plan expire at various dates through November 2011.

  In addition, the 1997 Stock Plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock which (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. For employees, these shares generally vest over a one-year period and the sale of the shares is restricted prior to the date of vesting. For non-employee directors, these shares are generally fully vested upon issuance and the sale of the shares is not restricted. During 2001, we awarded 122,555 shares of common stock. These shares were recorded at fair value with a corresponding charge to stockholders' equity. The unearned portion is amortized as compensation expense on a straight-
line basis over the vesting period.

  11. Stock Option Plans and Stock Grants (continued)

  1997 Stock Plan (continued)

  We have elected to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Although we have elected to follow APB 25, pro forma information regarding net income and net income per share is required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." This information has been determined as if we had accounted for our stock options under the fair value method under Statement 123. The fair value of the options issued under the 1997 Stock Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                                  Year Ended December 31,
                                          ------------------------------------
                                             2001         2000        1999
                                          -----------  ----------- -----------

Risk-free interest rate                         4.68%        5.15%       6.48%
Dividend yield                                  4.49%        4.78%       5.66%
Volatility factor of the expected
  market price                                  22.4%        23.2%       24.6%
Weighted average expected life of
  the options                               5.2 years    4.7 years   5.8 years

  For purposes of the following pro forma
disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                  Year Ended December 31,
                                          ----------- ------------------------
                                             2001         2000        1999
                                          -----------  ----------- -----------

Pro forma net income available to common
     stockholders                        $    25,690  $    21,532 $    19,083
Pro forma net income per common share:
     - Basic                             $      1.61  $      1.49 $      1.41
     - Diluted                           $      1.59  $      1.46 $      1.40

  11. Stock Option Plans and Stock Grants (continued)

  1997 Stock Plan (continued)

  A summary of the stock option activity under our 1997 Stock Plan and related information for the years ended December 31,
2001, 2000 and 1999 follows:

                                             2001                 2000                 1999
                                    -------------------- -------------------- --------------------

                                               Weighted             Weighted             Weighted
                                                Average              Average              Average
                                      Stock    Exercise    Stock    Exercise    Stock    Exercise
                                     Options     Price    Options     Price    Options     Price
                                    ---------  --------- ---------  --------- ---------  ---------
Outstanding-beginning of year        901,000  $   27.73   785,000  $   25.37   821,500  $   24.49
Granted                              193,500      38.27   316,000      33.78    70,500      29.56
Exercised                           (183,630)     27.58  (145,334)     26.38   (75,000)     20.11
Forfeited                            (61,000)     34.48   (54,666)     32.45   (32,000)     23.98
                                    ---------  --------- ---------  --------- ---------  ---------
Outstanding-end of year              849,870  $   29.68   901,000  $   27.73   785,000  $   25.37
                                    =========  ========= =========  ========= =========  =========

Exercisable at end of year           497,040  $   25.29   519,001  $   23.94   426,003  $   24.36
                                    =========  ========= =========  ========= =========  =========
Weighted average fair value of
options granted                               $    6.19            $    5.51            $    5.28
                                               =========            =========            =========

  Exercise prices for options outstanding as of December 31, 2001 range from $20.00 to $39.41. The weighted average contractual life of options outstanding is 7.3 years.

  12. Quarterly Financial Data (Unaudited)

  Following is a summary of consolidated financial
information on a quarterly basis for 2001 and 2000:

                                                   Quarter
                                  ------------------------------------------
                                    First     Second      Third     Fourth
                                  ---------  ---------  ---------  ---------
                                    (In thousands, except per share amounts)
2001
----
Revenues                         $  30,995  $  30,399  $  32,730  $  33,666
Net income available to common
   stockholders                  $   6,390  $   6,408  $   6,535  $   7,280
Net income per share:
     - Basic                     $    0.41  $    0.40  $    0.41  $    0.45
     - Diluted                   $    0.41  $    0.39  $    0.40  $    0.44

2000
----
Revenues                         $  23,962  $  24,910  $  28,475  $  29,563
Net income available to common
   stockholders                  $   4,821  $   5,425  $   5,615  $   6,484
Net income per share:
     - Basic                     $    0.35  $    0.38  $    0.39  $    0.42
     - Diluted                   $    0.35  $    0.38  $    0.38  $    0.41

  13. Subsequent Event (Unaudited)

  In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock (including the shares issued upon exercise of the underwriters' over-allotment option).  The shares were issued at a price of
$25.00 per share, resulting in aggregate proceeds of approximately $55.1 million, net of underwriters' discounts and other offering costs. The dividends on our Series B preferred stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $2.275 per share.  Our Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to January 22, 2007, except in order to preserve our status as a
REIT.  Investors in our Series B preferred stock generally have no voting rights.  On or after January 22, 2007, we may, at our option, redeem our Series B preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

  In February 2002, we sold 418,970 shares of our common.  The shares were issued at a price of $39.46 per share, resulting in aggregate proceeds of approximately $16.4 million (after deducting underwriting discounts and other offering costs).

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                                  Schedule III

                               Consolidated Financial Statement Schedule of Rental Properties

                          and Accumulated Depreciation

                                December 31, 2001

                         (In Thousands, Except Square Foot Data)

                                                 Initial Costs          Costs           Total Costs
                                            -----------------------  Capitalized   ----------------------
                                  Square              Buildings and  Subsequent to           Buildings and              Accumulated                        Year Built/
         Property Name           Footage      Land    Improvements   Acquisition     Land    Improvements    Total    Depreciation (1)  Encumbrances        Renovated
         -------------          ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------    -------------------
North Torrey Pines Road #1        107,753  $  3,903  $       5,960  $      1,104  $  3,903  $      7,064  $  10,967  $          2,040  $         _     1971/1994
Science Park Road                  74,557         _              _        15,553         _        15,553     15,553             1,023            _     2000
North Torrey Pines Road #2         86,962     2,663         10,649         2,644     2,663        13,293     15,956             3,639            _     1986/1996
General Atomics Court #1           76,084     2,651         18,046         1,430     2,651        19,476     22,127             4,461        5,182     1986/1991
General Atomics Court #2           43,600     1,227          9,554             1     1,227         9,555     10,782             2,243        2,700     1991
Roselle Street #1                  18,173       463          1,840           833       463         2,673      3,136               702            _ (2) 1983/1998
Nexus Centre Drive                 67,050     2,548         13,638             _     2,548        13,638     16,186             3,080            _     1989
Nancy Ridge Drive #1               29,333       733          2,273         1,851       733         4,124      4,857               746            _ (3) 1997
Roselle Street #2                  17,603       444          1,699         1,601       444         3,300      3,744               408            _     late 1970's/1999
Tansy Street                       15,410       651          1,375         1,789       651         3,164      3,815               349            _     1978/1999
John Hopkins Court #1              34,723     1,122              _         3,861     1,122         3,861      4,983               155            _     2000
John Hopkins Court #2              55,200     1,683              _         5,631     1,683         5,631      7,314               403            _     1999
Towne Centre Drive #1              45,030       275          8,621            46       275         8,667      8,942               540            _     1987
Towne Centre Drive #2              52,228       320         10,070           744       320        10,814     11,134               919            _     1987/2000
Towne Centre Drive #3              41,554       258          8,170         5,198       258        13,368     13,626               771            _     1987/2000
Roselle Street #3                  18,193       455          2,581             4       455         2,585      3,040                98       24,030 (2) 1981
Roselle Street #4                  30,147       754          4,288             4       754         4,292      5,046               167            _ (2) 1981/1998
Roselle Street #5                  22,577       564          3,224             4       564         3,228      3,792               128            _ (2) 1981/1995
Roselle Street #6                  17,433       436          2,480             5       436         2,485      2,921                97            _ (2) 1981/1999
Roselle Street #7                  24,208       605          3,459             4       605         3,463      4,068               138            _ (2) 1981/1995
Nancy Ridge Drive #2               21,940       515          1,566         2,217       515         3,783      4,298               101            _     early 1980's
Campus Point Drive                 71,510     4,246         16,165            87     4,246        16,252     20,498               190       11,912     1986/1992/1998
North Hill Avenue                  31,343     2,172            812         7,139     2,172         7,951     10,123               103                  1940's/2001
Harbor Bay Parkway #1              61,015     1,506          5,357         2,280     1,506         7,637      9,143             1,433            _     1983/1999
Harbor Bay Parkway #2              27,745       775          1,917         1,403       775         3,320      4,095               445            _     1984/2000
Harbor Bay Parkway #3              47,777     1,200          3,880           252     1,200         4,132      5,332               548            _     1986/1994
Harbor Bay Parkway #4              68,711     1,800          9,731           216     1,800         9,947     11,747             1,309        4,811     1985/1994
Mitten Road & Malcolm Road        153,837     4,751         12,612         4,094     4,751        16,706     21,457             1,766            _     1962/1997
Hanover Street                     32,074         _          6,628         3,011         _         9,639      9,639             2,539            _     1968/1985/2000
Garcia Avenue & Bayshore
   Parkway                         98,964         _         21,323         1,651         _        22,974     22,974             2,522            _     1980/2000
Oyster Point Boulevard #1          53,980     3,519              _        11,962     3,519        11,962     15,481               346       18,940     2001
Oyster Point Boulevard #2          53,980     3,519              _         6,323     3,519         6,323      9,842               130            _     2001
Durant Avenue                      25,000     3,313            966         2,756     3,313         3,722      7,035                 _            _     1930
Columbia Street                   209,361     6,566         23,528        10,751     6,566        34,279     40,845             5,277       18,842     1975/1997
Western Avenue                     47,746     1,432          7,497         2,118     1,432         9,615     11,047             1,518       35,264 (4) 1929/1990/2000
First Avenue                       70,647     2,119         11,275         4,564     2,119        15,839     17,958             1,894            _     1980/1990/2000
Professional Drive #1              47,558       871          5,362         2,968       871         8,330      9,201             1,098            _     1989/1999
Professional Drive #2              62,739     1,129          6,940            20     1,129         6,960      8,089               971            _     1987
West Watkins Mill Road #1         138,938     3,281         14,416           164     3,281        14,580     17,861             2,019       24,508 (5) 1989/1997
Quince Orchard Road #1             49,225     1,267          3,031         5,147     1,267         8,178      9,445             2,261            _ (5) 1982/1997
Clopper Road #1                    44,464       900          2,732         1,503       900         4,235      5,135               564            _ (6) 1989
Research Boulevard #1              48,800       602          4,391           692       602         5,083      5,685               545            _     1966
East Guide Drive #1                45,989       748          3,609         1,058       748         4,667      5,415               598            _     1981/1986
Research Boulevard #2             105,000     1,733          9,611           471     1,733        10,082     11,815             1,393            _     1967/1996/2000
East Guide Drive #2                44,500       775          4,122           164       775         4,286      5,061               541            _     1981/1995
Piccard Drive                     131,511     2,800         11,533         1,674     2,800        13,207     16,007             1,410            _     1978/1994
Newbrook Drive                    248,186     4,800         27,639           375     4,800        28,014     32,814             3,388            _ (4) 1992
Virginia Manor Road               191,884         _         13,679           470         _        14,149     14,149             1,585            _     1990
Old Columbia Road                  75,500     1,510          5,210         1,612     1,510         6,822      8,332             1,066            _     1983/1997
Firstfield Road #1                 25,175       376          3,192         2,085       376         5,277      5,653               380            _     1974/2000
Shady Grove Road                   41,062       840          3,115            36       840         3,151      3,991               371            _     1987
Aliceanna Street                  179,397     1,848          6,120         1,124     1,848         7,244      9,092               638            _     early 1950's/1995
West Watkins Mill Road #2          57,410       859          4,149         1,458       859         5,607      6,466               440            _     1988/2000
Clopper Road #2                    92,990     2,463            493        17,994     2,463        18,487     20,950             2,393       28,250 (6) 2000
Firstfield Road #2                 53,416       971          5,141         3,504       971         8,645      9,616               215            _ (7) 1980/2001
Firstfield Road #3                 53,595       947          5,092           913       947         6,005      6,952               232            _ (7) 1980
Quince Orchard Road #2             54,874       970          5,138           960       970         6,098      7,068               199        9,907 (7) 1981
Clopper Road #3                    59,838       983          6,638            70       983         6,708      7,691               206            _ (6) 1989/1992
Research Place                     58,632     1,466          5,708           476     1,466         6,184      7,650                 _            _     1972
Charlestown Navy Yard              24,940         _          6,247            19         _         6,266      6,266               657            _     1880/1991
Pond Street                        24,867       622          3,053            38       622         3,091      3,713               314            _     1965/1990
Westview Street                    40,000       960          3,032           374       960         3,406      4,366               298            _     1975
Plantation Street #1               92,711     2,352         14,173           167     2,352        14,340     16,692             1,260       18,676 (3) 1993
Memorial Drive                     96,500     2,440         37,754            62     2,440        37,816     40,256             3,062       19,158     1920's/1997/1999
Innovation Drive                  113,956     2,734         14,567           689     2,734        15,256     17,990             1,348       10,799     1991
Plantation Street #2               92,423       651              _        15,395       651        15,395     16,046             3,043            _     2000
Arsenal Street #1                  92,500     3,360          7,316        15,600     3,360        22,916     26,276                72            _     1978/1984/2001
Hartwell Avenue                    59,000     1,475          7,194         1,443     1,475         8,637     10,112                 _            _     1972/1996-1999
Arsenal Street #2                  96,150     6,413          5,457         1,189     6,413         6,646     13,059                 _            _     1980
College Road                      106,036     1,943          9,764           929     1,943        10,693     12,636             1,205            _     1968/1974/1984
Williams Drive                     37,000       740          4,506            47       740         4,553      5,293               444            _     1982/1994
Phillips Parkway                   75,972     1,840          2,298        10,887     1,840        13,185     15,025               828            _     late 1960's/1999
Campus Drive                       42,782       654          4,234           119       654         4,353      5,007               473            _     1989
Electronic Drive                   40,000       600          3,110         3,065       600         6,175      6,775             1,381            _     1983/1998
Princeton Road                     42,600     1,075          1,438         2,950     1,075         4,388      5,463             1,165            _     1984/1999
Capitola Drive #1                  65,114       337          5,795           172       337         5,967      6,304               755            _ (8) 1986
Capitola Drive #2                 119,916       577         11,688         1,874       577        13,562     14,139             1,489       12,182 (8) 1985
Technology Parkway                 37,080       370          4,191           479       370         4,670      5,040               438            _     1976/1985/1993
Triangle Drive                     32,120       161          3,410            92       161         3,502      3,663               356            _     1981
Alexander Road                     86,239         _            376        11,614         _        11,990     11,990               556            _     2000
Kit Creek Road                     37,908       374          3,383         3,207       374         6,590      6,964               205            _     1995
                                ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------
                                5,319,945  $121,005  $     541,231  $    218,480  $121,005  $    759,711  $ 880,716  $         84,090  $   245,161
                                ==========  ========  =============  ============  ========  ============  =========  ================  ===========

  _______________

    The depreciable life ranges from 30 to 40 years for buildings and improvements, 20 years for land improvements, and the term of the respective lease for tenant improvements.

    Loan secured by Roselle Street #1, Roselle Street #3, Roselle Street #4, Roselle Street #5, Roselle Street #6 and
 Roselle Street #7 is shown under Roselle Street #3.

    Loan secured by Nancy Ridge Drive # 1and Plantation Street #1 is shown under Plantation Street #1.

    Loan secured by Western Avenue and Newbrook Drive is shown under Western Avenue.

    Loan secured by West Watkins Mill Road #1 and Quince Orchard Road #1 is shown under West Watkins Mill
Road #1.

    Loan secured by Clopper Road #1, Clopper Road #2 and Clopper Road #3 is shown under Clopper Road #2.

    Loan secured by Firstfield Road #2, Firstfield Road #3 and Quince Orchard Road #2 is shown under Quince Orchard
Road #2.

    Loan secured by Capitola Drive #1 and Capitola Drive #2 is shown under Capitola Drive #2.

  A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                     Rental Properties
                                                 Year Ended December 31,
                                          ------------------------------------
                                             2001         2000        1999
                                          -----------  ----------- -----------
Balance at beginning of period           $   737,207  $   590,202 $   490,518
Purchase of rental properties                 55,746       48,584      63,896
Additions to rental properties                69,530       40,539      16,807
Transfer of costs for completed
   development projects                       18,233       57,882      18,981
                                          -----------  ----------- -----------
Balance at end of period                 $   880,716  $   737,207 $   590,202
                                          ===========  =========== ===========

                                                 Accumulated Depreciation
                                                       December 31,
                                          ------------------------------------
                                             2001         2000        1999
                                          -----------  ----------- -----------

Balance at beginning of period               $57,554      $35,496     $18,611
Depreciation expense                          26,536       22,058      16,885
                                          -----------  ----------- -----------
Balance at end of period                     $84,090      $57,554     $35,496
                                          ===========  =========== ===========