Form 10-Q
period 2002-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2002-05-15
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    As of May 13, 2002, 16,843,745 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of March 31, 2002 and December 31, 2001	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II. Other Information

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           March 31,   December 31,
                                                             2002          2001
                                                         ------------  ------------
Assets

Rental properties, net                                      $798,570      $796,626
Property under development                                    77,454        65,250
Cash and cash equivalents                                      5,012         2,376
Tenant security deposits and other restricted cash             9,398        11,528
Secured note receivable                                           -          6,000
Tenant receivables                                             2,864         3,123
Deferred rent                                                 22,006        20,593
Other assets                                                  62,682        56,650
                                                         ------------  ------------
       Total assets                                         $977,986      $962,146
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $246,272      $245,161
Unsecured line of credit and unsecured term loan             273,000       328,000
Accounts payable, accrued expenses and tenant
   security deposits                                          41,889        48,057
Dividends payable                                             10,173         8,290
                                                         ------------  ------------
       Total liabilities                                     571,334       629,508
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Series B preferred stock                                   57,500             -
   Common stock                                                  168           163
   Additional paid-in capital                                316,945       301,818
   Deferred compensation                                      (1,192)       (1,782)
   Retained earnings                                               -             -
   Accumulated other comprehensive income                     (5,357)       (6,149)
                                                         ------------  ------------
       Total stockholders' equity                            406,652       332,638
                                                         ------------  ------------
       Total liabilities and stockholders' equity           $977,986      $962,146
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended
                                                    March 31,
                                             -----------------------
                                                 2002        2001
                                             ----------- -----------
Revenues:
  Rental                                        $27,458     $23,572
  Tenant recoveries                               6,962       6,335
  Interest and other income                         507       1,088
                                             ----------- -----------
                                                 34,927      30,995
Expenses:
  Rental operations                               6,894       6,720
  General and administrative                      3,473       2,874
  Interest                                        6,720       7,361
  Depreciation and amortization                   8,237       6,734
                                             ----------- -----------
                                                 25,324      23,689
                                             ----------- -----------
Net income                                        9,603       7,306

Dividends on preferred stock                      1,905         916
                                             ----------- -----------
Net income available to
  common stockholders                            $7,698      $6,390
                                             =========== ===========
Net income per common share:
  -Basic                                          $0.47       $0.41
                                             =========== ===========
  -Diluted                                        $0.46       $0.41
                                             =========== ===========

Weighted average shares of
 common stock outstanding:
  -Basic                                     16,409,258  15,471,100
                                             =========== ===========
  -Diluted                                   16,720,857  15,704,458
                                             =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                          Three Months Ended
                                                               March 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Operating Activities
Net income                                                   $9,603      $7,306
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                 8,237       6,734
Amortization of loan fees and costs                             693         303
Amortization of premiums on secured notes                       (83)        (79)
Stock compensation expense                                      952         637
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash          2,130      (1,926)
  Tenant receivables                                            259         (82)
  Deferred rent                                              (1,413)     (1,607)
  Other assets                                               (4,699)     (2,467)
  Accounts payable, accrued expenses and tenant
    security deposits                                        (4,445)      8,648
                                                          ----------  ----------
Net cash provided by operating activities                    11,234      17,467
                                                          ----------  ----------

Investing Activities
Purchase of rental properties                                     -     (16,291)
Additions to rental properties                               (8,893)    (10,973)
Additions to property under development                     (12,204)     (5,469)
Additions to investments, net                                (4,246)     (3,940)
                                                          ----------  ----------
Net cash used in investing activities                       (25,343)    (36,673)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                           2,913       2,472
Proceeds from exercise of stock options                       1,694         631
Proceeds from issuance of common stock                       16,168           -
Proceeds from issuance of preferred stock                    55,129           -
Proceeds from repayment of note receivable                    6,000           -
(Principal reductions to) net borrowings from unsecured
   line of credit and unsecured term loan                   (55,000)     28,000
Principal reductions of secured notes payable                (1,719)     (1,271)
Dividends paid on common stock                               (7,524)     (6,690)
Dividends paid on preferred stock                              (916)       (916)
                                                          ----------  ----------
Net cash provided by financing activities                    16,745      22,226
                                                          ----------  ----------
Net increase in cash and cash equivalents                     2,636       3,020
Cash and cash equivalents at beginning of period              2,376       2,776
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $5,012      $5,796
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space. We refer to these properties as "life science facilities." Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for- profit scientific research institutions, universities and related government agencies. As of March 31, 2002, our portfolio consisted of 83 properties in nine states with approximately 5,320,000 rentable square feet.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                       March 31,    December 31,
                                          2002          2001
                                      ------------  ------------

Unrealized (loss) gain on marketable
  securities                                ($102)         $829
Unrealized loss on interest rate
  swap agreements                          (5,255)       (6,978)
                                      ------------  ------------
                                          ($5,357)      ($6,149)
                                      ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                 Three Months Ended
                                       March 31,
                                 --------------------
                                   2002       2001
                                 ---------  ---------

Net income                         $9,603     $7,306
Unrealized (loss) gain on
  marketable securities              (931)       386
Unrealized gain (loss) on
  interest rate swap agreements     1,723     (2,457)
                                 ---------  ---------
Comprehensive income              $10,395     $5,235
                                 =========  =========

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and have been included at fair value in other assets in the accompanying balance sheets. Fair value has been determined by the closing trading price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity. The cost of investments sold is determined using the specific identification method, with realized gains and losses included in interest and other income.

The following table summarizes our available-for-sale securities (in thousands):

                                     March 31,   December 31,
                                        2002         2001
                                   ------------- -----------
Cost of available-for-sale         $      3,124  $    3,192
   securities

Gross unrealized gains                      782       1,527

Gross unrealized losses                    (884)       (698)
                                   ------------- -----------
Fair value of
   available-for-sale securities   $      3,022  $    4,021
                                   ============= ===========

Investments in privately held entities as of March 31, 2002, totaled $28,731,000. These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.

2. Rental Properties

Rental properties consist of the following (in thousands):

                                    March 31,  December 31,
                                      2002        2001
                                   ----------- -----------

Land                                 $121,005    $121,005
Buildings and improvements            675,964     667,435
Tenant and other improvements          92,640      92,276
                                   ----------- -----------
                                      889,609     880,716
Less accumulated depreciation         (91,039)    (84,090)
                                   ----------- -----------
                                     $798,570    $796,626
                                   =========== ===========

3. Secured Note Receivable

In connection with the acquisition of a life science facility in San Diego, California, in March 1998, we made a $6,000,000 loan to the sole tenant of the property, fully secured by a first deed of trust on certain improvements at the property. The loan bore interest at a rate of 11% per year and was repaid in March 2002.

4. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $325 million and a $50 million unsecured term loan. Borrowings under the line of credit and term loan bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit and term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit and term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The line of credit and term loan expire February 2003 and provide for an extension (provided there is no default) of an additional one-year period upon notice by the company and consent of the participating banks. As of March 31, 2002, borrowings outstanding on the line of credit and term loan carried a weighted average interest rate of 3.61% and 3.41%, respectively.

Aggregate borrowings under the line of credit and the term loan are limited to an amount based on the net operating income derived from a pool of unencumbered assets. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the line of credit and the term loan will increase up to the combined maximum of $375 million. Under these provisions, as of March 31, 2002, aggregate borrowings under the line of credit and term loan were limited to $368 million.

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

The following table summarizes our interest rate swap agreements as of March 31, 2002 (dollars in thousands):

                                           Notional      Interest
Transaction Date     Effective Date         Amount       Pay Rate  Termination Date      Fair Value
------------------- ---------------- ------------------ ---------- ----------------- ----------------
April 2000            May 20, 2000    $     50,000        6.995%    January 2, 2003   $       (1,683)

July 2000             May 31, 2001    $     50,000        7.070%     May 31, 2003             (2,289)

January 2001        January 31, 2001  $     50,000        6.350%   December 31, 2002          (1,431)

March 2002          December 31, 2002 $     50,000        5.364%   December 31, 2004            (208)
                                                                                      ----------------
                                                                                      $       (5,611)
                                                                                      ================

5. Stockholders' Equity

In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million (after deducting underwriters' discounts and other offering costs). The dividends on our Series B preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.275 per share. Our Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to January 22, 2007, except in order to preserve our status as a REIT. Investors in our Series B preferred stock generally have no voting rights. On or after January 22, 2007, we may, at our option, redeem our Series B preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

In February 2002, we sold 418,970 shares of our common stock. The shares were issued at a price of $39.46 per share, resulting in aggregate proceeds of approximately $16.2 million (after deducting underwriting discounts and other offering costs).

On March 8, 2002, we declared a cash dividend on our common stock aggregating $8,421,000
($ 0.50 per share) for the calendar quarter ended March 31, 2002. We paid the dividend on April 15, 2002. On March 8, 2002, we declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from January 15, 2002 through April 14, 2002. We paid the dividend on April 15, 2002. On March 8, 2002, we also declared a cash dividend on our Series B preferred stock aggregating $1,206,000 ($0.52451 per share) for the period from January 23, 2002 through April 14, 2002. We paid the dividend on April 15, 2002.

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended
                                             March 31,
                                      -----------------------
                                         2002        2001
                                      ----------- -----------
Net income available to common
  stockholders                            $7,698      $6,390
                                      =======================

Weighted average shares of
  common stock outstanding - basic    16,409,258  15,471,100
Add:  dilutive effect of
  stock options and stock grants         311,599     233,358
                                      ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  16,720,857  15,704,458
                                      =========== ===========
Net income per common share:
  - Basic                                  $0.47       $0.41
                                      =========== ===========
  - Diluted                                $0.46       $0.41
                                      =========== ===========

Common dividends declared per share        $0.50       $0.46
                                      =========== ===========

7. Subsequent Event

In April 2002, we acquired two office/laboratory properties in the San Francisco Bay market for $49 million in cash. The properties contain approximately 170,000 square feet of office/laboratory space leased to a single life science tenant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2001. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors. As used in this Form 10-Q, "we," "our," "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing office/laboratory space leased principally to tenants in the life science industry. We refer to these properties as "life science facilities.

As of March 31, 2002, our portfolio consisted of 83 properties containing approximately 5,320,000 rentable square feet of office/laboratory space. As of that date, our properties were approximately 98.4% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our acquisition and development activities.

Results of Operations

Comparison of Three Months Ended March 31, 2002 ("First Quarter 2002") to Three Months Ended March 31, 2001 ("First Quarter 2001")

Rental revenue increased by $3.9 million, or 16%, to $27.5 million for First Quarter 2002 compared to $23.6 million for First Quarter 2001. The increase resulted primarily from rental revenue from the properties acquired or placed in service after January 1, 2001. Rental revenue from the properties operating before January 1, 2001 (the "First Quarter Same Properties") increased by $837,000, or 4.1%, due to increases in rental rates and occupancy.

Tenant recoveries increased by $627,000, or 10%, to $7.0 million for First Quarter 2002 compared to $6.3 million for First Quarter 2001. The increase resulted partially from tenant recoveries from the properties acquired or placed in service after January 1, 2001. Tenant recoveries for the First Quarter Same Properties increased by $284,000, or 5.2%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $581,000, or 53%, to $507,000 for First Quarter 2002 compared to $1.1 million for First Quarter 2001.

Rental operating expenses increased by $174,000, or 3%, to $6.9 million for First Quarter 2002 compared to $6.7 million for First Quarter 2001. The increase resulted partially from rental operating expenses from the properties acquired or placed in service after January 1, 2001. Operating expenses for the First Quarter Same Properties increased by $116,000, or 2.1%, primarily due to increases in property taxes and property insurance, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the First Quarter Same Properties (dollars in thousands):

                                 For the Three Months
                                   Ended March 31,
                               -----------------------
                                  2002        2001      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $27,196     $26,109       4.2%
Rental operating expenses           5,547       5,431       2.1%
                               ----------- ----------- ---------
Net operating income              $21,649     $20,678       4.7%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $26,557     $24,851       6.9%
Rental operating expenses           5,547       5,431       2.1%
                               ----------- ----------- ---------
Net operating income              $21,010     $19,420       8.2%
                               =========== =========== =========

_________
  Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $599,000, or 21%, to $3.5 million for First Quarter 2002 compared to $2.9 million for First Quarter 2001. The increase was primarily due to general and administrative expenses associated with the continued expansion in the scope of our national operations.

Interest expense decreased by $641,000, or 9%, to $6.7 million for First Quarter 2002 compared to $7.4 million for First Quarter 2001. The decrease resulted primarily from a decline in variable interest rates on our unsecured line of credit and unsecured term loan.

Depreciation and amortization increased by $1.5 million, or 22%, to $8.2 million for First Quarter 2002 compared to $6.7 million for First Quarter 2001. The increase resulted primarily from depreciation associated with the properties acquired or placed in service after January 1, 2001.

As a result of the foregoing, net income was $9.6 million for First Quarter 2002 compared to $7.3 million for First Quarter 2001.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for First Quarter 2002 decreased by $6.3 million, to $11.2 million compared to $17.5 million for First Quarter 2001. The decrease resulted primarily from decreases in accounts payable resulting from (a) the return of $3.5 million in deposits from certain tenants as security for improvement projects they were undertaking and (b) a decrease in trade accounts payable due to the timing of these disbursements. The decrease was partially offset by increases in operating cash flows from properties acquired or placed in service after January 1, 2001.

Net cash used in investing activities decreased by $11.4 million, to $25.3 million for First Quarter 2002 compared to $36.7 million for First Quarter 2001 primarily due to the fact that we did not acquire any properties during the First Quarter 2002.

Net cash provided by financing activities decreased by $5.5 million, to $16.7 million for First Quarter 2002 compared to $22.2 million for First Quarter 2001. Cash provided by financing activities for First Quarter 2002 consisted primarily of net proceeds from the repayment of a note receivable, issuance of our common and preferred stock, net proceeds from our secured debt and exercise of stock options, partially offset by principal reductions on our secured debt, unsecured line of credit and distributions to stockholders. Cash provided by financing activities for First Quarter 2001 consisted primarily of net proceeds from net proceeds from our unsecured line of credit, secured debt and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders.

Commitments

As of March 31, 2002, we were committed under the terms of certain leases to complete the construction of buildings and related improvements at a remaining aggregate cost of $10.2 million.

As of March 31, 2002, we were also committed to fund approximately $56.1 million for the construction of building infrastructure improvements under the terms of various leases and for certain investments.

As of March 31, 2002, we were committed under the terms of ground leases at five of our properties. The ground leases have remaining lease terms of 14 to 53 years, with aggregate remaining ground lease payments of approximately $15.2 million.

Restricted Cash

Restricted cash as of March 31, 2002 consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $5,431
Security deposit funds based on the terms of certain
     lease agreements                                            1,941
Funds held in escrow to complete the development of an
     office/laboratory facility                                  2,026
                                                              ---------
                                                                $9,398
                                                              =========

Secured Debt

Secured debt as of March 31, 2002 consists of the following (dollars in thousands):

                                            Balance at     Stated
                                            March 31,     Interest
                Collateral                     2002         Rate       Maturity Date
------------------------------------------ ------------ ------------   --------------

Worcester, MA (1)                              $10,674         8.75%   January 2006

Durham, NC (two properties)                     12,147         8.68%   December 2006

Gaithersburg, MA (three properties)              9,880         8.25%   August 2007

Cambridge, MA (2)                               19,066        9.125%   October 2007

Chantilly, VA and Seattle, WA                   35,155         7.22%   May 2008

Worcester, MA and San Diego, CA                 18,638         8.71%   January 2010

Gaithersburg, MD (two properties)               24,458         8.33%   November 2010

San Diego, CA (six properties)                  23,977         7.75%   July 2011

San Diego, CA                                   11,845         7.50%   August 2011

Gaithersburg, MD (three properties)             28,201         7.40%   January 2012

Alameda, CA                                      4,177        7.165%   January 2014

San Diego, CA (two properties)                   7,537         9.00%   December 2014

Seattle, WA (two properties)                    18,664         7.75%   June 2016

San Francisco, CA (two properties) (3)          21,853  LIBOR + 1.70%  June 2003 (4)
                                           ------------
                                              $246,272
                                           ============

  The balance shown includes an unamortized premium of $465,000. The effective rate of the loan is 7.25%.

  The balance shown includes an unamortized premium of $1,565,000. The effective rate of the loan is 7.25%.
  The borrowings shown represent the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.
  The loan may be extended for two additional 15-month periods.

The following is a summary of the scheduled principal payments for our secured debt as of March 31, 2002 (in thousands):

             Year            Amount
    -------------------------------------------

             2002              $3,919
             2003              27,975
             2004               5,901
             2005               5,713
             2006              24,764
          Thereafter          175,970
                           -----------
           Subtotal           244,242
     Unamortized Premium        2,030
                           -----------
                             $246,272
                           ===========

Unsecured line of credit and unsecured term loan

We have an unsecured line of credit that provides for borrowings of up to $325 million and a $50 million unsecured term loan. Borrowings under the line of credit and term loan bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit and term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit and term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The line of credit and term loan expire February 2003 and provide for an extension (provided there is no default) of an additional one-year period upon notice by the company and consent of the participating banks. As of March 31, 2002, borrowings outstanding on the line of credit and term loan carried a weighted average interest rate of 3.61% and 3.41%, respectively.

Aggregate borrowings under the line of credit and term loan are limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the line of credit and the term loan will increase up to the combined maximum of $375 million. Under these provisions, as of March 31, 2002, aggregate borrowings under the line of credit and the term loan were limited to $368 million.

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

The following table summarizes our interest rate swap agreements (dollars in thousands):

                                           Notional      Interest
Transaction Date     Effective Date         Amount       Pay Rate  Termination Date      Fair Value
------------------- ---------------- ------------------ ---------- ----------------- ----------------
April 2000            May 20, 2000    $     50,000        6.995%    January 2, 2003   $       (1,683)

July 2000             May 31, 2001    $     50,000        7.070%     May 31, 2003             (2,289)

January 2001        January 31, 2001  $     50,000        6.350%   December 31, 2002          (1,431)

March 2002          December 31, 2002 $     50,000        5.364%   December 31, 2004            (208)
                                                                                      ----------------
                                                                                      $       (5,611)
                                                                                      ================

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

We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development and redevelopment activities, scheduled debt maturities, expansions and other non-recurring capital improvements, through excess net cash provided by operating activities, long-term secured and unsecured indebtedness, including borrowings under our line of credit and the issuance of additional debt and/or equity securities.

Inflation

Approximately 82.8% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases therein. In addition, approximately 11.2% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 92.3% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable borrowings, including our unsecured line of credit and unsecured term loan.

Funds from Operations

We believe that funds from operations ("FFO") is helpful to investors as an additional measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt, to make capital expenditures and to make distributions. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its April 2002 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for our discretionary use because a portion of FFO is needed for capital replacement or expansion, debt service obligations, or other commitments and uncertainties. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or to cash flows from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents our FFO for the three ended March 31, 2002 and 2001 (in thousands):

                                     For the Three Months End
                                             March 31,
                                     -----------------------
                                        2002        2001
                                     ----------- -----------

Net income                               $9,603      $7,306
Add:
  Depreciation and amortization           8,237       6,734
Subtract:
  Dividends on preferred stock           (1,905)       (916)
                                     ----------- -----------
FFO                                     $15,935     $13,124
                                     =========== ===========

Property and Lease Information

The following table is a summary of our property portfolio as of March 31, 2002 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------

Suburban Washington D.C.                         19   1,613,529     $25,655        97.1% (1)
California - San Diego                           20     841,575      24,049        99.3%
California - San Francisco Bay                    7     412,172      12,438       100.0%
Southeast                                         3     183,473       3,271        95.1% (1)
New Jersey/Suburban Philadelphia                  6     344,390       6,135       100.0%
Eastern Massachusetts                             6     445,474      14,226        99.0%
Washington - Seattle                              3     281,948       9,434       100.0%
                                         ----------- ----------- ----------- -----------
Subtotal                                         64   4,122,561      95,208        98.4%
Redevelopment Properties                         19   1,197,384      13,550        49.7%
                                         ----------- ----------- ----------- -----------
Total                                            83   5,319,945    $108,758        87.4%
                                         =========== =========== =========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of March 31, 2002:

                          Square     Square Footage  Annualized Base
Year of     Number of   Footage of  as a Percentage  Rent of Expiring
  Lease      Expiring    Expiring      of Leased       Leases (per
Expiration    Leases      Leases       Portfolio       square foot)
---------   ---------- ------------ ---------------- ----------------

  2002   (1)       39      354,156              7.6%          $18.31
  2003             26      432,777              9.3%          $19.54
  2004             28      436,294              9.4%          $21.32
  2005             15      312,837              6.7%          $26.43
  2006             29      659,141             14.2%          $23.61
Thereafter         52    2,455,165             52.8%          $31.06

_________

(1) Represents leases expiring between April 1, 2002 and December 31, 2002.

The following table is a summary of our lease activity for the three months ended March 31, 2002 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI's/Lease   Average
                                  Number    Square   Expiring     New      Rate    Commissions    Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------- ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Rent                          35   260,876   $23.65      --        --          --         --
    GAAP Rent                          35   260,876   $23.85      --        --          --         --
Renewed / Released Space
    Cash Rent                           8   105,982   $25.90    $24.02   -7.3% (a)    $1.23      2.5 Years
    GAAP Rent                           8   105,982   $25.15    $24.67   -1.9% (a)    $1.23      2.5 Years
Month-to-Month Leases
    Cash Rent                          14    33,806   $15.96    $15.59     -2.3%        --         --
    GAAP Rent                          14    33,806   $15.55    $15.59     0.3%         --         --
Total Leasing
    Cash Rent                          22   139,788   $23.49    $21.99   -6.4% (b)      --         --
    GAAP Rent                          22   139,788   $22.83    $22.47   -1.6% (b)      --         --
Vacant Space Leased
    Cash Rent                           8    64,772     --      $23.84      --        $21.73    4.1 Years
    GAAP Rent                           8    64,772     --      $24.52      --        $21.73    4.1 Years
All Lease Activity
    Cash Rent                          30   204,560     --      $22.57      --          --         --
    GAAP Rent                          30   204,560     --      $23.12      --          --         --

  Excluding a lease for 8,424 square feet in the San Francisco Bay market, rental rates for renewed or released space were on average approximately 12.3% higher than expiring rates on a Cash Basis and approximately 18.0% higher than expiring rates on a GAAP Basis.

  Excluding a lease for 8,424 square feet in the San Francisco Bay market, rental rates for all lease activity for expired leases were on average approximately 9.1% higher than expiring rates on a Cash Basis and approximately 14.1% higher than expiring rates on a GAAP Basis.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

In general, market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is the result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, March 31, 2002, a 1% increase in interest rates on our line of credit and term loan would decrease annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.2 million. A 1% decrease in interest rates on our line of credit and term loan would increase annual future earnings and cash flows, after considering the effect of our interest rate swap agreements, by approximately $1.2 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their fair value by approximately $18.1 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their fair value by approximately $19.4 million. A 1% increase or decrease in interest rates on our secured note receivable would not have a material impact on its fair value.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2002. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

  (b) Reports on Form 8-K.

  On January 2, 2002, we filed a Current Report on Form 8-K to report the acquisition of certain properties.

  On January 18, 2002, we filed a Current Report on Form 8-K to report the offering and sale of up to 2,300,000 shares of our 9.10% Series B Cumulative Redeemable Preferred Stock.

  On February 27, 2002, we filed a Current Report on Form 8-K to report the sale of 418,970 shares of our common stock.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

(Registrant)

By:	/s/ Joel. S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)