Form 10-Q
period 2002-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2002-08-14
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

    As of August 12, 2002, 18,963,925 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of June 30, 2002 and December 31, 2001	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months and six months ended June 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II. Other Information

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           June 30,    December 31,
                                                             2002          2001
                                                         ------------  ------------
Assets

Rental properties, net                                      $855,287      $796,626
Property under development                                    82,779        65,250
Cash and cash equivalents                                      2,942         2,376
Tenant security deposits and other restricted cash            10,238        11,528
Secured note receivable                                           --         6,000
Tenant receivables                                             1,500         3,123
Deferred rent                                                 22,998        20,593
Other assets                                                  66,010        56,650
                                                         ------------  ------------
       Total assets                                       $1,041,754      $962,146
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $245,121      $245,161
Unsecured line of credit and unsecured term loan             339,000       328,000
Accounts payable, accrued expenses and tenant
   security deposits                                          40,154        48,057
Dividends payable                                             10,306         8,290
                                                         ------------  ------------
       Total liabilities                                     634,581       629,508
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Series B preferred stock                                   57,500            --
   Common stock                                                  169           163
   Additional paid-in capital                                318,101       301,818
   Deferred compensation                                        (236)       (1,782)
   Retained earnings                                              --            --
   Accumulated other comprehensive income                     (6,949)       (6,149)
                                                         ------------  ------------
       Total stockholders' equity                            407,173       332,638
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $1,041,754      $962,146
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------- -----------------------
                                    2002        2001        2002        2001
                                 ----------- ----------- ----------- -----------
Revenues:
  Rental                            $28,840     $23,589     $56,298     $47,161
  Tenant recoveries                   6,823       5,872      13,785      12,207
  Interest and other income             327         938         834       2,026
                                 ----------- ----------- ----------- -----------
                                     35,990      30,399      70,917      61,394
Expenses:
  Rental operations                   7,031       5,910      13,925      12,630
  General and administrative          3,308       2,819       6,781       5,693
  Interest                            6,874       6,883      13,594      14,244
  Depreciation and amortization       8,557       7,463      16,794      14,197
                                 ----------- ----------- ----------- -----------
                                     25,770      23,075      51,094      46,764
                                 ----------- ----------- ----------- -----------
Net income                           10,220       7,324      19,823      14,630

Dividends on preferred stock          2,225         916       4,130       1,832
                                 ----------- ----------- ----------- -----------
Net income available to
  common stockholders                $7,995      $6,408     $15,693     $12,798
                                 =========== =========== =========== ===========
Net income per common share:
      -Basic                          $0.48       $0.40       $0.95       $0.81
                                 =========== =========== =========== ===========
      -Diluted                        $0.47       $0.39       $0.93       $0.80
                                 =========== =========== =========== ===========

Weighted average shares of
 common stock outstanding:
      -Basic                     16,747,201  16,011,654  16,579,163  15,742,870
                                 =========== =========== =========== ===========
      -Diluted                   17,117,830  16,253,036  16,920,762  15,970,586
                                 =========== =========== =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(DOLLARS IN THOUSANDS)

                                                              Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Operating Activities
Net income                                                  $19,823     $14,630
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                16,794      14,197
Amortization of loan fees and costs                           1,489         613
Amortization of premiums on secured notes                      (176)       (167)
Stock compensation expense                                    1,929       1,261
Changes in operating assets and liabilities:
  Tenant security deposits and other restricted cash          1,290     (13,997)
  Tenant receivables                                          1,623        (166)
  Deferred rent                                              (2,405)     (2,900)
  Other assets                                               (6,515)        318
  Accounts payable, accrued expenses and tenant
    security deposits                                        (6,892)      5,527
                                                          ----------  ----------
Net cash provided by operating activities                   $26,960     $19,316
                                                          ----------  ----------
Investing Activities
Purchase of rental properties                               (50,287)    (28,160)
Additions to rental properties                              (22,415)    (23,551)
Additions to property under development                     (17,529)    (31,088)
Additions to investments                                     (8,898)     (9,675)
                                                          ----------  ----------
Net cash used in investing activities                       (99,129)    (92,474)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                           2,913      29,145
Net proceeds from issuance of common stock                   16,077      16,751
Proceeds from exercise of stock options                       3,376       3,032
Net borrowings from unsecured line of credit
  and unsecured term loan                                    11,000      43,000
Principal reductions of secured notes payable                (2,777)     (1,922)
Dividends paid on common stock                              (15,945)    (14,126)
Dividends paid on preferred stock                            (3,038)     (1,832)
                                                          ----------  ----------
Net cash provided by financing activities                    72,735      74,048
                                                          ----------  ----------
Net decrease in cash and cash equivalents                       566         890
Cash and cash equivalents at beginning of period              2,376       2,776
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $2,942      $3,666
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "life science facilities." Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for-profit scientific research institutions, universities and related government agencies. As of June 30, 2002, our portfolio consisted of 85 properties in nine states with approximately 5.5 million rentable square feet.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                               June 30,   December 31,
                                 2002        2001
                              ----------- -----------

Unrealized (loss) gain on
  marketable securities            ($981)       $829
Unrealized loss on interest
  rate swap agreements            (5,968)     (6,978)
                              ----------- -----------
                                 ($6,949)    ($6,149)
                              =========== ===========

The following table provides a reconciliation of comprehensive income (in thousands):

                                  Three Months Ended    Six Months Ended
                                      June 30,              June 30,
                               --------------------- ---------------------
                                  2002       2001       2002       2001
                               ---------- ---------- ---------- ----------

Net income                       $10,220     $7,324    $19,823    $14,630
Unrealized (loss) gain on
  marketable securities             (879)     2,891     (1,810)     3,277
Unrealized (loss) gain on
  interest rate swap agreements     (713)      (424)     1,010     (2,033)
                               ---------- ---------- ---------- ----------
Comprehensive income              $8,628     $9,791    $19,023    $15,874
                               ========== ========== ========== ==========

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

                                 June 30,   December 31
                                   2002        2001
                               -----------  ----------
Cost of available-for-sale     $    3,124   $   3,192
   securities

Gross unrealized gains                361       1,527

Gross unrealized losses            (1,342)       (698)
                               -----------  ----------
Fair value of
 available-for-sale securities $   2,143   $   4,021
                               ===========  ==========

Investments in privately held entities as of June 30, 2002, totaled $33,382,000. These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.

2. Rental Properties

Rental properties consist of the following (in thousands):

                                    June 30,   December 31,
                                      2002        2001
                                   -----------------------

Land                                 $132,922    $121,005
Buildings and improvements            721,525     667,435
Tenant and other improvements          98,971      92,276
                                   ----------- -----------
                                      953,418     880,716
Less accumulated depreciation         (98,131)    (84,090)
                                   ----------- -----------
                                     $855,287    $796,626
                                   =========== ===========

During the six months ended June 30, 2002, we acquired two properties containing approximately 170,000 rentable square feet from unrelated third parties for an aggregate purchase price (including closing and transaction costs) of approximately $50 million.

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

4. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $325 million (as of
June 30, 2002) and a $50 million unsecured term loan. Borrowings under the line of credit and term loan bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit and term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit and term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The line of credit and term loan expire February 2003 and provide for an extension (provided there is no default) of an additional one-year period upon notice by the company and consent of the participating banks. As of June 30, 2002, borrowings outstanding on the line of credit and term loan carried a weighted average interest rate of 3.65% and 3.57%, respectively.

Aggregate borrowings under the line of credit and the term loan are limited to an amount based on the net operating income derived from a pool of unencumbered assets. As of June 30, 2002, the amount calculated under these provisions was $390 million.

In July 2002, we amended our line of credit to expand its size and extend its maturity date. See footnote 7, Subsequent Events.

We utilize interest rate swap agreements to hedge our exposure to variable interest rates associated with our unsecured line of credit. These agreements involve the exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of June 30, 2002 (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date  Fair Value
------------------- --------------- ------------ -------- ---------------- -----------
April 2000           May 20, 2000    $  50,000    6.995%  January 2, 2003  $   (1,318)

July 2000            May 31, 2001    $  50,000    7.070%    May 31, 2003       (2,258)

January 2001        January 31, 2001 $  50,000    6.350%  December 31, 2002    (1,141)

March 2002          December 31, 200 $  50,000    5.364%  December 31, 2004    (1,488)
                                                                             -----------
Total                                                                      $   (6,205)
                                                                             ===========

In July 2002, we entered into two additional interest rate swap agreements. See footnote 7, Subsequent Events.

5. Stockholders' Equity

On June 25, 2002, we declared a cash dividend on our common stock aggregating $8,449,000 ($ 0.50 per share) for the calendar quarter ended June 30, 2002. We paid the dividend on July 15, 2002. On June 25, 2002, we declared a cash dividend on our Series A preferred stock aggregating $916,000
($ 0.59375 per share) for the period from April 15, 2002 through July 14, 2002. We paid the dividend on July 15, 2002. On June 25, 2002, we also declared a cash dividend on our Series B preferred stock aggregating $1,308,000 ($0.56875 per share) for the period April 15, 2002 through July 14, 2002. We paid the dividend on July 15, 2002.

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                      ----------------------- -----------------------
                                         2002        2001        2002        2001
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                            $7,995      $6,408     $15,693     $12,798
                                      ======================= =========== ===========

Weighted average shares of
  common stock outstanding - basic    16,747,201  16,011,654  16,579,163  15,742,870
Add:  dilutive effect of
  stock options and stock grants         370,629     241,382     341,599     227,716
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  17,117,830  16,253,036  16,920,762  15,970,586
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.48       $0.40       $0.95       $0.81
                                      =========== =========== =========== ===========
  - Diluted                                $0.47       $0.39       $0.93       $0.80
                                      =========== =========== =========== ===========

Common dividends declared per share        $0.50       $0.46       $1.00       $0.92
                                      =========== =========== =========== ===========

7. Subsequent Events

In July 2002, we expanded and extended our unsecured line of credit. Our new line of credit amends the $325 million unsecured line of credit that was scheduled to mature in February 2003 and has been used to payoff our $50 million unsecured term loan. The amended line of credit provides for borrowings up to $400 million, and may be increased, subject to certain conditions, to $450 million. The amended line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. Financial covenants for our unsecured line of credit, as amended, are substantially similar to those under the original line.

In July 2002, we entered into two additional interest rate swap agreements as follows (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date
------------------- --------------- ------------ -------- ----------------
July 2002           January 1, 2003  $  25,000    3.855%  June 30, 2005

July 2002           January 1, 2003  $  25,000    3.865%  June 30, 2005

In July 2002, we obtained a loan for $41,750,000, secured by first deeds of trust on four life science facilities located in San Diego, California. The loan bears interest at a rate of 6.95% per annum and is payable in monthly installments based on a 20-year amortization schedule. The loan is due in July 2009. The proceeds from the loan were used to payoff an existing $7.2 million loan that carried interest at the rate of 9% per annum. A prepayment fee of approximately $841,000 was incurred in connection with the payoff of this loan. The remaining proceeds were used to pay down a portion of the outstanding balance on our unsecured line of credit.

In July 2002, we sold 2,000,000 shares of our common stock. The shares were issued at a price of $41.0741 per share, resulting in aggregate proceeds of approximately $81.7 million (after deducting underwriting discounts and other offering costs).

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

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing a combination of office and laboratory space leased principally to tenants in the life science industry. We refer to these properties as "life science facilities".

As of June 30, 2002, our portfolio consisted of 85 properties containing approximately 5.5 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 97% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition and development activities.

Results of Operations

Comparison of Three Months Ended June 30, 2002 ("Second Quarter 2002") to Three Months Ended June 30, 2001 ("Second Quarter 2001")

Rental revenue increased by $5.3 million, or 22%, to $28.8 million for Second Quarter 2002 compared to $23.6 million for Second Quarter 2001. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after April 1, 2001. Rental revenue from the properties operating continuously before April 1, 2001 (the "Second Quarter Same Properties") increased by $873,000, or 4.4%, primarily due to increases in rental rates.

Tenant recoveries increased by $951,000, or 16%, to $6.8 million for Second Quarter 2002 compared to $5.9 million for Second Quarter 2001. The increase resulted primarily from tenant recoveries from the properties acquired, placed in service or redeveloped after April 1, 2001. Tenant recoveries for the Second Quarter Same Properties increased by $226,000, or 4.6%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $611,000, or 65%, to $327,000 for Second Quarter 2002 compared to $938,000 for Second Quarter 2001 resulting primarily from a decrease in service fee income and investment income.

Rental operating expenses increased by $1.1 million, or 19%, to $7.0 million for Second Quarter 2001 compared to $5.9 million for Second Quarter 2001. The increase resulted partially from rental operating expenses from the properties acquired, placed in service or redeveloped after April 1, 2001. Operating expenses for the Second Quarter Same Properties increased by $376,000, or 7.8%, primarily due to increases in property insurance and utilities, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Second Quarter Same Properties (dollars in thousands):

                                  For the Three Months
                                     Ended June 30,
                               -----------------------
                                  2002        2001      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $25,809     $24,721       4.4%
Rental operating expenses           5,188       4,812       7.8%
                               ----------- ----------- ---------
Net operating income              $20,621     $19,909       3.6%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $25,201     $23,831       5.7%
Rental operating expenses           5,188       4,812       7.8%
                               ----------- ----------- ---------
Net operating income              $20,013     $19,019       5.2%
                               =========== =========== =========

_________
  Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $489,000, or 17%, to $3.3 million for Second Quarter 2002 compared to $2.8 million for Second Quarter 2001. The increase was primarily due to general and administrative expenses associated with the continued expansion in the scope of our national operations.

Interest expense decreased by $9,000, or 0.1%, to $6.9 million for Second Quarter 2002 compared to $6.9 million for Second Quarter 2001. The decrease resulted from (a) a reduction in variable interest rates on our unsecured line of credit and (b) lower interest payments on a secured loan due to the $8 million prepayment of its principal balance in December 2001. This was partially offset by (a) indebtedness incurred to purchase two rental properties in April 2002 and (b) indebtedness incurred to finance the development and redevelopment of properties which have now been completed.

Depreciation and amortization increased by $1.1 million, or 15%, to $8.6 million for Second Quarter 2002 compared to $7.5 million for Second Quarter 2001. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after April 1, 2000.

As a result of the foregoing, net income was $10.2 million for Second Quarter 2002 compared to $7.3 million for Second Quarter 2001.

Comparison of Six Months Ended June 30, 2002 ("Six Months 2002") to Six Months Ended June 30, 2001 ("Six Months 2001")

Rental revenue increased by approximately $9.1 million, or 19%, to $56.3 million for Six Months 2002 compared to $47.2 million for Six Months 2001. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2001. Rental revenue from the Properties acquired or placed in service before January 1, 2001 (the "Six Months Same Properties") increased by $1.7 million, or 4.3%, primarily due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $1.6 million, or 13%, to $13.8 million for Six Months 2002 compared to $12.2 million for Six Months 2001. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2001. Tenant recoveries from the Six Months Same Properties increased by $423,000, or 4.2%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $1.2 million, or 59%, to $834,000 for Six Months 2002 compared to $2.0 million for Six Months 2001, primarily resulting from a decrease in service fee income and investment income.

Rental operating expenses increased by approximately $1.3 million, or 10%, to $13.9 million for Six Months 2002 compared to $12.6 million for Six Months 2001. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2001. Operating expenses for the Six Months Same Properties increased by $412,000, or 4.2%, primarily due to increases in property insurance, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Six Months Same Properties (dollars in thousands):

                                  For the Six Months
                                     Ended June 30,
                               -----------------------
                                  2002        2001      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $51,190     $49,119       4.2%
Rental operating expenses          10,333       9,921       4.2%
                               ----------- ----------- ---------
Net operating income              $40,857     $39,198       4.2%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $50,061     $47,134       6.2%
Rental operating expenses          10,333       9,921       4.2%
                               ----------- ----------- ---------
Net operating income              $39,728     $37,213       6.8%
                               =========== =========== =========

_________
  Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by approximately $1.1 million, or 19%, to $6.8 million for Six Months 2002 compared to $5.7 million for Six Months 2001. The increase was primarily due to the continued expansion in the scope of our national operations.

Interest expense decreased by approximately $650,000, or 5%, to $13.6 million for Six Months 2002 compared to $14.2 million for Six Months 2001. The decrease resulted from (a) a reduction in variable interest rates on our unsecured line of credit and (b) lower interest payments on a secured loan due to the $8 million prepayment of its principal balance in December 2001. This is partially offset by (a) indebtedness incurred to purchase two rental properties in April 2002 and (b) indebtedness incurred to finance the development and redevelopment of properties which have now been completed.

Depreciation and amortization increased by approximately $2.6 million, or 18%, to $16.8 million for Six Months 2002 compared to $14.2 million for Six Months 2001. The increase resulted primarily from depreciation associated with properties acquired, placed in service or redeveloped after January 1, 2001.

As a result of the foregoing, net income was $19.8 million for Six Months 2002 compared to $14.6 million for Six Months 2001.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Six Months 2002 increased by $7.6 million, to $27.0 million compared to $19.3 million for Six Months 2001. The increase resulted primarily from increases in operating cash flows from properties acquired, placed in service or redeveloped after January 1, 2001 and by the decrease in restricted cash held in escrow to complete the development of an office/laboratory facility. The increase was partially offset by the decrease in accounts payable, accrued expenses and tenant security deposits resulting from (a) the increase of accrued expenses and (b) the increase of prepaid rent.

Net cash used in investing activities increased by $6.7 million, to $99.1 million for Six Months 2002 compared to $92.5 million for Six Months 2001 primarily due to a higher level of acquisition, development and redevelopment activity during Six Months 2002 compared to Six Months 2001.

Net cash provided by financing activities decreased by $1.3 million, to $72.7 million for Six Months 2002 compared to $74.0 million for Six Months 2001. Cash provided by financing activities for Six Months 2002 and Six Months 2001 consisted primarily of net proceeds from our unsecured line of credit, secured debt and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders.

Commitments

As of June 30, 2002, we were committed under the terms of construction contracts or certain leases to complete the development or redevelopment of buildings and related improvements at a remaining aggregate cost of $2.5 million.

As of June 30, 2002, we were also committed to fund approximately $40.2 million for the construction of building infrastructure improvements under the terms of various leases and for certain investments.

As of June 30, 2002, we were committed under the terms of ground leases at five of our properties. The ground leases have remaining lease terms of 14 to 53 years, with aggregate remaining ground lease payments of approximately $15.1 million.

Restricted cash

Restricted cash as of June 30, 2002 consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $6,254
Security deposit funds based on the terms of certain
     lease agreements                                            1,951
Funds held in escrow to complete the development of an
     office/laboratory facility                                  2,033
                                                              ---------
                                                               $10,238
                                                              =========

Secured debt

Secured debt as of June 30, 2002 consists of the following (dollars in thousands):

                                      Balance at    Stated
                                       June 30,    Interest
   Location of Collateral                2002        Rate      Maturity Date
------------------------------------ ------------ -----------  --------------

   Worcester, MA (1)                     $10,547        8.75%  January 2006

   Durham, NC  (two properties)           12,111        8.68%  December 2006

   Gaithersburg, MD (three properties      9,857        8.25%  August 2007

   Cambridge, MA (2)                      18,971       9.125%  October 2007

   Chantilly, VA and Seattle, WA          35,059        7.22%  May 2008

   Worcester, MA and San Diego, CA        18,608        8.71%  January 2010

   Gaithersburg, MD (two properties)      24,411        8.33%  November 2010

   San Diego, CA (six  properties)        23,934        7.75%  July 2011

   San Diego, CA                          11,777        7.50%  August 2011

   Gaithersburg, MD (three properties     28,148        7.40%  January 2012

   Alameda, CA                             4,177       7.165%  January 2014

   San Diego, CA (two properties)          7,185        9.00%  December 2014

   Seattle, WA (two properties)           18,483        7.75%  June 2016

   San Francisco, CA (two properties      21,853  LIBOR + 1.70%June 2003 (4)
                                     ------------
                                        $245,121
                                     ============

_________
  The balance shown includes an unamortized premium of $435,000. The effective rate of the loan is 7.25%.
  The balance shown includes an unamortized premium of $1,503,000. The effective rate of the loan is 7.25%.
  The borrowings shown represent the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.
  The loan may be extended for two additional 15-month periods.

The following is a summary of the scheduled principal payments for our secured debt as of June 30, 2002 (in thousands):

             Year            Amount
    -------------------------------------------

             2002              $2,860
             2003              27,975
             2004               5,901
             2005               5,713
             2006              24,764
          Thereafter          175,970
                           -----------
           Subtotal           243,183
     Unamortized Premium        1,938
                           -----------
                             $245,121
                           ===========

Unsecured line of credit and unsecured term loan

An unsecured line of credit that provides for borrowings of up to $325 million (as of
June 30, 2002) and a $50 million unsecured term loan. Borrowings under the line of credit and term loan bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR based advance, we must elect to fix the rate for a period of one, two, three or six months.

The line of credit and term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit and term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The line of credit and term loan expire February 2003 and provide for an extension (provided there is no default) of an additional one-year period upon notice by the company and consent of the participating banks. As of June 30, 2002, borrowings outstanding on the line of credit and term loan carried a weighted average interest rate of 3.65% and 3.57%, respectively.

Aggregate borrowings under the line of credit and term loan are limited to an amount based on the net operating income derived from a pool of unencumbered properties. As of June 30, 2002, the amount calculated under these provisions was $390 million.

In July 2002, we expanded and extended our unsecured line of credit. Our new line of credit amends the $325 million unsecured line of credit that was scheduled to mature in February 2003 and has been used to payoff our $50 million unsecured term loan. The amended line of credit provides for borrowings up to $400 million, and may be increased, subject to certain conditions, to $450 million. The amended line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. Financial covenants for our unsecured line of credit, as amended, are substantially similar to those under the original line.

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

The following table summarizes our interest rate swap agreements (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date  Fair Value
------------------- --------------- ------------ -------- ---------------- -----------
April 2000           May 20, 2000    $  50,000    6.995%  January 2, 2003  $   (1,318)

July 2000            May 31, 2001    $  50,000    7.070%    May 31, 2003       (2,258)

January 2001        January 31, 2001 $  50,000    6.350%  December 31, 2002    (1,141)

March 2002          December 31, 200 $  50,000    5.364%  December 31, 2004    (1,488)
                                                                             -----------
Total                                                                      $   (6,205)
                                                                             ===========

In July 2002, we entered into two additional interest rate swap agreements as follows (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date
------------------- --------------- ------------ -------- ----------------
July 2002           January 1, 2003  $  25,000    3.855%  June 30, 2005

July 2002           January 1, 2003  $  25,000    3.865%  June 30, 2005

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

We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development and redevelopment activities, scheduled debt maturities, expansions and other non- recurring capital improvements, through excess net cash provided by operating activities, long-term secured and unsecured indebtedness, including borrowings under our line of credit and the issuance of additional debt and/or equity securities.

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred for the six months ended June 30, 2002:
Property-related capital expenditures (1)	$ 1,310,000
Leasing costs (2)	$ 958,000
Property renovation and redevelopment costs	$ 23,029,000
Property development costs	$ 17,530,000
Purchases of rental properties	$ 50,287,000

_______

  Property-related capital expenditures include all capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures or costs related to the renovation or redevelopment of a property. Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants. Approximately 87% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.
  Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space. Leasing costs exclude tenant improvements that are revenue-enhancing.

Inflation

Approximately 83% of our leases (on a square footage basis) are triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases therein. In addition, approximately 11% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 93% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents our FFO for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                     For the Three Months End
                                             June 30,
                                     -----------------------
                                        2002        2001
                                     ----------- -----------

Net income                              $10,220      $7,324
Add:
  Depreciation and amortization           8,557       7,463
Subtract:
  Dividends on preferred stock           (2,225)       (916)
                                     ----------- -----------
FFO                                     $16,552     $13,871
                                     =========== ===========

                                     For the Six Months Ended
                                             June 30,
                                     -----------------------
                                        2002        2001
                                     ----------- -----------

Net income                              $19,823     $14,630
Add:
  Depreciation and amortization          16,794      14,197
Subtract:
  Dividends on preferred stock           (4,130)     (1,832)
                                     ----------- -----------
FFO                                     $32,487     $26,995
                                     =========== ===========

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2002 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------
Market:
Suburban Washington D.C.                         20   1,666,945     $27,002        98.0%
California - San Diego                           21     863,741      24,386        98.8%
California - San Francisco Bay                    9     582,416      18,522       100.0%
Southeast                                         4     220,553       3,572        89.2% (1)
New Jersey/Suburban Philadelphia                  6     344,390       6,135       100.0%
Eastern Massachusetts                             7     537,897      15,157        84.9%
Washington - Seattle                              3     281,948       9,514       100.0%
                                         ----------- ----------- ----------- -----------
Subtotal                                         70   4,497,890     104,288        96.7%
Redevelopment properties                         15     989,006       9,752        42.6%
                                         ----------- ----------- ----------- -----------
Total                                            85   5,486,896    $114,040        86.9%
                                         =========== =========== =========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2002:

                         Square   Percentage of  Annualized Base
Year of     Number of  Footage of   Aggregate    Rent of Expiring
  Lease      Expiring   Expiring  Portfolio Lease  Leases (per
Expiration    Leases     Leases   Square Footage   square foot)
---------   ---------- ---------- -------------- ----------------

  2002   (1)       29    202,508            4.2%          $16.89
  2003             26    391,925            8.2%          $20.02
  2004             30    497,277           10.4%          $20.09
  2005             17    319,070            6.7%          $26.37
  2006             31    733,824           15.4%          $23.70
Thereafter         56  2,624,893           55.1%          $25.52

_________

  Represents leases expiring between July 1, 2002 and December 31, 2002.

The following table is a summary of our lease activity for the three months ended June 30, 2002 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions   Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------   ----------- ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Basis                         29   324,674   $19.27      --        --          --         --
    GAAP Basis                         29   324,674   $19.07      --        --          --         --
Renewed / Released Space
    Cash Basis                         10   198,718   $19.45    $21.58    11.0%        $2.39     3.3 years
    GAAP Basis                         10   198,718   $19.39    $22.64    16.8%        $2.39     3.3 years
Month-to-Month Leases
    Cash Basis                         11    38,201   $14.60    $14.93     2.3%         --         --
    GAAP Basis                         11    38,201   $14.48    $14.93     3.1%         --         --
Total Leasing
    Cash Basis                         21   236,919   $18.67    $20.51     9.9%         --         --
    GAAP Basis                         21   236,919   $18.59    $21.40    15.1%         --         --
Vacant Space Leased
    Cash Basis                          5    32,608     --      $22.29      --         $2.53    5.3 Years
    GAAP Basis                          5    32,608     --      $23.28      --         $2.53    5.3 Years
All Lease Activity
    Cash Basis                         26   269,527     --      $20.73      --          --         --
    GAAP Basis                         26   269,527     --      $21.63      --          --         --

The following table is a summary of our lease activity for the six months ended June 30, 2002 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions   Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------   ----------- ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Basis                         47   535,450   $21.90      --        --          --         --
    GAAP Basis                         47   535,450   $22.00      --        --          --         --
Renewed / Released Space
    Cash Basis                         16   285,583   $22.47    $23.02     2.4%  (a)   $2.12     3.2 Years
    GAAP Basis                         16   285,583   $22.16    $24.00     8.3%  (a)   $2.12     3.2 Years
Month-to-Month Leases
    Cash Basis                         10    37,516   $14.47    $14.81     2.3%         --         --
    GAAP Basis                         10    37,516   $14.35    $14.81     3.2%         --         --
Total Leasing
    Cash Basis                         26   323,099   $21.55    $22.07     2.4%  (b)    --         --
    GAAP Basis                         26   323,099   $21.26    $22.93     7.9%  (b)    --         --
Vacant Space Leased
    Cash Basis                         13    97,380     --      $23.32      --         $3.66    4.5 Years
    GAAP Basis                         13    97,380     --      $24.10      --         $3.66    4.5 Years
All Lease Activity
    Cash Basis                         39   420,479     --      $22.36      --          --         --
    GAAP Basis                         39   420,479     --      $23.21      --          --         --

  Excluding a lease for 8,424 square feet in the San Francisco Bay market, rental rates for renewed or released space were on average approximately 10.6% higher than expiring rates on a Cash Basis and approximately 16.5% higher than expiring rates on a GAAP Basis.

  Excluding a lease for 8,424 square feet in the San Francisco Bay market, rental rates for all lease activity for expired leases were on average approximately 9.9% higher than expiring rates on a Cash Basis and approximately 15.3% higher than expiring rates on a GAAP basis.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, June 30, 2002, we estimate that a 1% increase in interest rates on our line of credit and term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows, by approximately $1.9 million. We further estimate that a 1% decrease in interest rates on our line of credit and term loan, after considering the effect of our interest rate swap agreements in effect on June 30, 2002, would increase annual future earnings and cash flows by approximately $1.9 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $13.5 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $14.4 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2002. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In addition, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2002, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualify. The following directors were elected to pursuant to the votes indicated:
Director	"For"	"Withheld"
Jerry M. Sudarsky	13,913,005	727,336
Joel S. Marcus	10,425,867	4,214,474
James H. Richardson	10,425,867	4,214,474
Richard B. Jennings	14,001,331	639,010
David M. Petrone	14,001,331	639,010
Anthony M. Solomon	14,001,331	639,010
Alan G. Walton	14,001,331	639,010

We have no other directors.

In addition, the stockholders voted to ratify the selection of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2002. A total of 13,977,204 shares voted "for" the ratification, 169,751 voted "against" and 493,386 shares abstained.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Third Amended and Restated Revolving Loan Agreement

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b) Reports on Form 8-K.

On July 22, 2002, we filed a Current Report on Form 8-K, dated July 18, 2002, with respect to the sale of 2,000,000 shares of our common stock to institutional investors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus

Joel S. Marcus

Chief Executive Officer

(Principal Executive Officer)

/s/ Peter J. Nelson

Peter J. Nelson

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

The following statement is provided by the undersigned to accompany the foregoing Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-Q complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Alexandria Real Estate Equities, Inc.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus

Joel S. Marcus

Chief Executive Officer

(Principal Executive Officer)

/s/ Peter J. Nelson

Peter J. Nelson

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)