Form 10-Q
period 2002-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2002-11-14
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

    As of November 12, 2002, 18,972,507 shares of common stock, par value $.01 per share, were outstanding.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of September 30, 2002 and December 31, 2001	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months and nine months ended September 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the nine months ended September 30, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	31

Signatures	32

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                         September 30,  December 31,
                                                             2002          2001
                                                         ------------  ------------
Assets

Rental properties, net                                      $911,971      $796,626
Property under development                                    54,598        65,250
Cash and cash equivalents                                      3,593         2,376
Tenant security deposits and other restricted cash            11,044        11,528
Secured note receivable                                          --          6,000
Tenant receivables                                             1,517         3,123
Deferred rent                                                 24,213        20,593
Other assets                                                  72,389        56,650
                                                         ------------  ------------
       Total assets                                       $1,079,325      $962,146
                                                         ============  ============
Liabilities and stockholders' equity
Secured notes payable                                       $277,976      $245,161
Unsecured line of credit and unsecured term loan             264,000       328,000
Accounts payable, accrued expenses and tenant
   security deposits                                          39,384        48,057
Dividends payable                                             11,346         8,290
                                                         ------------  ------------
       Total liabilities                                     592,706       629,508
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Series B preferred stock                                   57,500           --
   Common stock                                                  190           163
   Additional paid-in capital                                402,041       301,818
   Deferred compensation                                      (2,450)       (1,782)
   Retained earnings                                             --            --
   Accumulated other comprehensive income                     (9,250)       (6,149)
                                                         ------------  ------------
       Total stockholders' equity                            486,619       332,638
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $1,079,325      $962,146
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                          ----------------------- -----------------------
                                              2002        2001        2002        2001
                                          ----------- ----------- ----------- -----------
Revenues:
  Rental                                     $29,641     $25,505     $85,939     $72,666
  Tenant recoveries                            8,102       6,607      21,887      18,814
  Interest and other income                      321         618       1,155       2,644
                                          ----------- ----------- ----------- -----------
                                              38,064      32,730     108,981      94,124
Expenses:
  Rental operations                            8,440       6,925      22,365      19,555
  General and administrative                   3,203       2,885       9,984       8,578
  Interest                                     6,082       7,278      19,676      21,522
  Depreciation and amortization                8,582       8,191      25,376      22,388
                                          ----------- ----------- ----------- -----------
                                              26,307      25,279      77,401      72,043
                                          ----------- ----------- ----------- -----------
Net income before extraordinary item          11,757       7,451      31,580      22,081
                                          ----------- ----------- ----------- -----------
Extraordinary item:
  Loss on early extinguishment of debt         1,002         --        1,002         --
                                          ----------- ----------- ----------- -----------

Net income                                    10,755       7,451      30,578      22,081
                                          ----------- ----------- ----------- -----------
Dividends on preferred stock                   2,225         916       6,354       2,748
                                          ----------- ----------- ----------- -----------
Net income available to
  common stockholders                         $8,530      $6,535     $24,224     $19,333
                                          =========== =========== =========== ===========
Basic income per common share:
      -Before extraordinary item               $0.52       $0.41       $1.47       $1.22
                                          =========== =========== =========== ===========
      -Extraordinary item                      $0.05         --        $0.06         --
                                          =========== =========== =========== ===========
      -Net income available to
       common stockholders                     $0.47       $0.41       $1.41       $1.22
                                          =========== =========== =========== ===========
Diluted income per common share:
      -Before extraordinary item               $0.51       $0.40       $1.44       $1.20
                                          =========== =========== =========== ===========
      -Extraordinary item                      $0.05         --        $0.06         --
                                          =========== =========== =========== ===========
      -Net income available to
       common stockholders                     $0.46       $0.40       $1.39       $1.20
                                          =========== =========== =========== ===========

Weighted average shares of
 common stock outstanding:
      -Basic                              18,329,443  16,135,399  17,169,003  15,875,151
                                          =========== =========== =========== ===========
      -Diluted                            18,556,300  16,413,591  17,463,727  16,118,022
                                          =========== =========== =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                               2002        2001
                                                          ----------  ----------
Operating Activities
Net income                                                  $30,578     $22,081
Adjustments to reconcile net income to net cash
  provided by operating activities:
Extraordinary loss on early extinguishment of debt            1,002         --
Depreciation and amortization                                25,376      22,388
Amortization of loan fees and costs                           1,957         924
Amortization of premiums on secured notes                      (270)       (257)
Stock compensation expense                                    2,736       1,897
Changes in operating assets and liabilities:
  Tenant security deposits and other restricted cash            484      (8,726)
  Tenant receivables                                          1,606         (94)
  Deferred rent                                              (3,620)     (4,215)
  Other assets                                              (11,678)     (9,101)
  Accounts payable, accrued expenses and tenant
    security deposits                                        (9,575)      8,022
                                                          ----------  ----------
Net cash provided by operating activities                   $38,596     $32,919
                                                          ----------  ----------
Investing Activities
Purchase of rental properties                               (50,325)    (55,746)
Additions to rental properties                              (41,166)    (49,324)
Additions to property under development                     (34,691)    (38,446)
Additions to investments                                    (12,031)     (6,902)
                                                          ----------  ----------
Net cash used in investing activities                      (138,213)   (150,418)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          44,663      47,937
Net proceeds from issuance of preferred stock                55,129         --
Net proceeds from issuance of common stock                   97,601      16,751
Proceeds from exercise of stock options                       3,551       3,344
(Principal reductions to) net borrowings from unsecured
  line of credit and unsecured term loan                    (64,000)     77,000
Principal reductions of secured notes payable               (12,419)     (3,239)
Proceeds from repayment of note receivable                    6,000         --
Dividends paid on common stock                              (24,427)    (21,603)
Dividends paid on preferred stock                            (5,264)     (2,747)
                                                          ----------  ----------
Net cash provided by financing activities                   100,834     117,443
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents          1,217         (56)
Cash and cash equivalents at beginning of period              2,376       2,776
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $3,593      $2,720
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective development and redevelopment of properties containing a combination of office and laboratory space. We refer to these properties as "life science facilities." Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for-profit scientific research institutions, universities and related government agencies. As of September 30, 2002, our portfolio consisted of 87 properties in nine states with approximately 5.6 million rentable square feet.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                September 30, December 31,
                                    2002          2001
                                ------------- -------------

Unrealized (loss) gain on
  marketable securities              ($1,369)         $829
Unrealized loss on interest
  rate swap agreements                (7,881)       (6,978)
                                ------------- -------------
                                     ($9,250)      ($6,149)
                                ============= =============

The following table provides a reconciliation of comprehensive income (in thousands):

                                  Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                               --------------------- ---------------------
                                  2002       2001       2002       2001
                               ---------- ---------- ---------- ----------

Net income                       $10,755     $7,451    $30,578    $22,081
Unrealized loss on
  marketable securities             (388)    (4,660)    (2,198)    (1,383)
Unrealized loss on
  interest rate swap agreements   (1,913)    (2,336)      (903)    (4,369)
                               ---------- ---------- ---------- ----------
Comprehensive income              $8,454       $455    $27,477    $16,329
                               ========== ========== ========== ==========

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), are recorded at fair value and included in other assets in the accompanying balance sheets. Fair value has been determined by the closing trading price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity. The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined using the specific identification method, with realized gains and losses included in interest and other income. The following table summarizes our available-for-sale securities (in thousands):

                                  September 30, December 31,
                                      2002          2001
                                  ------------  ------------
Cost of available-for-sale       $      3,124  $      3,192
   securities

Gross unrealized gains                    174         1,527

Gross unrealized losses                (1,543)         (698)
                                  ------------ -------------
Fair value of
   available-for-sale securities $      1,755  $      4,021
                                  ============  ============

Investments in privately held entities are included in other assets and totaled $36,516,000 as of September 30, 2002. Under the provisions of Accounting Principles Board Opinion No. 18, these investments are accounted for under the cost method as we do not significantly influence the investees' operating or financial policies. Write-downs to estimated fair value are recognized when there are indicators of a decrease in value of an investment which is other than temporary. In that situation, we would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the investment.

2. Rental Properties and Property Under Development

Rental properties consist of the following (in thousands):

                                   September 30,  December 31,
                                       2002          2001
                                   ------------- -------------

Land                                   $145,487      $121,005
Buildings and improvements              767,750       667,435
Tenant and other improvements           104,313        92,276
                                   ------------- -------------
                                      1,017,550       880,716
Less accumulated depreciation          (105,579)      (84,090)
                                   ------------- -------------
                                       $911,971      $796,626
                                   ============= =============

In September 2002, we completed the development of two office/laboratory properties comprising an aggregate of 99,500 square feet in the Eastern Massachusetts market.

In July 2002, we acquired a 3.0 acre land development parcel in the San Francisco Bay market for $8 million in cash. In August 2002, we acquired a second land parcel in the San Francisco Bay market containing approximately 6.1 acres for $3.2 million in cash. This second parcel is subject to a ground lease for 80 years (including extension options). These land parcels are suitable for developing an aggregate of approximately 228,000 square feet of office/laboratory space.

3. Secured Note Receivable

In connection with the acquisition of a life science facility in San Diego, California, in March 1998, we made a $6,000,000 loan to the sole tenant of the property, fully secured by a first deed of trust on certain improvements at the property. The loan carried interest at a rate of 11% per year and was repaid in March 2002.

4. Secured Notes Payable and Extraordinary Item

In July 2002, the Company completed a 6.95% secured debt financing for $41.75 million. A portion of the proceeds was used to pay off an existing loan of $7.2 million with an interest rate of 9% per annum ($8 million of the loan had been paid down in December 2001). In connection with extinguishment of this debt, we incurred $1,002,000 in prepayment penalties and costs. This loss has been reflected as an extraordinary item in compliance with Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt". In accordance with Statement of Financial Accounting Standards No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections", which was issued April 2002 and is effective for calendar years beginning in 2003, this loss will be reclassified to continuing operations in 2003.

5. Unsecured Line of Credit and Unsecured Term Loan

In July 2002, we expanded and extended our unsecured line of credit. Our new line of credit amends the $325 million unsecured line of credit that was scheduled to mature in February 2003 and has been used to pay off our $50 million unsecured term loan. The maximum permitted amount of borrowings under the amended line of credit, which originally provided for borrowings of up to $400 million, was subsequently increased to $425 million in October 2002. See footnote 8, Subsequent Events. The amended line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one- year period. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of September 30, 2002, borrowings outstanding on the line of credit carried a weighted average interest rate of 3.31%.

Aggregate borrowings under the line of credit are limited to an amount based on the net operating income derived from a pool of unencumbered assets. As of September 30, 2002, the amount calculated under these provisions was $427 million.

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

The following table summarizes our interest rate swap agreements as of September 30, 2002 (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date  Fair Value
------------------ -----------------  ---------- -------- ----------------  ----------
April 2000         May 30, 2000      $   50,000    6.995% January 2, 2003  $     (687)

July 2000          May 31, 2001      $   50,000    7.070%   May 31, 2003       (1,836)

January 2001       January 31, 2001  $   50,000    6.350% December 31, 2002      (589)

March 2002         December 31, 2002 $   50,000    5.364% December 31, 2004    (3,137)

July 2002          January 1, 2003   $   25,000    3.855%  June 30, 2005         (872)

July 2002          January 1, 2003   $   25,000    3.865%  June 30, 2005         (879)

                                                                            ----------
Total                                                                      $   (8,000)
                                                                            ==========

6. Stockholders' Equity

In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million (after deducting underwriters' discounts and other offering costs). The dividends on our Series B preferred stock are cumulative and accrue from the date of original issuance. We pay dividends in arrears at an annual rate of $2.275 per share. Our Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to January 22, 2007, except in order to preserve our status as a REIT. Investors in our Series B preferred stock generally have no voting rights. On or after January 22, 2007, we may, at our option, redeem our Series B preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

In February 2002, we sold 418,970 shares of our common stock. The shares were issued at a price of $39.46 per share, resulting in aggregate proceeds of approximately $16.2 million (after deducting underwriting discounts and other offering costs).

In July 2002, we sold 2,000,000 shares of our common stock. The shares were issued at a price of $41.07 per share, resulting in aggregrate proceeds of approximately $81.7 million (after deducting underwriting discounts and other offering costs).

In September 2002, we declared a cash dividend on our common stock aggregating $9,485,000
($ 0.50 per share) for the calendar quarter ended September 30, 2002. We paid the dividend on October 15, 2002. In September 2002, we declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from July 15, 2002 through October 15, 2002. We paid the dividend on October 15, 2002. In September 2002, we also declared a cash dividend on our Series B preferred stock aggregating $1,308,000 ($0.56875 per share) for the period July 15, 2002 through October 15, 2002. We paid the dividend on October 15, 2002.

7. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                      ----------------------- -----------------------
                                          2002        2001        2002        2001
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                            $8,530      $6,535     $24,224     $19,333
                                      ======================= =========== ===========

Weighted average shares of
  common stock outstanding - basic    18,329,443  16,135,399  17,169,003  15,875,151
Add:  dilutive effect of
  stock options and stock grants         226,857     278,192     294,724     242,871
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  18,556,300  16,413,591  17,463,727  16,118,022
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.47       $0.41       $1.41       $1.22
                                      =========== =========== =========== ===========
  - Diluted                                $0.46       $0.40       $1.39       $1.20
                                      =========== =========== =========== ===========

Common dividends declared per share        $0.50       $0.46       $1.50       $1.38
                                      =========== =========== =========== ===========

8. Subsequent Events

In October 2002, we acquired two office/laboratory properties in Seattle, Washington for approximately $52 million in cash. The properties contain an aggregate of approximately 158,000 square feet of space and are leased to a single life science tenant.

In October 2002, we acquired an 11.0 acre land parcel in San Diego, California for $9.1 million in cash. This parcel is suitable for developing approximately 191,000 square feet of office/laboratory space.

In October 2002, we increased the amount available for borrowing on our unsecured line of credit from $400 million to $425 million.

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

As of September 30, 2002, our portfolio consisted of 87 properties containing approximately 5.6 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 95% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition and development activities.

Results of Operations

Comparison of Three Months Ended September 30, 2002 ("Third Quarter 2002") to Three Months Ended September 30, 2001 ("Third Quarter 2001")

Rental revenue increased by $4.1 million, or 16%, to $29.6 million for Third Quarter 2002 compared to $25.5 million for Third Quarter 2001. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after July 1, 2001. Rental revenue from the properties operating continuously before July 1, 2001 (the "Third Quarter Same Properties") increased by $880,000, or 4%, primarily due to increases in rental rates and occupancy.

Tenant recoveries increased by $1.5 million, or 23%, to $8.1 million for Third Quarter 2002 compared to $6.6 million for Third Quarter 2001. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after July 1, 2001. Tenant recoveries for the Third Quarter Same Properties increased by $597,000, or 11%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $297,000, or 48%, to $321,000 for Third Quarter 2002 compared to $618,000 for Third Quarter 2001. The decrease resulted primarily from a decrease in interest income from the secured note receivable that was paid off by the borrower in March 2002.

Rental operating expenses increased by $1.5 million, or 22%, to $8.4 million for Third Quarter 2002 compared to $6.9 million for Third Quarter 2001. The increase resulted partially from rental operating expenses from properties acquired, placed in service or redeveloped after July 1, 2001. Operating expenses for the Third Quarter Same Properties increased by $780,000, or 15%, primarily due to increases in property insurance and property taxes, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Third Quarter Same Properties (dollars in thousands):

                                For the Three Months
                                 Ended September 30,
                               -----------------------
                                  2002        2001      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $27,847     $26,365       5.6%
Rental operating expenses           5,999       5,219      14.9%
                               ----------- ----------- ---------
Net operating income              $21,848     $21,146       3.3%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $27,419     $25,387       8.0%
Rental operating expenses           5,999       5,219      14.9%
                               ----------- ----------- ---------
Net operating income              $21,420     $20,168       6.2%
                               =========== =========== =========

_________
  Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by $318,000, or 11%, to $3.2 million for Third Quarter 2002 compared to $2.9 million for Third Quarter 2001. The increase was primarily due to general and administrative expenses associated with the continued expansion in the scope of our national operations.

Interest expense decreased by $1.2 million, or 16%, to $6.1 million for Third Quarter 2002 compared to $7.3 million for Third Quarter 2001. The decrease resulted from a reduction in variable interest rates on our unsecured line of credit.

Depreciation and amortization increased by $391,000, or 5%, to $8.6 million for Third Quarter 2002 compared to $8.2 million for Third Quarter 2001. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after July 1, 2001.

Extraordinary loss on early extinguishment of debt for Third Quarter 2002 of $1 million was incurred as the result of the early retirement of a $7.2 million secured loan. The extraordinary loss is related to prepayment penalities and the write-off of loan costs.

As a result of the foregoing, net income before extraordinary item was $11.8 million for Third Quarter 2002 compared to $7.5 million for Third Quarter 2001.

Comparison of Nine Months Ended September 30, 2002 ("Nine Months 2002") to Nine Months Ended September 30, 2001 ("Nine Months 2001")

Rental revenue increased by approximately $13.3 million, or 18%, to $85.9 million for Nine Months 2002 compared to $72.7 million for Nine Months 2001. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2001. Rental revenue from properties acquired or placed in service before January 1, 2001 (the "Nine Months Same Properties") increased by $2.2 million, or 4%, primarily due to increases in rental rates and occupancy.

Tenant recoveries increased by approximately $3.1 million, or 16%, to $21.9 million for Nine Months 2002 compared to $18.8 million for Nine Months 2001. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2001. Tenant recoveries from the Nine Months Same Properties increased by $738,000, or 5%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $1.5 million, or 56%, to $1.2 million for Nine Months 2002 compared to $2.6 million for Nine Months 2001, primarily resulting from a decrease in interest income from the secured note receivable which was paid off in March 2002, and from reduced service fee income and investment income.

Rental operating expenses increased by approximately $2.8 million, or 14%, to $22.4 million for Nine Months 2002 compared to $19.6 million for Nine Months 2001. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2001. Operating expenses for the Nine Months Same Properties increased by $879,000, or 6%, primarily due to increases in property insurance, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed on a GAAP Basis and on a Cash Basis for the Nine Months Same Properties (dollars in thousands):

                                 For the Nine Months
                                 Ended September 30,
                               -----------------------
                                  2002        2001      Change
                               ----------- ----------- ---------
GAAP BASIS:
Revenue                           $74,378     $71,459       4.1%
Rental operating expenses          15,176      14,297       6.1%
                               ----------- ----------- ---------
Net operating income              $59,202     $57,162       3.6%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $72,855     $68,911       5.7%
Rental operating expenses          15,176      14,297       6.1%
                               ----------- ----------- ---------
Net operating income              $57,679     $54,614       5.6%
                               =========== =========== =========

_________

(1) Revenue and operating expenses are computed in accordance with GAAP, except that revenue excludes the effect of straight line rent adjustments.

General and administrative expenses increased by approximately $1.4 million, or 16%, to $10.0 million for Nine Months 2002 compared to $8.6 million for Nine Months 2001. The increase was primarily due to the continued expansion in the scope of our national operations.

Interest expense decreased by approximately $1.8 million, or 9%, to $19.7 million for Nine Months 2002 compared to $21.5 million for Nine Months 2001. The decrease resulted from a reduction in variable interest rates on our unsecured line of credit partially offset by indebtedness outstanding during Nine Months 2002 incurred to finance the development and redevelopment of properties which have now been completed.

Depreciation and amortization increased by approximately $3.0 million, or 13%, to $25.4 million for Nine Months 2002 compared to $22.4 million for Nine Months 2001. The increase resulted primarily from depreciation associated with properties acquired, placed in service or redeveloped after January 1, 2001.

Extraordinary loss on early extinguishment of debt for Nine Months 2002 of $1 million was incurred as the result of the early retirement of a $7.2 million secured loan. The extraordinary loss is related to prepayment penalities and the write-off of loan costs.

As a result of the foregoing, net income before extraordinary item was $31.6 million for Nine Months 2002 compared to $22.1 million for Nine Months 2001.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Nine Months 2002 increased by $5.7 million, to $38.6 million compared to $32.9 million for Nine Months 2001. The increase resulted primarily from increases in operating cash flows from properties acquired, placed in service or redeveloped after January 1, 2001 and by the decrease in restricted cash held in escrow to complete the development of an office/laboratory facility. The increase was partially offset by the decrease in accounts payable, accrued expenses and tenant security deposits.

Net cash used in investing activities decreased by $12.2 million, to $138.2 million for Nine Months 2002 compared to $150.4 million for Nine Months 2001 primarily due to a lower level of acquisition, development and redevelopment activity during Nine Months 2002 compared to Nine Months 2001.

Net cash provided by financing activities decreased by $16.6 million, to $100.8 million for Nine Months 2002 compared to $117.4 million for Nine Months 2001. Cash provided by financing activities for Nine Months 2002 and Nine Months 2001 consisted primarily of net proceeds from our common stock and preferred stock offerings and borrowings from secured notes payable, partially offset by principal reductions on our unsecured line of credit and secured debt and by distributions to stockholders.

Commitments

As of September 30, 2002, we were committed under the terms of construction contracts and certain leases to complete the development of buildings and related improvements at a remaining aggregate cost of $407,000.

As of September 30, 2002, we were also committed to fund approximately $50.6 million for the construction of building infrastructure improvements under the terms of various leases and for certain investments.

As of September 30, 2002, we were committed under the terms of ground leases at five of our properties and one land development parcel. The ground leases have remaining lease terms of 14 to 53 years, with aggregate remaining ground lease payments of approximately $27.4 million.

Restricted cash

Restricted cash as of September 30, 2002 consists of the following (in thousands):

                                                               Amount
                                                              ---------
Funds held in trust as additional security required under
     the terms of certain secured notes payable                 $7,046
Security deposit funds based on the terms of certain
     lease agreements                                            1,959
Funds held in escrow to complete the development of an
     office/laboratory facility                                  2,039
                                                              ---------
                                                               $11,044
                                                              =========

Secured debt

Secured debt as of September 30, 2002 consists of the following (dollars in thousands):

                                      Balance at     Stated
                                     September 30,  Interest
   Location of Collateral                2002         Rate       Maturity Date
------------------------------------ ------------ -------------  --------------

   Worcester, MA (1)                     $10,418          8.75%  January 2006

   Durham, NC  (two properties)           12,075          8.68%  December 2006

   Gaithersburg, MD (three properties      9,834          8.25%  August 2007

   Cambridge, MA (2)                      18,875         9.125%  October 2007

   Chantilly, VA and Seattle, WA          34,960          7.22%  May 2008

   San Diego, CA (four properties)        41,507          6.95%  July 2009

   Worcester, MA and San Diego, CA        18,578          8.71%  January 2010

   Gaithersburg, MD (two properties)      24,370          8.33%  November 2010

   San Diego, CA (six  properties)        23,889          7.75%  July 2011

   San Diego, CA                          11,707          7.50%  August 2011

   Gaithersburg, MD (three properties     28,093          7.40%  January 2012

   Alameda, CA                             3,519         7.165%  January 2014

   Seattle, WA (two properties)           18,298          7.75%  June 2016

   San Francisco, CA (two properties      21,853  LIBOR + 1.70%  June 2003 (4)
                                     ------------
                                        $277,976
                                     ============

_________
  The balance shown includes an unamortized premium of $405,000. The effective rate of the loan is 7.25%.
  The balance shown includes an unamortized premium of $1,439,000. The effective rate of the loan is 7.25%.
  The borrowings shown represent the amount drawn on a construction loan that provides for borrowings of up to $25,175,000.
  The loan may be extended, at our option, for two additional 15-month periods.

The following is a summary of the scheduled principal payments for our secured debt as of September 30, 2002 (in thousands):

             Year            Amount
        -----------        -----------
             2002              $1,007
             2003              27,450
             2004               5,304
             2005               5,036
             2006              24,710
          Thereafter          212,625
                           -----------
           Subtotal           276,132
     Unamortized Premium        1,844
                           -----------
                             $277,976
                           ===========

Unsecured line of credit and unsecured term loan

In July 2002, we expanded and extended our unsecured line of credit. Our new line of credit amends the $325 million unsecured line of credit that was scheduled to mature in February 2003 and has been used to pay off our $50 million unsecured term loan. The maximum permitted amount of borrowings under the amended line of credit, which originally provided for borrowings of up to $400 million, was subsequently increased to $425 million in October 2002. See footnote 8, Subsequent Events. The amended line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one- year period. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

The line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of September 30, 2002, borrowings outstanding on the line of credit carried a weighted average interest rate of 3.31%.

Aggregate borrowings under the line of credit are limited to an amount based on the net operating income derived from a pool of unencumbered properties. As of September 30, 2002, the amount calculated under these provisions was $427 million.

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

The following table summarizes our interest rate swap agreements (dollars in thousands):

                                       Notional  Interest
Transaction Date    Effective Date      Amount   Pay Rate Termination Date  Fair Value
------------------ -----------------  ---------- -------- ----------------  ----------
April 2000         May 30, 2000      $   50,000    6.995% January 2, 2003  $     (687)

July 2000          May 31, 2001      $   50,000    7.070%   May 31, 2003       (1,836)

January 2001       January 31, 2001  $   50,000    6.350% December 31, 2002      (589)

March 2002         December 31, 2002 $   50,000    5.364% December 31, 2004    (3,137)

July 2002          January 1, 2003   $   25,000    3.855%  June 30, 2005         (872)

July 2002          January 1, 2003   $   25,000    3.865%  June 30, 2005         (879)

                                                                            ----------
Total                                                                      $   (8,000)
                                                                            ==========

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as the counterparties are established, well-capitalized financial institutions.

Other resources and liquidity requirements

We expect to continue meeting our short-term liquidity and capital requirements generally by using our working capital and net cash provided by operating activities. We believe that net cash provided by operating activities will continue to be sufficient to make the distributions necessary to enable us to continue qualifying as a real estate investment trust. We also believe that net cash provided by operations will be sufficient to fund recurring capital expenditures and leasing commissions.

We expect to meet certain long-term liquidity requirements, such as for property acquisitions, property development and redevelopment activities, scheduled debt maturities, expansions and other non- recurring capital improvements, through net cash provided by operating activities, long-term secured and unsecured indebtedness, including borrowings under our line of credit, and the issuance of additional debt and/or equity securities.

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the nine months ended September 30, 2002:

Property-related capital expenditures (1)	$ 2,241,000
Leasing costs (2)	$ 1,053,000
Property renovation and redevelopment costs	$ 41,645,000
Property development costs	$ 22,222,000
Purchases of land	$ 12,469,000
Purchases of rental properties	$ 50,325,000

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

Inflation

Approximately 84% of our leases (on a square footage basis) are triple net leases that require tenants to pay substantially all real estate taxes and insurance, and common area and other operating expenses, including increases therein. In addition, approximately 11% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 92% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable borrowings, including our unsecured line of credit.

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

The following table presents our FFO for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                    For the Three Months Ended
                                          September 30,
                                     -----------------------
                                         2002        2001
                                     ----------- -----------

Net income before extraordinary item    $11,757      $7,451
Add:
  Depreciation and amortization           8,582       8,191
Subtract:
  Dividends on preferred stock           (2,225)       (916)
                                     ----------- -----------
FFO                                     $18,114     $14,726
                                     =========== ===========

                                    For the Nine Months Ended
                                          September 30,
                                     -----------------------
                                         2002        2001
                                     ----------- -----------

Net income before extraordinary item    $31,580     $22,081
Add:
  Depreciation and amortization          25,376      22,388
Subtract:
  Dividends on preferred stock           (6,354)     (2,748)
                                     ----------- -----------
FFO                                     $50,602     $41,721
                                     =========== ===========

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2002 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base      Occupancy
                                         Properties     Feet        Rent     Percentage
                                         ----------- ----------- ----------- -----------
Market:
Suburban Washington D.C.                         20   1,666,993     $27,214        98.3%
California - San Diego                           21     863,741      24,489        98.8%
California - San Francisco Bay                    9     582,416      18,306       100.0%
Southeast                                         3     188,433       3,067        87.9% (1)
New Jersey/Suburban Philadelphia                  6     344,390       6,165       100.0%
Eastern Massachusetts                            10     696,397      19,653        77.3% (2)
Washington - Seattle                              3     281,948       9,520       100.0%
                                         ----------- ----------- ----------- -----------
Subtotal                                         72   4,624,318     108,414        95.2%
Redevelopment properties                         15     962,126      10,081        45.3%
                                         ----------- ----------- ----------- -----------
Total                                            87   5,586,444    $118,495        86.6%
                                         =========== =========== =========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  A significant portion of the vacant space in Eastern Massachusetts (76,879 square feet of the 158,267 vacant square feet) is located in the Worcester and Randolph submarkets, which have exhibited significant weakness. The remaining vacant space represents recently developed space in Cambridge, Massachusetts, 54,990 square feet of which has leases commencing in October and November 2002.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2002:

                         Square   Percentage of  Annualized Base
Year of     Number of  Footage of   Aggregate    Rent of Expiring
  Lease      Expiring   Expiring  Portfolio Lease  Leases (per
Expiration    Leases     Leases   Square Footage   square foot)
---------   ---------- ---------- -------------- ----------------

  2002   (1)       22    150,014            3.1%          $17.90
  2003             33    446,955            9.2%          $21.27
  2004             33    500,205           10.3%          $20.09
  2005             19    339,640            7.0%          $26.39
  2006             30    721,152           14.9%          $23.58
Thereafter         59  2,681,928           55.5%          $26.21

_________

(1) Represents leases expiring between October 1, 2002 and December 31, 2002.

The following table is a summary of our lease activity for the three months ended September 30, 2002 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions   Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------   ----------- ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Basis                         23   195,390    $20.82     --        --          --         --
    GAAP Basis                         23   195,390    $20.34     --        --          --         --
Renewed / Released Space
    Cash Basis                          6   111,960    $20.07    $21.84      8.8%        $1.75   1.1 year(1)
    GAAP Basis                          6   111,960    $19.11    $21.42     12.1%        $1.75   1.1 year(1)
Month-to-Month Leases
    Cash Basis                         11    51,216    $24.47    $16.95    -30.7%(2)    --         --
    GAAP Basis                         11    51,216    $24.47    $16.95    -30.7%(2)    --         --
Total Leasing - Expired Leases
    Cash Basis                         17   163,176    $21.45    $20.31     -5.3%(3)    --         --
    GAAP Basis                         17   163,176    $20.79    $20.02     -3.7%(3)    --         --
Redeveloped/Developed/
Vacant Space Leased
    Cash Basis                         12   135,858     --       $48.15     --           $5.89  6.5 Years
    GAAP Basis                         12   135,858     --       $51.57     --           $5.89  6.5 Years
All Lease Activity
    Cash Basis                         29   299,034     --       $32.95     --          --         --
    GAAP Basis                         29   299,034     --       $34.35     --          --         --

  All leases in this category for this quarter were for relatively short-term renewals or extensions.

  Excluding a month-to-month lease for 13,700 square feet in the San Francisco Bay market for a property targeted for redevelopment in 2003, rental rates for month-to-month leases were on average approximately 0.5% higher than expiring rates on both a Cash Basis and a GAAP basis.

  Excluding a month-to-month lease for 13,700 square feet in the San Francisco Bay market for a property targeted for redevelopment in 2003, rental rates for all lease activity for expired leases were on average approximately 7.2% higher than expiring rates on a Cash Basis and approximately 9.7% higher than expiring rates on a GAAP basis.

The following table is a summary of our lease activity for the nine months ended September 30, 2002 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental    TI'S/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions   Lease
                                 of Leases  Footage    Rate      Rate    Increase    Per Foot     Term
                                 --------- --------- --------- --------- --------   ----------- ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Basis                         56   655,747    $22.09     --        --          --         --
    GAAP Basis                         56   655,747    $20.78     --        --          --         --
Renewed / Released Space
    Cash Basis                         24   386,077    $22.73    $23.37      2.8%(1)     $2.16   2.8 Years
    GAAP Basis                         24   386,077    $21.98    $23.77      8.1%(1)     $2.16   2.8 Years
Month-to-Month Leases
    Cash Basis                         11    51,216    $24.28    $16.95    -30.2%(2)    --         --
    GAAP Basis                         11    51,216    $24.18    $16.95    -29.9%(2)    --         --
Total Leasing - Expired Leases
    Cash Basis                         35   437,293    $22.91    $22.61     -1.3%(3)    --         --
    GAAP Basis                         35   437,293    $22.24    $22.98      3.3%(3)    --         --
Redeveloped/Developed/
Vacant Space Leased
    Cash Basis                         19   265,320     --       $37.88     --          $18.87  7.0 Years
    GAAP Basis                         19   265,320     --       $41.50     --          $18.87  7.0 Years
All Lease Activity
    Cash Basis                         54   702,613     --       $28.38     --          --         --
    GAAP Basis                         54   702,613     --       $29.97     --          --         --

  Excluding a lease for 8,424 square feet in the San Francisco Bay market, rental rates for renewed or released space were on average approximately 9.5% higher than expiring rates on a Cash Basis and approximately 15.0% higher than expiring rates on a GAAP Basis.

  Excluding a month-to-month lease for 13,700 square feet in the San Francisco Bay market for a property targeted for redevelopment in 2003, rental rates for month-to-month leases were on average approximately 2.3% higher than expiring rates on a Cash Basis and approximately 3.2% higher than expiring rates on a GAAP basis.

  Excluding the leases in the San Francisco Bay market identified in (a) and (b) above, rental rates for all lease activity for expired leases were on average approximately 9.0% higher than expiring rates on a Cash Basis and approximately 14.2% higher than expiring rates on a GAAP basis.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, September 30, 2002, we estimate that a 1% increase in interest rates on our line of credit, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.1 million. We further estimate that a 1% decrease in interest rates on our line of credit, after considering the effect of our interest rate swap agreements in effect on September 30, 2002, would increase annual future earnings and cash flows by approximately $1.1 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $15.9 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $16.8 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2002. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. In addition, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2002, the Company performed an evaluation, under the supervision of the Company's chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaulation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to September 30, 2002.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On July 22, 2002, we filed a Current Report on Form 8-K with respect to the sale of 2,000,000 shares of our common stock to institutional investors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Nelson
Peter J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joel S. Marcus, Chief Executive Officer and Principal Executive Officer of Alexandria Real Estate Equities, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q of September 30, 2002;
  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Joel S. Marcus
Joel S. Marcus
Chief Executive Officer
Principal Executive Officer

I, Peter J. Nelson, Chief Financial Officer and Principal Financial and Accounting Officer of Alexandria Real Estate Equities, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q of September 30, 2002;
  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Peter J. Nelson
Peter J. Nelson
Chief Financial Officer
Principal Financial and Accounting Officer