Form 10-K
period 2002-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2003-03-31
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]     No [     ]

      The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $809.4 million based on the closing price for such shares on the New York Stock Exchange on June 30, 2002

      As of March 27, 2003, the registrant had outstanding 19,006,223 shares of Common Stock.

Documents Incorporated By Reference

      Part III of this report incorporates information by reference from the definitive Proxy Statement to be mailed in connection with the registrant's annual meeting of stockholders to be held on May 2, 2003.

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

Item 1. Business

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing office and laboratory space designed and improved for lease principally to pharmaceutical, biotechnology, life science product and services companies, not-for-profit scientific research institutions, universities and related government agencies (collectively, the "life science industry"). Properties leased to tenants in the life science industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the life science industry. We refer to such properties as "life science facilities." As of December 31, 2002, we owned 89 properties (collectively, the "properties"), containing approximately 5.7 million rentable square feet of office and laboratory space.

Business and Growth Strategy

We focus our property operations and investment activities principally in the following life science markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas).
  Seattle.
  suburban Washington, D.C. (including Maryland and Virginia).
  eastern Massachusetts.
  New Jersey and suburban Philadelphia.
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

  We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through ownership, operation, management, acquisition, expansion and selective redevelopment and development of life science facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution by:

  acquiring high quality life science facilities at prices that will enable us to realize attractive returns in our life science markets.
  expanding existing or newly acquired properties or redeveloping existing office, warehouse or vacant space into generic laboratory space that can be leased at higher rental rates.
  selectively developing properties, primarily on a build-to-suit basis.
  retenanting and releasing space within our portfolio at higher rental rates and with minimal non-revenue enhancing tenant improvement costs.
  realizing contractual rental rate escalations, which are currently provided for in approximately 93% of our leases.
  implementing effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.
  managing the level of debt on our balance sheet and our exposure to floating rate debt.

  Internal Growth. We seek to achieve internal growth from several sources. For example, we seek to:

  include rental rate escalation provisions in our leases.
  improve investment returns through releasing of vacant space and replacement of existing tenants with new tenants at higher rental rates.
  achieve higher rental rates as existing leases expire.
  expand existing facilities that are fully leased and/or redevelop existing and/or newly acquired space to higher rent, generic laboratory space.
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

  location of the property and our strategy in the relevant market.
  quality of existing and prospective tenants.
  condition and capacity of the building infrastructure.
  quality and generic characteristics of laboratory facilities.
  physical condition of the structure and common area improvements.
  opportunities available for leasing vacant space and for retenanting occupied space.
  opportunities to redevelop existing space into higher rent generic laboratory space.
  opportunities to expand the existing facility.

  Redevelopment. We seek to enhance our growth by redeveloping existing office, warehouse or vacant space as generic laboratory space that can be leased at higher rates. As of December 31, 2002, we had 12 properties in our redevelopment program that contained a total of 890,000 square feet. Of this total, 429,000 square feet are under redevelopment and currently vacant, and the remaining 461,000 square feet are currently leased. We also have identified approximately 265,000 square feet of additional space in our existing portfolio for potential redevelopment opportunities.

  Due to the fact that space undergoing redevelopment is vacant, our redevelopment program has the effect of currently reducing rental revenue and FFO. Despite our ongoing redevelopment activities, we have achieved consistent growth in FFO.

  Development. Our development strategy is primarily to pursue selective build-to-suit projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken build-to-suit projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. On occasion, we also develop properties in certain life science markets before we have leases in place. Since our initial public offering, we have completed the development of ten properties containing approximately 643,000 rentable square feet of office and warehouse space.

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

  Business Risks

  We Are Largely Dependent on the Life Sciences Industry for Revenues from Lease Payments

  In general, our strategy is to invest primarily in properties used by tenants in the life science industry. Our business could be adversely affected if the life science industry experiences an economic downturn. Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had diversified investments. Also, our properties may be better suited for a particular life science industry tenant and could require modification before we are able to release vacant space to another life science industry tenant. Generally, our properties also may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

  Our Tenants May Not Be Able to Pay Us if They Are Unsuccessful in Discovering, Developing, Making or Selling Their Products and Technologies

  Our life science industry tenants are subject to a number of risks, including the following, any one or more of which may adversely affect their ability to make rental payments to us:

  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from private investors, the public market, companies in the life science industry or federal, state and local governments. Such funding may become unavailable or difficult to obtain, which in turn may adversely affect a tenant's ability to generate revenues or to pay us rent.
  Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies which are commercially useful in the discovery or identification of potential drug targets or drugs.
  Some of our tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans.
  Some of our tenants may not be able to manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.
  Drugs that are developed and manufactured by some of our tenants require regulatory approval prior to being made, marketed, sold and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the expenditure of substantial resources and is often unpredictable. A tenant may fail or experience significant delays in obtaining these approvals.
  Some of our tenants and their licensors require patent, copyright or trade secret protection to develop, make, market and sell their products and technologies. A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies do not issue, or are successfully challenged, narrowed, invalidated or circumvented by third parties, or if a tenant fails to obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies.
  A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than competitor's drugs, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials and manufactured and the requisite regulatory approvals are obtained.

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

  We Could be Held Liable for Damages Resulting from Our Tenants' Use of Hazardous Materials

  Some of our life science industry tenants engage in research and development activities that involve the controlled use of hazardous materials, chemicals and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable environmental remediation insurance coverage and could adversely affect our ability to make distributions to our stockholders.

  Together with our tenants, we must comply with federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. Failure to comply with, or changes in, these laws and regulations could adversely affect our business or our tenants' business and their ability to make rental payments to us.

  The Inability of Any Tenant to Pay Us Rent Could Adversely Affect Our Business

  Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our tenants, especially significant tenants, failed to make rental payments under their leases, our financial condition, cash flow and our ability to make distributions to our stockholders could be adversely affected.

  As of December 31, 2002, we had 200 leases with a total of 173 tenants. Of our 89 properties, 51 were occupied by a single tenant. Three of our tenants accounted for approximately 14.0% of our aggregate annualized base rent, or approximately 5.0%, 4.7% and 4.3%, respectively. " Annualized base rent" means the annualized fixed base rental amount in effect as of December 31, 2002, using rental revenue calculated on a straight-line basis in accordance with generally accepted accounting principles ("GAAP"). Annualized base rent does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

  Our U.S. Government Tenants May Not Receive Annual Appropriations, Which Could Adversely Affect Their Ability to Pay Us

  U.S. government tenants may be subject to annual appropriations. If one of our U.S. government tenants fails to receive its annual appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2002, leases with U.S. government tenants at our properties accounted for approximately 3.8% of our aggregate annualized base rent.

  Loss of a Tenant Could Have a Negative Impact on Our Business

  A tenant may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected property, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected property. As of December 31, 2002, leases at our properties representing approximately 11.6% and 9.4% of the total square footage of our properties were scheduled to expire in 2003 and 2004, respectively.

  Poor Economic Conditions in Our Markets Could Adversely Affect Our Business

  Our properties are located only in the following markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas).
  Seattle.
  suburban Washington, D.C. (including Maryland and Virginia).
  eastern Massachusetts.
  New Jersey and suburban Philadelphia.
  the Southeast (including North Carolina and Georgia).

  As a result of our geographic concentration, we depend upon the local economic conditions in these markets, including local real estate conditions. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in any of these markets. An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to stockholders. We cannot assure you that these markets will continue to grow or will remain favorable to the life science industry.

  We May Have Difficulty Managing Our Growth

  We expect to continue to grow by acquiring, redeveloping and selectively developing additional properties. To manage our growth effectively, we must successfully integrate new properties into our existing operations. We may not succeed with the integration. In addition, we may not effectively manage new properties, and new properties may not perform as expected. Our business could be adversely affected if we are unsuccessful in managing our growth.

  Our Debt Service Obligations May Have Adverse Consequences on Our Business Operations

  We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

  our cash flow from operations may be not be sufficient to meet required payments of principal and interest.
  we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.
  we may default on our debt obligations, and the lenders or mortgagees may foreclose on our properties that secure those loans.
  a foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax.
  we may default under a mortgage loan, causing us to automatically default on another loan that has cross default provisions.
  we may not be able to refinance or extend our existing debt.
  the terms of any refinancing or extension may not be as favorable as the terms of our existing debt.

  As of December 31, 2002, we had outstanding mortgage indebtedness of approximately $276.9 million, secured by 32 properties, and outstanding debt under our unsecured line of credit of approximately $338.0 million.

  Our Line of Credit Restricts Our Ability to Engage in Some Business Activities

  Our unsecured revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

  restrict our ability to incur additional indebtedness.
  restrict our ability to make certain investments.
  restrict our ability to merge with another company.
  restrict our ability to make distributions to stockholders.
  require us to maintain financial coverage ratios.
  require us to maintain a pool of unencumbered assets approved by the lenders.

  These restrictions could cause us to default on our line of credit or negatively affect our operations and our ability to make distributions to our stockholders.

  We May Not Be Able to Obtain Additional Capital to Further Our Business Objectives

  Our ability to acquire or develop properties depends upon our ability to obtain capital. Periodically, the real estate industry experiences reduced supplies of favorably priced public equity or debt capital, which decreases the level of new investment activity by publicly traded real estate companies. A prolonged period in which we cannot effectively access public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, structuring and completing desirable investments, which would adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilutethe ownership of then existing stockholders.

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

  The acquisition, ownership and operation of real estate is subject to many risks that may adversely affect our business and our ability to make payments to stockholders, including the risks that:

  our properties may not perform as we expect.
  we may not be able to acquire a desired property because of competition from other real estate investors with significant capital.
  we may lease space at rates below our expectations.
  we may not be able to obtain financing on acceptable terms.
  we may overpay for new acquisitions.
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

  We May Not Be Able to Complete Redevelopment and Development Projects Effectively

  Our redevelopment and development activities subject us to many risks, including:

  possible delays in construction.
  budget overruns.
  increasing costs of materials.
  financing availability.
  volatility in interest rates.
  labor availability.
  timing of the commencement of rental payments.
  other property development uncertainties.
  delays or denials of entitlements or permits.

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

  national and local economic conditions.
  competition from other life science facilities.
  changes in the life science industry.
  real estate conditions in our target markets.
  our ability to collect rent payments.
  availability of financing.
  changes in interest rate levels.
  vacancies at our properties and our ability to release space.
  changes in tax or other regulatory laws.
  costs of compliance with government regulation.
  lack of liquidity of real estate investments.
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

  Improvements to Life Science Facilities Are More Costly Than Traditional Office Space

  Our properties contain generic infrastructure improvements that are more costly than other property types. Although we have historically been able to recover the additional investment in generic infrastructure improvements through higher rental rates, there is the risk that we will not be able to continue to do so in the future. Typical improvements include:

  reinforced concrete floors.
  upgraded roof loading capacity.
  increased floor to ceiling heights.
  heavy-duty HVAC systems.
  enhanced environmental control technology.
  significantly upgraded electrical, gas and plumbing infrastructure.
  laboratory benches.

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

  We Face Substantial Competition in Our Target Markets

  The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

  insurance companies.
  pension and investment funds.
  partnerships.
  developers.
  investment companies.
  other REITs.
  owner/occupants.

  Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we are willing to accept.. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic proximity of its investments. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.

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

  we would be subject to federal income tax on our taxable income at regular corporate rates.
  we would not be allowed a deduction for distributions to stockholders in computing taxable income.
  unless we were entitled to relief under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.
  we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders.

  As a result of the additional tax liability, we might need to borrow funds or liquidate certain investments in order to pay the applicable tax. Accordingly, funds available for investment or distribution to our stockholders would be reduced for each of the years involved.

  Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we believe that we have operated, commencing with our taxable year ended December 31, 1996, in a manner so as to qualify as a REIT, we cannot assure you that we are or will remain so qualified.

  In addition, although we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our stockholders.

  There Are Limits on the Ownership of Our Capital Stock Under Which A Stockholder May Lose Beneficial Ownership of Its Shares

  The Internal Revenue Code provides that, in order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals or entities.

  In addition, our charter prohibits, with certain limited exceptions, direct or constructive ownership of shares of our capital stock representing more than 9.8% of the combined total value of the outstanding shares of our capital stock by any person (the "Ownership Limit"). Our Board of Directors may exempt a stockholder from the Ownership Limit if, prior to the exemption, our Board of Directors receives all information it deems necessary to determine or ensure our status as a REIT.

  The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. A transfer of shares to a person who, as a result of the transfer, violates the Ownership Limit may be void or may be deemed to be made to a trust, for the benefit of one or more qualified charitable organizations designated by us. In that case, the intended transferee will have only a right to share, to the extent of the transferee's original purchase price for such shares, in proceeds from the trust's sale of those shares.

  In Addition to the Ownership Limit, Certain Other Provisions of Our Charter and Bylaws, and Our Stockholder Rights Plan May Delay or Prevent Transactions That May Be Deemed to Be Desirable

  As authorized by Maryland law, our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock and to classify or reclassify unissued shares of common or preferred stock without any stockholder approval. Our Board of Directors could establish a series of preferred stock that could delay, defer or prevent a transaction that might involve a premium price for our common stock or for other reasons be desired by our common stockholders or that have a dividend preference which may adversely affect our ability to pay dividends on our common stock.

  Our charter permits the removal of a director only upon a two-thirds vote of the votes entitled to be cast generally in the election of directors and our bylaws require advance notice of a stockholder's intention to nominate directors or to present business for consideration by stockholders at an annual meeting of our stockholders. Our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

  Under our Stockholder Rights Plan, if a stockholder acquires beneficial ownership of 15% or more of our common stock, other stockholders would become entitled to purchase our common stock at half the market price, which would likely result in substantial dilution to the 15% or greater stockholder. This may also have the effect of delaying or preventing a change in control or other transaction that might involve a premium price for our common stock or for other reasons desired by our common stockholders.

  Our Insurance May Not Adequately Cover All Potential Losses

  If we experience a loss at any of our properties that is not covered by insurance or that exceeds our insurance policy limits, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we would continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties. We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties. We have obtained earthquake insurance for all of our properties because many of them are located in the vicinity of active earthquake faults. We also carry environmental remediation insurance and have title insurance policies on all of our properties. We obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

  We believe that our insurance policy specifications, insured limits and deductibles are consistent with or superior to those customarily carried for similar properties. Our tenants are also required to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them. In the current market, there have recently been substantial increases in the premium cost of property and liability insurance. The availability of coverage against certain types of losses, such as from terrorism or toxic mold, has become more limited and, when available, is at a significantly higher premium cost. We cannot predict whether insurance coverage against terrorism or toxic mold will remain available for our properties because insurance companies may no longer offer coverage against such losses or, if offered, such coverage may become prohibitively expensive. Most, but not all, of our properties are low-rise buildings in suburban areas. Toxic mold has not presented any material problems at any of our properties.

  We Could Incur Significant Costs Complying With Environmental Laws

  Federal, state and local environmental laws and regulations may require us, as a current or prior owner or operator of real estate, to investigate and clean up hazardous or toxic substances or petroleum products released at or from any of our properties. The cost of investigating and cleaning up contamination could be substantial and could exceed the amount of any environmental remediation insurance coverage available to us. In addition, the presence of contamination, or the failure to properly clean it up, may adversely affect our ability to lease or sell an affected property, or to borrow funds using that property as collateral.

  Under environmental laws and regulations, we may have to pay governmental entities or third parties for property damage and for investigation and clean-up costs incurred by those parties relating to contaminated properties regardless of whether we knew of or caused the contamination. Even if more than one party may have been responsible for the contamination, we may be held responsible for all of the clean-up costs. In addition, third parties may sue us for damages and costs resulting from environmental contamination or jointly responsible parties may contest their responsibility or be financially unable to pay their share of such costs.

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

  Environmental laws and regulations also require the removal or upgrading of certain underground storage tanks and regulate:

  the discharge of storm water, wastewater and any water pollutants.
  the emission of air pollutants.
  the generation, management and disposal of hazardous or toxic chemicals, substances or wastes.
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

  The additional investigations included, as appropriate:

  asbestos surveys.
  radon surveys.
  lead surveys.
  additional public records review.
  subsurface sampling.
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

  The Loss of Services of Any of Our Executive Officers Could Adversely Affect Us

  We depend upon the services of relatively few executive officers. The loss of services of any one of them may adversely affect our business, financial condition and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of life science facilities and with major life science industry tenants. We have employment agreements with allof our executive officers, but cannot assure you that they will remain employed with us.

  We May Change Our Business Policies Without Stockholder Approval

  Our Board of Directors determines all of our business policies, with management's input, including our:

  status as a REIT.
  investment initiatives.
  growth management.
  debt incurrence.
  general financing.
  acquisition and selective development activities.
  stockholder distributions.
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

  We have adopted a policy of incurring debt only if upon such incurrence our debt to total market capitalization ratio would not exceed 57.5%. Our total market capitalization is the market value of our capital stock, including interests exchangeable for shares of capital stock, plus total debt. Our Board of Directors could, however, change or eliminate this policy at any time. Higher leverage could also increase the risk of default on our debt obligations.

  Our Distributions to Stockholders May Decline at Any Time

  We may not continue our current level of distributions to stockholders. Our Board of Directors will determine future distributions based on a number of factors, including:

  our amount of cash available for distribution.
  our financial condition.
  any decision by our Board of Directors to reinvest funds rather than to distribute such funds.
  our capital expenditures.
  the annual distribution requirements under the REIT provisions of the Internal Revenue Code.
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

  We have reserved for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan that number of shares of our common stock that equals 12% of the total number of shares outstanding at any time, provided that in no event may the number of shares of our common stock available for issuance under the plan exceed 3,000,000 shares at any time.

  As of December 31, 2002, options to purchase 1,011,166 shares of our common stock were outstanding, of which options to purchase 514,169 shares of our common stock were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under the stock option plan. In addition, any shares issued under our stock option plan will be available for sale in the public market from time to time without restriction by persons who are not our Affiliates (as defined in Rule 144 adopted under the Securities Act of 1933). Affiliates will be able to sell shares of our common stock pursuant to exemptions from the registration requirements or upon registration.

  External Factors May Adversely Impact the Valuation of Investments

  We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. The valuation of these investments is affected by many external factors beyond our control, include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our investments.

  Available Information

  We will, upon request, provide free paper copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission. These materials are also available at no cost at the Securities Exchange Commission's website at www.sec.gov. These materials are not available from us over the Internet because we do not have a corporate website.

  Employees

  As of December 31, 2002, we had 61 full-time employees. We believe that we have good relations with our employees.

  Item 2. Properties

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

  As of December 31, 2002, we had 200 leases with a total of 173 tenants, and 51 of our properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2002:

  approximately 86% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent, and, in addition to our triple net leases, approximately 9% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
  approximately 93% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a consumer price index or other index; and
  approximately 88% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

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

  As of December 31, 2002, we managed all of our properties.

  The following table sets forth information with respect to our properties as of December 31, 2002:

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
                                                                                  Aggregate Rent Per  Rent Per
                                                Rentable              Annualized  Portfolio  Leased    Leased
                                 Year Built/     Square   Percentage     Base     Annualized Square    Square
Properties                      Renovated (1)     Feet    Leased (2) Rent (2) (3) Base Rent Foot (3)  Foot (4)               Major Tenants
---------------------------------------------- ---------- ---------- ------------ --------- --------- --------- ---------------------------------------
San Diego

North Torrey Pines Road #1  (6)   1971/1994      107,710         78%  $2,056,102       1.6%   $24.33    $23.92  Smith & Nephew, Inc.
   San Diego, CA

Science Park Road                    2000         74,557        100%   2,309,771       1.8%    30.98     20.95  IDEC Pharmaceuticals Corporation
   San Diego, CA

North Torrey Pines Road #2        1986/1996       86,962        100%   3,126,705       2.4%    35.95     35.77  Senomyx, Inc.
   San Diego, CA

General Atomics Court #1          1986/1991       76,084        100%   2,683,633       2.0%    35.27     34.28  Merck & Co., Inc.
   San Diego, CA

General Atomics Court #2             1991         43,600        100%   1,758,141       1.3%    40.32     40.30  Pfizer Inc.
   San Diego, CA

Roselle Street #1                 1983/1998       18,173        100%     454,499       0.3%    25.01     19.66  Schering AG
   San Diego, CA

Nexus Centre Drive                   1989         67,050        100%   2,160,095       1.6%    32.22     32.16  Cardinal Health, Inc.
   San Diego, CA

Nancy Ridge Drive #1                 1997         29,333        100%     638,606       0.5%    21.77     15.44  Arena Pharmaceuticals, Inc.
   San Diego, CA

Roselle Street #2                    late         17,603        100%     476,944       0.4%    27.09     21.83  Structural GenomiX, Inc.
   San Diego, CA                 1970's/1999

Tansy Street                      1978/1999       15,410        100%     409,171       0.3%    26.55     20.80  Structural GenomiX, Inc.
   San Diego, CA

John Hopkins Court #1                2000         34,723        100%     671,101       0.5%    19.33     16.81  Merck & Co., Inc.
   San Diego, CA

John Hopkins Court #2                1999         55,200        100%   1,096,769       0.8%    19.87     18.33  Merck & Co., Inc.
   San Diego, CA

Towne Centre Drive #1  (6)           1987         45,030         63%     745,305       0.6%    26.18     24.38  Amylin Pharmaceuticals, Inc.
   San Diego, CA

Towne Centre Drive #2             1987/2000       52,228        100%   1,374,714       1.0%    26.32     25.56  Amylin Pharmaceuticals, Inc.
   San Diego, CA                                                                                                Vical Incorporated

Towne Centre Drive #3             1987/2000       41,780         75%     891,089       0.7%    28.46     23.33  Conforma Therapeutics, Inc.
   San Diego, CA                                                                                                TargeGen, Inc.

Roselle Street #3                    1981         18,193        100%     481,114       0.4%    26.44     25.60  Selective Genetics, Inc.
   San Diego, CA

Roselle Street #4                 1981/1998       30,147        100%     741,901       0.6%    24.61     24.53  Integra Life Science Holdings Corporation
   San Diego, CA

Roselle Street #5                 1981/1995       22,577        100%     639,241       0.5%    28.31     27.62  Cell Geneysys, Inc.
   San Diego, CA

Roselle Street #6                 1981/1999       17,433        100%     234,822       0.2%    13.47     13.47  Biosite Incorporated
   San Diego, CA

Roselle Street #7                 1981/1995       24,208        100%     685,421       0.5%    28.31     27.63  Cell Geneysys, Inc.
   San Diego, CA

Nancy Ridge Drive #2             early 1980's     21,940         52%     330,177       0.3%    29.20     21.32  GeneOhm Sciences, Inc.
   San Diego, CA

Campus Point Drive                1986/1998       71,510        100%   2,390,948       1.8%    33.44     33.44  LION Bioscience, Inc.
   San Diego, CA

Pasadena

North Hill Avenue                1940's/2001      31,343         96%     602,113       0.5%    20.07     12.57  Biocatalytics, Inc.
   Pasadena, CA                                                                                                 Farmal, L.L.C.

San Francisco Bay Area

Harbor Bay Parkway #1             1983/1999       61,015        100%   1,062,410       0.8%    17.41     14.11  Avigen, Inc.
   Alameda, CA                                                                                                  Hitachi Software

Harbor Bay Parkway #2             1984/2000       27,745        100%     654,910       0.5%    23.60     18.15  Berkeley HeartLab, Inc.
   Alameda, CA                                                                                                  Applera Corporation

Harbor Bay Parkway #3             1986/1994       47,777        100%   1,021,091       0.8%    21.37     21.12  Applera Corporation
   Alameda, CA

Harbor Bay Parkway #4             1985/1994       68,711        100%   1,415,246       1.1%    20.60     19.67  U.S. Food & Drug Administration
   Alameda, CA

Mitten Road & Malcolm Road  (5)   1962/2002      153,837         68%   2,732,353       2.1%    26.17     19.63  Valentis, Inc.
   Burlingame, CA                                                                                               Berkeley HeartLab, Inc.
                                                                                                                U.S. Federal Aviation Administration

Hanover Street                    1968/1985/      32,074        100%   1,267,173       1.0%    39.51     37.07  Nanosys, Inc.
   Palo Alto, CA                     2000                                                                       ChemoCentryx, Inc.

Garcia Avenue & Bayshore          1980/2000       98,964        100%   3,613,066       2.8%    36.51     32.10  Equinix, Inc.
   Parkway                                                                                                      Google Inc.
   Mountain View, CA

Oyster Point Boulevard #1            2001         53,980        100%   2,812,914       2.1%    52.11     41.33  Sunesis Pharmaceuticals, Inc.
   S. San Francisco, CA

Oyster Point Boulevard #2            2001         53,980        100%   1,650,085       1.3%    30.57     27.44  diaDexus, Inc.
   S. San Francisco, CA

Durant Avenue  (7)                   1930         21,481          0% -                 0.0% -         -         Vacant
   Berkeley, CA

Gateway Boulevard #1                 2000        110,428        100%   3,765,339       2.9%    34.10     34.10  Theravance, Inc.
   San Francisco, CA

Gateway Boulevard #2                 2002         59,816        100%   2,371,062       1.8%    39.64     35.46  Theravance, Inc.
   San Francisco, CA

Seattle

Columbia Street #2  (6)           1975/1997       46,303         52%     278,964       0.2%    11.62     11.17  Swedish Health Services
   Seattle, WA                                                                                                  Corixa Corporation

Columbia Street #1                1975/1997      163,555        100%   5,411,382       4.1%    33.09     29.25  Corixa Corporation
   Seattle, WA                                                                                                  Primal, Inc.

Western Avenue                    1929/2000       47,746        100%   1,576,856       1.2%    33.03     28.41  University of Washington
   Seattle, Washington

First Avenue                      1980/2000       70,647        100%   2,532,667       1.9%    35.85     31.57  Dendreon Corporation
   Seattle, Washington

Eastlake Avenue #1                   1997        106,003        100%   4,387,383       3.3%    41.39     41.35  ZymoGenetics, Inc.
   Seattle, Washington

Eastlake Avenue #2                   1997         52,333        100%   2,166,023       1.6%    41.39     41.39  ZymoGenetics, Inc.
   Seattle, Washington

Suburban Washington, D.C.

Professional Drive #1             1989/1999       47,558         74%     877,101       0.7%    24.84     17.74  Antex Biologics Inc.
   Gaithersburg, MD                                                                                             Wisor Telecom, Inc.

Professional Drive #2                1987         62,739        100%   1,109,289       0.8%    17.68     17.66  The Gilette Company
   Gaithersburg, MD

West Watkins Mill Road #1         1989/1997      138,938        100%   1,984,161       1.5%    14.28     12.88  MedImmune, Inc.
   Gaithersburg, MD                                                                                             Genetic Therapy, Inc.  (8)

Quince Orchard Road #1            1982/1997       49,225        100%   1,461,699       1.1%    29.69     18.32  Gene Logic Inc.
   Gaithersburg, MD

Clopper Road #1                      1989         44,464        100%     699,057       0.5%    15.72     12.19  Immunomatrix, Inc.
   Gaithersburg, MD                                                                                             Fiserv

Research Boulevard #1                1966         48,800        100%     837,340       0.6%    17.16     16.39  U.S. Bureau of Alcohol Tobacco and
   Rockville, MD                                                                                                  Firearms

Research Boulevard #2             1967/2000      105,000        100%   2,175,071       1.7%    20.71     18.37  U.S. Army Corps of Engineers
   Rockville, MD

East Gude Drive #1                1981/1986       45,989        100%     770,402       0.6%    16.75     15.08  bioMerieux SA
   Rockville, MD                                                                                                MarcoGenics, Inc.

East Gude Drive #2                1981/1995       44,500        100%     775,000       0.6%    17.42     16.94  Shire Pharmaceuticals Group plc
   Rockville, MD

Piccard Drive  (6)                1978/1994      131,415         48%   1,909,477       1.5%    30.55     29.31  Biosciences Laboratories, Inc. (bioMerieux SA)
   Rockville, MD                                                                                                Midwest Research Institute, Inc.

Newbrook Drive                       1992        248,186        100%   4,341,125       3.3%    17.49     17.49  Quest Diagnostics, Inc.
   Chantilly, VA

Virginia Manor Road                  1990        191,884        100%   2,419,179       1.8%    12.61     12.10  Baxter International Inc.
   Beltsville, MD                                                                                               Bank of America

Old Columbia Road                 1983/1997       75,500        100%   1,002,941       0.8%    13.28     10.24  Baxter International Inc.
   Columbia, MD

Firstfield Road #1                1974/2000       25,175        100%     655,906       0.5%    26.05     25.56  Psychiatric Genomics, Inc.
   Gaithersburg, MD                                                                                             Avalon Pharmaceuticals, Inc.

Shady Grove Road                     1987         41,062        100%     773,683       0.6%    18.84     10.75  Human Genome Sciences, Inc.
   Rockville, MD

Aliceanna Street                    early        179,397         91%     918,192       0.7%     5.63      5.56  Maryland Economic Development
   Baltimore, MD                 1950's/1995                                                                      Corporation
                                                                                                                The National Aquarium of Baltimore, Inc.

West Watkins Mill Road #2         1988/2000       57,410        100%     875,452       0.7%    15.25     12.79  Gene Logic Inc.
   Gaithersburg, MD

Clopper Road #2                      2000         92,990        100%   2,634,285       2.0%    28.33     17.19  Digene Corporation
   Gaithersburg, MD

Firstfield Road #2                1980/2001       53,464         89%   1,307,409       1.0%    27.47     22.77  IOMAI Corporation
   Gaithersburg, MD                                                                                             Artesian Therapeutics, Inc.

Firstfield Road #3  (6)           1980/2002       53,595         61%     716,920       0.5%    22.05     18.15  Provident Bank of Maryland
   Gaithersburg, MD                                                                                             SAIC - Frederick, Inc.

Quince Orchard Road #2               1981         54,874        100%     812,584       0.6%    14.81     14.41  Montgomery County, Maryland
   Gaithersburg, MD

Clopper Road #3                   1989/1992       59,838        100%     813,334       0.6%    13.59     10.97  Wellstat Biologics, Inc.
   Gaithersburg, MD

Research Place  (6)                  1972         58,632         72%     786,447       0.6%    18.72     18.72  The Institute for Genomic Research
   Rockville, MD

Eastern Massachusetts

Charlestown Navy Yard             1880/1991       24,940        100%     907,816       0.7%    36.40     36.22  Diacrin, Inc.
    Boston, MA

Pond Street                       1965/1990       24,867          0% -                 0.0% -         -         Vacant
   Randolph, MA

Westview Street  (6)                 1975         40,000          0% -                 0.0% -         -         Vacant
   Lexington, MA

Memorial Drive #1  (7)          1920's/1997/199   96,500         66%   3,950,048       3.0%    40.93     40.93  Pfizer Inc.
   Cambridge, MA

Plantation Street #1                 1993         92,711         72%   1,656,185       1.3%    24.66     24.60  University of Massachusetts
   Worcester, MA                                                                                                Athena Diagnostics, Inc.

Innovation Drive                     1991        113,956         87%   2,413,440       1.8%    24.26     22.73  AstraZeneca plc
   Worcester, MA                                                                                                ViaCell, Inc.

Plantation Street #2                 2000         92,423         87%   2,028,757       1.5%    25.23     18.48  Abbott Laboratories
   Worcester, MA                                                                                                Hypnion, Inc.

Arsenal Street #1                 1978/1984       92,500        100%   4,346,481       3.3%    46.99     36.35  Enanta Pharmaceuticals, Inc.
   Watertown, MA                                                                                                Acusphere, Inc.

Hartwell Avenue                   1972/2002       59,000        100%   2,637,927       2.0%    44.71     35.47  TransForm Pharmaceuticals, Inc.
   Lexington, MA

Arsenal Street #2  (6)               1980         96,150          0% -                 0.0% -         -         Vacant
   Watertown, MA

Memorial Drive #2                    2002         51,000        100%   3,330,755       2.5%    65.31     65.31  Infinity Pharmaceuticals, Inc.
   Cambridge, MA

Memorial Drive #3                    2002         47,497         72%   1,949,978       1.5%    56.77     50.06  Infinity Pharmaceuticals, Inc.
   Cambridge, MA                                                                                                Descartes Therapeutics, Inc.

New Jersey/Suburban Philadelphia

College Road                      1968/1984      106,036        100%   1,753,500       1.3%    16.54     15.06  Synaptic Pharmaceutical Corporation (9)
   Paramus, NJ                                                                                                  Gryphon Development Corporation

Williams Drive                    1982/1994       37,000        100%     536,500       0.4%    14.50     14.34  Alteon Inc.
   Ramsey, NJ

Phillips Parkway                 late 1960's/     78,501        100%   1,756,129       1.3%    22.37     14.41  Memory Pharmaceuticals Corp.
   Montvale, NJ                      1999                                                                       Ferolie Corporation

Campus Drive                         1989         42,782        100%     646,653       0.5%    15.12     14.16  Genaera Corporation
   Plymouth Meeting, PA                                                                                         PharMerica, Inc.  (10)

Electronic Drive                  1983/1998       40,000        100%     937,527       0.7%    23.44     15.86  Cell Pathways, Inc.  (11)
   Horsham, PA

Princeton Parkway                 1984/1999       42,600        100%     580,320       0.4%    13.62      9.60  Lexicon Genetics, Inc.
   Princeton, NJ

Southeast

Capitola Drive #1                    1986         65,114         88%     973,389       0.7%    17.18     12.78  American Social Health Association, Inc.
   Durham, NC                                                                                                   Batelle Survey Research, Inc.

Capitola Drive #2  (6)               1985        119,916         46%   1,262,811       1.0%    22.81     19.12  RAO Enterprises (dba Integrated Laboratory Syste
   Durham, NC                                                                                                   Amphora Discovery Corporation

Technology Parkway                1976/1993       37,080         60%     288,697       0.2%    12.96     11.59  CytRx Corporation
   Norcross, GA                                                                                                 Atherogenics, Inc.

Triangle Drive                       1981         32,120         75%     408,659       0.3%    16.86     16.55  Mantech Environmental Technology, Inc.
   Research Triangle Park, NC

Alexander Road                       2000         86,239        100%   1,849,188       1.4%    21.44     20.01  Paradigm Genetics, Inc.
   Research Triangle Park, NC

Kit Creek Road  (6)                  1995         37,908         74%     728,734       0.6%    26.02     19.62  Norak Biosciences, Inc.
   Research Triangle Park, NC                                                                                   A.M. Pappas & Associates, L.L.C.
                                               ---------- ---------- ------------ --------- --------- ---------
Total/Weighted Average  (12):                  5,746,664       89.1% $131,276,855   100.0%   $25.65    $22.81
                                               ========== ========== ============ ========= ========= =========

  ________________
    Includes year in which construction was completed and, where applicable, year of most recent major renovation.
    Based on all leases at the respective property in effect as of December 31, 2002.
    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2002 (using rental revenue computed on a straight-line basis in accordance with GAAP), paid by tenants under the terms of their leases. This amount, divided by the rentable square feet leased at the property as of December 31, 2002, is the annualized base rent per leased square foot.
    Annualized net effective rent is the annualized base rent in effect as of December 31, 2002 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions. This amount, divided by the rentable square feet leased at the property as of December 31, 2002, is the annualized net effective rent per leased square foot.
    Considered as two properties.
    All or a portion of this property is currently under redevelopment.
    As of December 31, 2002, these properties were designated as properties held for sale.
    Genetic Therapy, Inc. is a wholly owned subsidiary of Novartis AG.
    Synaptic Pharmaceutical Corporation is a wholly owned subsidiary of H. Lunbeck A/S as of March 6, 2003.
    PharMerica, Inc. is a wholly owned subsidiary of AmerisourceBergen Corporation.
    In February 2003, OSI Pharmaceuticals announced an agreement to acquire Cell Pathways, Inc. in a transaction expected to close in 2003.
    Weighted average based on a percentage of aggregate leased square feet.

  Location of Properties

  The following table sets forth, as of December 31, 2002, the total rentable square footage and annualized base rent of our properties in each of our existing markets.

                                Total Rentable % of Total Rentable   Annualized   % of Annualized
Geographic Area                 Square Footage   Square Footage    Base Rent (1)     Base Rent
---------------                 -------------- ------------------- -------------- ----------------

San Diego                             971,451                16.9%   $26,356,269             20.1%

Pasadena                               31,343                 0.5%       602,113              0.5%

San Francisco Bay Area                789,808                13.7%    22,365,648             17.0%

Seattle                               486,587                 8.5%    16,353,276             12.5%

Suburban Washington, D.C            1,910,635                33.2%    30,656,054             23.4%

Eastern Massachusetts                 831,544                14.5%    23,221,387             17.7%

New Jersey/Suburban Philadelphi       346,919                 6.0%     6,210,629              4.7%

Southeast                             378,377                 6.7%     5,511,479              4.1%
                                -------------- ------------------- -------------- ----------------
       Total                        5,746,664               100.0%  $131,276,855            100.0%
                                ============== =================== ============== ================

  _______________

    Annualized base rent means the annualized fixed
base rental amount in effect as of December 31, 2002 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

  Tenants

  Our properties are leased principally to tenants in a
broad spectrum of sectors within the life science industry. The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of December 31, 2002.

  20 Largest Tenants

                                         Remaining                                                                      Percentage
                                         Initial                                            Percentage                 of Aggregate
                                          Lease   Approximate   Percentage                 of Aggregate   Annualized     Portfolio
                                 Number    Term    Aggregate   of Aggregate   Annualized    Portfolio   Net Effective   Annualized
                                   of       in      Rentable      Leased    Base Rent (in   Annualized     Rent (in    Net Effective
Tenant                           Leases   Years   Square Feet  Square Feet  thousands) (1)  Base Rent   thousands) (2)     Rent
---------------------------------------- -------- ------------ ------------ -------------- ------------ -------------- -------------

ZymoGenetics, Inc.                    2     14.8      158,336          3.1%        $6,553          5.0%        $6,550           5.6%

Theravance, Inc.                      2      9.3      170,244          3.3%         6,136          4.7%         5,886           5.0%

Pfizer Inc.                           2      9.3      140,100          2.7%         5,708          4.3%         5,707           4.9%
                                             3.8

Merck & Co., Inc.                     3      7.8      166,007          3.2%         4,452          3.4%         4,204           3.6%

Quest Diagnostics, Inc.               1     14.0      248,186          4.8%         4,341          3.3%         4,340           3.7%

Infinity Pharmaceuticals, Inc.        2      9.6       67,167          1.3%         4,340          3.3%         4,335           3.7%

Corixa Corporation                    3      2.0       91,594          1.8%         3,233          2.5%         2,942           2.5%
                                             0.1

Senomyx, Inc.                         1      4.0       86,962          1.7%         3,127          2.4%         3,110           2.7%

Sunesis Pharmaceuticals, Inc.         1     10.5       53,980          1.1%         2,813          2.1%         2,231           1.9%

TransForm Pharmaceuticals, Inc.       1      9.7       59,000          1.2%         2,638          2.0%         2,093           1.8%

Digene Corporation                    1      7.0       92,990          1.8%         2,634          2.0%         1,598           1.4%

Dendreon Corporation                  1      6.0       70,647          1.4%         2,533          1.9%         2,230           1.9%

Baxter International, Inc.            2      9.4      185,912          3.6%         2,520          1.9%         2,231           1.9%
                                             1.2

Gene Logic, Inc.                      3      8.0      112,271          2.2%         2,435          1.9%         1,724           1.5%
                                             4.9

LION Bioscience, Inc.                 1      5.3       71,510          1.4%         2,391          1.8%         2,391           2.0%

Acusphere, Inc.                       1      9.0       47,500          0.9%         2,341          1.8%         1,835           1.6%

IDEC Pharmaceuticals, Inc.            1      7.5       74,557          1.5%         2,310          1.8%         1,562           1.3%

U.S. Army Corps of Engineers          1      4.4      105,000          2.1%         2,175          1.7%         1,929           1.7%

Cardinal Health, Inc.                 1      9.9       67,050          1.3%         2,160          1.6%         2,156           1.8%

Smith & Nephew, Inc.                  2      9.0       84,524          1.7%         2,056          1.6%         2,021           1.7%

                                 ------- -------- ------------ ------------ -------------- ------------ -------------- -------------
Total/Weighted Average (3):          32      8.5    2,153,537         42.1%       $66,896         51.0%       $61,075          52.3%
                                 ======= ======== ============ ============ ============== ============ ============== =============

  ________________

    Annualized base rent means the annualized fixed
base rental amount in effect as of December 31, 2002 (using rental revenue computed on a straight-line basis in accordance with GAAP) paid by tenants under the terms of their leases.

      Annualized net effective rent is the annualized base rent in effect as of December 31, 2002 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases)
amortization of tenant improvements and leasing commissions.

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

  We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2002.

  PART II

  Item 5. Market for the Registrant's Common Equity and
Related Stockholder Matters

  Our common stock is traded on the New York Stock Exchange ("NYSE")
under the symbol "ARE". On March 27, 2003, the last reported sales price per share of our common stock was $42.01, and there were approximately 241 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

                                                            Per Share
Period                                   High       Low    Disribution
------                                  ------    ------   ------------
2001
First Quarter.........................  $37.43    $34.19      $0.46
Second Quarter........................  $38.44    $34.64      $0.46
Third Quarter.........................  $41.00    $36.16      $0.46
Fourth Quarter........................  $41.53    $36.93      $0.46

2002
First Quarter.........................  $42.73    $37.66      $0.50
Second Quarter........................  $47.85    $42.10      $0.50
Third Quarter.........................  $47.69    $36.92      $0.50
Fourth Quarter........................  $42.79    $37.56      $0.50

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

                                                                                Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                           2002         2001         2000         1999         1998
                                                        -----------  -----------  -----------  -----------  -----------
                                                                    (Dollars in thousands, except per share amounts)
Operating Data:
Total revenue ........................................ $  $144,672  $  $123,036  $  $102,226  $   $81,622  $   $60,320
Total expenses .......................................     104,262       94,408       77,780       61,095       41,138
                                                        -----------  -----------  -----------  -----------  -----------
Income from continuing operations.....................      40,410       28,628       24,446       20,527       19,182
Income from discontinued operations, net..............         624        1,649        1,563        1,526          221
                                                        -----------  -----------  -----------  -----------  -----------
Income before extraordinary item......................      41,034       30,277       26,009       22,053       19,403
Extraordinary item - loss on early extinguishment of d       1,002            -            -            -            -
                                                        -----------  -----------  -----------  -----------  -----------
Net income............................................      40,032       30,277       26,009       22,053       19,403

Dividends on preferred stock..........................       8,579        3,666        3,666        2,036             -
                                                        -----------  -----------  -----------  -----------  -----------
Net income available to common stockholders........... $    31,453  $    26,611  $    22,343  $    20,017  $    19,403
                                                        ===========  ===========  ===========  ===========  ===========
Basic income per common share:
       Income from continuing operations..............        2.30         1.79         1.69         1.52         1.59
       Income from discontinued operations, net.......        0.04         0.10         0.11         0.11         0.02
       Income before extraordinary item...............        2.33         1.90         1.80         1.63         1.60
       Extraordinary item - loss on early extinguishme        0.06            -            -            -            -
       Net income.....................................        2.28         1.90         1.80         1.63         1.60
       Net income available to common stockholders....        1.79         1.67         1.55         1.48         1.60
                                                        ===========  ===========  ===========  ===========  ===========

Diluted income per common share:
       Income from continuing operations..............        2.26         1.77         1.66         1.50         1.56
       Income from discontinued operations, net.......        0.03         0.10         0.11         0.11         0.02
       Income before extraordinary item...............        2.30         1.87         1.77         1.61         1.58
       Extraordinary item - loss on early extinguishme        0.06            -            -            -            -
       Net income.....................................        2.24         1.87         1.77         1.61         1.58
       Net income available to common stockholders....        1.76         1.64         1.52         1.46         1.58
                                                        ===========  ===========  ===========  ===========  ===========
Weighted average shares of common stock
   outstanding
     Basic ...........................................  17,594,228   15,953,459   14,460,711   13,525,840   12,098,959
                                                        ===========  ===========  ===========  ===========  ===========
     Diluted .........................................  17,859,787   16,208,178   14,699,478   13,670,568   12,306,470
                                                        ===========  ===========  ===========  ===========  ===========
Cash dividends declared per share of common stock..... $      2.00  $      1.84  $      1.72  $      1.69  $      1.60
                                                        ===========  ===========  ===========  ===========  ===========
Balance Sheet Data (at year end):
Rental properties - net of accumulated depreciation... $   976,422      796,626      679,653      554,706      471,907
Total assets ......................................... $ 1,159,243      962,146      780,984      643,118      530,296
Secured notes payable, unsecured line of credit and te $   614,878      573,161      431,256      350,512      309,829
Total liabilities .................................... $   673,390      629,508      461,832      380,535      330,527
Stockholders' equity ................................. $   485,853      332,638      319,152      262,583      199,769

Other Data:
Income before extraordinary item...................... $    41,034       30,277       26,009       22,053       19,403
Less:
Dividends on preferred stock .........................      (8,579)      (3,666)      (3,666)      (2,036)           -
Add:
Depreciation and amortization (1).....................      34,071       30,578       24,251       18,532       10,296
Non-cash impairment charges  (2)......................       3,695            -            -            -            -
                                                        ----------- ------------ ------------ ------------ ------------
Funds from operations (3) ............................ $    70,221       57,189       46,594       38,549       29,699
                                                        =========== ============ ============ ============ ============
Cash flows from operating activities ................. $    67,050       60,340       32,931       46,011       26,111
Cash flows from investing activities ................. $  (227,840)    (192,179)    (132,480)    (113,549)    (246,753)
Cash flows from financing activities ................. $   162,204      131,439       98,879       69,430      220,136
Number of properties owned at year end ...............          89           83           76           59           52
Rentable square feet of properties owned
   at year end .......................................   5,746,664    5,319,587    4,866,497    4,037,245    3,591,130
Occupancy of properties owned at year end ............         89%           89%          91%          92%          93%
Occupancy of properties owned at year end,
   excluding properties under redevelopment...........          96%          99%          98%          96%          96%

    Includes depreciation and amortization on assets
held for sale reflected as discontinued operations.

    Non-cash impairment charges consist of a $1,150,000 impairment charge related to an asset held for sale in the San Francisco Bay market which could not be redeveloped pursuant to its original strategic objectives and a
$2,545,000 impairment charge on investments.

    We compute funds from operations ("FFO") in accordance with standards established by the Board of Governors of NAREIT in its April 2002
White Paper ("White Paper"). The White Paper defines FFO as net income (loss)
(computed in accordance with GAAP), excluding gains (or losses) from assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  For a more detailed discussion of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations - Funds from Operations."

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

  In 2002, we:

  Acquired four properties with an aggregate of
approximately 329,000 rentable square feet.  In addition, we completed the development of two properties with an aggregate of approximately 98,000 rentable square feet.

  Completed a public offering of 2,300,000 shares of our 9.10%
Series B cumulative redeemable preferred stock, resulting in aggregate proceeds of approximately $55.1 million, net of underwriting discounts and commissions and other offering costs.

  Sold 419,000 and 2,000,000 shares of common stock in two
separate transactions, resulting in aggregate proceeds of approximately $97.5 million, net of underwriting discounts and commissions and other offering costs.

  Expanded our unsecured line of credit from $325 million to $425 million and extended the term to July 2005, which may be further extended at our sole option for an additional one-year period.

  Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own.  Of the 89 properties we owned as of December
31, 2002, four were acquired in 1994, nine in 1996, ten in 1997, 29 in 1998, six in 1999, 12 in 2000, five in 2001 and four in 2002. In addition, we completed the development of one property in 1999, five properties in 2000 (together with the 12 properties acquired in 2000, the "2000 Properties"), two properties in
2001 (together with the five properties acquired in 2001, the "2001 Properties")
and two properties in 2002 (together with the four properties acquired in 2002, the "2002 Properties").  As a result of these acquisition and development activities, there have been significant continuing increases in total revenues and expenses, including significant increases in total revenues and expenses for
2002 as compared to 2001, and for 2001 as compared to 2000.

  Critical Accounting Policies

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States ("GAAP").  Our significant accounting policies are described in the notes to our consolidated financial statements.  The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

  REIT Compliance

  We have elected to be taxed as a real estate investment trust ("REIT")
under the Internal Revenue Code (the "Code"). Qualification as a REIT involves the application of highly technical and complex provisions of the Code to our operations and financial results and the determination of various factual matters and circumstances not entirely within our control. We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to qualify, and continue to qualify, as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.

  If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. If we lose our REIT status, then our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved and we would no longer be required to make distributions to our stockholders.

  Rental Properties and Properties Under Development

  Rental properties and properties under development are stated at cost.
Write-downs to estimated fair value would be recognized when impairment indicators are present and a property's estimated undiscounted future cash flows, before interest charges, are less than its book value. In that situation, we would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

  Capitalization of Costs

   We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and indirect project costs, including payroll and other costs directly associated with the acquisition, development or construction of a project.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisition or development opportunities are written-off.  Should development activity decrease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred.

   We also capitalize leasing costs, including broker fees and certain costs related to our leasing personnel.  These costs are amortized on a straight-line basis over the terms of the related leases.  Costs previously capitalized related to unsuccessful leasing opportunities are written-off.

  Valuation of Investments

   We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  If a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in our valuation assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

  Interest Rate Swap Agreements

   We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit.  These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount").  Interest received under all of our swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

   We reflect our interest rate swap agreements on the balance sheet at their estimated fair values.  We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

   All of our interest rate swap agreements meet the criteria to be deemed
"effective" under Statement of Financial Accountings Standards No. 133 in
reducing our exposure to variable interest rates.  Accordingly, we have categorized these instruments as cash flow hedges.  While we intend to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

   We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

  Revenue Recognition

  Rental income from leases with scheduled rent increases, free rent and other rent adjustments are recognized on a straight-line basis over the respective lease terms. We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

  Discontinued Operations

   The determination of whether a property qualifies as an asset held for sale and should be classified as discontinued operations requires an evaluation of certain criteria, some of which require the use of judgment.  A property is classified as held for sale when all of the following criteria for a plan of sale have been met: 1) management, having the authority to approve the action, commits to a plan to sell the property, 2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary, 3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated, 4) the sale of the property is probable and is expected to be completed within one year, 5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value and 6) actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as held for sale and its operations are classified as discontinued operations. Amounts from prior periods are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as held for sale.

  Results of Operations

  Comparison of the Year Ended December 31, 2002 to the Year Ended December
31, 2001

  Rental revenue increased by $18.2 million, or 19%, to $113.4 million for 2002 compared to $95.2 million for 2001.  The increase resulted primarily from the 2001 Properties being owned for a full year and the addition of the 2002 Properties.  Rental revenue from properties operating for a full year during 2001 and 2002 (the "2002 Same Properties") increased by $2.7 million, or 3.7%, due to increases in rental rates and offset by a slight decrease in occupancy.  The occupancy level of the 2002 Same Properties was
97.6% as of December 31, 2002, compared to 98.2% as of December 31, 2001.

  Tenant recoveries increased by $5.0 million, or 20%, to $29.7 million for
2002 compared to $24.6 million for 2001.  The increase resulted primarily from the 2001 Properties being owned for a full year and the addition of the 2002
Properties.  Tenant recoveries for the 2002 Same Properties increased by
$915,000, or 4.6%, primarily due to increases in certain recoverable operating expenses.

  Interest and other income decreased by $1.6 million, or 49%, to $1.6 million for 2002 compared to $3.2 million for 2001, primarily due to a decrease in interest income resulting from a decline in interest rates, the repayment of a
$6 million secured note receivable in March 2002 and a decrease in realized gains on investments.

  Rental operating expenses increased by $4.6 million, or 18%, to $30.0 million for 2002 compared to $25.4 million for 2001.  The increase resulted primarily from the 2001 Properties being owned for a full year and the addition of the
2002 Properties.  Operating expenses for the 2002 Same Properties increased by
$1.2 million, or 6.4%, primarily due to an increase in property insurance and property taxes (substantially all of which are recoverable from our tenants through tenant recoveries).

  The following is a comparison of property operating data for the 2002 Same
Properties computed under generally accepted accounting principles ("GAAP
Basis") and under generally accepted accounting principles, adjusted to exclude the effect of straight-line rent adjustments required by GAAP ("Cash Basis")
(dollars in thousands):

                                               Year Ended
                                               December 31,
                                          ----------------------
                                             2002        2001       Change
                                          ----------  ----------  ----------
GAAP Basis:
Revenue                                  $   99,553  $   95,877         3.8%
Rental operating expenses                    20,408      19,174         6.4%
                                          ----------  ----------  ----------
Net operating income                     $   79,145  $   76,703         3.2%
                                          ==========  ==========  ==========
Cash Basis:
Revenue                                  $   96,667  $   91,705         5.4%
Rental operating expenses                    20,408      19,174         6.4%
                                          ----------  ----------  ----------
Net operating income                     $   76,259  $   72,531         5.1%
                                          ==========  ==========  ==========

  General and administrative expenses increased by $1.7 million, or 15%, to
$13.4 million for 2002 compared to $11.7 million for 2001 primarily due to the continued increase in the scope of our operations.  From January 1, 2001 to
December 31, 2002, we expanded our scope of operations to include an additional
13 properties containing approximately 880,000 rentable square feet for a total of 89 properties located in nine states with approximately 5.7 million rentable
square feet.   To assist in managing this increase in the size of our operating portfolio, we have added personnel and offices in certain of the markets where we have properties.

  Interest expense decreased by $2.7 million, or 10%, to $25.0 million for 2002 compared to $27.7 million for 2001.  The decrease resulted primarily from a reduction in the floating interest rate on our unsecured line of credit.  The weighted average interest rate on our borrowings (not including the effect of swap agreements) decreased from 3.92% as of December 31, 2001 to 3.07% as of
December 31, 2002.  We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see "Liquidity and Capital Resources -
Unsecured Line of Credit ").  The decrease in interest expense caused by this factor was partially offset by an increase in indebtedness incurred to acquire the 2001 and 2002 Properties and indebtedness incurred to finance the development and redevelopment of properties.

  Depreciation and amortization increased by $3.7 million, or 12%, to $33.3 million for 2002 compared to $29.6 million for 2001.  The increase resulted primarily from depreciation associated with the 2001 Properties being owned for a full year and the addition of the 2002 Properties.

  During 2002, we recognized a non-cash impairment charge of $2.5 million associated with a decline in the value of certain investments below their carrying value determined to be other than temporary.

  Income from discontinued operations of $624,000 for 2002 reflects the results of operations of two properties that have been designated as held for sale.  In connection with these prospective sales, we recorded a non-cash impairment charge of $1,150,000 related to a property in the San Francisco Bay market which cannot be redeveloped pursuant to its original strategic objectives.  This charge has been included in discontinued operations for 2002.

  Extraordinary loss on early extinguishment of debt of $1 million for 2002 was incurred as a result of an early retirement of a $7.2 million secured loan in connection with a refinancing of an asset.  This extraordinary loss is related to prepayment penalties and the write-off of loan costs.

  Comparison of the Year Ended December 31, 2001 to the Year Ended
December 31, 2000

  Rental revenue increased by $16.7 million, or 21%, to $95.2 million for 2001 compared to $78.6 million for 2000.  The increase resulted primarily from the 2000 Properties being owned for a full year and the addition of the 2001 Properties.  Rental revenue from properties operating for a full year during 2000 and 2001 (the "2001 Same Properties") increased by $3.7 million, or 6.4%, due to increases in rental rates and offset by a slight decrease in occupancy.  The occupancy level of the 2001 Same Properties was
96.8% as of December 31, 2001, compared to 97.7% as of December 31, 2000.

  Tenant recoveries increased by $4.4 million, or 22%, to $24.6 million for
2001 compared to $20.3 million for 2000.  The increase resulted primarily from the 2000 Properties being owned for a full year and the addition of the 2001
Properties.  Tenant recoveries for the 2001 Same Properties increased by
$516,000, or 3.2%, generally due to an increase in certain recoverable operating expenses.

  Interest and other income decreased by $233,000, or 7%, to $3.2 million for
2001 compared to $3.4 million for 2000, resulting primarily from a decline in interest rates and a decline in service fee income.  Service fee income is earned when we supervise construction projects for third parties.

  Rental operating expenses increased by $4.2 million, or 20%, to $25.4 million for 2001 compared to $21.2 million for 2000.  The increase resulted primarily from the 2000 Properties being owned for a full year and the addition of the
2001 Properties.  Operating expenses for the 2001 Same Properties increased by
$983,000, or 5.9%, primarily due to an increase in utilities and tenant related expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

  The following is a comparison of property operating data computed on a GAAP
Basis and on a Cash Basis for the 2001 Same Properties (dollars in thousands):

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
                                          ==========  ==========  ==========

  General and administrative expenses increased by $2.7 million, or 30%, to
$11.7 million for 2001 compared to $9.0 million for 2000 due to the continued
increase in the scope of our operations.  From January 1, 2000 to December 31,
2001, we expanded our scope of operations to include an additional 24 properties containing approximately 1.3 million rentable square feet for a total of 82 properties located in nine states with approximately 5.3 million rentable square
feet.   To assist in managing this increase in the size of the operating portfolio, we added personnel and offices in certain of the markets where we have properties.

  Interest expense increased by $3.4 million, or 14%, to $27.7 million for 2001 compared to $24.3 million for 2000.  The increase resulted primarily from indebtedness we incurred to acquire the 2000 and 2001 Properties and indebtedness incurred to finance the development and redevelopment of properties which have been completed.  The increase in interest expense caused by these factors was partially offset by a decrease in the floating interest rate on our unsecured line of credit.  The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) decreased from 8.32% as of December 31, 2000 to 3.92% as of December 31, 2001.  We have entered into certain swap agreements to hedge our borrowings at variable interest rates (see
"Liquidity and Capital Resources - Unsecured Line of Credit ").

  Depreciation and amortization increased by $6.3 million, or 27%, to $29.6 million for 2001 compared to $23.3 million for 2000.  The increase resulted primarily from depreciation associated with the 2000 Properties being owned for a full year and the addition of the 2001 Properties.

  Income from discontinued operations increased by $86,000, or 6%, to $1.6 million for 2001 compared to $1.5 million for 2000.  The increase resulted primarily from a decrease in interest expense for one of the properties held for sale.

  Liquidity and Capital Resources

  Cash Flows

  Net cash provided by operating activities for 2002 increased by
$6.7 million to $67.1 million compared to $60.3 million for 2001.  The increase resulted primarily from increases in cash flows from our portfolio of operating properties, partially offset by a decline in accounts payable, accrued expenses and tenant security deposits.

  Net cash used in investing activities increased by $35.7 million to $227.8 million for 2002 compared to $192.2 million for 2001.  This increase was primarily due to a higher level of property acquisition costs.

  Net cash provided by financing activities increased by $30.8 million to
$162.2 million for 2002 compared to $131.4 million for 2001.  Cash provided by financing activities for 2002 and 2001 primarily consisted of net proceeds from our unsecured line of credit, unsecured term loan, secured debt and issuances of common and preferred stock and exercise of stock options, partially offset by principal reductions on our secured debt and distributions to stockholders.

  Off-Balance Sheet Arrangements

   As of December 31, 2002, we have no off-balance sheet
arrangements.

  Contractual Obligations and Commitments

  Contractual obligations as of December 31, 2002, consists of the following (dollars in thousands):

                                                 Payments by Period
                                       ---------------------------------------------
                             Total       2003    2004-2005    2006-2007 Thereafter
           ---------------------------------------------
Secured notes payable(1)$  275,125 $     5,597 $    32,193 $   55,393 $   181,942

Ground lease obligations    26,202         790       1,460      1,461      22,491

Other obligations              789         472         317          -           -
                        ------------------------------------------------------------
Total                   $  302,116 $     6,859 $    33,970 $   56,854 $   204,433
                        ============================================================

  (1)     Excludes unamortized premium of two secured notes payable.

   Secured notes payable as of December 31, 2002 includes 14
notes secured by 32 properties.

   Ground lease obligations as of December 31, 2002 includes leases at five of our properties and one land development parcel.  These lease obligations have remaining lease terms of 14 to 53 years, exclusive of extension options.

   As of December 31, 2002, we were committed under the terms of construction contracts and certain leases to complete the development of buildings and related improvements at a remaining aggregate cost of $6.0 million.

  As of December 31, 2002, we were also committed to fund approximately $51.4 million for the construction of building infrastructure improvements and for certain investments.

  Tenant Security Deposits and Restricted Cash

   Tenant security deposits and restricted cash consists of the following (in thousands):

                                                           December 31,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------
Funds held in trust under the terms of
    certain secured notes payable                    $    5,692  $    5,583

Security deposit funds based on the terms
    of certain lease agreements                           1,967       1,647

Funds held in escrow to complete the development
    of an office/laboratory facility                        361       4,298
                                                      ----------  ----------
                                                     $    8,020  $   11,528
                                                      ==========  ==========

  Secured Debt

  Secured debt as of December 31, 2002, consists
of the following (dollars in thousands):

                                      Balance at     Stated
                                     December 31,   Interest
Collateral                               2002         Rate        Maturity Date
------------------------------------ ------------ -------------  ---------------

Worcester, MA (1)                        $10,286          8.75%  January 2006

Durham, NC (two properties)               12,038          8.68%  December 2006

Gaithersburg, MD (three properties)        9,808          8.25%  August 2007

Cambridge, MA (2)                         18,777         9.125%  October 2007

Chantilly, VA and Seattle, WA             34,852          7.22%  May 2008

San Diego, CA (four properties)           41,259          6.95%  July 2009

Worcester, MA and San Diego, CA           18,542          8.71%  January 2010

Gaithersburg, MD (two properties)         24,327          8.33%  November 2010

San Diego, CA (six properties)            23,839          7.75%  July 2011

San Diego, CA                             11,637          7.50%  August 2011

Gaithersburg, MD (three properties)       28,031          7.40%  January 2012

Alameda, CA                                3,520         7.165%  January 2014

Seattle, WA  (two properties)             18,109          7.75%  June 2016

San Francisco, CA (two properties)        21,853   LIBOR + 1.70% January 2005  (3)
                                     ------------
                                        $276,878
                                     ============

  __________

    The balance shown includes an
unamortized premium of $374,000; the effective rate of the loan is 7.25%.

    The balance shown includes an unamortized premium of $1,379,000;
the effective rate of the loan is 7.25%.

    The loan may be extended, at our option,
for an additional year.

  The following is a summary of the scheduled principal
payments for our secured debt as of December 31, 2002 (in thousands):

                     Year               Amount
            -----------------------   -----------

            2003                     $     5,597
            2004                           5,304
            2005                          26,889
            2006                          24,710
            2007                          30,683
            Thereafter                   181,942
                                      -----------
            Subtotal                     275,125
            Unamortized premium            1,753
                                      -----------
                                     $   276,878
                                      ===========

  Unsecured Line of Credit

  In July 2002, we expanded and extended our unsecured line of credit.  Our new line of credit amends our $325 million unsecured line of credit that was scheduled to mature in February 2003 and has been used to pay off our
$50 million unsecured term loan.  The maximum permitted amount of borrowings under the amended line of credit is $425 million.  The amended line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period.  Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a
LIBOR-based rate or the higher of the bank's reference rate and the Federal
Funds rate plus 0.5%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

  Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio.  In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers.  As of December 31, 2002, borrowings outstanding on the line of credit carried a weighted average interest rate of 3.07%.

  Aggregate borrowings under the line of credit may be limited to an amount based on the net operating income derived from a pool of unencumbered properties.  As of December 31, 2002, the amount calculated under these provisions exceeded the maximum permitted borrowings of $425 million.

  We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit.  These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount").
Interest received under all of our swap agreements is based on the one-month
LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

  The following table summarizes our interest rate swap agreements (dollars in thousands):

                                      Notional      Interest     Termination
Transaction Date    Effective Date     Amount       Pay Rate         Date        Fair Value
----------------   ---------------- -------------   --------   ----------------   ---------
April 2000           May 20, 2000    $  50,000         7.00%   January 2, 2003   $     (23)

January 2001       January 31, 2001     50,000         6.35%   December 31, 2002         -

July 2000            May 31, 2001       50,000         7.07%     May 31, 2003       (1,204)

March 2002         December 31, 2002    50,000         5.36%   December 31, 2004    (3,531)

July 2002          January 1, 2003      25,000        3.855%    June 30, 2005       (1,099)

July 2002          January 1, 2003      25,000        3.865%    June 30, 2005       (1,106)

December 2002      January 2, 2003      25,000        3.285%    June 30, 2006         (633)

December 2002      January 2, 2003      25,000        3.285%    June 30, 2006         (633)

November 2002        June 1, 2003       25,000        3.115%   December 31, 2005      (392)

November 2002        June 1, 2003       25,000        3.155%   December 31, 2005      (417)
                                                                                 ----------
                                                                                 $  (9,038)
                                                                                 ==========

  Effective January 1, 2001, we adopted Statement of Financial Accounting
Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and
Hedging Activities," as amended by Statement No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities."  SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  Specifically, SFAS 133 requires us to reflect our interest rate swap agreements on the balance sheet at their estimated fair values.  We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.  As of January 1, 2001, the adoption of SFAS 133, as amended, resulted in qualifying interest rate swap agreements reported on the balance sheet as a liability of approximately $3.5 million, with a corresponding reduction to accumulated other comprehensive income, a separate component of stockholders' equity.

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

  We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.  In addition, we have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are on the standard International Swaps &
Derivatives Association, Inc. ("ISDA") form) define certain terms between us and each counterparty to address and minimize certain risks associated with our swap agreements, including a default by a counterparty.

  On January 22, 2001, we terminated an interest rate swap agreement with a notional amount of $50 million, an interest pay rate of 7.25% and a maturity of
December 31, 2001.  The terminated interest rate swap agreement was replaced with the 6.35% interest rate swap agreement as shown in the table above.  The fair value of the terminated interest rate swap agreement at the date of termination (a liability of $950,000) was transferred to the replacement 6.35%
interest rate swap agreement.  During 2001, approximately $475,000 was reclassified from other comprehensive income to interest expense.  Approximately
$475,000 was credited against interest expense during 2002.  These adjustments resulted in an effective interest pay rate for the 6.35% interest rate swap agreement of 7.30% for 2001 and 5.40% for 2002.

  As of December 31, 2002 and 2001, our interest rate swap agreements have been reported in the accompanying balance sheets at their fair value as other liabilities of approximately $9.0 million and $7.5 million, respectively.  The offsetting adjustments were reflected as deferred losses in accumulated other comprehensive income of $9.0 million and $7.0 million, respectively.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

  Other Resources and Liquidity Requirements

  In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million, net of offering costs.  In February 2002, we sold
418,970 shares of our common stock.  The shares were issued at a price of $39.46 per share, resulting in aggregate proceeds of approximately $16.1 million, net of offering costs.  In July 2002, we sold 2,000,000 shares of our common stock.
The shares were issued at a price of $41.07 per share, resulting in aggregate proceeds of approximately $81.4 million, net of offering costs.

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

  Capital Expenditures, Tenant Improvements and Leasing Costs

  The following table shows total and weighted average per square foot property related capital expenditures, tenant improvements and leasing costs
(all of which are added to the basis of the properties) related to our life science facilities (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2002, 2001, 2000,
1999 and 1998, attributable to leases that commenced at our properties after our acquisition.

                                      Total/
                                     Weighted
                                      Average       2002           2001         2000          1999        1998
                                    -----------  -----------    ----------   ----------    ----------  ----------
Capital expenditures:
   Major capital expenditures (1)  $ 1,584,000  $   921,000    $  524,000   $  139,000    $-          $-
   Recurring capital expenditures    3,674,000    1,510,000 (2)   706,000      639,000       478,000     341,000
   Weighted average square feet
     in portfolio                   21,794,905    5,499,660     5,131,176    4,448,916     3,823,290   2,891,863
   Per weighted average square
     foot in portfolio
   Major capital expenditures (1)  $      0.07  $      0.17    $     0.10   $     0.03    $-          $-
   Recurring capital expenditures  $      0.17  $      0.27 (2)$     0.14   $     0.14    $     0.13  $     0.12

Tenant improvements and leasing
costs:
  Retenanted space (3)
    Tenant improvements and
      leasing costs                $ 3,692,000  $   498,000    $  466,000   $  796,000    $1,454,000  $  478,000
    Retenanted square feet             890,667      318,642       151,161 (3)  112,286 (3)   220,397      88,181
    Per square foot leased of
      retenanted space             $      4.15  $      1.56    $     3.08   $     7.09    $     6.60  $     5.42

  Renewal space
    Tenant improvements and
      leasing costs                $ 1,319,000  $   526,000    $  451,000   $  124,000    $  149,000  $   69,000
    Renewal square feet              1,092,417      255,978       432,717      233,017        93,667      77,038
    Per square foot leased of
      renewal space                $      1.21  $      2.05    $     1.04   $     0.53    $     1.59  $     0.90

    Major capital expenditures consist of roof replacements and HVAC systems which are typically identified and considered at the time a property is acquired.

    Recurring capital expenditures for 2002 includes $552,000 ($0.10 per square foot in portfolio) related to a fully leased property in San Diego, California that underwent substantial renovation in 2002.

    Excludes space that has undergone redevelopment before retenanting.

  Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. Approximately 88% of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures required.

  Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property age, location and characteristics, the type of lease (renewal tenant or retenanted space), the involvement of external leasing agents and overall competitive market conditions.

  Inflation

  As of December 31, 2002, approximately 86% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto).  In addition, approximately 9%
of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 93% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed
(generally ranging from 3% to 4%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit.

  Funds from Operations

  We believe that funds from operations ("FFO") is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in its
April 2002 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines
FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance of REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Cash Flows" for information regarding these measures of cash flow.)

  The following table presents our FFO for the years ended
December 31, 2002, 2001 and 2000 (in thousands):

                                            Year Ended December 31,
                                          ----------------------------------
                                             2002        2001        2000
                                          ----------  ----------  ----------

Income before extraordinary item            $41,034     $30,277     $26,009
Less:
   Dividends on preferred stock              (8,579)     (3,666)     (3,666)
Add:
   Depreciation and amortization             34,071      30,578      24,251
   Non-cash impairment charges  (1)           3,695           -           -
                                          ----------  ----------  ----------
Funds from operations                       $70,221     $57,189     $46,594
                                          ==========  ==========  ==========

    Non-cash impairment charges consist of a
$1,150,000 impairment charge related to an asset held for sale in the San
Francisco Bay market which could not be redeveloped pursuant to its original strategic objectives and a $2,545,000 impairment charge on
investments.

  Property and Lease Information

  The following table is a summary of our property portfolio as of
December 31, 2002 (dollars in thousands):

                                                  Rentable    Annualized
                                      Number of    Square       Base     Occupancy
                                      Properties    Feet        Rent    Percentage
                                      ---------- -----------  --------- -----------

California - Pasadena                         1      31,343        602        95.7%
California - San Diego                       20     818,711     23,555        97.4%
California - San Francisco Bay               11     635,971     19,633        96.6%
Eastern Massachusetts                        10     695,394     23,221        87.1%(1)
New Jersey/Suburban Philadelphia              6     346,919      6,211       100.0%
Southeast                                     4     220,553      3,520        86.1%(2)
Suburban Washington D.C.                     20   1,666,993     27,244        97.9%
Washington - Seattle                          5     440,284     16,074       100.0%
                                      ---------- -----------  --------- -----------
Subtotal                                     77   4,856,168    120,060        95.9%
Redevelopment Properties                     12     890,496     11,217        51.9%
                                      ---------- -----------  --------- -----------
Total                                        89   5,746,664  $ 131,277        89.1%
                                      ========== ===========  ========= ===========

    A significant portion of the vacant space in Eastern
Massachusetts (76,789 square feet of the 90,025 vacant square feet) is located in Worcester and Randolph, which submarkets have exhibited significant weakness.

    Substantially all of the vacant space is office or warehouse space.

  The following table summarizes certain
information with respect to the lease expirations of our properties as of
December 31, 2002:

                                       Square     Square Footage   Annualized Base
           Year of      Number of    Footage of   as a Percentage  Rent of Expiring
            Lease       Expiring      Expiring      of Leased        Leases (Per
          Expiration     Leases        Leases       Portfolio       Square Foot)
          ----------   -----------   ----------   --------------   ---------------

          2003                 55      591,523             11.6%           $23.30
          2004                 32      480,440              9.4%           $20.42
          2005                 17      270,716              5.3%           $27.66
          2006                 31      765,627             15.0%           $23.86
          2007                 16      354,436              6.9%           $24.39
          Thereafter           49    2,656,240             51.8%           $27.21

  The following table is a summary of our lease
activity for the year ended December 31, 2002, computed on a GAAP Basis and on a
Cash Basis:

                                                                               Rental      TI's/Lease    Average
                                    Number     Square    Expiring      New      Rate      Commissions     Lease
                                   of Leases   Footage     Rate       Rate    Increase      Per Foot      Term
                                  ----------- ---------  ---------  --------- ---------   ------------ -----------
Lease Activity - Expired Leases

Lease Expirations
    Cash Basis                            70   895,137     $21.24       -         -            -            -
    GAAP Basis                            70   895,137     $20.31       -         -            -            -
Renewed / Released Space
    Cash Basis                            31   574,620     $21.46     $23.01       7.2%(1)   $1.78        3.5 Years
    GAAP Basis                            31   574,620     $21.02     $23.74      12.9%(1)   $1.78        3.5 Years
Month-to-Month Leases
    Cash Basis                            16    64,256     $24.54     $18.86     -23.1%(2)     -            -
    GAAP Basis                            16    64,256     $24.40     $18.86     -21.7%(2)     -            -
Total Leasing
    Cash Basis                            47   638,876     $21.77     $22.59       3.8%(3)     -            -
    GAAP Basis                            47   638,876     $21.36     $23.25       8.8%(3)     -            -

Redeveloped/Developed/
Vacant Space Leased
    Cash Basis                            26   351,509       -        $33.70      -          $11.43       7.2 Years
    GAAP Basis                            26   351,509       -        $36.64      -          $11.43       7.2 Years

All Lease Activity
    Cash Basis                            73   990,385       -        $26.53      -            -            -
    GAAP Basis                            73   990,385       -        $28.00      -            -            -

    Excluding a lease for 8,424 square feet in
the San Francisco Bay market, rental rates for renewed or released space were on average 9.0% higher than expiring rates on a Cash Basis and 14.5% higher than expiring rates on a GAAP Basis.

    Excluding a month-to-month lease for 13,700 square feet in the San Francisco Bay market for a property targeted for redevelopment in 2003, rental rates for month-to-month leases were on average 2.7% higher than expiring rates on a Cash
Basis and 3.7% higher than expiring rates on a GAAP Basis.

    Excluding the leases in the San Francisco Bay market identified in (1) and (2)
above, rental rates for all lease activity for expired leases were on average
8.6% higher than expiring rates on a Cash Basis and 13.7% higher than expiring rates on a GAAP Basis.

  Item 7a. Quantitative and
Qualitative Disclosures About Market Risk

  Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which we are exposed is interest rate risk, which may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

  In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts.
The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, such as counter-party credit risk and the legal enforceability of hedging contracts.

  Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our swap agreements in effect on, December 31, 2002, we estimate that a 1% increase in interest rates on our line of credit, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.4 million.  We further estimate that a 1% decrease in interest rates on our line of credit, after considering the effect of our interest rate swap agreements in effect December 31, 2002, would increase annual future earnings and cash flows by approximately $1.4 million.  A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $18.4 million.  A 1%
decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $19.3 million.

  These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2002.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

  We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.
We classify investments in publicly traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss.
Investments in privately held entities are generally accounted for under the cost method, as we do not influence any of the investees' operating or financial policies.  For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  In 2002, we recorded non-cash impairment charges of $2,545,000 to write down certain investments for which we deemed the decline in fair value to be other than temporary.  There is no assurance that future declines in values will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments would decrease their fair value by approximately $4 million.

  Item 8. Consolidated Financial Statements and
Supplementary Data

  The consolidated financial statements and supplementary
data required by Regulation S-X are included in this Report on Form 10-K beginning on page F-1.

  Item 9. Changes in and Disagreements with
Accountants on Accounting and Financial Disclosures

  None.

  PART III

  Item 10. Directors and Executive Officers of the
Registrant

  The information set forth under the caption "Board of
Directors, Executive Officers and Senior Management" in our definitive proxy statement for our 2003 annual meeting of stockholders to be filed pursuant to
Regulation 14A within 120 days after the end of our 2002 fiscal year (the "2003
Proxy Statement") is incorporated herein by reference.

  Item 11. Executive Compensation

  The information set forth under the caption "Board of Directors,
Executive Officers and Senior Management - Executive Compensation" in our 2003
Proxy Statement is incorporated herein by reference.

  Item 12. Security Ownership of Certain
Beneficial Owners and Management

  Equity Compensation Plan Information

 Number of Securities to be issued upon exercise of outstanding options and awards (a)

  Weighted-average exercise price of outstanding options and awards (b)

 Number of securities remaining available for
future issuance under the Stock Plan (excluding securities reflected in column
a) (c)

 Equity Compensation Plan Approved by Stockholders - 1997
Incentive Plan

1,011,166

$34.39

362,211

  The information set forth under the caption "Security Ownership of Management and Principal Stockholders" in our 2003 Proxy Statement is incorporated herein by reference.

  Item 13. Certain Relationships and Related
Transactions

   None.

  Item 14. Controls and Procedures

   As of December 31, 2002, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer
("CFO"), of the effectiveness of the design and operation of our controls and procedures.  Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of December 31, 2002.  There have been no significant changes in these controls or in other factors that could significantly affect these controls subsequent to December 31, 2002.

  PART IV

  Item 15. Exhibits, Consolidated Financial Statements
Schedules and Reports on Form 8-K

  (a) Consolidated Financial Statements and
Schedules

  The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

  (b) Reports on Form 8-K

  We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

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

4.2 *

 Specimen certificate representing shares of Common Stock, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-
23545)

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

10.9 *

  Amended and Restated 1997 Stock Award and Incentive Plan of
Alexandria, dated December 29, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002

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

10.15 *

  Third Amended and Restated Revolving Loan Agreement, dated as of
July 11, 2002, among Alexandria Real Estate Equities, Inc., Alexandria Real
Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Fleet National Bank, as Administrative Agent,
Fleet Securities, Inc. and JP Morgan Securities, Inc., as Co-Lead Arrangers, JP
Morgan Securities, Inc. and Societe Generale, as Co-Syndication Agents,
CommerzBank AG, New York and Grand Cayman Branches and KeyBank National
Association, as Co-Documentation Agents and Dresdner Bank AG, New York and Grand
Cayman Branches, as Senior Managing Agent

10.16 *

  Amendment to Amended and Restated Executive Employment Agreement
between Alexandria and Joel S. Marcus, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on
March 30, 2001

10.17 *

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
2001

10.20 *

  Term Loan Agreement among Alexandria, the Operating Partnership,
ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Then or Thereafter a
Party Thereto, the Banks therein named, the Other Banks Which May Become Parties
Thereto, Fleet National Bank, as Managing Agent, and Fleet Securities, Inc., as
Arranger, dated October 17, 2001, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002

10.21 *

  Alexandria's 2000 Deferred Compensation Plans, effective December 1, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the
Commission on March 29, 2002

12.1

 Computation of Consolidated Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends

21.1

List of Subsidiaries of Alexandria

23.1

Consent of Ernst & Young LLP

99.1

 Certifications of Alexandria's Chief Executive Officer and Chief
Financial Officer pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002)

  ___________________

  (*)  Incorporated by reference.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the
Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ALEXANDRIA REAL ESTATE EQUITIES, INC.

 Dated March 27, 2003

 By:      /s/ JOEL S. MARCUS
             Joel S. Marcus
Chief Executive Officer

  KNOW ALL THOSE BY THESE PRESENTS, that each person whose
signature appears below constitutes and appoints Jerry M. Sudarsky, Joel S.
Marcus and Peter J. Nelson, and each of them, as his true and lawful attorneys-
in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and
Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature

Title

Date

 /s/ JERRY M. SUDARSKY
Jerry M. Sudarsky

Chairman of the Board of Directors

March 28, 2003

 /s/ JOEL S. MARCUS
Joel S. Marcus

 Chief Executive Officer (Principal Executive Officer) and
Director

March 27, 2003

 /s/ JAMES H. RICHARDSON
James H. Richardson

President and Director

March 28, 2003

 /s/ PETER J. NELSON
Peter J. Nelson

 Chief Financial Officer, Senior Vice President, Treasurer and
Secretary (Principal Financial and Accounting Officer)

March 27, 2003

 /s/ RICHARD B. JENNINGS
Richard B. Jennings

Director

March 28, 2003

 /s/ DAVID M. PETRONE
David M. Petrone

Director

March 28, 2003

 /s/ ANTHONY M. SOLOMON
Anthony M. Solomon

Director

March 28, 2003

 /s/ ALAN G. WALTON
Alan G. Walton

Director

March 27, 2003

  I, Joel S. Marcus, Chief Executive Officer and Principal Executive Officer of
Alexandria Real Estate Equities, Inc., certify that:

    I have reviewed this annual report on Form 10-K of Alexandria Real Estate
Equities, Inc.;

    Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
 Evaluation Date;

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

 The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  March 27, 2003

  /s/ Joel S. Marcus

  Joel S. Marcus

  Chief Executive Officer

  Principal Executive Officer

  I, Peter J. Nelson, Chief Financial Officer and Principal Financial and
Accounting Officer of Alexandria Real Estate Equities, Inc., certify that:

    I have reviewed this annual report on Form 10-K of Alexandria Real Estate
Equities, Inc.;

    Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

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

    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  March 27, 2003

  /s/ Peter J. Nelson

  Peter J. Nelson

  Chief Financial Officer

  Principal Financial and Accounting Officer

  Report of
Independent Auditors

  To the Board of Directors and Stockholders of

Alexandria Real Estate Equities, Inc.

  We have audited the accompanying consolidated balance sheets of Alexandria
Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31,
2002 and 2001, and the related consolidated statements of income, stockholders'
equity, and cash flows for each of the three years in the period ended December
31, 2002. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real
Estate Equities, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  /s/ Ernst & Young LLP

  Los Angeles, California

February 13, 2003

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                         (Dollars In Thousands, Except Per Share Amounts)

                                                                 December 31,
                                                             --------------------
                                                               2002       2001
                                                             ---------  ---------
                          Assets
Rental properties, net                                      $ 976,422  $ 796,626
Properties under development                                   68,386     65,250
Cash and cash equivalents                                       3,790      2,376
Tenant security deposits and other restricted cash              8,020     11,528
Tenant receivables                                              2,641      3,123
Deferred rent                                                  26,063     20,593
Other assets                                                   73,921     62,650
                                                             ---------  ---------
Total assets                                                $1,159,243  $ 962,146
                                                             =========  =========

           Liabilities and Stockholders' Equity
Secured notes payable                                       $ 276,878  $ 245,161
Unsecured line of credit and unsecured term loan              338,000    328,000
Accounts payable, accrued expenses and tenant security
  deposits                                                     47,118     48,057
Dividends payable                                              11,394      8,290
                                                             ---------  ---------
                                                              673,390    629,508

Commitments and contingencies

Stockholders' equity:
   9.50% Series A cumulative redeemable preferred
     stock, $0.01 par value per share, 1,610,000
     shares authorized; 1,543,500 shares issued and
     outstanding at December 31, 2002 and 2001; $25.00
     liquidation value                                         38,588     38,588
   9.10% Series B cumulative redeemable preferred
     stock, $0.01 par value per share, 2,300,000
     shares authorized; 2,300,000 shares issued
     and outstanding at December 31, 2002; $25.00
     liquidation value                                         57,500          -
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 18,973,957 and 16,354,541 shares
     issued and outstanding at December 31, 2002
     and 2001, respectively                                       190        163
   Additional paid-in capital                                 399,831    301,818
   Deferred compensation                                       (1,432)    (1,782)
   Retained earnings                                                -          -
   Accumulated other comprehensive income                      (8,824)    (6,149)
                                                             ---------  ---------
Total stockholders' equity                                    485,853    332,638
                                                             ---------  ---------
Total liabilities and stockholders' equity                  $1,159,243  $ 962,146
                                                             =========  =========

  See accompanying notes.

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                               Consolidated Statements of Income

                         (Dollars In Thousands, Except Per Share Amounts)

                                                    Year Ended December 31,
                                               -------------------------------------
                                                  2002         2001         2000
                                               -----------  -----------  -----------
Revenues
   Rental                                      $   113,387  $    95,223  $    78,551
   Tenant recoveries                                29,675       24,648       20,277
   Interest and other income                         1,610        3,165        3,398
                                                -----------  -----------  -----------
                                                   144,672      123,036      102,226
Expenses
   Rental operations                                30,040       25,442       21,210
   General and administrative                       13,436       11,694        8,986
   Interest                                         24,984       27,666       24,307
   Depreciation and amortization                    33,257       29,606       23,277
   Impairment on investments                         2,545            -            -
                                                -----------  -----------  -----------
                                                   104,262       94,408       77,780
                                                -----------  -----------  -----------
Income from continuing operations                   40,410       28,628       24,446

Income from discontinued operations, net               624        1,649        1,563
                                                -----------  -----------  -----------
Income before extraordinary item                    41,034       30,277       26,009

Extraordinary item - loss on early
   extinguishment of debt                            1,002            -            -
                                                -----------  -----------  -----------
Net income                                     $    40,032  $    30,277  $    26,009
                                                ===========  ===========  ===========

Dividends on preferred stock                   $     8,579  $     3,666  $     3,666
                                                -----------  -----------  -----------
Net income allocated to common
   stockholders                                $    31,453  $    26,611  $    22,343
                                                ===========  ===========  ===========
Basic income per common share:
   Income from continuing operations           $      2.30  $      1.79  $      1.69
   Income from discontinued operations                0.04         0.10         0.11
   Income before extraordinary item                   2.33         1.90         1.80
   Extraordinary item - loss on early extinguis       0.06            -            -
   Net income                                         2.28         1.90         1.80
   Net income available to common stockholders $      1.79  $      1.67  $      1.55

Diluted income per common share:
   Income from continuing operations           $      2.26  $      1.77  $      1.66
   Income from discontinued operations                0.03         0.10         0.11
   Income before extraordinary item                   2.30         1.87         1.77
   Extraordinary item - loss on early extinguis       0.06            -            -
   Net income                                         2.24         1.87         1.77
   Net income available to common stockholders $      1.76  $      1.64  $      1.52

Weighted average shares of common
   stock outstanding:
   Basic                                        17,594,228   15,953,459   14,460,711
                                                ===========  ===========  ===========
   Diluted                                      17,859,787   16,208,178   14,699,478
                                                ===========  ===========  ===========

  See accompanying notes.

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                          Consolidated Statements of Stockholders' Equity

                         (Dollars In Thousands)

                                                                                                                                          Accumulated
                                                          Series A    Series B   Number of            Additional                              Other
                                                         Preferred   Preferred    Common     Common    Paid-In    Deferred     Retained    Comprehensive
                                                           Stock       Stock      Shares      Stock    Capital   Compensation  Earnings       Income       Total
                                                         ----------  ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 1999                            $    38,588 $        -  13,745,622  $   137  $ 225,180  $    (1,494)  $        -  $        172  $  262,583
   Net income                                                    -           -           -        -          -            -       26,009             -      26,009
   Unrealized gain on marketable securities                      -           -           -        -          -            -            -         1,665       1,665
                                                                                                                                                         ----------
   Comprehensive income                                          -           -           -        -          -            -            -             -      27,674
   Issuances of common stock, net of offering costs              -           -   1,625,000       16     52,101            -            -             -      52,117
   Stock compensation expense                                    -           -      18,400        -        633         (633)           -             -           -
   Amortization of stock compensation expense                    -           -           -        -          -        1,831            -             -       1,831
   Exercise of stock options                                     -           -     159,334        2      4,113            -            -             -       4,115
   Dividends declared on preferred stock                         -           -           -        -          -            -       (3,666)            -      (3,666)
   Dividends declared on common stock                            -           -           -        -     (3,159)           -      (22,343)            -     (25,502)
                                                         ----------  ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2000                                 38,588          -  15,548,356      155    278,868         (296)           -         1,837     319,152
   FAS 133 transition adjustment                                 -           -           -        -          -            -            -        (3,461)     (3,461)
   Net income                                                    -           -           -        -          -            -       30,277             -      30,277
   Unrealized loss on marketable securities                      -           -           -        -          -            -            -        (1,008)     (1,008)
   Unrealized loss on swap agreements                            -           -           -        -          -            -            -        (3,517)     (3,517)
                                                                                                                                                        ----------
   Comprehensive income                                          -           -           -        -          -            -            -             -      25,752
   Issuance of common stock, net of offering costs               -           -     500,000        5     16,746            -            -             -      16,751
   Stock compensation expense                                    -           -     122,555        1      4,326       (4,327)           -             -           -
   Amortization of stock compensation expense                    -           -           -        -          -        2,841            -             -       2,841
   Exercise of stock options                                     -           -     183,630        2      5,198            -            -             -       5,200
   Dividends declared on preferred stock                         -           -           -        -          -            -       (3,666)            -      (3,666)
   Dividends declared on common stock                            -           -           -        -     (3,320)           -      (26,611)            -     (29,931)
                                                         ----------  ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2001                                38,588           -  16,354,541      163    301,818       (1,782)           -        (6,149)    332,638
   Net income                                                    -           -           -        -          -            -       40,032             -      40,032
   Reclassification adjustment                                   -           -           -        -          -            -            -            96          96
   Unrealized loss on marketable securities                      -           -           -        -          -            -            -          (712)       (712)
   Unrealized loss on swap agreements                            -           -           -        -          -            -            -        (2,059)     (2,059)
                                                                                                                                                         ----------
   Comprehensive income                                          -           -           -        -          -            -            -             -      37,357
   Issuance of common stock, net of offering costs               -           -   2,418,970       25     97,521            -            -             -      97,546
   Issuance of Series B preferred stock, net of offering         -      57,500           -        -     (2,371)           -            -             -      55,129
   Stock compensation expense                                    -           -      76,075        1      3,642       (3,643)           -             -            -
   Amortization of stock compensation expense                    -           -           -        -          -        3,993            -             -       3,993
   Exercise of stock options                                     -           -     124,371        1      3,693            -            -             -       3,694
   Dividends declared on preferred stock                         -           -           -        -          -            -       (8,625)            -      (8,625)
   Dividends declared on common stock                            -           -           -        -     (4,472)           -      (31,407)            -     (35,879)
                                                         ----------  ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2002                            $   38,588      57,500  18,973,957  $   190  $ 399,831  $    (1,432) $         -  $     (8,824) $  485,853
                                                         ==========  ========== ===========  =======  =========  ===========  ===========  ============  ==========

  See accompanying notes

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                               Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                              Year Ended December 31,
                                                                         ----------- ------------- ------------
                                                                            2002         2001         2000
                                                                         -----------  -----------  -----------
Operating Activities
Net income                                                               $   40,032  $    30,277 $     26,009
Adjustments to reconcile net income to net cash
     provided by operating activities:
Extraordinary loss on early extinguishment of debt                            1,002            -            -
Non-cash impairment charges                                                   3,695            -            -
Depreciation and amortization                                                34,071       30,578       24,251
Amortization of loan fees and costs                                           2,379        1,275        1,021
Amortization of premiums on secured notes                                      (360)        (343)        (331)
Stock compensation expense                                                    3,651        2,841        1,831
Changes in operating assets and liabilities:
     Tenant security deposits and other restricted cash                       3,508       (4,533)      (2,314)
     Tenant receivables                                                         482         (288)         597
     Deferred rent                                                           (5,470)      (5,648)      (5,931)
     Other assets                                                           (12,942)     (11,774)     (11,976)
     Accounts payable, accrued expenses and tenant
        security deposits                                                    (2,998)      17,955         (226)
                                                                         -----------  -----------  -----------
Net cash provided by operating activities                                    67,050       60,340       32,931

Investing Activities
Purchase of rental properties                                              (103,295)     (55,746)     (48,584)
Additions to rental properties                                              (61,695)     (69,530)     (40,539)
Additions to properties under development                                   (48,479)     (57,390)     (29,813)
Additions to investments, net                                               (14,371)      (9,513)     (13,544)
                                                                         -----------  -----------  -----------
Net cash used in investing activities                                      (227,840)    (192,179)    (132,480)

Financing Activities
Proceeds from secured notes payable                                          44,663       57,293       38,061
Net proceeds from issuances of common stock                                  97,546       16,751       52,117
Net proceeds from issuance of preferred stock                                55,129            -             -
Exercise of stock options                                                     3,693        5,200        4,115
Net borrowings from unsecured line of credit
     and unsecured term loan                                                 10,000       97,000       39,000
Principal reductions on secured notes payable                               (13,427)     (12,042)      (6,026)
Proceeds from repayment of note receivable                                    6,000            -            -
Dividends paid on common stock                                              (33,912)     (29,097)     (24,722)
Dividends paid on preferred stock                                            (7,488)      (3,666)      (3,666)
                                                                         -----------  -----------  -----------
Net cash provided by financing activities                                   162,204      131,439       98,879

Net increase (decrease) in cash and cash equivalents                          1,414         (400)        (670)
Cash and cash equivalents at beginning of year                                2,376        2,776        3,446
                                                                         -----------  -----------  -----------
Cash and cash equivalents at end of year                                $     3,790  $     2,376 $      2,776
                                                                         ===========  ===========  ===========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized     $    28,130  $    29,447 $     25,315
                                                                         ===========  ===========  ===========

  See accompanying notes.

  Alexandria Real Estate
Equities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

  1. Background

  Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994.  We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space.  We refer to these properties as "life science facilities."  Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-
for-profit scientific research institutions, universities and related government agencies.  As of December 31, 2002, our portfolio consisted of 89 properties in nine states with approximately 5,747,000 rentable square feet, compared to 83 properties in nine states with approximately 5,320,000 rentable square feet as of December 31, 2001.

  2. Basis of Presentation and Summary of Significant Accounting
Policies

  Basis of Presentation

  The consolidated financial statements include the accounts of
Alexandria and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  2. Basis of Presentation and Summary of Significant Accounting
Policies (continued)

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consists of the following (in thousands):

                                          December 31,
                                    ------------------------
                                         2002        2001
                                    ------------- ----------
Unrealized gain on marketable
   securities                       $        213  $     829
Unrealized loss on interest rate
   swap agreements                        (9,037)    (6,978)
                                    ------------- ----------
                                    $     (8,824) $  (6,149)
                                    ============= ==========

  The following table provides a reconciliation of comprehensive income (in thousands):

                                    Year Ended December 31,
                                    ------------------------
                                         2002        2001
                                    ------------- ----------

Net income                          $     40,032  $  30,277
Reclassification adjustment                   96          -
Unrealized loss on marketable
   securities                               (712)    (1,008)
Unrealized loss on interest
   rate swap agreements                   (2,059)    (3,517)
                                    ------------- ----------
Comprehensive income                $     37,357  $  25,752
                                    ============= ==========

  Investments

  We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered "available for sale"
under the provisions of Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"),
and are recorded at fair value and included in other assets in the accompanying balance sheets.  Fair value has been determined by the closing trading price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity.  The classification of investments under SFAS
115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with realized gains and losses included in interest and other income.

  Investments in privately held entities are included in other assets and accounted for under the provisions of Accounting Principles Board Opinion No.
18, "The Equity Method of Accounting for Investments in Common Stock" ("APB
18").  As we do not influence any of the investees' operating or financial policies, investments in privately held entities are accounted for under the cost method.

  For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

  2.  Basis of Presentation and Summary of Significant Accounting Policies
(continued)

  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  As a result of these assessments, during 2002 we recognized aggregate non-cash impairment charges of $2,545,000 for other than temporary declines in the fair value of investments.

  The following table summarizes our available-for-sale securities (in thousands):

                                     December 31,
                                 --------------------
                                    2002       2001
                                 ---------  ---------
Cost of available-for-sale        $ 3,210   $  3,192
   securities

Non-cash impairment charges        (1,334)         -

Gross unrealized gains                214      1,527

Gross unrealized losses                 -       (698)
                                 ---------  ---------
Fair value of
   available-for-sale securities $  2,090   $  4,021
                                 =========  =========

  Investments in privately held entities as of December 31, 2002 and 2001, totaled $37,560,000 and $24,417,000, respectively.  These investments are accounted for under the cost method and are included in other assets in the accompanying balance sheets.  During 2002, we recognized an impairment charge of
$1,211,000 for other than temporary declines in the fair value of our investments in privately held entities.

  In 2002 and 2001, we reported none and $1.5 million, respectively, of net realized gains, which is included in interest and other income in the accompanying statements of income.

  Rental Properties and Properties Under Development

  Rental properties and properties under development are stated at cost.  Write-downs to estimated fair value would be recognized when impairment indicators are present and a property's estimated undiscounted future cash flows, before interest charges, are less than its book value. In that situation, we would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

  As of December 31, 2002, we designated two properties as "held for sale"
under the provisions of Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").
See Note 12, Discontinued Operations.

  Costs related to the acquisition, predevelopment, development, construction and improvement of properties are capitalized.  Interest, real estate taxes, insurance and other development related costs including certain direct and indirect costs incurred during the construction period are capitalized.

  Major replacements and betterments are capitalized and depreciated over their estimated useful lives.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisition or development opportunities are written-off.  The cost of maintenance and repairs is expensed as incurred.

  2. Basis of Presentation and Summary of Significant Accounting Policies
(continued)

  Depreciation is provided using the straight-line method using estimated lives of 30 to 40 years for buildings and building improvements, 20 years for land improvements and the terms of the respective leases for tenant improvements.

  Tenant Security Deposits and Restricted Cash

  Tenant security deposits and restricted cash
consists of the following (in thousands):

                                                           December 31,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------
Funds held in trust under the terms of
    certain secured notes payable                    $    5,692  $    5,583

Security deposit funds based on the terms
    of certain lease agreements                           1,967       1,647

Funds held in escrow to complete the development
    of an office/laboratory facility                        361       4,298
                                                      ----------  ----------
                                                     $    8,020  $   11,528
                                                      ==========  ==========

  2. Basis of Presentation and Summary of Significant Accounting Policies
(continued)

  Loan Fees and Costs

  Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense.
Loan fees and costs, net of related amortization, totaled $8,545,000 and
$6,815,000 as of December 31, 2002 and 2001, respectively, and are included in other assets on our balance sheets.

  Rental Income

  Rental income from leases with scheduled rent increases, free rent and other rent adjustments are recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent on our balance sheets.
Amounts received currently, but recognized as income in future years, are included in accrued expenses as unearned rent on our balance sheets.

  Interest Income

  Interest income was $298,000, $923,000 and $1,025,000 in 2002, 2001 and
2000, respectively, and is included in interest and other income in the accompanying statements of income.

  Leasing Costs

  Leasing costs are amortized on a straight-line basis over the terms of the related leases. Leasing costs, net of related amortization, totaled
$16,189,000 and $14,559,000 as of December 31, 2002 and 2001, respectively, and are included in other assets on our balance sheets.

  Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents approximates fair value.

  The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 2002 and 2001, the fair value of our secured notes payable was approximately $292,745,000 and $290,886,000, respectively.

  2. Basis of Presentation and Summary of Significant Accounting Policies
(continued)

  Net Income Per Share

  The following table shows the computation of net income per share of common stock outstanding, as well as the dividends declared per share of common stock:

                                              Year Ended December 31,
                                          ------------------------------------
                                             2002         2001        2000
                                          -----------  ----------- -----------
                                       (Dollars in thousands, except per share amounts)

Net income available to common
   stockholders                          $    31,453  $    26,611 $    22,343
                                          ===========  =========== ===========
Weighted average shares of common stock
   outstanding - basic                    17,594,228   15,953,459  14,460,711
Add: dilutive effect of stock options and    265,559      254,719     238,767
     grants                               -----------  ----------- -----------
Weighted average shares of common stock
   outstanding - diluted                  17,859,787   16,208,178  14,699,478
                                          ===========  =========== ===========
Net income per common share -
   basic                                 $      1.79  $      1.67 $      1.55
                                          ===========  =========== ===========
Net income per common share -
   diluted                               $      1.76  $      1.64 $      1.52
                                          ===========  =========== ===========

Common dividends declared per share      $      2.00  $      1.84 $      1.72
                                          ===========  =========== ===========

  Operating Segments

  We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal operating segment.

  Income Taxes

  As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and distribute all of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.

  During 2002, 2001 and 2000, we declared dividends on our common stock of
$2.00, $1.84 and $1.72 per share, respectively.  During 2002, 2001 and 2000, we declared dividends on our Series A preferred stock of $2.375, $2.375 and $2.375 per share, respectively.  During 2002, we declared dividends on our Series B preferred stock of $1.662 per share.

  2. Basis of Presentation and Summary of Significant Accounting
Policies (continued)

  Impact of Recently Issued Accounting Standards

  In December 2002, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which addresses alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003.  The cost related to stock-based employee compensation included in the determination of net income for 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective dates of SFAS 123.  See Note 10, Stock Option Plans and Stock
Grants.

  In April 2002, FASB issued Statement of Financial Accounting Standards No.
145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrections" ("SFAS 145"), which requires any gain or loss on early extinguishment of debt that was classified as an extraordinary item that does not meet certain criteria, be reclassified from extraordinary item to continuing operations.  In accordance with SFAS 145, the extraordinary loss on early extinguishment of debt recognized in 2002 will be reclassified to continuing operations in 2003.

  In August 2001, FASB issued Statement of Financial Accounting Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS
144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,"
and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of business.  We adopted
SFAS 144 on January 1, 2002.  See Note 12, Discontinued Operations.

  In June 2001, FASB issued Statement of Financial Accounting Standards No.
141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other
Intangible Assets" ("SFAS 142").  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
It also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations.  SFAS 142 requires that these assets be reviewed for impairment at least annually.
Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  The adoption of SFAS 141 and 142 did not have a material impact on our liquidity, financial position or results of operations.

  3. Rental Properties and Properties Under Development

  Rental properties consist of the following (in
thousands):

                                               December 31,
                                          ------------------------
                                             2002         2001
                                          -----------  -----------

Land                                     $   151,297  $   121,005
Building and improvements                    829,739      667,435
Tenant and other improvements                108,863       92,276
                                          -----------  -----------
                                           1,089,899      880,716
Less accumulated depreciation               (113,477)     (84,090)
                                          -----------  -----------
                                         $   976,422  $   796,626
                                          ===========  ===========

  3. Rental Properties and Properties Under Development
(continued)

  As of December 31, 2002, 32 of our rental properties are encumbered by deeds of trust and assignments of rents and leases associated with the properties (see
Note 5). The net book value of encumbered properties as of December 31, 2002 and
2001 is $354,895,000 and $345,200,000, respectively.

  We lease space under noncancelable leases with remaining terms of one to 15 years.

  As of December 31, 2002, approximately 86% of our leases (on a square footage basis) require that the lessee pay substantially all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

  We capitalize interest to properties under development or redevelopment during the period the asset is undergoing activities to prepare it for its intended use.  Costs related to properties under redevelopment are included in rental properties in the accompanying balance sheets.  Total interest capitalized for the years ended December 31, 2002, 2001 and 2000 was
$13,519,000, $11,371,000 and $7,710,000, respectively. Total interest incurred for the years ended December 31, 2002, 2001 and 2000 was $40,294,000,
$40,840,000 and $33,832,000, respectively.

  Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2002, are as follows (in thousands):

Year                                        Amount

2003                                     $   119,723
2004                                         110,866
2005                                         103,611
2006                                          96,343
2007                                          80,730
Thereafter                                   350,681
                                          -----------
                                         $   861,954
                                          ===========

  4. Unsecured Line of Credit

  In July 2002, we expanded and extended our unsecured line of credit.
Our new line of credit amends our $325 million unsecured line of credit that was scheduled to mature in February 2003 and has been used to pay off our $50 million unsecured term loan.  The maximum permitted amount of borrowings under the amended line of credit is $425 million.  The amended line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period.  Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a
LIBOR-based rate or the higher of the bank's reference rate and the Federal
Funds rate plus 0.5%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

  Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio.  In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers.  As of December 31, 2002, borrowings outstanding on the line of credit carried a weighted average interest rate of 3.07%.

  Aggregate borrowings under the line of credit may be limited to an amount based on the net operating income derived from a pool of unencumbered properties.  As of December 31, 2002, the amount calculated under these provisions exceeded the maximum permitted borrowings of $425 million.

  We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit.  These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount").
Interest received under all of our swap agreements is based on the one-month
LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

  4. Unsecured Line of Credit (continued)

  The following table summarizes our interest rate swap agreements
(dollars in thousands):

                                       Notional     Interest     Termination
Transaction Date    Effective Date      Amount      Pay Rate         Date         Fair Value
----------------   ---------------- -------------   --------   ----------------   ---------
April 2000           May 20, 2000    $  50,000         7.00%   January 2, 2003   $     (23)

January 2001       January 31, 2001     50,000         6.35%   December 31, 2002         -

July 2000            May 31, 2001       50,000         7.07%     May 31, 2003       (1,204)

March 2002         December 31, 2002    50,000         5.36%   December 31, 2004    (3,531)

July 2002          January 1, 2003      25,000        3.855%    June 30, 2005       (1,099)

July 2002          January 1, 2003      25,000        3.865%    June 30, 2005       (1,106)

December 2002      January 2, 2003      25,000        3.285%    June 30, 2006         (633)

December 2002      January 2, 2003      25,000        3.285%    June 30, 2006         (633)

November 2002        June 1, 2003       25,000        3.115%   December 31, 2005      (392)

November 2002        June 1, 2003       25,000        3.155%   December 31, 2005      (417)
                                                                                 ----------
                                                                                 $  (9,038)
                                                                                 ==========

  Effective January 1, 2001, we adopted Statement of Financial Accounting
Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and
Hedging Activities," as amended by Statement No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities."  SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  Specifically, SFAS 133 requires us to reflect our interest rate swap agreements on the balance sheet at their estimated fair values.  We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.  As of January 1, 2001, the adoption of SFAS 133, as amended, resulted in qualifying interest rate swap agreements reported on the balance sheet as a liability of approximately $3.5 million, with a corresponding reduction to accumulated other comprehensive income, a separate component of stockholders' equity.

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

  We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

  On January 22, 2001, we terminated an interest rate swap agreement with a notional amount of

  4. Unsecured Line of Credit (continued)

  $50 million, an interest pay rate of 7.25% and a maturity of
December 31, 2001.  The terminated interest rate swap agreement was replaced with the 6.35% interest rate swap agreement as shown in the table above.  The fair value of the terminated interest rate swap agreement at the date of termination (a liability of $950,000) was transferred to the replacement 6.35%
interest rate swap agreement.  During 2001, approximately $475,000 was reclassified from other comprehensive income to interest expense.  Approximately
$475,000 was credited against interest expense during 2002.  These adjustments resulted in an effective interest pay rate for the 6.35% interest rate swap agreement of 7.30% for 2001 and 5.40% for 2002.

  As of December 31, 2002 and 2001, our interest rate swap agreements have been reported in the accompanying balance sheets at their fair value as other liabilities of approximately $9.0 million and $7.5 million, respectively.  The offsetting adjustments were reflected as deferred losses in accumulated other comprehensive income of $9.0 million and $7.0 million, respectively.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

  5. Secured Notes Payable

  Secured notes payable consist of the following (in
thousands):

                                                                                    December 31,
                                                                                -------------------
                                                                                  2002      2001
                                                                                --------- ---------
8.75% note, due January 2006, with an effective interest rate of 7.25%
   (includes unamortized premium of $374 and $494 at December 31, 2002
   and 2001, respectively), secured by one property in Worcester, MA           $  10,286 $  10,799
8.68% note, due December 2006, secured by two properties in Durham, NC            12,038    12,182
8.25% note, due August 2007, secured by three properties in Gaithersburg, MD       9,808     9,907
9.125% note, due October 2007, with an effective interest rate of 7.25%
   (includes unamortized premium of $1,379 and $1,619 at December 31, 2002
   and 2001, respectively), secured by one property in Cambridge, MA              18,777    19,158
7.22% note, due May 2008, secured by two properties, one in Chantilly, VA
   and the other in Seattle, WA                                                   34,852    35,264
6.95% note, due July 2009, secured by four properties in San Diego, CA            41,259         -
8.71% note, due January 2010, secured by two properties, one in Worcester,
   MA and the other in San Diego, CA                                              18,542    18,676
8.33% note, due November 2010, secured by two properties in Gaithersburg, MD      24,327    24,508
7.75% note, due July 2011, secured by six properties in San Diego, CA             23,839    24,030
7.50% note, due August 2011, secured by one propety in San Diego, CA              11,637    11,912
7.40% note, due January 2012, secured by three properties in Gaithersburg, MD     28,031    28,250
7.165% note, due January 2014, secured by one property in Alameda, CA              3,520     4,811
9.00% note, due December 2014, secured by two properties in San Diego, CA              -     7,882
7.75% note, due June 2016, secured by two properties in Seattle, WA               18,109    18,842
Loan at LIBOR plus 1.7%, due January 2005 secured by two properties
   in San Francisco, CA                                                           21,853    18,940
                                                                               --------------------
                                                                               $ 276,878 $ 245,161
                                                                               ====================

  As of December 31, 2002, all of our secured notes payable, except for the
7.165% note and the LIBOR-based loan, require monthly payments of principal and interest.  The 7.165% note requires monthly payments of interest and semi-annual payments of principal. The LIBOR-based loan secured by the two properties in San
Francisco, CA, requires monthly payments of interest only.

  5.  Secured Notes Payable (continued)

  Future principal payments due on secured notes payable as of December 31,
2002, are as follows (in thousands):

                     Year               Amount
            -----------------------   -----------

            2003                     $     5,597
            2004                           5,304
            2005                          26,889
            2006                          24,710
            2007                          30,683
            Thereafter                   181,942
                                      -----------
            Subtotal                     275,125
            Unamortized premium            1,753
                                      -----------
                                     $   276,878
                                      ===========

  6. Issuances of Common Stock

  In February 2002, we sold 418,970 shares of our common stock.  The shares were issued at a price of $39.46 per share, resulting in aggregate proceeds of approximately $16.1 million (after deducting underwriting discounts and other offering costs).

  In July 2002, we sold 2,000,000 shares of our common stock.  The shares were issued at a price of $41.07 per share, resulting in aggregate proceeds of approximately $81.4 million (after deducting underwriting discounts and other offering costs).

  7. Non-Cash Transactions

  In connection with the acquisition of a property in San Diego,
California in 2001, we assumed a secured note payable. The following table summarizes this transaction (in thousands):

                                          -----------
                                             2001
                                          -----------

Aggregate purchase price                 $    20,350
Secured note payable assumed                  12,000
                                          -----------
Cash paid for the property               $     8,350
                                          ===========

  In 2002 and 2001, we incurred $3,993,000 and $2,841,000, respectively, in non-cash stock compensation expense.

  8. Preferred Stock and Excess Stock

  Series A Cumulative Redeemable Preferred Stock

  There are 1,543,500 shares of our 9.50% Series A cumulative redeemable preferred stock outstanding.  The shares were issued in 1999 at a price of $25.00 per share.  We pay dividends quarterly in arrears at an annual rate of $2.375 per share. Our Series A preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 11, 2004, except in order to preserve our status as a REIT.
Investors in our Series A preferred stock generally have no voting rights. On or after June 11, 2004, we may, at our option, redeem our Series A preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

  Series B Cumulative Redeemable Preferred Stock

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

  Preferred Stock and Excess Stock Authorizations

  Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 3,843,500 shares were issued and outstanding as of
December 31, 2002. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which were issued and outstanding at December
31, 2002.

  9. Commitments and Contingencies

  Employee Retirement Savings Plan

  We have a retirement savings plan pursuant to Section 401(k) of the
Internal Revenue Code ("Code") whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Code. We have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to $428,000, $353,000 and $254,000, respectively, for the years ended December 31, 2002, 2001 and 2000. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

  9. Commitments and Contingencies (continued)

  Concentration of Credit Risk

  We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

  We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2002, we held leases with a total of 173 tenants and 51 of our 89 properties were each leased to a single tenant. At December 31, 2002, our three largest tenants accounted for approximately 14.0% of our aggregate annualized base rent.

  We generally do not require collateral or other security from our tenants, other than security deposits.  In addition to security deposits held in cash, we held $15.7 million in irrevocable letters of credit available from certain tenants as security deposits for 47 leases as of December 31, 2002.

  Commitments

  As of December 31, 2002, we were committed under the terms of construction contracts and certain leases to complete the development of buildings and related improvements at a remaining aggregate cost of $6.0 million.

  As of December 31, 2002, we were also committed to fund approximately $51.4 million for the construction of building infrastructure improvements and for certain investments.

  As of December 31, 2002, we were committed under the terms of ground leases at five of our properties and one land development parcel.  The ground leases have remaining lease terms of 14 to 53 years (exclusive of extension options), with aggregate remaining ground lease payments of approximately $26.2 million.

  10. Stock Option Plans and Stock Grants

  1997 Stock Plan

  In 1997, we adopted a stock option and incentive plan (the "Stock
Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December
31, 2002, a total of 362,211 shares were reserved for the granting of future options and share awards under the Stock Plan.

  Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. Employee options vest ratably in three annual installments from the date of grant. Non-employee director options vest immediately on the date of grant. The options outstanding under the Stock Plan expire at various dates through November 2011.

  In addition, the Stock Plan permits us to issue share awards to our employees and non-employee directors.  A share award is an award of common stock which (i)
may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. Shares issued generally vest over a one-year period and the sale of the shares is restricted
prior to the date of vesting.   During 2002, we awarded 76,075 shares of common
stock. These shares were recorded at fair value with a corresponding charge to stockholders' equity.  The unearned portion is amortized as stock compensation expense on a straight-line basis over the vesting period.

  10. Stock Option Plans and Stock Grants (continued)

  1997 Stock Plan (continued)

  For 2002 and all prior years, we have elected to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25") and related Interpretations in accounting for our employee and non-
employee director stock options, stock grants and stock appreciation rights.
Effective January 1, 2003, the Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting
for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003.  Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Although we have elected to follow APB 25, pro forma information regarding net income and net income per share is required by SFAS 123.  This information has been determined as if we had accounted for our stock options under the fair value method under SFAS 123. The fair value of the options issued under the Stock Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002,
2001 and 2000:

                                               Year Ended December 31,
                                          ------------------------------------
                                             2002         2001        2000
                                          -----------  ----------- -----------

Risk-free interest rate                         2.69%        4.68%       5.15%
Dividend yield                                  4.04%        4.49%       4.78%
Volatility factor of the expected
  market price                                 22.04%       22.37%      23.20%
Weighted average expected life of
  the options                               4.8 years    5.2 years   4.7 years

  For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                 Year Ended December 31,
                                          ----------- ------------------------
                                             2002         2001        2000
                                          -----------  ----------- -----------

Pro forma net income available to common
     stockholders                        $    30,279  $    25,690 $    21,532
Pro forma net income per common share:
     - Basic                             $      1.72  $      1.61 $      1.49
     - Diluted                           $      1.70  $      1.59 $      1.46

  10. Stock Option Plans and Stock Grants (continued)

  1997 Stock Plan (continued)

  A summary of the stock option activity under our Stock Plan and related information for the years ended December 31, 2002, 2001 and 2000 follows:

                                      2002                   2001                 2000
                                      ---------------------- -------------------  --------------------

                                                   Weighted             Weighted             Weighted
                                                    Average             Average               Average
                                         Stock     Exercise    Stock    Exercise    Stock    Exercise
                                        Options      Price    Options    Price     Options     Price
                                      -----------  --------- ---------  --------  ---------  ---------
Outstanding-beginning of year            849,870  $   29.68   901,000  $  27.73    785,000  $   25.37
Granted                                  337,000      44.44   193,500     38.27    316,000      33.78
Exercised                               (124,371)     29.70  (183,630)    27.58   (145,334)     26.38
Forfeited                                (51,333)     33.75   (61,000)    34.48    (54,666)     32.45
                                      -----------  --------- ---------  --------  ---------  ---------
Outstanding-end of year                1,011,166  $   34.39   849,870  $  29.68    901,000  $   27.73
                                      ===========  ========= =========  ========  =========  =========

Exercisable at end of year               514,169  $   26.89   497,040  $  25.29    519,001  $   23.94
                                      ===========  ========= =========  ========  =========  =========
Weighted average fair value of
options granted                                   $    6.05            $   6.19             $    5.51
                                                   =========            ========             =========

  The following table summarizes information about stock options outstanding at
December 31, 2002:

                  Options Outstanding            Options Exercisable
              -------------------------------   ----------------------
                          Weighted
                          Average     Weighted               Weighted
Range of      Number      Remaining   Average    Number      Average
Exercise      Outstanding Contractual Exercise   Exercisable Exercise
Prices        at 12/31/02 Life        Price      at 12/31/02 Price
------------------------------------ --------   ----------------------
$20.00-$30.00    327,666       4.61   $21.91       322,666   $21.79
$30.31-$39.40    349,500       7.66   $36.46       189,503   $35.44
$39.41-$47.69    334,000       9.38   $44.45         2,000   $39.41

  11. Quarterly Financial Data (Unaudited)

  Following is a summary of consolidated financial information on a quarterly basis for 2002 and 2001:

                                                                         Quarter
                                                ----------------------------------------------------------
                                                    First         Second          Third         Fourth
                                                -------------  -------------  -------------  -------------
                                                  (In thousands, except per share amounts)

2002
----
Revenues                                       $      33,672  $      34,841  $      36,864  $      39,295
Net income available to common
   stockholders                                $       7,698  $       7,995  $       8,530  $       7,229

  Basic income per share:
    Income from continuing operations                   0.56           0.59           0.62           0.53
    Income (loss) from discontinued operations,         0.03           0.02           0.02          (0.03)
    Income before extraordinary item                    0.59           0.61           0.64           0.50
    Extraordinary item - loss on early extinguis           -              -           0.05              -
    Net income                                          0.59           0.61           0.59           0.50
    Net income available to common stockholders         0.47           0.48           0.47           0.38
  Diluted income per share:
    Income from continuing operations                   0.55           0.57           0.61           0.53
    Income (loss) from discontinued operations,         0.02           0.02           0.02          (0.03)
    Income before extraordinary item                    0.57           0.60           0.63           0.50
    Extraordinary item - loss on early extinguis           -              -           0.05              -
    Net income                                          0.57           0.60           0.58           0.50
    Net income available to common stockholders         0.46           0.47           0.46           0.38

2001
----
Revenues                                       $      29,823  $      29,224  $      31,536  $      32,453
Net income available to common
   stockholders                                $       6,390  $       6,408  $       6,535  $       7,280

  Basic income per share:
    Income from continuing operations          $        0.45  $        0.43  $        0.44  $        0.48
    Income from discontinued operations, net            0.03           0.03           0.03           0.03
    Income before extraordinary item                    0.47           0.46           0.46           0.51
    Extraordinary item - loss on early extinguis           -              -              -              -
    Net income                                          0.47           0.46           0.46           0.51
    Net income available to common stockholders$        0.41  $        0.40  $        0.41  $        0.45

   Diluted income per share:
    Income from continuing operations          $        0.44  $        0.43  $        0.43  $        0.47
    Income from discontinued operations, net            0.03           0.02           0.03           0.03
    Income before extraordinary item                    0.47           0.45           0.45           0.50
    Extraordinary item - loss on early extinguis           -              -              -              -
    Net income                                          0.47           0.45           0.45           0.50
    Net income available to common stockholders$        0.41  $        0.39  $        0.40  $        0.44

  12. Discontinued Operations

  On January 1, 2002, Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144") became effective. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  Under SFAS
144, a property is classified as held for sale when all of the following criteria for a plan of sale have been met: 1) management, having the authority to approve the action, commits to a plan to sell the property, 2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary, 3) an active program to locate a buyer, and other actions required to complete the plan to sell have been initiated, 4) the sale of the property is probable and is expected to be completed within one year, 5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and 6)
actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
When all of these criteria have been met, the property is classified as held for sale and its operations are classified as discontinued operations. Amounts from prior periods are reclassified from continuing operations to discontinued
operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as held for sale.  The accompanying statements have been presented in compliance with SFAS 144.

  As of December 31, 2002, we had two properties that have been designated as
"held for sale" under the provisions of SFAS 144.  The net book value of one of the properties, a parcel of land which cannot be redeveloped pursuant to our original strategic objectives, has been reduced by an impairment charge of $1,150,000. This charge has been reflected in discontinued operations for
2002.  Interest expense included in discontinued operations represents interest related to a secured note payable which is expected to be either assumed by the buyer or repaid at the close of the anticipated sale.

  12. Discontinued Operations (continued)

  The following is a summary of the properties designated as "held for sale" (in thousands):

                                               Year Ended December 31,
                                          ------------------------------------
                                             2002         2001        2000
                                          -----------  ----------- -----------
Total revenue                            $     4,806  $     4,754 $     4,684
Operating expenses                               787          673         663
                                          -----------  ----------- -----------
Net operating income                           4,019        4,081       4,021
Interest                                       1,431        1,460       1,484
Depreciation                                     814          972         974
Income before non-cash                    -----------  ----------- -----------
  impairment charge                            1,774        1,649       1,563
Non-cash impairment charge                     1,150            -           -
Income from discontinued                  -----------  ----------- -----------
  operations                             $       624  $     1,649 $     1,563
                                          ===========  =========== ===========

                                               December 31,
                                          -------------------------
                                              2002         2001
                                          -----------  -----------
Properties held for sale, net            $    43,361  $    44,230
Cash and cash equivalents                          3            3
Tenant security deposits and other
   restricted cash                               115          120
Tenant receivables                                (1)         (83)
Deferred rent                                  1,081          929
Other assets                                      97           76
                                          -----------  -----------
Total assets                             $    44,656  $    45,275

Secured note payable                     $    18,777  $    19,158
Accounts payable, accrued expenses
   and tenant security deposits                1,112        1,829
                                          -----------  -----------
Total liabilities                             19,889       20,987
                                          -----------  -----------
Net assets of discontinued operations    $    24,767  $    24,288
                                          ============ ============

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                                  Schedule III

                               Consolidated Financial Statement Schedule of Rental Properties

                          and Accumulated Depreciation

                                December 31, 2002

                         (In Thousands, Except Square Foot Data)

                                                 Initial Costs          Costs           Total Costs
                                            -----------------------  Capitalized   ----------------------
                                  Square              Buildings and  Subsequent to           Buildings and              Accumulated                         Year Built/
         Property Name           Footage      Land    Improvements   Acquisition     Land    Improvements    Total    Depreciation (1)  Encumbrances         Renovated
         -------------          ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------     -------------------
North Torrey Pines Road #1        107,710  $  3,903  $       5,960  $      4,295  $  3,903  $     10,255  $  14,158  $          2,258  $         _      1971/1994
Science Park Road                  74,557         _              _        16,744         _        16,744     16,744             1,833            _      2000
North Torrey Pines Road #2         86,962     2,663         10,649         3,295     2,663        13,944     16,607             4,051            _      1986/1996
General Atomics Court #1           76,084     2,651         18,046         1,436     2,651        19,482     22,133             5,095       41,259 (2)  1986/1991
General Atomics Court #2           43,600     1,227          9,554             7     1,227         9,561     10,788             2,561            _ (2)  1991
Roselle Street #1                  18,173       463          1,840           838       463         2,678      3,141               905            _ (3)  1983/1998
Nexus Centre Drive                 67,050     2,548         13,638            13     2,548        13,651     16,199             3,404            _      1989
Nancy Ridge Drive #1               29,333       733          2,273         1,856       733         4,129      4,862               972            _  (4) 1997
Roselle Street #2                  17,603       444          1,699         1,787       444         3,486      3,930               585            _      late 1970's/1999
Tansy Street                       15,410       651          1,375         1,875       651         3,250      3,901               620            _      1978/1999
John Hopkins Court #1              34,723     1,122              _         3,870     1,122         3,870      4,992               253            _ (2)  2000
John Hopkins Court #2              55,200     1,683              _         5,636     1,683         5,636      7,319               570            _ (2)  1999
Towne Centre Drive #1              45,030       275          8,621           540       275         9,161      9,436               753            _      1987
Towne Centre Drive #2              52,228       320         10,070           821       320        10,891     11,211             1,318            _      1987/2000
Towne Centre Drive #3              41,780       258          8,170         5,742       258        13,912     14,170             1,359            _      1987/2000
Roselle Street #3                  18,193       455          2,581            95       455         2,676      3,131               168       23,839  (3) 1981
Roselle Street #4                  30,147       754          4,288            10       754         4,298      5,052               285            _  (3) 1981/1998
Roselle Street #5                  22,577       564          3,224             9       564         3,233      3,797               219            _  (3) 1981/1995
Roselle Street #6                  17,433       436          2,480            10       436         2,490      2,926               165            _  (3) 1981/1999
Roselle Street #7                  24,208       605          3,459             9       605         3,468      4,073               236            _  (3) 1981/1995
Nancy Ridge Drive #2               21,940       515          1,566         2,315       515         3,881      4,396               249            _      early 1980's
Campus Point Drive                 71,510     4,246         16,165           114     4,246        16,279     20,525               640       11,637      1986/1998
North Hill Avenue                  31,343     2,172            812         8,285     2,172         9,097     11,269               568            _      1940's/2001
Harbor Bay Parkway #1              61,015     1,506          5,357         2,285     1,506         7,642      9,148             1,914            _      1983/1999
Harbor Bay Parkway #2              27,745       775          1,917         1,408       775         3,325      4,100               619            _      1984/2000
Harbor Bay Parkway #3              47,777     1,200          3,880           259     1,200         4,139      5,339               653            _      1986/1994
Harbor Bay Parkway #4              68,711     1,800          9,731           380     1,800        10,111     11,911             1,561        3,520      1985/1994
Mitten Road & Malcolm Road        153,837     4,751         12,612         6,417     4,751        19,029     23,780             2,433            _      1962/2002
Hanover Street                     32,074         _          6,628         4,700         _        11,328     11,328             3,167            _      1968/2000
Garcia Avenue & Bayshore
   Parkway                         98,964         _         21,323         1,827         _        23,150     23,150             3,272            _      1980/2000
Oyster Point Boulevard #1          53,980     3,519              _        12,908     3,519        12,908     16,427             1,080       21,853  (5) 2001
Oyster Point Boulevard #2          53,980     3,519              _         7,640     3,519         7,640     11,159               455            _  (5) 2001
Durant Avenue                      21,481     3,313            966         2,688     3,313         3,654      6,967                 _            _      1930
Gateway Boulevard #1              110,428     7,730         24,397             _     7,730        24,397     32,127               416            _      2000
Gateway Boulevard #2               59,816     4,187         14,020             1     4,187        14,021     18,208               363            _      2002
Columbia Street #1                163,555     6,566         22,916        10,072     6,566        32,988     39,554             6,522       18,109  (6) 1975/1997
Columbia Street #2                 46,303         _            612         1,964         _         2,576      2,576                 1            _  (6) 1975/1997
Western Avenue                     47,746     1,432          7,497         2,137     1,432         9,634     11,066             1,926       34,852  (7) 1929/2000
First Avenue                       70,647     2,119         11,275         4,569     2,119        15,844     17,963             2,618            _      1980/2000
Eastlake Avenue #1                106,003     4,240         31,232             _     4,240        31,232     35,472               195            _      1997
Eastlake Avenue #2                 52,333     1,570         15,917             _     1,570        15,917     17,487                99            _      1997
Professional Drive #1              47,558       871          5,362         3,032       871         8,394      9,265             1,441            _      1989/1999
Professional Drive #2              62,739     1,129          6,940            30     1,129         6,970      8,099             1,144            _      1987
West Watkins Mill Road #1         138,938     3,281         14,416           169     3,281        14,585     17,866             2,393       24,327  (8) 1989/1997
Quince Orchard Road #1             49,225     1,267          3,031         5,153     1,267         8,184      9,451             2,875            _  (8) 1982/1997
Clopper Road #1                    44,464       900          2,732         1,509       900         4,241      5,141               909            _  (9) 1989
Research Boulevard #1              48,800       602          4,391         2,364       602         6,755      7,357               669            _      1966
East Guide Drive #1                45,989       748          3,609         1,083       748         4,692      5,440               752            _      1981/1986
Research Boulevard #2             105,000     1,733          9,611           766     1,733        10,377     12,110             1,664            _      1967/2000
East Guide Drive #2                44,500       775          4,122           319       775         4,441      5,216               656            _      1981/1995
Piccard Drive                     131,415     2,800         11,533         4,054     2,800        15,587     18,387             1,410            _      1978/1994
Newbrook Drive                    248,186     4,800         27,639           380     4,800        28,019     32,819             4,102            _  (7) 1992
Virginia Manor Road               191,884         _         13,679           548         _        14,227     14,227             2,028            _      1990
Old Columbia Road                  75,500     1,510          5,210         1,617     1,510         6,827      8,337             1,381            _      1983/1997
Firstfield Road #1                 25,175       376          3,192         2,091       376         5,283      5,659               514            _      1974/2000
Shady Grove Road                   41,062       840          3,115            49       840         3,164      4,004               475            _      1987
Aliceanna Street                  179,397     1,848          6,120         1,516     1,848         7,636      9,484               836            _      early 1950's/1995
West Watkins Mill Road #2          57,410       859          4,149         1,463       859         5,612      6,471               664            _      1988/2000
Clopper Road #2                    92,990     2,463            493        17,877     2,463        18,370     20,833             3,590       28,031  (9) 2000
Firstfield Road #2                 53,464       971          5,141         4,652       971         9,793     10,764               620            _ (10) 1980/2001
Firstfield Road #3                 53,595       947          5,092         2,271       947         7,363      8,310               409            _ (10) 1980/2002
Quince Orchard Road #2             54,874       970          5,138           199       970         5,337      6,307               343        9,808 (10) 1981
Clopper Road #3                    59,838       983          6,638            75       983         6,713      7,696               430            _  (9) 1989/1992
Research Place                     58,632     1,466          5,708         2,104     1,466         7,812      9,278                18            _      1972
Charlestown Navy Yard              24,940         _          6,247           346         _         6,593      6,593               826            _      1880/1991
Pond Street                        24,867       622          3,053            48       622         3,101      3,723               352            _      1965/1990
Westview Street                    40,000       960          3,032         3,720       960         6,752      7,712               307            _      1975
Plantation Street #1               92,711     2,352         14,173           196     2,352        14,369     16,721             1,639       18,542  (4) 1993
Memorial Drive #1                  96,500     2,440         37,754            68     2,440        37,822     40,262             3,867       18,777 (11) 1920's/1997/1999
Innovation Drive                  113,956     2,734         14,567         1,496     2,734        16,063     18,797             1,880       10,286 (12) 1991
Plantation Street #2               92,423       651              _        15,707       651        15,707     16,358             4,044            _      2000
Arsenal Street #1                  92,500     3,360          7,316        14,430     3,360        21,746     25,106             1,369            _      1978/1984
Hartwell Avenue                    59,000     1,475          7,194        10,144     1,475        17,338     18,813               278            _      1972/2002
Arsenal Street #2                  96,150     6,413          5,457        12,096     6,413        17,553     23,966                 _            _      1980
Memorial Drive #2                  51,000     6,507              _        18,820     6,507        18,820     25,327                 _            _      2002
Memorial Drive #3                  47,497     6,058              _        20,908     6,058        20,908     26,966               122            _      2002
College Road                      106,036     1,943          9,764         1,229     1,943        10,993     12,936             1,555            _      1968/1984
Williams Drive                     37,000       740          4,506            52       740         4,558      5,298               569            _      1982/1994
Phillips Parkway                   78,501     1,840          2,298        11,054     1,840        13,352     15,192             1,589            _      late 1960's/1999
Campus Drive                       42,782       654          4,234           130       654         4,364      5,018               607            _      1989
Electronic Drive                   40,000       600          3,110         3,279       600         6,389      6,989             1,778            _      1983/1998
Princeton Road                     42,600     1,075          1,438         2,972     1,075         4,410      5,485             1,706            _      1984/1999
Capitola Drive #1                  65,114       337          5,795           456       337         6,251      6,588               954            _ (13) 1986
Capitola Drive #2                 119,916       577         11,688         5,280       577        16,968     17,545             2,010       12,038 (13) 1985
Technology Parkway                 37,080       370          4,191           655       370         4,846      5,216               534            _      1976/1993
Triangle Drive                     32,120       161          3,410           130       161         3,540      3,701               462            _      1981
Alexander Road                     86,239         _            376        11,619         _        11,995     11,995               903            _      2000
Kit Creek Road                     37,908       374          3,383         4,792       374         8,175      8,549               442            _      1995
                                ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------
                                5,746,664  $151,297  $     626,797  $    311,805  $151,297  $    938,602  $1,089,899 $        113,477  $   276,878
                                ==========  ========  =============  ============  ========  ============  =========  ================  ===========

    The depreciable life ranges from 30 to 40 years for buildings and improvements, 20 years for land improvements, and the term of the respective lease for tenant improvements.

    Loan secured by General Atomics Court #1, General Atomics Court #2, John
Hopkins Court #1 and John Hopkins Court #2  is shown under General Atomics Court
#1.

    Loan secured by Roselle Street #1, Roselle Street #3, Roselle Street #4,
Roselle Street #5, Roselle Street #6 and Roselle Street #7 is shown under
Roselle Street #3.

    Loan secured by Nancy Ridge Drive #1 and Plantation Street #1 is shown under Plantation Street #1.

    Loan secured by Oyster Point Boulevard #1 and Oyster Point Boulevard #2
is shown under Oyster Point Boulevard #1.

    Loan secured by Columbia Street #1 and Columbia Street #2 is shown under
Columbia Street #1.

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

    The balance shown includes an unamortized premium of
$1,379,000.

    The balance shown includes an unamortized premium of $374,000.

    Loan secured by Capitola Drive #1 and Capitola Drive #2 is shown under
Capitola Drive #2.

  A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                    Rental Properties
                                                 Year Ended December 31,
                                          ------------------------------------
                                             2002         2001        2000
                                          -----------  ----------- -----------
Balance at beginning of period           $   880,716  $   737,207 $   590,202
Purchase of rental properties                103,295       55,746      48,584
Additions to rental properties                61,695       69,530      40,539
Transfer of costs for completed development
   projects                                   44,193       18,233      57,882
                                          -----------  ----------- -----------
Balance at end of period                 $ 1,089,899  $   880,716 $   737,207
                                          ===========  =========== ===========

                                                Accumulated Depreciation
                                                       December 31,
                                          ------------------------------------
                                             2002         2001        2000
                                          -----------  ----------- -----------

Balance at beginning of period               $84,090      $57,554     $35,496
Depreciation expense                          29,387       26,536      22,058
                                          -----------  ----------- -----------
Balance at end of period                    $113,477      $84,090     $57,554
                                          ===========  =========== ===========