Form 10-Q
period 2003-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2003-05-15
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [  ]

    As of March 13, 2003, 19,006,623 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of March 31, 2003 and December 31, 2002	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2003 and 2002	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2003 and 2002	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	31

Signatures	32

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           March 31,   December 31,
                                                             2003          2002
                                                         ------------  ------------
Assets

Rental properties, net                                      $974,015      $976,422
Properties under development                                 118,584        68,386
Cash and cash equivalents                                      3,674         3,790
Tenant security deposits and other restricted cash             8,779         8,020
Tenant receivables                                             3,306         2,641
Deferred rent                                                 28,029        26,063
Other assets                                                  74,904        73,921
                                                         ------------  ------------
       Total assets                                       $1,211,291    $1,159,243
                                                         ============  ============
Liabilities and Stockholders' Equity
Secured notes payable                                       $312,405      $276,878
Unsecured line of credit                                     354,000       338,000
Accounts payable, accrued expenses and
   tenant security deposits                                   45,264        47,118
Dividends payable                                             11,930        11,394
                                                         ------------  ------------
       Total liabilities                                     723,599       673,390
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Series B preferred stock                                   57,500        57,500
   Common stock                                                  190           190
   Additional paid-in capital                                400,851       399,831
   Deferred compensation                                        (764)       (1,432)
   Retained earnings                                               -             -
   Accumulated other comprehensive income                     (8,673)       (8,824)
                                                         ------------  ------------
       Total stockholders' equity                            487,692       485,853
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $1,211,291    $1,159,243
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended
                                                     March 31,
                                             -----------------------
                                                2003        2002
                                             ----------- -----------
Revenues
  Rental                                        $31,646     $26,470
  Tenant recoveries                               8,623       6,719
  Interest and other income                         344         483
                                             ----------- -----------
                                                 40,613      33,672
Expenses
  Rental operations                               8,786       6,658
  General and administrative                      3,549       3,473
  Interest                                        6,871       6,359
  Depreciation and amortization                   9,461       7,994
                                             ----------- -----------
                                                 28,667      24,484

Income from continuing operations                11,946       9,188

Income from discontinued operations, net            203         415
                                             ----------- -----------
Net income                                      $12,149      $9,603
                                             =========== ===========
Dividends on preferred stock                      2,225       1,905
                                             ----------- -----------
Net income available to
  common stockholders                            $9,924      $7,698
                                             =========== ===========
Basic income per common share:
   Income from continuing operati                 $0.63       $0.56
                                             =========== ===========
   Income from discontinued operations            $0.01       $0.03
                                             =========== ===========
   Net income                                     $0.64       $0.59
                                             =========== ===========
   Net income available to common stockholder     $0.53       $0.47
                                             =========== ===========
Diluted income per common share:
   Income from continuing operations              $0.62       $0.55
                                             =========== ===========
   Income from discontinued operations            $0.01       $0.02
                                             =========== ===========
   Net income                                     $0.63       $0.57
                                             =========== ===========
   Net income available to common stockholder     $0.52       $0.46
                                             =========== ===========
Weighted average shares of
 common stock outstanding:
  -Basic                                     18,895,821  16,409,258
                                             =========== ===========
  -Diluted                                   19,136,372  16,720,857
                                             =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Operating Activities
Net income                                                  $12,149      $9,603
Adjustments to reconcile net income to net cash
  provided by operating activities:
Loss on sale of property                                        455           -
Depreciation and amortization                                 9,461       8,237
Amortization of loan fees and costs                             464         693
Amortization of premiums on secured notes                      (100)        (83)
Stock compensation expense                                      955         952
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash           (759)      2,130
  Tenant receivables                                           (665)        259
  Deferred rent                                              (1,966)     (1,413)
  Other assets                                                 (650)     (4,699)
  Accounts payable, accrued expenses and tenant
    security deposits                                        (1,708)     (4,445)
                                                          ----------  ----------
Net cash provided by operating activities                    17,636      11,234
                                                          ----------  ----------

Investing Activities
Purchase of rental properties                                (3,677)          -
Proceeds from sale of property                                6,558           -
Additions to rental properties                              (12,496)     (8,893)
Additions to properties under development                   (43,531)    (12,204)
Additions to investments, net                                (1,853)     (4,246)
                                                          ----------  ----------
Net cash used in investing activities                       (54,999)    (25,343)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          34,000       2,913
Proceeds from exercise of stock options                         720       1,694
Proceeds from issuance of common stock                            -      16,168
Proceeds from issuance of preferred stock                         -      55,129
Proceeds from repayment of note receivable                        -       6,000
Net borrowings from (principal reductions to)
   unsecured line of credit                                  16,000     (55,000)
Principal reductions of secured notes payable                (1,757)     (1,719)
Dividends paid on common stock                               (9,491)     (7,524)
Dividends paid on preferred stock                            (2,225)       (916)
                                                          ----------  ----------
Net cash provided by financing activities                    37,247      16,745
                                                          ----------  ----------
Net increase in cash and cash equivalents                      (116)      2,636
Cash and cash equivalents at beginning of period              3,790       2,376
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $3,674      $5,012
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space. We refer to these properties as "life science facilities." Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for-profit scientific research institutions, universities and related government agencies. As of March 31, 2003, our portfolio consisted of 88 properties in nine states with approximately 5.7 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

1. Background and Basis of Presentation (continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                               March 31,    December 31,
                                 2003          2002
                             ------------  ------------

Unrealized gain on
  marketable securities             $219          $213
Unrealized loss on interest
  rate swap agreements            (8,892)       (9,037)
                             ------------  ------------
                                 ($8,673)      ($8,824)
                             ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                Three Months Ended
                                     March 31,
                               --------------------
                                 2003       2002
                               ---------  ---------

Net income                      $12,149     $9,603
Unrealized gain (loss) on
  marketable securities               6       (931)
Unrealized gain on
  interest rate swap agreements     145      1,723
                               ---------  ---------
Comprehensive income            $12,300    $10,395
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

1. Background and Basis of Presentation (continued)

Investments in privately held entities as of March 31, 2003, totaled $39,413,000 and are included in other assets in the accompanying balance sheets.

For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

The following table summarizes our available-for-sale securities (in thousands):

                                     March 31,  December 31
                                       2003        2002
                                    ----------- -----------
Adjusted cost of available-for-sale
   securities                       $    1,876  $    1,876

Gross unrealized gains                     275         214

Gross unrealized losses                    (56)          -
                                    ----------- -----------
Fair value of
   available-for-sale securities    $    2,095  $    2,090
                                    =========== ===========

2. Rental Properties and Properties Under Development

Rental properties consist of the following (in thousands):

                                    March 31,  December 31,
                                      2003        2002
                                   ----------- -----------

Land                                 $149,948    $151,297
Buildings and improvements            831,094     829,739
Tenant and other improvements         114,058     108,863
                                   ----------- -----------
                                    1,095,100   1,089,899
Less accumulated depreciation        (121,085)   (113,477)
                                   ----------- -----------
                                     $974,015    $976,422
                                   =========== ===========

2. Rental Properties and Properties Under Development (continued)

In January 2003, we acquired a fully-leased property in the Eastern Massachusetts market containing approximately 51,000 rentable square feet from an unrelated third party for an aggregate purchase price (including closing and transaction costs) of approximately $7.1 million.

In February 2003, we sold a property for $6.8 million that was designated as "held for sale" as of December 31, 2002 (See Note 7).

In March 2003, we acquired for $34.7 million in cash, a property under development in Seattle, Washington. The property, upon completion, will contain approximately 165,000 square feet of office/laboratory space.

3. Unsecured Line of Credit

We have an unsecured line of credit that provides for borrowing of up to $425 million. The line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of March 31, 2003, borrowings outstanding on the line of credit carried a weighted average interest rate of 2.91%.

Aggregate borrowings under the line of credit are limited to an amount based on the net operating income derived from a pool of unencumbered assets. As of March 31, 2003, the amount calculated under these provisions exceeded the maximum permitted borrowings of $425 million.

We utilize interest rate swap agreements to hedge certain of our exposure to variable interest rates associated with our unsecured line of credit. These agreements involve the exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and interest received is reflected as an adjustment to interest expense.

3. Unsecured Line of Credit (continued)

The following table summarizes our interest rate swap agreements as of March 31, 2003 (dollars in thousands):

                                       Notional    Interest
Transaction Dates  Effective Dates      Amounts   Pay Rates  Termination Dates   Fair Values
---------------    ---------------- ------------- ---------- ----------------- ------------
July 2000            May 31, 2001    $  50,000      7.07%      May 31, 2003     $     (507)

March 2002         December 31, 2002 $  50,000      5.36%    December 31, 2004      (3,341)

July 2002          January 1, 2003   $  25,000      3.855%     June 30, 2005        (1,137)

July 2002          January 1, 2003   $  25,000      3.865%     June 30, 2005        (1,143)

December 2002      January 2, 2003   $  25,000      3.285%     June 30, 2006          (754)

December 2002      January 2, 2003   $  25,000      3.285%     June 30, 2006          (754)

November 2002        June 1, 2003    $  25,000      3.115%   December 31, 2005        (615)

November 2002        June 1, 2003    $  25,000      3.155%   December 31, 2005        (641)
                                                                                 ----------
Total                                                                           $   (8,892)
                                                                                 ==========

4. Stockholders' Equity

In March 2003, we declared a cash dividend on our common stock aggregating $10,073,000
($ 0.53 per share) for the calendar quarter ended March 31, 2003. In March 2003, we declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from January 15, 2003 through April 14, 2003. In March 2003, we also declared a cash dividend on our Series B preferred stock aggregating $1,308,000 ($0.56875 per share) for the period January 15, 2003 through April 14, 2003. We paid these dividends on April 11, 2003.

5. Stock Option Plan

For 2002 and all prior years, we elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense had been recognized.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" ("SFAS 148"), which addresses alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we have adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003.

5. Stock Option Plan (continued)

The following table provides pro forma disclosures of the estimated fair value of the options amortized to expense over the options' vesting periods as if we had accounted for our stock options under the fair value method under SFAS 123 since the date they were granted (in thousands, except per share information):

                                             Three Months Ended
                                                  March 31,
                                          --------------------------
                                             2003          2002
                                          ------------  ------------
Net income available to common
  stockholders, as reported               $     9,924   $     7,698
Add: Stock-based employee compensation
  expense included in reported net income           -             -
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards         (335)         (223)
                                          ------------  ------------
Pro forma net income available to
  common stockholders                     $     9,589   $     7,475
                                          ============  ============
Earnings per share:
  Basic - as reported                     $      0.53   $      0.47
                                          ============  ============
  Basic - pro forma                       $      0.51   $      0.46
                                          ============  ============

  Diluted - as reported                   $      0.52   $      0.46
                                          ============  ============
  Diluted - pro forma                     $      0.50   $      0.45
                                          ============  ============

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                         Three Months Ended
                                             March 31,
                                      -----------------------
                                         2003        2002
                                      ----------- -----------
Net income available to common
  stockholders                            $9,924      $7,698
                                      =========== ===========

Weighted average shares of
  common stock outstanding - basic    18,895,821  16,409,258
Add:  dilutive effect of
  stock options and stock grants         240,551     311,599
                                      ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  19,136,372  16,720,857
                                      =========== ===========
Net income per common share:
  - Basic                                  $0.53       $0.47
                                      =========== ===========
  - Diluted                                $0.52       $0.46
                                      =========== ===========

Common dividends declared per share        $0.53       $0.50
                                      =========== ===========

7. Discontinued Operations

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

7. Discontinued Operations (continued)

As of March 31, 2003, we have one property that has been designated as "held for sale" under the provisions of SFAS 144. Interest expense included in discontinued operations represents interest related to a secured note payable which is expected to be either assumed by the buyer or repaid at the close of the anticipated sale. During the first quarter of 2003, we sold one property located in the San Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" during the fourth quarter 2002. The total sale price for the property was approximately $6.8 million. In connection with this sale, we recorded loss on sale of property of $455,000 during the three months ended March 31, 2003. This loss is included on the income statement in income from discontinued operations in 2003. Properties held for sale are included in rental properties in the consolidated balance sheets.

The following is a summary of the properties designated as "held for sale" (in thousands):

                                        Three Months Ended
                                            March 31,
                                      ---------------------
                                         2003       2002
                                      ---------  ----------

Revenue                               $  1,210   $   1,255
Operating expenses                         213         236
                                      ---------  ----------
Revenue less operating expenses            997       1,019
Interest                                   339         361
Depreciation                                 -         243
Income before loss on                 ---------  ----------
   sale of property                        658         415
Loss on sale of property                   455           -
Income from discontinued              ---------  ----------
   operations                         $    203   $     415
                                      =========  ==========

                                      March 31,  December 31,
                                        2003        2002
                                      ---------  ----------
Properties held for sale, net         $ 36,394   $  43,361
Cash and cash equivalents                    4           3
Tenant security deposits and other
  restricted cash                          287         115
Tenant receivables                           5          (1)
Deferred rent                            1,103       1,081
Other assets                                69          97
                                      ---------  ----------
Total assets                          $ 37,862   $  44,656
                                      =========  ==========
Secured note payable                    18,665      18,777
Accounts payable, accrued expenses
  and tenant security deposits           1,273       1,112
                                      ---------  ----------
Total liabilities                       19,938      19,889
                                      ---------  ----------
Net assets of discontinued operations $ 17,924   $  24,767
                                      =========  ==========

8. Non-Cash Transaction

In January 2003, we assumed a $3.4 million secured note payable in connection with the acquisition of a fully-leased property in the Eastern Massachusetts market containing approximately 51,000 rentable square feet. The total purchase price for the property, including closing and transaction costs, was approximately $7.1 million. The cash paid for the property was approximately $3.7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

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

As of March 31, 2003, our portfolio consisted of 88 properties containing approximately 5.7 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 96% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

Results of Operations

Comparison of Three Months Ended March 31, 2003 ("First Quarter 2003") to Three Months Ended March 31, 2002 ("First Quarter 2002")

Rental revenue increased by $5.2 million, or 20%, to $31.6 million for First Quarter 2003 compared to $26.5 million for First Quarter 2002. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2002. Rental revenue from the properties operating continuously since January 1, 2002 (the "First Quarter Same Properties") increased by $615,000, or 2.8%, primarily due to increases in rental rates. The occupancy level of the First Quarter 2003 Same Properties as of March 31, 2003 was 97.7%, compared to 97.5% as of March 31, 2002.

Tenant recoveries increased by $1.9 million, or 28%, to $8.6 million for First Quarter 2003 compared to $6.7 million for First Quarter 2002. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2002. Tenant recoveries for the First Quarter Same Properties increased by $986,000, or 17.8%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $139,000, or 29%, to $344,000 for First Quarter 2003 compared to $483,000 for First Quarter 2002. The decrease resulted primarily from a decrease in interest income from a secured note receivable that was paid off by the borrower in First Quarter 2002.

Rental operating expenses increased by $2.1 million, or 32%, to $8.8 million for First Quarter 2003 compared to $6.7 million for First Quarter 2002. The increase resulted partially from rental operating expenses from properties acquired, placed in service or redeveloped after January 1, 2002. Operating expenses for the First Quarter Same Properties increased by $1.0 million, or 18.9%, primarily due to increases in property taxes, utilities and snow removal, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the First Quarter Same Properties (dollars in thousands):

                                    For the Three Months
                                      Ended March 31,
                                 -----------------------
                                    2003        2002      Change
                                 ----------- ----------- ---------
GAAP BASIS (1):
Revenue                             $29,236     $27,838       5.0%
Operating expenses                    6,318       5,313      18.9% (2)
                                 ----------- ----------- ---------
Revenue less operating expenses     $22,918     $22,525       1.7%
                                 =========== =========== =========
CASH BASIS (1):
Revenue                             $28,555     $26,765       6.7%
Operating expenses                    6,318       5,313      18.9% (2)
                                 ----------- ----------- ---------
Revenue less operating expenses     $22,237     $21,452       3.7%
                                 =========== =========== =========

_________
  Revenue less operating expenses computed on a GAAP basis is total revenue associated with First Quarter Same Properties (excluding lease termination fees, if any) less property operating expenses. Under GAAP, rental revenue is recognized on a straight-line basis over the respective lease terms. Revenue less operating expenses on a cash basis is total revenue associated with the First Quarter Same Properties (excluding termination fees, if any) less property operating expenses, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. Straight-line rent adjustments for the three months ended March 31, 2003 and 2002 for the First Quarter Same Properties were $681,000 and $1,073,000, respectively. We believe that revenue less operating expenses on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates non-cash adjustments to rental revenue.
  Operating expenses for the First Quarter Same Properties increased by approximately $1.0 million or 18.9%, primarily due to increases in property taxes, utilities and snow removal expenses, substantially all of which are recoverable from our tenants through tenant recoveries. The increases in utilities and snow removal expenses are primarily due to the severe weather on the East Coast.

General and administrative expenses increased by $76,000, or 2%, to $3,549,000 for First Quarter 2003 compared to $3,473,000 for First Quarter 2002 primarily due to general increases in costs, primarily payroll and related expenses.

Interest expense increased by $512,000, or 8%, to $6.9 million for First Quarter 2003 compared to $6.4 million for First Quarter 2002. The increase resulted from indebtedness incurred to acquire two properties. The increase was slightly offset from a reduction in the floating interest rate on our unsecured line of credit. The weighted average interest rate on our borrowings (excluding the effect of swap agreements) decreased from 3.57% as of March 31, 2002 to 2.91% as of March 31, 2003.

Depreciation and amortization increased by $1.5 million, or 18%, to $9.5 million for First Quarter 2003 compared to $8.0 million for First Quarter 2002. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2002.

Income from discontinued operations of $203,000 for First Quarter 2003 reflects the results of operations of two properties that have been designated as held for sale. In the first quarter 2003, we sold one property in the San Francisco Bay market that had been designated as "held for sale". In connection with this sale, we recorded a loss on sale of property of $455,000.

As a result of the foregoing, net income was $12.1 million for First Quarter 2003 compared to $9.6 million for First Quarter 2002.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for First Quarter 2003 increased by $6.4 million to $17.6 million compared to $11.2 million for First Quarter 2002. The increase resulted primarily from increases in cash flows from our portfolio of operating properties, offset by a decline in accounts payable, accrued expenses and tenant security deposits.

Net cash used in investing activities increased by $29.7 million to $55.0 million for First Quarter 2003 compared to $25.3 million for First Quarter 2002. This increase was primarily due to additions to properties under development partially offset by a sale of a property previously designated as "held for sale".

Net cash provided by financing activities increased by $20.5 million to $37.2 million for First Quarter 2003 compared to $16.7 million for First Quarter 2002. Cash provided by financing activities for First Quarter 2003 primarily consisted of net proceeds from our unsecured line of credit and secured debt, partially offset by distributions to stockholders.

Contractual obligations and commitments

Contractual obligations as of March 31, 2003, consists of the following (dollars in thousands):

                                                      Payments by Period
                                           ----------------------------------------------
                                Total         2003     2004-2005   2006-2007   Thereafter
                            -------------   --------   ---------   ---------   ----------
Contractual Obligations
Secured notes payable (1)  $     310,753   $  4,246   $  36,727   $  56,750   $  213,030

Ground lease obligations   $      25,960   $    548   $   1,460   $   1,461   $   22,491

Other obligations          $         666   $    349   $     317   $       -   $        -
                            -------------   --------   ---------   ---------   ----------
Total                      $     337,379   $  5,143   $  38,504   $  58,211   $  235,521
                            =============   ========   =========   =========   ==========

1. Excludes unamortized premium of two secured notes payable.

Secured notes payable as of March 31, 2003 includes 16 notes secured by 37 properties.

Ground lease obligations as of March 31, 2003 includes leases at five of our properties and one land development parcel. These lease obligations have remaining lease terms of 14 to 53 years, exclusive of extension options.

In additions to the above, as of March 31, 2003, we were also committed under the terms of construction contracts and certain leases to complete the development of buildings and related improvements at a remaining aggregate cost of $15.6 million.

As of March 31, 2003, we were also committed to fund approximately $27.4 million for the construction of building infrastructure improvements and for certain investments.

Tenant security deposits and restricted cash

Tenant security deposits and restricted cash as of March 31, 2003 consists of the following (in thousands):

                                                        Amount
                                                       ---------
Funds held in trust under the terms of certain
     secured notes payable                               $6,460
Security deposit funds based on the terms of certain
     lease agreements                                     1,957
Funds held in escrow to complete the development of an
     office/laboratory facility                             362
                                                       ---------
                                                         $8,779
                                                       =========

Secured debt

Secured debt as of March 31, 2003 consists of the following (dollars in thousands):

                                            Balance at     Stated
                                            March 31,     Interest
          Location of Collateral               2003        Rates       Maturity Dates
------------------------------------------ ------------ ------------   --------------

Lexington, MA                                   $3,373         8.45%   August 2004

San Francisco, CA (two properties)              21,853 LIBOR + 1.70%   January 2005  (1)

Worcester, MA (2)                               10,152         8.75%   January 2006

Durham, NC (two properties)                     11,999         8.68%   December 2006

Gaithersburg, MA (three properties)              9,779         8.25%   August 2007

Cambridge, MA (3)                               18,665        9.125%   October 2007

Chantilly, VA and Seattle, WA                   34,736         7.22%   May 2008

San Diego, CA (four properties)                 41,007         6.95%   July 2009

Worcester, MA and San Diego, CA                 18,501         8.71%   January 2010

Gaithersburg, MD (two properties)               24,273         8.33%   November 2010

San Diego, CA (six properties)                  23,783         7.75%   July 2011

San Diego, CA                                   11,564         7.50%   August 2011

Gaithersburg, MD (three properties)             27,962         7.40%   January 2012

San Diego, CA (four properties)                 34,000         6.21%   March 2013

Alameda, CA                                      2,841        7.165%   January 2014

Seattle, WA (two properties)                    17,917         7.75%   June 2016

                                           ------------
                                              $312,405
                                           ============

_________
  The loan may be extended, at our option, for an additional year.
  The balance shown includes an unamortized premium of $344,000. The effective rate of the loan is 7.25%.
  The balance shown includes an unamortized premium of $1,308,000. The effective rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt as of March 31, 2003 (in thousands):

             Year            Amount
    -------------------------------------

             2003              $4,246
             2004               9,221
             2005              27,506
             2006              25,367
             2007              31,383
          Thereafter          213,030
                           -----------
           Subtotal           310,753
     Unamortized Premium        1,652
                           -----------
            Total            $312,405
                           ===========

Unsecured line of credit

We have an unsecured line of credit that provides for borrowing of up to $425 million. The line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of March 31, 2003, borrowings outstanding on the line of credit carried a weighted average interest rate of 2.91%.

Aggregate borrowings under the line of credit are limited to an amount based on the net operating income derived from a pool of unencumbered assets. As of March 31, 2003, the amount calculated under these provisions exceeded the maximum permitted borrowings of $425 million.

We utilize interest rate swap agreements to hedge certain of our exposure to variable interest rates associated with our unsecured line of credit. These agreements involve the exchange of fixed and floating interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of March 31, 2003 (dollars in thousands):

                                      Notional    Interest
Transaction Dates  Effective Dates    Amounts    Pay Rates  Termination Dates   Fair Values
---------------   ---------------- ------------- ---------- ----------------- ------------
July 2000           May 31, 2001    $  50,000      7.07%      May 31, 2003     $     (507)

March 2002        December 31, 2002 $  50,000      5.36%    December 31, 2004      (3,341)

July 2002         January 1, 2003   $  25,000      3.855%     June 30, 2005        (1,137)

July 2002         January 1, 2003   $  25,000      3.865%     June 30, 2005        (1,143)

December 2002     January 2, 2003   $  25,000      3.285%     June 30, 2006          (754)

December 2002     January 2, 2003   $  25,000      3.285%     June 30, 2006          (754)

November 2002       June 1, 2003    $  25,000      3.115%   December 31, 2005        (615)

November 2002       June 1, 2003    $  25,000      3.155%   December 31, 2005        (641)
                                                                                ----------
Total                                                                          $   (8,892)
                                                                                ==========

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements, as the counterparties are established, well-capitalized financial institutions.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the three months ended March 31, 2003 (dollars in thousands):
Property-related capital expenditures (1)	$ 370
Leasing costs (2)	$ 90
Property-related redevelopment costs	$ 13,127
Property-related development costs	$ 7,199
Purchase of property under development	$ 36,332
Purchase of rental property	$ 3,677

_______

  Property-related capital expenditures include all capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures or costs related to the redevelopment of a property. Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants. Approximately 89% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.
  Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space. Leasing costs exclude tenant improvements that are revenue-enhancing.

Inflation

Approximately 87% of our leases (on a square footage basis) are triple net leases that require tenants to pay substantially all real estate taxes and insurance, and common area and other operating expenses, including increases therein. In addition, approximately 8% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 92% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable borrowings, including our unsecured line of credit.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the mis-correlation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of funds from operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance of REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that net income is the most directly comparable GAAP financial measure to FFO.

The following table presents our FFO for the three months ended March 31, 2003 and 2002 (in thousands):

                                       For the Three Months
           Ended
                                             March 31,
                                     -----------------------
                                        2003        2002
                                     ----------- -----------

Net income                              $12,149      $9,603
Add
  Depreciation and amortization (1)       9,461       8,237
  Loss on sale of property (2)              455           -
Subtract
  Dividends on preferred stock           (2,225)     (1,905)
                                     ----------- -----------
Funds from operations (FFO)             $19,840     $15,935
                                     =========== ===========
  Includes depreciation and amortization on assets held for sale reflected as discontinued operations.
  Loss on sale of property consists of a $455,000 loss related to the sale of one property in the San Francisco Bay market that had been designated as "held for sale".

Property and Lease Information

The following table is a summary of our property portfolio as of March 31, 2003 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base     Occupancy
                                         Properties     Feet        Rent    Percentages
                                         ----------- ----------- ---------- -----------
Markets
California - Pasadena                             1      31,343       $602        95.7%
California - San Diego                           20     845,548     23,503        94.5%
California - San Francisco Bay                   10     614,490     19,564       100.0%
Eastern Massachusetts                            11     746,734     24,682        91.0% (1)
New Jersey/Suburban Philadelphia                  6     346,919      6,251       100.0%
Southeast                                         5     259,414      4,281        85.1% (2)
Suburban Washington D.C.                         20   1,675,934     27,306        97.1%
Washington - Seattle                              5     440,284     16,074       100.0%
                                         ----------- ----------- ---------- -----------
Subtotal                                         78   4,960,666    122,263        95.9%
Redevelopment properties                         10     766,516      9,381        50.0%
                                         ----------- ----------- ---------- -----------
Total                                            88   5,727,182   $131,644        89.8%
                                         =========== =========== ========== ===========

________

  Substantially all of the vacant space in Eastern Massachusetts (64,010 square feet of the 67,463 vacant square feet) is located in Worcester and Randolph, which submarkets have exhibited significant weakness.
  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of March 31, 2003:

                                    Square      Percentage of   Annualized Base
  Year of       Number of         Footage of      Aggregate     Rent of Expiring
   Lease         Expiring          Expiring    Portfolio Leased   Leases (per
Expiration        Leases            Leases      Square Footage    square foot)
-----------   --------------    -------------- ---------------- ----------------

   2003 (1)         50             519,614          10.1%            $23.16
   2004             39             536,792          10.4%            $20.57
   2005             19             278,405           5.4%            $27.96
   2006             32             775,641          15.1%            $23.50
   2007             15             332,085           6.5%            $24.13
Thereafter          51            2,697,974         52.5%            $27.63

_________

(1) Includes 14 month-to-month leases and leases expiring between April 1, 2003 and December 31, 2003.

The following table is a summary of our lease activity for the three months ended March 31, 2003 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental     TI's/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions    Lease
                                 of Leases  Footage    Rates     Rates   Changes      Per Foot     Terms
                                 --------- --------- --------- --------- --------   ------------ ---------
Lease Activity - Expired Leases

Lease Expirations
    Cash Basis                         29   215,979   $25.34      --        --           --         --
    GAAP Basis                         29   215,979   $25.40      --        --           --         --
Renewed / Released Space
    Cash Basis                         11   139,562   $27.52    $23.51    -14.6% (1)   $1.99      2.1 Years
    GAAP Basis                         11   139,562   $27.73    $25.18    -9.2%  (1)   $1.99      2.1 Years
Month-to-Month Leases
    Cash Basis                         14    47,296   $17.26    $17.22    -0.2%          --         --
    GAAP Basis                         14    47,296   $17.17    $17.22     0.3%          --         --
Total Leasing - Expired Leases
    Cash Basis                         25   186,858   $24.92    $21.92    -12.0% (2)     --         --
    GAAP Basis                         25   186,858   $25.06    $23.17    -7.5%  (2)     --         --
Redeveloped/Developed/
Vacant Space Leased
    Cash Basis                         11    50,289     --      $29.78      --         $1.63     2.5 Years
    GAAP Basis                         11    50,289     --      $30.23      --         $1.63     2.5 Years
All Lease Activity
    Cash Basis                         36   237,147     --      $23.59      --           --         --
    GAAP Basis                         36   237,147     --      $24.67      --           --         --

  Excluding a lease for 21,316 square feet in the San Francisco Bay market, rental rates for renewed or released space were on average 0.2% higher than expiring rates on a Cash Basis and 1.1% higher than expiring rates on a GAAP Basis.

  Excluding a lease for 21,316 square feet in the San Francisco Bay market, rental rates for all lease activity for expired leases were on average 0.1% higher than expiring rates on a Cash Basis and 0.9% higher than expiring rates on a GAAP Basis.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, March 31, 2003, we estimate that a 1% increase in interest rates on our line of credit, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.5 million. We further estimate that a 1% decrease in interest rates on our line of credit, after considering the effect of our interest rate swap agreements in effect on March 31, 2003, would increase annual future earnings and cash flows by approximately $1.5 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $19.8 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $20.9 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2003. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method, as we do not influence any of the investees' operating or financial policies. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments would decrease their fair value by approximately $4.2 million.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2003, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus

Joel S. Marcus

Chief Executive Officer

(Principal Executive Officer)

/s/ Peter J. Nelson

Peter J. Nelson

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

I, Joel S. Marcus, Chief Executive Officer and Principal Executive Officer of Alexandria Real Estate Equities, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q of Alexandria Real Estate Equities, Inc.;
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

Date: May 15, 2003

/s/ Joel S. Marcus

Joel S. Marcus

Chief Executive Officer

Principal Executive Officer

I, Peter J. Nelson, Chief Financial Officer and Principal Financial and Accounting Officer of Alexandria Real Estate Equities, Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q of Alexandria Real Estate Equities, Inc.;
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

Date: May 15, 2003

/s/ Peter J. Nelson

Peter J. Nelson

Chief Financial Officer

Principal Financial and Accounting Officer