Form 10-Q
period 2003-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2003-08-14
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [  ],

    As of August 12, 2003, 19,125,548 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of June 30, 2003 and December 31, 2002	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and six months ended June 30, 2003 and 2002	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and six months ended June 30, 2003 and 2002	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. Other Information

Item 4. Submission of Matters of Vote of Security Holders	34

Item 6. Exhibits and Reports on Form 8-K	35

Signatures	36

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           June 30,    December 31,
                                                             2003          2002
                                                         ------------  ------------
Assets

Rental properties, net                                      $977,521      $976,422
Properties under development                                 130,231        68,386
Cash and cash equivalents                                      3,998         3,790
Tenant security deposits and other restricted cash             9,967         8,020
Tenant receivables                                             2,470         2,641
Deferred rent                                                 29,463        26,063
Other assets                                                  78,101        73,921
                                                         ------------  ------------
       Total assets                                       $1,231,751    $1,159,243
                                                         ============  ============
Liabilities and Stockholders' Equity
Secured notes payable                                       $311,812      $276,878
Unsecured line of credit                                     370,000       338,000
Accounts payable, accrued expenses and
   tenant security deposits                                   48,476        47,118
Dividends payable                                             11,990        11,394
                                                         ------------  ------------
       Total liabilities                                     742,278       673,390
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Series B preferred stock                                   57,500        57,500
   Common stock                                                  191           190
   Additional paid-in capital                                402,659       399,831
   Deferred compensation                                        (762)       (1,432)
   Retained earnings                                               -             -
   Accumulated other comprehensive income                     (8,703)       (8,824)
                                                         ------------  ------------
       Total stockholders' equity                            489,473       485,853
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $1,231,751    $1,159,243
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended      Six Months Ended
                                                    June 30,                June 30,
                                             ----------------------- -----------------------
                                                2003        2002        2003        2002
                                             ----------- ----------- ----------- -----------
Revenues
  Rental                                        $31,670     $27,853     $63,316     $54,323
  Tenant recoveries                               7,975       6,683      16,598      13,402
  Interest and other income                         413         305         757         788
                                             ----------- ----------- ----------- -----------
                                                 40,058      34,841      80,671      68,513
Expenses
  Rental operations                               8,347       6,898      17,133      13,556
  General and administrative                      3,544       3,308       7,093       6,781
  Interest                                        6,512       6,517      13,383      12,876
  Depreciation and amortization                   9,760       8,314      19,221      16,308
                                             ----------- ----------- ----------- -----------
                                                 28,163      25,037      56,830      49,521

Income from continuing operations                11,895       9,804      23,841      18,992

Income from discontinued operations, net            654         416         857         831
                                             ----------- ----------- ----------- -----------
Net income                                      $12,549     $10,220     $24,698     $19,823
                                             =========== =========== =========== ===========
Dividends on preferred stock                      2,225       2,225       4,450       4,130
                                             ----------- ----------- ----------- -----------
Net income available to
  common stockholders                           $10,324      $7,995     $20,248     $15,693
                                             =========== =========== =========== ===========
Basic income per common share:
   Income from continuing operati                 $0.63       $0.59       $1.26       $1.15
                                             =========== =========== =========== ===========
   Income from discontinued operations            $0.03       $0.02       $0.05       $0.05
                                             =========== =========== =========== ===========
   Net income                                     $0.66       $0.61       $1.31       $1.20
                                             =========== =========== =========== ===========
   Net income available to common stockholder     $0.54       $0.48       $1.07       $0.95
                                             =========== =========== =========== ===========
Diluted income per common share:
   Income from continuing operations              $0.62       $0.57       $1.24       $1.12
                                             =========== =========== =========== ===========
   Income from discontinued operations            $0.03       $0.02       $0.04       $0.05
                                             =========== =========== =========== ===========
   Net income                                     $0.65       $0.60       $1.29       $1.17
                                             =========== =========== =========== ===========
   Net income available to common stockholder     $0.54       $0.47       $1.06       $0.93
                                             =========== =========== =========== ===========
Weighted average shares of
 common stock outstanding:
  -Basic                                     18,952,445  16,747,201  18,924,290  16,579,163
                                             =========== =========== =========== ===========
  -Diluted                                   19,190,472  17,117,830  19,160,395  16,920,762
                                             =========== =========== =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(DOLLARS IN THOUSANDS)

                                                            Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Operating Activities
Net income                                                  $24,698     $19,823
Adjustments to reconcile net income to net cash
  provided by operating activities:
Loss on sale of property                                        455           -
Depreciation and amortization                                19,221      16,794
Amortization of loan fees and costs                             979       1,489
Amortization of premiums on secured notes                      (185)       (176)
Stock compensation expense                                    1,337       1,929
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash         (1,947)      1,290
  Tenant receivables                                            171       1,623
  Deferred rent                                              (3,400)     (2,405)
  Other assets                                               (2,351)     (6,515)
  Accounts payable, accrued expenses and tenant
    security deposits                                           958      (6,892)
                                                          ----------  ----------
Net cash provided by operating activities                    39,936      26,960
                                                          ----------  ----------

Investing Activities
Purchase of rental properties                                (3,677)    (50,287)
Proceeds from sale of property                                6,558           -
Additions to rental properties                              (24,296)    (22,415)
Additions to properties under development                   (55,177)    (17,529)
Additions to investments, net                                (4,677)     (8,898)
                                                          ----------  ----------
Net cash used in investing activities                       (81,269)    (99,129)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          34,667       2,913
Proceeds from exercise of stock options                       1,819       3,376
Proceeds from issuance of common stock                            -      16,077
Proceeds from issuance of preferred stock                         -      55,129
Proceeds from repayment of note receivable                        -       6,000
Net borrowings from unsecured line of credit                 32,000      11,000
Principal reductions of secured notes payable                (2,932)     (2,777)
Dividends paid on common stock                              (19,563)    (15,945)
Dividends paid on preferred stock                            (4,450)     (3,038)
                                                          ----------  ----------
Net cash provided by financing activities                    41,541      72,735
                                                          ----------  ----------
Net increase in cash and cash equivalents                       208         566
Cash and cash equivalents at beginning of period              3,790       2,376
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $3,998      $2,942
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space. We refer to these properties as "life science facilities." Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for-profit scientific research institutions, universities and related government agencies. As of June 30, 2003, our portfolio consisted of 88 properties in nine states with approximately 5.7 million rentable square feet.

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

1. Background and Basis of Presentation (continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                               June 30,    December 31,
                                 2003          2002
                             ------------  ------------

Unrealized gain on
  marketable securities             $735          $214
Unrealized loss on interest
  rate swap agreements            (9,438)       (9,038)
                             ------------  ------------
                                 ($8,703)      ($8,824)
                             ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                               --------------------  --------------------
                                 2003       2002       2003       2002
                               ---------  ---------  ---------  ---------

Net income                      $12,549    $10,220    $24,698    $19,823
Unrealized gain (loss) on
  marketable securities             515       (879)       521     (1,810)
Unrealized (loss) gain on
  interest rate swap agreements    (545)      (713)      (400)     1,010
                               ---------  ---------  ---------  ---------
Comprehensive income            $12,519     $8,628    $24,819    $19,023
                               =========  =========  =========  =========

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

Investments in privately held entities are included in other assets and accounted for under the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). Investments in privately held entities are generally accounted for under the cost method, as we do not influence any operating or financial policies of the entities in which we invest.

1. Background and Basis of Presentation (continued)

Investments in privately held entities as of June 30, 2003, totaled $42,237,000 and are included in other assets in the accompanying balance sheets.

For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

The following table summarizes our available-for-sale securities (in thousands):

                                     June 30,   December 31,
                                       2003         2002
                                    ----------- -----------
Adjusted cost of available-for-sale
   securities                       $    1,876  $    1,876

Gross unrealized gains                     735         214

Gross unrealized losses                       -           -
                                    ----------- -----------
Fair value of
   available-for-sale securities    $    2,611  $    2,090
                                    =========== ===========

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), which requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is effective July 1, 2003 for variable interest entities acquired before February 1, 2003. We are currently evaluating the effects of the issuance of FIN 46, but we do not believe it will have a material impact on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149, among other things, clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial statements.

2. Rental Properties

Rental properties consist of the following (in thousands):

                                    June 30,   December 31,
                                      2003        2002
                                   ----------- -----------

Land                                 $149,948    $151,297
Buildings and improvements            839,059     829,739
Tenant and other improvements         117,893     108,863
                                   ----------- -----------
                                    1,106,900   1,089,899
Less accumulated depreciation        (129,379)   (113,477)
                                   ----------- -----------
                                     $977,521    $976,422
                                   =========== ===========

3. Unsecured Line of Credit

We have an unsecured line of credit under which we may borrow up to $440 million. The maximum amount of permitted borrowings under our unsecured line of credit was increased to $440 million from $425 million in June 2003. The line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of June 30, 2003, borrowings outstanding on the line of credit carried a weighted average interest rate of 2.84%.

The line of credit contains provisions which limit aggregate borrowings under the line. This limit is calculated based on the net operating income derived from a pool of unencumbered assets not to exceed the full amount available under the line of credit of $440 million. As of June 30, 2003, this calculation resulted in an amount of $443 million and therefore, the maximum permitted borrowings under the line of credit were limited to $440 million.

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

The following table summarizes our interest rate swap agreements as of June 30, 2003 (dollars in thousands):

                                     Notional     Interest
Transaction Dates Effective Dates     Amounts    Pay Rates  Termination Dates  Fair Values
----------------- ---------------- ------------- ---------- ----------------- ------------
March 2002        December 31, 2002 $  50,000      5.364%   December 31, 2004  $   (3,103)

July 2002         January 1, 2003   $  25,000      3.855%     June 30, 2005        (1,204)

July 2002         January 1, 2003   $  25,000      3.865%     June 30, 2005        (1,210)

December 2002     January 2, 2003   $  25,000      3.285%     June 30, 2006        (1,046)

December 2002     January 2, 2003   $  25,000      3.285%     June 30, 2006        (1,046)

November 2002       June 1, 2003    $  25,000      3.115%   December 31, 2005        (902)

November 2002       June 1, 2003    $  25,000      3.155%   December 31, 2005        (927)
                                                                                ----------
Total                                                                          $   (9,438)
                                                                                ==========

4. Stockholders' Equity

In June 2003, we declared a cash dividend on our common stock aggregating $10,133,000
($ 0.53 per share) for the calendar quarter ended June 30, 2003. In June 2003, we declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from April 15, 2003 through July 15, 2003. In June 2003, we also declared a cash dividend on our Series B preferred stock aggregating $1,308,000 ($0.56875 per share) for the period April 15, 2003 through July 15, 2003. We paid these dividends on July 14, 2003.

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

5. Stock Option Plan (continued)

The following table provides pro forma disclosures of the estimated fair value of the options amortized to expense over the option vesting periods as if we had accounted for our stock option awards for all periods under the fair value method under SFAS 123 from the date they were granted (in thousands, except per share information):

                                            Three Months Ended Six Months Ended
                                                 June 30,           June 30,
                                             -----------------  -----------------
                                               2003     2002      2003     2002
                                             -------- --------  -------- --------
Net income available to common
  stockholders, as reported                  $10,324   $7,995   $20,248  $15,693
Add: Stock-based employee compensation
  expense included in reported net income          -        -         -        -
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards        (333)    (259)     (668)    (481)
                                             -------- --------  -------- --------
Pro forma net income available to
  common stockholders                         $9,991   $7,736   $19,580  $15,212
                                             ======== ========  ======== ========
Earnings per share:
  Basic - as reported                          $0.54    $0.48     $1.07    $0.95
                                             ======== ========  ======== ========
  Basic - pro forma                            $0.53    $0.46     $1.03    $0.92
                                             ======== ========  ======== ========

  Diluted - as reported                        $0.54    $0.47     $1.06    $0.93
                                             ======== ========  ======== ========
  Diluted - pro forma                          $0.52    $0.45     $1.02    $0.90
                                             ======== ========  ======== ========

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                      ----------------------- -----------------------
                                         2003        2002        2003        2002
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                           $10,324      $7,995     $20,248     $15,693
                                      =========== =========== =========== ===========

Weighted average shares of
  common stock outstanding - basic    18,952,445  16,747,201  18,924,290  16,579,163
Add:  dilutive effect of
  stock options and stock grants         238,027     370,629     236,105     341,599
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  19,190,472  17,117,830  19,160,395  16,920,762
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.54       $0.48       $1.07       $0.95
                                      =========== =========== =========== ===========
  - Diluted                                $0.54       $0.47       $1.06       $0.93
                                      =========== =========== =========== ===========

Common dividends declared per share        $0.53       $0.50       $1.06       $1.00
                                      =========== =========== =========== ===========

7. Discontinued Operations

On January 1, 2002, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") became effective. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under SFAS 144, a property is classified as held for sale when all of the following criteria for a plan of sale have been met: 1) management, having the authority to approve the action, commits to a plan to sell the property, 2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary, 3) an active program to locate a buyer, and other actions required to complete the plan to sell have been initiated, 4) the sale of the property is probable and is expected to be completed within one year, 5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and 6) actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as held for sale and its operations are classified as discontinued operations. Amounts from prior periods are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as held for sale. The accompanying statements have been presented in compliance with SFAS 144.

7. Discontinued Operations (continued)

As of June 30, 2003, we have one property that has been designated as "held for sale" under the provisions of SFAS 144. Interest expense included in discontinued operations represents interest related to a secured note payable which is expected to be assumed by the buyer in connection with the anticipated sale. Depreciation of assets is discontinued commencing on the date they are designated as "held for sale". During the first quarter of 2003, we sold one property located in the San Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" during the fourth quarter 2002. The total sale price for the property was approximately $6.8 million. In connection with this sale, we recorded a loss on sale of property of $455,000 during the three months ended March 31, 2003. This loss is included on the income statement in income from discontinued operations in 2003. Properties held for sale are included in rental properties in the consolidated balance sheets.

The following is a summary of operations and net assets of the properties designated as "held for sale" (in thousands):

                                    Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                    --------------------- ---------------------
                                       2003       2002       2003       2002
                                    ---------- ---------- ---------- ----------

Revenue                                $1,191     $1,149     $2,401     $2,404
Operating expenses                        175        133        388        369
                                    ---------- ---------- ---------- ----------
Revenue less operating expenses         1,016      1,016      2,013      2,035
Interest                                  362        357        701        718
Depreciation                                 -       243           -       486
Income before loss on               ---------- ---------- ---------- ----------
   sale of property                       654        416      1,312        831
Loss on sale of property                     -          -       455           -
Income from discontinued            ---------- ---------- ---------- ----------
   operations                            $654       $416       $857       $831
                                    ========== ========== ========== ==========

                                      June 30,  December 31,
                                        2003       2002
                                     ---------- ----------
Properties held for sale, net          $36,394    $43,361
Cash and cash equivalents                    3          3
Tenant security deposits and other
  restricted cash                          132        115
Tenant receivables                          (9)        (1)
Deferred rent                            1,126      1,081
Other assets                                98         97
                                     ---------- ----------
Total assets                           $37,744    $44,656
                                     ========== ==========
Secured note payable                    18,576     18,777
Accounts payable, accrued expenses
  and tenant security deposits           1,072      1,112
                                     ---------- ----------
Total liabilities                       19,648     19,889
                                     ---------- ----------
Net assets of discontinued operations  $18,096    $24,767
                                     ========== ==========

8. Subsequent Events

In August 2003, we obtained a loan for $30,000,000, secured by first deeds of trust on three of our properties located in Maryland. The loan bears interest at a rate of 6.36% per annum and is payable in monthly installments based on a 30-year amortization schedule. The loan is due in September 2013. The proceeds of the loan were used to pay down a portion of the outstanding balance on our unsecured line of credit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

As used in this Form 10-Q, "we", "our", "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

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

As of June 30, 2003, our portfolio consisted of 88 properties containing approximately 5.7 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 96% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

Results of Operations

Comparison of Three Months Ended June 30, 2003 ("Second Quarter 2003") to Three Months Ended June 30, 2002 ("Second Quarter 2002")

Rental revenue increased by $3.8 million, or 14%, to $31.7 million for Second Quarter 2003 compared to $27.9 million for Second Quarter 2002. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after April 1, 2002. Rental revenue from the properties operating continuously since April 1, 2002 (the "Second Quarter Same Properties") increased by $440,000, or 1.9%, with approximately half of this increase resulting from an increase in occupancies and half resulting from increases in rental rates. The average occupancy level of the Second Quarter 2003 Same Properties was 97.1% as of June 30, 2003, compared to 96.7% as of June 30, 2002.

Tenant recoveries increased by $1.3 million, or 19%, to $8.0 million for Second Quarter 2003 compared to $6.7 million for Second Quarter 2002. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after April 1, 2002. Tenant recoveries for the Second Quarter Same Properties increased by $576,000, or 9.9%, primarily due to increases in certain recoverable operating expenses.

Interest and other income increased by $108,000, or 35%, to $413,000 for Second Quarter 2003 compared to $305,000 for Second Quarter 2002. The increase resulted primarily from an increase in service fee income. Service fee income primarily relates to our supervision of construction projects at our properties for third parties.

Rental operating expenses increased by $1.4 million, or 21%, to $8.3 million for Second Quarter 2003 compared to $6.9 million for Second Quarter 2002. The increase resulted partially from rental operating expenses for properties acquired, placed in service or redeveloped after April 1, 2002. Operating expenses for the Second Quarter Same Properties increased by $587,000, or 10.0%, primarily due to increases in property taxes and heating, ventilation and air conditioning expenses, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Second Quarter Same Properties (dollars in thousands):

                                  For the Three Months
                                   Ended June 30,
                                -----------------------
                                   2003        2002      Change
                                ----------- ----------- ---------
GAAP BASIS (1):
Revenue                            $30,100     $29,080       3.5%
Operating expenses                   6,485       5,898      10.0%
                                ----------- ----------- ---------
Revenue less operating expenses    $23,615     $23,182       1.9%
                                =========== =========== =========
CASH BASIS (1):
Revenue                            $29,506     $28,500       3.5%
Operating expenses                   6,485       5,898      10.0%
                                ----------- ----------- ---------
Revenue less operating expenses    $23,021     $22,602       1.9%
                                =========== =========== =========

________
  Revenue less operating expenses computed on a GAAP basis is total revenue associated with Second Quarter Same Properties (excluding lease termination fees, if any) less property operating expenses. Under GAAP, rental revenue is recognized on a straight-line basis over the respective lease terms. Revenue less operating expenses on a cash basis is total revenue associated with the Second Quarter Same Properties (excluding termination fees, if any) less property operating expenses, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. Straight-line rent adjustments for the three months ended June 30, 2003 and 2002 for the Second Quarter Same Properties were $594,000 and $580,000, respectively. We believe that revenue less operating expenses on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates non-cash adjustments to rental revenue.

General and administrative expenses increased by $236,000, or 7%, to $3.5 million for Second Quarter 2003 compared to $3.3 million for Second Quarter 2002, mainly due to general increases in costs, primarily payroll and related expenses.

Interest expense was $6.5 million for both Second Quarter 2003 and Second Quarter 2002. An increase for Second Quarter 2003 resulted from secured indebtedness incurred since April 1, 2002, offset by a reduction in the floating interest rate on our unsecured line of credit. The weighted average interest rate on borrowings under our unsecured line of credit (excluding the effect of swap agreements) decreased from 3.65% as of June 30, 2002 to 2.84% as of June 30, 2003.

Depreciation and amortization increased by $1.4 million, or 17%, to $9.8 million for Second Quarter 2003 compared to $8.3 million for Second Quarter 2002. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after April 1, 2002.

Income from discontinued operations of $654,000 for Second Quarter 2003 reflects the results of operations of one property that has been designated as held for sale.

As a result of the foregoing, net income was $12.5 million for Second Quarter 2003 compared to $10.2 million for Second Quarter 2002.

Comparison of Six Months Ended June 30, 2003 ("Six Months 2003") to Six Months Ended June 30, 2002 ("Six Months 2002")

Rental revenue increased by $9.0 million, or 17%, to $63.3 million for Six Months 2003 compared to $54.3 million for Six Months 2002. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2002. Rental revenue from the properties operating continuously since January 1, 2002 (the "Six Months Same Properties") increased by $752,000, or 1.7%, primarily due to a slight increase in occupancies. The average occupancy level of the Six Months 2003 Same Properties was 97.8% as of June 30, 2003, compared to 97.4% as of June 30, 2002.

Tenant recoveries increased by $3.2 million, or 24%, to $16.6 million for Six Months 2003 compared to $13.4 million for Six Months 2002. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2002. Tenant recoveries for the Six Months Same Properties increased by $1.6 million, or 14.7%, primarily due to increases in certain recoverable operating expenses.

Interest and other income decreased by $31,000, or 4%, to $757,000 for Six Months 2003 compared to $788,000 for Six Months 2002. The decrease resulted primarily from a decrease in interest income from a secured note receivable that was paid off by the borrower in First Quarter 2002.

Rental operating expenses increased by $3.6 million, or 26%, to $17.1 million for Six Months 2003 compared to $13.6 million for Six Months 2002. The increase resulted partially from rental operating expenses for properties acquired, placed in service or redeveloped after January 1, 2002. Operating expenses for the Six Months Same Properties increased by $1.4 million, or 13.2%, primarily due to increases in property taxes and insurance, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis"), for the Six Months Same Properties (dollars in thousands):

                                  For the Six Months
                                    Ended June 30,
                                -----------------------
                                   2003        2002      Change
                                ----------- ----------- ---------
GAAP BASIS (1):
Revenue                            $57,077     $54,698       4.3%
Operating expenses                  12,214      10,791      13.2%
                                ----------- ----------- ---------
Revenue less operating expenses    $44,863     $43,907       2.2%
                                =========== =========== =========
CASH BASIS (1):
Revenue                            $55,763     $53,051       5.1%
Operating expenses                  12,214      10,791      13.2%
                                ----------- ----------- ---------
Revenue less operating expenses    $43,549     $42,260       3.1%
                                =========== =========== =========

_________
  Revenue less operating expenses computed on a GAAP basis is total revenue associated with Six Months Same Properties (excluding lease termination fees, if any) less property operating expenses. Under GAAP, rental revenue is recognized on a straight-line basis over the respective lease terms. Revenue less operating expenses on a cash basis is total revenue associated with the Six Months Same Properties (excluding termination fees, if any) less property operating expenses, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. Straight-line rent adjustments for the six months ended June 30, 2003 and 2002 for the Six Months Same Properties were $1,314,000 and $1,647,000, respectively. We believe that revenue less operating expenses on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates non-cash adjustments to rental revenue.

General and administrative expenses increased by $312,000, or 5%, to $7.1 million for Six Months 2003 compared to $6.8 million for Six Months 2002, mainly due to general increases in costs, primarily payroll and related expenses.

Interest expense increased by $507,000, or 4%, to $13.4 million for Six Months 2003 compared to $12.9 million for Six Months 2002. The increase resulted from secured indebtedness incurred since January 1, 2002, offset by a reduction in the floating interest rate on our unsecured line of credit. The weighted average interest rate on borrowings under our unsecured line of credit (excluding the effect of swap agreements) decreased from 3.65% as of June 30, 2002 to 2.84% as of June 30, 2003.

Depreciation and amortization increased by $2.9 million, or 18%, to $19.2 million for Six Months 2003 compared to $16.3 million for Six Months 2002. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2002.

Income from discontinued operations of $857,000 for Six Months 2003 reflects the results of operations of two properties that have been designated as held for sale. In the first quarter of 2003, we sold one property in the San Francisco Bay market that had been designated as "held for sale". In connection with the sale, we recorded a loss on sale of property of $455,000.

As a result of the foregoing, net income was $24.7 million for Six Months 2003 compared to $19.8 million for Six Months 2002.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Six Months 2003 increased by $13.0 million to $39.9 million compared to $27.0 million for Six Months 2002. The increase resulted primarily from increases in cash flows from our portfolio of operating properties and an increase in accounts payable, accrued expenses and tenant security deposits.

Net cash used in investing activities decreased by $17.9 million to $81.3 million for Six Months 2003 compared to $99.1 million for Six Months 2002, primarily due to property acquisitions totaling $3.7 million (excluding assumption of a $3.4 million secured note payable) for the Six Months 2003 as compared to $50.3 million for the Six Months 2002. This decrease was partially offset by a higher level of development activity for the Six Months 2003.

Net cash provided by financing activities decreased by $31.2 million to $41.5 million for Six Months 2003 compared to $72.7 million for Six Months 2002, primarily due to the issuance of common and preferred stock in Six Months 2002 (none was issued in Six Months 2003) offset partially by proceeds from secured indebtedness and borrowings under our line of credit for Six Months 2003.

Contractual obligations and commitments

Contractual obligations as of June 30, 2003, consists of the following (dollars in thousands):

                                Payments by Period

                                Total         2003     2004-2005   2006-2007   Thereafter
                            -------------   --------   ---------   ---------   ----------
Contractual Obligations

Secured notes payable (1)  $     310,244   $  3,069   $  37,395   $  56,750   $  213,030

Ground lease obligations          25,778        365       1,461       1,461       22,491

Other obligations                    981        244         737           -            -
                            -------------   --------   ---------   ---------   ----------
Total                      $     337,003   $  3,678   $  39,593   $  58,211   $  235,521
                            =============   ========   =========   =========   ==========
  Excludes unamortized premium of two secured notes payable.

Secured notes payable as of June 30, 2003 include 16 notes secured by 37 properties.

Ground lease obligations as of June 30, 2003 include leases at five of our properties and one land development parcel. These lease obligations have remaining lease terms of 14 to 53 years, exclusive of extension options.

In addition to the above, as of June 30, 2003, we were also committed under the terms of construction contracts and certain leases to complete the development of buildings and related improvements at a remaining aggregate cost of $20.2 million.

As of June 30, 2003, we were also committed to fund approximately $26.8 million for the construction of building infrastructure improvements and for certain investments.

Tenant security deposits and restricted cash

Tenant security deposits and restricted cash as of June 30, 2003 consist of the following (in thousands):

                                                      Amount
                                                     ---------
Funds held in trust under the terms of certain
     secured notes payable                             $7,643
Security deposit funds based on the terms of certain
     lease agreements                                   1,962
Funds held in escrow to complete the development of
     an office/laboratory facility                        362
                                                     ---------
                                                       $9,967
                                                     =========

Secured debt

Secured debt as of June 30, 2003 consists of the following (dollars in thousands):

                                            Balance at     Stated
                                             June 30,     Interest
          Location of Collateral               2003        Rates       Maturity Dates
------------------------------------------ ------------ ------------   --------------

Lexington, MA                                   $3,362         8.45%   August 2004

San Francisco, CA (two properties)              22,520  LIBOR + 1.70%  January 2005  (1)

Worcester, MA (2)                               10,015         8.75%   January 2006

Durham, NC (two properties)                     11,961         8.68%   December 2006

Gaithersburg, MA (three properties)              9,754         8.25%   August 2007

Cambridge, MA (3)                               18,576        9.125%   October 2007

Chantilly, VA and Seattle, WA                   34,632         7.22%   May 2008

San Diego, CA (four properties)                 40,751         6.95%   July 2009

Worcester, MA and San Diego, CA                 18,468         8.71%   January 2010

Gaithersburg, MD (two properties)               24,223         8.33%   November 2010

San Diego, CA (six properties)                  23,736         7.75%   July 2011

Gaithersburg, MD (three properties)             27,904         7.40%   January 2012

San Diego, CA (four properties)                 33,857         6.21%   March 2013

Alameda, CA                                      2,841        7.165%   January 2014

Seattle, WA (two properties)                    17,721         7.75%   June 2016

San Diego, CA                                   11,491         7.50%   August 2021

                                           ------------
                                              $311,812
                                           ============

_________
  The loan may be extended, at our option, for an additional year.
  The balance shown includes an unamortized premium of $313,000. The effective rate of the loan is 7.25%.
  The balance shown includes an unamortized premium of $1,255,000. The effective rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt as of June 30, 2003 (in thousands):

             Year            Amount
    -------------------------------------

             2003              $3,069
             2004               9,221
             2005              28,174
             2006              25,367
             2007              31,383
          Thereafter          213,030
                           -----------
           Subtotal           310,244
     Unamortized Premium        1,568
                           -----------
            Total            $311,812
                           ===========

Unsecured line of credit

We have an unsecured line of credit under which we may borrow up to $440 million. The maximum amount of permitted borrowings under our unsecured line of credit was increased to $440 million from $425 million in June 2003. The line of credit has a maturity date of July 2005, which may be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of June 30, 2003, borrowings outstanding on the line of credit carried a weighted average interest rate of 2.84%.

The line of credit contains provisions which limit aggregate borrowings under the line. This limit is calculated based on the net operating income derived from a pool of unencumbered assets not to exceed the full amount available under the line of credit of $440 million. As of June 30, 2003, this calculation resulted in an amount of $443 million and therefore, the maximum permitted borrowings under the line of credit were limited to $440 million.

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

The following table summarizes our interest rate swap agreements as of June 30, 2003 (dollars in thousands):

                                         Notional      Interest
Transaction Dates  Effective Dates       Amounts       Pay Rates  Termination Dates  Fair Values
----------------- -----------------  ----------------  ---------  -----------------  ----------
March 2002        December 31, 2002      $50,000         5.36%    December 31, 2004  $  (3,103)

July 2002          January 1, 2003       $25,000         3.86%      June 30, 2005       (1,204)

July 2002          January 1, 2003       $25,000         3.87%      June 30, 2005       (1,210)

December 2002      January 2, 2003       $25,000         3.29%      June 30, 2006       (1,046)

December 2002      January 2, 2003       $25,000         3.29%      June 30, 2006       (1,046)

November 2002       June 1, 2003         $25,000         3.12%    December 31, 2005       (902)

November 2002       June 1, 2003         $25,000         3.16%    December 31, 2005       (927)
                                                                                   ------------
                                                                                   $    (9,438)
                                                                                   ============

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements, as the counterparties are established, well-capitalized financial institutions.

Other resources and liquidity requirements

We expect to continue meeting our short-term liquidity and capital requirements generally by using our working capital and net cash provided by operating activities. We believe that net cash provided by operating activities will continue to be sufficient to make the distributions necessary to enable us to continue qualifying as a real estate investment trust. We also believe that net cash provided by operating activities will also be sufficient to fund recurring capital expenditures and leasing commissions.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the six months ended June 30, 2003 (dollars in thousands):
Property-related capital expenditures (1)	$ 389
Leasing costs (2)	$ 259
Property-related redevelopment costs (3)	$ 25,815
Property-related development costs	$ 18,846
Purchase of property under development	$ 36,332
Purchase of rental property (4)	$ 7,089

_______

  Property-related capital expenditures include all capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures or costs related to the redevelopment of a property. Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants. Approximately 88% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.
  Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space. Leasing costs exclude tenant improvements that are revenue-enhancing.
  Includes certain capital expenditures recoverable from tenants.
  Purchase amount includes the assumption of a secured note payable of approximately $3,384,000.

Inflation

Approximately 87% of our leases (on a square footage basis) are triple net leases that require tenants to pay substantially all real estate taxes and insurance and common area and other operating expenses, including increases therein. In addition, approximately 8% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 92% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on a CPI index. Accordingly, we do not believe that our earnings or cash flow are subject to significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable borrowings, including under our unsecured line of credit.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the mis-correlation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of funds from operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance of REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that net income is the most directly comparable GAAP financial measure to FFO.

The following table presents our FFO for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                     For the Three Months Ended For the Six Months Ended
                                            June 30,                   June 30,
                                     -----------------------    ------------------------
                                        2003        2002           2003         2002
                                     ----------- -----------    -----------  -----------

Net income                              $12,549     $10,220        $24,698      $19,823
Add
  Depreciation and amortization (1)       9,760       8,557         19,221       16,794
  Loss on sale of property (2)                -           -            455            -
Subtract
  Dividends on preferred stock           (2,225)     (2,225)        (4,450)      (4,130)
                                     ----------- -----------    -----------  -----------
Funds from operations (FFO)             $20,084     $16,552        $39,924      $32,487
                                     =========== ===========    ===========  ===========
  Includes depreciation and amortization on assets held for sale reflected as discontinued operations (for the periods prior to when such assets were designated as held for sale).
  Loss on sale of property relates to the disposition of a property in the San Francisco Bay market during the first quarter ended March 31, 2003. This loss is included on the income statement in income from discontinued operations.

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2003 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base     Occupancy
                                         Properties     Feet        Rent    Percentages
                                         ----------- ----------- ---------- -----------
Markets
California - Pasadena                             1      31,343       $417        66.5%
California - San Diego                           21     953,258     26,407        95.1%
California - San Francisco Bay                    9     515,526     16,188       100.0%
Eastern Massachusetts                            10     695,394     24,366        90.8%
New Jersey/Suburban Philadelphia                  6     346,919      6,251       100.0%
Southeast                                         5     259,414      4,309        87.2% (1)
Suburban Washington D.C.                         21   1,730,555     28,374        96.1%
Washington - Seattle                              5     440,284     16,106        99.8%
                                         ----------- ----------- ---------- -----------
Subtotal                                         78   4,972,693    122,418        95.5%
Redevelopment properties                         10     755,515      8,150        44.8%
                                         ----------- ----------- ---------- -----------
Total                                            88   5,728,208   $130,568        88.8%
                                         =========== =========== ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2003:

                                    Square      Percentage of   Annualized Base
  Year of       Number of         Footage of      Aggregate     Rent of Expiring
   Lease         Expiring          Expiring    Portfolio Leased   Leases (per
Expiration        Leases            Leases      Square Footage    square foot)
-----------   --------------    -------------- ---------------- ----------------

   2003    (1)      45             423,512           8.3%            $21.12
   2004             45             565,104          11.1%            $20.95
   2005             19             275,925           5.4%            $28.09
   2006             31             783,735          15.4%            $23.70
   2007             13             315,001           6.2%            $24.32
Thereafter          51            2,725,048         53.6%            $27.82

_________

(1) Includes 21 month-to-month leases and leases expiring between July 1, 2003 and December 31, 2003.

The following table is a summary of our lease activity for the three months ended June 30, 2003 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental     TI's/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions    Lease
                                 of Leases  Footage    Rates     Rates   Changes      Per Foot     Terms
                                 --------- --------- --------- --------- --------   ------------ ---------
Leasing Activity

  Lease Expirations
    Cash Basis                         28   170,345   $25.52      --        --           --         --
    GAAP Basis                         28   170,345   $25.57      --        --           --         --
  Renewed / Releasable Space Leased
    Cash Basis                          4    30,697   $15.00    $16.76    11.7%        $0.36      1.4 Years
    GAAP Basis                          4    30,697   $14.38    $16.97    18.0%        $0.36      1.4 Years
  Month-to-Month Leases In Effect
    Cash Basis                         18    83,111   $19.85    $19.84    -0.1%          --         --
    GAAP Basis                         18    83,111   $19.79    $19.80     0.1%          --         --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                          9    47,882     --      $24.37      --         $3.54     5.6 Years
    GAAP Basis                          9    47,882     --      $24.46      --         $3.54     5.6 Years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                         13    78,579     --      $21.39      --           --         --
    GAAP Basis                         13    78,579     --      $21.54      --           --         --
  Including Month-to-Month Leases
    Cash Basis                         31   161,690     --      $20.59      --           --         --
    GAAP Basis                         31   161,690     --      $20.64      --           --         --

The following table is a summary of our lease activity for the six months ended June 30, 2003 computed on a GAAP Basis and on a Cash Basis:

                                                                      Rental    TI's/Lease Average
                                   Number  Square  Expiring   New      Rate     Commission  Lease
                                 of Leases Footage   Rates    Rates   Changes    Per Foot   Terms
                                 --------  -------- -------- -------- --------   --------- ---------
Leasing Activity

  Lease Expirations
    Cash Basis                        40   274,348   $24.02     --       --         --        --
    GAAP Basis                        40   274,348   $23.99     --       --         --        --
  Renewed / Releasable Space Leased
    Cash Basis                        13   162,116   $25.35   $22.27   -12.1% (1)  $0.92    2.0 Years
    GAAP Basis                        13   162,116   $25.48   $23.75   -6.8%  (1)  $0.92    2.0 Years
  Month-to-Month Leases In Effect
    Cash Basis                        18    83,111   $20.01   $19.81   -1.0%        --        --
    GAAP Basis                        18    83,111   $19.83   $19.77   -0.3%        --        --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                        19    98,171     --     $27.14     --        $2.56   4.0 Years
    GAAP Basis                        19    98,171     --     $27.42     --        $2.56   4.0 Years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                        32   260,287     --     $24.11     --         --        --
    GAAP Basis                        32   260,287     --     $25.13     --         --        --
  Including Month-to-Month Leases
    Cash Basis                        50   343,398     --     $23.07     --         --        --
    GAAP Basis                        50   343,398     --     $23.84     --         --        --

  Excluding a lease for 21,316 square feet in the San Francisco Bay market, rental rates for renewed or released space were on average 2.1% higher than expiring rates on a Cash Basis and 3.4% higher than expiring rates on a GAAP Basis.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, June 30, 2003, we estimate that a 1% increase in interest rates on our line of credit, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.7 million. We further estimate that a 1% decrease in interest rates on our line of credit, after considering the effect of our interest rate swap agreements in effect on June 30, 2003, would increase annual future earnings and cash flows by approximately $1.7 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $19.3 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $20.3 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2003. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method, as we do not influence any of the investees' operating or financial policies. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments below book value would decrease their value by approximately $4.5 million.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2003, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2003, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualify. The following directors were elected to pursuant to the votes indicated:
Director	"For"	"Withheld"
Jerry M. Sudarsky	11,749,198	4,981,359
Joel S. Marcus	16,076,406	654,151
James H. Richardson	16,076,406	654,151
Richard B. Jennings	16,029,450	701,107
David M. Petrone	16,029,450	701,107
Anthony M. Solomon	16,076,406	654,151
Alan G. Walton	16,076,406	654,151

At the meeting, our stockholders also voted to ratify the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2003. A total of 15,310,010 shares voted "for" the ratification, 1,287,541 shares voted "against" and 133,006 shares abstained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 First Amendment to Third Amended and Restated Revolving Loan Agreement dated June 27, 2003

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K, dated August 8, 2003, pursuant to which we furnished to the Securities and Exchange Commission our earnings release dated August 8, 2003, regarding our second quarter 2003 financial results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
 Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Nelson
 Peter J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)