Form 10-Q
period 2003-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2003-11-14
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [  ],

    As of November 12, 2003, 19,161,756 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of September 30, 2003 and December 31, 2002	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and nine months ended September 30, 2003 and 2002	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three and nine months ended September 30, 2003 and 2002	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(DOLLARS IN THOUSANDS)

                                                        September 30,  December 31,
                                                             2003          2002
                                                         ------------  ------------
Assets

Rental properties, net                                      $942,794      $976,422
Properties under development                                 143,287        68,386
Cash and cash equivalents                                      3,225         3,790
Tenant security deposits and other restricted cash             9,246         8,020
Tenant receivables                                             1,821         2,641
Deferred rent                                                 29,967        26,063
Other assets                                                  80,805        73,921
                                                         ------------  ------------
       Total assets                                       $1,211,145    $1,159,243
                                                         ============  ============
Liabilities and Stockholders' Equity

Secured notes payable                                       $321,316      $276,878
Unsecured line of credit                                     334,000       338,000
Accounts payable, accrued expenses and
   tenant security deposits                                   41,883        47,118
Dividends payable                                             12,584        11,394
                                                         ------------  ------------
       Total liabilities                                     709,783       673,390
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Series B preferred stock                                   57,500        57,500
   Common stock                                                  192           190
   Additional paid-in capital                                415,313       399,831
   Deferred compensation                                      (3,127)       (1,432)
   Retained earnings                                               -             -
   Accumulated other comprehensive income                     (7,104)       (8,824)
                                                         ------------  ------------
       Total stockholders' equity                            501,362       485,853
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $1,211,145    $1,159,243
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                    ----------------------- -----------------------
                                                       2003        2002        2003        2002
                                                    ----------- ----------- ----------- -----------
Revenues
  Rental                                               $31,702     $28,653     $95,018     $82,976
  Tenant recoveries                                      8,355       7,911      24,953      21,313
  Interest and other income                                725         300       1,482       1,088
                                                    ----------- ----------- ----------- -----------
                                                        40,782      36,864     121,453     105,377
Expenses
  Rental operations                                      8,463       8,255      25,596      21,811
  General and administrative                             3,568       3,203      10,661       9,984
  Interest                                               6,532       5,726      19,915      18,602
  Depreciation and amortization                          9,813       8,334      29,034      24,642
  Loss on early extinguishment of debt                        -      1,002            -      1,002
                                                    ----------- ----------- ----------- -----------
                                                        28,376      26,520      85,206      76,041
                                                    ----------- ----------- ----------- -----------
Income from continuing operations                       12,406      10,344      36,247      29,336

Income from discontinued operations, net                 9,188         411      10,045       1,242
                                                    ----------- ----------- ----------- -----------
Net income                                             $21,594     $10,755     $46,292     $30,578
                                                    =========== =========== =========== ===========
Dividends on preferred stock                             2,225       2,225       6,674       6,354

Net income available to                             ----------- ----------- ----------- -----------
  common stockholders                                  $19,369      $8,530     $39,618     $24,224
                                                    =========== =========== =========== ===========
Basic income per common share:
   Income from continuing operations                     $0.65       $0.56       $1.91       $1.71
                                                    =========== =========== =========== ===========
   Income from discontinued operations, net              $0.48       $0.02       $0.53       $0.07
                                                    =========== =========== =========== ===========
   Net income                                            $1.14       $0.59       $2.44       $1.78
                                                    =========== =========== =========== ===========
   Net income available to common stockholders           $1.02       $0.47       $2.09       $1.41
                                                    =========== =========== =========== ===========
Diluted income per common share:
   Income from continuing operations                     $0.64       $0.56       $1.89       $1.68
                                                    =========== =========== =========== ===========
   Income from discontinued operations, net              $0.48       $0.02       $0.52       $0.07
                                                    =========== =========== =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Operating Activities
Net income                                                  $46,292     $30,578
Adjustments to reconcile net income to net cash
  provided by operating activities:
Loss on early extinguishment of debt                              -       1,002
Gain/loss on sales of property                               (8,322)          -
Depreciation and amortization                                29,034      25,376
Amortization of loan fees and costs                           1,513       1,957
Amortization of premiums on secured notes                      (259)       (270)
Stock compensation expense                                    1,974       2,736
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash         (1,226)        484
  Tenant receivables                                            820       1,606
  Deferred rent                                              (5,044)     (3,620)
  Other assets                                               (6,508)    (11,678)
  Accounts payable, accrued expenses and tenant
    security deposits                                        (2,865)     (9,575)
                                                          ----------  ----------
Net cash provided by operating activities                    55,409      38,596
                                                          ----------  ----------

Investing Activities
Purchase of rental properties                                (3,677)    (50,325)
Proceeds from sales of property                              33,478           -
Additions to rental properties                              (34,290)    (41,166)
Additions to properties under development                   (68,234)    (34,691)
Additions to investments, net                                (5,348)    (12,031)
                                                          ----------  ----------
Net cash used in investing activities                       (78,071)   (138,213)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          64,667      44,663
Proceeds from exercise of stock options                       2,648       3,551
Proceeds from issuance of common stock                            -      97,601
Proceeds from issuance of preferred stock                         -      55,129
Proceeds from repayment of note receivable                        -       6,000
Principal reductions to unsecured line of credit             (4,000)    (64,000)
Principal reductions of secured notes payable                (4,847)    (12,419)
Dividends paid on common stock                              (29,697)    (24,427)
Dividends paid on preferred stock                            (6,674)     (5,264)
                                                          ----------  ----------
Net cash provided by financing activities                    22,097     100,834
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents           (565)      1,217
Cash and cash equivalents at beginning of period              3,790       2,376
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $3,225      $3,593
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space. We refer to these properties as "life science facilities". Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for-profit scientific research institutions, universities and related government agencies. As of September 30, 2003, our portfolio consisted of 87 properties in nine states with approximately 5.6 million rentable square feet.

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

1. Background and Basis of Presentation (continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                           September 30, December 31,
                               2003          2002
                           ------------  ------------

Unrealized gain on
  marketable securities           $558          $214
Unrealized loss on intere
  rate swap agreements          (7,662)       (9,038)
                           ------------  ------------
                               ($7,104)      ($8,824)
                           ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                             Three Months Ended    Nine Months Ended
                                September 30,         September 30,
                             --------------------  --------------------
                               2003       2002       2003       2002
                             ---------  ---------  ---------  ---------

Net income                    $21,594    $10,755    $46,292    $30,578
Unrealized (loss) gain on
  marketable securities          (177)      (388)       344     (2,198)
Unrealized gain (loss) on
  interest rate swap agreemen   1,776     (1,913)     1,376       (902)
                             ---------  ---------  ---------  ---------
Comprehensive income          $23,193     $8,454    $48,012    $27,478
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

Investments in privately held entities are included in other assets and accounted for under the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.

1. Background and Basis of Presentation (continued)

Investments in privately held entities as of September 30, 2003, totaled $43,314,000 and are included in other assets in the accompanying balance sheets.

For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

The following table summarizes our available-for-sale securities (in thousands):

                                   September 30, December 31,
                                        2003       2002
                                    ----------- -----------
Adjusted cost of available-for-sale
   securities                       $    1,470  $    1,876

Gross unrealized gains                     558         214

Gross unrealized losses                      -           -
                                    ----------- -----------
Fair value of
   available-for-sale securities    $    2,028  $    2,090
                                    =========== ===========

Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS 150 in the third quarter of 2003. The adoption of SFAS 150 did not have an impact on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149, among other things, clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS 149 did not have an impact on our financial statements.

1. Background and Basis of Presentation (continued)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), which requires the consolidation of entities with respect to which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, an entity is generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is generally effective December 31, 2003 for variable interest entities acquired before February 1, 2003. The adoption of FIN 46 did not have an impact on our financial statements.

In April 2002, the FASB issued Statement of Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which requires any gain or loss on early extinguishment of debt that was previously classified as an extraordinary item that does not meet certain criteria, be reclassified from extraordinary items to continuing operations. In accordance with SFAS 145, in 2003 we reclassified the loss on early extinguishment of debt recognized in 2002, totaling $1,002,000 to continuing operations.

2. Rental Properties

Rental properties consist of the following (in thousands):

                                  September 30,December 31,
                                      2003        2002
                                   ----------- -----------

Land                                 $145,939    $151,297
Buildings and improvements            812,127     829,739
Tenant and other improvements         118,567     108,863
                                   ----------- -----------
                                    1,076,633   1,089,899
Less accumulated depreciation        (133,839)   (113,477)
                                   ----------- -----------
                                     $942,794    $976,422
                                   =========== ===========

3. Unsecured Line of Credit

We have an unsecured line of credit under which we may borrow up to $440 million. As of September 30, 2003, the line of credit had a maturity date of July 2005, which could be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of September 30, 2003, borrowings outstanding on the line of credit carried a weighted average interest rate of 2.75%.

3. Unsecured Line of Credit (continued)

The line of credit contains provisions which limit aggregate borrowings under the line. This limit is calculated based on the net operating income derived from a pool of unencumbered assets not to exceed the full amount available under the line of credit of $440 million. As of September 30, 2003, the maximum permitted borrowings under the line of credit were limited to $419 million.

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

In November 2003, we amended our line of credit to extend its maturity date to November 2006 and we also obtained a five year unsecured term loan for $150 million. See footnote 8, Subsequent Events.

The following table summarizes our interest rate swap agreements as of September 30, 2003 (dollars in thousands):

                                     Notional     Interest
Transaction Dates Effective Dates    Amounts     Pay Rates  Termination Dates Fair Values
---------------   ---------------- ------------- ---------- ----------------- ------------
March 2002        December 31, 2002 $  50,000      5.364%   December 31, 2004  $   (2,582)

July 2002         January 1, 2003   $  25,000      3.855%     June 30, 2005        (1,016)

July 2002         January 1, 2003   $  25,000      3.865%     June 30, 2005        (1,021)

December 2002     January 2, 2003   $  25,000      3.285%     June 30, 2006          (791)

December 2002     January 2, 2003   $  25,000      3.285%     June 30, 2006          (791)

November 2002       June 1, 2003    $  25,000      3.115%   December 31, 2005        (719)

November 2002       June 1, 2003    $  25,000      3.155%   December 31, 2005        (742)
                                                                                ----------
Total                                                                          $   (7,662)
                                                                                ==========

4. Stockholders' Equity

In September 2003, we declared a cash dividend on our common stock aggregating $10,731,000 ($ 0.56 per share) for the calendar quarter ended September 30, 2003. In September 2003, we declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from July 16, 2003 through October 15, 2003. In September 2003, we also declared a cash dividend on our Series B preferred stock aggregating $1,308,000 ($0.56875 per share) for the period July 16, 2003 through October 15, 2003. We paid these dividends on October 15, 2003.

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which addresses alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we have adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003.

The following table provides pro forma disclosures of the estimated fair value of the options amortized to expense over the option vesting periods as if we had accounted for our stock option awards for all periods under the fair value method under SFAS 123 from the date they were granted (in thousands, except per share information):

                                        Three Months Ended  Nine Months Ended
                                           September 30,     September 30,
                                         ----------------- -----------------
                                           2003     2002     2003     2002
                                         -------- -------- -------- --------
Net income available to common
  stockholders, as reported              $19,369   $8,530  $39,618  $24,224
Add: Stock-based employee compensation
  expense included in reported net in          -        -        -        -
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awa       (329)    (340)    (997)    (821)
                                         -------- -------- -------- --------
Pro forma net income available to
  common stockholders                    $19,040   $8,190  $38,621  $23,403
                                         ======== ======== ======== ========
Earnings per share:
  Basic - as reported                      $1.02    $0.47    $2.09    $1.41
                                         ======== ======== ======== ========
  Basic - pro forma                        $1.00    $0.45    $2.04    $1.36
                                         ======== ======== ======== ========

  Diluted - as reported                    $1.00    $0.46    $2.06    $1.39
                                         ======== ======== ======== ========
  Diluted - pro forma                      $0.99    $0.44    $2.01    $1.34
                                         ======== ======== ======== ========

6. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                      ----------------------- -----------------------
                                         2003        2002        2003        2002
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                           $19,369      $8,530     $39,618     $24,224
                                      =========== =========== =========== ===========

Weighted average shares of
  common stock outstanding - basic    19,023,162  18,329,443  18,957,609  17,169,003
Add:  dilutive effect of
  stock options and stock grants         253,770     226,857     233,412     294,724
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  19,276,932  18,556,300  19,191,021  17,463,727
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $1.02       $0.47       $2.09       $1.41
                                      =========== =========== =========== ===========
  - Diluted                                $1.00       $0.46       $2.06       $1.39
                                      =========== =========== =========== ===========

Common dividends declared per share        $0.56       $0.50       $1.62       $1.50
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

7. Discontinued Operations (continued)

During the third quarter of 2003, we sold one property located in the Eastern Massachusetts market that had been designated as "held for sale" beginning the fourth quarter of 2002. The total sale price for the property was approximately $46.5 million. In connection with this sale, we recorded a gain on sale of property of approximately $8.8 million during the three months ended September 30, 2003. Interest expense included in discontinued operations represents interest related to a secured note payable which was assumed by the buyer in connection with the sale. During the first quarter of 2003, we sold one property located in the San Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" during the fourth quarter 2002. The total sale price for the property was approximately $6.8 million. In connection with this sale, we recorded a loss on sale of property of $455,000 during the three months ended March 31, 2003. Gains and losses on sales of these properties are included on the income statement in income from discontinued operations in 2003. Properties held for sale as of December 31, 2002, are included in rental properties in the consolidated balance sheets.

The following is a summary of operations and net assets of the properties designated as "held for sale" (in thousands):

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                    --------------------- ---------------------
                                       2003       2002       2003       2002
                                    ---------- ---------- ---------- ----------

Revenue                                  $757     $1,200     $3,158     $3,604
Operating expenses                        123        185        511        554
                                    ---------- ---------- ---------- ----------
Revenue less operating expenses           634      1,015      2,647      3,050
Interest                                  223        356        924      1,074
Depreciation                                 -       248           -       734
Income before gain/loss on          ---------- ---------- ---------- ----------
   sales of property                      411        411      1,723      1,242
Gain/loss on sales of property          8,777           -     8,322           -
Income from discontinued            ---------- ---------- ---------- ----------
   operations                          $9,188       $411    $10,045     $1,242
                                    ========== ========== ========== ==========

                                  September 30,December 31,
                                       2003       2002
                                    ---------- ----------
Properties held for sale, net                -   $43,361
Cash and cash equivalents                    -         3
Tenant security deposits and other
  restricted cash                            -       115
Tenant receivables                           -
Deferred rent                                -     1,081
Other assets                                 -        97
                                    ---------- ----------
Total assets                                 -   $44,657
                                    ========== ==========
Secured note payable                         -    18,777
Accounts payable, accrued expenses
  and tenant security deposits               -     1,112
                                    ---------- ----------
Total liabilities                            -    19,889
                                    ---------- ----------
Net assets of discontinued operation         -   $24,768
                                    ========== ==========

8. Subsequent Events

In November 2003, we renewed our $440 million unsecured line of credit and extended its maturity date to November 2006. We have the right to extend the line of credit for an additional one year at our option.

In November 2003, we also obtained an unsecured term loan for $150 million. The loan, which is due in November 2008, contains financial covenants similar to our unsecured line of credit. The proceeds of the loan were used to pay down a portion of the outstanding balance on our unsecured line of credit.

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

As of September 30, 2003, our portfolio consisted of 87 properties containing approximately 5.6 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 94% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

Results of Operations

Comparison of Three Months Ended September 30, 2003 ("Third Quarter 2003") to Three Months Ended September 30, 2002 ("Third Quarter 2002")

Rental revenue increased by $3.0 million, or 11%, to $31.7 million for Third Quarter 2003 compared to $28.7 million for Third Quarter 2002. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after July 1, 2002. Rental revenue from the properties operating continuously since July 1, 2002 (the "Third Quarter Same Properties") increased by $313,000, or 1.4%, primarily due to increases in rental rates. The average occupancy level of the Third Quarter Same Properties was 95.4% as of September 30, 2003, compared to 95.9% as of September 30, 2002.

Tenant recoveries increased by $444,000, or 6%, to $8.4 million for Third Quarter 2003 compared to $7.9 million for Third Quarter 2002. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after July 1, 2002. Tenant recoveries for the Third Quarter Same Properties decreased by $105,000, or 1.6%, primarily due to decreases in certain recoverable operating expenses.

Interest and other income increased by $425,000, to $725,000, for Third Quarter 2003 compared to $300,000 for Third Quarter 2002. The increase resulted primarily from a general increase in miscellaneous sources of income.

Rental operating expenses increased by $208,000, or 3%, to $8.5 million for Third Quarter 2003 compared to $8.3 million for Third Quarter 2002. The increase resulted partially from rental operating expenses for properties acquired, placed in service or redeveloped after July 1, 2002. Operating expenses for the Third Quarter Same Properties decreased by $242,000, or 3.6%, primarily due to decreases in repairs and maintenance expenses, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis") for the Third Quarter Same Properties (dollars in thousands):

                                 For the Three Months
                                  Ended September 30,
                               -----------------------
                                  2003        2002      Change
                               ----------- ----------- ---------
GAAP BASIS (1):
Revenue                           $29,760     $29,527       0.8%
Operating expenses                  6,389       6,631      -3.6%
                               ----------- ----------- ---------
Revenue less operating expense    $23,371     $22,896       2.1%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $29,052     $28,654       1.4%
Operating expenses                  6,389       6,631      -3.6%
                               ----------- ----------- ---------
Revenue less operating expense    $22,663     $22,023       2.9%
                               =========== =========== =========

________
  Revenue less operating expenses computed on a GAAP basis is total revenue associated with Third Quarter Same Properties (excluding lease termination fees, if any) less property operating expenses. Under GAAP, rental revenue is recognized on a straight-line basis over the respective lease terms. Revenue less operating expenses on a cash basis is total revenue associated with the Third Quarter Same Properties (excluding termination fees, if any) less property operating expenses, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. Straight-line rent adjustments for the three months ended September 30, 2003 and 2002 for the Third Quarter Same Properties were $708,000 and $873,000, respectively. We believe that revenue less operating expenses on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates non-cash adjustments to rental revenue.

General and administrative expenses increased by $365,000, or 11%, to $3.6 million for Third Quarter 2003 compared to $3.2 million for Third Quarter 2002, mainly due to general increases in administrative costs, primarily payroll and related expenses.

Interest expense increased by $806,000, or 14%, to $6.5 million for Third Quarter 2003 compared to $5.7 million for Third Quarter 2002. The increase for Third Quarter 2003 resulted from approximately $51 million in additional secured indebtedness incurred since July 1, 2002, offset by a reduction in the floating interest rate on our unsecured line of credit. The weighted average interest rate on borrowings under our unsecured line of credit (excluding the effect of swap agreements) decreased from 3.31% as of September 30, 2002 to 2.75% as of September 30, 2003.

Depreciation and amortization increased by $1.5 million, or 18%, to $9.8 million for Third Quarter 2003 compared to $8.3 million for Third Quarter 2002. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after July 1, 2002.

Loss on early extinguishment of debt for Third Quarter 2002 of $1 million was incurred as the result of the early retirement of a $7.2 million secured loan. This loss is related to prepayment penalties and the write-off of loan costs. In 2002, this loss was classified as an extraordinary item as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt". Pursuant to SFAS 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in 2003 we reclassified the 2002 loss on early extinguishment of debt to continuing operations.

Income from discontinued operations of $9.2 million for Third Quarter 2003 reflects the results of operations of one property that was previously designated as held for sale and was sold during Third Quarter 2003. In connection with the sale, we recognized a gain on sale of property of approximately $8.8 million.

As a result of the foregoing, net income was $21.6 million for Third Quarter 2003 compared to $10.8 million for Third Quarter 2002.

Comparison of Nine Months Ended September 30, 2003 ("Nine Months 2003") to Nine Months Ended September 30, 2002 ("Nine Months 2002")

Rental revenue increased by $12.0 million, or 15%, to $95.0 million for Nine Months 2003 compared to $83.0 million for Nine Months 2002. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2002. Rental revenue from the properties operating continuously since January 1, 2002 (the "Nine Months Same Properties") increased by $1.1 million, or 1.8%, primarily due to increases in rental rates. The average occupancy level of the Nine Months Same Properties for the nine months ended September 30, 2003 and 2002 was 96.9%.

Tenant recoveries increased by $3.6 million, or 17%, to $25.0 million for Nine Months 2003 compared to $21.3 million for Nine Months 2002. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2002. Tenant recoveries for the Nine Months Same Properties increased by $1.5 million, or 9.0%, primarily due to increases in certain recoverable operating expenses.

Interest and other income increased by $394,000, or 36%, to $1.5 million for Nine Months 2003 compared to $1.1 million for Nine Months 2002. The increase resulted primarily from a general increase in miscellaneous sources of income.

Rental operating expenses increased by $3.8 million, or 17%, to $25.6 million for Nine Months 2003 compared to $21.8 million for Nine Months 2002. The increase resulted partially from rental operating expenses for properties acquired, placed in service or redeveloped after January 1, 2002. Operating expenses for the Nine Months Same Properties increased by $1.2 million, or 7.2%, primarily due to increases in property taxes and insurance, substantially all of which are recoverable from our tenants through tenant recoveries.

The following is a comparison of property operating data computed under accounting principles generally accepted in the United States ("GAAP Basis") and under accounting principles generally accepted in the United States, adjusted to exclude the effect of straight line rent adjustments required by GAAP ("Cash Basis"), for the Nine Months Same Properties (dollars in thousands):

                                For the Nine Months
                                Ended September 30,
                               -----------------------
                                  2003        2002      Change
                               ----------- ----------- ---------
GAAP BASIS (1):
Revenue                           $81,881     $79,232       3.3%
Operating expenses                 17,703      16,512       7.2%
                               ----------- ----------- ---------
Revenue less operating expense    $64,178     $62,720       2.3%
                               =========== =========== =========
CASH BASIS (1):
Revenue                           $80,034     $76,955       4.0%
Operating expenses                 17,703      16,512       7.2%
                               ----------- ----------- ---------
Revenue less operating expense    $62,331     $60,443       3.1%
                               =========== =========== =========

_________
  Revenue less operating expenses computed on a GAAP basis is total revenue associated with Nine Months Same Properties (excluding lease termination fees, if any) less property operating expenses. Under GAAP, rental revenue is recognized on a straight-line basis over the respective lease terms. Revenue less operating expenses on a cash basis is total revenue associated with the Nine Months Same Properties (excluding termination fees, if any) less property operating expenses, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. Straight-line rent adjustments for the Nine months ended September 30, 2003 and 2002 for the Nine Months Same Properties were $1,847,000 and $2,277,000, respectively. We believe that revenue less operating expenses on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates non-cash adjustments to rental revenue.

General and administrative expenses increased by $677,000, or 7%, to $10.7 million for Nine Months 2003 compared to $10.0 million for Nine Months 2002, mainly due to general increases in administrative costs, primarily payroll and related expenses.

Interest expense increased by $1.3 million, or 7%, to $19.9 million for Nine Months 2003 compared to $18.6 million for Nine Months 2002. The increase resulted from approximately $85 million in additional secured indebtedness incurred since January 1, 2002, offset by a reduction in the floating interest rate on our unsecured line of credit. The weighted average interest rate on borrowings under our unsecured line of credit (excluding the effect of swap agreements) decreased from 3.31% as of September 30, 2002 to 2.75% as of September 30, 2003.

Depreciation and amortization increased by $4.4 million, or 18%, to $29.0 million for Nine Months 2003 compared to $24.6 million for Nine Months 2002. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2002.

Loss on early extinguishment of debt for Nine Months 2002 of $1 million was incurred as the result of the early retirement of a $7.2 million secured loan. This loss is related to prepayment penalties and the write-off of loan costs. In 2002, this loss was classified as an extraordinary item as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt". Pursuant to SFAS 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in 2003 we reclassified the 2002 loss on early extinguishment of debt to continuing operations.

Income from discontinued operations of $10.0 million for Nine Months 2003 reflects the results of operations of two properties that were previously designated as held for sale. In the third quarter of 2003, we sold one property in the Eastern Massachusetts market. In the first quarter of 2003, we sold one property in the San Francisco Bay market. In connection with these sales, we recorded a net gain of approximately $8.3 million.

As a result of the foregoing, net income was $46.3 million for Nine Months 2003 compared to $30.6 million for Nine Months 2002.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Nine Months 2003 increased by $16.8 million to $55.4 million compared to $38.6 million for Nine Months 2002. The increase resulted primarily from increases in cash flows from our portfolio of operating properties and increases in cash flows from favorable changes in other assets and accounts payable, accrued expenses and tenant security deposits.

Net cash used in investing activities decreased by $60.1 million to $78.1 million for Nine Months 2003 compared to $138.2 million for Nine Months 2002, primarily due to the proceeds from the sale of two properties and substantially lower acquisitions of rental properties, partially offset by substantially higher additions to properties under development for the Nine Months 2003.

Net cash provided by financing activities decreased by $78.7 million to $22.1 million for Nine Months 2003 compared to $100.8 million for Nine Months 2002, primarily due to the issuance of common and preferred stock in Nine Months 2002 (none was issued in Nine Months 2003) offset partially by higher proceeds from secured indebtedness and a lower reduction in borrowings under our line of credit for Nine Months 2003.

Contractual obligations and commitments

Contractual obligations as of September 30, 2003, consists of the following (dollars in thousands):

                                                    Payments by Period
                                            ---------------------------------------------
                                Total         2003     2004-2005   2006-2007   Thereafter
                            -------------   --------   ---------   ---------   ----------
Contractual Obligations
Secured notes payable (1)  $     321,033   $  1,278   $  37,785   $  40,694   $  241,276

Ground lease obligations          31,289        215       1,721       1,721       27,632

Other obligations                    858        121         737           -            -
                            -------------   --------   ---------   ---------   ----------
Total                      $     353,180   $  1,614   $  40,243   $  42,415   $  268,908
                            =============   ========   =========   =========   ==========
  Excludes unamortized premium of a secured note payable.

Secured notes payable as of September 30, 2003 include 16 notes secured by 39 properties.

Ground lease obligations as of September 30, 2003 include leases at five of our properties and one land development parcel. These lease obligations have remaining lease terms of 29 to 53 years, exclusive of extension options.

In addition to the above, as of September 30, 2003, we were committed under the terms of construction contracts to complete the development of buildings and related improvements at a remaining aggregate cost of $18.2 million.

As of September 30, 2003, we were also committed to fund approximately $25.8 million for the construction of building infrastructure improvements and for certain investments.

Tenant security deposits and restricted cash

Tenant security deposits and restricted cash as of September 30, 2003 consist of the following (in thousands):

                                                      Amount
                                                     ---------
Funds held in trust under the terms of certain
     secured notes payable                             $6,993
Security deposit funds based on the terms of certain
     lease agreements                                   1,891
Funds held in escrow to complete the development of
     an office/laboratory facility                        362
                                                     ---------
                                                       $9,246
                                                     =========

Secured debt

Secured debt as of September 30, 2003 consists of the following (dollars in thousands):

                                            Balance at     Stated
                                           September 30,  Interest
          Location of Collateral               2003        Rates       Maturity Dates
------------------------------------------ ------------ ------------   --------------

Lexington, MA                                   $3,353         8.45%   August 2004

San Francisco, CA (two properties)              22,520 LIBOR + 1.70%   January 2005  (1)

Worcester, MA (2)                                9,876         8.75%   January 2006

Durham, NC (two properties)                     11,921         8.68%   December 2006

Gaithersburg, MA (three properties)              9,728         8.25%   August 2007

Chantilly, VA and Seattle, WA                   34,526         7.22%   May 2008

San Diego, CA (four properties)                 40,490         6.95%   July 2009

Worcester, MA and San Diego, CA                 18,435         8.71%   January 2010

Gaithersburg, MD (two properties)               24,177         8.33%   November 2010

San Diego, CA (six properties)                  23,687         7.75%   July 2011

Gaithersburg, MD (three properties)             27,845         7.40%   January 2012

Alameda, CA (three properties) and
    San Diego, CA    33,711         6.21%   March 2013

Rockville, MD (two properties) and
    Beltsville, MD           29,972         6.36%   September 2013

Alameda, CA                                      2,138        7.165%   January 2014

Seattle, WA (two properties)                    17,521         7.75%   June 2016

San Diego, CA                                   11,416         7.50%   August 2021

                                           ------------
                                              $321,316
                                           ============

_________
  The loan may be extended, at our option, for an additional year.
  The balance shown includes an unamortized premium of $283,000. The effective rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt as of September 30, 2003 (in thousands):

             Year            Amount
    -------------------------------------

             2003              $1,278
             2004               9,415
             2005              28,370
             2006              25,571
             2007              15,123
          Thereafter          241,276
                           -----------
           Subtotal           321,033
     Unamortized Premium          283
                           -----------
            Total            $321,316
                           ===========

Unsecured line of credit

We have an unsecured line of credit under which we may borrow up to $440 million. As of September 30, 2003, the line of credit had a maturity date of July 2005, which could be extended at our sole option for an additional one-year period. Borrowings under our unsecured line of credit bear interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio, and a fixed charge coverage ratio. In addition, the terms of the line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. As of September 30, 2003, borrowings outstanding on the line of credit carried a weighted average interest rate of 2.75%.

The line of credit contains provisions which limit aggregate borrowings under the line. This limit is calculated based on the net operating income derived from a pool of unencumbered assets not to exceed the full amount available under the line of credit of $440 million. As of September 30, 2003, the maximum permitted borrowings under the line of credit were limited to $419 million.

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

In November 2003, we amended our line of credit to extend its maturity date to November 2006 and we also obtained a five year unsecured term loan for $150 million. See footnote 8 to our financial statements, Subsequent Events.

The following table summarizes our interest rate swap agreements as of September 30, 2003 (dollars in thousands):

                                         Notional      Interest
Transaction Dates  Effective Dates       Amounts       Pay Rates  Termination Dates  Fair Values
----------------- -----------------  ----------------  ---------  -----------------  ----------
March 2002        December 31, 2002      $50,000         5.36%    December 31, 2004  $  (2,582)

July 2002          January 1, 2003       $25,000         3.86%      June 30, 2005       (1,016)

July 2002          January 1, 2003       $25,000         3.87%      June 30, 2005       (1,021)

December 2002      January 2, 2003       $25,000         3.29%      June 30, 2006         (791)

December 2002      January 2, 2003       $25,000         3.29%      June 30, 2006         (791)

November 2002       June 1, 2003         $25,000         3.12%    December 31, 2005       (719)

November 2002       June 1, 2003         $25,000         3.16%    December 31, 2005       (742)
                                                                                     ------------
                                                                                     $  (7,662)
                                                                                     ============

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as the counterparties are established, well-capitalized financial institutions.

Other resources and liquidity requirements

We expect to continue meeting our short-term liquidity and capital requirements generally by using our working capital and net cash provided by operating activities. We believe that net cash provided by operating activities will continue to be sufficient to make the distributions necessary to enable us to continue qualifying as a real estate investment trust. We also believe that net cash provided by operating activities will be sufficient to fund recurring capital expenditures and leasing commissions.

We expect to meet certain long-term liquidity requirements, such as for property acquisitions, property development and redevelopment activities, scheduled debt maturities, expansions and other non- recurring capital improvements, through net cash provided by operating activities, long-term secured and unsecured indebtedness, including borrowings under our unsecured line of credit and unsecured term loan, and the issuance of additional debt and/or equity securities.

Capital and Leasing Costs

The following provides additional information with respect to capital and leasing costs incurred during the nine months ended September 30, 2003 (dollars in thousands):
Property-related capital expenditures (1)	$ 1,201
Leasing costs (2)	$ 539
Property-related redevelopment costs (3)	$ 29,321
Property-related development costs	$ 31,902
Purchase of property under development	$ 36,332
Purchase of rental property (4)	$ 7,089

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

Inflation

Approximately 87% of our leases (on a square footage basis) are triple net leases that require tenants to pay substantially all real estate taxes and insurance and common area and other operating expenses, including increases therein. In addition, approximately 7% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 92% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 4%) or indexed based on the consumer price index or similar index. Accordingly, we do not believe that our earnings or cash flow are subject to significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable interest rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

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

The following table presents our FFO for the three and nine months ended September 30, 2003 (in thousands):

                                     For the Three  For the Nine
                                     Months Ended   Months Ended
                                     September 30,  September 30,
                                     ------------- --------------
                                         2003           2003
                                     ------------- --------------

Net income                                $21,594        $46,292
Add
  Depreciation and amortization (1)         9,813         29,034
Subtract
  Dividends on preferred stock             (2,225)        (6,674)
  Gain/loss on sales of property (2)       (8,777)        (8,322)
                                     ------------- --------------
Funds from operations (FFO)               $20,405        $60,330
                                     ============= ==============
  Includes depreciation and amortization on assets held for sale reflected as discontinued operations (for the periods prior to when such assets were designated as held for sale).
  Gain/loss on sales of property relates to the disposition of a property in the Eastern Massachusetts market during the quarter ended September 30, 2003 and the disposition of a property in the San Francisco Bay market during the first quarter ended March 31, 2003. Gain/loss on sales of property is included on the income statement in income from discontinued operations.

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2003 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base     Occupancy
                                         Properties     Feet        Rent    Percentage  (2)
                                         ----------- ----------- ---------- -----------
Markets
California - Pasadena                             1      31,343       $307        31.9% (1)
California - San Diego                           22     970,848     26,889        93.7%
California - San Francisco Bay                    8     483,452     14,921       100.0%
Eastern Massachusetts                             9     598,894     20,314        89.9%
New Jersey/Suburban Philadelphia                  6     346,919      6,251       100.0%
Southeast                                         5     259,414      3,718        73.8% (1)
Suburban Washington D.C.                         21   1,722,633     28,438        96.2%
Washington - Seattle                              5     439,964     16,159        99.2%
                                         ----------- ----------- ---------- -----------
Total                                            77   4,853,467    116,997        94.2%
                                         =========== =========== ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes 10 properties under full or partial redevelopment. Including properties under full or partial redevelopment, occupancy as of September 30, 2003 was 88.1%.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2003:

                                    Square      Percentage of   Annualized Base
  Year of       Number of         Footage of      Aggregate     Rent of Expiring
   Lease         Expiring          Expiring    Portfolio Leased   Leases (per
Expiration        Leases            Leases      Square Footage    square foot)
-----------   --------------    -------------- ---------------- ----------------

   2003    (1)      30             254,297           5.1%            $19.97
   2004             49             574,175          11.6%            $21.61
   2005             22             302,043           6.1%            $28.41
   2006             32             792,369          16.0%            $24.33
   2007             14             330,562           6.7%            $24.33
Thereafter          54            2,698,807         54.5%            $27.09

_________

(1) Includes 17 month-to-month leases for approximately 62,000 square feet and leases expiring between October 1, 2003 and December 31, 2003.

The following table is a summary of our lease activity for the three months ended September 30, 2003 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental     TI's/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions    Lease
                                 of Leases  Footage    Rates     Rates   Changes      Per Foot     Terms
                                 --------- --------- --------- --------- --------   ------------ ---------
Leasing Activity

  Lease Expirations
    Cash Basis                         37   326,054   $19.11      --        --           --         --
    GAAP Basis                         37   326,054   $18.50      --        --           --         --
  Renewed / Releasable Space Leased
    Cash Basis                         12   147,002   $18.90    $20.99    11.1%        $0.18      2.2 Years
    GAAP Basis                         12   147,002   $17.63    $21.22    20.4%        $0.18      2.2 Years
  Month-to-Month Leases In Effect
    Cash Basis                         14    62,006   $20.25    $20.35     0.5%          --         --
    GAAP Basis                         14    62,006   $20.25    $20.35     0.5%          --         --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                          8    65,197     --      $24.12      --         $6.55     4.2 Years
    GAAP Basis                          8    65,197     --      $24.20      --         $6.55     4.2 Years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                         20   212,199     --      $21.95      --           --         --
    GAAP Basis                         20   212,199     --      $22.14      --           --         --
  Including Month-to-Month Leases
    Cash Basis                         34   274,205     --      $21.59      --           --         --
    GAAP Basis                         34   274,205     --      $21.73      --           --         --

The following table is a summary of our lease activity for the nine months ended September 30, 2003 computed on a GAAP Basis and on a Cash Basis:

                                                                    Rental    TI's/Lease Average
                                Number   Square   Expiring   New     Rate     Commission  Lease
                               of Leases Footage   Rates    Rates   Changes    Per Foot   Terms
                               -------- -------- -------- -------- --------   --------- ---------
Leasing Activity

  Lease Expirations
    Cash Basis                       56  586,455   $21.87     --       --         --        --
    GAAP Basis                       56  586,455   $21.50     --       --         --        --
  Renewed / Releasable Space Leased
    Cash Basis                       23  282,600   $22.49   $21.82   -3.0%  (1)  $0.62    2.3 Years
    GAAP Basis                       23  282,600   $21.90   $22.78    4.0%  (1)  $0.62    2.3 Years
  Month-to-Month Leases In Effect
    Cash Basis                       14   62,006   $20.53   $20.35   -0.9%        --        --
    GAAP Basis                       14   62,006   $20.37   $20.35   -0.1%        --        --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                       26  161,568     --     $26.00     --        $4.11   4.1 Years
    GAAP Basis                       26  161,568     --     $26.22     --        $4.11   4.1 Years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                       49  444,168     --     $23.34     --         --        --
    GAAP Basis                       49  444,168     --     $24.03     --         --        --
  Including Month-to-Month Leases
    Cash Basis                       63  506,174     --     $22.98     --         --        --
    GAAP Basis                       63  506,174     --     $23.58     --         --        --

  Excluding a lease for 21,316 square feet in the San Francisco Bay market, rental rates for renewed or released space were on average 6.9% higher than expiring rates on a Cash Basis and 12.1% higher than expiring rates on a GAAP Basis.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, September 30, 2003, we estimate that a 1% increase in interest rates on our line of credit, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.3 million. We further estimate that a 1% decrease in interest rates on our line of credit, after considering the effect of our interest rate swap agreements in effect on September 30, 2003, would increase annual future earnings and cash flows by approximately $1.3 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $15.3 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $16.4 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2003. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2003, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)