Form 10-K
period 2003-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2004-03-15
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $835.8 million based on the closing price for such shares on the New York Stock Exchange on June 30, 2003.

      As of March 10, 2004, the registrant had outstanding 19,378,282 shares of Common Stock.

Documents Incorporated By Reference

      Part III of this report incorporates information by reference from the registrant's definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this report in connection with the registrant's annual meeting of stockholders to be held on or about May 12, 2004.

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify some of the forward-looking statements by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below under the headings "Item 1. Business--Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

The terms "we", "our", "ours" and "us", as used in this report, refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Item 1. Business

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing office and laboratory space designed and improved for lease principally to pharmaceutical, biotechnology, life science product and services companies, not-for-profit scientific research institutions, universities and related government agencies (collectively, the "life science industry"). Properties leased to tenants in the life science industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the life science industry. We refer to such properties as "life science facilities." As of December 31, 2003, we owned 89 properties (collectively, the "properties"), containing approximately 5.7 million rentable square feet of office and laboratory space.

Business and Growth Strategy

We focus our property operations and investment activities principally in the following life science markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas).
  Seattle.
  suburban Washington D.C. (including Maryland and Virginia).
  eastern Massachusetts.
  New Jersey and suburban Philadelphia.
  the Southeast (including North Carolina and Georgia).

  Our tenant base is broad and diverse within the life science industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources. For a detailed description of our properties and tenants, see "Item 2. Properties." We have an experienced Board of Directors and are led by a senior management team with extensive experience in both the real estate and life science industries.

  We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through the ownership, operation, management, acquisition, expansion and selective redevelopment and development of life science facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution by:

  acquiring high quality life science facilities in our life science markets at prices that will enable us to realize attractive returns.
  redeveloping or expanding existing or newly acquired office, warehouse or vacant space into generic laboratory space that can be leased at higher rental rates.
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
  achieve higher rental rates from existing tenants as leases expire.
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

  Redevelopment. We seek to enhance our growth by redeveloping existing office, warehouse or vacant space as generic laboratory space that can be leased at higher rates. As of December 31, 2003, we had 10 properties in our redevelopment program that contained a total of 770,000 square feet. Of this total, 359,000 square feet are under redevelopment and currently vacant, and the remaining 411,000 square feet are currently leased. We have also identified approximately 411,000 square feet of additional space in our existing portfolio for potential redevelopment.

  Due to the fact that space undergoing redevelopment is vacant, our redevelopment program has the effect of currently reducing rental revenue and FFO. Despite our ongoing redevelopment activities, we have achieved consistent growth in FFO.

  Development. Our development strategy is primarily to pursue selective build-to-suit projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken build-to-suit projects only if our investment in infrastructure will be substantially made for generic, rather than tenant-specific, improvements. On occasion, we also develop properties in certain life science markets before we have leases in place. Since our initial public offering in 1997, we have completed the development of ten properties containing approximately 643,000 rentable square feet of office and warehouse space. In addition, we currently own parcels of land and may expand existing properties, representing an aggregate future development potential of approximately 1,387,000 rentable square feet, of office/laboratory facilities.

  Financing/Working Capital. We believe that cash provided by operations, our unsecured line of credit and our unsecured term loan will be sufficient to fund our working capital requirements. We generally expect to finance future acquisitions and redevelopment and development projects through our unsecured line of credit and unsecured term loan and, then, to refinance some or all of that indebtedness periodically with additional equity or debt capital. We may also issue shares of our common stock, preferred stock or interests in our subsidiaries to fund future operations.

  We seek to maintain a balance between the amounts of our fixed and variable debt with a view to moderating our exposure to interest rate risk. We also use financial instruments, such as interest rate swap agreements, to hedge a portion of our exposure to the variable interest rates associated with our unsecured line of credit and unsecured term loan. Interest rate swap agreements involve an exchange of fixed and floating interest rate payments without the exchange of the underlying principal or "notional amount." Interest received under our current interest rate swap agreements is based on the one-month LIBOR rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a more complete discussion of our unsecured line of credit, unsecured term loan, interest rate swap agreements and other outstanding indebtedness.

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

  We Could be Held Liable for Damages Resulting from Our Tenants' Use of Hazardous Materials

  Many of our life science industry tenants engage in research and development activities that involve the controlled use of hazardous materials, chemicals and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable environmental remediation insurance coverage and could adversely affect our ability to make distributions to our stockholders.

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

  As of December 31, 2003, we had 208 leases with a total of 179 tenants. Of our 89 properties, 50 were occupied by a single tenant. Three of our tenants accounted for approximately 12.8% of our aggregate annualized base rent, or approximately 4.9%, 4.6% and 3.3%, respectively. "Annualized base rent" means the annualized fixed base rental amount in effect as of December 31, 2003, using rental revenue calculated on a straight-line basis in accordance with generally accepted accounting principles ("GAAP"). Annualized base rent does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

  Our U.S. Government Tenants May Not Receive Annual Appropriations, Which Could Adversely Affect Their Ability to Pay Us

  U.S. government tenants may be subject to annual appropriations. If one of our U.S. government tenants fails to receive its annual appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2003, leases with U.S. government tenants at our properties accounted for approximately 3.1% of our aggregate annualized base rent.

  Loss of a Tenant Could Have a Negative Impact on Our Business

  A tenant may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected property, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected property. As of December 31, 2003, leases at our properties representing approximately 10.8% and 5.6% of the total square footage of our properties were scheduled to expire in 2004 and 2005, respectively.

  Poor Economic Conditions in Our Markets Could Adversely Affect Our Business

  Our properties are located only in the following markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas).
  Seattle.
  suburban Washington D.C. (including Maryland and Virginia).
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
  a default under a mortgage loan that has cross default provisions may cause us to automatically default on another loan.
  we may not be able to refinance or extend our existing debt.
  the terms of any refinancing or extension may not be as favorable as the terms of our existing debt.
  we may be subject to a significant increase in the variable interest rate on our unsecured line of credit or unsecured term loan which could adversely impact our operations.

  As of December 31, 2003, we had outstanding mortgage indebtedness of approximately $320.0 million, secured by 39 properties, and outstanding debt under our unsecured line of credit and unsecured term loan of $389.0 million.

  Our Unsecured Line of Credit and Unsecured Term Loan Restricts Our Ability to Engage in Some Business Activities

  Our unsecured line of credit and unsecured term loan facilities contain customary negative covenants and other financial and operating covenants that, among other things:

  restrict our ability to incur additional indebtedness.
  restrict our ability to make certain investments.
  restrict our ability to merge with another company.
  restrict our ability to make distributions to stockholders.
  require us to maintain financial coverage ratios.
  require us to maintain a pool of unencumbered assets approved by the lenders.

  These restrictions could cause us to default on our unsecured line of credit and unsecured term loan or negatively affect our operations and our ability to make distributions to our stockholders.

  We May Not Be Able to Obtain Additional Capital to Further Our Business Objectives

  Our ability to acquire, redevelop or develop properties depends upon our ability to obtain capital. Periodically, the real estate industry experiences reduced supplies of favorably-priced equity or debt capital, which decreases the level of new investment activity by publicly-traded real estate companies. A prolonged period in which we cannot effectively access public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, structuring and completing desirable investments, which could adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of then existing stockholders.

  If Interest Rates Rise, Our Debt Service Costs Will Increase

  Borrowings outstanding under our unsecured line of credit, unsecured term loan and certain other borrowings bear interest at a variable rate, and we may incur additional variable rate debt in the future. Increases in market interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to stockholders.

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

  We May Not Be Able to Complete Redevelopment and Development Projects Effectively

  Our redevelopment and development activities subject us to many risks, including those associated with:

  delays in construction.
  budget overruns.
  increasing costs of materials.
  financing availability.
  volatility in interest rates.
  labor availability.
  timing of the commencement of rental payments.
  delays or denials of entitlements or permits.
  other property development uncertainties.

  In addition, redevelopment and development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. This may distract management from focusing on other operational activities. If we are unable to complete redevelopment and development projects successfully, our business may be adversely affected.

  If Our Revenues Are Less Than Our Expenses, We May Have to Borrow Additional Funds and We May Not Be Able to Make Distributions to Our Stockholders

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

  We Face Substantial Competition in Our Target Markets

  The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

  insurance companies.
  pension and investment funds.
  partnerships.
  developers.
  investment companies.
  other REITs.
  owner/occupants.

  Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.

  Our Properties May Have Defects That Are Unknown to Us

  Although we review the physical condition of our properties before they are acquired, and on a periodic basis after acquisition, any of our properties may have characteristics or deficiencies unknown to us that could adversely affect the property's value or revenue potential.

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
  unless we were entitled to relief under the Internal Revenue Code of 1986, as amended , we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.
  we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders.

  As a result of any additional tax liability, we might need to borrow funds or liquidate certain investments in order to pay the applicable tax. Accordingly, funds available for investment or distribution to our stockholders would be reduced for each of the years involved.

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

  The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. A transfer of shares to a person who, as a result of the transfer, violates the Ownership Limit, may be void or may be deemed to be made to a trust, for the benefit of one or more qualified charitable organizations designated by us. In that case, the intended transferee will have only a right to share, to the extent of the transferee's original purchase price for such shares, in proceeds from the trust's sale of those shares.

  In Addition to the Ownership Limit, Certain Provisions of Our Charter and Bylaws and Our Stockholder Rights Plan May Delay or Prevent Transactions That May Be Deemed to Be Desirable to Our Stockholders

  As authorized by Maryland law, our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock and to classify or reclassify unissued shares of common or preferred stock without any stockholder approval. Our Board of Directors could establish a series of preferred stock that could delay, defer or prevent a transaction that might involve a premium price for our common stock or for other reasons be desired by our common stockholders or that have a dividend preference which may adversely affect our ability to pay dividends on our common stock.

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

  Our Insurance May Not Adequately Cover All Potential Losses

  If we experience a loss at any of our properties that is not covered by insurance or that exceeds our insurance policy limits, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties. We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties. We have obtained earthquake insurance for all of our properties because many of them are located in the vicinity of active earthquake faults. We also carry environmental remediation insurance and have title insurance policies on all of our properties. We obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

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
  workplace health and safety.

  Many of our tenants routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities. Environmental liabilities could also affect a tenant's ability to make rental payments to us. We require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

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

  The additional investigations included, as appropriate:

  asbestos surveys.
  radon surveys.
  lead surveys.
  additional public records review.
  subsurface sampling.
  other testing.

  Nevertheless, it is possible that the assessments on our properties have not revealed, or that assessments on future acquisitions will not reveal, all environmental liabilities. Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants and that could have a material adverse effect on our business.

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

  The Loss of Services of Any of Our Executive Officers Could Adversely Affect Us

  We depend upon the services of relatively few executive officers. The loss of services of any one of them may adversely affect our business, financial condition and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of life science facilities and with major life science industry tenants. We have employment agreements with all of our executive officers, but cannot assure you that they will remain employed with us.

  We May Change Our Business Policies Without Stockholder Approval

  Our Board of Directors determines all of our material business policies, with management's input, including those related to our:

  status as a REIT.
  incurrence of debt and debt management activities.
  acquisition and selective development activities.
  stockholder distributions.
  other policies, as appropriate.

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

  As of December 31, 2003, options to purchase 809,583 shares of our common stock were outstanding, of which options to purchase 533,420 shares of our common stock were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan. In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our "affiliates" (as defined in Rule 144 adopted under the Securities Act of 1933). Affiliates will be able to sell shares of our common stock pursuant to exemptions from registration requirements or upon registration.

  External Factors May Adversely Impact the Valuation of Investments

  We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our investments.
  Available Information

  We will, upon request, provide free paper copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These materials are also available at no cost at the Securities and Exchange Commission's website at www.sec.gov. These materials are not available from us over the Internet because we do not have a corporate website.

  Employees

  As of December 31, 2003, we had 58 full-time employees. We believe that we have good relations with our employees.

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

  We own fee simple title in each of our properties, except with respect to:

  three properties in the San Francisco Bay area (Harbor Bay Parkway #2, Harbor Bay Parkway #3 and Harbor Bay Parkway #4), in which we own a commercial condominium interest, together with an undivided interest in the common areas of the project of which the property is a part; and
  the properties at Garcia Avenue & Bayshore Parkway, Hanover Street, Alexander Road, Charlestown Navy Yard, Virginia Manor Road and Porter Drive, in which we own ground leasehold interests.

  As of December 31, 2003, we had 208 leases with a total of 179 tenants, and 50 of our properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2003:

  approximately 88% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent, and, in addition to our triple net leases, approximately 7% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
  approximately 93% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and
  approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would otherwise typically be borne by the landlord in traditional office leases.

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

  As of December 31, 2003, we managed all of our properties.

  The following table sets forth information with respect to our properties as of December 31, 2003:

                                                                                                         Annualized
                                                                                    Percentage Annualized   Net
                                                                                        of       Base    Effective
                                                                                     Aggregate Rent Per  Rent Per
                                                Rentable                 Annualized Portfolio   Leased    Leased
                                 Year Built/     Square   Percentage        Base    Annualized  Square    Square
Properties                      Renovated (1)     Feet    Leased (2)    Rent (2) (3) Base Rent  Foot (3)  Foot (4)               Major Tenants
---------------------------------------------- ---------- ----------    ------------ --------- --------- --------- ---------------------------------------
San Diego

North Torrey Pines Road #1        1971/2003      107,710         78%     $2,430,345       1.8%   $28.76    $28.00  Smith & Nephew plc
   San Diego, CA

Science Park Road                    2000         74,557        100%      2,309,667       1.7%    30.98     20.95  Biogen Idec Inc.
   San Diego, CA

North Torrey Pines Road #2        1986/1996       86,962        100%      2,972,236       2.2%    34.18     32.80  Senomyx, Inc.
   San Diego, CA

General Atomics Court #1          1986/2000       76,084        100%      2,683,633       2.0%    35.27     34.28  Merck & Co., Inc.
   San Diego, CA

General Atomics Court #2             1991         43,600        100%      1,805,198       1.4%    41.40     41.37  Pfizer Inc.
   San Diego, CA

Roselle Street #1                 1983/1998       18,173        100%        507,698       0.4%    27.94     27.70  Schering AG
   San Diego, CA

Nexus Centre Drive                   1989         67,050        100%      2,236,108       1.7%    33.35     33.25  Cardinal Health, Inc.
   San Diego, CA

Nancy Ridge Drive #1                 1997         29,333        100%        638,606       0.5%    21.77     15.44  Arena Pharmaceuticals, Inc.
   San Diego, CA

Roselle Street #2                    late         17,603        100%        476,944       0.4%    27.09     23.81  Structural GenomiX, Inc.
   San Diego, CA                 1970's/1999

Tansy Street                      1978/1999       15,410        100%        409,171       0.3%    26.55     20.78  Structural GenomiX, Inc.
   San Diego, CA

John Hopkins Court #1                2000         34,723        100%        671,101       0.5%    19.33     16.79  Merck & Co., Inc.
   San Diego, CA

John Hopkins Court #2                1999         55,200        100%      1,096,769       0.8%    19.87     18.33  Merck & Co., Inc.
   San Diego, CA

Towne Centre Drive #1             1987/2003       45,030        100%      1,517,581       1.1%    33.70     25.71  Amylin Pharmaceuticals, Inc.
   San Diego, CA

Towne Centre Drive #2             1987/2000       52,228        100%      1,527,863       1.1%    29.25     27.58  Amylin Pharmaceuticals, Inc.
   San Diego, CA                                                                                                   Vical Incorporated

Towne Centre Drive #3             1987/2000       41,780         88%      1,087,586       0.8%    29.57     25.72  Conforma Therapeutics, Inc.
   San Diego, CA                                                                                                   TargeGen, Inc.

Roselle Street #3                    1981         17,590          0%              -       0.0%        -         -  Vacant
   San Diego, CA

Roselle Street #4                 1981/1998       30,147         78%        585,362       0.4%    24.80     24.00  Integra Life Sciences Holdings Corporation
   San Diego, CA

Roselle Street #5                 1981/1995       22,577        100%        639,241       0.5%    28.31     27.61  Cell Geneysys, Inc.
   San Diego, CA

Roselle Street #6                 1981/1999       17,433        100%        249,323       0.2%    14.30     14.29  Biosite Incorporated
   San Diego, CA

Roselle Street #7                 1981/1995       24,208        100%        685,421       0.5%    28.31     27.62  Cell Geneysys, Inc.
   San Diego, CA

Nancy Ridge Drive #2            early 1980's/     21,940        100%        481,443       0.4%    21.94     14.98  GeneOhm Sciences, Inc.
   San Diego, CA                     2001

Nancy Ridge Drive #3              1987/2001       56,698        100%      1,586,011       1.2%    27.97     27.97  Arena Pharmaceuticals, Inc.
   San Diego, CA

Campus Point Drive                1986/1998       71,510        100%      2,390,948       1.8%    33.44     33.44  LION bioscience, Inc.
   San Diego, CA

Pasadena

North Hill Avenue                1940's/2002      31,343         46%        392,878       0.3%    27.39     25.09  Biocatalytics, Inc.
   Pasadena, CA

San Francisco Bay Area

Harbor Bay Parkway #1             1983/1999       61,015        100%      1,282,826       1.0%    21.02     19.51  Avigen, Inc.
   Alameda, CA                                                                                                     MiraiBio, Inc.

Harbor Bay Parkway #2             1984/2000       27,745        100%        654,910       0.5%    23.60     18.14  Berkeley HeartLab, Inc.
   Alameda, CA                                                                                                     Applera Corporation

Harbor Bay Parkway #3             1986/1994       47,777        100%        968,645       0.7%    20.27     18.53  Applera Corporation
   Alameda, CA

Harbor Bay Parkway #4             1985/1994       68,711        100%      1,415,246       1.1%    20.60     19.66  U.S. Food & Drug Administration
   Alameda, CA

Mitten Road & Malcolm Road  (5)   1962/2002      153,837         77%      2,600,817       2.0%    21.98     18.28  Valentis, Inc. (6)
   Burlingame, CA                                                                                                  Berkeley HeartLab, Inc.
                                                                                                                   U.S. Federal Aviation Administration

Hanover Street  (6)               1968/2000       32,074         66%        805,173       0.6%    38.21     34.83  Nanosys, Inc. (6)
   Palo Alto, CA

Garcia Avenue & Bayshore          1980/2003       98,964         78%      2,291,493       1.7%    29.51     27.07  Google Inc. (6)
   Parkway  (6)                                                                                                    Vitra Bioscience, Inc.
   Mountain View, CA

Oyster Point Boulevard #1            2001         53,980        100%      2,812,914       2.1%    52.11     41.33  Sunesis Pharmaceuticals, Inc.
   S. San Francisco, CA

Oyster Point Boulevard #2            2001         53,980        100%      1,650,085       1.2%    30.57     27.44  diaDexus, Inc.
   S. San Francisco, CA

Gateway Boulevard #1                 2000        110,428        100%      3,765,339       2.8%    34.10     34.10  Theravance, Inc.
   San Francisco, CA

Gateway Boulevard #2                 2002         59,816        100%      2,371,062       1.8%    39.64     35.44  Theravance, Inc.
   San Francisco, CA

Harbor Bay Parkway #5             1984/2001       67,482        100%      1,505,894       1.1%    22.32     22.32  Avigen, Inc.
   Alameda, CA

Porter Drive                      1962/2002       91,644        100%      3,491,353       2.6%    38.10     38.10  Telik, Inc.
   Palo Alto, CA

Seattle

Columbia Street #1                1975/1997      163,235         99%      5,501,569       4.1%    33.88     30.34  Corixa Corporation
   Seattle, WA                                                                                                     nura, Inc.

Columbia Street #2 (6)            1975/1997       46,303         51%        371,684       0.3%    15.72     14.44  Corixa Corporation (6)
   Seattle, WA                                                                                                     Anawah, Inc.

Western Avenue                    1929/2000       47,746        100%      1,576,856       1.2%    33.03     28.38  University of Washington
   Seattle, Washington

First Avenue                      1980/2000       70,647        100%      2,532,667       1.9%    35.85     29.41  Dendreon Corporation
   Seattle, Washington

Eastlake Avenue #1                   1997        106,003        100%      4,387,383       3.3%    41.39     41.35  ZymoGenetics, Inc.
   Seattle, Washington

Eastlake Avenue #2                   1997         52,333        100%      2,166,023       1.6%    41.39     41.36  ZymoGenetics, Inc.
   Seattle, Washington

Suburban Washington, D.C.

Professional Drive #1             1989/1999       47,558         74%        878,128       0.7%    24.87     16.37  BioPort Corporation
   Gaithersburg, MD                                                                                                Wisor Telecom, Inc.

Professional Drive #2                1987         62,739        100%      1,109,289       0.8%    17.68     17.66  The Gillette Company
   Gaithersburg, MD

West Watkins Mill Road #1         1989/1997      138,938        100%      2,732,255       2.0%    19.67     18.32  MedImmune, Inc.
   Gaithersburg, MD                                                                                                Wellstat Biologics, Inc.

Quince Orchard Road #1            1982/1997       49,225        100%      1,461,699       1.1%    29.69     18.32  Gene Logic Inc.
   Gaithersburg, MD

Clopper Road #1                      1989         44,464        100%        770,387       0.6%    17.33     14.98  Immunomatrix, Inc.
   Gaithersburg, MD                                                                                                Fiserv

Research Boulevard                1967/2000      105,000        100%      2,175,071       1.6%    20.71     20.04  U.S. Army Corps of Engineers
   Rockville, MD

East Gude Drive #1                1981/2003       45,989        100%        755,442       0.6%    16.43     14.75  bioMerieux SA
   Rockville, MD                                                                                                   MacroGenics, Inc.

East Gude Drive #2                1981/1995       44,500        100%        775,000       0.6%    17.42     16.51  Shire Pharmaceuticals Group plc
   Rockville, MD

Piccard Drive (6)                 1978/1994      131,415         48%      1,909,294       1.4%    29.97     27.41  Biosciences Laboratories, Inc. (bioMerieux SA) (
   Rockville, MD                                                                                                   Midwest Research Institute, Inc.

Newbrook Drive                       1992        248,186        100%      4,341,125       3.3%    17.49     17.49  Quest Diagnostics Incorporated
   Chantilly, VA

Virginia Manor Road               1990/2003      191,884         95%      2,287,524       1.7%    12.58     11.85  Baxter International Inc.
   Beltsville, MD                                                                                                  Bank of America

Old Columbia Road                 1983/1997       75,500        100%      1,002,941       0.8%    13.28     10.24  Baxter International Inc.
   Columbia, MD

Firstfield Road #1                1974/2000       25,175         55%        371,782       0.3%    27.01     26.26  Psychiatric Genomics, Inc.
   Gaithersburg, MD                                                                                                Tetracore, Inc.

Shady Grove Road  (7)                1987         42,142          8%         88,169       0.1%    25.91     19.93  No major tenants (7)
   Rockville, MD

West Watkins Mill Road #2         1988/2000       57,410        100%        877,790       0.7%    15.29     12.66  Gene Logic Inc.
   Gaithersburg, MD

Clopper Road #2                      2000         92,990        100%      2,634,285       2.0%    28.33     17.31  Digene Corporation
   Gaithersburg, MD

Firstfield Road #2                1980/2001       53,599        100%      1,347,099       1.0%    25.13     19.39  IOMAI Corporation
   Gaithersburg, MD                                                                                                Artesian Therapeutics, Inc.

Firstfield Road #3                1980/2003       53,595         61%        711,500       0.5%    21.89     17.96  Provident Bank of Maryland
   Gaithersburg, MD                                                                                                SAIC - Frederick, Inc.

Quince Orchard Road #2            1981/2003       54,874        100%        812,584       0.6%    14.81     14.37  Montgomery County, Maryland
   Gaithersburg, MD

Clopper Road #3                   1989/1992       59,838        100%        813,334       0.6%    13.59     10.81  Wellstat Biologics, Inc.
   Gaithersburg, MD

Research Place                    1972/2003       58,632        100%      1,087,040       0.8%    18.54     15.46  The Center For The Advancement of
   Rockville, MD                                                                                                      Genomics

Eastern Massachusetts

Charlestown Navy Yard             1880/1991       24,940        100%        907,816       0.7%    36.40     36.17  GenVec, Inc.
    Charlestown, MA

Pond Street                       1965/1990       24,867          0%              -       0.0%        -         -  Vacant
   Randolph, MA

Westview Street  (6)                 1975         40,000          0%              -       0.0%        -         -  Vacant (6)
   Lexington, MA

Plantation Street #1                 1993         92,711        100%      2,174,315       1.6%    23.45     21.82  University of Massachusetts
   Worcester, MA                                                                                                   Athena Diagnostics, Inc.

Innovation Drive                     1991        113,956         77%      2,053,217       1.5%    23.37     21.16  ViaCell, Inc.
   Worcester, MA                                                                                                   BioValve Technologies, Inc.

Plantation Street #2                 2000         92,423         87%      2,029,473       1.5%    25.24     20.52  Abbott Laboratories
   Worcester, MA                                                                                                   Hypnion, Inc.

Arsenal Street #1                 1978/2001       92,500        100%      4,350,486       3.3%    47.03     36.38  Enanta Pharmaceuticals, Inc.
   Watertown, MA                                                                                                   Acusphere, Inc.

Hartwell Avenue #1                1972/2002       59,000        100%      2,644,269       2.0%    44.82     33.63  TransForm Pharmaceuticals, Inc.
   Lexington, MA

Arsenal Street #2  (6)            1980/2003       96,150         31%      1,031,332       0.8%    34.83     28.91  EnVivo Pharmaceuticals (6)
   Watertown, MA                                                                                                   Protein Forest, Inc.

Hartwell Avenue #2  (6)              1972         51,340          0%              -       0.0%        -         -  Vacant (6)
   Lexington, MA

Memorial Drive #1                    2002         51,000        100%      3,330,755       2.5%    65.31     50.83  Infinity Pharmaceuticals, Inc.
   Cambridge, MA

Memorial Drive #2                    2002         47,497         85%      2,725,665       2.0%    67.30     59.08  Infinity Pharmaceuticals, Inc.
   Cambridge, MA                                                                                                   Alnylam Pharmaceuticals, Inc.

New Jersey/Suburban Philadelphia

College Road                      1968/1984      106,036        100%      1,793,771       1.3%    16.92     15.45  Synaptic Pharmaceutical Corporation (8)
   Paramus, NJ                                                                                                     Gryphon Development Corporation

Williams Drive                    1982/1994       37,000        100%        536,500       0.4%    14.50     14.17  Alteon, Inc.
   Ramsey, NJ

Phillips Parkway                 late 1960's/     78,501        100%      1,756,129       1.3%    22.37     14.38  Memory Pharmaceuticals Corp.
   Montvale, NJ                      1999                                                                          Ferolie Corporation

Campus Drive                         1989         42,782        100%        646,653       0.5%    15.12     14.43  Genaera Corporation
   Plymouth Meeting, PA                                                                                            Pharmerica, Inc.  (9)

Electronic Drive                  1983/1998       40,000        100%        937,527       0.7%    23.44     15.85  OSI Pharmaceuticals, Inc.
   Horsham, PA

Princeton Parkway                 1984/1999       42,600        100%        580,320       0.4%    13.62      9.52  Lexicon Genetics, Inc.
   Princeton, NJ

Southeast

Capitola Drive #1                    1986         65,114         33%        390,257       0.3%    18.81     15.22  Batelle Survey Research, Inc.
   Durham, NC                                                                                                      Johnson Travel Corporation

Capitola Drive #2  (6)               1985        119,916         64%      1,534,354       1.2%    19.93     16.41  RAO Enterprises (dba Integrated Laboratory
   Durham, NC                                                                                                         Systems) (6)
                                                                                                                   Amphora Discovery Corporation

Technology Parkway                1976/1993       37,080         62%        301,099       0.2%    13.07     11.60  CytRx Corporation
   Norcross, GA                                                                                                    Atherogenics, Inc.

Triangle Drive                       1981         32,120         75%        408,659       0.3%    16.86     16.55  Mantech Environmental Technology, Inc.
   Research Triangle Park, NC

Alexander Road                       2000         86,239        100%      1,849,188       1.4%    21.44     20.01  Paradigm Genetics, Inc.
   Research Triangle Park, NC

Kit Creek Road                    1995/2003       38,861         97%        829,058       0.6%    22.08     11.96  Norak Biosciences, Inc.
   Research Triangle Park, NC                                                                                      A.M. Pappas & Associates, L.L.C.
                                               ---------- ----------    ------------ --------- --------- ---------
Total/Weighted Average  (10):                  5,668,895       88.4%(11)$133,285,653    100.0%   $26.61    $23.53
                                               ========== ==========    ============ ========= ========= =========

  ________________
    Includes year in which construction was completed and, where applicable, year of most recent major renovation.
    Based on all leases at the respective property in effect as of December 31, 2003.
    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2003 (using rental revenue computed on a straight-line basis in accordance with GAAP). This amount, divided by the rentable square feet leased at the property as of December 31, 2003, is the annualized base rent per leased square foot.
    Annualized net effective rent is the annualized base rent in effect as of December 31, 2003 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions. This amount, divided by the rentable square feet leased at the property as of December 31, 2003, is the annualized net effective rent per leased square foot.
    Considered as two properties.
    All or a portion of this property is currently under redevelopment.
    As of December 31, 2003, the property was designated as "held for sale".
    Synaptic Pharmaceutical Corporation is a wholly owned subsidiary of H. Lunbeck A/S..
    PharMerica, Inc. is a wholly owned subsidiary of AmerisourceBergen Corporation.
    Weighted average based on a percentage of aggregate leased square feet.
    Weighted average percentage leased includes properties under redevelopment (see footnote 6). Excluding properties under redevelopment, the weighted average percentage leased is 94%.

  Location of Properties

  The following table sets forth, as of December 31, 2003, the total rentable square footage and annualized base rent of our properties in each of our existing markets.

                                                           % of Total                     % of
                                 Number of Total Rentable   Rentable      Annualized   Annualized
Geographic Area                 Properties Square Footage Square Footage Base Rent (1)  Base Rent
---------------                 ---------- -------------- ------------- -------------- -----------

San Diego                              23      1,027,546          18.1%   $28,988,254        21.7%

Pasadena                                1         31,343           0.5%       392,878         0.3%

San Francisco Bay Area                 14        927,453          16.4%    25,615,758        19.2%

Seattle                                 6        486,267           8.6%    16,536,182        12.4%

Suburban Washington D.C                21      1,683,653          29.7%    28,941,737        21.7%

Eastern Massachusetts                  12        786,384          13.9%    21,247,329        15.9%

New Jersey/Suburban Philadelphia        6        346,919           6.1%     6,250,900         4.7%

Southeast                               6        379,330           6.7%     5,312,615         4.1%
                                ---------- -------------- ------------- -------------- -----------
       Total                           89      5,668,895         100.0%  $133,285,653       100.0%
                                ========== ============== ============= ============== ===========
  _______________
    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2003 (using rental revenue computed on a straight-line basis in accordance with GAAP).

  Tenants

  Our properties are leased principally to tenants in a broad spectrum of sectors within the life science industry. The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of December 31, 2003.

  20 Largest Tenants

                                         Remaining                                                                        Percentage
                                         Initial                                              Percentage                 of Aggregate
                                          Lease     Approximate   Percentage                 of Aggregate   Annualized     Portfolio
                                 Number    Term      Aggregate   of Aggregate   Annualized    Portfolio   Net Effective   Annualized
                                   of       in        Rentable      Leased    Base Rent (in   Annualized     Rent (in    Net Effective
Tenant                           Leases   Years     Square Feet  Square Feet  thousands) (1)  Base Rent   thousands) (2)     Rent
---------------------------------------- --------   ------------ ------------ -------------- ------------ -------------- -------------

ZymoGenetics, Inc.                    2     13.8        158,336          3.2%        $6,553          4.9%        $6,548           5.6%

Theravance, Inc.                      2      8.3        170,244          3.4%         6,136          4.6%         5,885           5.0%

Merck & Co., Inc.                     3      6.8        166,007          3.3%         4,452          3.3%         4,203           3.6%

Quest Diagnostics Incorporated        1     13.0        248,186          5.0%         4,341          3.3%         4,340           3.7%

Infinity Pharmaceuticals, Inc.        2      9.0         60,482          1.2%         4,302          3.2%         3,484           3.0%

Telik, Inc.                           1     10.4         91,644          1.8%         3,491          2.6%         3,491           3.0%

Corixa Corporation                    3      2.0 (3)     91,934          1.8%         3,301          2.5%         2,938           2.5%

Senomyx, Inc.                         1      3.0         86,962          1.7%         2,972          2.2%         2,852           2.4%

Sunesis Pharmaceuticals, Inc.         1      9.5         53,980          1.1%         2,813          2.1%         2,231           1.9%

TransForm Pharmaceuticals, Inc.       1      8.7         59,000          1.2%         2,644          2.0%         1,984           1.7%

Digene Corporation                    1      6.0         92,990          1.9%         2,634          2.0%         1,610           1.4%

Dendreon Corporation                  1      5.0         70,647          1.4%         2,533          1.9%         2,078           1.8%

Baxter International Inc.             2      5.1 (4)    185,912          3.7%         2,507          1.9%         2,201           1.9%

Avigen, Inc.                          2      5.9 (5)    112,830          2.3%         2,458          1.8%         2,433           2.1%

Gene Logic Inc.                       3      5.4 (6)    112,271          2.2%         2,420          1.8%         1,699           1.4%

Amylin Pharmaceuticals, Inc.          2     11.1         77,203          1.5%         2,393          1.8%         1,979           1.7%

LION bioscience, Inc. (7)             1      4.3         71,510          1.4%         2,391          1.8%         2,391           2.0%

Acusphere, Inc.                       1      8.0         47,500          0.9%         2,340          1.8%         1,834           1.6%

Biogen Idec Inc.                      1      6.6         74,557          1.5%         2,310          1.7%         1,562           1.3%

Cardinal Health, Inc.                 1      8.9         67,050          1.3%         2,237          1.7%         2,230           1.9%

                                 ------- --------   ------------ ------------ -------------- ------------ -------------- -------------
Total/Weighted Average (8):          32      7.9      2,099,245         41.9%       $65,228         48.9%       $57,973          49.2%
                                 ======= ========   ============ ============ ============== ============ ============== =============
  ________________
    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2003 (using rental revenue computed on a straight-line basis in accordance with GAAP).
    Annualized net effective rent is the annualized base rent in effect as of December 31, 2003 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions.
    Amount shown is a weighted average of multiple leases with this tenant for 13,883 rentable square feet, 69,997 rentable square feet and 8,054 rentable square feet with remaining lease terms of 7.8 years, 1.0 years and 0.1 years, respectively.
    Amount shown is a weighted average of multiple leases with this tenant for 110,412 rentable square feet and 75,500 rentable square feet with remaining lease terms of 8.4 years and 0.2 years, respectively.
    Amount shown is a weighted average of multiple leases with this tenant for 67,482 rentable square feet and 45,348 rentable square feet with remaining lease terms of 6.9 years and 4.4 years, respectively.
    Amount shown is a weighted average of multiple leases with this tenant for 57,410 rentable square feet, 49,225 rentable square feet and 5,636 rentable square feet with remaining lease terms of 7.1 years, 3.9 years and 0.5 years, respectively.
    In February 2004, tenant elected to terminate its lease pursuant to an existing right to terminate.
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

  Item 4. Submission of Matters to a Vote of Security Holders

  We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2003.

  PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On March 10, 2004, the last reported sales price per share of our common stock was $60.75, and there were approximately 239 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

                                                            Per Share
Period                                   High       Low    Disribution
------                                  ------    ------   ------------
2003
Fourth Quarter........................  $58.99    $48.03      $0.58
Third Quarter.........................  $48.55    $44.34      $0.56
Second Quarter........................  $45.63    $41.61      $0.53
First Quarter.........................  $42.80    $39.81      $0.53

2002
Fourth Quarter........................  $42.79    $37.56      $0.50
Third Quarter.........................  $47.69    $36.92      $0.50
Second Quarter........................  $47.85    $42.10      $0.50
First Quarter.........................  $42.73    $37.66      $0.50

  Future distributions on our common stock will be determined by and at the discretion of our Board of Directors and will be dependent upon a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. We cannot assure you that we will make any future distributions.

  Item 6. Selected Financial Data

     The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                                   Year Ended December 31,
                                                           ---------------------------------------------------------------
                                                              2003         2002         2001         2000         1999
                                                           -----------  -----------  -----------  -----------  -----------
                                                                       (Dollars in thousands, except per share amounts)
Operating Data:
Total revenue ........................................... $   160,558  $   142,271  $   120,861  $   100,122  $    79,533
Total expenses ..........................................     112,054      104,000       93,279       76,685       60,030
                                                           -----------  -----------  -----------  -----------  -----------
Income from continuing operations........................      48,504       38,271       27,582       23,437       19,503
Income from  discontinued operations, net................      11,139        1,761        2,695        2,572        2,550
                                                           -----------  -----------  -----------  -----------  -----------
Net income...............................................      59,643       40,032       30,277       26,009       22,053

Dividends on preferred stock.............................       8,898        8,579        3,666        3,666        2,036
                                                           -----------  -----------  -----------  -----------  -----------
Net income available to common stockholders.............. $    50,745  $    31,453  $    26,611  $    22,343  $    20,017
                                                           ===========  ===========  ===========  ===========  ===========
Basic income per common share:
       Income from continuing operations................. $      2.55  $      2.18  $      1.73  $      1.62  $      1.44
                                                           ===========  ===========  ===========  ===========  ===========
       Income from discontinued operations, net.......... $      0.59  $      0.10  $      0.17  $      0.18  $      0.19
                                                           ===========  ===========  ===========  ===========  ===========
       Net income........................................ $      3.14  $      2.28  $      1.90  $      1.80  $      1.63
                                                           ===========  ===========  ===========  ===========  ===========
       Net income available to common stockholders....... $      2.67  $      1.79  $      1.67  $      1.55  $      1.48
                                                           ===========  ===========  ===========  ===========  ===========

Diluted income per common share:
       Income from continuing operations................. $      2.52  $      2.14  $      1.70  $      1.59  $      1.43
                                                           ===========  ===========  ===========  ===========  ===========
       Income from discontinued operations, net.......... $      0.58  $      0.10  $      0.17  $      0.17  $      0.19
                                                           ===========  ===========  ===========  ===========  ===========
       Net income........................................ $      3.10  $      2.24  $      1.87  $      1.77  $      1.61
                                                           ===========  ===========  ===========  ===========  ===========
       Net income available to common stockholders....... $      2.64  $      1.76  $      1.64  $      1.52  $      1.46
                                                           ===========  ===========  ===========  ===========  ===========
Weighted average shares of common stock
   outstanding
       Basic ............................................  18,993,856   17,594,228   15,953,459   14,460,711   13,525,840
                                                           ===========  ===========  ===========  ===========  ===========
       Diluted ..........................................  19,247,790   17,859,787   16,208,178   14,699,478   13,670,568
                                                           ===========  ===========  ===========  ===========  ===========
Cash dividends declared per share of common stock........ $      2.20  $      2.00  $      1.84  $      1.72  $      1.69
                                                           ===========  ===========  ===========  ===========  ===========
Balance Sheet Data (at year end):
Rental properties - net of accumulated depreciation...... $   982,297  $   976,422  $   796,626  $   679,653  $   554,706
Total assets ............................................ $ 1,272,577  $ 1,159,243  $   962,146  $   780,984  $   643,118
Secured notes payable, unsecured line of credit and
       unsecured term loan............................... $   709,007  $   614,878  $   573,161  $   431,256  $   350,512
Total liabilities ....................................... $   765,442  $   673,390  $   629,508  $   461,832  $   380,535
Stockholders' equity .................................... $   507,135  $   485,853  $   332,638  $   319,152  $   262,583

Other Data:
Net income............................................... $    59,643  $    40,032  $    30,277  $    26,009  $    22,053
Add:
Depreciation and amortization (1)........................      38,901       34,071       30,578       24,251       18,532
Impairment on investments................................           -        2,545            -            -            -
Subtract:
Dividends on preferred stock.............................      (8,898)      (8,579)      (3,666)      (3,666)      (2,036)
Net gain on sales of property (2)........................      (8,286)           -            -            -            -
                                                           -----------  -----------  -----------  -----------  -----------
Funds from operations (3) ............................... $    81,360  $    68,069  $    57,189  $    46,594  $    38,549
                                                           -----------  -----------  -----------  -----------  -----------
Cash flows from operating activities .................... $    74,847       67,050       60,340       32,931       46,011
Cash flows from investing activities .................... $  (139,810)    (227,840)    (192,179)    (132,480)    (113,549)
Cash flows from financing activities .................... $    66,158      162,204      131,439       98,879       69,430
Number of properties owned at year end ..................          89           89           83           76           59
Rentable square feet of properties owned
   at year end ..........................................   5,668,895    5,739,987    5,312,910    4,859,820    4,030,083
Occupancy of properties owned at year end ...............         88%          89%           89%          91%          92%
Occupancy of properties owned at year end,
   excluding properties under redevelopment..............          94%          96%          99%          98%          96%

  ________________
    Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").
    Net gain on sales of property relates to the disposition of a property in the Suburban Washington D.C. market during the quarter ended December 31, 2003, the disposition of a property in the Eastern Massachusetts market during the quarter ended September 30, 2003 and the disposition of a property in the San Francisco Bay market during the quarter ended March 31, 2003. Net gain on sales of property is included on the income statement in income from discontinued operations.
    GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the miscorrelation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of funds from operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. In 2003, NAREIT issued guidance which modifies the calculation of FFO for both past and future periods. In accordance with NAREIT's revised guidance, we now include losses from early extinguishment of debt and real estate impairment charges in our calculation of FFO. As such, the reported amounts of FFO for the year ended December 31, 2002 have been modified from those previously reported. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that net income is the most directly comparable GAAP financial measure to FFO. For a more detailed discussion of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The terms "we", "our", "ours" and "us" as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

  Overview

  We are a publicly-traded real estate operating company focused principally on the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing a combination of office and laboratory space leased principally to tenants in the life science industry. We refer to these properties as "life science facilities".

  In 2003, we:

  Acquired four properties with an aggregate of approximately 267,000 rentable square feet.
  Expanded our unsecured line of credit from $425 million to $440 million and extended its term to November 2006, which may be further extended at our sole option for an additional one-year period.
  Obtained an unsecured term loan for $150 million that is due November 2008.
  Sold three properties with an aggregate of approximately 289,000 rentable square feet.

  Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 89 properties we owned as of December 31, 2003, four were acquired in 1994, nine in 1996, nine in 1997, 27 in 1998, six in 1999, 11 in 2000, five in 2001, four in 2002 and four in 2003. In addition, we completed the development of one property in 1999, five properties in 2000 (together with the 11 properties acquired in 2000, the "2000 Properties"), two properties in 2001 (together with the five properties acquired in 2001, the "2001 Properties") and two properties in 2002 (together with the four properties acquired in 2002, the "2002 Properties"). As a result of these acquisition and development activities, as well as our ongoing leasing and redevelopment activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2003 as compared to 2002, and for 2002 as compared to 2001.

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

  REIT Compliance

  We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results and the determination of various factual matters and circumstances not entirely within our control. We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to qualify, and continue to qualify, as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.

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

  Rental Properties and Properties Under Development

  In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), we perform the following procedures when making an allocation of the purchase price of real estate: 1) estimate the value of the real estate as of the acquisition date on an "as if vacant" basis, 2) allocate the "as if vacant" value among land, land improvements, buildings, building improvements, tenant improvements and equipment, 3) calculate the value of the intangibles as the difference between the "as if vacant" value and the purchase price, and 4) allocate the intangible value to above, below and at market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets.

  The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life of equipment. The values of above and below market leases are amortized over the life of the related lease and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The values of at-market leases and origination costs are classified as leasing costs, included in other assets on our balance sheets and amortized over the remaining life of the lease. The values of other intangible assets are amortized over the estimated useful life.

  Rental properties and properties under development are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than its carrying amount. Upon determination that an impairment has occurred, a write- down is recorded to reduce the carrying amount of the property to its estimated fair value.

  Capitalization of Costs

  We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and indirect project costs, including payroll and other costs directly associated with the acquisition, development or construction of a project. Payroll costs not related to the construction, development or redevelopment of a project, or acquisition of a property that will be classified as operating at the date of acquisition, are expensed as incurred. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Costs previously capitalized related to abandoned acquisition or development opportunities are written-off. Should development activity cease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred.

  We also capitalize costs directly related and essential to our leasing activities, including broker fees and certain costs related to our leasing personnel. These costs are amortized on a straight-line basis over the terms of the related leases. Costs previously capitalized related to unsuccessful leasing opportunities are written-off.

  Accounting of Investments

  We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and are recorded at fair value. Fair value has been determined by the closing trading price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity. The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with realized gains and losses included in other income.

  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest. Certain investments are accounted for under the equity method of accounting under the provisions of Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Emerging Issues Task Force ("EITF") Topic D-46, "Accounting for Limited Partnership Investments". Pursuant to APB 18, the equity method of accounting should be used when an investor has "the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds 50% or less of the voting stock". EITF- D-46 further clarifies the Securities and Exchange Commission's position on the accounting for limited partnerships and provides that the equity method of accounting be used unless the investor's interest "is so minor that the limited partner may have virtually no influence over partnership operating and financial policies". Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

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

  Interest Rate Swap Agreements

  We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating interest payments without the exchange of the underlying principal amount. Interest received under all of our swap agreements is based on the one- month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

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

  All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under Statement of Financial Accounting Standards No. 133 in reducing our exposure to variable interest rates. Accordingly, we have categorized these instruments as cash flow hedges. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

  We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

  Recognition of Rental Income

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

  Discontinued Operations

  The determination of whether a property qualifies as an asset "held for sale" and should be classified as discontinued operations requires an evaluation of certain criteria, some of which require the use of judgment. A property is classified as "held for sale" when all of the following criteria for a plan of sale have been met: 1) management, having the authority to approve the action, commits to a plan to sell the property, 2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary, 3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated, 4) the sale of the property is probable and is expected to be completed within one year, 5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and 6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as "held for sale" and its operations are classified as discontinued operations in our consolidated statements of income. When a property is designated as "held for sale", amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as "held for sale". Depreciation of assets is discontinued commencing on the date they are designated as "held for sale".

  Results of Operations

  Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

  Rental revenue increased by $14.7 million, or 13%, to $126.4 million for 2003 compared to $111.7 million for 2002. The increase resulted primarily from the 2002 Properties being owned for a full year and the addition of the 2003 Properties. Rental revenue from properties operating for a full year during 2003 and 2002 (the "2003 Same Properties") increased by $1.7 million, or 2.1%, due to increases in rental rates and offset by a slight decrease in occupancy. The average occupancy level of the 2003 Same Properties was 96.7% as of December 31, 2003, compared to 97.2% as of December 31, 2002.

  Tenant recoveries increased by $3.1 million, or 11%, to $32.1 million for 2003 compared to $29.0 million for 2002. The increase resulted primarily from the 2002 Properties being owned for a full year and the addition of the 2003 Properties. Tenant recoveries for the 2003 Same Properties increased by $659,000, or 2.9%, primarily due to increases in certain recoverable operating expenses.

  Other income increased by $511,000, or 33%, to $2.1 million for 2003 compared to $1.6 million for 2002, primarily due to an increase in realized gains on investments and from a general increase in miscellaneous sources of income.

  Rental operating expenses increased by $3.7 million, or 13%, to $32.8 million for 2003 compared to $29.1 million for 2002. The increase resulted primarily from the 2002 Properties being owned for a full year and the addition of the 2003 Properties. Operating expenses for the 2003 Same Properties increased by $871,000, or 4.1%, primarily due to an increase in property insurance and property taxes (substantially all of which are recoverable from our tenants through tenant recoveries).

  General and administrative expenses increased by $775,000, or 6%, to $14.2 million for 2003 compared to $13.4 million for 2002, mainly due to general increases in administrative costs, primarily payroll and related expenses.

  Interest expense increased by $1.4 million, or 6%, to $26.4 million for 2003 compared to $25.0 million for 2002. The increase resulted primarily from an increase in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable. These borrowings were utilized to finance the acquisition of the 2002 and 2003 Properties and the development and redevelopment of properties. The increase in interest expense was partially offset by a decrease in the floating interest rate on our unsecured line of credit and unsecured term loan. The weighted average effective interest rate on our borrowings (not including the effect of swap agreements) decreased from 3.07% as of December 31, 2002 to 2.64% as of December 31, 2003. We have entered into certain swap agreements to hedge a portion of exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured Line of Credit and Unsecured Term Loan").

  Depreciation and amortization increased by $5.7 million, or 17%, to $38.6 million for 2003 compared to $32.9 million for 2002. The increase resulted primarily from depreciation associated with the 2002 Properties being owned for a full year and the addition of the 2003 Properties.

  Income from discontinued operations of $11.1 million for 2003 reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2003 and three properties that were sold during 2003. In the fourth quarter of 2003, we sold one property in the Suburban Washington D.C. market. In the third quarter of 2003, we sold one property in the Eastern Massachusetts market. In the first quarter of 2003, we sold one property in the San Francisco Bay market. In connection with these sales, we recorded a net gain of approximately $8.3 million during 2003.

  Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

  Rental revenue increased by $18.1 million, or 19%, to $111.7 million for 2002 compared to $93.6 million for 2001. The increase resulted primarily from the 2001 Properties being owned for a full year and the addition of the 2002 Properties. Rental revenue from properties operating for a full year during 2002 and 2001 (the "2002 Same Properties") increased by $2.7 million, or 3.7%, due to increases in rental rates and offset by a slight decrease in occupancy. The average occupancy level of the 2002 Same Properties was 97.6% as of December 31, 2002, compared to 98.2% as of December 31, 2001.

  Tenant recoveries increased by $4.9 million, or 20%, to $29.0 million for 2002 compared to $24.1 million for 2001. The increase resulted primarily from the 2001 Properties being owned for a full year and the addition of the 2002 Properties. Tenant recoveries for the 2002 Same Properties increased by $915,000, or 4.6%, generally due to an increase in certain recoverable operating expenses.

  Other income decreased by $1.6 million, or 50%, to $1.6 million for 2002 compared to $3.1 million for 2001, primarily due to a decrease in interest income resulting from a decline in interest rates, the repayment of a $6 million secured note receivable in 2002 and a decrease in realized gains on investments.

  Rental operating expenses increased by $4.5 million, or 18%, to $29.1 million for 2002 compared to $24.7 million for 2001. The increase resulted primarily from the 2001 Properties being owned for a full year and the addition of the 2002 Properties. Operating expenses for the 2002 Same Properties increased by $1.2 million, or 6.4%, primarily due to an increase in property insurance and property taxes (substantially all of which are recoverable from our tenants through tenant recoveries).

  General and administrative expenses increased by $1.7 million, or 15%, to $13.4 million for 2002 compared to $11.7 million for 2001 due to the continued increase in the scope of our operations. From January 1, 2001 to December 31, 2002, we expanded our scope of operations to include an additional 13 properties containing approximately 880,000 rentable square feet for a total of 89 properties located in nine states with approximately 5.7 million rentable square feet as of December 31, 2002. To assist in managing this increase in the size of the operating portfolio, we added personnel and offices in certain of the markets where we have properties.

  Interest expense decreased by $2.7 million, or 10%, to $25.0 million for 2002 compared to $27.7 million for 2001. The decrease resulted primarily from a reduction in the floating interest rate on our unsecured line of credit. The weighted average interest rate on our borrowings (not including the effect of swap agreements) decreased from 3.92% as of December 31, 2001 to 3.07% as of December 31, 2002. We have entered into certain swap agreements to hedge a portion of our borrowings at variable interest rates (see "Liquidity and Capital Resources - Unsecured Line of Credit and Unsecured Term Loan"). The decrease in interest expense caused by this factor was partially offset by an increase in indebtedness incurred to acquire the 2001 and 2002 Properties and indebtedness incurred to finance the development and redevelopment of properties.

  Depreciation and amortization increased by $3.6 million, or 12%, to $32.9 million for 2002 compared to $29.3 million for 2001. The increase resulted primarily from depreciation associated with the 2001 Properties being owned for a full year and the addition of the 2002 Properties.

  During 2002, we recognized a non-cash impairment charge of $2.5 million associated with a decline in the value of certain investments below their carrying value determined to be other than temporary.

  Loss on early extinguishment of debt of $1.0 million was incurred as the result of the early retirement of a $7.2 million secured loan in connection with a refinancing of an asset. This loss is related to prepayment penalties and the write-off of loan costs. In 2002, this loss was classified as an extraordinary item as previously required under SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt". In 2003, pursuant to SFAS 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", we reclassified the 2002 loss on early extinguishment of debt to continuing operations.

  Income from discontinued operations decreased by $934,000, or 35%, to $1.8 million for 2002 compared to $2.7 million for 2001. Income from discontinued operations reflects the results of operations of four properties that have been designated as "held for sale". In connection with these prospective sales, we recorded a non-cash impairment charge of $1,150,000 related to a property in the San Francisco Bay market which cannot be redeveloped pursuant to its original strategic objectives. This charge has been included in income from discontinued operations for 2002.

  Liquidity and Capital Resources

  Cash Flows

  Net cash provided by operating activities for 2003 increased by $7.8 million to $74.8 million compared to $67.1 million for 2002. The increase resulted primarily from increases in cash flows from our portfolio of operating properties, partially offset by the net gain on sales of property.

  Net cash used in investing activities decreased by $88.0 million to $139.8 million for 2003 compared to $227.8 million for 2002. This decrease was primarily due to proceeds from the sales of rental properties and a lower level of property acquisitions in 2003.

  Net cash provided by financing activities decreased by $96.0 million to $66.2 million for 2003 compared to $162.2 million for 2002. Cash provided by financing activities decreased primarily due to the net proceeds from our common stock and preferred stock offerings in 2002, partially offset by net proceeds from our unsecured line of credit and unsecured term loan and from secured notes payable.

  Off-Balance Sheet Arrangements

  As of December 31, 2003, we have no off-balance sheet arrangements.

  Contractual Obligations and Commitments

  Contractual obligations as of December 31, 2003, consists of the following (dollars in thousands):

                                                   Payments by Period
                                        ---------------------------------------------
                              Total        2004    2005-2006    2007-2008 Thereafter
                         ------------------------------------------------------------
Secured notes payable (1) $   319,755 $     9,415 $    53,941 $   52,982 $   203,417

Ground lease obligations       65,420       1,666       3,529      3,631      56,594

Other obligations                 737         495         242          -           -
                         ------------------------------------------------------------
Total                    $    385,912 $    11,576 $    57,712 $   56,613 $   260,011
                         ============================================================

  __________

  (1) Excludes unamortized premium of $252,000 as of December 31, 2003.

  Secured notes payable as of December 31, 2003 includes 16 notes secured by 39 properties.

  Ground lease obligations as of December 31, 2003 include leases at six of our properties and one land development parcel. These lease obligations have remaining lease terms of 29 to 51 years, exclusive of extension options.

  In addition to the above, we were committed under the terms of construction contracts to complete the construction of properties under development at a remaining aggregate cost of $11.7 million.

  As of December 31, 2003, we were also committed to fund approximately $12.5 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $19.5 million for certain investments.

  Tenant Security Deposits and Other Restricted Cash

  Tenant security deposits and other restricted cash consists of the following (in thousands):

                                                            December 31,
                                                       ----------------------
                                                          2003        2002
                                                       ----------  ----------
Funds held in trust under the terms of
    certain secured notes payable                     $    8,665  $    5,692

Security deposit funds based on the terms
    of certain lease agreements                            2,029       1,967

Other funds held in escrow                                   363         361
                                                       ----------  ----------
                                                      $   11,057  $    8,020
                                                       ==========  ==========

  Secured Debt

  Secured debt as of December 31, 2003, consists of the following (dollars in thousands):

                                            Balance at       Stated
                                           December 31,     Interest
Collateral                                     2003           Rate        Maturity Date
------------------------------------------ ------------   -------------  ---------------

Lexington, MA                                   $3,342            8.45%  August 2004

San Francisco, CA (two properties)              22,520     LIBOR + 1.70% January 2005 (1)

Worcester, MA                                    9,735 (2)        8.75%  January 2006

Durham, NC (two properties)                     11,880            8.68%  December 2006

Gaithersburg, MD (three properties)              9,700            8.25%  August 2007

Chantilly, VA and Seattle, WA                   34,410            7.22%  May 2008

San Diego, CA (four properties)                 40,225            6.95%  July 2009

Worcester, MA and San Diego, CA                 18,396            8.71%  January 2010

Gaithersburg, MD (two properties)               24,131            8.33%  November 2010

San Diego, CA (six properties)                  23,633            7.75%  July 2011

Gaithersburg, MD (three properties)             27,778            7.40%  January 2012

Alameda, CA (three properties) and San Dieg     33,564            6.21%  March 2013

Rockville, MD (two properties) and Beltsvil     29,898            6.36%  September 2013

Alameda, CA                                      2,138           7.165%  January 2014

Seattle, WA  (two properties)                   17,318            7.75%  June 2016

San Diego, CA                                   11,339            7.50%  August 2021
                                           ------------
                                              $320,007
                                           ============

  __________

    The loan may be extended, at our option, for an additional year.
    The balance shown includes an unamortized premium of $252,000. The effective interest rate of the loan is 7.25%.

  The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of December 31, 2003 (in thousands):

                                                 Weighted
                                                Average
                   Year            Amount    Interest Rates
            ------------------   ----------- -------------

            2004                $     9,415          7.69%
            2005                     28,370          3.82%(1)
            2006                     25,571          7.89%(1)
            2007                     15,123          7.86%
            2008                     37,859          7.22%
            Thereafter              203,417          7.29%
                                 ----------- -------------
            Subtotal                319,755          7.06%
            Unamortized premium         252  =============
                                 -----------
                                $   320,007
                                 ===========

  __________

    We have a loan related to a property we developed in the San Francisco Bay market, which has a maturity date of 2005 that may be extended for an additional year. If we extend the maturity date of this loan to 2006, the weighted average interest rates for 2005 and 2006 would be 7.29% and 5.57%, respectively.

  Unsecured Line of Credit and Unsecured Term Loan

  We have an unsecured line of credit that provides for borrowings of up to $440 million. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

  Our unsecured line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers. The unsecured line of credit expires November 2006 and may be extended at our sole option for an additional one-year period. As of December 31, 2003, borrowings outstanding on the unsecured line of credit carried a weighted average interest rate of 2.65%.

  In November 2003, we obtained a $150 million unsecured term loan which bears interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR based advance, we must elect to fix for a period of one, two, three or six months. The unsecured term loan contains financial covenants substantially similar to those in our unsecured line of credit. The unsecured term loan expires in November 2008. As of December 31, 2003, the unsecured term loan carried a weighted average interest rate of 2.62%.

  Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum of $590 million. Under these provisions, as of December 31, 2003, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $479 million.

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

  The following table summarizes our interest rate swap agreements (dollars in thousands):

                                   Notional     Effective at   Interest    Termination      Fair
Transaction Dates Effective Dates  Amounts  December 31, 2003  Pay Rates      Dates        Values
---------------- ---------------- --------- ----------------- --------  ----------------  --------
Hedges for Unsecured Line of Credit
---------------------------------

March 2002      December 31, 2002   $50,000  $     50,000        5.364%  December 31, 2004 $(2,004)

July 2002         January 1, 2003    25,000        25,000        3.855%   June 30, 2005       (805)

July 2002         January 1, 2003    25,000        25,000        3.865%   June 30, 2005       (809)

December 2002     January 2, 2003    25,000        25,000        3.285%   June 30, 2006       (567)

December 2002     January 2, 2003    25,000        25,000        3.285%   June 30, 2006       (567)

November 2002        June 1, 2003    25,000        25,000        3.115%  December 31, 2005    (523)

November 2002        June 1, 2003    25,000        25,000        3.155%  December 31, 2005    (543)
                                            -----------------
                                            $    200,000
Hedges for Unsecured Term Loan
-----------------------------
December 2003    December 31, 2003  $50,000  $     50,000         1.53%  December 31, 2004     (74)

December 2003    December 31, 2004   50,000          -            3.00%  December 30, 2005    (119)

December 2003    December 30, 2005   50,000          -            4.15%  December 29, 2006    (121)

December 2003    December 29, 2006   50,000          -            5.09%  October 31, 2008     (167)
                                            -----------------                              --------
                                            $      50,000                                  $(6,299)
                                            -----------------                              ========
Total Interest Rate Swap Agreements in
   Effect at December 31, 2003              $     250,000
                                            =================

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

  As of December 31, 2003 and 2002, our interest rate swap agreements have been reported in the accompanying balance sheets at their fair value as other liabilities of approximately $6.3 million and $9.0 million, respectively. The offsetting adjustments were reflected as deferred losses in accumulated other comprehensive income of $6.3 million and $9.0 million, respectively. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

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

  We expect to meet certain long-term liquidity requirements, such as property acquisitions, property development and redevelopment activities, scheduled debt maturities, expansions and other non-recurring capital improvements, through excess net cash provided by operating activities, long-term secured and unsecured borrowings, including borrowings under the unsecured line of credit and unsecured term loan and the issuance of additional debt and/or equity securities.

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

  Capital Expenditures, Tenant Improvements and Leasing Costs

  The following table shows total and weighted average per square foot property related capital expenditures, tenant improvements and leasing costs (all of which are added to the basis of the properties) related to our life science facilities (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, attributable to leases that commenced at our properties after our acquisition.

                                      Total/
                                     Weighted
                                      Average       2003           2002          2001          2000         1999
                                    -----------  -----------    ----------    ----------    ----------   ----------
Capital expenditures:
   Major capital expenditures (1)  $ 3,346,000  $ 1,632,000(2) $  959,000    $  616,000    $  139,000   $        -
   Recurring capital expenditures  $ 4,056,000  $   853,000    $1,472,000(3) $  614,000    $  639,000   $  478,000
   Weighted average square feet
     in portfolio                   24,611,677    5,708,635     5,499,660     5,131,176     4,448,916    3,823,290
   Per weighted average square
     foot in portfolio
   Major capital expenditures (1)  $      0.14  $      0.29(2) $     0.17    $     0.12    $     0.03   $        -
   Recurring capital expenditures  $      0.16  $      0.15    $     0.27(3) $     0.12    $     0.14   $     0.13

Tenant improvements and leasing
costs:
  Retenanted space (4)
    Tenant improvements and
      leasing costs                $ 6,104,000  $ 2,890,000    $  498,000    $  466,000    $  796,000   $1,454,000
    Retenanted square feet           1,050,974      248,488       318,642       151,161(4)    112,286(4)   220,397
    Per square foot leased of
      retenanted space             $      5.81  $     11.63    $     1.56    $     3.08    $     7.09   $     6.60

  Renewal space
    Tenant improvements and
      leasing costs                $ 1,355,000  $   105,000    $  526,000    $  451,000    $  124,000   $  149,000
    Renewal square feet              1,286,615      271,236       255,978       432,717       233,017       93,667
    Per square foot leased of
      renewal space                $      1.05  $      0.39    $     2.05    $     1.04    $     0.53   $     1.59

  __________

    Major capital expenditures consist of roof replacements and HVAC systems which are typically identified and considered at the time a property is acquired. Major capital expenditures also include one-time costs related to the implementation of our national branding and signage program in 2001, 2002 and 2003.
    Major capital expenditures for 2003 include $1,072,000 ($0.19 per square foot in portfolio) in one-time costs related to the implementation of our national branding and signage program.
    Recurring capital expenditures for 2002 include $552,000 ($0.10 per square foot in portfolio) related to a fully leased property in San Diego, California that underwent substantial renovation in 2002.
    Excludes space that has undergone redevelopment before retenanting.

  Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. Approximately 91% of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures required.

  Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property age, location and characteristics, the type of lease (renewal tenant or retenanted space), the involvement of external leasing agents and overall competitive market conditions.

  Inflation

  As of December 31, 2003, approximately 88% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto). In addition, approximately 7% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 93% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk of inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

  Funds from Operations

  GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the miscorrelation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of funds from operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. In 2003, NAREIT issued guidance which modifies the calculation of FFO for both past and future periods. In accordance with NAREIT's revised guidance, we now include losses from early extinguishment of debt and real estate impairment charges in our calculation of FFO. As such, the reported amounts of FFO for the year ended December 31, 2002 have been modified from those previously reported. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Cash Flows" for information regarding these measures of cash flow.) We believe that net income is the most directly comparable GAAP financial measure to FFO.

  The following table presents our FFO for the years ended December 31 (in thousands):

                                                Year Ended December 31,
                                          -----------------------------------
                                             2003         2002        2001
                                          -----------  ----------  ----------

Net income                                   $59,643     $40,032     $30,277
Add:
   Depreciation and amortization (1)          38,901      34,071      30,578
   Impairment on investments                       -       2,545           -
Less:
   Dividends on preferred stock               (8,898)     (8,579)     (3,666)
   Net gain on sales of property (2)          (8,286)          -           -
                                          -----------  ----------  ----------
Funds from operations                        $81,360     $68,069     $57,189
                                          ===========  ==========  ==========

  __________

    Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").
    Net gain on sales of property relates to the disposition of a property in the Suburban Washington D.C. market during the quarter ended December 31, 2003, the disposition of a property in the Eastern Massachusetts market during the quarter ended September 30, 2003 and the disposition of a property in the San Francisco Bay market during the quarter ended March 31, 2003. Net gain on sales of property is included on the income statement in income from discontinued operations.

  Property and Lease Information

  The following table is a summary of our property portfolio as of December 31, 2003 (dollars in thousands):

                                                  Rentable   Annualized
                                       Number of   Square       Base     Occupancy
                                      Properties    Feet        Rent     Percentage(1)
                                      ---------- -----------  --------- -----------

California - Pasadena                         1      31,343       $393        45.8%(2)
California - San Diego                       23   1,027,546     28,988        94.9%
California - San Francisco Bay               10     642,578     19,918       100.0%
Eastern Massachusetts                         9     598,894     21,247        88.3%
New Jersey/Suburban Philadelphia              6     346,919      6,251       100.0%
Southeast                                     5     259,414      3,778        74.1%(2)
Suburban Washington D.C.                     20   1,552,238     27,033        94.0%(3)
Washington - Seattle                          5     439,964     16,165        99.8%
                                      ---------- -----------  --------- -----------
Total  (1)                                   79   4,898,896   $123,773        93.9%(3)
                                      ========== ===========  ========= ===========

  __________

    Excludes 10 properties under full or partial redevelopment. Including properties under full or partial redevelopment, occupancy as of December 31, 2003 was 88.4%.
    All, or substantially all, of the vacant space is office or warehouse space.
    Includes one office property classified as "held for sale" and included in discontinued operations as of December 31, 2003. Excluding this property, which was under a binding sales contract as of December 31, 2003, the average occupancy percentage for the Suburban Washington D.C. market is 96.4% and the average total occupancy percentage is 94.6%.

  The following table summarizes certain information with respect to the lease expirations of our properties as of December 31, 2003:

                                       Square     Square Footage   Annualized Base
           Year of      Number of    Footage of   as a Percentage  Rent of Expiring
            Lease       Expiring      Expiring      of Leased        Leases (Per
          Expiration     Leases        Leases       Portfolio       Square Foot)
          ----------   -----------   ----------   --------------   ---------------

          2004                 67      614,052             12.3%           $21.30
          2005                 28      318,596              6.4%           $28.00
          2006                 34      809,876             16.2%           $24.21
          2007                 15      340,068              6.8%           $24.16
          2008                 14      391,070              7.8%           $29.10
          Thereafter           50    2,535,437             50.6%           $28.43

  The following table is a summary of our lease activity for the year ended December 31, 2003, computed on a GAAP Basis and on a Cash Basis:

                                                                               Rental       TI's/Lease    Average
                                    Number     Square    Expiring      New      Rate       Commissions     Lease
                                   of Leases   Footage     Rates      Rates    Changes       Per Foot      Terms
                                  ----------- ---------  ---------  --------- ---------    ------------ -----------
Lease Activity

Lease Expirations
    Cash Basis                            76   882,564     $23.44       -         -             -            -
    GAAP Basis                            76   882,564     $22.80       -         -             -            -
Renewed / Releasable Space Leased
    Cash Basis                            37   519,724     $24.32     $23.78      -2.2%(1)    $5.76        4.1 Years
    GAAP Basis                            37   519,724     $23.60     $24.97       5.8%(1)    $5.76        4.1 Years
Month-to-Month Leases In Effect
    Cash Basis                            17    64,510     $19.95     $20.04       0.5%         -            -
    GAAP Basis                            17    64,510     $19.75     $20.04       1.5%         -            -

Redeveloped/Developed/
Vacant Space Leased
    Cash Basis                            29   265,366       -        $22.43      -           $6.40        4.5 Years
    GAAP Basis                            29   265,366       -        $23.77      -           $6.40        4.5 Years

Leasing Activity Summary

Excluding Month-to-Month Leases
    Cash Basis                            66   785,090       -        $23.32      -             -            -
    GAAP Basis                            66   785,090       -        $24.56      -             -            -

Including Month-to-Month Leases
    Cash Basis                            83   849,600       -        $23.07      -             -            -
    GAAP Basis                            83   849,600       -        $24.22      -             -            -

  __________

    Excluding a lease for 21,316 square feet in the San Francisco Bay market, rental rates for renewed or released space were on average 2.5% higher than expiring rates on a Cash Basis and 9.7% higher than expiring rates on a GAAP Basis.

  Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

  Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, December 31, 2003, we estimate that a 1% increase in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.4 million. We further estimate that a 1% decrease in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect December 31, 2003, would increase annual future earnings and cash flows by approximately $1.4 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $15.3 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $16.4 million.

  These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2003. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

  We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. In 2002, we recorded non-cash impairment charges of $2,545,000 to write down certain investments for which we deemed the decline in fair value to be other than temporary. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2003 would decrease their fair value by approximately $4.7 million.

  Item 8. Consolidated Financial Statements and Supplementary Data

  The consolidated financial statements and supplementary data required by Regulation S-X are included in this Report on Form 10-K beginning on page F-1.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

  Item 9a. Controls and Procedures

  As of December 31, 2003, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003.

  PART III

  Item 10. Directors and Executive Officers of the Registrant

  The information set forth under the caption "Board of Directors, Executive Officers and Senior Management" in our definitive proxy statement for our 2004 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year (the "2004 Proxy Statement") is incorporated herein by reference.

  Item 11. Executive Compensation

  The information set forth under the caption "Board of Directors, Executive Officers and Senior Management - Executive Compensation" in our 2004 Proxy Statement is incorporated herein by reference.

  Item 12. Security Ownership of Certain Beneficial Owners and Management

  Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options and awards (a)	Weighted-average exercise price of outstanding options and awards (b)	Number of securities remaining available for future issuance under the Stock Plan (excluding securities reflected in column a) (c)
Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	809,583	$35.39	308,536

  The information set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Management and Principal Stockholders" in our 2004 Proxy Statement is incorporated herein by reference.

  Item 13. Certain Relationships and Related Transactions

  None.

  Item 14. Principal Accounting Fees and Services

  The information set forth under the caption "Principal Accounting Fees and Services" in our 2004 Proxy Statement is incorporated herein by reference.

  PART IV

  Item 15. Exhibits, Consolidated Financial Statements Schedules and Reports on Form 8-K

  (a) Consolidated Financial Statements and Schedules

  The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

  (b) Reports on Form 8-K

  We filed a Current Report on Form 8-K, dated November 5, 2003, pursuant to which we furnished the Securities and Exchange Commission our earnings release dated November 5, 2003, regarding our third quarter 2003 financial results.

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

  Fourth Amended and Restated Revolving Loan Agreement, dated as of November 3, 2003, among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc. and JP Morgan Securities, Inc., as Co-Lead Arrangers, JP Morgan Securities, Inc. and Societe Generale, as Co- Syndication Agents, CommerzBank AG, New York and Grand Cayman Branches and KeyBank National Association, as Co-Documentation Agents and Eurohypo AG, New York Branch, as Senior Managing Agent

10.16 *

  Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Joel S. Marcus, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.17 *

  Amendment to Executive Employment Agreement between Alexandria and James H. Richardson, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.18 *

  Second Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.19 *

  Amended and Restated Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated June 27, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.20 *

  Term Loan Agreement among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto, Fleet National Bank, as Managing Agent, and Fleet Securities, Inc., as Arranger, dated October 17, 2001, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002

10.21 *
  Alexandria's 2000 Deferred Compensation Plans, effective December 1, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002

10.22
  Term Loan Agreement, dated as of November 3, 2003, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc. and Commerzbank AG, New York and Grand Cayman Branches, as Co-Lead Arrangers, Commerzbank AG, New York and Grand Cayman Branches, as Syndication Agent, J.P. Morgan Chase Bank and Bank One, NA, as Co-Documentation Agents, Keybank National Association and Societe Generale, as Co-Managing Agents

12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1	Alexandria Real Estate Equities, Inc. Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K)
21.1	List of Subsidiaries of Alexandria
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  ___________________

  (*) Incorporated by reference.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated March 12, 2004	By: /s/ JOEL S. MARCUS Joel S. Marcus Chief Executive Officer

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
Signature	Title	Date
/s/ JERRY M. SUDARSKY Jerry M. Sudarsky	Chairman of the Board of Directors	March 10, 2004
/s/ JOEL S. MARCUS Joel S. Marcus	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2004
/s/ JAMES H. RICHARDSON James H. Richardson	President and Director	March 11, 2004
/s/ PETER J. NELSON Peter J. Nelson	Chief Financial Officer, Senior Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 12, 2004
/s/ RICHARD H. KLEIN Richard H. Klein	Director	March 11, 2004
/s/ RICHARD B. JENNINGS Richard B. Jennings	Director	March 10, 2004
/s/ ANTHONY M. SOLOMON Anthony M. Solomon	Director	March 10, 2004
/s/ ALAN G. WALTON Alan G. Walton	Director	March 10, 2004
/s/ RICHMOND A. WOLF Richmond A. Wolf	Director	March 12, 2004

  Report of
Independent Auditors

  To the Board of Directors and Stockholders of

Alexandria Real Estate Equities, Inc.

  We have audited the accompanying consolidated balance sheets of Alexandria
Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31,
2003 and 2002, and the related consolidated statements of income, stockholders'
equity, and cash flows for each of the three years in the period ended December
31, 2003. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real
Estate Equities, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  /s/ Ernst & Young LLP

  Los Angeles, California

February 2, 2004

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                         (Dollars In Thousands, Except Per Share Amounts)

                                                                  December 31,
                                                             ----------------------
                                                                2003        2002
                                                             ----------  ----------
                          Assets
Rental properties, net                                      $  982,297  $  976,422
Properties under development                                   153,379      68,386
Cash and cash equivalents                                        4,985       3,790
Tenant security deposits and other restricted cash              11,057       8,020
Tenant receivables                                               1,969       2,641
Deferred rent                                                   31,503      26,063
Investments                                                     47,126      39,650
Other assets                                                    40,261      34,271
                                                             ----------  ----------
Total assets                                                $1,272,577  $1,159,243
                                                             ==========  ==========

           Liabilities and Stockholders' Equity
Secured notes payable                                       $  320,007  $  276,878
Unsecured line of credit and unsecured term loan               389,000     338,000
Accounts payable, accrued expenses and tenant security
  deposits                                                      43,408      47,118
Dividends payable                                               13,027      11,394
                                                             ----------  ----------
                                                               765,442     673,390

Commitments and contingencies

Stockholders' equity:
   9.50% Series A cumulative redeemable preferred
     stock, $0.01 par value per share, 1,610,000
     shares authorized; 1,543,500 shares issued and
     outstanding at December 31, 2003 and 2002; $25.00
     liquidation value                                          38,588      38,588
   9.10% Series B cumulative redeemable preferred
     stock, $0.01 par value per share, 2,300,000
     shares authorized; 2,300,000 shares issued and
     outstanding at December 31, 2003 and 2002; $25.00
     liquidation value                                          57,500      57,500
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 19,264,023 and 18,973,957 shares
     issued and outstanding at December 31, 2003
     and 2002, respectively                                        193         190
   Additional paid-in capital                                  409,926     399,831
   Deferred compensation                                        (2,232)     (1,432)
   Retained earnings                                             8,635           -
   Accumulated other comprehensive income                       (5,475)     (8,824)
                                                             ----------  ----------
Total stockholders' equity                                     507,135     485,853
                                                             ----------  ----------
Total liabilities and stockholders' equity                  $1,272,577  $1,159,243
                                                             ==========  ==========

See accompanying notes.

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                               Consolidated Statements of Income

                         (Dollars In Thousands, Except Per Share Amounts)

                                                        Year Ended December 31,
                                                --------------------------------------
                                                   2003         2002         2001
                                                -----------  -----------  -----------
Revenues
   Rental                                      $   126,414  $   111,694  $    93,596
   Tenant recoveries                                32,076       29,020       24,143
   Other income                                      2,068        1,557        3,122
                                                -----------  -----------  -----------
                                                   160,558      142,271      120,861
Expenses
   Rental operations                                32,794       29,135       24,655
   General and administrative                       14,211       13,436       11,694
   Interest                                         26,416       24,984       27,666
   Depreciation and amortization                    38,633       32,898       29,264
   Impairment on investments                             -        2,545            -
   Loss on early extinguishment of debt                  -        1,002            -
                                                -----------  -----------  -----------
                                                   112,054      104,000       93,279
                                                -----------  -----------  -----------
Income from continuing operations                   48,504       38,271       27,582

Income from discontinued operations, net            11,139        1,761        2,695
                                                -----------  -----------  -----------
Net income                                     $    59,643  $    40,032  $    30,277
                                                ===========  ===========  ===========

Dividends on preferred stock                   $     8,898  $     8,579  $     3,666
                                                -----------  -----------  -----------
Net income allocated to common stockholde      $    50,745  $    31,453  $    26,611
                                                ===========  ===========  ===========
Basic income per common share:
   Income from continuing operations           $      2.55  $      2.18  $      1.73
   Income from discontinued operations                0.59         0.10         0.17
   Net income                                         3.14         2.28         1.90
   Net income available to common stockholders $      2.67  $      1.79  $      1.67

Diluted income per common share:
   Income from continuing operations           $      2.52  $      2.14  $      1.70
   Income from discontinued operations                0.58         0.10         0.17
   Net income                                         3.10         2.24         1.87
   Net income available to common stockholders $      2.64  $      1.76  $      1.64

Weighted average shares of common
   stock outstanding:
   Basic                                        18,993,856   17,594,228   15,953,459
                                               ============  ===========  ===========
   Diluted                                      19,247,790   17,859,787   16,208,178
                                               ============  ===========  ===========

  See accompanying notes.

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                          Consolidated Statements of Stockholders' Equity

                         (Dollars In Thousands)

                                                                                                                                          Accumulated
                                                          Series A   Series B   Number of            Additional                              Other
                                                         Preferred  Preferred    Common     Common    Paid-In    Deferred     Retained    Comprehensive
                                                           Stock      Stock      Shares      Stock    Capital   Compensation  Earnings       Income       Total
                                                         ---------- ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2000                            $   38,588          -  15,548,356  $   155  $ 278,868  $      (296) $         -  $      1,837  $  319,152
   FAS 133 transition adjustment                                 -          -           -        -          -            -            -        (3,461)     (3,461)
   Net income                                                    -          -           -        -          -            -       30,277             -      30,277
   Unrealized loss on marketable securities                      -          -           -        -          -            -            -        (1,008)     (1,008)
   Unrealized loss on swap agreements                            -          -           -        -          -            -            -        (3,517)     (3,517)
                                                                                                                                                        ----------
   Comprehensive income                                          -          -           -        -          -            -            -             -      25,752
   Issuance of common stock, net of offering costs               -          -     500,000        5     16,746            -            -             -      16,751
   Stock compensation expense                                    -          -     122,555        1      4,326       (4,327)           -             -           -
   Amortization of stock compensation expense                    -          -           -        -          -        2,841            -             -       2,841
   Exercise of stock options                                     -          -     183,630        2      5,198            -            -             -       5,200
   Dividends declared on preferred stock                         -          -           -        -          -            -       (3,666)            -      (3,666)
   Dividends declared on common stock                            -          -           -        -     (3,320)           -      (26,611)            -     (29,931)
                                                         ---------- ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2001                                38,588          -  16,354,541      163    301,818       (1,782)           -        (6,149)    332,638
   Net income                                                    -          -           -        -          -            -       40,032             -      40,032
   Reclassification adjustment                                   -          -           -        -          -            -            -            96          96
   Unrealized loss on marketable securities                      -          -           -        -          -            -            -          (712)       (712)
   Unrealized loss on swap agreements                            -          -           -        -          -            -            -        (2,059)     (2,059)
                                                                                                                                                        ----------
   Comprehensive income                                          -          -           -        -          -            -            -             -      37,357
   Issuance of common stock, net of offering costs               -          -   2,418,970       25     97,521            -            -             -      97,546
   Issuance of Series B preferred stock, net of offering         -     57,500           -        -     (2,371)           -            -             -      55,129
   Stock compensation expense                                    -          -      76,075        1      3,642       (3,643)           -             -           -
   Amortization of stock compensation expense                    -          -           -        -          -        3,993            -             -       3,993
   Exercise of stock options                                     -          -     124,371        1      3,693            -            -             -       3,694
   Dividends declared on preferred stock                         -          -           -        -          -            -       (8,625)            -      (8,625)
   Dividends declared on common stock                            -          -           -        -     (4,472)           -      (31,407)            -     (35,879)
                                                         ---------- ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2002                                38,588     57,500  18,973,957  $   190  $ 399,831  $    (1,432) $         -  $     (8,824) $  485,853
   Net income                                                    -          -           -        -          -            -       59,643             -      59,643
   Unrealized gain on marketable securities                      -          -           -        -          -            -            -           610         610
   Unrealized gain on swap agreements                            -          -           -        -          -            -            -         2,739       2,739
                                                                                                                                                        ----------
   Comprehensive income                                          -          -           -        -          -            -            -             -      62,992
   Stock compensation expense                                    -          -      92,483        1      4,153       (4,154)           -             -           -
   Amortization of stock compensation expense                    -          -           -        -          -        3,354            -             -       3,354
   Exercise of stock options                                     -          -     197,583        2      5,942            -            -             -       5,944
   Dividends declared on preferred stock                         -          -           -        -          -            -       (8,898)            -      (8,898)
   Dividends declared on common stock                            -          -           -        -          -            -      (42,110)            -     (42,110)
                                                         ---------- ---------- -----------  -------  ---------  -----------  -----------  ------------  ----------
Balance at December 31, 2003                            $   38,588 $   57,500  19,264,023  $   193  $ 409,926  $    (2,232) $     8,635  $     (5,475) $  507,135
                                                         ========== ========== ===========  =======  =========  ===========  ===========  ============  ==========

  See accompanying notes.

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                               Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                               Year Ended December 31,
                                                                         ----------- ------------- -----------
                                                                            2003         2002         2001
                                                                         -----------  -----------  -----------
Operating Activities
Net income                                                                   59,643  $    40,032  $    30,277
Adjustments to reconcile net income to net cash
     provided by operating activities:
Loss on early extinguishment of debt                                              -        1,002            -
Non-cash impairment charges                                                       -        3,695            -
Net gain on sales of property                                                (8,286)           -            -
Depreciation and amortization                                                38,901       34,071       30,578
Amortization of loan fees and costs                                           2,133        2,379        1,275
Amortization of premiums on secured notes payable                              (290)        (360)        (343)
Stock compensation expense                                                    2,734        3,651        2,841
Changes in operating assets and liabilities:
     Tenant security deposits and other restricted cash                      (3,037)       3,508       (4,533)
     Tenant receivables                                                         672          482         (288)
     Deferred rent                                                           (6,826)      (5,470)      (5,648)
     Other assets                                                           (10,828)     (12,942)     (11,774)
     Accounts payable, accrued expenses and tenant
        security deposits                                                        31       (2,998)      17,955
                                                                         -----------  -----------  -----------
Net cash provided by operating activities                                    74,847       67,050       60,340

Investing Activities
Purchase of rental properties                                               (48,729)    (103,295)     (55,746)
Proceeds from sales of rental properties                                     42,376            -            -
Additions to rental properties                                              (48,264)     (61,695)     (69,530)
Additions to properties under development                                   (78,327)     (48,479)     (57,390)
Additions to investments, net                                                (6,866)     (14,371)      (9,513)
                                                                         -----------  -----------  -----------
Net cash used in investing activities                                      (139,810)    (227,840)    (192,179)

Financing Activities
Proceeds from secured notes payable                                          64,667       44,663       57,293
Net proceeds from issuances of common stock                                       -       97,546       16,751
Net proceeds from issuance of preferred stock                                     -       55,129            -
Exercise of stock options                                                     5,941        3,693        5,200
Net borrowings from unsecured line of credit
     and unsecured term loan                                                 51,000       10,000       97,000
Principal reductions on secured notes payable                                (6,125)     (13,427)     (12,042)
Proceeds from repayment of note receivable                                        -        6,000            -
Dividends paid on common stock                                              (40,427)     (33,912)     (29,097)
Dividends paid on preferred stock                                            (8,898)      (7,488)      (3,666)
Repurchase of common stock                                                        -            -            -
                                                                         -----------  -----------  -----------
Net cash provided by financing activities                                    66,158      162,204      131,439

Net increase (decrease) in cash and cash equivalents                          1,195        1,414         (400)
Cash and cash equivalents at beginning of year                                3,790        2,376        2,776
                                                                         -----------  -----------  -----------
Cash and cash equivalents at end of year                                $     4,985  $     3,790  $     2,376
                                                                         ===========  ===========  ===========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized     $    28,143  $    28,130  $    29,447
                                                                         ===========  ===========  ===========

  See accompanying notes.

  Alexandria Real Estate
Equities, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

  1. Background

  Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994.  We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space.  We refer to these properties as "life science facilities."  Our life science facilities are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-
for-profit scientific research institutions, universities and related government agencies.  As of December 31, 2003, our portfolio consisted of 89 properties in nine states with approximately 5,669,000 rentable square feet, compared to 89 properties in nine states with approximately 5,740,000 rentable square feet as of December 31, 2002.

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

  Accumulated Other Comprehensive Income

  Accumulated other comprehensive income consists of the following (in thousands):

                                       December 31,
                                 -----------------------
                                     2003        2002
                                 ----------- -----------
Unrealized gain on marketable
   securities                    $      824  $      214
Unrealized loss on interest rate
   swap agreements                   (6,299)     (9,038)
                                 ----------- -----------
                                 $   (5,475) $   (8,824)
                                 =========== ===========

  The following table provides a reconciliation of comprehensive income (in thousands):

                                  Year Ended December 31,
                                  -----------------------
                                      2003        2002
                                  ----------- -----------

Net income                        $   59,643  $   40,032
Reclassification adjustment                -          96
Unrealized gain (loss) on
   marketable securities                 610        (712)
Unrealized gain (loss) on interest
   rate swap agreements                2,739      (2,059)
                                  ----------- -----------
Comprehensive income              $   62,992  $   37,357
                                  =========== ===========

  Investments

  We hold equity investments in certain publicly-
traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" under the provisions of Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities" ("SFAS 115"), and are recorded at fair value.  Fair value has been determined by the closing trading price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders'
equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with realized gains and losses included in other income.

  Investments in privately held entities are generally
accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method of accounting under the provisions of
Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for
Investments in Common Stock" ("APB 18") and Emerging Issues Task Force ("EITF")
Topic D-46, "Accounting for Limited Partnership Investments".  Pursuant to APB
18, the equity method of accounting should be used when an investor has
"the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds 50% or less of the voting stock".  EITF-D-46 further clarifies the Securities and Exchange Commission's position on the accounting for limited partnerships and provides that the equity method of accounting be used unless the investor's interest "is so minor that the limited partner may have virtually no influence over partnership operating and financial policies".  Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

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

  Rental Properties and Properties Under Development

  In accordance with Statement of Financial Accounting Standards No.
141, "Business Combinations" ("SFAS 141"), we perform the following procedures when making an allocation of the purchase price of real estate: 1) estimate the value of the real estate as of the acquisition date on an "as if vacant" basis,
2) allocate the "as if vacant" value among land, land improvements, buildings, building improvements, tenant improvements and equipment, 3) calculate the value of the intangibles as the difference between the "as if vacant" value and the purchase price,  and 4) allocate the intangible value to above, below and at market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets.

  The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life of equipment.  The values of above and below market leases are amortized over the life of the related lease and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of at-market leases and origination costs are classified as leasing costs, included in other assets on our balance sheets and amortized over the remaining life of the lease.  The values of other intangible assets are amortized over the estimated useful life.

  Rental properties and properties under development are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than its carrying amount.  Upon determination that an impairment has occurred, a write-
down is recorded to reduce the carrying amount of the property to its estimated fair value.

  We capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and indirect project costs, including payroll and other costs directly associated with the acquisition, development or construction of a project.  Payroll costs not related to the construction, development or redevelopment of a project, or acquisition of a property that will be classified as operating at the date of acquisition, are expensed as incurred.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisition or development opportunities are written-off.  Should development activity cease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred.

  As of December 31, 2003, we had one property designated as "held for sale"
under the provisions of Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").
During the year ended December 31, 2003, we sold three properties, two of which were designated as "held for sale" as of December 31, 2002.  See Note 13,
Discontinued Operations.

  Tenant Security Deposits and Restricted Cash

  Tenant security deposits and restricted cash
consists of the following (in thousands):

                                                            December 31,
                                                       ----------------------
                                                          2003        2002
                                                       ----------  ----------
Funds held in trust under the terms of
    certain secured notes payable                     $    8,665  $    5,692

Security deposit funds based on the terms
    of certain lease agreements                            2,029       1,967

Other funds held in escrow                                   363         361
                                                       ----------  ----------
                                                      $   11,057  $    8,020
                                                       ==========  ==========

  Loan Fees and Costs

  Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense.
Loan fees and costs, net of related amortization, totaled $11,556,000 and
$8,545,000 as of December 31, 2003 and 2002, respectively, and are included in other assets on our balance sheets.

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

  Interest Income

  Interest income was $108,000, $298,000 and $923,000 in 2003, 2002 and
2001, respectively, and is included in other income in the accompanying statements of income.

  Leasing Costs

  Leasing costs are amortized on a straight-line basis over the terms of the related leases.  Leasing costs, net of related amortization, totaled
$18,665,000 and $16,189,000 as of December 31, 2003 and 2002, respectively, and are included in other assets on our balance sheets.

  Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents and unsecured line of credit and unsecured term loan approximate fair value.

  The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  As of December 31, 2003 and 2002, the fair value of our secured notes payable was approximately $338,620,000 and $292,745,000, respectively.

  Net Income Per Share

  The following table shows the computation of income per common share and dividends declared per share of common stock:

                                                   Year Ended December 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           -----------  ----------- -----------
                                    (Dollars in thousands, except per share amounts)

Net income available to common
   stockholders                          $     50,745  $    31,453 $    26,611
                                           ===========  =========== ===========
Weighted average shares of common stock
   outstanding - basic                     18,993,856   17,594,228  15,953,459
Add: dilutive effect of stock op              253,934      265,559     254,719
                                           -----------  ----------- -----------
Weighted average shares of common stock
   outstanding - diluted                   19,247,790   17,859,787  16,208,178
                                           ===========  =========== ===========
Net income per common share -
   basic                                 $       2.67  $      1.79 $      1.67
                                           ===========  =========== ===========
Net income per common share -
   diluted                               $       2.64  $      1.76 $      1.64
                                           ===========  =========== ===========

Common dividends declared per sh         $       2.20  $      2.00 $      1.84
                                           ===========  =========== ===========

  Operating Segments

  We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal operating segment.

  Income Taxes

  As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and make distributions greater than or equal to 100% of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 2003, 2002 and 2001. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates.

  During 2003, 2002 and 2001, we declared dividends on our common stock of
$2.20, $2.00 and $1.84 per share, respectively.  During 2003, 2002 and 2001, we declared dividends on our Series A preferred stock of $2.375, $2.375 and $2.375 per share, respectively.  During 2003 and 2002, we declared dividends on our
Series B preferred stock of $2.275 and $1.662 per share, respectively.

  Impact of Recently Issued Accounting Standards

  In May 2003, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 150, "Accounting for
Certain Financial Instruments with Characteristics of Both Liabilities and
Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  We adopted SFAS 150 in the third quarter of 2003.  The adoption of SFAS 150 did not have an impact on the accompanying financial statements.

  In April 2003, the FASB issued Statement of Financial Accounting Standards
No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under
FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging
Activities".  SFAS 149, among other things, clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others".  SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after
September 30, 2003.  The adoption of SFAS 149 did not have an impact on the accompanying financial statements.

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities", an interpretation of Accounting Research Bulletin
No. 51 ("FIN 46"), which requires the consolidation of entities with respect to which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, an entity is generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is generally effective December 31, 2003 for variable interest entities acquired before February 1, 2003.  The adoption of
FIN 46 did not have an impact on the accompanying financial statements.

  In December 2002, the FASB issued Statement of Financial Accounting
Standards No. 148, "Accounting for Stock-Based Compensation-Transition and
Disclosure" ("SFAS 148"), which addresses alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS
123"), prospectively to all employee awards granted, modified or settled after
January 1, 2003 pursuant to the transition and disclosure guidance under SFAS
148.  The cost related to stock-based employee compensation included in the determination of net income for 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective dates of SFAS 123.  See Note 11, Stock Option Plans and Stock Grants.

  In April 2002, FASB issued Statement of Financial Accounting Standards No.
145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrections" ("SFAS 145"), which requires any gain or loss on early extinguishment of debt that was classified as an extraordinary item that does not meet certain criteria, be reclassified from extraordinary item to continuing operations.  In accordance with SFAS 145, the extraordinary loss on early extinguishment of debt recognized in 2002 was reclassified to continuing operations in 2003.

  3. Rental Properties and Properties Under Development

  Rental properties consist of the following (in
thousands):

                                                 December 31,
                                           ------------------------
                                              2003         2002
                                           -----------  -----------

Land                                     $    147,425  $   151,297
Building and improvements                     854,152      829,739
Tenant and other improvements                 122,280      108,863
                                           -----------  -----------
                                            1,123,857    1,089,899
Less accumulated depreciation                (141,560)    (113,477)
                                           -----------  -----------
                                         $    982,297  $   976,422
                                           ===========  ===========

  As of December 31, 2003, 39 of our rental properties are encumbered by deeds of trust and assignments of rents and leases associated with the properties (see
Note 6).  The net book value of encumbered properties as of December 31, 2003 and 2002 is $369,731,000 and $354,895,000, respectively.

  We lease space under noncancelable leases with remaining terms of one to 15 years.

  As of December 31, 2003, approximately 88% of our leases (on a square footage basis) require that the lessee pay substantially all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties.

  Included in rental properties as of December 31, 2003
are ten properties in our redevelopment program that contained a total of
770,000 square feet.  Of this total, 359,000 square feet are under redevelopment and currently vacant, and the remaining 411,000 square feet are currently leased.  The allocated net book value of the portion of these properties undergoing redevelopment as of December 31, 2003 was $65,559,000.  Depreciation
ceases on the portion of a property undergoing redevelopment during the period of redevelopment.

  We capitalize interest to properties under development or redevelopment during the period the asset is undergoing activities to prepare it for its intended use. Total interest capitalized for the years ended December 31, 2003,
2002 and 2001 was $13,941,000, $13,519,000 and $11,371,000, respectively. Total interest incurred for the years ended December 31, 2003, 2002 and 2001 was
$41,571,000, $40,294,000 and $40,840,000, respectively.

  Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2003, are as follows (in thousands):

Year                                         Amount
-------------------------                -------------
2004                                     $    118,729
2005                                          114,490
2006                                          106,551
2007                                           90,799
2008                                           82,476
Thereafter                                    338,122
                                           -----------
                                         $    851,167
                                           ===========

  4.  Investments

  We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale"
under the provisions of Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").
The following table summarizes our available-for-sale securities (in thousands):

                                      December 31,
                                  --------------------
                                     2003       2002
                                  ---------  ---------
Adjusted cost of available-for-   $  1,257   $  3,210
   securities

Non-cash impairment charges              -     (1,334)

Gross unrealized gains                 837        214

Gross unrealized losses                (13)         -
                                  ---------  ---------
Fair value of
   available-for-sale securities  $  2,081   $  2,090
                                  =========  =========

  Investments in privately held entities as of December 31, 2003 and 2002, totaled $45,045,000 and $37,560,000, respectively.  Of these totals, $42,331,000 and $35,356,000 are accounted for under the cost method.  The remainder
($2,714,000 and $2,204,000 for 2003 and 2002, respectively) is accounted for under the equity method in accordance with Accounting Principles Board Opinion
No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB
18") and Emerging Issues Task Force ("EITF") Topic D-46, "Accounting for Limited
Partnership Investments".  Equity in income for the year ended December 31, 2003 related to investments accounted for under the equity method of accounting was
$306,000 and is included in other income in the accompanying consolidated statements of income.  During 2002, we recognized an impairment charge of
$1,211,000 for other than temporary declines in the fair value of our investments in privately held entities.

  Net investment income of $536,000 was recognized in 2003 and is included in other income in the accompanying consolidated statements of income.  Net investment income during 2003 consists of equity in income of $306,000 related to investments accounted for under the equity method of accounting, gross realized gains of $532,000 and gross realized losses of $302,000.

  5. Unsecured Line of Credit and Unsecured Term Loan

  We have an unsecured line of credit that provides for borrowings of up to $440 million.  Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus
0.5%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

  Our unsecured line of credit contains financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio.  In addition, the terms of the unsecured line of credit restrict, among other things, certain investments, indebtedness, distributions and mergers.  The unsecured line of credit expires
November 2006 and may be extended at our sole option for an additional one-year period.  As of December 31, 2003, borrowings outstanding on the unsecured line of credit carried a weighted average interest rate of 2.65%.

  In November 2003, we obtained a $150 million unsecured term loan which bears interest at a floating rate based on our election of either a LIBOR based rate or the higher of the bank's reference rate and the Federal Funds rate, plus
0.5%.  For each LIBOR based advance, we must elect to fix for a period of one, two, three or six months.  The unsecured term loan contains financial covenants substantially similar to those in our unsecured line of credit.  The unsecured term loan expires in November 2008.  As of December 31, 2003, the unsecured term loan carried a weighted average interest rate of 2.62%.

  Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties.  Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum of $590 million.  Under these provisions, as of
December 31, 2003, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $479 million.

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

                                   Notional    Effective at   Interest    Termination      Fair
Transaction Dates Effective Dates  Amounts  December 31, 2003 Pay Rates      Dates        Values
---------------- ---------------- --------- ----------------- --------  ---------------- --------
Hedges for Unsecured Line of Credit
---------------------------------

March 2002        December 31, 2002  $50,000  $     50,000      5.364%  December 31,2004  $(2,004)

July 2002           January 1, 2003   25,000        25,000      3.855%   June 30, 2005      (805)

July 2002           January 1, 2003   25,000        25,000      3.865%   June 30, 2005      (809)

December 2002       January 2, 2003   25,000        25,000      3.285%   June 30, 2006      (567)

December 2002       January 2, 2003   25,000        25,000      3.285%   June 30, 2006      (567)

November 2002          June 1, 2003   25,000        25,000      3.115%  December 31, 2005   (523)

November 2002          June 1, 2003   25,000        25,000      3.155%  December 31, 2005   (543)
                                              -----------------
                                              $    200,000
Hedges for Unsecured Term Loan
-----------------------------
December 2003     December 31, 2003  $50,000  $     50,000       1.53%  December 31, 2004    (74)

December 2003     December 31, 2004   50,000          -          3.00%  December 30, 2005   (119)

December 2003     December 30, 2005   50,000          -          4.15%  December 29, 2006   (121)

December 2003     December 29, 2006   50,000          -          5.09%  October 31, 2008    (167)
                                              -----------------                           --------
                                              $     50,000                                $(6,299)
                                              -----------------                           ========
Total Interest Rate Swap Agreements in
   Effect at December 31, 2003                $    250,000
                                              =================

  Effective January 1, 2001, we adopted Statement of Financial Accounting
Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and
Hedging Activities," as amended by Statement of Financial Accounting Standards
No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities."  SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  Specifically, SFAS 133 requires us to reflect our interest rate swap agreements on the balance sheet at their estimated fair values.  We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

  All of our interest rate swap agreements meet the criteria to be deemed
"highly effective" under SFAS 133 in reducing our exposure to variable interest rates.  Accordingly, we have categorized these instruments as cash flow hedges.
While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

  We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

  As of December 31, 2003 and 2002, our interest rate swap agreements have been reported in the accompanying balance sheets at their fair value as other liabilities of approximately $6.3 million and $9.0 million, respectively.  The offsetting adjustments were reflected as deferred losses in accumulated other comprehensive income of $6.3 million and $9.0 million, respectively.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

  6. Secured Notes Payable

  Secured notes payable consist of the following (in
thousands):

                                                                                 December 31,
                                                                             ---------------------
                                                                                2003       2002
                                                                             ---------- ----------
8.45% note, due in August 2004, secured by one property in Lexington, MA     $    3,342 $        -
Loan at LIBOR plus 1.7%, due January 2005, secured by two properties in
   San Francisco, CA                                                             22,520     21,853
8.75% note, due January 2006, with an effective interest rate of 7.25%
   (includes unamortized premium of $252 and $374 at December 31, 2003
   and 2002, respectively), secured by one property in Worcester, MA              9,735     10,286
8.68% note, due December 2006, secured by two properties in Durham, NC           11,880     12,038
8.25% note, due August 2007, secured by three properties in Gaithersburg, MD      9,700      9,808
9.125% note, due October 2007, with an effective interest rate of 7.25%
   (includes unamortized premium of $1,379 at December 31, 2002), secured
   by one property in Cambridge, MA                                                   -     18,777
7.22% note, due May 2008, secured by two properties, one in Chantilly, VA
   and the other in Seattle, WA                                                  34,410     34,852
6.95% note, due July 2009, secured by four properties in San Diego, CA           40,225     41,259
8.71% note, due January 2010, secured by two properties, one in Worcester,
   MA and the other in San Diego, CA                                             18,396     18,542
8.33% note, due November 2010, secured by two properties in Gaithersburg, MD     24,131     24,327
7.75% note, due July 2011, secured by six properties in San Diego, CA            23,633     23,839
7.40% note, due January 2012, secured by three properties in Gaithersburg, MD    27,778     28,031
6.21% note, due March 2013, secured by four properties, three in Alameda, CA
   and one in San Diego, CA                                                      33,564          -
6.36% note, due in September 2013, secured by three properties, two in
   Rockville, MD and one in Beltsville, MD                                       29,898          -
7.165% note, due January 2014, secured by one property in Alameda, CA             2,138      3,520
7.75% note, due June 2016, secured by two properties in Seattle, WA              17,318     18,109
7.50% note, due August 2021, secured by one property in San Diego, CA            11,339     11,637
                                                                             ----------------------

                                                                              $ 320,007  $ 276,878

                                                                             ======================

  As of December 31, 2003, all of our secured notes payable, except for the
7.165% note, require monthly payments of principal and interest.  The 7.165%
note requires monthly payments of interest and semi-annual payments of principal. The LIBOR-based loan secured by the two properties in San Francisco,
CA, may be extended, at our option, for an additional year.

  Future principal payments due on secured notes payable as of December 31,
2003, are as follows (in thousands):

                                                 Weighted
                                                Average
                   Year            Amount    Interest Rates
            ------------------   ----------- -------------

            2004                $     9,415          7.69%
            2005                     28,370          3.82%(1)
            2006                     25,571          7.89%(1)
            2007                     15,123          7.86%
            2008                     37,859          7.22%
            Thereafter              203,417          7.29%
                                 ----------- -------------
            Subtotal                319,755          7.06%
            Unamortized premium         252  =============
                                 -----------
                                $   320,007
                                 ===========

  A loan related to a property developed in the San Francisco Bay market has a maturity date of 2005, which may be extended at our option for an additional year.  If we extend the maturity date of this loan, the weighted average interest rates for 2005 and 2006 would be 7.29% and 5.57%, respectively.

  7.  Issuances of Common Stock

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

  8. Non-Cash Transactions

  In connection with the acquisition of a property in Lexington,
Massachusetts in 2003, we assumed a secured note payable. The following table summarizes this transaction (in thousands):

                                           -----------
                                              2003
                                           -----------

Aggregate purchase price                 $      6,900
Secured note payable assumed                    3,384
                                           -----------
Cash paid for the property               $      3,516
                                           ===========

  In connection with the sale of a property in Cambridge, Massachusetts in
August 2003, the buyer assumed a secured note payable totaling $17.3 million.

  In 2003 and 2002, we incurred $3,354,000 and $3,993,000, respectively, in non-cash stock compensation expense.

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
Investors in our Series A preferred stock generally have no voting rights.  On or after June 11, 2004, we may, at our option, redeem our Series A preferred stock, in whole or in part, at any time with proceeds from the sale of equity securities at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

  Series B Cumulative Redeemable Preferred Stock

  In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock (including the shares issued upon exercise of the underwriters' over-allotment option).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million, net of underwriters' discounts and other offering costs.  The dividends on our Series B preferred stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $2.275 per share.  Our Series B preferred stock has no stated
maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to January 22, 2007, except in order to preserve our status as a REIT.  Investors in our Series B preferred stock generally have no voting rights.  On or after January 22, 2007, we may, at our option, redeem our Series
B preferred stock, in whole or in part, at any time with proceeds from the sale of equity securities at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

  Preferred Stock and Excess Stock Authorizations

  Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 3,843,500 shares were issued and outstanding as of
December 31, 2003. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which were issued and outstanding at December
31, 2003.

  Redemption of Preferred Stock

  Emerging Issues Task Force ("EITF") Topic D-42, "The Effect on the
Calculation of Earnings Per Share for the Redemption or Induced Conversion of
Preferred Stock", provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  The cost to issue our preferred stock totaling $1.7 million and $2.4 million for our Series A and
Series B preferred stock, respectively, was recorded as a reduction to additional paid-in capital in the years that the preferred stock was issued.
Upon any redemption of our Series A and Series B preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders.  Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

  10. Commitments and Contingencies

  Employee Retirement Savings Plan

  We have a retirement savings plan pursuant to Section 401(k) of the
Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Internal Revenue Code.  We have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to $461,000, $428,000 and $353,000, respectively, for the years ended December 31, 2003, 2002 and 2001. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

  Concentration of Credit Risk

  We maintain our cash and cash equivalents at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  We believe that the risk is not significant.

  We are dependent on rental income from relatively few tenants in the life science industry.  The inability of any single tenant to make its lease payments could adversely affect our operations.  As of December 31, 2003, we held leases with a total of 179 tenants and 50 of our 89 properties were each leased to a single tenant.  At December 31, 2003, our three largest tenants accounted for approximately 12.8% of our aggregate annualized base rent.

  We generally do not require collateral or other security from our tenants, other than security deposits.  In addition to security deposits held in cash, we held $24.1 million in irrevocable letters of credit available from certain tenants as security deposits for 59 leases as of December 31, 2003.

  Commitments

  In addition to above, as of December 31, 2003, we were committed under the terms of construction contracts to complete the construction of properties under development at a remaining aggregate cost of $11.7 million.

  As of December 31, 2003, we were also committed to fund approximately $12.5 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $19.5 million for certain investments.

  Ground lease obligations as of December 31, 2003 include leases at six of our properties and one land development parcel.  These lease obligations, of approximately $65.4 million, have remaining lease terms of 29 to 51 years, exclusive of extension options.

  11. Stock Option Plans and Stock Grants

  1997 Stock Plan

  In 1997, we adopted a stock option and incentive plan (the "Stock
Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December
31, 2003, a total of 308,536 shares were reserved for the granting of future options and share awards under the Stock Plan.

  Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. Employee options vest ratably in three annual installments from the date of grant. Non-employee director options vest immediately on the date of grant. The options outstanding under the Stock Plan expire at various dates through October 2012.

  In addition, the Stock Plan permits us to issue share awards to our employees and non-employee directors.  A share award is an award of common stock which (i)
may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code.  Shares issued generally vest over a one to three year period from the date of issuance and the
sale of the shares is restricted prior to the date of vesting.   During 2003, we
awarded 92,483 shares of common stock. These shares were recorded at fair value with a corresponding charge to stockholders' equity.  The unearned portion is amortized as stock compensation expense on a straight-line basis over the vesting period.

  For 2002 and all prior years, we have elected to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25") and related Interpretations in accounting for our employee and non-
employee director stock options, stock grants and stock appreciation rights.
Effective January 1, 2003, the Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting
for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003.  We granted no new stock options in 2003.  Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Although we have elected to follow APB
25, pro forma information regarding net income and net income per share is required by SFAS 123.  This information has been determined as if we had accounted for our stock options under the fair value method under SFAS 123. The fair value of the options issued under the Stock Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

                                                  Year Ended December 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           -----------  ----------- -----------

Risk-free interest rate                          3.65%        2.69%       4.68%
Dividend yield                                   3.95%        4.04%       4.49%
Volatility factor of the expected
  market price                                  21.20%       22.04%      22.37%
Weighted average expected life of
  the options                               7.0 years    4.8 years   5.2 years

  For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                Year Ended December 31,
                                           ----------- ------------ -----------
                                              2003         2002        2001
                                           -----------  ----------- -----------

Pro forma net income available to common
     stockholders                        $     49,422  $    30,279 $    25,690
Pro forma net income per common share:
     - Basic                             $       2.60  $      1.72 $      1.61
     - Diluted                           $       2.57  $      1.70 $      1.59

  A summary of the stock option activity under our Stock Plan and related information for the years ended December 31, 2003, 2002 and 2001 follows:

                                         2003                   2002                   2001
                               ---------------------- ---------------------- -----------------------

                                            Weighted               Weighted                Weighted
                                            Average                Average                 Average
                                 Stock      Exercise    Stock      Exercise    Stock       Exercise
                                Options      Price     Options      Price     Options       Price
                               ----------  ---------- ----------  ---------- ----------   ----------
Outstanding-beginning of year  1,011,166  $    34.39    849,870  $    29.68    901,000  $     27.73
Granted                                 -           -   337,000       44.44    193,500        38.27
Exercised                       (197,583)      30.08   (124,371)      29.70   (183,630)       27.58
Forfeited                         (4,000)      43.23    (51,333)      33.75    (61,000)       34.48
                               ----------  ---------- ----------  ---------- ----------   ----------
Outstanding-end of year          809,583  $    35.39  1,011,166  $    34.39    849,870  $     29.68
                               ==========  ========== ==========  ========== ==========   ==========

Exercisable at end of year       533,420  $    31.35    514,169  $    26.89    497,040  $     25.29
                               ==========  ========== ==========  ========== ==========   ==========
Weighted average fair value of
options granted                           $         -            $     6.05             $      6.19
                                           ==========             ==========              ==========

  The following table summarizes information about stock options outstanding at
December 31, 2003:

                     Options Outstanding           Options Exercisable
              ----------------------------------  -----------------------
                            Weighted
                            Average     Weighted               Weighted
Range of      Number        Remaining   Average    Number      Average
Exercise      Outstanding   Contractual Exercise   Exercisable Exercise
Prices        at 12/31/03   Life        Price      at 12/31/03 Price
------------- ------------- ----------  --------   ----------- ---------
$20.00-$32.06  290,550          3.84    $24.07      290,550    $24.07
$32.94-$43.00  281,033          7.47    $38.70      175,536    $37.93
$43.24-$47.69  238,000          8.35    $45.31       67,334    $45.60

  12. Quarterly Financial Data (Unaudited)

  Following is a summary of consolidated financial information on a quarterly basis for 2003 and 2002:

                                                                            Quarter
                                                    ----------------------------------------------------------
                                                        First         Second          Third         Fourth
                                                    -------------  -------------  -------------  -------------
                                                               (In thousands, except per share amounts)

2003
----
Revenues                                           $      40,039  $      39,455  $      40,085  $      40,979
Net income available to common
   stockholders                                    $       9,925  $      10,324  $      19,369  $      11,127

  Basic income per share:
    Income from continuing operations              $        0.62  $        0.61  $        0.63  $        0.69
    Income from discontinued operations, net       $        0.03  $        0.05  $        0.50  $        0.01
    Net income                                     $        0.64  $        0.66  $        1.14  $        0.70
    Net income available to common stockholders    $        0.53  $        0.54  $        1.02  $        0.58
  Diluted income per share:
    Income from continuing operations              $        0.61  $        0.60  $        0.63  $        0.68
    Income  from discontinued operations, net      $        0.03  $        0.05  $        0.49  $        0.01
    Net income                                     $        0.63  $        0.65  $        1.12  $        0.69
    Net income available to common stockholders    $        0.52  $        0.54  $        1.00  $        0.57

2002
----
Revenues                                           $      33,098  $      34,253  $      36,236  $      38,684
Net income available to common
   stockholders                                    $       7,698  $       7,996  $       8,530  $       7,229

  Basic income per share:
    Income from continuing operations              $        0.54  $        0.57  $        0.55  $        0.52
    Income (loss) from discontinued operations,net $        0.04  $        0.04  $        0.04  $       (0.02)
    Net income                                     $        0.59  $        0.61  $        0.59  $        0.50
    Net income available to common stockholders    $        0.47  $        0.48  $        0.47  $        0.38

   Diluted income per share:
    Income from continuing operations              $        0.53  $        0.56  $        0.54  $        0.51
    Income (loss) from discontinued operations,net $        0.04  $        0.04  $        0.04  $       (0.02)
    Net income                                     $        0.57  $        0.60  $        0.58  $        0.50
    Net income available to common stockholders    $        0.46  $        0.47  $        0.46  $        0.38

  13. Discontinued Operations

  On January 1, 2002, Statement of Financial Accounting Standards No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144")
became effective.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  Under SFAS 144, a property is classified as "held for sale" when all of the following criteria for a plan of sale have been met: 1) management, having the authority to approve the action, commits to a plan to sell the property, 2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary, 3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated, 4) the sale of the property is probable and is expected to be completed within one year, 5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and 6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as "held for sale" and its operations are classified as discontinued operations in our consolidated statements of income.  When a property is designated as "held for sale", amounts for all prior periods presented are reclassified from continuing operations to discontinued
operations.  A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as "held for sale". Depreciation of assets is discontinued
commencing on the date they are designated as "held for sale".  The accompanying statements have been presented in compliance with SFAS 144.

  Income from discontinued operations, net includes the results of three properties we sold during 2003, and one property that had been designated as
"held for sale" as of December 31, 2003 under the provisions of SFAS 144.  We sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003.  The total sale price for the property was approximately $9.0 million.  In connection with the sale, we recorded a loss on sale of property of approximately $36,000.  During the third quarter of 2003, we sold one property located in the Eastern
Massachusetts market that had been previously designated as "held for sale" as of December 31, 2002.  The total sale price for the property was approximately
$46.5 million.  In connection with this sale, we recorded a gain on sale of property of approximately $8.8 million.  Interest expense included in discontinued operations represents interest related to a secured note payable which was assumed by the buyer in connection with the sale of this property.
During the first quarter of 2003, we sold one property located in the San
Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" as of
December 31, 2002. The total sale price for the property was approximately $6.8 million.  In connection with this sale, we recorded a loss on sale of property of approximately $455,000 in 2003.  Gains and losses on sales of these properties are included on the income statement in income from discontinued operations in 2003.

  The following is a summary of operations and net assets of the properties included in discontinued operations (in thousands):

                                                Year Ended December 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           -----------  ----------- -----------
Total revenue                            $      5,449  $     7,207 $     6,929
Operating expenses                              1,404        1,692       1,460
                                           -----------  ----------- -----------
Revenue less operating expenses                 4,045        5,515       5,469
Interest                                          924        1,431       1,460
Depreciation                                      268        1,173       1,314
Income before net gain on sales of         -----------  ----------- -----------
   property and non-cash impairment charge      2,853        2,911       2,695
Net gain on sales of property                   8,286            -           -
Non-cash impairment charge                          -       (1,150)          -
Income from discontinued                   -----------  ----------- -----------
  operations                             $     11,139  $     1,761 $     2,695
                                           ===========  =========== ===========

                                                  December 31,
                                           -------------------------
                                              2003         2002
                                           -----------  -----------
Properties held for sale, net            $      3,518  $    55,539
Cash and cash equivalents                           -            3
Tenant security deposits and other
   restricted cash                                  6          121
Tenant receivables                                 82           94
Deferred rent                                       8        1,348
Other assets                                       66          308
                                           -----------  -----------
Total assets                             $      3,680  $    57,413

Secured note payable                     $          -  $    18,777
Accounts payable, accrued expenses
   and tenant security deposits                    79        1,266
                                           -----------  -----------
Total liabilities                                  79       20,043
                                           -----------  -----------
Net assets of discontinued operations    $      3,601  $    37,370
                                           ============ ============

  14. Subsequent Events

  In February 2004, we sold an office property in the Suburban Washington D.C.
market that had been designated as "held for sale" during the fourth quarter of
2003.  The total sale price for the property was approximately $5.7 million.

                      Alexandria Real Estate Equities, Inc. and Subsidiaries

                                  Schedule III

                               Consolidated Financial Statement Schedule of Rental Properties

                          and Accumulated Depreciation

                                December 31, 2003

                         (In Thousands, Except Square Foot Data)

                                                 Initial Costs          Costs           Total Costs
                                            -----------------------  Capitalized   ----------------------
                                  Square              Buildings and  Subsequent to           Buildings and              Accumulated                         Year Built/
         Property Name           Footage      Land    Improvements   Acquisition     Land    Improvements    Total    Depreciation (1)  Encumbrances         Renovated
         -------------          ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------     -------------------
North Torrey Pines Road #1        107,710  $  1,321  $       5,960  $      5,698  $  1,321  $     11,658  $  12,979  $          2,484  $         -      1971/2003
Science Park Road                  74,557     1,013              -        16,755     1,013        16,755     17,768             2,787            -      2000
North Torrey Pines Road #2         86,962     2,663         10,649         4,677     2,663        15,326     17,989             4,506            -      1986/1996
General Atomics Court #1           76,084     2,651         18,046         1,447     2,651        19,493     22,144             5,740       40,225 (2)  1986/2000
General Atomics Court #2           43,600     1,227          9,554            18     1,227         9,572     10,799             2,891            - (2)  1991
Roselle Street #1                  18,173       463          1,840           850       463         2,690      3,153             1,058            - (3)  1983/1998
Nexus Centre Drive                 67,050     2,548         13,638            31     2,548        13,669     16,217             3,719       33,564 (4)  1989
Nancy Ridge Drive #1               29,333       733          2,273         1,867       733         4,140      4,873             1,208            - (5)  1997
Roselle Street #2                  17,603       444          1,699         1,798       444         3,497      3,941               773            -      late 1970's/1999
Tansy Street                       15,410       651          1,375         1,886       651         3,261      3,912               901            -      1978/1999
John Hopkins Court #1              34,723     1,122              -         3,882     1,122         3,882      5,004               362            - (2)  2000
John Hopkins Court #2              55,200     1,683              -         5,648     1,683         5,648      7,331               749            - (2)  1999
Towne Centre Drive #1              45,030       275          8,621         3,502       275        12,123     12,398             1,106            -      1987/2003
Towne Centre Drive #2              52,228       320         10,070           836       320        10,906     11,226             1,629            -      1987/2000
Towne Centre Drive #3              41,780       258          8,170         7,490       258        15,660     15,918             1,720            -      1987/2000
Roselle Street #3                  17,590       455          2,581           688       455         3,269      3,724               174       23,633 (3)  1981
Roselle Street #4                  30,147       754          4,288           134       754         4,422      5,176               392            - (3)  1981/1998
Roselle Street #5                  22,577       564          3,224            20       564         3,244      3,808               316            - (3)  1981/1995
Roselle Street #6                  17,433       436          2,480            21       436         2,501      2,937               239            - (3)  1981/1999
Roselle Street #7                  24,208       605          3,459            20       605         3,479      4,084               339            - (3)  1981/1995
Nancy Ridge Drive #2               21,940       515          1,566         2,399       515         3,965      4,480               445            -      early 1980's/2001
Campus Point Drive                 71,510     4,246         16,165           125     4,246        16,290     20,536             1,091       11,339      1986/1998
Nancy Ridge Drive #3               56,698     1,984         10,397              -    1,984        10,397     12,381                  -           -      1987/2001
North Hill Avenue                  31,343     2,172            812         9,045     2,172         9,857     12,029               870            -      1940's/2002
Harbor Bay Parkway #1              61,015     1,506          5,357         2,324     1,506         7,681      9,187             2,325            - (4)  1983/1999
Harbor Bay Parkway #2              27,745       775          1,917         1,525       775         3,442      4,217               796            - (4)  1984/2000
Harbor Bay Parkway #3              47,777     1,200          3,880           444     1,200         4,324      5,524               766            - (4)  1986/1994
Harbor Bay Parkway #4              68,711     1,800          9,731           490     1,800        10,221     12,021             1,818        2,138      1985/1994
Mitten Road & Malcolm Road        153,837     4,751         12,612        10,432     4,751        23,044     27,795             3,044            -      1962/2002
Hanover Street                     32,074         -          6,628         5,169         -        11,797     11,797             3,405            -      1968/2000
Garcia Avenue & Bayshore
   Parkway                         98,964         -         21,323         5,397         -        26,720     26,720             4,541            -      1980/2003
Oyster Point Boulevard #1          53,980     3,519              -        12,933     3,519        12,933     16,452             1,822       22,520 (6)  2001
Oyster Point Boulevard #2          53,980     3,519              -         7,665     3,519         7,665     11,184               781            - (6)  2001
Gateway Boulevard #1              110,428     7,730         24,397            11     7,730        24,408     32,138             1,041            -      2002
Gateway Boulevard #2               59,816     4,187         14,020            12     4,187        14,032     18,219               910            -      2000
Harbor Bay Parkway #5              67,482     1,349          9,915             -     1,349         9,915     11,264                30            -      1984/2001
Porter Drive                       91,644         -         19,154             -         -        19,154     19,154                18            -      1962/2002
Columbia Street #1                163,235     5,654         22,916        11,419     5,654        34,335     39,989             7,847       17,318 (7)  1975/1997
Columbia Street #2                 46,303       912            612         2,370       912         2,982      3,894                12            - (7)  1975/1997
Western Avenue                     47,746     1,432          7,497         2,381     1,432         9,878     11,310             2,328       34,410 (8)  1929/2000
First Avenue                       70,647     2,119         11,275         4,580     2,119        15,855     17,974             3,337            -      1980/2000
Eastlake Avenue #1                106,003     4,240         31,232            12     4,240        31,244     35,484               976            -      1997
Eastlake Avenue #2                 52,333     1,570         15,917         8,083     1,570        24,000     25,570               497            -      1997
Professional Drive #1              47,558       871          5,362         3,046       871         8,408      9,279             1,809            -      1989/1999
Professional Drive #2              62,739     1,129          6,940            48     1,129         6,988      8,117             1,318            -      1987
West Watkins Mill Road #1         138,938     3,281         14,416           189     3,281        14,605     17,886             2,758       24,131 (9)  1989/1997
Quince Orchard Road #1             49,225     1,267          3,031         5,168     1,267         8,199      9,466             3,486            - (9)  1982/1997
Clopper Road #1                    44,464       900          2,732         1,519       900         4,251      5,151             1,578            - (10) 1989
East Gude Drive #1                 45,989       748          3,609         1,095       748         4,704      5,452               899            - (11) 1981/1986
Research Boulevard                105,000     1,733          9,611           590     1,733        10,201     11,934             2,000            -      1967/2000
East Gude Drive #2                 44,500       775          4,122           329       775         4,451      5,226               767            - (11) 1981/2003
Piccard Drive                     131,415     2,800         11,533         6,603     2,800        18,136     20,936             1,548            -      1978/1994
Newbrook Drive                    248,186     4,800         27,639           390     4,800        28,029     32,829             4,797            - (8)  1992
Virginia Manor Road               191,884         -         13,679           558         -        14,237     14,237             2,431       29,898 (11) 1990/2003
Old Columbia Road                  75,500     1,510          5,210         1,627     1,510         6,837      8,347             1,688            -      1983/1997
Firstfield Road #1                 25,175       376          3,192         2,107       376         5,299      5,675               628            -      1974/2000
Shady Grove Road                   42,142       840          3,115           116       840         3,231      4,071               553            -      1987
West Watkins Mill Road #2          57,410       859          4,149         1,544       859         5,693      6,552               896            -      1988/2000
Clopper Road #2                    92,990     2,463            493        17,893     2,463        18,386     20,849             4,783       27,778 (10) 2000
Firstfield Road #2                 53,599       971          5,141         4,886       971        10,027     10,998             1,099            - (12) 1980/2001
Firstfield Road #3                 53,595       947          5,092         2,751       947         7,843      8,790               571            - (12) 1980/2003
Quince Orchard Road #2             54,874       970          5,138         1,387       970         6,525      7,495               504        9,700 (12) 1981/2003
Clopper Road #3                    59,838       983          6,638            90       983         6,728      7,711               655            - (10) 1989/1992
Research Place                     58,632     1,466          5,708         3,641     1,466         9,349     10,815               156            -      1972/2003
Charlestown Navy Yard              24,940         -          6,247           389         -         6,636      6,636               995            -      1880/1991
Pond Street                        24,867       622          3,053            58       622         3,111      3,733               353            -      1965/1990
Westview Street                    40,000       960          3,032         4,703       960         7,735      8,695               313            -      1975
Plantation Street #1               92,711     2,352         14,173           651     2,352        14,824     17,176             2,067       18,396 (5)  1993
Innovation Drive                  113,956     2,734         14,567         1,833     2,734        16,400     19,134             2,391        9,735 (13) 1991
Plantation Street #2               92,423       651              -        15,727       651        15,727     16,378             5,268            -      2000
Arsenal Street #1                  92,500     3,360          7,316        14,440     3,360        21,756     25,116             2,698            -      1978/2001
Hartwell Avenue #1                 59,000     1,475          7,194        11,370     1,475        18,564     20,039             1,139            -      1972/2002
Arsenal Street #2                  96,150     6,413          5,457        18,045     6,413        23,502     29,915               115            -      1980/2003
Memorial Drive #1                  51,000     6,507              -        21,605     6,507        21,605     28,112             1,023            -      2002
Memorial Drive #2                  47,497     6,058              -        20,977     6,058        20,977     27,035               800            -      2002
Hartwell Avenue #2                 51,340     2,567          4,522           442     2,567         4,964      7,531                52        3,342      1972
College Road                      106,036     1,943          9,764         1,444     1,943        11,208     13,151             1,900            -      1968/1984
Williams Drive                     37,000       740          4,506            62       740         4,568      5,308               690            -      1982/1994
Phillips Parkway                   78,501     1,840          2,298        11,076     1,840        13,374     15,214             2,370            -      late 1960's/1999
Campus Drive                       42,782       654          4,234           302       654         4,536      5,190               736            -      1989
Electronic Drive                   40,000       600          3,110         3,289       600         6,399      6,999             2,172            -      1983/1998
Princeton Road                     42,600     1,075          1,438         2,973     1,075         4,411      5,486             2,252            -      1984/1999
Capitola Drive #1                  65,114       337          5,795           482       337         6,277      6,614             1,134            - (14) 1986
Capitola Drive #2                 119,916       577         11,688         7,256       577        18,944     19,521             3,155       11,880 (14) 1985
Technology Parkway                 37,080       370          4,191           684       370         4,875      5,245               671            -      1976/1993
Triangle Drive                     32,120       161          3,410           202       161         3,612      3,773               559            -      1981
Alexander Road                     86,239         -            376        11,630         -        12,006     12,006             1,252            -      2000
Kit Creek Road                     38,861       374          3,383         5,577       374         8,960      9,334               738            -      1995/2003
                                ----------  --------  -------------  ------------  --------  ------------  ---------  ----------------  -----------
                                5,668,895  $147,425  $     621,554  $    354,878  $ 147,425  $   976,432  $1,123,857  $       141,560  $   320,007
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

    Loan secured by Nexus Centre Drive, Harbor Bay Parkway #1, Harbor Bay
Parkway #2 and Harbor Bay Parkway #3 is shown under Nexus Centre
Drive.

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

    Loan secured by East Gude Drive #1, East Gude Drive #2 and Virginia
Manor is shown under Virginia Manor.

    Loan secured by Firstfield Road #2, Firstfield Road #3 and Quince
Orchard Road #2 is shown under Quince Orchard Road #2.

    The balance shown includes an unamortized premium of $252,000.

    Loan secured by Capitola Drive #1 and Capitola Drive #2 is shown under
Capitola Drive #2.

  A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                 Rental Properties
                                                Year Ended December 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           -----------  ----------- -----------
Balance at beginning of period           $  1,089,899  $   880,716 $   737,207
Purchase of rental properties                  48,729      103,295      55,746
Sale of properties                            (56,741)           -           -
Additions to rental properties                 48,264       61,695      69,530
Transfer of costs (to) from properties
   under development                           (6,294)      44,193      18,233
                                           -----------  ----------- -----------
Balance at end of period                 $  1,123,857  $ 1,089,899 $   880,716
                                           ===========  =========== ===========

                                                Accumulated Depreciation
                                                        December 31,
                                           ------------------------------------
                                              2003         2002        2001
                                           -----------  ----------- -----------

Balance at beginning of period               $113,477      $84,090     $57,554
Depreciation expense on rental properties      32,786       29,387      26,536
Accumulated depreciation on properties sold    (4,703)           -           -
                                           -----------  ----------- -----------
Balance at end of period                     $141,560     $113,477     $84,090
                                           ===========  =========== ===========