Form 10-Q
period 2004-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2004-05-10
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [  ],

    As of May 6, 2004, 19,378,632 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of March 31, 2004 and December 31, 2003	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2004 and 2003	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months ended March 31, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	31

Signatures	32

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           March 31,   December 31,
                                                             2004          2003
                                                         ------------  ------------
Assets

Rental properties, net                                    $1,016,385      $982,297
Properties under development                                 131,955       153,379
Cash and cash equivalents                                      4,356         4,985
Tenant security deposits and other restricted cash            13,909        11,057
Tenant receivables                                             2,504         1,969
Deferred rent                                                 34,559        31,503
Investments                                                   48,842        47,126
Other assets                                                  42,310        40,261
                                                         ------------  ------------
       Total assets                                       $1,294,820    $1,272,577
                                                         ============  ============
Liabilities and Stockholders' Equity
Secured notes payable                                       $355,898      $320,007
Unsecured line of credit and unsecured term loan             363,000       389,000
Accounts payable, accrued expenses and
   tenant security deposits                                   50,717        43,408
Dividends payable                                             13,481        13,027
                                                         ------------  ------------
       Total liabilities                                     783,096       765,442
Stockholders' equity:
   Series A preferred stock                                   38,588        38,588
   Series B preferred stock                                   57,500        57,500
   Common stock                                                  194           193
   Additional paid-in capital                                414,317       409,926
   Deferred compensation                                      (1,976)       (2,232)
   Retained earnings                                          10,120         8,635
   Accumulated other comprehensive income                     (7,019)       (5,475)
                                                         ------------  ------------
       Total stockholders' equity                            511,724       507,135
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $1,294,820    $1,272,577
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended
                                                           March 31,
                                                     -----------------------
                                                        2004        2003
                                                     ----------- -----------
Revenues
  Rental                                                $33,774     $31,222
  Tenant recoveries                                       8,314       8,479
  Other income                                              687         338
                                                     ----------- -----------
                                                         42,775      40,039
Expenses
  Rental operations                                       8,735       8,576
  General and administrative                              3,636       3,549
  Interest                                                6,709       6,871
  Depreciation and amortization                           9,981       9,374
                                                     ----------- -----------
                                                         29,061      28,370

Income from continuing operations                        13,714      11,669

Income from discontinued operations, net                  1,626         480
                                                     ----------- -----------
Net income                                              $15,340     $12,149
                                                     =========== ===========
Dividends on preferred stock                              2,225       2,225
                                                     ----------- -----------
Net income available to common stockholders             $13,115      $9,924
                                                     =========== ===========
Basic income per common share:
   Income from continuing operations                      $0.71       $0.62
                                                     =========== ===========
   Income from discontinued operations, net               $0.08       $0.03
                                                     =========== ===========
   Net income                                             $0.80       $0.64
                                                     =========== ===========
   Net income available to common stockholders            $0.68       $0.53
                                                     =========== ===========
Diluted income per common share:
   Income from continuing operations                      $0.70       $0.61
                                                     =========== ===========
   Income from discontinued operations, net               $0.08       $0.03
                                                     =========== ===========
   Net income                                             $0.78       $0.63
                                                     =========== ===========
   Net income available to common stockholders            $0.67       $0.52
                                                     =========== ===========

Weighted average shares of common stock outstanding:
  -Basic                                             19,206,954  18,895,821
                                                     =========== ===========
  -Diluted                                           19,584,003  19,136,372
                                                     =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Operating Activities
Net income                                                  $15,340     $12,149
Adjustments to reconcile net income to net cash
  provided by operating activities:
(Gain) loss on sales of property                             (1,627)        455
Depreciation and amortization                                 9,981       9,461
Amortization of loan fees and costs                             558         464
Amortization of premiums on secured notes                       (31)       (100)
Stock compensation expense                                      802         955
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash         (2,852)       (759)
  Tenant receivables                                           (535)       (665)
  Deferred rent                                              (3,064)     (1,966)
  Other assets                                               (4,262)       (650)
  Accounts payable, accrued expenses and tenant
    security deposits                                         5,206      (1,708)
                                                          ----------  ----------
Net cash provided by operating activities                    19,516      17,636
                                                          ----------  ----------

Investing Activities
Purchase of rental properties                                     -      (3,677)
Proceeds from sales of property                               5,454       6,558
Additions to rental properties                              (18,359)    (12,496)
Purchase of properties under development                          -     (34,700)
Additions to properties under development                    (6,112)     (8,831)
Additions to investments, net                                (1,371)     (1,853)
                                                          ----------  ----------
Net cash used in investing activities                       (20,388)    (54,999)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          38,000      34,000
Proceeds from exercise of stock options                       3,722         720
(Principal reduction to) net borrowings from
   unsecured line of credit and unsecured term loan         (26,000)     16,000
Principal reductions of secured notes payable                (2,078)     (1,757)
Dividends paid on common stock                              (11,176)     (9,491)
Dividends paid on preferred stock                            (2,225)     (2,225)
                                                          ----------  ----------
Net cash provided by financing activities                       243      37,247
                                                          ----------  ----------
Net decrease in cash and cash equivalents                      (629)       (116)
Cash and cash equivalents at beginning of period              4,985       3,790
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $4,356      $3,674
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product and service companies, not-for-profit scientific research institutions, universities and related government agencies. As of March 31, 2004, our portfolio consisted of 89 properties in nine states with approximately 5.7 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                               March 31,    December 31,
                                  2004          2003
                              ------------  ------------

Unrealized gain on
  marketable securities            $1,169          $824
Unrealized loss on interest
  rate swap agreements             (8,188)       (6,299)
                              ------------  ------------
                                  ($7,019)      ($5,475)
                              ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                               Three Months Ended
                                   March 31,
                               --------------------
                                 2004       2003
                               ---------  ---------

Net income                      $15,340    $12,149
Unrealized gain on
  marketable securities             345          6
Unrealized (loss) gain on
  interest rate swap agreements  (1,889)       145
                               ---------  ---------
Comprehensive income            $13,796    $12,300
                               =========  =========

2. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                    March 31,  December 31,
                                      2004        2003
                                   ----------- -----------

Land                                 $150,939    $147,425
Buildings and improvements            888,370     854,152
Tenant and other improvements         126,325     122,280
                                   ----------- -----------
                                    1,165,634   1,123,857
Less accumulated depreciation        (149,249)   (141,560)
                                   ----------- -----------
                                   $1,016,385    $982,297
                                   =========== ===========

In February 2004, we sold an office property in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sales price for the property was approximately $5.7 million (see Note 8).

3. Investments

We hold equity investments in certain publicly-traded companies and privately-held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The following table summarizes our available-for-sale securities (in thousands):

                                      March 31,  December 31,
                                         2004        2003
                                     ----------- -----------
Adjusted cost of available-for-sale
   securities                        $    1,093  $    1,257

Gross unrealized gains                    1,169         837

Gross unrealized losses                       -         (13)
                                     ----------- -----------
Fair value of
   available-for-sale securities     $    2,262  $    2,081
                                     =========== ===========

Investments in privately-held entities as of March 31, 2004 and December 31, 2003, totaled $46,580,000 and $45,045,000, respectively. Of these totals, $45,497,000 and $42,331,000 are accounted for under the cost method. The remainder ($1,083,000 and $2,714,000 as of March 31, 2004 and December 31, 2003, respectively) is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Emerging Issues Task Force Topic D- 46, "Accounting for Limited Partnership Investments".

For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash impairment charge to current earnings.

4. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $440 million and an unsecured term loan for $150 million. Borrowings under our unsecured line of credit and our unsecured term loan, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or a rate related to the higher of the bank's reference rate and the Federal Funds rate. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The unsecured line of credit expires November 2006 and may be extended at our sole option for an additional one-year period. As of March 31, 2004, borrowings outstanding on the unsecured line of credit carried a weighted average interest rate of 2.64%. The unsecured term loan expires in November 2008. As of March 31, 2004, the unsecured term loan carried a weighted average interest rate of 2.61%.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum of $590 million. Under these provisions, as of March 31, 2004, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $455 million.

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

The following table summarizes our interest rate swap agreements as of March 31, 2004 (dollars in thousands):

                                                        Effective
                                       Notional            at       Interest     Termination        Fair
Transaction Dates   Effective Dates    Amounts       March 31, 2004 Pay Rates      Dates           Values
-----------------  ---------------- -------------   -------------- ---------- ----------------- ------------
Hedges for Unsecured Line of Credit
--------------------------------
March 2002         December 31, 2002 $  50,000         $   50,000      5.364%   December 31, 2004  $   (1,584)

July 2002          January 1, 2003      25,000             25,000      3.855%     June 30, 2005          (772)

July 2002          January 1, 2003      25,000             25,000      3.865%     June 30, 2005          (775)

December 2002      January 2, 2003      25,000             25,000      3.285%     June 30, 2006          (755)

December 2002      January 2, 2003      25,000             25,000      3.285%     June 30, 2006          (755)

November 2002        June 1, 2003       25,000             25,000      3.115%   December 31, 2005        (633)

November 2002        June 1, 2003       25,000             25,000      3.155%   December 31, 2005        (650)

March 2004         December 31, 2004    25,000               -         2.956%   December 31, 2006        (185)

March 2004         December 31, 2004    25,000               -         2.956%   December 31, 2006        (185)
                                                     --------------
                                                       $  200,000
Hedges for Unsecured Term Loan
--------------------------------
December 2003      December 31, 2003 $  50,000         $   50,000      1.53%    December 31, 2004        (132)

December 2003      December 31, 2004    50,000               -         3.00%    December 30, 2005        (475)

December 2003      December 30, 2005    50,000               -         4.15%    December 29, 2006        (495)

December 2003      December 29, 2006    50,000               -         5.09%    October 31, 2008         (792)
                                                      --------------                                 ------------
                                                      $    50,000                                     $   (8,188)
                                                      --------------                                 ============
Total Interest Rate Swaps in Effect at March 31, 2004 $   250,000
                                                      ==============

5. Stockholders' Equity

In March 2004, we declared a cash dividend on our common stock aggregating $11,627,000 ($ 0.60 per share) for the calendar quarter ended March 31, 2004. In March 2004, we declared a cash dividend on our Series A preferred stock aggregating $916,000 ($ 0.59375 per share) for the period from January 15, 2004 through April 14, 2004. In March 2004, we also declared a cash dividend on our Series B preferred stock aggregating $1,308,000 ($0.56875 per share) for the period January 15, 2004 through April 14, 2004. We paid these dividends on April 15, 2004.

6. Stock Option Plan

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" ("SFAS 148"), which addresses alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. There have been no options issued since January 1, 2003.

The following table provides pro forma disclosures of the estimated fair value of the options amortized to expense over the options' vesting periods as if we had accounted for our stock options under the fair value method under SFAS 123 since the date they were granted (in thousands, except per share information):

                                                            Three Months Ended
                                                                 March 31,
                                                         --------------------------
                                                             2004          2003
                                                         ------------  ------------
Net income available to common stockholders, as reported $    13,115   $     9,924
Add:  Stock-based employee compensation expense
   included in reported net income                                 -             -
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards       (190)         (335)
                                                         ------------  ------------
Pro forma net income available to common stockholder     $    12,925   $     9,589
                                                         ============  ============
Earnings per share:
  Basic - as reported                                    $      0.68   $      0.53
                                                         ============  ============
  Basic - pro forma                                      $      0.67   $      0.51
                                                         ============  ============

  Diluted - as reported                                  $      0.67   $      0.52
                                                         ============  ============
  Diluted - pro forma                                    $      0.66   $      0.50
                                                         ============  ============

7. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended
                                             March 31,
                                      -----------------------
                                         2004        2003
                                      ----------- -----------
Net income available to common
  stockholders                           $13,115      $9,924
                                      =======================

Weighted average shares of
  common stock outstanding - basic    19,206,954  18,895,821
Add:  dilutive effect of
  stock options and stock grants         377,049     240,551
                                      ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  19,584,003  19,136,372
                                      =========== ===========
Net income per common share:
  - Basic                                  $0.68       $0.53
                                      =========== ===========
  - Diluted                                $0.67       $0.52
                                      =========== ===========

Common dividends declared per share        $0.60       $0.53
                                      =========== ===========

8. Discontinued Operations

On January 1, 2002, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") became effective. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under SFAS 144, a property is classified as "held for sale" when all of the following criteria for a plan of sale have been met: 1) management, having the authority to approve the action, commits to a plan to sell the property, 2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary, 3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated, 4) the sale of the property is probable and is expected to be completed within one year, 5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and 6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as "held for sale" and its operations are classified as discontinued operations in our consolidated statements of income. When a property is designated as "held for sale", amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as "held for sale". Depreciation of assets ceases commencing on the date they are designated as "held for sale". The accompanying statements have been presented in compliance with SFAS 144.

Income from discontinued operations, net includes the results of operations for three properties we sold during 2003 and one property we sold during the first quarter of 2004 under the provisions of SFAS 144. During the first quarter of 2004, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million. During the first quarter of 2003, we sold one property located in the San Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" as of December 31, 2002. The total sale price for the property was approximately $6.8 million. In connection with this sale, we recorded a loss on sale of property of approximately $455,000 in 2003. Gain/loss on sales of these properties are included on the income statement in income from discontinued operations.

The following is a summary of discontinued operations (in thousands):

                                        Three Months Ended
                                           March 31,
                                      ---------------------
                                         2004        2003
                                      ---------  ----------

Revenue                               $     14   $   1,784
Operating expenses                          15         423
                                      ---------  ----------
Revenue less operating expenses             (1)      1,361
Interest                                     -         339
Depreciation                                 -          87
Income before gain (loss) on          ---------  ----------
   sales of property                        (1)        935
Gain (loss) on sales of property         1,627        (455)
Income from discontinued              ---------  ----------
   operations, net                    $  1,626   $     480
                                      =========  ==========

                                      March 31,  December 31,
                                        2004       2003
                                      ---------  ----------
Properties held for sale, net         $      -   $   3,518
Tenant security deposits and other
  restricted cash                            -           6
Tenant receivables                           -          82
Deferred rent                                -           8
Other assets                                 -          66
                                      ---------  ----------
Total assets                          $      -   $   3,680
                                      =========  ==========
Accounts payable, accrued expenses
  and tenant security deposits               -          79
                                      ---------  ----------
Total liabilities                            -          79
                                      ---------  ----------
Net assets of discontinued operations $      -   $   3,601
                                      =========  ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2003. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

As used in this Form 10-Q, "we", "our", "ours" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing a combination of office and laboratory space leased principally to tenants in the life science industry. We refer to these properties as "life science properties".

As of March 31, 2004, our portfolio consisted of 89 properties containing approximately 5.7 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 93% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

Results of Operations

Comparison of Three Months Ended March 31, 2004 ("First Quarter 2004") to Three Months Ended March 31, 2003 ("First Quarter 2003")

Rental revenue increased by $2.6 million, or 8%, to $33.8 million for First Quarter 2004 compared to $31.2 million for First Quarter 2003. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2003. Rental revenue from the properties operating continuously since January 1, 2003 (the "First Quarter Same Properties") increased by $931,000, or 3.6%, primarily due to increases in rental rates and offset by a slight decrease in occupancy. The occupancy level of the First Quarter Same Properties as of March 31, 2004 was 95.4%, compared to 95.5% as of March 31, 2003.

Tenant recoveries decreased by $165,000, or 2%, to $8.3 million for First Quarter 2004 compared to $8.5 million for First Quarter 2003. The decrease resulted primarily from a favorable 2002 year end operating expense recovery reconciliation recognized in First Quarter 2003. Tenant recoveries for the First Quarter Same Properties decreased by $402,000, or 5.5%, primarily due to increases in certain recoverable operating expenses during First Quarter 2003 and a non-recurring increase in tenant recoveries during First Quarter 2003 due to the year end operating expense recovery reconciliation.

Other income increased by $349,000, or 103%, to $687,000 for First Quarter 2004 compared to $338,000 for First Quarter 2003. The increase resulted primarily due to a general increase in miscellaneous sources of income.

Rental operating expenses increased by $159,000, or 2%, to $8.7 million for First Quarter 2004 compared to $8.6 million for First Quarter 2003. The increase resulted primarily from rental operating expenses from properties acquired, placed in service or redeveloped after January 1, 2003. Operating expenses for the First Quarter Same Properties decreased by $178,000, or 2.5%, primarily due to a decrease in property taxes from successful appeals at certain properties and a decrease in repairs and maintenance expenses, substantially all of which are recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $87,000, or 2%, to $3.6 million for First Quarter 2004 compared to $3.5 million for First Quarter 2003 primarily due to general increases in administrative costs, primarily payroll and related expenses.

Interest expense decreased by $162,000, or 2%, to $6.7 million for First Quarter 2004 compared to $6.9 million for First Quarter 2003. The decrease resulted from principal reductions on our unsecured line of credit and unsecured term loan and a reduction in the floating interest rate on our unsecured line of credit and unsecured term loan. The weighted average interest rate on these borrowings (excluding the effect of swap agreements) decreased from 2.91% as of March 31, 2003 to 2.63% as of March 31, 2004. The decrease was offset slightly by an increase in indebtedness on our secured notes payable.

Depreciation and amortization increased by $607,000, or 6%, to $10.0 million for First Quarter 2004 compared to $9.4 million for First Quarter 2003. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2003.

Income from discontinued operations, net was $1.6 million for First Quarter 2004. It reflects the results of operations of one property in the Suburban Washington D.C. market that was sold in First Quarter 2004. In connection with this sale, we recorded a net gain of approximately $1.6 million.

As a result of the foregoing, net income was $15.3 million for First Quarter 2004 compared to $12.1 million for First Quarter 2003.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for First Quarter 2004 increased by $1.9 million to $19.5 million compared to $17.6 million for First Quarter 2003. The increase resulted primarily from increases in cash flows from our portfolio of operating properties and a decline in accounts payable, accrued expenses and tenant security deposits, offset by an increase in tenant security deposits and other restricted cash and other assets.

Net cash used in investing activities decreased by $34.6 million to $20.4 million for First Quarter 2004 compared to $55.0 million for First Quarter 2003. This decrease was primarily due to the lower level of acquisitions for First Quarter 2004 compared to First Quarter 2003.

Net cash provided by financing activities decreased by $37.0 million to $243,000 for First Quarter 2004 compared to $37.2 million for First Quarter 2003. Cash provided by financing activities for First Quarter 2004 primarily consisted of net proceeds from our secured debt, offset by principal reductions to our unsecured line of credit and unsecured term loan and distributions to stockholders.

Contractual obligations and commitments

Contractual obligations as of March 31, 2004, consist of the following (dollars in thousands):

                                                      Payments by Period
                                            ---------------------------------------------
                                Total         2004     2005-2006   2007-2008   Thereafter
                            -------------   --------   ---------   ---------   ----------
Contractual Obligations
Secured notes payable (1)  $     355,677   $  7,718   $  55,028   $  54,243   $  238,688

Ground lease obligations   $      65,005   $  1,251   $   3,529   $   3,631   $   56,594

Other obligations          $         619   $    377   $     242   $       -   $        -
                            -------------   --------   ---------   ---------   ----------
Total                      $     421,301   $  9,346   $  58,799   $  57,874   $  295,282
                            =============   ========   =========   =========   ==========
  Excludes unamortized premium of $221,000 as of March 31, 2004.

Secured notes payable as of March 31, 2003 include 17 notes secured by 43 properties.

Ground lease obligations as of March 31, 2004 include leases at six of our properties and one land development parcel. These lease obligations have remaining lease terms of 29 to 51 years, exclusive of extension options.

In addition to the above, we were committed under the terms of construction contracts to complete the construction of properties under development at a remaining aggregate cost of $10.6 million.

As of March 31, 2004, we were also committed to fund approximately $19.9 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $19.9 million for certain investments.

Tenant security deposits and restricted cash

Tenant security deposits and restricted cash as of March 31, 2004 consist of the following (in thousands):

                                                       Amount
                                                      ---------
Funds held in trust under the terms of certain
     secured notes payable                             $11,508
Security deposit funds based on the terms of certain
     lease agreements                                    2,034
Other funds held in escrow                                 367
                                                      ---------
                                                       $13,909
                                                      =========

Secured debt

Secured debt as of March 31, 2004 consists of the following (dollars in thousands):

                                                  Balance at       Stated
                                                  March 31,       Interest
          Location of Collateral                     2004          Rates       Maturity Dates
------------------------------------------       ------------   ------------   --------------

Lexington, MA                                         $3,331           8.45%   August 2004

San Francisco, CA (two properties)                    22,483   LIBOR + 1.70%   January 2005  (1)

Worcester, MA                                          9,590 (2)       8.75%   January 2006

Durham, NC (two properties)                           11,839           8.68%   December 2006

Gaithersburg, MD (three properties)                    9,671           8.25%   August 2007

Chantilly, VA and Seattle, WA                         34,292           7.22%   May 2008

San Diego, CA (four properties)                       39,955           6.95%   July 2009

Worcester, MA and San Diego, CA                       18,356           8.71%   January 2010

Gaithersburg, MD (two properties)                     24,078           8.33%   November 2010

San Diego, CA (six properties)                        23,578           7.75%   July 2011

Gaithersburg, MD (three properties)                   27,710           7.40%   January 2012

Alameda, CA (three properties) and San Diego, CA      33,414           6.21%   March 2013

Rockville, MD (two properties) and Beltsville, MD     29,818           6.36%   September 2013

Alameda, CA                                            1,412          7.165%   January 2014

Charlestown, MA, Lexington, MA, Montvale, NJ and
   Plymouth Meeting, PA                               38,000           5.82%   April 2016

Seattle, WA (two properties)                          17,110           7.75%   June 2016

San Diego, CA                                         11,261           7.50%   August 2021

                                                 ------------
                                                    $355,898
                                                 ============

_________
  The loan may be extended, at our option, for an additional year.
  The balance shown includes an unamortized premium of $221,000. The effective interest rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of March 31, 2004 (in thousands):

                                           Weighted
                                           Average
             Year            Amount      Interest Rate
    ---------------------- -----------   ------------

             2004              $7,718           7.72%
             2005              28,838 (1)       3.86%(1)
             2006              26,190           7.85%(1)
             2007              15,738           7.78%
             2008              38,505           7.20%
          Thereafter          238,688           7.07%
                           -----------   ------------
           Subtotal           355,677           6.93%
     Unamortized Premium          221    ============
                           -----------
            Total            $355,898
                           ===========

(1) We have a loan related to a property we developed in the San Francisco Bay market which has a maturity date of 2005 that may be extended for an additional year. If we extend the maturity date of this loan to 2006, the weighted average interest rates for 2005 and 2006 would be 7.17% and 5.57%, respectively.

Unsecured line of credit and unsecured term loan

We have an unsecured line of credit that provides for borrowings of up to $440 million and an unsecured term loan for $150 million. Borrowings under our unsecured line of credit and our unsecured term loan, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or a rate related to the higher of the bank's reference rate and the Federal Funds rate. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The unsecured line of credit expires November 2006 and may be extended at our sole option for an additional one-year period. As of March 31, 2004, borrowings outstanding on the unsecured line of credit carried a weighted average interest rate of 2.64%. The unsecured term loan expires in November 2008. As of March 31, 2004, the unsecured term loan carried a weighted average interest rate of 2.61%.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum of $590 million. Under these provisions, as of March 31, 2004, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $455 million.

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

The following table summarizes our interest rate swap agreements as of March 31, 2004 (dollars in thousands):

                                                       Effective
                                       Notional            at       Interest     Termination        Fair
Transaction Dates   Effective Dates    Amounts       March 31, 2004 Pay Rates      Dates           Values
-----------------  ---------------- -------------   -------------- ---------- ----------------- ------------
Hedges for Unsecured Line of Credit
--------------------------------
March 2002         December 31, 2002 $  50,000         $   50,000      5.364%   December 31, 2004  $   (1,584)

July 2002          January 1, 2003      25,000             25,000      3.855%     June 30, 2005          (772)

July 2002          January 1, 2003      25,000             25,000      3.865%     June 30, 2005          (775)

December 2002      January 2, 2003      25,000             25,000      3.285%     June 30, 2006          (755)

December 2002      January 2, 2003      25,000             25,000      3.285%     June 30, 2006          (755)

November 2002        June 1, 2003       25,000             25,000      3.115%   December 31, 2005        (633)

November 2002        June 1, 2003       25,000             25,000      3.155%   December 31, 2005        (650)

March 2004         December 31, 2004    25,000               -         2.956%   December 31, 2006        (185)

March 2004         December 31, 2004    25,000               -         2.956%   December 31, 2006        (185)
                                                     --------------
                                                       $  200,000
Hedges for Unsecured Term Loan
--------------------------------
December 2003      December 31, 2003 $  50,000         $   50,000      1.53%    December 31, 2004        (132)

December 2003      December 31, 2004    50,000               -         3.00%    December 30, 2005        (475)

December 2003      December 30, 2005    50,000               -         4.15%    December 29, 2006        (495)

December 2003      December 29, 2006    50,000               -         5.09%    October 31, 2008         (792)
                                                      --------------                                 ------------
                                                      $    50,000                                     $   (8,188)
                                                      --------------                                 ============
Total Interest Rate Swaps in Effect at March 31, 2004 $   250,000
                                                      ==============

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the three months ended March 31, 2004 (dollars in thousands):
Property-related capital expenditures (1)	$ 558
Leasing costs (2)	$ 114
Property-related redevelopment costs (3)	$ 19,228
Property-related development costs	$ 6,112

_______

  Property-related capital expenditures include all capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures and costs related to the redevelopment of a property. Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants. Approximately 90% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.
  Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space. Leasing costs exclude tenant improvements that are revenue-enhancing.
  Includes capital expenditures recoverable from tenants of approximately $952,000.

Inflation

Approximately 88% of our leases (on a square footage basis) are triple net leases that require tenants to pay substantially all real estate taxes and insurance and common area and other operating expenses, including increases therein. In addition, approximately 7% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 94% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents our FFO for the three months ended March 31, 2004 and 2003 and a reconciliation of GAAP net income to FFO (in thousands):

                                       Three Months Ended
                                            March 31,
                                      -----------------------
                                         2004        2003
                                      ----------- -----------

Net income                               $15,340     $12,149
Add
  Depreciation and amortization (1)        9,981       9,461
Subtract
  Dividends on preferred stock            (2,225)     (2,225)
  (Gain) loss on sales of property (2)    (1,627)        455
                                      ----------- -----------
Funds from operations (FFO)              $21,469     $19,840
                                      =========== ===========
  Includes depreciation and amortization on assets sold or "held for sale" reflected as discontinued operations (for the periods prior to when such assets were sold or designated as "held for sale").
  (Gain) loss on sales of property consist of a $1.6 million gain related to the sale of one property in the Suburban Washington D.C. market in the first quarter of 2004 that had been designated as "held for sale" during the quarter ended December 31, 2003 and a $455,000 loss related to the sale of one property in the San Francisco Bay market in the first quarter of 2003 that had been designated as "held for sale" during the quarter ended December 31, 2002.

Property and Lease Information

The following table is a summary of our property portfolio as of March 31, 2004 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base     Occupancy
                                         Properties     Feet        Rent    Percentages
                                         ----------- ----------- ---------- -----------
Markets
California - Pasadena                             1      31,343       $526        63.3%(1)
California - San Diego                           21     938,446     26,270        95.0%
California - San Francisco Bay                   10     642,578     19,918       100.0%
Eastern Massachusetts                            10     640,317     21,929        86.8%
New Jersey/Suburban Philadelphia                  4     267,319      5,352       100.0%
Southeast                                         5     259,414      3,810        76.7%(1)
Suburban Washington D.C.                         19   1,526,856     26,084        91.7%
Washington - Seattle                              6     543,780     19,458        99.8%
                                         ----------- ----------- ---------- -----------
Total                                            76   4,850,053    123,347        93.2%(2)
                                         =========== =========== ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes properties under full or partial redevelopment.

The following table provides information with respect to the lease expirations at our properties as of March 31, 2004:

                                    Square      Percentage of   Annualized Base
  Year of       Number of         Footage of      Aggregate     Rent of Expiring
   Lease         Expiring          Expiring    Portfolio Leased   Leases (per
Expiration        Leases            Leases      Square Footage    square foot)
-----------   --------------    -------------- ---------------- ----------------

   2004             59 (1)         356,463           7.3%            $24.21
   2005             28             304,595           6.2%            $28.70
   2006             35             809,016          16.5%            $24.55
   2007             19             364,744           7.4%            $23.69
   2008             13             319,560           6.5%            $28.13
Thereafter          55            2,761,544         56.1%            $28.17

_________

(1) Includes 20 month-to-month leases for approximately 61,000 square feet.

The following table is a summary of our lease activity for the three months ended March 31, 2004 computed on a GAAP Basis and on a Cash Basis:

                                                                          Rental     TI's/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions    Lease
                                 of Leases  Footage    Rates     Rates   Changes      Per Foot     Terms
                                 --------- --------- --------- --------- --------   ------------ ---------
Lease Activity

Lease Expirations
    Cash Basis                         38   499,944   $21.17      --        --           --         --
    GAAP Basis                         38   499,944   $21.78      --        --           --         --
Renewed / Releasable Space Leased
    Cash Basis                         13   161,956   $22.35    $22.52     0.8%        $4.25      4.7 Years
    GAAP Basis                         13   161,956   $22.27    $24.69    10.9%        $4.25      4.7 Years
Month-to-Month Leases In Effect
    Cash Basis                         16    60,784   $21.24    $21.28     0.2%          --         --
    GAAP Basis                         16    60,784   $22.27    $22.30     0.1%          --         --
Redeveloped/Developed/
Vacant Space Leased
    Cash Basis                         10   132,939     --      $19.58      --         $25.48    9.1 Years
    GAAP Basis                         10   132,939     --      $28.73      --         $25.48    9.1 Years

Lease Activity Summary

Excluding Month-to-Month Leases
    Cash Basis                         23   294,895     --      $21.20      --           --         --
    GAAP Basis                         23   294,895     --      $26.51      --           --         --
Including Month-to-Month Leases
    Cash Basis                         39   355,679     --      $21.21      --           --         --
    GAAP Basis                         39   355,679     --      $25.79      --           --         --

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

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counter-party credit risk and the legal enforceability of hedging contracts.

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on March 31, 2004, we estimate that a 1% increase in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.1 million. We further estimate that a 1% decrease in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect March 31, 2004, would increase annual future earnings and cash flows by approximately $1.1 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $23.7 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $25.0 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2004. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of March 31, 2004 would decrease their fair value by approximately $4.9 million.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2004, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K, dated February 12, 2004, pursuant to which we furnished the Securities and Exchange Commission our earnings release dated February 12, 2004, regarding our fourth quarter and year ended December 31, 2003 financial results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2004.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus

Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Nelson

Peter J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)