Form 10-Q
period 2004-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2004-08-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [  ],

    As of August 5, 2004, 19,398,842 shares of common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I. Financial Information	Page No.

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of June 30, 2004 and December 31, 2003	4

Condensed Consolidated Income Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries for the three months and six months ended June 30, 2004 and 2003	5

Condensed Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the six months ended June 30, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. Other Information

Item 5. Other Information	30

Item 6. Exhibits and Reports on Form 8-K	31

Signatures	32

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(DOLLARS IN THOUSANDS)

                                                           June 30,    December 31,
                                                             2004          2003
                                                         ------------  ------------
Assets

Rental properties, net                                    $1,068,493      $982,297
Properties under development                                 161,890       153,379
Cash and cash equivalents                                      3,030         4,985
Tenant security deposits and other restricted cash            13,259        11,057
Tenant receivables                                             2,097         1,969
Deferred rent                                                 37,386        31,503
Investments                                                   50,622        47,126
Other assets                                                  42,967        40,261
                                                         ------------  ------------
       Total assets                                       $1,379,744    $1,272,577
                                                         ============  ============
Liabilities and Stockholders' Equity
Secured notes payable                                       $360,486      $320,007
Unsecured line of credit and unsecured term loan             324,000       389,000
Accounts payable, accrued expenses and
   tenant security deposits                                   38,090        43,408
Preferred stock redemption liability                          38,588             -
Dividends payable                                             13,934        13,027
                                                         ------------  ------------
       Total liabilities                                     775,098       765,442
Stockholders' equity:
   Series A preferred stock                                        -        38,588
   Series B preferred stock                                   57,500        57,500
   Series C preferred stock                                  129,638             -
   Common stock                                                  194           193
   Additional paid-in capital                                410,932       409,926
   Deferred compensation                                      (1,085)       (2,232)
   Retained earnings                                           7,826         8,635
   Accumulated other comprehensive loss                         (359)       (5,475)
                                                         ------------  ------------
       Total stockholders' equity                            604,646       507,135
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $1,379,744    $1,272,577
                                                         ============  ============

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended      Six Months Ended
                                                            June 30,              June 30,
                                                    ----------------------- -----------------------
                                                       2004        2003        2004        2003
                                                    ----------- ----------- ----------- -----------
Revenues
  Rental                                               $34,489     $31,248     $68,263     $62,471
  Tenant recoveries                                      8,426       7,830      16,740      16,309
  Other income                                             608         378       1,295         716
                                                    ----------- ----------- ----------- -----------
                                                        43,523      39,456      86,298      79,496
Expenses
  Rental operations                                      8,808       8,136      17,543      16,712
  General and administrative                             3,814       3,544       7,450       7,093
  Interest                                               6,926       6,512      13,635      13,383
  Depreciation and amortization                         10,088       9,678      20,069      19,052
                                                    ----------- ----------- ----------- -----------
                                                        29,636      27,870      58,697      56,240
                                                    ----------- ----------- ----------- -----------
Income from continuing operations                       13,887      11,586      27,601      23,256

Income from discontinued operations, net                     -         963       1,626       1,442
                                                    ----------- ----------- ----------- -----------
Net income                                             $13,887     $12,549     $29,227     $24,698
                                                    =========== =========== =========== ===========
Dividends on preferred stock                             2,284       2,225       4,509       4,450
Preferred stock redemption charge                        1,876           -       1,876           -
                                                    ----------- ----------- ----------- -----------
Net income available to common stockhold                $9,727     $10,324     $22,842     $20,248
                                                    =========== =========== =========== ===========
Basic income per common share:
   Income from continuing operations                     $0.72       $0.61       $1.43       $1.23
                                                    =========== =========== =========== ===========
   Income from discontinued operations, net                  -       $0.05       $0.08       $0.08
                                                    =========== =========== =========== ===========
   Net income                                            $0.72       $0.66       $1.52       $1.31
                                                    =========== =========== =========== ===========
   Net income available to common stockholders           $0.50       $0.54       $1.19       $1.07
                                                    =========== =========== =========== ===========
Diluted income per common share:
   Income from continuing operations                     $0.71       $0.60       $1.41       $1.21
                                                    =========== =========== =========== ===========
   Income from discontinued operations, net                  -       $0.05       $0.08       $0.08
                                                    =========== =========== =========== ===========
   Net income                                            $0.71       $0.65       $1.49       $1.29
                                                    =========== =========== =========== ===========
   Net income available to common stockholders           $0.50       $0.54       $1.17       $1.06
                                                    =========== =========== =========== ===========

weighted average shares of common stock outstanding:
  -Basic                                            19,284,631  18,952,445  19,245,792  18,924,290
                                                    =========== =========== =========== ===========
  -Diluted                                          19,608,854  19,190,472  19,595,337  19,160,395
                                                    =========== =========== =========== ===========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(DOLLARS IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Operating Activities
Net income                                                  $29,227     $24,698
Adjustments to reconcile net income to net cash
  provided by operating activities:
(Gain) loss on sales of property                             (1,627)        455
Depreciation and amortization                                20,069      19,221
Amortization of loan fees and costs                           1,141         979
Amortization of premiums on secured notes                       (62)       (185)
Stock compensation expense                                    1,579       1,337
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash         (2,202)     (1,947)
  Tenant receivables                                           (128)        171
  Deferred rent                                              (5,891)     (3,400)
  Other assets                                               (6,640)     (2,351)
  Accounts payable, accrued expenses and tenant
    security deposits                                          (521)        958
                                                          ----------  ----------
Net cash provided by operating activities                    34,945      39,936
                                                          ----------  ----------

Investing Activities
Purchase of properties                                      (62,272)    (38,377)
Proceeds from sales of property                               5,454       6,558
Additions to rental properties                              (32,554)    (24,296)
Additions to properties under development                   (11,139)    (20,477)
Additions to investments, net                                (3,391)     (4,677)
                                                          ----------  ----------
Net cash used in investing activities                      (103,902)    (81,269)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          38,000      34,667
Proceeds from exercise of stock options                       4,032       1,819
Proceeds from issuance of preferred stock                   124,209           -
Principal (reductions to) borrowings from unsecured
  line of credit and unsecured term loan                    (65,000)     32,000
Principal reductions of secured notes payable                (6,986)     (2,932)
Dividends paid on common stock                              (22,803)    (19,563)
Dividends paid on preferred stock                            (4,450)     (4,450)
                                                          ----------  ----------
Net cash provided by financing activities                    67,002      41,541
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents         (1,955)        208
Cash and cash equivalents at beginning of period              4,985       3,790
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $3,030      $3,998
                                                          ==========  ==========

See accompanying notes.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing a combination of office and laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to pharmaceutical, biotechnology, life science research, product, service, defense, educational and translational medicine companies/entities/institutions, as well as related government agencies. As of June 30, 2004, our portfolio consisted of 94 properties in nine states with approximately 6.0 million rentable square feet.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

                             June 30,    December 31,
                               2004          2003
                           ------------  ------------

Unrealized gain on
  marketable securities           $929          $824
Unrealized loss on intere
  rate swap agreements          (1,288)       (6,299)
                           ------------  ------------
                                 ($359)      ($5,475)
                           ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                               --------------------  --------------------
                                 2004       2003       2004       2003
                               ---------  ---------  ---------  ---------

Net income                      $13,887    $12,549    $29,227    $24,698
Unrealized (loss) gain on
  marketable securities            (240)       515        105        521
Unrealized gain (loss) on
  interest rate swap agreements   6,900       (545)     5,011       (400)
                               ---------  ---------  ---------  ---------
Comprehensive income            $20,547    $12,519    $34,343    $24,819
                               =========  =========  =========  =========

2. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                    June 30,   December 31,
                                      2004        2003
                                   ----------- -----------

Land                                 $161,269    $147,425
Buildings and improvements            935,512     854,152
Tenant and other improvements         129,374     122,280
                                   ----------- -----------
                                    1,226,155   1,123,857
Less accumulated depreciation        (157,662)   (141,560)
                                   ----------- -----------
                                   $1,068,493    $982,297
                                   =========== ===========

During the second quarter of 2004, we acquired two properties aggregating approximately 90,000 square feet in the Eastern Massachusetts market for approximately $13.8 million. We assumed a $9.5 million loan secured by the properties and paid the balance in cash. We also acquired one property in the Suburban Washington D.C. market containing approximately 92,000 square feet for approximately $25.6 million in cash. We also acquired two properties aggregating approximately 35,000 square feet in the Seattle, Washington market for approximately $5.5 million in cash. Also during the second quarter of 2004, we completed the acquisition of one property in the San Francisco Bay market for approximately $25.3 million in cash.

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

                                     June 30,   December 31,
                                       2004        2003
                                    ----------- -----------
Adjusted cost of available-for-sale
   securities                       $    2,854  $    1,257

Gross unrealized gains                   1,118         837

Gross unrealized losses                   (189)        (13)
                                    ----------- -------------
Fair value of
   available-for-sale securities    $    3,783  $    2,081
                                    =========== =============

Investments in privately-held entities as of June 30, 2004 and December 31, 2003, totaled $46,839,000 and $45,045,000, respectively. Of these totals, $45,918,000 and $42,331,000 are accounted for under the cost method. The remainder ($921,000 and $2,714,000 as of June 30, 2004 and December 31, 2003, respectively) is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and Emerging Issues Task Force Topic ("EITF") D-46, "Accounting for Limited Partnership Investments".

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

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The unsecured line of credit expires November 2006 and may be extended at our sole option for an additional one-year period. As of June 30, 2004, borrowings outstanding on the unsecured line of credit carried a weighted average interest rate of 2.75%. The unsecured term loan expires in November 2008. As of June 30, 2004, the unsecured term loan carried a weighted average interest rate of 2.76%.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum of $590 million. Under these provisions, as of June 30, 2004, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $510 million.

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

The following table summarizes our interest rate swap agreements as of June 30, 2004 (dollars in thousands):

                                                  Effective
                                      Notional       at       Interest                    Fair
Transaction Dates  Effective Dates    Amounts   June 30, 2004 Pay Rates Termination Dates Values
------------------ --------------- ------------ ------------  -------- ----------------  --------
Hedges for Unsecured Line of Credit

March 2002         December 31, 2002 $  50,000   $    50,000    5.364%  December 31, 2004   $(882)

July 2002          January 1, 2003   $  25,000   $    25,000    3.855%   June 30, 2005       (368)

July 2002          January 1, 2003   $  25,000   $    25,000    3.865%   June 30, 2005       (371)

December 2002      January 2, 2003   $  25,000   $    25,000    3.285%   June 30, 2006       (147)

December 2002      January 2, 2003   $  25,000   $    25,000    3.285%   June 30, 2006       (147)

November 2002       June 1, 2003     $  25,000   $    25,000    3.115%  December 31, 2005    (156)

November 2002       June 1, 2003     $  25,000   $    25,000    3.155%  December 31, 2005    (171)

March 2004         December 31, 2004 $  25,000   $          -   2.956%  December 31, 2006     310

March 2004         December 31, 2004 $  25,000   $          -   2.956%  December 31, 2006     310

June 2004           June 30, 2005    $  50,000   $          -   4.343%   June 30, 2007       (271)
                                                 ------------
                                                 $   200,000
Hedges for Unsecured Term Loan

December 2003      December 31, 2003 $  50,000   $    50,000    1.530%  December 31, 2004      89

December 2003      December 31, 2004 $  50,000   $          -   3.000%  December 30, 2005      57

December 2003      December 30, 2005 $  50,000   $          -   4.150%  December 29, 2006     (26)

December 2003      December 29, 2006 $  50,000   $          -   5.090%  October 31, 2008      (78)

April 2004         April 30, 2004    $  50,000   $    50,000    1.550%   April 29, 2005       279

April 2004         April 29, 2005    $  50,000   $          -   3.140%   April 28, 2006       156

April 2004         April 28, 2006    $  50,000   $          -   4.230%   April 30, 2007        74

April 2004         April 30, 2007    $  50,000   $          -   4.850%   April 30, 2008        54
                                                 ------------                             --------
                                                 $   100,000                              $(1,288)
Total Interest Rate Swap Agreements in Effect    ------------                             ========
  at June 30, 2004                               $   300,000
                                                 ============

5. Stockholders' Equity

In June 2004, we elected to redeem all 1,543,500 outstanding shares of our 9.50% Series A cumulative redeemable preferred stock ("Series A preferred stock"). The redemption occurred in July 2004 at a redemption price of $25.00 per share plus $0.5409722 per share representing accumulated and unpaid dividends to the redemption date. In accordance with Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock", the original cost of issuance of our Series A preferred stock has been recorded as a charge to net income available to common stockholders at the date we elected to redeem all shares. Therefore, during the second quarter of 2004, a charge of approximately $1,876,000 was recorded for costs related to the redemption of the Series A preferred stock. The preferred stock redemption liability on the balance sheet as of June 30, 2004 reflects the Series A preferred stock at its redemption amount excluding the portion relating to accrued dividends. Accrued dividends relating to the Series A preferred stock as of June 30, 2004 have been included in dividends payable in the accompanying balance sheet.

In June 2004, we declared a cash dividend on our common stock aggregating $12,020,000
($ 0.62 per share) for the calendar quarter ended June 30, 2004. In June 2004, we also declared a cash dividend on our Series B preferred stock aggregating $1,308,000 ($0.56875 per share) for the period April 15, 2004 through July 14, 2004. We paid these dividends on July 15, 2004.

In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock ("Series C preferred stock") (including the shares issued upon exercise of the underwriters' over- allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.2 million (after deducting underwriters' discounts and other offering costs). The proceeds were used to redeem our 9.50% Series A preferred stock with the remaining portion used to pay down our unsecured line of credit. The dividends on our Series C preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.09375 per share. Our Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT. Investors in our Series C preferred stock generally have no voting rights. On or after June 29, 2009, we may, at our option, redeem our Series C preferred stock, in whole in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" ("SFAS 148"), which addresses alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we adopted the fair value recognition provisions ofStatement of Financial Accounting Standard No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. There have been no options issued since January 1, 2003.

The following table provides pro forma disclosures of the estimated fair value of the options amortized to expense over the options' vesting periods as if we had accounted for our stock options under the fair value method under SFAS 123 since the date they were granted (in thousands, except per share information):

                                          Three Months Ended Six Months Ended
                                              June 30,          June 30,
                                          ----------------- -----------------
                                             2004     2003     2004     2003
                                           -------- -------- -------- --------
Net income available to common
  stockholders, as reported                 $9,727  $10,324  $22,842  $20,248
Add: Stock-based employee compensation
  expense included in reported net income       -        -        -        -
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards      (187)    (333)    (377)    (668)
                                            -------- -------- -------- --------
Pro forma net income available to
  common stockholders                         $9,540   $9,991  $22,465  $19,580
                                            ======== ======== ======== ========
Earnings per share:
  Basic - as reported                         $0.50    $0.54    $1.19    $1.07
                                            ======== ======== ======== ========
  Basic - pro forma                           $0.49    $0.53    $1.17    $1.03
                                            ======== ======== ======== ========

  Diluted - as reported                       $0.50    $0.54    $1.17    $1.06
                                            ======== ======== ======== ========
  Diluted - pro forma                         $0.49    $0.52    $1.15    $1.02
                                            ======== ======== ======== ========

7. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                        Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                      ----------------------- -----------------------
                                         2004        2003        2004        2003
                                      ----------- ----------- ----------- -----------
Net income available to common
  stockholders                            $9,727     $10,324     $22,842     $20,248
                                      =========== =========== =========== ===========

Weighted average shares of
  common stock outstanding - basic    19,284,631  18,952,445  19,245,792  18,924,290
Add:  dilutive effect of
  stock options and stock grants         324,223     238,027     349,545     236,105
                                      ----------- ----------- ----------- -----------

Weighted average shares of
  common stock outstanding - diluted  19,608,854  19,190,472  19,595,337  19,160,395
                                      =========== =========== =========== ===========
Net income per common share:
  - Basic                                  $0.50       $0.54       $1.19       $1.07
                                      =========== =========== =========== ===========
  - Diluted                                $0.50       $0.54       $1.17       $1.06
                                      =========== =========== =========== ===========

Common dividends declared per share        $0.62       $0.53       $1.22       $1.06
                                      =========== =========== =========== ===========

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

No properties have been designated as "held for sale" as of June 30, 2004.

The following is a summary of discontinued operations (in thousands):

                                    Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                    --------------------- ---------------------
                                       2004       2003       2004       2003
                                    ---------- ---------- ---------- ----------

Revenue                                   $  -    $1,793        $14     $3,576
Operating expenses                           -       386         15        809
                                    ---------- ---------- ---------- ----------
Revenue less operating expenses              -     1,407         (1)     2,767
Interest                                     -       362                   701
Depreciation                                 -        82          -        169
Income before gain/loss on          ---------- ---------- ---------- ----------
   sales of property                         -       963         (1)     1,897
Gain (loss) on sales of property             -         -      1,627       (455)
Income from discontinued            ---------- ---------- ---------- ----------
   operations                             $  -      $963     $1,626     $1,442
                                    ========== ========== ========== ==========

                                     June 30,  December 31,
                                       2004       2003
                                    ---------- ----------
Properties held for sale, net             $  -    $3,518
Tenant security deposits and other
  restricted cash                            -         6
Tenant receivables                           -        82
Deferred rent                                -         8
Other assets                                 -        66
                                    ---------- ----------
Total assets                              $  -    $3,680
                                    ========== ==========
Accounts payable, accrued expenses
  and tenant security deposits            $  -        79
                                    ---------- ----------
Total liabilities                            -        79
                                    ---------- ----------
Net assets of discontinued operation      $  -    $3,601
                                    ========== ==========

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

As of June 30, 2004, our portfolio consisted of 94 properties containing approximately 6.0 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 94% leased, excluding those properties in our redevelopment program. Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

Results of Operations

Comparison of Three Months Ended June 30, 2004 ("Second Quarter 2004") to Three Months Ended June 30, 2003 ("Second Quarter 2003")

Rental revenue increased by $3.2 million, or 10%, to $34.5 million for Second Quarter 2004 compared to $31.2 million for Second Quarter 2003. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after April 1, 2003. Rental revenue from the properties operating continuously since April 1, 2003 (the "Second Quarter Same Properties") increased by $461,000, or 1.7%, primarily due to increases in rental rates. The occupancy level of the Second Quarter Same Properties as of June 30, 2004 was 96.4%, compared to 96.2% as of June 30, 2003.

Tenant recoveries increased by $596,000, or 8%, to $8.4 million for Second Quarter 2004 compared to $7.8 million for Second Quarter 2003. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after April 1, 2003. Tenant recoveries for the Second Quarter Same Properties were virtually unchanged, decreasing by $30,000, or 0.4%.

Other income increased by $230,000, or 61%, to $608,000 for Second Quarter 2004 compared to $378,000 for Second Quarter 2003. The increase resulted primarily due to a general increase in miscellaneous sources of income.

Rental operating expenses increased by $672,000, or 8%, to $8.8 million for Second Quarter 2004 compared to $8.1 million for Second Quarter 2003. The increase resulted primarily from rental operating expenses from properties acquired, placed in service or redeveloped after April 1, 2003. Operating expenses for the Second Quarter Same Properties decreased by $41,000, or 1%, primarily due to a decrease in property taxes from successful appeals at certain properties and a decrease in repairs and maintenance expenses, offset by an increase in utility expenses, substantially all of which are recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $270,000, or 8%, to $3.8 million for Second Quarter 2004 compared to $3.5 million for Second Quarter 2003 primarily due to general increases in administrative costs, primarily payroll and related expenses.

Interest expense increased by $414,000, or 6%, to $6.9 million for Second Quarter 2004 compared to $6.5 million for Second Quarter 2003. The increase resulted from an increase in indebtedness on our secured notes payable offset by principal reductions on our unsecured line of credit and a reduction in the floating interest rates on our unsecured line of credit and unsecured term loan. The weighted average interest rate on borrowings outstanding on our unsecured line of credit and unsecured term loan (excluding the effect of swap agreements) decreased from 2.84% as of June 30, 2003 to 2.75% as of June 30, 2004.

Depreciation and amortization increased by $410,000, or 4%, to $10.1 million for Second Quarter 2004 compared to $9.7 million for Second Quarter 2003. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after April 1, 2003.

Income from discontinued operations, net was none and $963,000 for Second Quarter 2004 and Second Quarter 2003, respectively. It reflects the results of operations of three properties we sold during 2003 and one property we sold during the first quarter of 2004.

As a result of the foregoing, net income was $13.9 million for Second Quarter 2004 compared to $12.5 million for Second Quarter 2003.

Comparison of Six Months Ended June 30, 2004 ("Six Months 2004") to Six Months Ended June 30, 2003 ("Six Months 2003")

Rental revenue increased by $5.8 million, or 9%, to $68.3 million for Six Months 2004 compared to $62.5 million for Six Months 2003. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2003. Rental revenue from the properties operating continuously since January 1, 2003 (the "Six Months Same Properties") increased by $1.2 million, or 2.3%, primarily due to increases in rental rates. The occupancy level of the Six Months Same Properties as of June 30, 2004 was 96.2%, compared to 96.3% as of June 30, 2003.

Tenant recoveries increased by $431,000, or 3%, to $16.7 million for Six Months 2004 compared to $16.3 million for Six Months 2003. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2003. Tenant recoveries for the Six Months Same Properties decreased by $530,000, or 3.8%, primarily due to decreases in certain recoverable operating expenses during Six Months 2004.

Other income increased by $579,000, or 81%, to $1.3 million for Six Months 2004 compared to $716,000 for Six Months 2003. The increase resulted primarily due to a general increase in miscellaneous sources of income.

Rental operating expenses increased by $831,000, or 5%, to $17.5 million for Six Months 2004 compared to $16.7 million for Six Months 2003. The increase resulted primarily from rental operating expenses from properties acquired, placed in service or redeveloped after January 1, 2003. Operating expenses for the Six Months Same Properties decreased by $278,000, or 2.0%, primarily due to a decrease in property taxes from successful appeals at certain properties and a decrease in repairs and maintenance expenses offset by an increase in utility expenses, substantially all of which are recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $357,000, or 5%, to $7.5 million for Six Months 2004 compared to $7.1 million for Six Months 2003 primarily due to general increases in administrative costs, primarily payroll and related expenses.

Interest expense increased by $252,000, or 2%, to $13.6 million for Six Months 2004 compared to $13.4 million for Six Months 2003. The increase resulted primarily from an increase in indebtedness on our secured notes payable offset by principal reductions on our unsecured line of credit and unsecured term loan and a reduction in the floating interest rates on our unsecured line of credit and unsecured term loan. The weighted average interest rate on borrowings outstanding on our unsecured line of credit and unsecured term loan (excluding the effect of swap agreements) decreased from 2.84% as of June 30, 2003 to 2.75% as of June 30, 2004.

Depreciation and amortization increased by $1.0 million, or 5%, to $20.1 million for Six Months 2004 compared to $19.1 million for Six Months 2003. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2003.

Income from discontinued operations, net was $1.6 million and $1.4 million for Six Months 2004 and Six Months 2003, respectively. It reflects the results of operations of three properties we sold during 2003 and one property we sold during the first quarter of 2004.

As a result of the foregoing, net income was $29.2 million for Six Months 2004 compared to $24.7 million for Six Months 2003.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Six Months 2004 decreased by $5.0 million to $34.9 million for Six Months 2004 compared to $39.9 million for Six Months 2003. The decrease resulted primarily from an increase in other assets.

Net cash used in investing activities increased by $22.6 million to $103.9 million for Six Months 2004 compared to $81.3 million for Six Months 2003. This increase was primarily due to the higher level of property acquisitions for Six Months 2004 compared to Six Months 2003.

Net cash provided by financing activities increased by $25.5 million to $67.0 million for Six Months 2004 compared to $41.5 million for Six Months 2003. Cash provided by financing activities for Six Months 2004 primarily consisted of net proceeds from our preferred stock offering, offset by principal reductions to our unsecured line of credit and distributions to stockholders.

Contractual obligations and commitments

Contractual obligations as of June 30, 2004, consist of the following (dollars in thousands):

                                            Payments by Period
                                            --------------------------------------------
                                Total         2004     2005-2006   2007-2008   Thereafter
                            -------------   --------   ---------   ---------   ----------
Contractual Obligations
Secured notes payable (1)  $     360,296   $  3,057   $  55,199   $  54,556   $  247,484

Ground lease obligations          64,588        834       3,529       3,631       56,594

Other obligations                    502        260         242           -            -
                            -------------   --------   ---------   ---------   ----------
Total                      $     425,386   $  4,151   $  58,970   $  58,187   $  304,078
                            =============   ========   =========   =========   ==========
  Excludes unamortized premium of $190,000 as of June 30, 2004.

Secured notes payable as of June 30, 2004 include 17 notes secured by 44 properties.

Ground lease obligations as of June 30, 2004 include leases at six of our properties and one land development parcel. These lease obligations have remaining lease terms of 29 to 51 years, exclusive of extension options.

In addition to the above, we were committed under the terms of construction contracts to complete the construction of properties under development at a remaining aggregate cost of $11.8 million.

As of June 30, 2004, we were also committed to fund approximately $15.5 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $20.0 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash as of June 30, 2004 consist of the following (in thousands):

                                                        Amount
                                                      ---------
Funds held in trust under the terms of certain
     secured notes payable                             $10,857
Security deposit funds based on the terms of certain
     lease agreements                                    2,035
Other funds held in escrow                                 367
                                                      ---------
                                                       $13,259
                                                      =========

Secured debt

Secured debt as of June 30, 2004 consists of the following (dollars in thousands):

                                               Balance at     Stated
                                                June 30,     Interest
          Location of Collateral                  2004        Rates       Maturity Dates
------------------------------------------    ------------ ------------   --------------

San Francisco, CA (two properties)                $22,370  LIBOR + 1.70%  January 2005 (1)

Worcester, MA (2)                                   9,444         8.75%   January 2006

Durham, NC (two properties)                        11,796         8.68%   December 2006

Gaithersburg, MA (three properties)                 9,644         8.25%   August 2007

Chantilly, VA and Seattle, WA                      34,180         7.22%   May 2008

San Diego, CA (four properties)                    39,680         6.95%   July 2009

Worcester, MA and San Diego, CA                    18,320         8.71%   January 2010

Worcester, MA (two properties)                      9,496         5.35%   September 2010

Gaithersburg, MD (two properties)                  24,023         8.33%   November 2010

San Diego, CA (six properties)                     23,526         7.75%   July 2011

Gaithersburg, MD (three properties)                27,648         7.40%   January 2012

Alameda, CA (three properties) and San Diego, CA   33,261         6.21%   March 2013

Rockville, MD (two properties) and Beltsville, MD  29,736         6.36%   September 2013

Alameda, CA                                         1,412        7.165%   January 2014

Charlestown, MA, Lexington, MA, Montvale, NJ and
  Plymouth Meeting, PA                             37,870         5.82%   April 2016

Seattle, WA (two properties)                       16,898         7.75%   June 2016

San Diego, CA                                      11,182         7.50%   August 2021

                                              ------------
                                                 $360,486
                                              ============

_________
  The loan may be extended, at our option, for an additional year.
  The balance shown includes an unamortized premium of $190,000. The effective interest rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of June 30, 2004 (in thousands):

                                          Weighted
                                           Average
             Year            Amount     Interest Rate
    ---------------------- -----------   -----------

             2004              $3,057          6.87%
             2005              28,863 (1)      7.13%(1)
             2006              26,336          7.12%(1)
             2007              15,891          7.06%
             2008              38,665          7.02%
          Thereafter          247,484          7.01%
                           -----------   -----------
           Subtotal           360,296          7.03%
     Unamortized Premium          190    ===========
                           -----------
            Total            $360,486
                           ===========

(1) Of this amount, $22,370,000 represents the outstanding balance on a loan which has a maturity date of 2005 and currently carries interest at 2.92% per annum, and may be extended for an additional year. If we extend the maturity date of this loan to 2006, the weighted average interest rates for 2005 and 2006 would be 6.87% and 7.12%, respectively.

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

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The unsecured line of credit expires November 2006 and may be extended at our sole option for an additional one-year period. As of June 30, 2004, borrowings outstanding on the unsecured line of credit carried a weighted average interest rate of 2.75%. The unsecured term loan expires in November 2008. As of June 30, 2004, the unsecured term loan carried a weighted average interest rate of 2.76%.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum of $590 million. Under these provisions, as of June 30, 2004, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $510 million.

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

The following table summarizes our interest rate swap agreements as of June 30, 2004 (dollars in thousands):

                                                 Effective
                                      Notional      at         Interest                     Fair
Transaction Dates  Effective Dates    Amounts   June 30, 2004  Pay Rates Termination Dates Values
------------------ --------------- ------------ ------------  --------  ----------------  --------
Hedges for Unsecured Line of Credit

March 2002         December 31, 2002 $  50,000   $    50,000     5.364%  December 31, 2004  $ (882)

July 2002          January 1, 2003   $  25,000   $    25,000     3.855%   June 30, 2005       (368)

July 2002          January 1, 2003   $  25,000   $    25,000     3.865%   June 30, 2005       (371)

December 2002      January 2, 2003   $  25,000   $    25,000     3.285%   June 30, 2006       (147)

December 2002      January 2, 2003   $  25,000   $    25,000     3.285%   June 30, 2006       (147)

November 2002       June 1, 2003     $  25,000   $    25,000     3.115%  December 31, 2005    (156)

November 2002       June 1, 2003     $  25,000   $    25,000     3.155%  December 31, 2005    (171)

March 2004         December 31, 2004 $  25,000   $          -    2.956%  December 31, 2006     310

March 2004         December 31, 2004 $  25,000   $          -    2.956%  December 31, 2006     310

June 2004           June 30, 2005    $  50,000   $          -    4.343%   June 30, 2007       (271)
                                                  ------------
                                                 $   200,000
Hedges for Unsecured Term Loan

December 2003      December 31, 2003 $  50,000   $    50,000     1.530%  December 31, 2004      89

December 2003      December 31, 2004 $  50,000   $          -    3.000%  December 30, 2005      57

December 2003      December 30, 2005 $  50,000   $          -    4.150%  December 29, 2006     (26)

December 2003      December 29, 2006 $  50,000   $          -    5.090%  October 31, 2008      (78)

April 2004         April 30, 2004    $  50,000   $    50,000     1.550%   April 29, 2005       279

April 2004         April 29, 2005    $  50,000   $          -    3.140%   April 28, 2006       156

April 2004         April 28, 2006    $  50,000   $          -    4.230%   April 30, 2007        74

April 2004         April 30, 2007    $  50,000   $          -    4.850%   April 30, 2008        54
                                                 ------------                              --------
                                                 $   100,000                               $(1,288)
Total Interest Rate Swap Agreements in Effect    ------------                              ========
  at June 30, 2004                               $   300,000
                                                 ============

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as the counterparties are established, well-capitalized financial institutions.

Other resources and liquidity requirements

We expect to continue meeting our short-term liquidity and capital requirements generally by using our working capital and net cash provided by operating activities. We believe that net cash provided by operating activities will continue to be sufficient to make the distributions necessary to enable us to continue qualifying as a REIT. We also believe that net cash provided by operations will be sufficient to fund recurring capital expenditures and leasing commissions.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the six months ended June 30, 2004 (dollars in thousands):
Property-related capital expenditures (1)	$ 1,481
Leasing costs (2)	$ 493
Property-related redevelopment costs (3)	$ 35,549
Property-related development costs	$ 11,139

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
  Includes capital expenditures recoverable from tenants of approximately $1,286,000.

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

The following table presents our FFO for the three months and six months ended June 30, 2004 and 2003 and a reconciliation of GAAP net income to FFO (in thousands):

                                      For the Three Months Ended For the Six Months Ended
                                               June 30,                  June 30,
                                       -----------------------   ------------------------
                                          2004        2003          2004         2003
                                       ----------- -----------   -----------  -----------

Net income                                $13,887     $12,549       $29,227      $24,698
Add
  Depreciation and amortization (1)        10,088       9,760        20,069       19,221
Subtract
  Dividends on preferred stock             (2,284)     (2,225)       (4,509)      (4,450)
  Preferred stock redemption charge (2)    (1,876)          -        (1,876)           -
  (Gain) loss on sales of property (3)          -           -        (1,627)         455
                                       ----------- -----------   -----------  -----------
Funds from operations (FFO)               $19,815     $20,084       $41,284      $39,924
                                       =========== ===========   ===========  ===========

  Includes depreciation and amortization on assets sold or "held for sale" reflected as discontinued operations (for the periods prior to when such assets were sold or designated as "held for sale").
  During the second quarter of 2004, we elected to redeem our 9.50% Series A cumulative redeemable preferred stock. Accordingly, in compliance with Emerging Issues Task Force Topic D-42, we recorded a charge in the second quarter of 2004 for costs related to the redemption of our Series A preferred stock.
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

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2004 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base     Occupancy
                                         Properties     Feet        Rent    Percentage
                                         ----------- ----------- ---------- -----------
Markets
California - Pasadena                             1      31,343       $525        63.3% (1)
California - San Diego                           20     920,273     25,873        95.2%
California - San Francisco Bay                   10     642,578     19,918       100.0%
Eastern Massachusetts                            12     730,633     21,934        88.0%
New Jersey/Suburban Philadelphia                  4     267,319      5,424       100.0%
Southeast                                         5     259,414      3,860        77.8% (1)
Suburban Washington D.C.                         18   1,473,261     25,638        93.4%
Washington - Seattle                              7     593,269     21,693       100.0%
                                         ----------- ----------- ---------- -----------
Total                                            77   4,918,090   $124,865        93.9% (2)
                                         =========== =========== ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes properties under full or partial redevelopment.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2004:

                                    Square      Percentage of   Annualized Base
  Year of       Number of         Footage of      Aggregate     Rent of Expiring
   Lease         Expiring          Expiring    Portfolio Leased   Leases (per
Expiration        Leases            Leases      Square Footage    square foot)
-----------   --------------    -------------- ---------------- ----------------

   2004             52      (1)    272,539           5.4%            $25.98
   2005             31             327,707           6.5%            $27.48
   2006             41             870,651          17.2%            $24.46
   2007             17             314,735           6.2%            $23.64
   2008             15             346,492           6.8%            $26.92
Thereafter          60            2,932,946         57.9%            $28.16

_________

(1) Includes 22 month-to-month leases for approximately 63,000 square feet.

The following table is a summary of our lease activity for the three months ended June 30, 2004 computed on a Cash Basis and on a GAAP Basis:

                                                                          Rental     TI's/Lease   Average
                                  Number    Square   Expiring     New      Rate     Commissions    Lease
                                 of Leases  Footage    Rates     Rates   Changes      Per Foot     Terms
                                 --------- --------- --------- --------- --------   ------------ ---------
Leasing Activity

  Lease Expirations
    Cash Basis                         37   248,360   $23.67      --        --           --         --
    GAAP Basis                         37   248,360   $25.27      --        --           --         --
  Renewed / Releasable Space Leased
    Cash Basis                         13   159,461   $23.54    $26.63    13.1%        $1.02      5.9 Years
    GAAP Basis                         13   159,461   $26.27    $28.95    10.2%        $1.02      5.9 Years
  Month-to-Month Leases In Effect
    Cash Basis                         22    62,967   $22.63    $22.65     0.1%          --         --
    GAAP Basis                         22    62,967   $22.63    $22.65     0.1%          --         --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                          9    87,066     --      $28.48      --         $6.98     10.3 Years
    GAAP Basis                          9    87,066     --      $34.28      --         $6.98     10.3 Years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                         22   246,527     --      $27.28      --         $3.12     7.5 Years
    GAAP Basis                         22   246,527     --      $30.83      --         $3.12     7.5 Years
  Including Month-to-Month Leases
    Cash Basis                         44   309,494     --      $26.34      --           --         --
    GAAP Basis                         44   309,494     --      $29.17      --           --         --

The following table is a summary of our lease activity for the six months ended June 30, 2004 computed on a Cash Basis and on a GAAP Basis:

                                                                      Rental   TI's/Lease Average
                                  Number   Square  Expiring   New      Rate    Commission  Lease
                                 of Leases Footage   Rates    Rates   Changes   Per Foot   Terms
                                 -------- -------- -------- -------- --------  --------- ---------
Leasing Activity

  Lease Expirations
    Cash Basis                        56   681,258   $21.86     --       --        --        --
    GAAP Basis                        56   681,258   $22.80     --       --        --        --
  Renewed / Releasable Space Leased
    Cash Basis                        23   315,155   $22.54   $24.00    6.5%      $2.70    5.4 Years
    GAAP Basis                        23   315,155   $23.88   $26.16    9.5%      $2.70    5.4 Years
  Month-to-Month Leases In Effect
    Cash Basis                        22    62,967   $22.53   $22.65    0.5%       --        --
    GAAP Basis                        22    62,967   $22.50   $22.65    0.7%       --        --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                        18   220,005     --     $23.10     --      $19.42   9.6 Years
    GAAP Basis                        18   220,005     --     $30.92     --      $19.42   9.6 Years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                        41   535,160     --     $23.63     --       $9.57   7.1 Years
    GAAP Basis                        41   535,160     --     $28.12     --       $9.57   7.1 Years
  Including Month-to-Month Leases
    Cash Basis                        63   598,127     --     $23.53     --        --        --
    GAAP Basis                        63   598,127     --     $27.54     --        --        --

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on June 30, 2004, we estimate that a 1% increase in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $240,000. We further estimate that a 1% decrease in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect June 30, 2004, would increase annual future earnings and cash flows by approximately $240,000. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $25.2 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $26.4 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2004. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of June 30, 2004 would decrease their fair value by approximately $5.1 million.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2004, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

Updating our previous disclosure, Peter J. Nelson will be stepping down from the position of Chief Financial Officer and Treasurer effective after August 10, 2004. Dean Shigenaga, Vice President has been appointed Acting Chief Financial Officer and Etsuko Mason, Vice President has been appointed Treasurer, both effective after August 10, 2004. Mr. Nelson will be continuing as Senior Vice President - Operations through October 20, 2004, and will be terminating his full-time employment as of such date. Mr. Nelson will be continuing as Corporate Secretary and as a senior financial advisor to management of the Company and its Board of Directors through at least April 30, 2007.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.3* Bylaws (amended as of May 12, 2004) (filed as an exhibit to Alexandria's current report on Form 8-K filed with the Commission on June 21, 2004).

10.1 First Amendment to Fourth Amended and Restated Revolving Loan Agreement, dated as of June 30, 2004, among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc. and JP Morgan Securities, Inc., as Co-Lead Arrangers, JP Morgan Securities, Inc. and Societe Generale, as Co- Syndication Agents, CommerzBank AG, New York and Grand Cayman Branches, and KeyBank National Association, as Co-Documentation Agents and Eurohypo AG, New York Branch, as Senior Managing Agent.

10.2 First Amendment to Term Loan Agreement, dated as of June 30, 2004, among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto, Fleet National Bank, as Managing Agent, and Fleet Securities, Inc., as Arranger.

12.1 Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

(*) Incorporated by reference

(b) Reports on Form 8-K

We filed a current report on Form 8-K on April 28, 2004, in which we provided certain additional information regarding our fees billed by Ernst & Young LLP for 2003.

We filed a current report on Form 8-K on May 3, 2004, pursuant to which we furnished to the Securities and Exchange Commission our earnings release dated May 3, 2004, regarding our quarter ended March 31, 2004 financial results.

We filed a current report on Form 8-Kon June 2, 2004, in which we reported our intention to redeem all of our outstanding shares of 9.50% Series A Cumulative Redeemable Preferred Stock.

We filed a current report on Form 8-K on June 21, 2004, in which we reported our entering of an underwriting agreement for the sale of 5,185,500 shares of our 8.375% Series C Cumulative Redeemable Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
 Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Nelson
 Peter J. Nelson
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)