Form 10-Q
period 2004-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2004-11-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

135 North Los Robles Avenue, Suite 250, Pasadena, CA 91101
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

    As of November 5, 2004, 19,535,311 shares of common stock, par value $.01 per share, were outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

                                                          September 30,   December 31,
                                                              2004          2003
                                                          ------------  ------------
                                                          (Unaudited)
                         Assets
Rental properties, net                                   $  1,152,350  $    982,297
Properties under development                                  196,617       153,379
Cash and cash equivalents                                       5,330         4,985
Tenant security deposits and other restricted cash             14,879        11,057
Tenant receivables                                              2,351         1,969
Deferred rent                                                  40,285        31,503
Investments                                                    62,349        47,126
Other assets                                                   49,518        40,261
                                                          ------------  ------------
       Total assets                                         1,523,679     1,272,577
                                                          ============  ============
          Liabilities and Stockholders' Equity
Secured notes payable                                         371,046       320,007
Unsecured line of credit and unsecured term loan              476,000       389,000
Accounts payable, accrued expenses and
   tenant security deposits                                    46,234        43,408
Dividends payable                                              16,289        13,027
                                                          ------------  ------------
       Total liabilities                                      909,569       765,442
Stockholders' equity:
   Series A preferred stock                                        --        38,588
   Series B preferred stock                                    57,500        57,500
   Series C preferred stock                                   129,638            --
   Common stock                                                   195           193
   Additional paid-in capital                                 413,569       409,926
   Deferred compensation                                       (1,224)       (2,232)
   Retained earnings                                            6,735         8,635
   Accumulated other comprehensive income (loss)                7,697        (5,475)
                                                          ------------  ------------
       Total stockholders' equity                             614,110       507,135
                                                          ------------  ------------
       Total liabilities and stockholders' equity        $  1,523,679  $  1,272,577
                                                          ============  ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,             September 30,
                                                     ------------ -----------  ------------ -----------
                                                        2004         2003         2004         2003
                                                     -----------  -----------  -----------  -----------
Revenues
  Rental                                            $    35,911  $    31,258  $   104,174  $    93,729
  Tenant recoveries                                       9,615        8,122       26,355       24,431
  Other income                                              984          705        2,279        1,421
                                                     -----------  -----------  -----------  -----------
                                                         46,510       40,085      132,808      119,581
Expenses
  Rental operations                                      10,184        8,171       27,727       24,883
  General and administrative                              3,662        3,568       11,112       10,661
  Interest                                                6,626        6,532       20,261       19,915
  Depreciation and amortization                          10,574        9,737       30,643       28,789
                                                     -----------  -----------  -----------  -----------
                                                         31,046       28,008       89,743       84,248
                                                     -----------  -----------  -----------  -----------
Income from continuing operations                        15,464       12,077       43,065       35,333

Income from discontinued operations, net                     --        9,517        1,626       10,959
                                                     -----------  -----------  -----------  -----------
Net income                                          $    15,464  $    21,594  $    44,691  $    46,292
                                                     ===========  ===========  ===========  ===========
Dividends on preferred stock                              4,094        2,225        8,603        6,674
Preferred stock redemption charge                            --           --        1,876           --
                                                     -----------  -----------  -----------  -----------
Net income available to common stockholders         $    11,370  $    19,369  $    34,212  $    39,618
                                                     ===========  ===========  ===========  ===========
Basic income per common share:
   Income from continuing operations                $      0.80  $      0.63  $      2.23  $      1.86
                                                     ===========  ===========  ===========  ===========
   Income from discontinued operations, net                  --         0.50         0.08         0.58
                                                     ===========  ===========  ===========  ===========
   Net income                                       $      0.80  $      1.14  $      2.32  $      2.44
                                                     ===========  ===========  ===========  ===========
   Net income available to common stockholders      $      0.59  $      1.02  $      1.77  $      2.09
                                                     ===========  ===========  ===========  ===========
Diluted income per common share:
   Income from continuing operations                $      0.79  $      0.63  $      2.20  $      1.84
                                                     ===========  ===========  ===========  ===========
   Income from discontinued operations, net         $        --  $      0.49  $      0.08  $      0.57
                                                     ===========  ===========  ===========  ===========
   Net income                                       $      0.79  $      1.12  $      2.28  $      2.41
                                                     ===========  ===========  ===========  ===========
   Net income available to common stockholders      $      0.58  $      1.00  $      1.74  $      2.06
                                                     ===========  ===========  ===========  ===========
Weighted average shares of
 common stock outstanding:
   Basic                                             19,352,670   19,023,162   19,281,678   18,957,609
                                                     ===========  ===========  ===========  ===========
   Diluted                                           19,668,360   19,276,932   19,614,092   19,191,021
                                                     ===========  ===========  ===========  ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                ----------- ----------
                                                                   2004        2003
                                                                ----------  ----------
Operating Activities
Net income                                                     $   44,691  $   46,292
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain/loss on sales of property                                     (1,627)     (8,322)
Depreciation and amortization                                      30,643      29,034
Amortization of loan fees and costs                                 1,712       1,513
Amortization of premiums on secured notes                             (94)       (259)
Stock compensation expense                                          1,895       1,974
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash               (3,822)     (1,226)
  Tenant receivables                                                 (382)        820
  Deferred rent                                                    (8,790)     (5,044)
  Other assets                                                    (12,260)     (6,508)
  Accounts payable, accrued expenses and tenant
    security deposits                                               4,544      (2,865)
                                                                ----------  ----------
Net cash provided by operating activities                          56,510      55,409
                                                                ----------  ----------

Investing Activities
Purchase of properties                                           (103,354)     (3,677)
Proceeds from sales of property                                     5,454      33,478
Additions to rental properties                                    (48,246)    (34,290)
Additions to properties under development                         (72,635)    (68,234)
Additions to investments, net                                      (3,983)     (5,348)
                                                                ----------  ----------
Net cash used in investing activities                            (222,764)    (78,071)
                                                                ----------  ----------
Financing Activities
Proceeds from secured notes payable                                38,000      64,667
Proceeds from exercise of stock options                             6,241       2,648
Proceeds from issuance of Series C Preferred Stock                124,009          --
Redemption of Series A Preferred Stock                            (38,588)
Principal borrowings from (reductions to) unsecured line
  of credit and unsecured term loan                                87,000      (4,000)
Principal reductions of secured notes payable                      (8,640)     (4,847)
Dividends paid on common stock                                    (34,830)    (29,697)
Dividends paid on preferred stock                                  (6,593)     (6,674)
                                                                ----------  ----------
Net cash provided by financing activities                         166,599      22,097
                                                                ----------  ----------
Net increase (decrease) in cash and cash equivalents                  345        (565)
Cash and cash equivalents at beginning of period                    4,985       3,790
                                                                ----------  ----------
Cash and cash equivalents at end of period                     $    5,330  $    3,225
                                                                ==========  ==========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Background and Basis of Presentation

Background

As used in this Form 10-Q, references to the "Company," "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing office/laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product, service, biodefense, educational and translational medicine institutions/entities, as well as related government agencies. As of September 30, 2004, our portfolio consisted of 101 properties in nine states with approximately 6.5 million rentable square feet.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

                                     September 30, December 31,
                                         2004          2003
                                     ------------  ------------

Unrealized gain on
  marketable securities             $     12,064  $        824
Unrealized loss on interest
  rate swap agreements                    (4,367)       (6,299)
                                     ------------  ------------
                                    $      7,697  $     (5,475)
                                     ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                         Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                     ------------- ------------  ------------- ------------
                                         2004          2003          2004          2003
                                     ------------  ------------  ------------  ------------

Net income                          $     15,464  $     21,594  $     44,691  $     46,292
Unrealized gain (loss) on
  marketable securities                   11,135          (177)       11,240           344
Unrealized (loss) gain on
  interest rate swap agreements           (3,079)        1,776         1,932         1,376
                                     ------------  ------------  ------------  ------------
Comprehensive income                $     23,520  $     23,193  $     57,863  $     48,012
                                     ============  ============  ============  ============

2. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                     September 30, December 31,
                                         2004          2003
                                     ------------  ------------

Land                                $    182,005  $    147,425
Buildings and improvements             1,002,372       854,152
Tenant and other improvements            134,487       122,280
                                     ------------  ------------
                                       1,318,864     1,123,857
Less accumulated depreciation           (166,514)     (141,560)
                                     ------------  ------------
                                    $  1,152,350  $    982,297
                                     ============  ============

During the third quarter of 2004, we acquired seven properties aggregating approximately 478,000 square feet in four markets. We purchased one property in the San Diego market, one property in the Southeast market, two properties in the New Jersey/Suburban Philadelphia market and three properties in the Suburban Washington D.C. market. We paid approximately $65.6 million cash for the properties together with the assumption of two secured notes payable totaling $12.2 million. Also, during the third quarter of 2004, we purchased land parcels with entitlements of approximately 508,000 square feet for $31.0 million cash.

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

                                     September 30, December 31,
                                         2004          2003
                                     ------------  ------------
Adjusted cost of available-for-sale
   securities                       $      2,980  $      1,257

Gross unrealized gains                    12,157           837

Gross unrealized losses                      (93)          (13)
                                     ------------  ------------
Fair value of
   available-for-sale securities    $     15,044  $      2,081
                                     ============  ============

Investments in privately-held entities as of September 30, 2004 and December 31, 2003, totaled $47,305,000 and $45,045,000, respectively. Of these totals, $46,392,000 and $42,331,000 are accounted for under the cost method. The remainder ($914,000 and $2,714,000 as of September 30, 2004 and December 31, 2003, respectively) is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and Emerging Issues Task Force Topic D-46, "Accounting for Limited Partnership Investments".

For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, as defined under the provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", such investment is written down to its estimated fair value with a non-cash impairment charge to current earnings.

4. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings up to $440 million and an unsecured term loan for $150 million. Borrowings under our unsecured line of credit and our unsecured term loan bear interest at a floating rate based on our election of either a LIBOR-based rate or a rate related to the higher of the bank's reference rate and the Federal Funds rate. For each LIBOR- based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The unsecured line of credit expires November 2006 and may be extended at our sole option for an additional one-year period. The unsecured term loan expires in November 2008. As of September 30, 2004, outstanding borrowings of $326.0 million under the unsecured line of credit carried a weighted average interest rate of 3.09%. As of September 30, 2004, the unsecured term loan carried a weighted average interest rate of 2.93%.

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

The following table summarizes our interest rate swap agreements as of September 30, 2004 (dollars in thousands):

                                                Effective at
                                      Notional     Sept.30,   Interest                       Fair
Transaction Dates  Effective Dates    Amounts       2004      Pay Rates Termination Dates   Values
- ------------------ --------------- ------------ ------------- -------- ----------------   --------
Hedges for Unsecured Line of Credit

March 2002         December 31, 2002 $ 50,000   $     50,000   5.364%  December 31, 2004  $  (431)

July 2002          January 1, 2003     25,000         25,000   3.855%   June 30, 2005        (297)

July 2002          January 1, 2003     25,000         25,000   3.865%   June 30, 2005        (299)

December 2002      January 2, 2003     25,000         25,000   3.285%   June 30, 2006        (238)

December 2002      January 2, 2003     25,000         25,000   3.285%   June 30, 2006        (238)

November 2002       June 1, 2003       25,000         25,000   3.115%  December 31, 2005     (187)

November 2002       June 1, 2003       25,000         25,000   3.155%  December 31, 2005     (200)

March 2004         December 31, 2004   25,000             --   2.956%  December 31, 2006       47

March 2004         December 31, 2004   25,000             --   2.956%  December 31, 2006       47

June 2004           June 30, 2005      50,000             --   4.343%   June 30, 2007        (890)
                                                -------------
                                                $    200,000
Hedges for Unsecured Term Loan

December 2003      December 31, 2003 $ 50,000   $     50,000   1.530%  December 31, 2004       53

December 2003      December 31, 2004   50,000             --   3.000%  December 30, 2005     (169)

December 2003      December 30, 2005   50,000             --   4.150%  December 29, 2006     (334)

December 2003      December 29, 2006   50,000             --   5.090%  October 31, 2008      (742)

April 2004         April 30, 2004      50,000         50,000   1.550%   April 29, 2005        184

April 2004         April 29, 2005      50,000             --   3.140%   April 28, 2006        (92)

April 2004         April 28, 2006      50,000             --   4.230%   April 30, 2007       (276)

April 2004         April 30, 2007      50,000             --   4.850%   April 30, 2008       (305)
                                                -------------                             --------
                                                $    100,000                              $(4,367)
Total Interest Rate Swap Agreements in Effect   -------------                             ========
  at September 30, 2004                         $    300,000
                                                =============

5. Stockholders' Equity

In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock ("Series C preferred stock") (including the shares issued upon exercise of the underwriters' over- allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters' discounts and other offering costs). The proceeds were used to redeem our 9.50% Series A cumulative redeemable preferred stock ("Series A preferred stock") with the remaining portion used to pay down our unsecured line of credit. The dividends on our Series C preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.09375 per share. Our Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT. Investors in our Series C preferred stock generally have no voting rights. On or after June 29, 2009, we may, at our option, redeem our Series C preferred stock, in whole in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

In July 2004, we redeemed all 1,543,500 outstanding shares of our Series A preferred stock at a redemption price of $25.00 per share plus $0.5409722 per share representing accumulated and unpaid dividends to the redemption date. In accordance with Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock", we recorded a charge of approximately $1,876,000 to net income available to common stockholders during the second quarter of 2004 for costs related to the redemption of the Series A preferred stock. We redeemed our Series A preferred stock with proceeds from the Series C preferred stock offering in the second quarter of 2004.

In September 2004, we declared a cash dividend on our common stock aggregating $12,455,000
($ 0.64 per share) for the calendar quarter ended September 30, 2004. In September 2004, we also declared a cash dividend on our 9.10% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") aggregating $1,308,000 ($0.56875 per share) for the period July 15, 2004 through October 14, 2004. In September 2004, we declared the initial cash dividend for our Series C Preferred Stock aggregating $3,197,000 ($0.6164931 per share) for the period June 29, 2004 through October 14, 2004. The dividends on our common stock, Series B preferred stock and Series C preferred stock were paid on October 15, 2004.

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

The following table provides pro forma disclosures of the estimated fair value of the options amortized to expense over the options' vesting periods as if we had accounted for our stock options under the fair value method under SFAS 123 since the date they were granted (in thousands, except per share information):

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                              ------------ -----------  ------------ -----------
                                                 2004         2003         2004         2003
                                              -----------  -----------  -----------  -----------
Net income available to common
  stockholders, as reported                   $   11,370   $   19,369   $   34,212   $   39,618
Add: Stock-based employee compensation
  expense included in reported net income             --           --           --           --
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards            (181)        (329)        (558)        (997)
                                              -----------  -----------  -----------  -----------
Pro forma net income available to
  common stockholders                         $   11,189   $   19,040   $   33,654   $   38,621
                                              ===========  ===========  ===========  ===========
Earnings per share:
  Basic - as reported                              $0.59        $1.02        $1.77        $2.09
                                              ===========  ===========  ===========  ===========
  Basic - pro forma                                $0.58        $1.00        $1.75        $2.04
                                              ===========  ===========  ===========  ===========

  Diluted - as reported                            $0.58        $1.00        $1.74        $2.06
                                              ===========  ===========  ===========  ===========
  Diluted - pro forma                              $0.57        $0.99        $1.72        $2.01
                                              ===========  ===========  ===========  ===========

7. Net Income Per Share

The following table shows the computation of net income per share of our common stock outstanding (dollars in thousands, except per share amounts):

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                               ------------ -----------  ------------ -----------
                                                  2004         2003         2004         2003
                                               -----------  -----------  -----------  -----------
Net income available to common
  stockholders                                    $11,370      $19,369      $34,212      $39,618
                                               ===========  ===========  ===========  ===========

Weighted average shares of
  common stock outstanding - basic             19,352,670   19,023,162   19,281,678   18,957,609
Add:  dilutive effect of
  stock options and stock grants                  315,690      253,770      332,414      233,412
                                               -----------  -----------  -----------  -----------

Weighted average shares of
  common stock outstanding - diluted           19,668,360   19,276,932   19,614,092   19,191,021
                                               ===========  ===========  ===========  ===========
Net income per common share:
  - Basic                                           $0.59        $1.02        $1.77        $2.09
                                               ===========  ===========  ===========  ===========
  - Diluted                                         $0.58        $1.00        $1.74        $2.06
                                               ===========  ===========  ===========  ===========

Common dividends declared per share                 $0.64        $0.56        $1.86        $1.62
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

Income from discontinued operations, net includes the results of operations for two properties we sold during the first nine months of 2003 and one property we sold during the first quarter of 2004 under the provisions of SFAS 144. During the first quarter of 2004, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million. During the third quarter of 2003, we sold one property located in the Eastern Massachusetts market that had been designated as "held for sale" beginning in the fourth quarter of 2002. The total sales price for the property was approximately $46.5 million. In connection with this sale, we recorded a gain on sale of property of approximately $8.8 million during the third quarter of 2003. Interest expense included in discontinued operations for the three and nine months ended September 30, 2003 represents interest related to a secured note payable, which was assumed by the buyer in connection with this sale. During the first quarter of 2003, we sold one property located in the San Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" as of December 31, 2002. The total sale price for the property was approximately $6.8 million. In connection with this sale, we recorded a loss on sale of property of approximately $455,000 during the first quarter of 2003. Gain/loss on sales of these properties are included on the income statement in income from discontinued operations.

No properties have been designated as "held for sale" as of September 30, 2004.

The following is a summary of discontinued operations (in thousands):

                                           Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                        ------------- ------------  ----------- ----------
                                            2004          2003         2004        2003
                                        ------------  ------------  ----------  ----------

Revenue                                 $        --   $     1,454   $      14   $   5,030
Operating expenses                               --           415          15       1,224
                                        ------------  ------------  ----------  ----------
Revenue less operating expenses                  --         1,039          (1)      3,806
Interest                                         --           223          --         924
Depreciation                                     --            76          --         245
Income before gain/loss on              ------------  ------------  ----------  ----------
   sales of property                             --           740          (1)      2,637
Gain (loss) on sales of property                 --         8,777       1,627       8,322
Income from discontinued                ------------  ------------  ----------  ----------
   operations                           $        --   $     9,517   $   1,626   $  10,959
                                        ============  ============  ==========  ==========

                                        September 30, December 31,
                                            2004          2003
                                        ------------  ------------
Properties held for sale, net           $        --   $     3,518
Tenant security deposits and other
  restricted cash                                --             6
Tenant receivables                               --            82
Deferred rent                                    --             8
Other assets                                     --            66
                                        ------------  ------------
Total assets                            $        --   $     3,680
                                        ============  ============
Accounts payable, accrued expenses
  and tenant security deposits          $        --   $        79
                                        ------------  ------------
Total liabilities                                --            79
                                        ------------  ------------
Net assets of discontinued operations   $        --   $     3,601
                                        ============  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

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

As used in this Form 10-Q, references to the "Company," "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

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

As of September 30, 2004, our portfolio consisted of 101 properties containing approximately 6.5 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 96% leased, excluding those properties in our redevelopment program. Our primary sources of revenue are rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

Results of Operations

Comparison of Three Months Ended September 30, 2004 ("Third Quarter 2004") to Three Months Ended September 30, 2003 ("Third Quarter 2003")

Rental revenue increased by $4.7 million, or 15%, to $35.9 million for Third Quarter 2004 compared to $31.3 million for Third Quarter 2003. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after July 1, 2003. Rental revenue from the properties operating continuously since July 1, 2003 (the "Third Quarter Same Properties") increased by $745,000, or 3%, primarily due to increases in rental rates and a slight increase in occupancy. The occupancy level of the Third Quarter Same Properties as of September 30, 2004 was 96.4%, compared to 95.6% as of September 30, 2003.

Tenant recoveries increased by $1.5 million, or 18%, to $9.6 million for Third Quarter 2004 compared to $8.1 million for Third Quarter 2003. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after July 1, 2003. Tenant recoveries for the Third Quarter Same Properties increased by $540,000, or 8%, primarily due to increases in certain recoverable expenses during Third Quarter 2004.

Other income increased by $279,000, or 40%, to $1.0 million for Third Quarter 2004 compared to $705,000 for Third Quarter 2003. The increase resulted primarily due to a general increase in miscellaneous sources of income.

Rental operating expenses increased by $2.0 million, or 25%, to $10.2 million for Third Quarter 2004 compared to $8.2 million for Third Quarter 2003. The increase resulted primarily from rental operating expenses from properties acquired, placed in service or redeveloped after July 1, 2003. Operating expenses for the Third Quarter Same Properties increased by $754,000, or 11%, primarily due to increases in utility expenses and repairs and maintenance expenses, substantially all of which are recoverable from our tenants through tenant recoveries.

General and administrative expenses were virtually unchanged, increasing by $94,000, or 3%, to $3.7 million for Third Quarter 2004 compared to $3.6 million for Third Quarter 2003.

Interest expense was virtually unchanged, increasing by $94,000, or 1%, to $6.6 million for Third Quarter 2004 compared to $6.5 million for Third Quarter 2003.

Depreciation and amortization increased by $837,000 or 9%, to $10.6 million for Third Quarter 2004 compared to $9.7 million for Third Quarter 2003. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after July 1, 2003.

Income from discontinued operations, net was $9.5 million for Third Quarter 2003, which reflects the results of operations of one property sold during Third Quarter 2003. No properties were sold during Third Quarter 2004.

As a result of the foregoing, net income was $15.5 million for Third Quarter 2004 compared to $21.6 million for Third Quarter 2003.

Comparison of Nine Months Ended September 30, 2004 ("Nine Months 2004") to Nine Months Ended September 30, 2003 ("Nine Months 2003")

Rental revenue increased by $10.4 million, or 11%, to $104.2 million for Nine Months 2004 compared to $93.7 million for Nine Months 2003. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2003. Rental revenue from the properties operating continuously since January 1, 2003 (the "Nine Months Same Properties") increased by $1.6 million, or 2%, primarily due to increases in rental rates. The occupancy level of the Nine Months Same Properties as of September 30, 2004 was 96.5%, compared to 96.3% as of September 30, 2003.

Tenant recoveries increased by $1.9 million, or 8%, to $26.4 million for Nine Months 2004 compared to $24.4 million for Nine Months 2003. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2003. Tenant recoveries for the Nine Months Same Properties were virtually unchanged, increasing by $80,000, or 0.4%.

Other income increased by $858,000, or 60%, to $2.3 million for Nine Months 2004 compared to $1.4 million for Nine Months 2003. The increase resulted primarily due to a general increase in miscellaneous sources of income.

Rental operating expenses increased by $2.8 million, or 11%, to $27.7 million for Nine Months 2004 compared to $24.9 million for Nine Months 2003. The increase resulted primarily from rental operating expenses from properties acquired, placed in service or redeveloped after January 1, 2003. Operating expenses for the Nine Months Same Properties increased by $326,000, or 2%, primarily due to increases in utility expenses, substantially all of which are recovered from our tenants through tenant recoveries.

General and administrative expenses increased by $451,000, or 4%, to $11.1 million for Nine Months 2004 compared to $10.7 million for Nine Months 2003 primarily due to general increases in administrative costs, primarily payroll and related expenses.

Interest expense was virtually unchanged, increasing by $346,000, or 2%, to $20.3 million for Nine Months 2004 compared to $19.9 million for Nine Months 2003.

Depreciation and amortization increased by $1.9 million, or 6%, to $30.6 million for Nine Months 2004 compared to $28.8 million for Nine Months 2003. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2003.

Income from discontinued operations, net was $1.6 million and $11.0 million for Nine Months 2004 and Nine Months 2003, respectively. It reflects the results of operations of one property we sold during Nine Months 2004 and two properties we sold during Nine Months 2003.

As a result of the foregoing, net income was $44.7 million for Nine Months 2004 compared to $46.3 million for Nine Months 2003.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities increased by $1.1 million to $56.5 million for Nine Months 2004 compared to $55.4 million for Nine Months 2003. The increase resulted primarily from increases in cash flows from our operating properties and a decrease in accounts payable, accrued expenses and tenant security deposits, partially offset by an increase in other assets.

Net cash used in investing activities increased by $144.7 million to $222.8 million for Nine Months 2004 compared to $78.1 million for Nine Months 2003. This was primarily due to an increase in property acquisitions, a decrease in proceeds from sales of property and an increase in additions to rental properties.

Net cash provided by financing activities increased by $144.5 million to $166.6 million for Nine Months 2004 compared to $22.1 million for Nine Months 2003. Cash provided by financing activities for Nine Months 2004 primarily consisted of net proceeds from our Series C preferred stock offering and an increase in borrowings from our unsecured line of credit. This was partially offset by the redemption of our Series A preferred stock and a decrease in proceeds from secured notes payable.

Contractual obligations and commitments

Contractual obligations as of September 30, 2004, consist of the following (dollars in thousands):

                                                      Payments by Period
                                           -----------------------------------------
                                Total        2004    2005-2006  2007-2008  Thereafter
                            -------------  --------  ---------  ---------  ----------
Contractual Obligations
Secured notes payable (1)  $     370,888  $  1,619  $  55,882  $  55,428  $  257,959

Ground lease obligations          65,776       430      3,634      3,737      57,975

Other obligations                    384       142        242         --          --
                            -------------  --------  ---------  ---------  ----------
Total                      $     437,048  $  2,191  $  59,758  $  59,165  $  315,934
                            =============  ========  =========  =========  ==========
  Excludes unamortized premium of $158,000 as of September 30, 2004.

Secured notes payable as of September 30, 2004 include 19 notes secured by 46 properties.

Ground lease obligations as of September 30, 2004 include leases at seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 28 to 51 years, exclusive of extension options.

In addition to the above, we were committed under the terms of construction contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $5.0 million.

As of September 30, 2004, we were also committed to fund approximately $30.3 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $18.6 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash as of September 30, 2004 consist of the following (in thousands):

                                                       Amount
                                                      ---------
Funds held in trust under the terms of certain
     secured notes payable                           $  10,972
Security deposit funds based on the terms of certain
     lease agreements                                    2,039
Other funds held in escrow                               1,868
                                                      ---------
                                                     $  14,879
                                                      =========

Secured debt

Secured debt as of September 30, 2004 consists of the following (dollars in thousands):

                                                  Balance at     Stated
                                                 September 30,  Interest
         Market Location of Collateral               2004         Rates        Maturity Dates
- -----------------------------------------------  ------------ -------------   ----------------

San Francisco Bay (two properties)              $     22,257  LIBOR + 1.70%   January 2005 (1)

Eastern Massachusetts (2)                              9,294          8.75%   January 2006

Southeast (two properties)                            11,753          8.68%   December 2006

Suburban Washington D.C. (three properties)            9,616          8.25%   August 2007

Suburban Washington D.C. and Seattle                  34,065          7.22%   May 2008

Suburban Washington D.C.                               3,645  LIBOR + 2.15%   March 2009

San Diego (four properties)                           39,401          6.95%   July 2009

Eastern Massachusetts and San Diego                   18,283          8.71%   January 2010

Eastern Massachusetts (two properties)                 9,464          5.35%   September 2010

Suburban Washington D.C. (two properties)             23,974          8.33%   November 2010

San Diego (six properties)                            23,474          7.75%   July 2011

Southeast                                              8,593          5.88%   December 2011

Suburban Washington D.C. (three properties)           27,583          7.40%   January 2012

San Francisco Bay (three properties) and San Diego    33,106          6.21%   March 2013

Suburban Washington D.C. (three properties)           29,659          6.36%   September 2013

San Francisco Bay                                      1,352         7.165%   January 2014

Eastern Massachusetts (two properties), Southeast
  and New Jersey/Suburban Philadelphia                37,744          5.82%   April 2016

Seattle (two properties)                              16,682          7.75%   June 2016

San Diego                                             11,101          7.50%   August 2021

                                                 ------------
                                                $    371,046
                                                 ============

_________

  In November 2004, we exercised our option to extend the maturity date of this loan to January 2006.
  The balance shown includes an unamortized premium of $158,000. The effective interest rate of the loan is 7.25%.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of September 30, 2004 (in thousands):

                                        Weighted
                                         Average
         Year             Amount        Interest Rate
- ----------------------  -----------    -----------

         2004          $     1,619           6.84%
         2005               29,139 (1)       7.07%(1)
         2006               26,743           7.06%(1)
         2007               16,318           7.00%
         2008               39,110           6.95%
      Thereafter           257,959           6.94%
                        -----------    -----------
       Subtotal            370,888           6.98%
 Unamortized Premium           158     ===========
                        -----------
        Total          $   371,046
                        ===========

(1) Of this amount, $22,257,000 represents the outstanding balance on a loan which has a maturity date of January 2005 and currently carries interest at 3.35% per annum. In November 2004, we exercised our option to extend the maturity date of this loan to January 2006. The weighted average interest rates for 2005 and 2006 would be 6.84% and 7.06%, respectively, based on this extended maturity date.

Unsecured line of credit and unsecured term loan

We have an unsecured line of credit that provides for borrowings of up to $440 million and an unsecured term loan for $150 million. Borrowings under our unsecured line of credit and our unsecured term loan bear interest at a floating rate based on our election of either a LIBOR-based rate or a rate related to the higher of the bank's reference rate and the Federal Funds rate. For each LIBOR- based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a total liabilities to gross asset value ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers. The unsecured line of credit expires November 2006 and may be extended at our sole option for an additional one-year period. The unsecured term loan expires in November 2008. As of September 30, 2004, outstanding borrowings of $326.0 million on the unsecured line of credit carried a weighted average interest rate of 3.09%. As of September 30, 2004, the unsecured term loan carried a weighted average interest rate of 2.93%.

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

The following table summarizes our interest rate swap agreements as of September 30, 2004 (dollars in thousands):

                                                 Effective at
                                      Notional     Sept. 30,  Interest                       Fair
Transaction Dates  Effective Dates    Amounts        2004     Pay Rates Termination Dates   Values
- ------------------ --------------- ------------ ------------- --------  ----------------   --------
Hedges for Unsecured Line of Credit

March 2002         December 31, 2002  $  50,000   $     50,000   5.364%  December 31, 2004  $  (431)

July 2002          January 1, 2003       25,000         25,000   3.855%   June 30, 2005        (297)

July 2002          January 1, 2003       25,000         25,000   3.865%   June 30, 2005        (299)

December 2002      January 2, 2003       25,000         25,000   3.285%   June 30, 2006        (238)

December 2002      January 2, 2003       25,000         25,000   3.285%   June 30, 2006        (238)

November 2002       June 1, 2003         25,000         25,000   3.115%  December 31, 2005     (187)

November 2002       June 1, 2003         25,000         25,000   3.155%  December 31, 2005     (200)

March 2004         December 31, 2004     25,000             --   2.956%  December 31, 2006       47

March 2004         December 31, 2004     25,000             --   2.956%  December 31, 2006       47

June 2004           June 30, 2005        50,000             --   4.343%   June 30, 2007        (890)
                                                  -------------
                                                  $    200,000
Hedges for Unsecured Term Loan

December 2003      December 31, 2003  $  50,000   $     50,000   1.530%  December 31, 2004      53

December 2003      December 31, 2004     50,000            --   3.000%  December 30, 2005     (169)

December 2003      December 30, 2005     50,000            --   4.150%  December 29, 2006     (334)

December 2003      December 29, 2006     50,000            --   5.090%  October 31, 2008      (742)

April 2004         April 30, 2004        50,000        50,000   1.550%   April 29, 2005        184

April 2004         April 29, 2005        50,000            --   3.140%   April 28, 2006        (92)

April 2004         April 28, 2006        50,000            --   4.230%   April 30, 2007       (276)

April 2004         April 30, 2007        50,000            --   4.850%   April 30, 2008       (305)
                                                  -------------                             --------
                                                  $    100,000                              $(4,367)
Total Interest Rate Swap Agreements in Effect     -------------                             ========
  at September 30, 2004                           $    300,000
                                                  =============

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the nine months ended September 30, 2004 (in thousands):
Property-related capital expenditures (1)	$ 3,258
Leasing costs (2)	$ 584
Property-related redevelopment costs (3)	$ 48,659
Property-related development costs	$ 74,118

_______

  Property-related capital expenditures include all capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures and costs related to the redevelopment of a property. Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants. Property-related capital expenditures also include an HVAC system upgrade at one property totaling approximately $1.3 million for the nine months ended September 30, 2004. Approximately 92% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.
  Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space. Leasing costs exclude tenant improvements that are revenue-enhancing.
  Includes capital expenditures recoverable from tenants of approximately $1,722,000.

Inflation

Approximately 83% of our leases (on a square footage basis) are triple net leases that require tenants to pay substantially all real estate taxes and insurance and common area and other operating expenses, including increases therein. In addition, approximately 6% of our leases (on a square footage basis) require the tenants to pay a majority of operating expenses. Approximately 93% of our leases (on a square footage basis) contain effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flows from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the miscorrelation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of Funds From Operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance of REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Cash Flows" for information regarding these measures of cash flows.) We believe that net income is the most directly comparable GAAP financial measure to FFO.

The following table presents our FFO for the three and nine months ended September 30, 2004 and 2003 and a reconciliation of GAAP net income to FFO (in thousands):

                                        For the Three Months Ended  For the Nine Months Ended
                                               September 30,             September 30,
                                          ------------------------  ------------------------
                                             2004         2003         2004         2003
                                          -----------  -----------  -----------  -----------

Net income                               $   $15,464  $   $21,594  $   $44,691  $   $46,292
Add
  Depreciation and amortization (1)           10,574        9,813       30,643       29,034
Subtract
  Dividends on preferred stock                (4,094)      (2,225)      (8,603)      (6,674)
  Preferred stock redemption charge (2)           --           --       (1,876)          --
  (Gain) loss on sales of property (3)            --       (8,777)      (1,627)      (8,322)
                                          -----------  -----------  -----------  -----------
Funds from operations (FFO)              $   $21,944  $   $20,405  $   $63,228  $   $60,330
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
  Consists of a $1.6 million gain related to the sale of one property in the Suburban Washington D.C. market in the first quarter of 2004 that had been designated as "held for sale" during the quarter ended December 31, 2003, a gain of $8.8 million on the sale of one property in the Eastern Massachusetts market in the third quarter of 2003 that had been designated for sale during the quarter ended December 31, 2002, and a $455,000 loss related to the sale of one property in the San Francisco Bay market in the first quarter of 2003 that had been designated as "held for sale" during the quarter ended December 31, 2002.

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2004 (dollars in thousands):

                                                      Rentable    Annualized
                                          Number of    Square        Base     Occupancy
                                         Properties     Feet         Rent    Percentage
                                         ----------- -----------  ---------- -----------
Markets
California - Pasadena                             1      31,343        $602        79.4%(1)
California - San Diego                           21   1,007,413      27,750        96.3%
California - San Francisco Bay                   10     642,578      19,918       100.0%
Eastern Massachusetts                            12     730,633      21,934        87.1%
New Jersey/Suburban Philadelphia                  7     456,785       7,625       100.0%
Southeast                                         6     340,994       5,451        81.4%(1)
Suburban Washington D.C.                         21   1,629,734      28,638        97.8%
Washington - Seattle                              7     597,273      21,913       100.0%
                                         ----------- -----------  ---------- -----------
Total                                            85   5,436,753    $133,831        95.6%(2)
                                         =========== ===========  ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes properties under full or partial redevelopment.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2004:

                                  Square      Percentage of    Annualized Base
   Year of     Number of        Footage of      Aggregate      Rent of Expiring
    Lease       Expiring         Expiring    Portfolio Leased    Leases (per
 Expiration      Leases           Leases      Square Footage     square foot)
- ------------- ------------    -------------- ----------------  ----------------

    2004           40     (1)    232,500           4.1%       $     24.29
    2005           37            367,277           6.5%       $     27.70
    2006           41            862,691          15.3%       $     24.44
    2007           19            341,825           6.1%       $     23.98
    2008           14            368,045           6.5%       $     26.45
 Thereafter        74           3,469,022         61.5%       $     26.12

_________

(1) Includes 24 month-to-month leases for approximately 67,000 square feet.

The following table is a summary of our lease activity for the three months ended September 30, 2004 computed on a Cash Basis and on a GAAP Basis:

                                                                                      TI's/Lease
                                                                             Rental  Commissions   Average
                                     Number    Square   Expiring     New      Rate       Per        Lease
                                    of Leases  Footage    Rates     Rates   Changes  Square Foot    Terms
                                    --------- --------- --------- --------- -------- ------------ ---------
Leasing Activity

  Lease Expirations
    Cash Basis                            45   371,625   $28.69       --       --           --        --
    GAAP Basis                            45   371,625   $30.55       --       --           --        --
  Renewed/Releasable Space Leased
    Cash Basis                            17   229,474   $30.73    $32.57     6.0%      $0.27     2.0 years
    GAAP Basis                            17   229,474   $34.44    $37.11     7.8%      $0.27     2.0 years
  Month-to-Month Leases In Effect
    Cash Basis                            24    67,065   $22.80    $22.85     0.2%          --        --
    GAAP Basis                            24    67,065   $22.80    $22.85     0.2%          --        --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                            12   266,820      --     $18.64      --       $14.68    6.8 years
    GAAP Basis                            12   266,820      --     $20.49      --       $14.68    6.8 years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                            29   496,294      --     $25.08      --       $8.02     4.6 years
    GAAP Basis                            29   496,294      --     $28.18      --       $8.02     4.6 years
  Including Month-to-Month Leases
    Cash Basis                            53   563,359      --     $24.82      --          --        --
    GAAP Basis                            53   563,359      --     $27.54      --          --        --

The following table is a summary of our lease activity for the nine months ended September 30, 2004 computed on a Cash Basis and on a GAAP Basis:

                                                                                   TI's/Lease
                                                                           Rental  Commissions  Average
                                     Number    Square   Expiring   New      Rate       Per       Lease
                                    of Leases  Footage   Rates    Rates   Changes  Square Foot   Terms
                                    --------- --------- -------- -------- -------- ----------- ---------
Leasing Activity

  Lease Expirations
    Cash Basis                            74   955,762   $24.37     --       --          --        --
    GAAP Basis                            74   955,762   $25.80     --       --          --        --
  Renewed/Releasable Space Leased
    Cash Basis                            38   625,983   $24.09   $24.80    2.9%      $2.50    4.7 years
    GAAP Basis                            38   625,983   $26.01   $28.05    7.8%      $2.50    4.7 years
  Month-to-Month Leases In Effect
    Cash Basis                            24    67,065   $22.68   $22.85    0.7%         --        --
    GAAP Basis                            24    67,065   $22.65   $22.85    0.9%         --        --
  Redeveloped/Developed/
  Vacant Space Leased
    Cash Basis                            25   364,805     --     $23.64     --      $20.66    8.6 years
    GAAP Basis                            25   364,805     --     $28.92     --      $20.66    8.6 years
Leasing Activity Summary
  Excluding Month-to-Month Leases
    Cash Basis                            63   990,788     --     $24.37     --       $9.19    6.1 years
    GAAP Basis                            63   990,788     --     $28.37     --       $9.19    6.1 years
  Including Month-to-Month Leases
    Cash Basis                            87  1,057,853    --     $24.27     --          --        --
    GAAP Basis                            87  1,057,853    --     $28.02     --          --        --

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on September 30, 2004, we estimate that a 1% increase in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $1.8 million. We further estimate that a 1% decrease in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on September 30, 2004, would increase annual future earnings and cash flows by approximately $1.8 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $25.0 million. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $26.3 million.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2004. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of September 30, 2004 would decrease their fair value by approximately $6.2 million.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2004, we performed an evaluation, under the supervision of our chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2004, we held our Annual Meeting of Stockholders.

At the meeting, eight directors were elected to serve for a one-year term and until their successors are duly elected and qualify. The following directors were elected to pursuant to the votes indicated:
Director	"For"	"Withheld"
Jerry M. Sudarsky	10,336,190	7,300,850
Joel S. Marcus	17,261,615	375,425
James H. Richardson	17,315,461	321,579
Richard B. Jennings	16,606,907	1,030,133
Richard H. Klein	16,639,857	997,183
Anthony M. Solomon	17,486,475	150,565
Alan G. Walton	17,453,525	183,515
Richmond A. Wolf	17,486,475	150,565

At the meeting, our stockholders also voted to ratify the selection of Ernst & Young LLP as our independent public accountants for the fiscal year ending December 31, 2004. A total of 15,589,194 shares voted "for" the ratification, 1,042,594 shares voted "against" and 5,222 shares abstained.

Item 5. OTHER INFORMATION

Peter J. Nelson stepped down from the position of Chief Financial Officer and Treasurer effective after August 10, 2004. Dean A. Shigenaga, Vice President has been appointed Acting Chief Financial Officer and Etsuko Mason, Vice President, has been appointed Treasurer, both effective after August 10, 2004. Mr. Nelson continued as Senior Vice President - Operations through October 20, 2004, and terminated his full-time employment as of such date. As previously announced, Mr. Nelson will be continuing as Corporate Secretary and as a senior financial advisor to management of the Company and its Board of Directors through at least April 30, 2007.

Anthony M. Solomon resigned from his position on our Board of Directors on August 4, 2004 for personal health reasons.

Item 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2004.

ALEXANDRIA REAL ESTATE EQUITIES INC.

/s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga Dean A. Shigenaga Acting Chief Financial Officer (Principal Financial and Accounting Officer)