Form 10-K
period 2004-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2005-03-16
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(626) 578-0777
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share (Including related preferred stock purchase rights) 9.10% Series B Cumulative Redeemable Preferred Stock 8.375% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

      The aggregate market value of the shares of Common Stock held by non-affiliates was approximately $1.1 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2004.

      As of March 11, 2005, the registrant had outstanding 19,638,293 shares of Common Stock.

Documents Incorporated By Reference

      Part III of this report incorporates certain information by reference from the registrant's definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this report in connection with the registrant's annual meeting of stockholders to be held on or about May 19, 2005.

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify some of the forward-looking statements by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below under the headings "Item 1. Business-Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Form 10-K, references to the "Company", "we", "our", and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Item 1. Business

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing office/ laboratory space designed and improved for lease primarily to pharmaceutical, biotechnology, life science product, service, biodefense, educational and translational medicine institutions/entities, as well as related government agencies (collectively, the "life science industry"). Properties leased to tenants in the life science industry typically consist of suburban office buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the life science industry. We refer to such properties as "life science properties". As of December 31, 2004, we owned 112 properties (collectively, the "properties") in nine states containing approximately 7.4 million rentable square feet of office/ laboratory space.

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

Our tenant base is broad and diverse within the life science industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources. For a more detailed description of our properties and tenants, see "Item 2. Properties." We have an experienced Board of Directors and are led by a senior management team with extensive experience in both the real estate and life science industries.

We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through the ownership, operation, management, acquisition, expansion and selective redevelopment and development of life science properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution by:

  acquiring high quality life science properties in our life science markets at prices that will enable us to realize attractive returns;
  redeveloping or expanding existing or newly acquired office, warehouse or vacant space into generic laboratory space that can be leased at higher rental rates;
  selectively developing properties, primarily on a build-to-suit basis;
  retenanting and releasing space within our portfolio at higher rental rates and with minimal non-revenue enhancing tenant improvement costs;
  realizing contractual rental rate escalations, which are currently provided for in approximately 89% of our leases;
  leasing vacant space to improve overall portfolio occupancy;
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
  achieve higher rental rates from existing tenants as leases expire;
  expand existing properties that are fully leased and/or redevelop existing and/or newly acquired space to higher rent, generic laboratory space; and
  implement effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

Our ability to negotiate contractual rent escalations in future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed.

Acquisitions. We seek to identify and acquire high quality life science properties in our target markets on a selective basis. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including the:

  location of the property and our strategy in the relevant market;
  quality of existing and prospective tenants;
  condition and capacity of the building infrastructure;
  quality and generic characteristics of laboratory facilities;
  physical condition of the structure and common area improvements;
  opportunities available for leasing vacant space and for retenanting occupied space;
  opportunities to redevelop existing space into higher rent generic laboratory space; and
  opportunities to expand the existing property.

Redevelopment. We seek to enhance our growth by redeveloping existing office, warehouse or vacant space as generic laboratory space that can be leased at higher rates. As of December 31, 2004, we had 17 properties in our redevelopment program that contained a total of approximately 1,296,000 square feet. Of this total, approximately 669,000 square feet were under redevelopment and currently vacant, and the remaining approximately 627,000 square feet were currently leased. We have also identified approximately 625,000 square feet of additional space in our existing portfolio for potential redevelopment.

Development. Our development strategy is primarily to pursue selective build-to-suit projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken build-to-suit projects only if our investment in infrastructure will be substantially made for generic, rather than tenant-specific, improvements. As of December 31, 2004, we had six parcels of land under development for approximately 358,000 square feet of office/laboratory space. In addition, we currently own parcels of land and may expand existing properties, representing an aggregate future development potential of approximately 3,719,000 rentable square feet of office/laboratory space.

Financing/Working Capital. We believe that cash provided by operations, our unsecured line of credit and our unsecured term loan will be sufficient to fund our working capital requirements. We generally expect to finance future acquisitions and redevelopment and development projects through our unsecured line of credit and unsecured term loan and, then, to refinance some or all of that indebtedness periodically with additional equity or debt capital. We may also issue shares of our common stock, preferred stock or interests in our subsidiaries to fund future operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Unsecured Line of Credit and Unsecured Term Loan".

We seek to maintain a balance between the amounts of our fixed and variable debt with a view to moderating our exposure to interest rate risk. We also use financial instruments, such as interest rate swap agreements, to hedge a portion of our exposure to the variable interest rates associated with our unsecured line of credit and unsecured term loan. Interest rate swap agreements involve an exchange of fixed and floating interest rate payments without the exchange of the underlying principal or "notional amount". Interest received under our current interest rate swap agreements is based on the one-month LIBOR rate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a more complete discussion of our unsecured line of credit, unsecured term loan, interest rate swap agreements and other outstanding indebtedness.

Preferred Securities. We have in the last year, and expect to continue, to issue additional series of preferred stock that are senior to our common stock. At December 31, 2004, we had approximately $187.0 million of preferred stock outstanding. The preferred stock has general preference rights with respect to liquidation and quarterly distributions. In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock with aggregate proceeds of approximately $124.0 million. In July 2004, we redeemed all 1,543,500 outstanding shares of our 9.50% Series A cumulative redeemable preferred stock. Future redemptions or repurchases of our preferred securities may occur after their respective call dates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Resources and Liquidity Requirements".

Business Risks

We Are Largely Dependent on the Life Science Industry for Revenues from Lease Payments

In general, our strategy is to invest primarily in properties used by tenants in the life science industry. Our business could be adversely affected if the life science industry experiences an economic downturn. Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular life science industry tenant and could require modification before we are able to release vacant space to another life science industry tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our Tenants May Not Be Able to Pay Us if They Are Unsuccessful in Discovering, Developing, Making or Selling Their Products and Technologies

Our life science industry tenants are subject to a number of risks, including the following, any one or more of which may adversely affect their ability to make rental payments to us.

  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from private investors, the public markets, companies in the life science industry or federal, state and local governments. Such funding may become unavailable or difficult to obtain, which in turn may adversely affect a tenant's ability to generate revenues or to pay us rent.
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
  A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than competitor's drugs, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, manufactured and the requisite regulatory approvals are obtained.

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

We Could be Held Liable for Damages Resulting from Our Tenants' Use of Hazardous Materials

Many of our life science industry tenants engage in research and development activities that involve the controlled use of hazardous materials, chemicals and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable environmental remediation insurance coverage, and could adversely affect our ability to make distributions to our stockholders.

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

The Inability of Any Tenant to Pay Us Rent Could Adversely Affect Our Business

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our tenants, especially significant tenants, fail to make rental payments under their leases, our financial condition, cash flow and our ability to make distributions to our stockholders could be adversely affected.

As of December 31, 2004, we had 249 leases with a total of 213 tenants. Of our 112 properties, 64 properties were occupied by a single tenant. Our three largest tenants accounted for approximately 11.6% of our aggregate annualized base rent, or approximately 5.2%, 3.7% and 2.7%, respectively. "Annualized base rent" means the annualized fixed base rental amount in effect as of December 31, 2004, using rental revenues calculated on a straight-line basis in accordance with generally accepted accounting principles ("GAAP"). Annualized base rent does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

Our U.S. Government Tenants May Not Receive Annual Appropriations, Which Could Adversely Affect Their Ability to Pay Us

U.S. government tenants may be subject to annual appropriations. If one of our U.S. government tenants fails to receive its annual appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2004, leases with U.S. government tenants at our properties accounted for approximately 4.2% of our aggregate annualized base rent.

Loss of a Tenant Could Have a Negative Impact on Our Business

A tenant may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected property, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected property. As of December 31, 2004, leases at our properties representing approximately 6.4% and 11.8% of the total square footage of our properties were scheduled to expire in 2005 and 2006, respectively.

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

Our Debt Service Obligations May Have Adverse Consequences on Our Business Operations

We use debt to finance our operations, including acquisitions of properties. Our use of debt may have adverse consequences, including the following:

  Our cash flow from operations may not be sufficient to meet required payments of principal and interest.
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
  We may be subject to a significant increase in the variable interest rates on our unsecured line of credit or unsecured term loan, which could adversely impact our operations.

As of December 31, 2004, we had outstanding mortgage indebtedness of approximately $639.0 million, secured by 54 properties and seven land development parcels, and outstanding debt under our unsecured line of credit and unsecured term loan of $548.0 million.

Our Unsecured Line of Credit and Unsecured Term Loan Restrict Our Ability to Engage in Some Business Activities

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

We May Not Be Able to Obtain Additional Capital to Further Our Business Objectives

Our ability to acquire, redevelop or develop properties depends upon our ability to obtain capital. Periodically, the real estate industry experiences reduced supplies of favorably-priced equity or debt capital, which decreases the level of new investment activity by publicly-traded real estate companies. A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, structuring and completing desirable investments, which could adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of then existing stockholders.

We have filed a "shelf" registration statement on Form S-3, under which we may offer from time to time and at our discretion, common stock, preferred stock, warrants and debt securities with an aggregate public offering price of up to $500,000,000, in amounts, at prices and on terms to be determined at the time of offering.

If Interest Rates Rise, Our Debt Service Costs Will Increase

Borrowings outstanding under our unsecured line of credit, unsecured term loan and certain other borrowings bear interest at a variable rate, and we may incur additional variable rate debt in the future. Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to stockholders.

We May Not Be Able to Acquire Properties or Operate Them Successfully

Our success depends in large part upon our ability to acquire additional properties on satisfactory terms and to operate them successfully. If we are unable to do so, our business could be adversely affected. In addition, the acquisition of life science properties generally involves a higher per square foot price than the acquisition of traditional suburban office properties.

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

We May Not Be Able to Complete Redevelopment and Development Projects Effectively

Our redevelopment and development activities subject us to many risks, including those associated with:

  delays in construction;
  budget overruns;
  lack of availability and/or increasing costs of materials;
  financing availability;
  volatility in interest rates;
  labor availability;
  timing of the commencement of rental payments;
  delays or denials of entitlements or permits; and
  other property development uncertainties.

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

If Our Revenues Are Less Than Our Expenses, We May Have to Borrow Additional Funds and We May Not Be Able to Make Distributions to Our Stockholders

If our properties do not generate revenues sufficient to meet our operating expenses, including debt service and other capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues from, and the value of, our properties include:

  national and local economic conditions;
  competition from other life science properties;
  changes in the life science industry;
  real estate conditions in our target markets;
  our ability to collect rent payments;
  availability of financing;
  changes in interest rate levels;
  vacancies at our properties and our ability to release space;
  changes in tax or other regulatory laws;
  costs of compliance with government regulation;
  lack of liquidity of real estate investments; and
  increased operating costs.

In addition, if a lease at a property is not a triple net lease, we will have greater expenses associated with that property and greater exposure to increases in such expenses. Significant expenditures, such as mortgage payments, real estate taxes, insurance and maintenance costs, generally are fixed and do not decrease when revenues at the related property decrease.

Improvements to Life Science Properties Are More Costly Than Traditional Office Space

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

If We Fail to Qualify as a REIT, We Would Be Taxed at Corporate Rates and Would Not Be Able to Take Certain Deductions When Computing Our Taxable Income

If, in any taxable year, we fail to qualify as a REIT:

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we believe that we have operated, commencing with our taxable year ended December 31, 1996, in a manner so as to qualify as a REIT, we cannot assure you that we are or will remain so qualified.

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

The additional investigations included, as appropriate:

  asbestos surveys;
  radon surveys;
  lead surveys;
  mold surveys;
  additional public records review;
  subsurface sampling; and
  other testing.

Nevertheless, it is possible that the assessments on our properties have not revealed, or that assessments on future acquisitions, will not reveal all environmental liabilities. Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants and that could have a material adverse effect on our business.

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

The Loss of Services of Any of Our Senior Executive Officers Could Adversely Affect Us

We depend upon the services of relatively few executive officers. The loss of services of any one of them may adversely affect our business, financial condition and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of life science properties and with major life science industry tenants. We have employment agreements with all of our senior executive officers, but cannot assure you that they will remain employed with us.

We May Change Our Business Policies Without Stockholder Approval

Our Board of Directors determines all of our material business policies, with management's input, including those related to our:

  status as a REIT;
  incurrence of debt and debt management activities;
  acquisition and selective development activities;
  stockholder distributions; and
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

We have adopted a policy of incurring debt only if, upon such incurrence, our debt to total market capitalization ratio would not exceed 57.5%. Our total market capitalization is the market value of our capital stock, including interests exchangeable for shares of capital stock, plus total debt. Our Board of Directors could, however, change or eliminate this policy at any time. Higher leverage could also increase the risk of default on our debt obligations.

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

As of December 31, 2004, options to purchase 607,331 shares of our common stock were outstanding, of which options to purchase 500,000 shares of our common stock were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan. In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our "affiliates" (as defined in Rule 144 adopted under the Securities Act of 1933). Affiliates will be able to sell shares of our common stock pursuant to exemptions from registration requirements or upon registration.

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

Available Information

We will provide, upon request and free of charge, paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These materials, along with our corporate governance guidelines, business integrity policy and board committee charters, are also available through our corporate website at http://www.labspace.com. The public may also download these materials from the Securities and Exchange Commission's website at http://www.sec.gov. Any amendments to, and waivers of, our business integrity policy will be posted on our corporate website.

Employees

As of December 31, 2004, we had 73 full-time employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to, and is executed by, all of our employees.

Item 2. Properties

General.

Our properties, some of which consist of multiple facilities, range in size up to 284,000 square feet, are built to accommodate single or multiple tenants and are generally one or two story concrete tilt-up, block and/or steel frame structures. The exteriors typically resemble traditional suburban office properties, but interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties include:

  reinforced concrete floors;
  upgraded roof loading capacity;
  increased floor to ceiling heights;
  heavy-duty HVAC systems;
  enhanced environmental control technology;
  significantly upgraded electrical, gas and plumbing infrastructure; and
  laboratory benches.

We own a fee simple interest in each of our properties, except for the following ten properties that account for approximately 10% of the total rentable square footage of our properties:

  three properties in the San Francisco Bay area (Harbor Bay Parkway #2, Harbor Bay Parkway #3 and Harbor Bay Parkway #4), in which we own a commercial condominium interest, together with an undivided interest in the common areas of the project of which the property is a part; and
  the properties at Garcia Avenue & Bayshore Parkway, Hanover Street, Alexander Road, Charlestown Navy Yard, Virginia Manor Road, Porter Drive, and Medical Center Drive, in which we own ground leasehold interests.

As of December 31, 2004, we had 249 leases with a total of 213 tenants, and 64 of our 112 properties were single-tenant properties. Leases in our multi- tenant buildings typically have terms of three to seven years, while the single- tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2004:

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
  approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and
  approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would otherwise typically be borne by the landlord in traditional office leases.

Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties remain our property after termination of the lease at our election. However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove the improvements and restore the premises to their original condition.

As of December 31, 2004, we managed all of our properties.

Location of Properties

The locations of our properties are diversified among a number of life science markets. The following table sets forth, as of December 31, 2004, the total rentable square footage, annualized base rent and encumbrances of our properties in each of our existing markets (dollars in thousands).

                                                               % of
                                                Total         Total
                                    Number     Rentable      Rentable                    % of
                                     of         Square        Square     Annualized   Annualized
Markets                           Properties    Footage      Footage    Base Rent(1)   Base Rent  Encumbrances(2)
---------------                   ----------  ------------  ----------  ------------- ----------- ---------------

California - Pasadena                  1          31,343        0.4%     $     524         0.3%      $        -

California - San Diego                25       1,201,984       16.2%        28,171        16.8%         122,549

California - San Francisco Bay        15       1,067,596       14.4%        31,919        19.1%          23,496

Eastern Massachusetts                 15         922,123       12.4%        23,948        14.2%          74,433

New Jersey/Suburban Philadelphia       8         501,223        6.7%         7,820         4.7%               -

Southeast                              7         460,910        6.2%         7,209         4.3%          20,273

Suburban Washington D.C.              30       2,427,116       32.7%        42,808        25.6%         187,392

Washington - Seattle                  11         819,085       11.0%        25,047        15.0%          65,803
                                  ----------  ------------  ----------  ------------- ----------- ---------------
       Total                         112       7,431,380      100.0%     $ 167,446       100.0%      $  493,946
                                  ==========  ============  ==========  ============= =========== ===============

___________

  Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2004 (using rental revenue computed on a straight-line basis in accordance with GAAP).
  Certain properties are pledged as security under our secured debt as of December 31, 2004. See Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation in "Item 15. Exhibits, Financial Statement Schedules" for additional information on our properties, including encumbered properties.

In addition to the properties presented above, as of December 31, 2004, we owned parcels of land and may expand existing properties representing an aggregate future development potential of approximately 3,719,000 rentable square feet of office/laboratory space.

Tenants

Our properties are leased principally to tenants in a broad spectrum of sectors within the life science industry. The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of December 31, 2004.

20 Largest Tenants

                                                 Remaining                                                                          Percentage
                                                  Initial                                               Percentage                 of Aggregate
                                                   Lease     Approximate   Percentage                  of Aggregate   Annualized     Portfolio
                                         Number    Term       Aggregate   of Aggregate   Annualized      Portfolio   Net Effective   Annualized
                                           of       in         Rentable      Leased     Base Rent(in    Annualized     Rent (in    Net Effective
Tenant                                   Leases    Years     Square Feet   Square Feet  thousands)(1)    Base Rent   thousands)(2)     Rent
---------------------------------------- ------- ---------   -----------  ------------  ------------   ------------  ------------- -------------

ZymoGenetics, Inc.                         2       14.4         203,369        3.1%         8,747          5.2%        $  8,742          5.8%

Theravance, Inc.                           2        7.3         170,244        2.6%         6,136          3.7%           5,885          3.9%

Merck & Co., Inc.                          3        5.8         166,007        2.6%         4,452          2.7%           4,203          2.8%

Oscient Pharmaceuticals Corporation        1        6.2          68,460        1.1%         4,442          2.7%           4,346          2.9%

Quest Diagnostics Incorporated             1       12.0         248,186        3.8%         4,341          2.6%           4,340          2.9%

Infinity Pharmaceuticals, Inc.             2        8.0          67,167        1.0%         4,302          2.6%           3,467          2.3%

Telik, Inc.                                1        9.4          91,644        1.4%         3,491          2.1%           3,389          2.3%

Fred Hutchinson Cancer Research Center     2        9.1(3)      111,457        1.7%         3,280          2.0%           3,134          2.1%

Corixa Corporation                         2        1.2(4)       83,880        1.3%         3,147          1.9%           2,784          1.9%

Senomyx, Inc.                              1        2.0          86,962        1.3%         3,021          1.8%           2,888          1.9%

Sunesis Pharmaceuticals, Inc.              1        8.5          53,980        0.8%         2,813          1.7%           2,231          1.5%

Gene Logic Inc.                            3        4.7 (5)     123,041        1.9%         2,804          1.7%           2,065          1.4%

TransForm Pharmaceuticals, Inc.(6)         1        7.7          59,000        0.9%         2,671          1.6%           2,011          1.3%

Amylin Pharmaceuticals, Inc.               2       10.1          86,764        1.3%         2,657          1.6%           2,523          1.7%

Digene Corporation                         1        5.0         109,750        1.7%         2,634          1.6%           1,607          1.1%

Dendreon Corporation                       1        4.0          70,647        1.1%         2,533          1.5%           2,077          1.4%

Bill & Melinda Gates Foundation            1        6.8         121,790        1.9%         2,466          1.5%           2,467          1.6%

Avigen, Inc.                               2        4.9(7)      112,830        1.7%         2,458          1.5%           2,351          1.6%

Acusphere, Inc.                            1        7.0          47,500        0.7%         2,350          1.4%           1,843          1.2%

Biogen Idec Inc.                           1        5.6          74,557        1.2%         2,310          1.4%           1,562          1.0%

                                        -------  ---------   -----------  ------------  ------------  ------------  ------------- -------------
Total/Weighted Average (8):               31        7.7       2,157,235       33.4%        71,055         42.4%       $  63,915         42.5%
                                        =======  =========   ===========  ============  ============  ============  ============= =============

________________

  Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2004 (using rental revenue computed on a straight-line basis in accordance with GAAP).
  Annualized net effective rent is the annualized base rent in effect as of December 31, 2004 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions.
  Amount shown is a weighted average of multiple leases with this tenant for 100,295 rentable square feet and 11,162 rentable square feet with remaining lease terms of 9.9 years and 1.9 years, respectively.
  Amount shown is a weighted average of multiple leases with this tenant for 13,883 rentable square feet and 69,997 rentable square feet with remaining lease terms of 6.8 years and 0.04 years, respectively.
  Amount shown is a weighted average of multiple leases with this tenant for 57,410 rentable square feet, 16,406 rentable square feet and 49,225 rentable square feet with remaining lease terms of 6.1 years, 5.1 years and 2.9 years, respectively.
  In March 2005, TransForm Pharmaceuticals, Inc. announced that it will be acquired by Johnson & Johnson in a transaction expected to close in the second quarter of 2005.
  Amount shown is a weighted average of multiple leases with this tenant for 67,482 rentable square feet and 45,348 rentable square feet with remaining lease terms of 5.9 years and 3.4 years, respectively.
  Weighted average based on percentage of aggregate leased square feet.

Item 3. Legal Proceedings

To our knowledge, no litigation is pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On March 11, 2005, the last reported sales price per share of our common stock was $66.82, and there were approximately 239 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

                                                            Per Share
Period                                   High       Low    Distribution
------                                  ------    ------   ------------
2004
Fourth Quarter........................  $75.24    $65.51      $0.66
Third Quarter.........................  $66.67    $56.50      $0.64
Second Quarter........................  $64.76    $50.88      $0.62
First Quarter.........................  $65.20    $57.30      $0.60

2003
Fourth Quarter........................  $58.99    $48.03      $0.58
Third Quarter.........................  $48.55    $44.34      $0.56
Second Quarter........................  $45.63    $41.61      $0.53
First Quarter.........................  $42.80    $39.81      $0.53

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

The tax treatment of distributions on common stock paid in 2004 is as follows: (1) 76.8% ordinary dividend, (2) 19.8% return of capital, (3) 2.4% capital gain at 15%, and (4) 1.0% Section 1250 capital gain at 25%. The tax treatment of distributions paid in 2003 is as follows: (1) 87.5% ordinary dividend, (2) 3.0% return of capital, (3) 1.7% capital gain at 15%, and (4) 7.8% Section 1250 capital gain at 25%,

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information on securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. See "Item 15. Exhibits, Financial Statement Schedules".

                                                                                             Year Ended December 31,
                                                                            ----------------------------------------------------------
                                                                              2004         2003        2002        2001       2000
                                                                            ----------  ----------  ----------  ----------  ----------
                                                                                 (Dollars in thousands, except per share amounts)
Operating Data:
Total revenue ............................................................  $ 183,284   $ 160,558   $ 142,271  $  120,861   $ 100,122
Total expenses ...........................................................    124,715     112,054     104,000      93,279      76,685
                                                                            ----------  ----------  ----------  ----------  ----------
Income from continuing operations.........................................     58,569      48,504      38,271      27,582      23,437
Income from  discontinued operations, net.................................      1,626      11,139       1,761       2,695       2,572
                                                                            ----------  ----------  ----------  ----------  ----------
Net income................................................................     60,195      59,643      40,032      30,277      26,009

Dividends on preferred stock..............................................     12,595       8,898       8,579       3,666       3,666

Preferred stock redemption charge.........................................      1,876           -           -           -           -
                                                                            ----------  ----------  ----------  ----------  ----------
Net income available to common stockholders...............................  $  45,724   $  50,745   $  31,453   $  26,611   $  22,343
                                                                            ==========  ==========  ==========  ==========  ==========
Basic income per common share:
       Income from continuing operations (net of preferred stock dividends
          and preferred stock redemption charge) .........................  $    2.28   $    2.09   $    1.69   $    1.50   $    1.37
                                                                            ==========  ==========  ==========  ==========  ==========
       Income from discontinued operations, net...........................  $    0.08   $    0.59   $    0.10   $    0.17   $    0.18
                                                                            ==========  ==========  ==========  ==========  ==========
       Net income available to common stockholders........................  $    2.37   $    2.67   $    1.79   $    1.67   $    1.55
                                                                            ==========  ==========  ==========  ==========  ==========

Diluted income per common share:
       Income from continuing operations (net of preferred stock dividends
          and preferred stock redemption charge) .........................  $    2.24   $    2.06   $    1.66   $    1.48   $    1.35
                                                                            ==========  ==========  ==========  ==========  ==========
       Income from discontinued operations, net...........................  $    0.08   $    0.58   $    0.10   $    0.17   $    0.17
                                                                            ==========  ==========  ==========  ==========  ==========
       Net income available to common stockholders........................  $    2.33   $    2.64   $    1.76   $    1.64   $    1.52
                                                                            ==========  ==========  ==========  ==========  ==========

Weighted average shares of common stock outstanding
       Basic .............................................................  19,315,364  18,993,856  17,594,228  15,953,459  14,460,711
                                                                            ==========  ==========  ==========  ==========  ==========
       Diluted ...........................................................  19,658,759  19,247,790  17,859,787  16,208,178  14,699,478
                                                                            ==========  ==========  ==========  ==========  ==========
Cash dividends declared per share of common stock.........................  $    2.52   $    2.20   $    2.00   $    1.84   $    1.72
                                                                            ==========  ==========  ==========  ==========  ==========

                                                                                                   Year Ended December 31,
                                                                           -------------------------------------------------------------------
                                                                              2004           2003         2002          2001         2000
                                                                           ------------  ------------  ------------  -----------  ------------
                                                                                           (Dollars in thousands)
Balance Sheet Data (at year end):
Rental properties - net of accumulated depreciation....................    $ 1,427,853   $   982,297   $   976,422   $   796,626   $   679,653
Total assets ..........................................................    $ 1,872,284   $ 1,272,577   $ 1,159,243   $   962,146   $   780,984
Secured notes payable, unsecured line of credit and unsecured term loan    $ 1,186,946   $   709,007   $   614,878   $   573,161   $   431,256
Total liabilities .....................................................    $ 1,251,811   $   765,442   $   673,390   $   629,508   $   461,832
Stockholders' equity ..................................................    $   620,473   $   507,135   $   485,853   $   332,638   $   319,152

Reconciliation of Net Income to Funds from Operations:
Net income.............................................................    $    60,195   $    59,643   $    40,032   $    30,277   $    26,009
Add:
Depreciation and amortization(1).......................................         42,523        38,901        34,071        30,578        24,251
Impairment of investments..............................................             --            --         2,545            --            --
Subtract:
Dividends on preferred stock...........................................        (12,595)       (8,898)       (8,579)       (3,666)       (3,666)
Preferred stock redemption charge(2)...................................         (1,876)           --            --            --            --
Gain/loss on sales of property(3)......................................         (1,627)       (8,286)           --            --            --
                                                                           ------------  ------------  ------------  ------------  ------------
Funds from operations(4)...............................................    $    86,620   $    81,360   $    68,069   $    57,189   $    46,594
                                                                           ============  ============  ============  ============  ============
Other Data:
Cash flows from operating activities ..................................    $    67,752   $    74,847   $    67,050   $    60,340   $    32,931
Cash flows from investing activities ..................................    $  (450,688)  $  (139,810)  $  (227,840)  $  (192,179)  $  (132,480)
Cash flows from financing activities ..................................    $   381,109   $    66,158   $   162,204   $   131,439   $    98,879
Number of properties owned at year end ................................            112            89            89            83            76
Rentable square feet of properties owned at year end...................      7,431,380     5,694,466     5,765,558     5,338,481     4,885,391
Occupancy of properties owned at year end .............................            87%           88%           89%           89%           91%
Occupancy of properties owned at year end, excluding properties under
   redevelopment.......................................................            95%           94%           96%           99%           98%
  Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").
  During the second quarter of 2004, we elected to redeem the 9.50% Series A cumulative redeemable preferred stock ("Series A preferred stock"). Accordingly, in compliance with Emerging Issues Task Force Topic D-42, we recorded a charge of $1,876,000, or $0.10 per common share (diluted) in the second quarter of 2004 for costs related to the redemption of the Series A preferred stock.
  Gain/loss on sales of property relates to the disposition of a property in the Suburban Washington D.C. market during the first quarter of 2004, the disposition of a property in the Suburban Washington D.C. market during the fourth quarter of 2003, the disposition of a property in the Eastern Massachusetts market during the third quarter of 2003, and the disposition of a property in the San Francisco Bay market during the first quarter of 2003. Gain/loss on sales of property is included in the income statement in income from discontinued operations, net.
  GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the miscorrelation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of Funds From Operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. In 2003, NAREIT issued guidance, which modifies the calculation of FFO for both past and future periods. In accordance with NAREIT's revised guidance, we now include losses from early extinguishment of debt and real estate impairment charges in our calculation of FFO. As such, the reported amounts of FFO for the year ended December 31, 2002 have been modified from those previously reported. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that net income is the most directly comparable GAAP financial measure to FFO. For a more detailed discussion of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The terms "Company", "we", "our" and "us" as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

The following factors, among others, could cause actual results and future events to differ from those set forth or contemplated in the forward-looking statements:

  Changes in general economic conditions or in the real estate and life science industries;
  Risks and uncertainties related to how successful our tenants are in discovering, developing, making or selling their products and technologies;
  Potential liability for damages resulting from our tenant's use of hazardous materials;
  Adverse changes in the annual appropriations received by our government tenants;
  Economic conditions in our markets could adversely affect our business;
  Loss of a tenant could have a negative impact on our business;
  We may have difficulty managing our growth;
  Our debt service obligations may have adverse consequences on our business operations;
  Our unsecured line of credit and unsecured term loan restrict our ability to engage in some business activities;
  Ability to obtain additional capital to further our business objectives;
  Difficulties in identifying properties for acquisition or operating them successfully;
  Risks associated with completing developments and redevelopments;
  Our failure to qualify and maintain our status as a real estate investment trust under the Internal Revenue Code of 1986;
  Losses in excess of our insurance coverage;
  Environmental uncertainties;
  Failure to comply with laws, including the Americans with Disabilities Act and similar laws; and
  Ability to retain our senior executives.

Our success also depends upon economic trends generally and various market conditions. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or, if different, as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

We are a publicly-traded real estate investment trust focused primarily on the ownership, operation, management, acquisition, expansion and selective redevelopment and development of high quality, strategically located properties containing office/laboratory space leased principally to tenants in the life science industry. We refer to these properties as "life science properties".

In 2004, we:

  Acquired 23 properties with an aggregate of approximately 1,630,000 rentable square feet. In addition, we completed the development of a property with an aggregate of approximately 104,000 rentable square feet.
  Expanded our unsecured line of credit from $440 million to $500 million and extended its term to December 2007, which may be further extended at our sole option for an additional one-year period.
  Expanded our unsecured term loan from $150 million to $250 million and extended its term to December 2009.
  Sold one property with approximately 42,000 rentable square feet.
  Completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock ("Series C preferred stock").
  Redeemed all of the outstanding shares of our 9.50% Series A cumulative preferred stock with proceeds from the Series C preferred stock offering.

Our primary source of revenue is rental income and tenant recoveries from leases at the properties we own. Of the 112 properties we owned as of December 31, 2004, four were acquired in 1994, nine in 1996, nine in 1997, 26 in 1998, six in 1999, 11 in 2000, five in 2001, four in 2002, four in 2003 (the "2003 Properties") and 23 in 2004. In addition, we completed the development of one property in 1999, five properties in 2000 (together with the 11 properties acquired in 2000, the "2000 Properties"), two properties in 2001 (together with the five properties acquired in 2001, the "2001 Properties"), two properties in 2002 (together with the four properties acquired in 2002, the "2002 Properties") and one property in 2004 (together with the 23 properties acquired in 2004, the "2004 Properties"). As a result of these acquisition and development activities, as well as our ongoing leasing and redevelopment activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2004 as compared to 2003, and for 2003 as compared to 2002.

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

REIT Compliance

We have elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, and the determination of various factual matters and circumstances not entirely within our control. We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to qualify, and continue to qualify, as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.

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

Rental Properties and Properties Under Development

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", we perform the following procedures when making an allocation of the purchase price of real estate: (1) estimate the value of the real estate as of the acquisition date on an "as if vacant" basis; (2) allocate the "as if vacant" value among land, land improvements, buildings, building improvements, tenant improvements and equipment; (3) calculate the value of the intangibles as the difference between the "as if vacant" value and the purchase price; and (4) allocate the intangible value to above, below and at market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets.

The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life for equipment. The values of above and below market leases are amortized over the life of the related lease and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The values of at-market leases and origination costs are classified as leasing costs, included in other assets on our balance sheets and amortized over the remaining life of the lease.

Rental properties and properties under development are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount of the property. Upon determination that impairment has occurred, a write-down is recorded to reduce the carrying amount of the property to its estimated fair value.

Capitalization of Costs

In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34") and Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project. Pursuant to SFAS 34 and SFAS 67, capitalization of construction and development costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Costs previously capitalized related to abandoned acquisition or development opportunities are written-off. Should development activity cease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

We also capitalize costs directly related and essential to our leasing activities. These costs are amortized on a straight-line basis over the terms of the related leases. Costs that were previously capitalized and which related to unsuccessful leasing opportunities are written-off.

Accounting for Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and are recorded at fair value. Fair value has been determined as the closing trading price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity. The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains included in other income.

Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest. Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and Emerging Issues Task Force Topic D-46, "Accounting for Limited Partnership Investments". Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written-down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, financial condition, prospects for favorable or unfavorable clinical trial results, new product initiatives and/or sales, and new collaborative agreements.

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

All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in reducing our exposure to variable interest rates. Accordingly, we have categorized these instruments as cash flow hedges. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair value of the derivatives used as hedges would be reflected in earnings.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

Recognition of Rental Income

Rental income from leases with scheduled rent increases, free rent and other rent adjustments is recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and deferred rent.

Discontinued Operations

We follow the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in determining whether a property qualifies as an asset "held for sale" and should be classified as "discontinued operations". A property is classified as "held for sale" when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as "held for sale" and its operations are classified as discontinued operations in our consolidated statements of income. When a property is designated as "held for sale", amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as "held for sale". Depreciation of assets is discontinued commencing on the date they are designated as "held for sale".

Results of Operations

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Rental revenues increased by $17.5 million, or 14%, to $143.9 million for 2004 compared to $126.4 million for 2003. The increase resulted primarily from the 2003 Properties being owned for a full year and the addition of the 2004 Properties. Rental revenues from properties operating for a full year during 2004 and 2003 (the "2004 Same Properties") increased by $2.2 million, or 2.2%, primarily due to increases in rental rates and a slight increase in occupancy. The average occupancy level of the 2004 Same Properties was 97.1% as of December 31, 2004, compared to 96.6% as of December 31, 2003.

Tenant recoveries increased by $3.8 million, or 12%, to $35.9 million for 2004 compared to $32.1 million for 2003. The increase resulted primarily from the 2003 Properties being owned for a full year and the addition of the 2004 Properties. Tenant recoveries for the 2004 Same Properties increased by $575,000, or 2.3%, primarily due to increases in certain recoverable operating expenses during 2004.

Other income increased by $1.5 million, or 71%, to $3.5 million for 2004 compared to $2.1 million for 2003, primarily due to an increase in realized gains on investments and from a general increase in miscellaneous sources of income.

Rental operating expenses increased by $5.6 million, or 17%, to $38.4 million for 2004 compared to $32.8 million for 2003. The increase resulted primarily from the 2003 Properties being owned for a full year and the addition of the 2004 Properties. Operating expenses for the 2004 Same Properties increased by $398,000, or 1.6%, primarily due to increases in salaries for property engineers, property taxes and repair and maintenance expenses offset slightly by a decrease in property insurance expenses (substantially all of which are recoverable from our tenants through tenant recoveries).

General and administrative expenses increased by $894,000, or 6%, to $15.1 million for 2004 compared to $14.2 million for 2003, mainly due to compliance with Section 404 of the Sarbanes-Oxley Act, Operation Outreach and general increases in administrative costs. Our Operation Outreach program provides financial assistance to families of activated and deployed soldiers that faced significant financial challenges and had significant financial needs.

Interest expense increased by $2.3 million, or 9%, to $28.7 million for 2004 compared to $26.4 million for 2003. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and to increases in the floating interest rates on our unsecured line of credit and unsecured term loan. These borrowings were utilized to finance the acquisition of the 2003 and 2004 Properties, and the development and redevelopment of properties. The weighted average effective interest rate on these borrowings (not including the effect of interest rate swap agreements) increased from 2.64% as of December 31, 2003 to 3.72% as of December 31, 2004. We have entered into certain swap agreements to hedge a portion of exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured Line of Credit and Unsecured Term Loan").

Depreciation and amortization increased by $3.9 million, or 10%, to $42.5 million for 2004 compared to $38.6 million for 2003. The increase resulted primarily from depreciation associated with the 2003 Properties being owned for a full year and the addition of the 2004 Properties.

Income from discontinued operations of $1.6 million for 2004 reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2003. In connection with this sale, we recorded a gain of approximately $1.6 million during 2004. Income from discontinued operations of $11.1 million for 2003 reflects the results of operations of three properties that were designated as "held for sale" as of December 31, 2002. In connection with the sale of these properties, we recorded a net gain of approximately $8.3 million during 2003.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Rental revenues increased by $14.7 million, or 13%, to $126.4 million for 2003 compared to $111.7 million for 2002. The increase resulted primarily from the 2002 Properties being owned for a full year and the addition of the 2003 Properties. Rental revenues from properties operating for a full year during 2003 and 2002 (the "2003 Same Properties") increased by $1.7 million, or 2.1%, due to increases in rental rates and offset by a slight decrease in occupancy. The average occupancy level of the 2003 Same Properties was 96.7% as of December 31, 2003, compared to 97.2% as of December 31, 2002.

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

Interest expense increased by $1.4 million, or 6%, to $26.4 million for 2003 compared to $25.0 million for 2002. The increase resulted primarily from an increase in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable. These borrowings were utilized to finance the acquisition of the 2002 and 2003 Properties and the development and redevelopment of properties. The increase in interest expense was partially offset by a decrease in the floating interest rate on our unsecured line of credit and unsecured term loan. The weighted average effective interest rate on these borrowings (not including the effect of interest rate swap agreements) decreased from 3.07% as of December 31, 2002 to 2.64% as of December 31, 2003. We have entered into certain swap agreements to hedge a portion of exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured Line of Credit and Unsecured Term Loan").

Depreciation and amortization increased by $5.7 million, or 17%, to $38.6 million for 2003 compared to $32.9 million for 2002. The increase resulted primarily from depreciation associated with the 2002 Properties being owned for a full year and the addition of the 2003 Properties.

Income from discontinued operations of $11.1 million for 2003 reflects the results of operations of three properties that were designated as "held for sale" as of December 31, 2002. In connection with the sale of these properties, we recorded a net gain of approximately $8.3 million during 2003. Income from discontinued operations of $1.8 million for 2002 reflects the results of operations of four properties that have been designated as "held for sale". In connection with these prospective sales, we recorded a non-cash impairment charge of $1,150,000 related to a property in the San Francisco Bay market that could not be redeveloped pursuant to its original strategic objectives. This charge has been included in income from discontinued operations for 2002.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for 2004 decreased by $7.1 million to $67.8 million compared to $74.8 million for 2003. An increase in cash flows from our portfolio of operating properties was offset by a decrease in net cash provided by operating activities primarily from changes in operating assets (tenant security deposits and other restricted cash, deferred rent and other assets).

Net cash used in investing activities for 2004 increased by $310.9 million to $450.7 million compared to $139.8 million for 2003. This increase was primarily due to an increase in property acquisitions, increases in additions to rental properties and properties under development, and a decrease in proceeds from sales of rental properties.

Net cash provided by financing activities for 2004 increased by $315.0 million to $381.1 million compared to $66.2 million for 2003. This increase was primarily due to the net proceeds from our Series C preferred stock offering, increases in borrowings from our unsecured line of credit and unsecured term loan, and an increase in proceeds from secured notes payable. This was partially offset by the redemption of our Series A cumulative redeemable preferred stock.

Off-Balance Sheet Arrangements

As of December 31, 2004, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2004, consist of the following (in thousands):

                                                       Payments by Period
                                          -----------------------------------------------
                               Total          2005     2006-2007   2008-2009   Thereafter
-----------------------------------------------------------------------------------------
Secured notes payable(1)     $   635,432   $  23,227   $ 223,598   $ 157,724   $  230,883

Unsecured line of credit and
  unsecured term loan            548,000          --     298,000     250,000           --

Ground lease obligations          65,346       1,805       3,683       3,801       56,057

Other obligations                  4,814         425       1,277       1,208        1,904
                            ------------  ----------  ----------  ----------  -----------
Total                        $ 1,253,592   $  25,457   $ 526,558   $ 412,733   $  288,844
                            ============  ==========  ==========  ==========  ===========

(1) Excludes unamortized premium of $3.5 million as of December 31, 2004.

Secured notes payable as of December 31, 2004 included 26 notes secured by 54 properties and seven land development parcels.

In December 2004, we amended our unsecured line of credit and our unsecured term loan (see "Unsecured Line of Credit and Unsecured Term Loan " below). The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan expires December 2009.

Ground lease obligations as of December 31, 2004 included leases at seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 28 to 51 years, exclusive of extension options.

In addition to the above, we were committed under the terms of construction contracts to complete the construction of properties under development at a remaining aggregate cost of $18.3 million.

As of December 31, 2004, we were also committed to fund approximately $23.2 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $17.2 million for certain investments.

Tenant Security Deposits and Other Restricted Cash

Tenant security deposits and other restricted cash consist of the following (in thousands):

                                                            December 31,
                                                       ----------------------
                                                          2004         2003
                                                       ----------   ----------
Funds held in trust under the terms of
    certain secured notes payable                      $  11,241    $   8,665

Security deposit funds based on the terms
    of certain lease agreements                            2,045        2,029

Other funds held in escrow                                 4,383          363
                                                       ----------   ----------
                                                       $  17,669    $  11,057
                                                       ==========   ==========

Secured Debt

Secured debt as of December 31, 2004, consists of the following (dollars in thousands):

                                                                            December 31,
                                                                       ---------------------
                                                                          2004       2003
                                                                       ---------- ----------
Secured debt, interest rates varying from 3.69% to 8.71%,
   (weighted average effective interest rate of 6.12% and 7.06%       $  635,432  $  319,755
    at December 31, 2004 and 2003, respectively), maturity
    dates ranging from September 2005 to August 2021
Unamortized premiums                                                       3,514         252
                                                                      ----------- ----------
Total secured debt                                                    $  638,946  $  320,007
                                                                      =========== ==========

Our secured notes payable generally require monthly payments of principal and interest. The total book value of properties securing debt was $776,342,000 and $369,731,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, our secured notes payable were comprised of $437.2 million and $201.7 million of fixed and variable rate debt, respectively, compared to $297.5 million and $22.5 million of fixed and variable rate debt, respectively, at December 31, 2003.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of December 31, 2004 (in thousands):

                                                    Weighted
                                                    Average
                   Year             Amount       Interest Rate(1)
            ------------------    -----------    ---------------

                  2005             $   23,227          5.67%
                  2006                206,889          5.69%
                  2007                 16,709          6.35%
                  2008                115,514          6.30%
                  2009                 42,210          6.89%
               Thereafter             230,883          6.90%
                                  -----------    ---------------
            Subtotal                  635,432          6.12%
            Unamortized premium         3,514    ===============
                                  -----------
                                   $  638,946
                                  ===========
  The weighted average interest rate is calculated based on the outstanding debt as of January 1st of each year.

Unsecured Line of Credit and Unsecured Term Loan

In December 2004, we amended our unsecured line of credit to increase our borrowing capacity from $440 million to $500 million. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of December 31, 2004, we had borrowings of $298.0 million outstanding on the unsecured line of credit with a weighted average interest rate of 3.72%.

In December 2004, we amended our unsecured term loan to increase the loan from $150 million to $250 million. The unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two three or six months. The unsecured term loan expires in December 2009. As of December 31, 2004, we had borrowings of $250.0 million outstanding on the unsecured term loan with a weighted average interest rate of 3.72%.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $750 million. Under these provisions as of December 31, 2004, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $666 million. Under the amended and restated unsecured line of credit and unsecured term loan, we have an option to increase our maximum available commitment by an additional $100 million.

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

The following table summarizes our interest rate swap agreements as of December 31, 2004 (dollars in thousands):

                                     Notional     Effective at     Interest     Termination        Fair
Transaction Dates  Effective Dates   Amounts   December 31, 2004   Pay Rates       Dates          Values
---------------- ----------------   ---------  -----------------   ---------  ----------------  ---------

July 2002          January 1, 2003     25,000  $     25,000          3.855%     June 30, 2005    $  (142)

July 2002          January 1, 2003     25,000        25,000          3.865%     June 30, 2005       (143)

November 2002      June 1, 2003        25,000        25,000          3.115%    December 31, 2005     (31)

November 2002      June 1, 2003        25,000        25,000          3.155%    December 31, 2005     (41)

December 2002      January 2, 2003     25,000        25,000          3.285%     June 30, 2006        (35)

December 2002      January 2, 2003     25,000        25,000          3.285%     June 30, 2006        (35)

December 2003      December 31, 2004   50,000        50,000          3.000%    December 30, 2005      (4)

December 2003      December 30, 2005   50,000         --             4.150%    December 29, 2006    (219)

December 2003      December 29, 2006   50,000         --             5.090%     October 31, 2008    (795)

March 2004         December 31, 2004   25,000        25,000          2.956%    December 31, 2006     186

March 2004         December 31, 2004   25,000        25,000          2.956%    December 31, 2006     186

April 2004         April 30, 2004      50,000        50,000          1.550%     April 29, 2005       173

April 2004         April 29, 2005      50,000         --             3.140%     April 28, 2006        81

April 2004         April 28, 2006      50,000         --             4.230%     April 30, 2007      (205)

April 2004         April 30, 2007      50,000         --             4.850%     April 30, 2008      (333)

June 2004          June 30, 2005       50,000         --             4.343%     June 30, 2007       (679)

December 2004      December 31, 2004   50,000        50,000          3.590%    January 2, 2008       (57)

December 2004      January 3, 2006     50,000         --             3.927%     July 1, 2008           3
                                               -----------------                                 --------
Total Interest Rate Swap Agreements in         $    350,000                                      $(2,090)
   Effect at December 31, 2004                 =================                                 ========

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

As of December 31, 2004 and 2003, our interest rate swap agreements have been classified at their fair values of approximately $2.1 million and $6.3 million, respectively, in accounts payable, accrued expenses and tenant security deposits in our consolidated balance sheets. The offsetting adjustments of $2.1 million and $6.3 million, respectively, were reflected as deferred losses in accumulated other comprehensive income (loss) in the stockholders' equity section of our consolidated balance sheets. Balances in accumulated other comprehensive income (loss) are recognized in earnings as swap payments are made.

Other Resources and Liquidity Requirements

In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters' discounts and other offering costs).

In December 2004, we amended and restated our existing unsecured line of credit and unsecured term loan. The maximum permitted borrowings under the unsecured line of credit and unsecured term loan increased to $500 million and $250 million, respectively. We may in the future elect to increase commitments under the unsecured line of credit by up to an additional $100 million.

We expect to continue meeting our short-term liquidity and capital requirements generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make distributions necessary to continue qualifying as a REIT. We also believe that net cash provided by operating activities will be sufficient to fund recurring non- revenue enhancing capital expenditures, tenant improvements and leasing commissions.

We expect to meet certain long-term liquidity requirements, such as for property acquisitions, property development and redevelopment activities, scheduled debt maturities, expansions and other non-recurring capital improvements, through net cash provided by operating activities, long-term secured and unsecured indebtedness, including borrowings under the unsecured line of credit and unsecured term loan, and the issuance of additional debt and/or equity securities.

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

Capital Expenditures, Tenant Improvements and Leasing Costs

The following table shows total and weighted average per square foot property-related capital expenditures, tenant improvements and leasing costs (all of which are added to the basis of the properties) related to our life science properties (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, attributable to leases that commenced at our properties after our acquisition.

                                      Total/
                                     Weighted
                                      Average       2004           2003            2002          2001         2000
                                    -----------  -----------    -----------     ----------    ----------   ----------
Capital expenditures:
   Major capital expenditures(1)    $5,974,000   $2,628,000(2)  $1,632,000(3)   $  959,000     $  616,000   $  139,000
   Recurring capital expenditures   $4,821,000   $1,243,000     $  853,000      $1,472,000(4)  $  614,000   $  639,000
   Weighted average square feet
     in portfolio                   26,912,194    6,123,807      5,708,635       5,499,660      5,131,176    4,448,916
   Per weighted average square
     foot in portfolio
   Major capital expenditures(1)    $     0.22   $     0.43(2)   $    0.29(3)    $    0.17      $    0.12    $    0.03
   Recurring capital expenditures   $     0.18   $     0.20      $    0.15       $    0.27(4)   $    0.12    $    0.14

Tenant improvements and leasing
costs:
  Retenanted space(5)
    Tenant improvements and
      leasing costs                 $5,363,000   $  713,000      $2,890,000      $  498,000     $ 466,000    $  796,000
    Retenanted square feet             973,391      142,814         248,488         318,642       151,161(5)    112,286(5)
    Per square foot leased of
      retenanted space              $     5.51   $     4.99      $    11.63      $     1.56     $    3.08    $     7.09

  Renewal space
    Tenant improvements and
      leasing costs                 $2,143,000   $  937,000      $  105,000      $  526,000     $ 451,000    $  124,000
    Renewal square feet              1,751,822      558,874         271,236         255,978       432,717       233,017
    Per square foot leased of
      renewal space                 $     1.22   $     1.68      $     0.39      $     2.05     $    1.04     $    0.53
  Major capital expenditures consist of roof replacements and HVAC systems that are typically identified and considered at the time a property is acquired. Major capital expenditures also include one-time costs related to the implementation of our national branding and signage program. Major capital expenditures for 2004 include a one-time HVAC system upgrade at one property totaling $1,551,000 ($0.25 per square foot in portfolio). Major capital expenditures for 2003 include $1,072,000 ($0.19 per square foot in portfolio) in one-time costs related to the implementation of our national branding and signage program. Recurring capital expenditures for 2002 include $552,000 ($0.10 per square foot in portfolio) related to a fully leased property in San Diego, California that underwent substantial renovation in 2002. Excludes space that has undergone redevelopment before retenanting.

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

Inflation

As of December 31, 2004 and 2003, approximately 83% and 88%, respectively, of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. The decrease in tripe net leases from 2003 to 2004 is primarily due to gross leases added to the portfolio from properties acquired in 2004. Gross leases are generally converted to triple net leases upon renewal or rollover. In addition, as of December 31, 2004, approximately 7% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the miscorrelation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of Funds From Operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. In 2003, NAREIT issued guidance which modifies the calculation of FFO for both past and future periods. In accordance with NAREIT's revised guidance, we now include losses from early extinguishment of debt and real estate impairment charges in our calculation of FFO. As such, the reported amounts of FFO for the year ended December 31, 2002 have been modified from those previously reported. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Liquidity and Capital Resources - Cash Flows" above for information regarding these measures of cash flow.) We believe that net income is the most directly comparable GAAP financial measure to FFO.

The following table presents a reconciliation of net income to funds from operations for the years ended December 31, (in thousands):

                                           Year Ended December 31,
                                          ------------------------
                                             2004         2003
                                          -----------  -----------

Net income                                $   60,195   $   59,643
Add:
   Depreciation and amortization(1)           42,523       38,901
Less:
   Dividends on preferred stock              (12,595)      (8,898)
   Preferred stock redemption charge(2)       (1,876)          --
   Gain/loss on sales of property(3)          (1,627)      (8,286)
                                          -----------  -----------
Funds from operations                     $   86,620   $   81,360
                                          ===========  ===========
  Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").
  During the second quarter of 2004, we elected to redeem the 9.50% Series A cumulative redeemable preferred stock. Accordingly, in compliance with Emerging Issues Task Force Topic D-42, we recorded a charge of $1,876,000, or $0.10 per common share (diluted) in the second quarter of 2004 for costs related to the redemption of the Series A preferred stock.
  Gain/loss on sales of property relates to the disposition of a property in the Suburban Washington D.C. market during the first quarter of 2004, the disposition of a property in the Suburban Washington D.C. market during the fourth quarter of 2003, the disposition of a property in the Eastern Massachusetts market during the third quarter of 2003, and the disposition of a property in the San Francisco Bay market during the first quarter of 2003. Gain/loss on sales of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our operating property portfolio as of December 31, 2004 (dollars in thousands):

                                      Number of    Rentable     Annualized
                                      Operating     Square         Base        Occupancy
                                      Properties     Feet          Rent        Percentage
                                      ----------  -----------  -----------     ----------

California - Pasadena                       1         31,343    $     524          62.2%(1)
California - San Diego                     21      1,007,571       28,171          96.3%
California - San Francisco Bay             10        642,578       19,940         100.0%
Eastern Massachusetts                      13        710,794       21,251          89.2%
New Jersey/Suburban Philadelphia            7        458,623        7,820         100.0%
Southeast                                   6        340,994        5,439          81.8%(1)
Suburban Washington D.C.                   28      2,203,252       40,073          95.2%
Washington - Seattle                        9        740,503       24,806          99.9%
                                      ---------- -----------   -----------     ----------
Total                                      95      6,135,658    $ 148,024          95.2%(2)
                                      ========== ===========   ===========     ==========
  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes 17 properties under full or partial redevelopment. Including properties under full or partial redevelopment, occupancy as of December 31, 2004 was 87.0%.

The following table summarizes certain information with respect to the lease expirations of our properties as of December 31, 2004:

                             Square     Percentage of     Annualized Base
 Year of      Number of    Footage of     Aggregate       Rent of Expiring
  Lease       Expiring      Expiring    Portfolio Leased    Leases (per
Expiration     Leases        Leases      Square Feet       square foot)
----------   -----------   ----------   --------------    ---------------

2005             74 (1)     471,854           7.3%            $25.58
2006             44         880,169          13.6%            $24.43
2007             26         660,500          10.2%            $24.50
2008             17         409,580           6.3%            $26.78
2009             20         516,954           8.0%            $21.95
Thereafter       68       3,527,566          54.6%            $27.04

(1) Includes 22 month-to-month leases for approximately 39,000 square feet.

The following table is a summary of our lease activity for the year ended December 31, 2004, computed on a Cash Basis and on a GAAP Basis:

                                                                               TI's/Lease
                                                                                  Rental      Commissions    Average
                                      Number     Square     Expiring     New       Rate           Per         Lease
                                     of Leases   Footage     Rates      Rates     Changes     Square Foot     Terms
                                    ----------- ---------   ---------  --------- ---------    ------------  -----------
Leasing Activity

Lease Expirations
    Cash Basis                          81      1,160,728     $24.24       --          --          --            --
    GAAP Basis                          81      1,160,728     $25.23       --          --          --            --
Renewed/Releasable Space Leased
    Cash Basis                          40        701,688     $23.84     $24.69       3.6%       $ 2.35       4.7 Years
    GAAP Basis                          40        701,688     $25.26     $27.46       8.7%       $ 2.35       4.7 Years
Month-to-Month Leases In Effect
    Cash Basis                          22         39,115     $19.56     $19.58       0.1%         --            --
    GAAP Basis                          22         39,115     $19.50     $19.58       0.4%         --            --

Redeveloped/Developed/
Vacant Space Leased
    Cash Basis                          38        444,231         --     $24.34        --        $18.06       7.7 Years
    GAAP Basis                          38        444,231         --     $28.91        --        $18.06       7.7 Years

Leasing Activity Summary

Excluding Month-to-Month Leases
    Cash Basis                          78      1,145,919         --     $24.55        --        $ 8.44       5.9 Years
    GAAP Basis                          78      1,145,919         --     $28.02        --        $ 8.44       5.9 Years

Including Month-to-Month Leases
    Cash Basis                         100      1,185,034         --     $24.39        --          --            --
    GAAP Basis                         100      1,185,034         --     $27.74        --          --            --

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, December 31, 2004 and 2003, we estimate that a 1% increase in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $2.0 million and $1.4 million, respectively. We further estimate that a 1% decrease in interest rates on our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on December 31, 2004 and 2003, would increase annual future earnings and cash flows by approximately $2.0 million and $1.4 million, respectively. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $27.2 million and $15.3 million at December 31, 2004 and 2003, respectively. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $28.4 million and $16.4 million at December 31, 2004 and 2003, respectively.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2004 and 2003 . These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. In 2002, we recorded non-cash impairment charges of $2,545,000 to write- down certain investments for which we deemed the decline in fair value to be other than temporary. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2004 and 2003 would decrease their fair value by approximately $6.7 million and $4.7 million, respectively.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included as a separate section in this Annual Report on Form 10-K. See "Item 15. Exhibits, Financial Statement Schedules".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2004 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control - Integrated Framework". Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the next page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 4, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2005 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the "2005 Proxy Statement") under the caption "Board of Directors, Executive Officers and Senior Management".

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2005 Proxy Statement under the caption "Board of Directors, Executive Officers and Senior Management - Executive Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information on the Company's equity compensation plan as of December 31, 2004:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	607,331	$35.36	218,790

The other information required by this Item is incorporated herein by reference from our 2005 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders".

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2005 Proxy Statement under the caption "Fees Billed by Independent Registered Public Accountants".

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)(1) and (2) Financial Statements and Schedules

The financial statements and schedules required by this Item are included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

(a)(3) See Exhibits and Index to Exhibits below.

    Exhibits and Index to Exhibits
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
4.3 *

Specimen certificate representing shares of 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria's current report on Form 8-A filed with the Commission on February 17, 2002

4.4 *

Specimen certificate representing shares of 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria's current report on Form 8-A filed with the Commission on June 28, 2004

10.1 * (1)

Second Amendment to Executive Employment Agreement and General and Special Release by and between Alexandria and Jerry M. Sudarsky, dated May 30, 1997, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 31, 1998

10.2 * (1)

Amended and Restated Executive Employment Agreement between Alexandria and Joel S. Marcus, dated January 5, 1994, and amended as of March 28, 1997, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 31, 1998

10.3 * (1)

Executive Employment Agreement between Alexandria and James H. Richardson, dated July 31, 1997, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 14, 1997

10.4 * (1)

Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated May 20, 1998, filed as an exhibit to Alexandria's quarterly report on Form 10-Q/A filed with the Commission on August 18, 1998

10.5 * (1)

Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated August 31, 1999, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.6 * (1)

Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated April 20, 1998, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 15, 1999

10.7 * (1)

Amendment to Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated August 31, 1999, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.8 * (1)	Employment Letter Agreement between Alexandria and Tom Andrews, dated June 1, 1999, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999
10.9 * (1)

Amended and Restated 1997 Stock Award and Incentive Plan of Alexandria, dated December 29, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002

10.10 * (1)

Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.11 * (1)

Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.12 * (1)

Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.13 * (1)

Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.14 * (1)

Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.15 *

Fourth Amended and Restated Revolving Loan Agreement, dated as of November 3, 2003, among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc. and JP Morgan Securities, Inc., as Co-Lead Arrangers, JP Morgan Securities, Inc. and Societe Generale, as Co- Syndication Agents, CommerzBank AG, New York and Grand Cayman Branches and KeyBank National Association, as Co-Documentation Agents and Eurohypo AG, New York Branch, as Senior Managing Agent, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 15, 2004

10.16 * (1)

Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Joel S. Marcus, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.17 * (1)

Amendment to Executive Employment Agreement between Alexandria and James H. Richardson, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.18 * (1)

Second Amendment to Amended and Restated Executive Employment Agreement between Alexandria and Peter J. Nelson, dated September 4, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.19 * (1)

Amended and Restated Executive Employment Agreement between Alexandria and Vincent R. Ciruzzi, dated June 27, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 30, 2001

10.20 *

Term Loan Agreement among Alexandria, the Operating Partnership, ARE-QRS Corp., ARE Acquisitions, LLC, the Other Borrowers Then or Thereafter a Party Thereto, the Banks therein named, the Other Banks Which May Become Parties Thereto, Fleet National Bank, as Managing Agent, and Fleet Securities, Inc., as Arranger, dated October 17, 2001, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002

10.21 * (1)
Alexandria's 2000 Deferred Compensation Plans, effective December 1, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002

10.22 *
Term Loan Agreement, dated as of November 3, 2003, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc. and Commerzbank AG, New York and Grand Cayman Branches, as Co-Lead Arrangers, Commerzbank AG, New York and Grand Cayman Branches, as Syndication Agent, J.P. Morgan Chase Bank and Bank One, NA, as Co-Documentation Agents, Keybank National Association and Societe Generale, as Co-Managing Agents, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 15, 2004

10.23
Amended and Restated Credit Agreement as of December 22, 2004, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Bank of America, N.A. as Administrative Agent, Citcorp North America, Inc. and Commerzbank AG New York and Grand Cayman Branches, as Co-Syndication Agents, Societe Generale and Eurohypo AG, New York Branch, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners

10.24 (1)	Summary of Director Compensation Arrangements
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1	Alexandria Real Estate Equities, Inc. Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K)
21.1	List of Subsidiaries of Alexandria
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated March 16, 2005	By: /s/ JOEL S. MARCUS Joel S. Marcus Chief Executive Officer

KNOW ALL THOSE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry M. Sudarsky and Joel S. Marcus, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JERRY M. SUDARSKY Jerry M. Sudarsky	Chairman of the Board of Directors	March 14, 2005
/s/ JOEL S. MARCUS Joel S. Marcus	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005
/s/ JAMES H. RICHARDSON James H. Richardson	President and Director	March 15, 2005
/s/ DEAN A. SHIGENAGA Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ RICHARD H. KLEIN Richard H. Klein	Director	March 14, 2005
/s/ RICHARD B. JENNINGS Richard B. Jennings	Director	March 14, 2005
/s/ ALAN G. WALTON Alan G. Walton	Director	March 15, 2005
/s/ RICHMOND A. WOLF Richmond A. Wolf	Director	March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 4, 2005

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

                                                                  December 31,
                                                            -------------------------
                                                                2004        2003
                                                            -----------   -----------
                          Assets
Rental properties, net                                      $1,427,853    $  982,297
Properties under development                                   252,249       153,379
Cash and cash equivalents                                        3,158         4,985
Tenant security deposits and other restricted cash              17,669        11,057
Tenant receivables                                               2,542         1,969
Deferred rent                                                   43,166        31,503
Investments                                                     67,419        47,126
Other assets                                                    58,228        40,261
                                                            -----------   -----------
Total assets                                                $1,872,284    $1,272,577
                                                            ===========   ===========

           Liabilities and Stockholders' Equity
Secured notes payable                                       $  638,946    $  320,007
Unsecured line of credit and unsecured term loan               548,000       389,000
Accounts payable, accrued expenses and tenant security
  deposits                                                      48,581        43,408
Dividends payable                                               16,284        13,027
                                                            -----------   -----------
                                                             1,251,811       765,442

Commitments and contingencies

Stockholders' equity:
   9.50% Series A cumulative redeemable preferred
     stock, $0.01 par value per share, 1,610,000
     shares authorized; 1,543,500 shares issued and
     outstanding at December 31, 2003; $25.00
     liquidation value                                                -       38,588
   9.10% Series B cumulative redeemable preferred
     stock, $0.01 par value per share, 2,300,000
     shares authorized; 2,300,000 shares issued and
     outstanding at December 31, 2004 and 2003; $25.00
     liquidation value                                          57,500        57,500
   8.375% Series C cumulative redeemable preferred
     stock, $0.01 par value per share, 5,750,000
     shares authorized; 5,185,500 shares issued and
     outstanding at December 31, 2004; $25.00
     liquidation value                                         129,638             -
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 19,594,418 and 19,264,023 shares
     issued and outstanding at December 31, 2004
     and 2003, respectively                                        196           193
   Additional paid-in capital                                  421,835       409,926
   Deferred compensation                                        (7,807)       (2,232)
   Retained earnings                                             5,267         8,635
   Accumulated other comprehensive income (loss)                13,844        (5,475)
                                                            -----------   -----------
Total stockholders' equity                                     620,473       507,135
                                                            -----------   -----------
Total liabilities and stockholders' equity                  $1,872,284    $1,272,577
                                                            ===========   ===========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

                                                             Year Ended December 31,
                                                     --------------------------------------
                                                        2004          2003          2002
                                                     -----------   -----------   -----------
Revenues
   Rental                                            $  143,879    $  126,414    $  111,694
   Tenant recoveries                                     35,864        32,076        29,020
   Other income                                           3,541         2,068         1,557
                                                     -----------   -----------   -----------
                                                        183,284       160,558       142,271
Expenses
   Rental operations                                     38,417        32,794        29,135
   General and administrative                            15,105        14,211        13,436
   Interest                                              28,670        26,416        24,984
   Depreciation and amortization                         42,523        38,633        32,898
   Impairment of investments                                  -             -         2,545
   Loss on early extinguishment of debt                       -             -         1,002
                                                     -----------   -----------   -----------
                                                        124,715       112,054       104,000
                                                     -----------   -----------   -----------
Income from continuing operations                        58,569        48,504        38,271

Income from discontinued operations, net                  1,626        11,139         1,761
                                                     -----------   -----------   -----------
Net income                                           $   60,195    $   59,643    $   40,032

Dividends on preferred stock                             12,595         8,898         8,579

Preferred stock redemption charge                         1,876             -             -
                                                     -----------   -----------   -----------
Net income available to common stockholders          $   45,724    $   50,745    $   31,453
                                                     ===========   ===========   ===========
Basic income per common share:
   Income from continuing operations (net of
      preferred stock dividends and preferred
      stock redemption charge)                        $   2.28      $   2.09      $   1.69
                                                      =========     =========     =========
   Income from discontinued operations, net           $   0.08      $   0.59      $   0.10
                                                      =========     =========     =========
   Net income available to common stockholders        $   2.37      $   2.67      $   1.79
                                                      =========     =========     =========
Diluted income per common share:
   Income from continuing operations (net of
      preferred stock dividends and preferred
      stock redemption charge)                        $   2.24      $   2.06      $   1.66
                                                      =========     =========     =========
   Income from discontinued operations, net           $   0.08      $   0.58      $   0.10
                                                      =========     =========     =========
   Net income available to common stockholders        $   2.33      $   2.64      $   1.76
                                                      =========     =========     =========

Weighted average shares of common stock outstanding:
   Basic                                             19,315,364    18,993,856    17,594,228
                                                     ===========   ===========   ===========
   Diluted                                           19,658,759    19,247,790    17,859,787
                                                     ===========   ===========   ===========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

                                                                                                                                                            Accumulated
                                                                Series A   Series B   Series C   Number of            Additional                               Other
                                                               Preferred  Preferred  Preferred    Common     Common    Paid-In    Deferred      Retained    Comprehensive
                                                                 Stock      Stock      Stock      Shares      Stock    Capital   Compensation   Earnings    Income (Loss)    Total
                                                               ---------- ---------- ---------- -----------  -------  ----------  -----------  -----------  ------------  ----------
Balance at December 31, 2001                                   $  38,588          -          -  16,354,541   $  163   $ 301,818   $   (1,782)  $        -   $    (6,149)  $ 332,638
   Net income                                                          -          -          -           -        -           -            -       40,032             -      40,032
   Reclassification adjustment                                         -          -          -           -        -           -            -            -            96          96
   Unrealized loss on marketable securities                            -          -          -           -        -           -            -            -          (712)       (712)
   Unrealized loss on swap agreements                                  -          -          -           -        -           -            -            -        (2,059)     (2,059)
                                                                                                                                                                           ----------
   Comprehensive income                                                -          -          -           -        -           -            -            -             -      37,357
   Issuance of common stock, net of offering costs                     -          -          -   2,418,970       25      97,521            -            -             -      97,546
   Issuance of Series B preferred stock, net of offering costs         -     57,500          -           -        -      (2,371)           -            -             -      55,129
   Stock compensation expense                                          -          -          -      76,075        1       3,642       (3,643)           -             -           -
   Amortization of stock compensation expense                          -          -          -           -        -           -        3,993            -             -       3,993
   Exercise of stock options                                           -          -          -     124,371        1       3,693            -            -             -       3,694
   Dividends declared on preferred stock                               -          -          -           -        -           -            -       (8,625)            -      (8,625)
   Dividends declared on common stock                                  -          -          -           -        -      (4,472)           -      (31,407)            -     (35,879)
                                                               ---------- ---------- ---------- -----------  -------  ----------  -----------  -----------  ------------  ----------
Balance at December 31, 2002                                      38,588     57,500          -  18,973,957      190     399,831       (1,432)           -        (8,824)    485,853
   Net income                                                          -          -          -           -        -           -            -       59,643             -      59,643
   Unrealized gain on marketable securities                            -          -          -           -        -           -            -            -           610         610
   Unrealized gain on swap agreements                                  -          -          -           -        -           -            -            -         2,739       2,739
                                                                                                                                                                          ----------
   Comprehensive income                                                -          -          -           -        -           -            -            -             -      62,992
   Stock compensation expense                                          -          -          -      92,483        1       4,153       (4,154)           -             -           -
   Amortization of stock compensation expense                          -          -          -           -        -           -        3,354            -             -       3,354
   Exercise of stock options                                           -          -          -     197,583        2       5,942            -            -             -       5,944
   Dividends declared on preferred stock                               -          -          -           -        -           -            -       (8,898)            -      (8,898)
   Dividends declared on common stock                                  -          -          -           -        -           -            -      (42,110)            -     (42,110)
                                                               ---------- ---------- ---------- -----------  -------  ----------  -----------  -----------  ------------  ----------
Balance at December 31, 2003                                      38,588     57,500          -  19,264,023      193     409,926       (2,232)       8,635        (5,475)    507,135
   Net income                                                          -          -          -           -        -           -            -       60,195             -      60,195
   Unrealized gain on marketable securities                            -          -          -           -        -           -            -            -        15,110      15,110
   Unrealized gain on swap agreements                                  -          -          -           -        -           -            -            -         4,209       4,209
                                                                                                                                                                          ----------
   Comprehensive income                                                -          -          -           -        -           -            -            -             -      79,514
   Issuance of Series C preferred stock, net of offering costs         -          -    129,638           -        -      (5,629)           -            -             -     124,009
   Redemption of Series A preferred stock                        (38,588)         -          -           -        -       1,876            -       (1,876)            -     (38,588)
   Stock compensation expense                                          -          -          -     130,143        1       8,731       (8,732)           -             -           -
   Amortization of stock compensation expense                          -          -          -           -        -           -        3,157            -             -       3,157
   Exercise of stock options                                           -          -          -     200,252        2       6,931            -            -             -       6,933
   Dividends declared on preferred stock                               -          -          -           -        -           -            -      (12,595)            -     (12,595)
   Dividends declared on common stock                                  -          -          -           -        -           -            -      (49,092)            -     (49,092)
                                                               ---------- ---------- ---------- -----------  -------  ----------  -----------  -----------  ------------  ----------
Balance at December 31, 2004                                   $       -  $  57,500  $ 129,638  19,594,418   $  196   $ 421,835   $   (7,807)  $    5,267   $    13,844  $  620,473
                                                               ========== ========== ========== ===========  =======  ==========  ===========  ===========  ============  ==========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

                                                                                  Year Ended December 31,
                                                                         -------------------------------------
                                                                            2004         2003         2002
                                                                         -----------  -----------  -----------
Operating Activities
Net income                                                               $   60,195  $    59,643  $    40,032
Adjustments to reconcile net income to net cash
     provided by operating activities:
Loss on early extinguishment of debt                                              -            -        1,002
Non-cash impairment charges                                                       -            -        3,695
Net gain on sales of property                                                (1,627)      (8,286)           -
Depreciation and amortization                                                42,523       38,901       34,071
Amortization of loan fees and costs                                           2,374        2,133        2,379
Amortization of premiums on secured notes payable                              (161)        (290)        (360)
Stock compensation expense                                                    2,470        2,734        3,651
Changes in operating assets and liabilities:
     Tenant security deposits and other restricted cash                      (6,612)      (3,037)       3,508
     Tenant receivables                                                        (573)         672          482
     Deferred rent                                                          (11,671)      (6,826)      (5,470)
     Other assets                                                           (18,261)     (10,828)     (12,942)
     Accounts payable, accrued expenses and tenant
        security deposits                                                      (905)          31       (2,998)
                                                                         -----------  -----------  -----------
Net cash provided by operating activities                                    67,752       74,847       67,050

Investing Activities
Purchase of rental properties                                              (251,091)     (48,729)    (103,295)
Proceeds from sales of rental properties                                      5,454       42,376            -
Additions to rental properties                                              (70,248)     (48,264)     (61,695)
Additions to properties under development                                  (129,620)     (78,327)     (48,479)
Additions to investments, net                                                (5,183)      (6,866)     (14,371)
                                                                         -----------  -----------  -----------
Net cash used in investing activities                                      (450,688)    (139,810)    (227,840)

Financing Activities
Proceeds from secured notes payable                                         198,400       64,667       44,663
Net proceeds from issuances of common stock                                       -            -       97,546
Proceeds from issuance of preferred stock                                   124,009            -       55,129
Redemption of Series A preferred stock                                      (38,588)           -            -
Proceeds from exercise of stock options                                       7,094        5,941        3,693
Net borrowings from unsecured line
     of credit and unsecured term loan                                      159,000       51,000       10,000
Principal reductions of secured notes payable                               (10,376)      (6,125)     (13,427)
Proceeds from repayment of note receivable                                        -            -        6,000
Dividends paid on common stock                                              (47,333)     (40,427)     (33,912)
Dividends paid on preferred stock                                           (11,097)      (8,898)      (7,488)
Repurchase of common stock                                                        -            -            -
                                                                         -----------  -----------  -----------
Net cash provided by financing activities                                   381,109       66,158      162,204
                                                                         -----------  -----------  -----------
Net (decrease) increase in cash and cash equivalents                         (1,827)       1,195        1,414
Cash and cash equivalents at beginning of year                                4,985        3,790        2,376
                                                                         -----------  -----------  -----------
Cash and cash equivalents at end of year                                 $    3,158   $    4,985   $    3,790
                                                                         ===========  ===========  ===========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized      $   28,714   $   28,143   $   28,130
                                                                         ===========  ===========  ===========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Background

As used in this Form 10-K, references to the "Company", "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing office/laboratory space. We refer to these properties as "life science properties." Our life science properties are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product, service, biodefense, educational and translational medicine institutions/entities, as well as related government agencies. As of December 31, 2004, our portfolio consisted of 112 properties in nine states with approximately 7.4 million rentable square feet of office/laboratory space, compared to 89 properties in nine states with approximately 5.7 million rentable square feet of office/laboratory space as of December 31, 2003.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

                                        December 31,
                                  -----------------------
                                       2004        2003
                                  -----------  ----------
Unrealized gain on marketable
   securities                     $   15,934   $     824
Unrealized loss on interest rate
   swap agreements                    (2,090)     (6,299)
                                  -----------  ----------
                                  $   13,844   $  (5,475)
                                  ===========  ==========

Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and are recorded at fair value. Fair value has been determined as the closing trading price at the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders' equity. The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with realized gains and losses included in other income in the accompanying consolidated statements of income.

Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest. Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Emerging Issues Task Force Topic D-46, "Accounting for Limited Partnership Investments" ("EITF Topic D-46"). Under the equity method we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written-down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

Rental Properties and Properties Under Development

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", we perform the following procedures when making an allocation of the purchase price of real estate: (1) estimate the value of the real estate as of the acquisition date on an "as if vacant" basis; (2) allocate the "as if vacant" value among land, land improvements, buildings, building improvements, tenant improvements and equipment; (3) calculate the value of the intangibles as the difference between the "as if vacant" value and the purchase price; and (4) allocate the intangible value to above, below and at market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets.

The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life for equipment. The values of above and below market leases are amortized over the life of the related lease and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The values of at-market leases and origination costs are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining life of the lease.

Rental properties and properties under development are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount of the property. Upon determination that impairment has occurred, a write-down is recorded to reduce the carrying amount of the property to its estimated fair value.

In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34") and Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project. Pursuant to SFAS 34 and SFAS 67, capitalization of construction and development costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Costs previously capitalized related to abandoned acquisition or development opportunities are written-off. Should development activity cease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we classify a property as "held for sale" when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property, (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary, (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated, (4) the sale of the property is probable and is expected to be completed within one year, (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When the property is classified as "held for sale", its operations are classified as discontinued operations in our consolidated statements of income. When a property is designated as "held for sale", amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as "held for sale". Depreciation of assets is discontinued commencing on the date they are designated as "held for sale".

As of December 31, 2004, we had no properties designated as "held for sale" in accordance with SFAS 144. As of December 31, 2003, we had one property designated as "held for sale". This property was sold during the first quarter of 2004. During the year ended December 31, 2003, we sold three properties, two of which were designated as "held for sale" as of December 31, 2002. See Note 13, Discontinued Operations.

Tenant Security Deposits and Other Restricted Cash

Tenant security deposits and other restricted cash consists of the following (in thousands):

                                                  December 31,
                                           --------------------------
                                              2004          2003
                                           -----------  -------------
Funds held in trust under the terms
  of certain secured notes payable         $   11,241    $     8,665
Security deposit funds based on the
  terms of certain lease agreements             2,045          2,029
Other funds held in escrow                      4,383            363
                                           -----------  -------------
                                           $   17,669    $    11,057
                                           ===========  =============

Leasing Costs

Costs directly related and essential to our leasing activities are amortized on a straight-line basis over the term of the related lease. Costs that were previously capitalized and which related to unsuccessful leasing opportunities are written-off. Leasing costs, net of related amortization, totaled $29,747,000 and $18,665,000 as of December 31, 2004 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Loan Fees and Costs

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense in the accompanying consolidated statements of income. Loan fees and costs, net of related amortization, totaled $14,075,000 and $11,556,000 as of December 31, 2004 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Rental Income

Rental income from leases with scheduled rent increases, free rent and other rent adjustments are recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets. Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and deferred rent. As of December 31, 2004 and 2003, we had no allowance for doubtful accounts.

Interest Income

Interest income was $181,000, $108,000 and $298,000 in 2004, 2003 and 2002, respectively, and is included in other income in the accompanying consolidated statements of income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, tenant receivables, unsecured line of credit and unsecured term loan, and accounts payable, accrued expenses and tenant security deposits approximate fair value.

The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 2004 and 2003, the fair value of our secured notes payable was approximately $652,100,000 and $338,620,000, respectively.

Net Income Per Share and Preferred Stock Redemption Cost

The following table shows the computation of net income per common share, and dividends declared per common share:

                                                   Year Ended December 31,
                                           --------------------------------------
                                              2004          2003         2002
                                           -----------  ------------- -----------
                                      (Dollars in thousands, except per share amounts)

Net income available to common
   stockholders                            $    45,724   $     50,745   $    31,453
                                           ===========   ============   ===========
Weighted average shares of common stock
   outstanding - basic                      19,315,364     18,993,856    17,594,228
Add: dilutive effect of stock options
   and stock grants                            343,395        253,934       265,559
                                           -----------  -------------   -----------
Weighted average shares of common stock
   outstanding - diluted                    19,658,759     19,247,790    17,859,787
                                           ===========  =============   ===========
Net income available to common
   stockholders - basic                    $     2.37    $      2.67    $     1.79
Net income available to common             ===========   ============   ===========
   stockholders - diluted                  $     2.33    $      2.64    $     1.76
                                           ===========   ============   ===========

Dividends declared per common share        $     2.52    $      2.20    $     2.00
                                           ===========   ============   ===========

Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock" ("EITF Topic D-42") provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share. The cost to issue our preferred stock was recorded as a reduction to additional paid-in capital in the years that the preferred stock was issued. Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders. During 2004, we recorded a charge of approximately $1,876,000 to net income available to common stockholders for costs related to the redemption of our 9.5% Series A cumulative redeemable preferred stock. Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

Stock-Based Compensation Expense

For 2002 and all prior years, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and non- employee director stock options, stock grants and stock appreciation rights. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. We did not grant any stock options in 2004 or 2003. Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Although we have elected to follow APB 25 for previously granted options, pro forma information regarding net income and net income per share is required by SFAS 123. This information has been determined as if we had accounted for our stock options under the fair value method under SFAS 123.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                     Year Ended December 31,
                                             ----------- --------------------------
                                                 2004          2003         2002
                                             -----------  ------------- -----------

Net income available to common
  stockholders, as reported                  $    45,724   $    50,745   $   31,453
Fair value of stock-based compensation cost       (1,323)       (1,323)      (1,174)
                                              -----------   -----------   ----------
Pro forma net income available to common
  stockholders                               $    44,401   $    49,422   $   30,279
Income per common share:

  Basic - as reported                        $      2.37   $      2.67   $     1.79
  Basic - pro forma                          $      2.30   $      2.60   $     1.72

  Diluted - as reported                      $      2.33   $      2.64   $     1.76
  Diluted - pro forma                        $      2.26   $      2.57   $     1.70

Operating Segments

We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal operating segment.

Income Taxes

As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and make distributions greater than or equal to 100% of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provisions have been reflected in the accompanying consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

During 2004, 2003 and 2002, we declared dividends on our common stock of $2.52, $2.20 and $2.00 per share, respectively. During 2004, 2003 and 2002, we declared dividends on our Series A cumulative redeemable preferred stock of $1.72847, $2.375 and $2.375 per share, respectively. During 2004, 2003 and 2002, we declared dividends on our Series B cumulative redeemable preferred stock of $2.275, $2.275 and $1.662 per share, respectively. During 2004, we declared dividends on our Series C cumulative redeemable preferred stock of $0.61649. See Note 9 - Preferred Stock and Excess Stock.

Impact of Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on other-than-temporary impairment of marketable debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Statement of Financial Accounting Standards No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations" (SFAS 124"), and non-marketable equity securities accounted for under the cost method. EITF 03-1 provides a three-step model to determine (1) when an investment is considered impaired; (2) whether the impairment is other-than-temporary; and (3) the measurement of the impairment loss. The guidance also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In addition, EITF 03-1 provides that a company does not have to estimate the fair value of an investment accounted for under the cost method if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. In September 2004, the FASB issued FASB Staff Position ("FSP") 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date of the recognition and measurement provisions of EITF 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The Company adopted the disclosure guidance of EITF 03-1 in December 2004. We do not expect the adoption of the recognition and measurement provisions of EITF 03-1 to have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the financial statements. This eliminates the accounting for such awards using the intrinsic method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R is effective beginning in our third quarter of 2005. Upon adoption of SFAS 123R, we intend to use the modified-prospective transition method whereby compensation expense will be recognized relating to the remaining unvested portion of outstanding stock options at the time of adoption, and the expense will be recognized over the remaining service period. We do not expect the adoption of SFAS 123R to have a material impact on our financial statements.

Impact of Recently Issued Accounting Standards (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets ("SFAS 153"), which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our third quarter of 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

3. Rental Properties, Net and Properties Under Development

Rental properties, net consist of the following (in thousands):

                                                 December 31,
                                           --------------------------
                                               2004            2003
                                           -------------  -------------

Land                                       $    217,201   $    147,425
Buildings and improvements                    1,246,888        854,152
Tenant and other improvements                   139,823        122,280
                                           -------------  -------------
                                              1,603,912      1,123,857
Less accumulated depreciation                  (176,059)      (141,560)
                                           -------------  -------------
                                           $  1,427,853   $    982,297
                                           =============  =============

As of December 31, 2004 and 2003, certain of our rental properties were encumbered by deeds of trust and assignments of rents and leases associated with the properties. See Note 6, Secured Notes Payable. The net book values of encumbered properties as of December 31, 2004 and 2003 were $776,342,000 and $369,731,000, respectively.

We lease space under noncancelable leases with remaining terms of one to 19 years.

As of December 31, 2004 and 2003, approximately 83% and 88%, respectively, of our leases (on a square footage basis) required that the lessee pay substantially all taxes, maintenance, insurance and certain other operating expenses applicable to the leased properties. The decrease from 2003 to 2004 is primarily due to gross leases added to the portfolio from properties acquired in 2004. Gross leases are generally converted to triple net leases upon renewal or rollover.

Included in rental properties, net as of December 31, 2004 and 2003 were 17 and 10 properties, respectively, in our redevelopment program. The allocated net book values of the portion of these properties undergoing redevelopment as of December 31, 2004 and 2003 were approximately $150,627,000 and $65,559,000, respectively. Depreciation ceases on the portion of a property undergoing redevelopment during the period of redevelopment.

In accordance with SFAS 34, we capitalize interest to properties under development or redevelopment during the period an asset is undergoing activities to prepare it for its intended use. Capitalization of interest ceases after a project is substantially complete and ready for its intended use. In addition, should development activity cease, interest would be expensed as incurred. Total interest capitalized for the years ended December 31, 2004, 2003 and 2002 were $17,902,000, $13,941,000 and $13,519,000, respectively. Total interest incurred for the years ended December 31, 2004, 2003 and 2002 were $46,733,000, $41,571,000 and $40,294,000, respectively.

3. Rental Properties, Net and Properties Under Development (continued)

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2004, are as follows (in thousands):

Year                                         Amount
--------------------------------------     -----------
2005                                       $  148,234
2006                                          142,641
2007                                          124,599
2008                                          116,317
2009                                          109,283
Thereafter                                    406,214
                                           -----------
                                           $1,047,288
                                           ===========

4. Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" in accordance with SFAS 115, and are recorded at fair value. Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest. Certain investments are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written-down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. For additional discussion of our accounting policies with respect to investments, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

The following table summarizes our available-for-sale securities (in thousands):

                                               December 31,
                                           --------------------
                                              2004       2003
                                           ---------  ---------
Adjusted cost of available-for-sale
    securities                             $  3,190   $  1,257

Gross unrealized gains                       16,110        837

Gross unrealized losses                        (176)       (13)
                                           ---------  ---------
Fair value of
    available-for-sale securities          $ 19,124   $  2,081
                                           =========  =========

Investments in available-for-sale securities with gross unrealized losses as of December 31, 2004 and 2003 have been in a continuous unrealized loss position for less than twelve months. We believe that these unrealized losses are temporary and accordingly we have not recognized other-than-temporary impairment related to available-for-sale securities as of December 31, 2004 and 2003.

Our investments in privately held entities as of December 31, 2004 and 2003 totaled $48,295,000 and $45,045,000, respectively. Of these totals, $47,433,000 and $42,331,000 are accounted for under the cost method. The remainder ($862,000 and $2,714,000 for 2004 and 2003, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of December 31, 2004 and 2003, there were no unrealized losses in our investments in privately held entities.

Net investment income of $2,436,000 and $536,000 was recognized in 2004 and 2003, respectively, and is included in other income in the accompanying consolidated statements of income. Net investment income in 2004 consisted of equity in income of $208,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $2,508,000, and gross realized losses of $280,000. Net investment income in 2003 consisted of equity in income of $306,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $532,000, and gross realized losses of $302,000. During 2002 we recognized an aggregate non-cash impairment charge of $2,545,000 for other-than-temporary declines in the fair value of our investments in private companies.

5. Unsecured Line of Credit and Unsecured Term Loan

In December 2004, we amended our unsecured line of credit to increase our borrowing capacity from $440 million to $500 million. Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of December 31, 2004, we had borrowings of $298.0 million outstanding on the unsecured line of credit with a weighted average interest rate of 3.72%.

In December 2004, we amended our unsecured term loan to increase the loan from $150 million to $250 million. The unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two three or six months. The unsecured term loan expires in December 2009. As of December 31, 2004, we had borrowings of $250.0 million outstanding on the unsecured term loan with a weighted average interest rate of 3.72%.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $750 million. Under these provisions as of December 31, 2004, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $666 million. Under the amended and restated unsecured line of credit and unsecured term loan, we have an option to increase our maximum available commitment by an additional $100 million.

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

The following table summarizes our interest rate swap agreements as of December 31, 2004 (dollars in thousands):

                                     Notional     Effective at     Interest     Termination        Fair
Transaction Dates  Effective Dates   Amounts   December 31, 2004   Pay Rates       Dates          Values
---------------- ----------------   ---------  -----------------   ---------  ----------------  ---------

July 2002          January 1, 2003     25,000  $     25,000          3.855%     June 30, 2005    $  (142)

July 2002          January 1, 2003     25,000        25,000          3.865%     June 30, 2005       (143)

November 2002      June 1, 2003        25,000        25,000          3.115%    December 31, 2005     (31)

November 2002      June 1, 2003        25,000        25,000          3.155%    December 31, 2005     (41)

December 2002      January 2, 2003     25,000        25,000          3.285%     June 30, 2006        (35)

December 2002      January 2, 2003     25,000        25,000          3.285%     June 30, 2006        (35)

December 2003      December 31, 2004   50,000        50,000          3.000%    December 30, 2005      (4)

December 2003      December 30, 2005   50,000         --             4.150%    December 29, 2006    (219)

December 2003      December 29, 2006   50,000         --             5.090%     October 31, 2008    (795)

March 2004         December 31, 2004   25,000        25,000          2.956%    December 31, 2006     186

March 2004         December 31, 2004   25,000        25,000          2.956%    December 31, 2006     186

April 2004         April 30, 2004      50,000        50,000          1.550%     April 29, 2005       173

April 2004         April 29, 2005      50,000         --             3.140%     April 28, 2006        81

April 2004         April 28, 2006      50,000         --             4.230%     April 30, 2007      (205)

April 2004         April 30, 2007      50,000         --             4.850%     April 30, 2008      (333)

June 2004          June 30, 2005       50,000         --             4.343%     June 30, 2007       (679)

December 2004      December 31, 2004   50,000        50,000          3.590%    January 2, 2008       (57)

December 2004      January 3, 2006     50,000         --             3.927%     July 1, 2008           3
                                               -----------------                                 --------
Total Interest Rate Swap Agreements in         $    350,000                                      $(2,090)
   Effect at December 31, 2004                 =================                                 ========

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements. Specifically, SFAS 133 requires us to reflect our interest rate swap agreements on the balance sheet at their estimated fair values. We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

5. Unsecured Line of Credit and Unsecured Term Loan (continued)

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

As of December 31, 2004 and 2003, our interest rate swap agreements have been classified in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets at their fair values of approximately $2.1 million and $6.3 million, respectively. The offsetting adjustments of $2.1 million and $6.3 million, respectively, were reflected as deferred losses in accumulated other comprehensive income (loss) in the stockholders' equity section of the accompanying consolidated balance sheets. Balances in accumulated other comprehensive income (loss) are recognized in earnings as swap payments are made. During the next twelve months, we expect to reclassify $0.9 million from accumulated other comprehensive income (loss) to interest expense.

6. Secured Notes Payable

Secured notes payable consist of the following (in thousands):

                                                                            December 31,
                                                                       ---------------------
                                                                          2004       2003
                                                                       ---------- ----------
Secured debt, interest rates varying from 3.69% to 8.71%,
   (weighted average effective interest rate of 6.12% and 7.06%       $  635,432  $  319,755
    at December 31, 2004 and 2003, respectively), maturity
    dates ranging from September 2005 to August 2021
Unamortized premiums                                                       3,514         252
                                                                      ----------- ----------
Total secured debt                                                    $  638,946  $  320,007
                                                                      =========== ==========

Our secured notes payable generally require monthly payments of principal and interest. The total net book values of properties securing debt were $776,342,000 and $369,731,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, our secured notes payable were comprised of $437.2 million and $201.7 million of fixed and variable rate debt, respectively, compared to $297.5 million and $22.5 million of fixed and variable rate debt, respectively, at December 31, 2003.

Future principal payments due on secured notes payable as of December 31, 2004, are as follows (in thousands):

                                                           Weighted
                                                           Average
              Year                           Amount     Interest Rate(1)
--------------------------------           -----------  -------------
2005                                       $   23,227           5.67%
2006                                          206,889           5.69%
2007                                           16,709           6.35%
2008                                          115,514           6.30%
2009                                           42,210           6.89%
Thereafter                                    230,883           6.90%
                                           -----------  -------------
Subtotal                                      635,432           6.12%
Unamortized premium                             3,514   =============
                                           -----------
                                           $  638,946
                                           ===========
(1) The weighted average interest rate is calculated based on the outstanding debt as of January 1st of each year.

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

8. Non-Cash Transactions

In connection with the acquisitions of ten properties, in ten separate transactions, located in the Eastern Massachusetts, Southeast, Suburban Washington D.C. and San Diego markets in 2004, and the acquisition of a property located in the Eastern Massachusetts market in 2003, we assumed secured notes payable. The following table summarizes these transactions (in thousands):

                                               2004          2003         2002
                                           -----------  -------------  -----------
Aggregate purchase price                   $  185,912   $     6,900    $       -
Secured notes payable assumed                 127,653         3,384            -
                                           -----------  -------------  -----------
Cash paid for the properties               $   58,259   $     3,516    $       -
                                           ===========  =============  ===========

In connection with the sale of a property in the Eastern Massachusetts market in August 2003, the buyer assumed a secured note payable totaling $17.3 million.

In 2004, 2003 and 2002, we incurred $3,157,000, $3,354,000 and $3,993,000, respectively, in non-cash stock compensation expense.

9. Preferred Stock and Excess Stock

Series A Cumulative Redeemable Preferred Stock

In July 2004, we redeemed all 1,543,500 outstanding shares of our 9.50% Series A cumulative redeemable preferred stock ("Series A preferred stock") at a redemption price of $25.00 per share plus $0.5409722 per share representing accumulated and unpaid dividends to the redemption date. In accordance with EITF Topic D-42, we recorded a charge of approximately $1,876,000 to net income available to common stockholders during the second quarter of 2004 for costs related to the redemption of the Series A preferred stock. We redeemed our Series A preferred stock with proceeds from the Series C preferred stock offering.

Series B Cumulative Redeemable Preferred Stock

In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock ("Series B preferred stock") (including the shares issued upon exercise of the underwriters' over- allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million (after deducting underwriters' discounts and other offering costs). The dividends on our Series B preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.275 per share. Our Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to January 22, 2007, except in order to preserve our status as a REIT. Investors in our Series B preferred stock generally have no voting rights. On or after January 22, 2007, we may, at our option, redeem our Series B preferred stock, in whole or in part, at any time with proceeds from the sale of equity securities at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Series C Cumulative Redeemable Preferred Stock

In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock ("Series C preferred stock") (including the shares issued upon exercise of the underwriters' over- allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters' discounts and other offering costs). The proceeds were used to redeem our Series A preferred stock with the remaining portion used to pay down our unsecured line of credit. The dividends on our Series C preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.09375 per share. Our Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT. Investors in our Series C preferred stock generally have no voting rights. On or after June 29, 2009, we may, at our option, redeem our Series C preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Preferred Stock and Excess Stock Authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 7,485,500 shares were issued and outstanding as of December 31, 2004. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which were issued and outstanding at December 31, 2004.

10. Commitments and Contingencies

Employee Retirement Savings Plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Internal Revenue Code. We have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to $515,000, $461,000 and $428,000, respectively, for the years ended December 31, 2004, 2003 and 2002. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

Concentration of Credit Risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2004, we held leases with a total of 213 tenants and 64 of our 112 properties were each leased to a single tenant. At December 31, 2004, our three largest tenants accounted for approximately 11.6% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits. In addition to security deposits held in cash, we held $32.9 million in irrevocable letters of credit available from certain tenants as security deposits for 73 leases as of December 31, 2004.

Commitments

As of December 31, 2004, we were committed under the terms of construction contracts to complete the construction of properties under development at a remaining aggregate cost of $18.3 million.

As of December 31, 2004, we were also committed to fund approximately $23.2 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $17.2 million for certain investments.

Ground lease obligations as of December 31, 2004 include leases at seven of our properties and one land development parcel. These lease obligations, of approximately $65.3 million, have remaining lease terms of 28 to 51 years, exclusive of extension options.

11. Stock Option Plans and Stock Grants

1997 Stock Plan

In 1997, we adopted a stock option and incentive plan (the "Stock Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December 31, 2004, a total of 218,790 shares were reserved for the granting of future options and share awards under the Stock Plan.

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

In addition, the Stock Plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock, which (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. Shares issued generally vest over a one to three year period from the date of issuance and the sale of the shares is restricted prior to the date of vesting. During 2004, we awarded 130,143 shares of common stock. The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period.

The fair value of the options issued under the Stock Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002:

                                                   Year Ended December 31,
                                           --------------------------------------
                                              2004          2003         2002
                                           -----------  ------------- -----------

Risk-free interest rate                       3.94%          3.65%       2.69%
Dividend yield                                3.79%          3.95%       4.04%
Volatility factor of the expected
  market price                               21.50%         21.20%      22.04%
Weighted average expected life of
  the options                              6.7 years      7.0 years    4.8 years

11. Stock Option Plans and Stock Grants (continued)

A summary of the stock option activity under our Stock Plan and related information for the years ended December 31, 2004, 2003 and 2002 follows:

                                        2004                   2003                   2002
                               ---------------------- ---------------------- -----------------------

                                            Weighted               Weighted                Weighted
                                            Average                Average                 Average
                                 Stock      Exercise    Stock      Exercise    Stock       Exercise
                                Options      Price     Options      Price     Options       Price
                               ----------  ---------- ----------  ---------- ----------   ----------
Outstanding-beginning of year    809,583   $   35.39  1,011,166   $   34.39    849,870    $   29.68
Granted                                -           -          -           -    337,000        44.44
Exercised                       (200,252)      35.44   (197,583)      30.08   (124,371)       29.70
Forfeited                         (2,000)      42.15     (4,000)      43.23    (51,333)       33.75
                               ----------  ---------- ----------  ---------- ----------   ----------
Outstanding-end of year          607,331   $   35.36    809,583   $   35.39  1,011,166    $   34.39
                               ==========  ========== ==========  ========== ==========   ==========

Exercisable at end of year       500,000   $   33.38    533,420   $   31.35    514,169    $   26.89

Weighted average fair value of
options granted                            $       -              $       -               $    6.05
                                           ==========             ==========              ==========

The following table summarizes information about stock options outstanding at December 31, 2004:

                        Options Outstanding            Options Exercisable
                -----------------------------------   ----------------------
                               Weighted
                               Average    Weighted                 Weighted
   Range of       Number      Remaining    Average       Number     Average
   Exercise     Outstanding  Contractual  Exercise    Exercisable  Exercise
    Prices      at 12/31/04      Life       Price     at 12/31/04    Price
--------------- ------------ ------------ ---------   ------------ ---------
$20.00-$32.06       243,325      2.92      $24.77        243,325     $24.77
$32.94-$43.50       260,006      6.70      $40.36        189,007     $39.35
$44.99-$47.69       104,000      7.47      $47.63         67,668     $47.68

12. Quarterly Financial Data (Unaudited)

Following is a summary of consolidated financial information on a quarterly basis for 2004 and 2003:

                                                                                   Quarter
                                                           ----------------------------------------------------------
                                                               First         Second          Third         Fourth
                                                           -------------  -------------  -------------  -------------
                                                                    (In thousands, except per share amounts)

2004
----
Revenues                                                   $   42,775     $   43,523     $    46,510     $   50,476

Net income available to common stockholders                $   13,115     $    9,757     $    11,370     $   11,482

  Income per common share:
    Net income available to common stockholders - basic    $     0.68     $     0.51     $      0.59     $     0.59
    Net income available to common stockholders - diluted  $     0.67     $     0.50     $      0.58     $     0.58

                                                                                  Quarter
                                                         ----------------------------------------------------------
                                                             First         Second          Third         Fourth
                                                         -------------  -------------  -------------  -------------
                                                                     (In thousands, except per share amounts)
2003
----
Revenues                                                   $   40,039     $   39,455     $   40,085     $   40,979

Net income available to common stockholders                $    9,925     $   10,324     $   19,369     $   11,127

  Income per common share:
    Net income available to common stockholders - basic    $     0.53     $     0.54     $     1.02     $     0.58
    Net income available to common stockholders - diluted  $     0.52     $     0.54     $     1.00     $     0.57

13. Discontinued Operations

The following is a summary of operations and net assets of the properties included in discontinued operations presented in compliance with SFAS 144 (in thousands):

                                                   Year Ended December 31,
                                            ------------------------------------
                                              2004         2003         2002
                                            ----------   ----------   ----------
Total revenue                               $     14     $  5,449     $  7,207
Operating expenses                                15        1,404        1,692
                                            -----------  ----------   ----------
Revenue less operating expenses                   (1)       4,045        5,515
Interest                                          --          924        1,431
Depreciation                                      --          268        1,173
(Loss) income before gain/loss on sales of  -----------  ----------   ----------
   property and non-cash impairment charge        (1)       2,853        2,911
Gain/loss on sales of property                 1,627        8,286           --
Non-cash impairment charge                        --           --       (1,150)
                                            -----------  ----------   ----------
Income from discontinued operations, net    $  1,626     $ 11,139     $  1,761
                                            ===========  ==========   ==========

                                                 December 31,
                                            -----------------------
                                              2004          2003
                                            -----------  ----------
Properties held for sale, net               $     --     $  3,518
Cash and cash equivalents                         --           --
Tenant security deposits and other
   restricted cash                                --            6
Tenant receivables                                --           82
Deferred rent                                     --            8
Other assets                                      --           66
                                            -----------  ----------
Total assets                                $     --     $  3,680
                                            ===========  ==========
Secured note payable                        $     --     $     --
Accounts payable, accrued expenses
   and tenant security deposits                   --           79
                                            -----------  ----------
Total liabilities                                 --           79
                                            -----------  ----------
Net assets of discontinued operations       $     --     $  3,601
                                            ============ ==========

Income from discontinued operations, net includes the operating results of one property we sold during 2004, three properties we sold during 2003 and four properties that have been designated as "held for sale" at December 31, 2002 under the provisions of SFAS 144. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

During the first quarter of 2004, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" as of December 31, 2003. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million. During the fourth quarter of 2003, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sale price for the property was approximately $9.0 million. In connection with the sale, we recorded a loss on sale of property of approximately $36,000. During the third quarter of 2003, we sold one property located in the Eastern Massachusetts market that had been previously designated as "held for sale" as of December 31, 2002. The total sale price for the property was approximately $46.5 million. In connection with this sale, we recorded a gain on sale of property of approximately $8.8 million. Interest expense included in discontinued operations represents interest related to a secured note payable, which was assumed by the buyer in connection with the sale of this property. During the first quarter of 2003, we sold one property located in the San Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" as of December 31, 2002. The total sale price for the property was approximately $6.8 million. In connection with this sale, we recorded a loss on sale of property of approximately $455,000 in 2003. Gains and losses on sales of these properties are included on the income statement in income from discontinued operations, net. The non-cash impairment charge of $1.2 million in discontinued operations in 2002 relates to the reduction in the net book value as of December 31, 2002 of the property in the San Francisco Bay market which could not be redeveloped and was sold in the first quarter of 2003.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2004
(In thousands, except square foot data)

                                                 Initial Costs          Costs           Total Costs
                                  Square    -----------------------  Capitalized   ----------------------
                                  Footage             Buildings and  Subsequent to           Buildings and              Accumulated                        Year Built/
       Property Name            (unaudited)   Land    Improvements   Acquisition     Land    Improvements    Total(19)  Depreciation(1)  Encumbrances       Renovated
       -------------            ----------  --------  -------------  ------------  --------  ------------  ----------  ---------------   -----------     ---------------
North Torrey Pines Road #1        107,710  $  1,321   $      5,960   $     6,040  $  1,321   $    12,000   $   13,321     $     2,690    $       -         1971/2003
Science Park Road                  74,557     1,013              -        16,755     1,013        16,755       17,768           3,730            -         2000
North Torrey Pines Road #2         86,962     2,663         10,649         4,708     2,663        15,357       18,020           4,926            -         1986/1996
General Atomics Court #1           76,084     2,651         18,046         1,447     2,651        19,493       22,144           6,373       39,116(2)      1986/2000
General Atomics Court #2           43,600     1,227          9,554            18     1,227         9,572       10,799           3,210            -(2)      1991
Roselle Street #1                  18,173       463          1,840         1,074       463         2,914        3,377           1,075            -(3)      1983/1998
Nexus Centre Drive                 67,050     2,548         13,638            45     2,548        13,683       16,231           4,022       32,949(4)      1989
Nancy Ridge Drive #1               29,333       733          2,273         1,867       733         4,140        4,873           1,431            -(5)      1997
Roselle Street #2                  17,603       444          1,699         1,828       444         3,527        3,971             942            -         late 1970's/1999
Tansy Street                       15,410       651          1,375         1,899       651         3,274        3,925           1,170            -         1978/1999
John Hopkins Court #1              34,723     1,122              -         3,881     1,122         3,881        5,003             461            -(2)      2000
John Hopkins Court #2              55,200     1,683              -         5,647     1,683         5,647        7,330             916            -(2)      1999
Towne Centre Drive #1              45,030       275          8,621         3,319       275        11,940       12,215           1,439            -         1987/2003
Towne Centre Drive #2              52,228       320         10,070         2,581       320        12,651       12,971           1,930            -         1987/2000
Towne Centre Drive #3              41,780       258          8,170         7,864       258        16,034       16,292           2,145            -         1987/2000
Roselle Street #3                  17,590       455          2,581           992       455         3,573        4,028             174       23,416(3)      1981
Roselle Street #4                  30,147       754          4,288           143       754         4,431        5,185             512            -(3)      1981/1998
Roselle Street #5                  22,577       564          3,224            31       564         3,255        3,819             407            -(3)      1981/1995
Roselle Street #6                  17,433       436          2,480            31       436         2,511        2,947             308            -(3)      1981/1999
Roselle Street #7                  24,208       605          3,459            30       605         3,489        4,094             438            -(3)      1981/1995
Nancy Ridge Drive #2               21,940       515          1,566         2,502       515         4,068        4,583             608            -         early 1980's/2001
Campus Point Drive                 71,510     4,246         16,165         2,505     4,246        18,670       22,916           1,158       11,019         1986/1998
Nancy Ridge Drive #3               56,698     1,984         10,397            37     1,984        10,434       12,418             261            -         1987/2001
Torreyana Road                     87,140     9,980          9,448           301     9,980         9,749       19,729             102            -         1980
Nancy Ridge Drive #4               87,298     3,492         18,285             -     3,492        18,285       21,777               -       16,049(18)     1999/2000
North Hill Avenue                  31,343     2,172            812         9,839     2,172        10,651       12,823           1,135            -         1940's/2002
Harbor Bay Parkway #1              61,015     1,506          5,357         3,622     1,506         8,979       10,485           2,682            -(4)      1983/1999
Harbor Bay Parkway #2              27,745       775          1,917         1,632       775         3,549        4,324           1,027            -(4)      1984/2000
Harbor Bay Parkway #3              47,777     1,200          3,880           448     1,200         4,328        5,528             943            -(4)      1986/1994
Harbor Bay Parkway #4              68,711     1,800          9,731           556     1,800        10,287       12,087           2,076        1,352         1985/1994
Mitten Road & Malcolm Road        153,837     4,751         12,612        12,672     4,751        25,284       30,035           3,867            -         1962/2002
Hanover Street                     32,074         -          6,628         7,550         -        14,178       14,178           3,662            -         1968/2000
Garcia Avenue & Bayshore
   Parkway                         98,964         -         21,323        14,531         -        35,854       35,854           4,990            -         1980/2003
Oyster Point Boulevard #1          53,980     3,519              -        12,942     3,519        12,942       16,461           2,565       22,144(6)      2001
Oyster Point Boulevard #2          53,980     3,519              -         7,671     3,519         7,671       11,190           1,107            -(6)      2001
Gateway Boulevard #1              110,428     7,730         24,397            24     7,730        24,421       32,151           1,665            -         2000
Gateway Boulevard #2               59,816     4,187         14,020            25     4,187        14,045       18,232           1,457            -         2002
Harbor Bay Parkway #5              67,482     1,349          9,915            59     1,349         9,974       11,323             279            -         1984/2001
Porter Drive                       91,644         -         19,154           838         -        19,992       19,992             502            -         1962/2002
Shoreline Court                   140,143     7,038         39,704             -     7,038        39,704       46,742             281            -         2001
Columbia Street #1                162,394     5,654         22,916        11,759     5,654        34,675       40,329           9,143       16,462(7)      1975/1997
Columbia Street #2                 46,303       912            612         2,666       912         3,278        4,190              23            -(7)      1975/1997
Western Avenue                     47,746     1,432          7,497         2,997     1,432        10,494       11,926           2,582       33,941(8)      1929/2000
First Avenue                       70,647     2,119         11,275         4,707     2,119        15,982       18,101           4,041            -         1980/2000
Eastlake Avenue #1                106,003     4,240         31,232            25     4,240        31,257       35,497           1,757            -         1997
Eastlake Avenue #2                 97,366     1,570         15,917        14,929     1,570        30,846       32,416           1,143            -         1997
Eastlake Avenue #3                114,847     4,816              -        29,555     4,816        29,555       34,371             391            -         2004
Harrison Street                    32,279     2,097          1,645         3,164     2,097         4,809        6,906               -            -         1962
Elliot Avenue West                  2,896     1,700            344            92     1,700           436        2,136               6            -         1951
Eastlake Avenue #4                 16,814     3,647             21             1     3,647            22        3,669               -        2,400         1966/1973
Eastlake Avenue #5                121,790     8,525         20,064             -     8,525        20,064       28,589               -       13,000         1962/2000
Professional Drive #1              47,558       871          5,362         3,095       871         8,457        9,328           2,302            -         1989/1999
Professional Drive #2              62,739     1,129          6,940            48     1,129         6,988        8,117           1,492            -         1987
West Watkins Mill Road #1         138,938     3,281         14,416           189     3,281        14,605       17,886           3,133       23,923(9)      1989/1997
Quince Orchard Road #1             49,225     1,267          3,031         5,168     1,267         8,199        9,466           4,096            -(9)      1982/1997
Clopper Road #1                    44,464       900          2,732         1,519       900         4,251        5,151           1,714            -(10)     1989
East Gude Drive #1                 45,989       748          3,609         1,617       748         5,226        5,974           1,093            -(11)     1981/2003
Research Boulevard                105,000     1,733          9,611           796     1,733        10,407       12,140           2,278            -         1967/2000
East Gude Drive #2                 44,500       775          4,122           329       775         4,451        5,226             879            -(11)     1981/1995
Piccard Drive                     131,415     2,800         11,533        11,462     2,800        22,995       25,795           1,776            -         1978/1994
Newbrook Drive                    248,186     4,800         27,639           390     4,800        28,029       32,829           5,493            -(8)      1992
Virginia Manor Road               191,884         -         13,679           820         -        14,499       14,499           2,841       29,580(11)     1990/2003
Old Columbia Road                  75,500     1,510          5,210         1,627     1,510         6,837        8,347           1,973            -         1983/1997
Firstfield Road #1                 25,175       376          3,192         2,107       376         5,299        5,675             765            -         1974/2000
West Watkins Mill Road #2          57,410       859          4,149         1,617       859         5,766        6,625           1,139            -         1988/2000
Clopper Road #2                   109,750     2,463            493        17,893     2,463        18,386       20,849           5,972       27,512(10)     2000
Firstfield Road #2                 53,599       971          5,141         6,628       971        11,769       12,740           1,583            -(12)     1980/2001
Firstfield Road #3                 53,595       947          5,092         4,262       947         9,354       10,301             811            -(12)     1980/2003
Quince Orchard Road #2             54,874       970          5,138         1,519       970         6,657        7,627             667        9,585(12)     1981/2003
Clopper Road #3                    59,838       983          6,638            90       983         6,728        7,711             880            -(10)     1989/1992
Research Place                     58,632     1,466          5,708         4,182     1,466         9,890       11,356             560            -         1972/2003
West Watkins Mill Road #3          92,449     2,773         23,906           949     2,773        24,855       27,628              44            -         1999
Parklawn Drive                     49,185     1,476          7,267            24     1,476         7,291        8,767              61            -         1963/1979
Broschart Road                     37,861     2,576          5,661            18     2,576         5,679        8,255              47            -         1999
Medical Center Drive #1            69,427         -          8,070           201         -         8,271        8,271              51        3,584         1998
Research Court                     54,906     1,647         13,258             -     1,647        13,258       14,905              55            -         1970/1992
Clopper Road #4                   180,650     5,527         26,365             -     5,527        26,365       31,892              55       15,604         1982
Medical Center Drive #2            41,887     1,480         14,532             -     1,480        14,532       16,012               -       77,604(15)     1996/2002
Medical Center Drive #3            60,485     2,138         20,868             -     2,138        20,868       23,006               -            -(15)     1996/2002
Medical Center Drive #4           125,008     4,419         43,110             -     4,419        43,110       47,529               -            -(15)     1996/2002
Medical Center Drive #5            56,987     2,015         19,660             -     2,015        19,660       21,675               -            -(15)     1996/2002
Charlestown Navy Yard              24,940         -          6,247           389         -         6,636        6,636           1,165            -(16)     1880/1991
Pond Street                        24,867       622          3,053            58       622         3,111        3,733             353            -         1965/1990
Westview Street                    40,200       960          3,032         8,194       960        11,226       12,186             539            -         1975
Plantation Street #1               92,711     2,352         14,173           656     2,352        14,829       17,181           2,533       18,241(5)      1993
Innovation Drive                  115,179     2,734         14,567         1,896     2,734        16,463       19,197           2,987        9,142(13)     1991
Plantation Street #2               92,423       651              -        15,728       651        15,728       16,379           6,057            -         2000
Arsenal Street #1                  92,500     3,360          7,316        14,441     3,360        21,757       25,117           4,027            -         1978/2001
Hartwell Avenue #1                 59,000     1,475          7,194        11,399     1,475        18,593       20,068           2,089       37,617(16)     1972/2002
Arsenal Street #2                  96,150     6,413          5,457        19,611     6,413        25,068       31,481             709            -         1980/2003
Memorial Drive #1                  51,000     6,507              -        21,688     6,507        21,688       28,195           2,078            -         2002
Memorial Drive #2                  47,497     6,058              -        20,998     6,058        20,998       27,056           1,357            -         2002
Hartwell Avenue #2                 46,700     2,567          4,522         8,533     2,567        13,055       15,622              81            -         1972
Belmont Street                     78,916     1,578         10,195            18     1,578        10,213       11,791             170        9,433(17)     1929/2003
Plantation Street #3               11,400       228          1,501            42       228         1,543        1,771              11            -(17)     1940/2003
Wiggins Avenue                     48,640       876          5,033             -       876         5,033        5,909              21            -         1975/1997
College Road                      107,874     1,943          9,764         1,552     1,943        11,316       13,259           2,224            -         1968/1984
Williams Drive                     37,000       740          4,506           443       740         4,949        5,689             744            -         1982/1994
Phillips Parkway                   78,501     1,840          2,298        13,684     1,840        15,982       17,822           3,360            -(16)     late 1960's/1999
Campus Drive                       42,782       654          4,234           302       654         4,536        5,190             863            -(16)     1989
Electronic Drive                   40,000       600          3,110         3,289       600         6,399        6,999           2,561            -         1983/1998
Princeton Road                     42,600     1,075          1,438         3,449     1,075         4,887        5,962           2,298            -         1984/1999
Welsh Pool Road                    41,015       621          4,258            18       621         4,276        4,897              44            -         1968
Lawrence Road                     111,451     1,289         12,039            57     1,289        12,096       13,385              84            -         1997/2004
Capitola Drive #1                  65,114       337          5,795           593       337         6,388        6,725           1,318            -(14)     1986
Capitola Drive #2                 119,916       577         11,688         9,000       577        20,688       21,265           4,448       11,709(14)     1985
Technology Parkway                 37,080       370          4,191           684       370         4,875        5,245             802            -         1976/1993
Triangle Drive                     32,120       161          3,410           219       161         3,629        3,790             646            -         1981
Alexander Road                     86,239         -            376        11,630         -        12,006       12,006           1,600            -         2000
Kit Creek Road                     38,861       339          3,383         7,158       339        10,541       10,880           1,270            -         1995/2003
State Highway 54                   81,580       713         12,827            83       713        12,910       13,623             108        8,564         1995
                                ----------  --------  -------------  ------------  --------  ------------  ----------  ---------------  -----------
                                7,431,380  $217,201   $    936,500   $   450,211  $217,201   $ 1,386,711   $1,603,912     $   176,059   $  493,946
                                ==========  ========  =============  ============  ========  ============  ==========  ===============  ===========

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
  The balance shown includes an unamortized premium of $127,000.
  Loan secured by Capitola Drive #1 and Capitola Drive #2 is shown under Capitola Drive #2.
  Loan secured by Medical Center Drive #2, Medical Center Drive #3, Medical Center Drive #4 and Medical Center Drive #5 is shown under Medical Center Drive #2. The balance shown includes an unamortized premium of $1,604,000.
  Loan secured by Hartwell Avenue #1, Phillips Parkway and Campus Drive is shown under Hartwell Avenue #1.
  Loan secured by Belmont Street and Plantation Street #3 is shown under Belmont Street.
  The balance shown includes an unamortized premium of $1,783,000.
  The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                     Rental Properties
                                                  Year Ended December 31,
                                           --------------------------------------
                                                2004         2003         2002
                                           -----------   -----------   -----------
Balance at beginning of period             $ 1,123,857   $ 1,089,899   $   880,716
Purchase of rental properties                  383,350        48,729       103,295
Sale of properties                              (4,084)      (56,741)            -
Additions to rental properties                  70,248        48,264        61,695
Transfer of costs (to) from properties
   under development                            30,541        (6,294)       44,193
                                           -----------  ------------- -----------
Balance at end of period                   $ 1,603,912   $ 1,123,857   $ 1,089,899
                                           ===========   ============  ===========

                                                    Accumulated Depreciation
                                                        December 31,
                                             --------------------------------------
                                                2004          2003         2002
                                             -----------   -----------  -----------

Balance at beginning of period               $  141,560    $  113,477    $  84,090
Depreciation expense on rental properties        35,052        32,786       29,387
Accumulated depreciation on properties sold        (553)       (4,703)           -
                                             -----------   -----------  -----------
Balance at end of period                     $  176,059    $  141,560    $ 113,477
                                             ===========   ===========  ===========