Form 10-Q
period 2005-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2005-05-10
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ],

    As of May 6, 2005, 21,171,230 shares of common stock, par value $.01 per share, were outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                                          March 31,   December 31,
                                                             2005          2004
                                                         ------------  ------------
                                                          (Unaudited)
Assets

Rental properties, net                                    $1,521,845    $1,427,853
Properties under development                                 281,713       252,249
Cash and cash equivalents                                      3,770         3,158
Tenant security deposits and other restricted cash            18,688        17,669
Tenant receivables                                             3,579         2,542
Deferred rent                                                 46,298        43,166
Investments                                                   65,970        67,419
Other assets                                                  62,348        58,228
                                                         ------------  ------------
       Total assets                                       $2,004,211    $1,872,284
                                                         ============  ============
Liabilities and Stockholders' Equity
Secured notes payable                                       $680,917      $638,946
Unsecured line of credit and unsecured term loan             537,000       548,000
Accounts payable, accrued expenses and
   tenant security deposits                                   57,091        48,581
Dividends payable                                             17,262        16,284
                                                         ------------  ------------
       Total liabilities                                   1,292,270     1,251,811
Stockholders' equity:
   Series B preferred stock                                   57,500        57,500
   Series C preferred stock                                  129,638       129,638
   Common stock                                                  211           196
   Additional paid-in capital                                512,996       421,835
   Deferred compensation                                      (7,762)       (7,807)
   Retained earnings                                           2,322         5,267
   Accumulated other comprehensive income                     17,036        13,844
                                                         ------------  ------------
       Total stockholders' equity                            711,941       620,473
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $2,004,211    $1,872,284
                                                         ============  ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

                                                                  Three Months Ended
                                                                      March 31,
                                                                -----------------------
                                                                   2005        2004
                                                                ----------- -----------
Revenues
  Rental                                                           $43,776     $33,774
  Tenant recoveries                                                 11,592       8,314
  Other income                                                         721         687
                                                                ----------- -----------
                                                                    56,089      42,775
Expenses
  Rental operations                                                 12,693       8,735
  General and administrative                                         4,445       3,636
  Interest                                                          11,321       6,709
  Depreciation and amortization                                     12,641       9,981
                                                                ----------- -----------
                                                                    41,100      29,061
                                                                ----------- -----------
Income from continuing operations                                   14,989      13,714

Income from discontinued operations, net                                --       1,626
                                                                ----------- -----------
Net income                                                         $14,989     $15,340
                                                                =========== ===========
Dividends on preferred stock                                         4,022       2,225
                                                                ----------- -----------
Net income available to common stockholders                        $10,967     $13,115
                                                                =========== ===========
Earnings per share - basic:

   Continuing operations (net of preferred stock dividends)          $0.56       $0.60

   Discontinued operations, net                                         --        0.08
                                                                ----------- -----------
   Earnings per share - basic                                        $0.56       $0.68
                                                                =========== ===========
Earnings per share - diluted:

   Continuing operations (net of preferred stock dividends)          $0.55       $0.59

   Discontinued operations, net                                         --        0.08
                                                                ----------- -----------
   Earnings per share - diluted                                      $0.55       $0.67
                                                                =========== ===========

Weighted average shares of common stock outstanding:
   Basic                                                        19,468,620  19,206,954
                                                                =========== ===========
   Diluted                                                      19,789,798  19,584,003
                                                                =========== ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------
Operating Activities
Net income                                                  $14,989     $15,340
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of property                                         --      (1,627)
Depreciation and amortization                                12,641       9,981
Amortization of loan fees and costs                           1,969         558
Amortization of premiums on secured notes payable              (224)        (31)
Stock compensation expense                                      992         926
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash         (1,019)     (2,852)
  Tenant receivables                                         (1,042)       (535)
  Deferred rent                                              (3,142)     (3,064)
  Other assets                                               (7,073)     (4,386)
  Accounts payable, accrued expenses and tenant
    security deposits                                        13,567       5,206
                                                          ----------  ----------
Net cash provided by operating activities                    31,658      19,516
                                                          ----------  ----------

Investing Activities
Purchase of rental properties                               (62,025)         --
Proceeds from sales of property                                  --       5,454
Additions to rental properties                              (22,371)    (18,359)
Additions to properties under development                   (39,561)     (6,112)
Additions to investments, net                                  (890)     (1,371)
                                                          ----------  ----------
Net cash used in investing activities                      (124,847)    (20,388)
                                                          ----------  ----------
Financing Activities
Proceeds from secured notes payable                          33,580      38,000
Principal reductions of secured notes payable                (2,051)     (2,078)
Net reductions of unsecured line of credit                  (11,000)    (26,000)
Proceeds from exercise of stock options                       1,111       3,722
Net proceeds from issuances of common stock                  89,118          --
Dividends paid on common stock                              (12,935)    (11,176)
Dividends paid on preferred stock                            (4,022)     (2,225)
                                                          ----------  ----------
Net cash provided by financing activities                    93,801         243
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents            612        (629)
Cash and cash equivalents at beginning of period              3,158       4,985
                                                          ----------  ----------
Cash and cash equivalents at end of period                   $3,770      $4,356
                                                          ==========  ==========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. And Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Background and Basis of Presentation

Background

As used in this Form 10-Q, references to the "Company", "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged primarily in the ownership, operation, management, acquisition, expansion and selective redevelopment and development of properties containing office/laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to pharmaceutical, biotechnology, life science product, service, biodefense, educational and translational medicine institutions/entities, as well as related government agencies. As of March 31, 2005, our portfolio consisted of 120 properties (119 properties located in nine states and one property located in Canada) with approximately 7.8 million rentable square feet of office/laboratory space.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

International Operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar. During the current quarter ended March 31, 2005, we completed our first international acquisition of one operating property through a wholly-owned Canadian subsidiary. The functional currency for our foreign subsidiary operating in Canada is the local currency, the Canadian dollar. The assets and liabilities of our foreign subsidiary are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiary are translated using the average exchange rate for the period presented. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders' equity.

Gains or losses are recognized in the income statement when a transaction with a third party, denominated in a currency other than the entity's functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                                            March 31,    December 31,
                                                               2005          2004
                                                           ------------  ------------

Unrealized gain on marketable securities                       $13,595       $15,934

Unrealized gain (loss) on interest rate swap agreements          2,962        (2,090)

Unrealized foreign currency translation gain                       479            --
                                                           ------------  ------------
                                                               $17,036       $13,844
                                                           ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                                           Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2005       2004
                                                           ---------  ---------

Net income                                                  $14,989    $15,340

Unrealized (loss) gain on marketable securities              (2,339)       345

Unrealized gain (loss) on interest rate swap agreements       5,052     (1,889)

Unrealized foreign currency translation gain                    479         --
                                                           ---------  ---------
Comprehensive income                                        $18,181    $13,796
                                                           =========  =========

Stock-Based Compensation Expense

For 2002 and all prior years, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. We have not granted any stock options since 2002. Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense had been recognized. Although we have elected to follow APB 25 for previously granted options, pro forma information regarding net income and net income per share is required by SFAS 123. This information has been determined as if we had accounted for stock options under the fair value method under SFAS 123.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                             Three Months Ended
                                                                  March 31,
                                                          --------------------------
                                                             2005          2004
                                                          ------------  ------------
Net income available to common stockholders, as reported  $    10,967   $    13,115
Fair value of stock-based compensation cost                       (93)         (190)
                                                          ------------  ------------
Pro forma net income available to common stockholders     $    10,874   $    12,925
                                                          ============  ============
Earnings per share:
  Basic - as reported                                     $      0.56   $      0.68
                                                          ============  ============
  Basic - pro forma                                       $      0.56   $      0.67
                                                          ============  ============

  Diluted - as reported                                   $      0.55   $      0.67
                                                          ============  ============
  Diluted - pro forma                                     $      0.55   $      0.66
                                                          ============  ============

Statement of Financial Accounting Standards No. 123 (revised 2004), "Share- Based Payment" ("SFAS 123R") requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the financial statements. SFAS 123R eliminates the accounting for such awards using the intrinsic method pursuant to APB 25. In April 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R to no later than the beginning of the registrant's first fiscal year beginning after June 15, 2005. Accordingly, we plan to adopt SFAS 123R on January 1, 2006. We intend to use the modified-prospective transition method whereby compensation expense will be recognized relating to the remaining unvested portion of outstanding stock options at the time of adoption, and the expense will be recognized over the remaining service period. We do not expect the adoption of SFAS 123R to have a material impact on our financial statements since all awards accounted for pursuant to APB 25 will be fully vested by December 31, 2005.

2. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                    March 31,      December 31,
                                       2005            2004
                                    -----------     -----------

Land                               $   228,963     $   217,201
Buildings and improvements           1,342,140       1,246,888
Tenant and other improvements          137,329         139,823
                                    -----------     -----------
                                     1,708,432       1,603,912
Less accumulated depreciation         (186,587)       (176,059)
                                    -----------     -----------
                                   $ 1,521,845     $ 1,427,853
                                    ===========     ===========

3. Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are recorded at fair value. Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating and financial policies of the entities in which we invest. Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Emerging Issues Task Force Topic D-46, "Accounting for Limited Partnerships" ("EITF Topic D-46"). For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

The following table summarizes our available-for-sale securities (in thousands):

                                                     March 31,   December 31,
                                                        2005         2004
                                                    -----------  -----------

Adjusted cost of available-for-sale securities      $    3,336   $    3,190

Gross unrealized gains                                  14,029       16,110

Gross unrealized losses                                   (434)        (176)
                                                    -----------  -----------

Fair value of available-for-sale securities         $   16,931   $   19,124
                                                    ===========  ===========

We believe that the gross unrealized losses shown above are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of March 31, 2005 and December 31, 2004.

Our investments in privately held entities as of March 31, 2005 and December 31, 2004 totaled $49,039,000 and $48,295,000, respectively. Of these totals, $48,295,000 and $47,433,000 are accounted for under the cost method. The remainder ($744,000 and $862,000 as of March 31, 2005 and December 31, 2004, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of March 31, 2005, there were no unrealized losses in our investments in privately held entities.

4. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of March 31, 2005, we had borrowings of $287 million outstanding on the unsecured line of credit with a weighted average interest rate of 4.15%. As of March 31, 2005, we have an unsecured term loan with outstanding borrowings of $250 million with a weighted average interest rate of 4.15%. The unsecured term loan expires in December 2009.

Borrowings under our unsecured line of credit and unsecured term loan bear interest at a London Interbank Offered Rate ("LIBOR")-based rate. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $750 million. Under these provisions, as of March 31, 2005, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $724 million. Under the unsecured line of credit and unsecured term loan, we have an option to increase our maximum available commitment by an additional $100 million.

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

The following table summarizes our interest rate swap agreements as of March 31, 2005 (dollars in thousands):

                                            Notional       Effective at    Interest     Termination         Fair
Transaction Dates       Effective Dates      Amounts      March 31, 2005  Pay Rates        Dates           Values
---------------------- ----------------- ------------- ------------------ ---------- ----------------- ------------
July 2002              January 1, 2003    $  25,000     $     25,000        3.855%     June 30, 2005           (51)

July 2002              January 1, 2003       25,000           25,000        3.865%     June 30, 2005           (51)

November 2002          June 1, 2003          25,000           25,000        3.115%   December 31, 2005          72

November 2002          June 1, 2003          25,000           25,000        3.155%   December 31, 2005          64

December 2002          January 2, 2003       25,000           25,000        3.285%     June 30, 2006           160

December 2002          January 2, 2003       25,000           25,000        3.285%     June 30, 2006           160

December 2003          December 31, 2004     50,000           50,000        3.000%   December 30, 2005         186

December 2003          December 30, 2005     50,000             -           4.150%   December 29, 2006          98

December 2003          December 29, 2006     50,000             -           5.090%   October 31, 2008         (338)

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         437

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         437

April 2004             April 30, 2004        50,000           50,000        1.550%    April 29, 2005            52

April 2004             April 29, 2005        50,000             -           3.140%    April 28, 2006           319

April 2004             April 28, 2006        50,000             -           4.230%    April 30, 2007           107

April 2004             April 30, 2007        50,000             -           4.850%    April 30, 2008           (69)

June 2004              June 30, 2005         50,000             -           4.343%     June 30, 2007          (102)

December 2004          December 31, 2004     50,000           50,000        3.590%    January 2, 2008          770

December 2004          January 3, 2006       50,000             -           3.927%     July 1, 2008            711
                                                       ------------------                              ------------
Total Interest Rate Swap Agreements in Effect
 at March 31, 2005                                     $     350,000                                    $    2,962
                                                       ==================                              ============

5. Stockholders' Equity

In March 2005, we sold 1,437,500 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $62.51 per share, resulting in aggregate proceeds of approximately $89.1 million (after deducting underwriting discounts and other offering costs).

In March 2005, we declared a cash dividend on our common stock aggregating $13,910,000 ($0.66 per share) for the calendar quarter ended March 31, 2005. In March 2005, we also declared cash dividends on our 9.10% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") and 8.375% Series C Cumulative Redeemable Preferred Stock ("Series C preferred stock") aggregating $1,308,000 ($0.56875 per share) and $2,714,000 ($0.5234375 per share), respectively, for the period January 15, 2005 through April 14, 2005. The dividends on our common stock, Series B preferred stock and Series C preferred stock were paid on April 15, 2005.

6. Non-Cash Transactions

In connection with the acquisitions of two properties, in two separate transactions, located in the San Francisco Bay and Suburban Washington D.C. markets, we assumed two secured notes payable. The following table summarizes these transactions (in thousands):

                                  Three Months Ended
                                        March 31,
                               --------------------------
                                  2005           2004
                               -----------    -----------
Aggregate purchase price      $    16,550   $     --
Secured notes payable assumed      10,104         --
                               -----------    -----------
Cash paid for properties      $     6,446   $     --
                               ===========    ===========

For the three months ended March 31, 2005 and 2004, we incurred $992,000 and $926,000, respectively in non-cash stock compensation expense.

7. Earnings Per Share

The following table shows the computation of earnings per share, and dividends declared per common share (dollars in thousands, except per share amounts):

                                                             Three Months Ended
                                                                 March 31,
                                                          -----------    -----------
                                                             2005           2004
                                                          -----------    -----------

Net income available to common stockholders              $    10,967    $    13,115
                                                          ===========    ===========

Weighted average shares of common stock
  outstanding - basic                                     19,468,620     19,206,954
Add:  dilutive effect of stock options and
  stock grants                                               321,178        377,049
                                                          -----------    -----------

Weighted average shares of common stock
  outstanding - diluted                                   19,789,798     19,584,003
                                                          ===========    ===========

Earnings per share - basic                               $      0.56    $      0.68
                                                          ===========    ===========
Earnings per share - diluted                             $      0.55    $      0.67
                                                          ===========    ===========

Dividends declared per common share                      $      0.66    $      0.60
                                                          ===========    ===========

8. Discontinued Operations

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

The following is a summary of discontinued operations (in thousands):

                                              Three Months Ended
                                                  March 31,
                                             ---------------------
                                                2005        2004
                                             ---------  ----------

Total revenue                                $     --   $      14
Operating expenses                                 --          15
                                             ---------  ----------
Loss before gain on sale of property               --          (1)
Gain on sale of property                           --       1,627
                                             ---------  ----------
Income from discontinued operations, net     $     --   $   1,626
                                             =========  ==========

During the first quarter of 2004, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million.

No properties have been designated as "held for sale" as of March 31, 2005 and December 31, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

As used in this Form 10-Q, references to the "Company", "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

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

As of March 31, 2005, our portfolio consisted of 120 properties containing approximately 7.8 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 94% leased, excluding those properties in our redevelopment program. Our primary sources of revenue are rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

Results of Operations

Comparison of Three Months Ended March 31, 2005 ("First Quarter 2005") to Three Months Ended March 31, 2004 ("First Quarter 2004")

Rental revenues increased by $10.0 million, or 30%, to $43.8 million for First Quarter 2005 compared to $33.8 million for First Quarter 2004. The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped after January 1, 2004.

Tenant recoveries increased by $3.3 million, or 39%, to $11.6 million for First Quarter 2005 compared to $8.3 million for First Quarter 2004. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2004.

Other income was $721,000 for First Quarter 2005 compared to $687,000 for First Quarter 2004.

Rental operating expenses increased by $4.0 million, or 45%, to $12.7 million for First Quarter 2005 compared to $8.7 million for First Quarter 2004. The increase resulted primarily from rental operating expenses (the majority of which are recoverable from our tenants through tenant recoveries) from properties acquired, placed in service or redeveloped after January 1, 2004.

General and administrative expenses increased by $809,000, or 22%, to $4.4 million for First Quarter 2005 compared to $3.6 million for First Quarter 2004 primarily due to increases in payroll related expenses and increases related to other administrative costs. These increases were associated with the growth in both the depth and breadth of our operations from 91 properties with approximately 5.7 million rentable square feet at March 31, 2004 to 120 properties with approximately 7.8 million rentable square feet at March 31, 2005.

Interest expense increased by $4.6 million, or 69%, to $11.3 million for First Quarter 2005 compared to $6.7 million for First Quarter 2004. The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit and unsecured term loan. These borrowings were utilized to finance the acquisition of properties in 2004 and 2005, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 2.63% as of March 31, 2004 to 4.15% as of March 31, 2005. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured Line of Credit and Unsecured Term Loan").

Depreciation and amortization increased by $2.7 million, or 27%, to $12.6 million for First Quarter 2005 compared to $10.0 million for First Quarter 2004. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2004.

Income from discontinued operations, net was $1.6 million for First Quarter 2004. It reflects the results of operations of one property in the Suburban Washington D.C. market that was sold in First Quarter 2004. In connection with this sale, we recorded a gain of approximately $1.6 million. No properties were sold or designated as "held for sale" during First Quarter 2005.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for First Quarter 2005 increased by $12.1 million to $31.7 million compared to $19.5 million for First Quarter 2004. The increase resulted primarily from increases in cash flows from our portfolio of operating properties and an increase in net cash provided by operating activities primarily from an increase in certain operating liabilities (accounts payable, accrued expenses and tenant security deposits).

Net cash used in investing activities for First Quarter 2005 increased by $104.5 million to $124.8 million compared to $20.4 million for First Quarter 2004. This increase was primarily due to the purchase of rental properties and additions to properties under development for the First Quarter 2005.

Net cash provided by financing activities for First Quarter 2005 increased by $93.6 million to $93.8 million compared to $0.2 million for First Quarter 2004. This increase was primarily due to the net proceeds from our common stock offering in First Quarter 2005.

Contractual obligations and commitments

Contractual obligations as of March 31, 2005, consist of the following (dollars in thousands):

                                                             Payments by Period
                                                  ---------------------------------------------
                                      Total         2005     2006-2007   2008-2009   Thereafter
                                  -------------   --------   ---------   ---------   ----------
Contractual Obligations
Secured notes payable (1)        $     677,065   $ 21,396   $ 256,538   $ 158,068   $  241,063

Unsecured line of credit and
  unsecured term loan                  537,000         --     287,000     250,000           --

Ground lease obligations                64,896      1,355       3,683       3,801       56,057

Other obligations                        4,740        351       1,277       1,208        1,904
                                  -------------   --------   ---------   ---------   ----------
Total                            $   1,283,701   $ 23,102   $ 548,498   $ 413,077   $  299,024
                                  =============   ========   =========   =========   ==========

  Excludes unamortized premiums of $3.9 million as of March 31, 2005.

Secured notes payable as of March 31, 2005 included 30 notes secured by 57 properties and eight land development parcels.

The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan expires December 2009.

Ground lease obligations as of March 31, 2005 include leases for seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 28 to 51 years, exclusive of extension options.

In addition to the above, we were committed as of March 31, 2005 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $15.5 million.

As of March 31, 2005, we were also committed to fund approximately $17.8 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $15.7 million for certain investments.

Tenant security deposits and restricted cash

Tenant security deposits and other restricted cash as of March 31, 2005 consist of the following (in thousands):

                                                      Amount
                                                     ---------
Funds held in trust under the terms of certain
     secured notes payable                          $  12,210
Security deposit funds based on the terms of certain
     lease agreements                                   2,072
Other funds held in escrow                              4,406
                                                     ---------
                                                    $  18,688
                                                     =========

Secured debt

Secured debt as of March 31, 2005 consists of the following (dollars in thousands):

                                                                    March 31,   December 31,
                                                                       2005         2004
                                                                   ------------  ------------
Secured debt, interest rates varying from 3.69% to 8.71%,
   (weighted average effective interest rate of 5.88% and 5.67%
   at March 31, 2005 and December 31, 2004, respectively),
   maturity dates ranging from September 2005 to August 2021      $    677,065  $    635,432
Unamortized premiums                                                     3,852         3,514
                                                                   ------------  ------------
Total secured debt                                                $    680,917  $    638,946
                                                                   ============  ============

Our secured notes payable generally require monthly payments of principal and interest. At March 31, 2005, our secured notes payable were comprised of $472.0 million and $208.9 million of fixed and variable rate debt, respectively, compared to $437.2 million and $201.7 million of fixed and variable rate debt, respectively, at December 31, 2004.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of March 31, 2005 (in thousands):

                                            Weighted
                                            Average
             Year             Amount      Interest Rate(1)
    ----------------------- -----------   ------------

             2005              $21,396           5.88%
             2006              207,124           5.90%
             2007               49,414           6.34%
             2008              115,641           6.27%
             2009               42,427           6.83%
          Thereafter           241,063           6.83%
                            -----------
           Subtotal            677,065
     Unamortized premiums        3,852
                            -----------
      Total secured debt      $680,917
                            ===========

(1) The weighted average interest rate is calculated based on the outstanding debt as of April 1st for 2005, and as of January 1st for each year thereafter.

Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of March 31, 2005, we had borrowings of $287 million outstanding on the unsecured line of credit with a weighted average interest rate of 4.15%. As of March 31, 2005, we have an unsecured term loan with outstanding borrowings of $250 million with a weighted average interest rate of 4.15%. The unsecured term loan expires December 2009.

Borrowings under our unsecured line of credit and unsecured term loan bear interest at a LIBOR-based rate. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $750 million. Under these provisions, as of March 31, 2005, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $724 million. Under the unsecured line of credit and unsecured term loan, we have an option to increase our maximum available commitment by an additional $100 million.

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

The following table summarizes our interest rate swap agreements as of March 31, 2005 (dollars in thousands):

                                            Notional       Effective at    Interest     Termination         Fair
Transaction Dates       Effective Dates      Amounts      March 31, 2005  Pay Rates        Dates           Values
---------------------- ----------------- ------------- ------------------ ---------- ----------------- ------------
July 2002              January 1, 2003    $  25,000     $     25,000        3.855%     June 30, 2005           (51)

July 2002              January 1, 2003       25,000           25,000        3.865%     June 30, 2005           (51)

November 2002          June 1, 2003          25,000           25,000        3.115%   December 31, 2005          72

November 2002          June 1, 2003          25,000           25,000        3.155%   December 31, 2005          64

December 2002          January 2, 2003       25,000           25,000        3.285%     June 30, 2006           160

December 2002          January 2, 2003       25,000           25,000        3.285%     June 30, 2006           160

December 2003          December 31, 2004     50,000           50,000        3.000%   December 30, 2005         186

December 2003          December 30, 2005     50,000             -           4.150%   December 29, 2006          98

December 2003          December 29, 2006     50,000             -           5.090%   October 31, 2008         (338)

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         437

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         437

April 2004             April 30, 2004        50,000           50,000        1.550%    April 29, 2005            52

April 2004             April 29, 2005        50,000             -           3.140%    April 28, 2006           319

April 2004             April 28, 2006        50,000             -           4.230%    April 30, 2007           107

April 2004             April 30, 2007        50,000             -           4.850%    April 30, 2008           (69)

June 2004              June 30, 2005         50,000             -           4.343%     June 30, 2007          (102)

December 2004          December 31, 2004     50,000           50,000        3.590%    January 2, 2008          770

December 2004          January 3, 2006       50,000             -           3.927%     July 1, 2008            711
                                                       ------------------                              ------------
Total Interest Rate Swap Agreements in Effect
 at March 31, 2005                                     $     350,000                                    $    2,962
                                                       ==================                              ============

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

As of March 31, 2005 and December 31, 2004, our interest rate swap agreements have been classified at their fair values in our consolidated balance sheets. The offsetting adjustments were reflected as deferred gains (losses) in accumulated other comprehensive income (loss) in the stockholders' equity section of our consolidated balance sheets. Balances in accumulated other comprehensive income (loss) are recognized in earnings as swap payments are made.

Other Resources and Liquidity Requirements

In March 2005, we sold 1,437,500 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $62.51 per share, resulting in aggregate proceeds of approximately $89.1 million (after deducting underwriting discounts and other offering costs).

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the three months ended March 31, 2005 (dollars in thousands):
Property-related capital expenditures (1)	$ 932
Leasing costs (2)	$ 73
Property-related redevelopment costs	$ 17,303
Property-related development costs	$ 41,294

_______

  Property-related capital expenditures include all capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures and costs related to the redevelopment of a property. Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants. Approximately 91% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.
  Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space.

Inflation

As of March 31, 2005, approximately 83% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of March 31, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 88% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

Funds from Operations

Generally accepted accounting principles ("GAAP") basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the miscorrelation between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of Funds From Operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Liquidity and Capital Resources - Cash Flows" above for information regarding these measures of cash flow.)

The following table presents a reconciliation of net income available to common stockholders, the most directly comparable GAAP financial measure to FFO, to funds from operations available to common stockholders for the three months ended March 31, 2005 and 2004 (in thousands):

                                                 Three Months Ended
                                                     March 31,
                                               -----------------------
                                                  2005        2004
                                               ----------- -----------

Net income available to common stockholders       $10,967     $13,115

Add: Depreciation and amortization (1)             12,641       9,981

Subtract: Gain on sale of property (2)                 --      (1,627)
                                               ----------- -----------
Funds from operations available to
        common stockholders                       $23,608     $21,469
                                               =========== ===========

  Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").
  Gain on sale of property consists of a $1.6 million gain related to the sale of one property in the Suburban Washington D.C. market in the first quarter of 2004 that had been designated as "held for sale" during the quarter ended December 31, 2003.

Property and Lease Information

The following table is a summary of our property portfolio as of March 31, 2005 (dollars in thousands):

                                          Number of   Rentable   Annualized
                                          Operating    Square       Base     Occupancy
                                         Properties     Feet        Rent    Percentages
                                         ----------- ----------- ---------- -----------
Markets
California - Pasadena                             1      31,343       $807        98.9%
California - San Diego                           22   1,052,304     29,003        94.4%
California - San Francisco Bay                   11     674,652     21,006       100.0%
Eastern Massachusetts                            15     853,383     25,412        92.5%
New Jersey/Suburban Philadelphia                  7     458,623      7,825       100.0%
Southeast                                         8     400,391      6,030        84.5%(1)
Suburban Washington D.C.                         29   2,218,550     43,598        95.3%
Washington - Seattle                             10     787,795     22,445        87.3%
International - Canada                            1      68,000      2,587       100.0%
                                         ----------- ----------- ---------- -----------
Total                                           104   6,545,041    158,713        94.0%(2)
                                         =========== =========== ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes 16 properties under full or partial redevelopment. The total rentable square feet associated with these properties was 1,217,948, of which 613,691 square feet were under redevelopment as of March 31, 2005. Including properties under full or partial redevelopment, occupancy as of March 31, 2005 was 87.1%.

The following table summarizes certain information with respect to the lease expirations of our properties as of March 31, 2005:

                                    Square      Percentage of   Annualized Base
  Year of       Number of         Footage of      Aggregate     Rent of Expiring
   Lease         Expiring          Expiring    Portfolio Leased   Leases (per
Expiration        Leases            Leases      Square Footage    square foot)
-----------   --------------    -------------- ---------------- ----------------

   2005             62      (1)    337,209           5.0%            $23.77
   2006             46             968,898          14.3%            $24.02
   2007             28             663,528           9.8%            $26.73
   2008             17             418,307           6.2%            $26.04
   2009             22             543,159           8.0%            $23.79
Thereafter          80            3,828,703         56.7%            $27.61

_________

(1) Includes 25 month-to-month leases for approximately 71,000 square feet.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on March 31, 2005, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $4.0 million. We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on March 31, 2005, would increase annual future earnings and cash flows by approximately $4.0 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $11.5 million at March 31, 2005. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $18.6 million at March 31, 2005.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2005. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of March 31, 2005 would decrease their fair value by approximately $6.6 million.

We have exposure to foreign currency exchange rate market risk related to our wholly-owned subsidiary operating in Canada. The functional currency of our foreign subsidiary operating in Canada is the local currency, the Canadian dollar. Gains or losses resulting from the translation of our foreign subsidiary's balance sheet and income statement are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains or losses will be reflected in our income statement when a transaction with a third party, denominated in a currency other than the entity's functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

Exhibit Number	Description
10.1	Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and Nancy J. Kelley, dated January 31, 2005
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2005.
ALEXANDRIA REAL ESTATE EQUITIES INC.
/s/ Joel S. Marcus
Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)
/s/ Dean A. Shigenaga
Dean A. Shigenaga
Chief Financial Officer
(Principal Financial and Accounting Officer)