Form 10-Q
period 2005-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2005-08-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

385 East Colorado Boulevard, Suite 299, Pasadena, California 91101
(Address of principal executive offices including zip code)

(626) 578-0777
(Registrant's telephone number, including area code)

135 North Los Robles Avenue, Suite 250, Pasadena, California 91101
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

    As of August 5, 2005, 21,258,220 shares of common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                                            June 30,    December 31,
                                                              2005          2004
                                                          ------------  ------------
                                                          (Unaudited)
                         Assets
Rental properties, net                                   $  1,613,331  $  1,427,853
Properties under development                                  268,687       252,249
Cash and cash equivalents                                       2,390         3,158
Tenant security deposits and other restricted cash             20,110        17,669
Tenant receivables                                              2,198         2,542
Deferred rent                                                  45,547        43,166
Investments                                                    73,396        67,419
Other assets                                                   66,037        58,228
                                                          ------------  ------------
       Total assets                                         2,091,696     1,872,284
                                                          ============  ============
          Liabilities and Stockholders' Equity
Secured notes payable                                         662,934       638,946
Unsecured line of credit and unsecured term loan              639,000       548,000
Accounts payable, accrued expenses and
   tenant security deposits                                    55,680        48,581
Dividends payable                                              17,771        16,284
                                                          ------------  ------------
       Total liabilities                                    1,375,385     1,251,811
Stockholders' equity:
   Series B preferred stock                                    57,500        57,500
   Series C preferred stock                                   129,638       129,638
   Common stock                                                   212           196
   Additional paid-in capital                                 520,261       421,835
   Deferred compensation                                      (12,020)       (7,807)
   Retained earnings                                               93         5,267
   Accumulated other comprehensive income                      20,627        13,844
                                                          ------------  ------------
       Total stockholders' equity                             716,311       620,473
                                                          ------------  ------------
       Total liabilities and stockholders' equity        $  2,091,696  $  1,872,284
                                                          ============  ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                       ------------ -----------  ------------ -----------
                                                          2005         2004         2005         2004
                                                       -----------  -----------  -----------  -----------
Revenues
  Rental                                              $    45,699  $    34,444  $    89,430  $    68,173
  Tenant recoveries                                        11,449        8,420       23,036       16,728
  Other income                                              1,069          608        1,790        1,295
                                                       -----------  -----------  -----------  -----------
                                                           58,217       43,472      114,256       86,196
Expenses
  Rental operations                                        12,725        8,801       25,413       17,530
  General and administrative                                4,765        3,814        9,210        7,450
  Interest                                                 11,248        6,926       22,569       13,635
  Depreciation and amortization                            13,243       10,078       25,875       20,050
                                                       -----------  -----------  -----------  -----------
                                                           41,981       29,619       83,067       58,665
                                                       -----------  -----------  -----------  -----------
Income from continuing operations                          16,236       13,853       31,189       27,531

Income from discontinued operations, net                       37           34           73        1,696
                                                       -----------  -----------  -----------  -----------
Net income                                            $    16,273  $    13,887  $    31,262  $    29,227
                                                       ===========  ===========  ===========  ===========
Dividends on preferred stock                                4,023        2,284        8,045        4,509
Preferred stock redemption charge                              --        1,876           --        1,876
                                                       -----------  -----------  -----------  -----------
Net income available to common stockholders           $    12,250  $     9,727  $    23,217  $    22,842
                                                       ===========  ===========  ===========  ===========
Earnings per share - basic:
   Continuing operations (net of preferred stock
     dividends and preferred stock redemption charge) $      0.59  $      0.50  $      1.15  $      1.10
   Discontinued operations, net                                --         0.00         0.00         0.09
                                                       -----------  -----------  -----------  -----------
   Earnings per share - basic                         $      0.59  $      0.50  $      1.15  $      1.19
                                                       ===========  ===========  ===========  ===========
Earnings per share - diluted:
   Continuing operations (net of preferred stock
     dividends and preferred stock redemption charge) $      0.58  $      0.50  $      1.13  $      1.08
   Discontinued operations, net                                --         0.00         0.00         0.09
                                                       -----------  -----------  -----------  -----------
   Earnings per share - diluted                       $      0.58  $      0.50  $      1.13  $      1.17
                                                       ===========  ===========  ===========  ===========
Weighted average shares of common stock
 outstanding:
   Basic                                               20,936,265   19,284,631   20,206,497   19,245,792
                                                       ===========  ===========  ===========  ===========
   Diluted                                             21,275,364   19,608,854   20,536,039   19,595,337
                                                       ===========  ===========  ===========  ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------- ----------
                                                                   2005        2004
                                                                ----------  ----------
Operating Activities
Net income                                                     $   31,262  $   29,227
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of property                                               --      (1,627)
Depreciation and amortization                                      25,892      20,069
Amortization of loan fees and costs                                 3,714       1,141
Amortization of premiums on secured notes payable                    (492)        (62)
Stock compensation expense                                          2,584       1,579
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash               (2,441)     (2,202)
  Tenant receivables                                                  344        (128)
  Deferred rent                                                    (5,808)     (5,891)
  Other assets                                                    (14,066)     (6,640)
  Accounts payable, accrued expenses and tenant
    security deposits                                               8,191        (521)
                                                                ----------  ----------
Net cash provided by operating activities                          49,180      34,945
                                                                ----------  ----------

Investing Activities
Purchase of rental properties                                    (117,418)    (62,272)
Proceeds from sale of rental property                                  --       5,454
Additions to rental properties                                    (41,676)    (32,554)
Additions to properties under development                         (46,636)    (11,139)
Additions to investments, net                                        (401)     (3,391)
                                                                ----------  ----------
Net cash used in investing activities                            (206,131)   (103,902)
                                                                ----------  ----------
Financing Activities
Proceeds from secured notes payable                                33,580      38,000
Proceeds from exercise of stock options                             2,526       4,032
Proceeds from issuance of common stock                             89,118          --
Proceeds from issuance of preferred stock                              --     124,209
Principal borrowings from (reductions to) unsecured line
  of credit                                                        91,000     (65,000)
Principal reductions of secured notes payable                     (25,093)     (6,986)
Dividends paid on common stock                                    (26,903)    (22,803)
Dividends paid on preferred stock                                  (8,045)     (4,450)
                                                                ----------  ----------
Net cash provided by financing activities                         156,183      67,002
                                                                ----------  ----------
Net decrease in cash and cash equivalents                            (768)     (1,955)
Cash and cash equivalents at beginning of period                    3,158       4,985
                                                                ----------  ----------
Cash and cash equivalents at end of period                     $    2,390  $    3,030
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

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged principally on the ownership, operation, management, acquisition and selective redevelopment and development of properties containing office/laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to institutional, pharmaceutical, biotechnology, life science product, service, biodefense, and translational research entities, as well as related government agencies. As of June 30, 2005, our portfolio consisted of 125 properties (124 located in nine states and one property located in Canada) with approximately 8.1 million rentable square feet of office/laboratory space.

As of June 30, 2005, approximately 84% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of June 30, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of June 30, 2005, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

International Operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar. During the first quarter of 2005, we completed our first international acquisition of one operating property through a wholly-owned Canadian subsidiary. The functional currency for our foreign subsidiary operating in Canada is the local currency, the Canadian dollar. The assets and liabilities of our foreign subsidiary are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiary are translated using the average exchange rate for the period presented. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders' equity.

Gains or losses are recognized in the income statement when a transaction with a third party, denominated in a currency other than the entity's functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                                    June 30,    December 31,
                                                      2005          2004
                                                  ------------  ------------

Unrealized gain on marketable securities         $     21,510  $     15,934
Unrealized loss on interest rate swap agreements         (998)       (2,090)
Unrealized foreign currency translation gain              115            --
                                                  ------------  ------------
                                                 $     20,627  $     13,844
                                                  ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                       Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                     ----------  ----------  ----------  ----------
                                        2005        2004        2005        2004
                                     ----------  ----------  ----------  ----------

Net income                          $   16,273  $   13,887  $   31,262  $   29,227
Unrealized gain (loss) on
  marketable securities                  7,915        (240)      5,576         105
Unrealized (loss) gain on interest
  rate swap agreements                  (3,960)      6,900       1,092       5,011
Unrealized foreign currency
  translation (loss) gain                 (364)         --         115          --
                                     ----------  ----------  ----------  ----------
Comprehensive income                $   19,864  $   20,547  $   38,045  $   34,343
                                     ==========  ==========  ==========  ==========

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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                  Three Months Ended        Six Months Ended
                                                     June 30,                  June 30,
                                               ------------ -----------  ------------ -----------
                                                  2005         2004         2005         2004
                                               -----------  -----------  -----------  -----------
Net income available to common
  stockholders, as reported                   $    12,250  $     9,727  $    23,217  $    22,842
Fair value of stock-based compensation cost           (37)        (187)        (130)        (377)
                                               -----------  -----------  -----------  -----------
Pro forma net income available to common
  stockholders                                $    12,213  $     9,540  $    23,087  $    22,465
                                               ===========  ===========  ===========  ===========
Income per common share:
  Basic - as reported                               $0.59        $0.50        $1.15        $1.19
                                               ===========  ===========  ===========  ===========
  Basic - pro forma                                 $0.58        $0.49        $1.14        $1.17
                                               ===========  ===========  ===========  ===========

  Diluted - as reported                             $0.58        $0.50        $1.13        $1.17
                                               ===========  ===========  ===========  ===========
  Diluted - pro forma                               $0.57        $0.49        $1.12        $1.15
                                               ===========  ===========  ===========  ===========

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

2. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                                  June 30,    December 31,
                                                    2005          2004
                                                ------------  ------------

Land                                           $    248,643  $    217,201
Buildings and building improvements               1,422,554     1,246,888
Other improvements                                  139,595       139,823
                                                ------------  ------------
                                                  1,810,792     1,603,912
Less accumulated depreciation                      (197,461)     (176,059)
                                                ------------  ------------
                                               $  1,613,331  $  1,427,853
                                                ============  ============

3. Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" in accordance with Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and are recorded at fair value. Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating and financial policies of the entities in which we invest. Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Emerging Issues Task Force Topic D-46, "Accounting for Limited Partnerships" ("EITF Topic D-46"). For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

The following table summarizes our available-for-sale securities (in thousands):

                                                  June 30,    December 31,
                                                    2005          2004
                                                ------------  ------------

Adjusted cost of available-for-sale securities $      4,083  $      3,190
Gross unrealized gains                               22,416        16,110
Gross unrealized losses                                (906)         (176)
                                                ------------  ------------
Fair value of available-for-sale securities    $     25,593  $     19,124
                                                ============  ============

We believe that the gross unrealized losses shown above are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of June 30, 2005 and December 31, 2004.

Our investments in privately held entities as of June 30, 2005 and December 31, 2004 totaled $47,803,000 and $48,295,000, respectively. Of these totals, $46,723,000 and $47,433,000 are accounted for under the cost method. The remainder ($1,080,000 and $862,000 as of June 30, 2005 and December 31, 2004, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of June 30, 2005, there were no unrealized losses in our investments in privately held entities.

4. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of June 30, 2005, we had borrowings of $389 million outstanding on the unsecured line of credit with a weighted average interest rate of 4.60%. As of June 30, 2005, we have an unsecured term loan with outstanding borrowings of $250 million with a weighted average interest rate of 4.58%. The unsecured term loan expires in December 2009.

Borrowings under our unsecured line of credit and unsecured term loan bear interest at a London Interbank Offered Rate ("LIBOR")-based rate. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

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

The following table summarizes our interest rate swap agreements as of June 30, 2005 (dollars in thousands):

                                        Notional   Effective at   Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts    June 30, 2005  Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

November 2002      June 1, 2003       $  25,000   $     25,000     3.115%    December 31, 2005  $    64

November 2002      June 1, 2003          25,000         25,000     3.155%    December 31, 2005       59

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          125

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          125

December 2003      December 31, 2004     50,000         50,000     3.000%    December 30, 2005      158

December 2003      December 30, 2005     50,000             --     4.150%    December 29, 2006      (88)

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008      (938)

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      331

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      331

April 2004         April 29, 2005        50,000         50,000     3.140%    April 28, 2006         252

April 2004         April 28, 2006        50,000             --     4.230%    April 30, 2007        (135)

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008        (406)

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007         (470)

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008        337

December 2004      January 3, 2006       50,000             --     3.927%    July 1, 2008            45

May 2005           December 30, 2005     25,000             --     4.120%    November 30, 2006      (34)

May 2005           June 30, 2006         50,000             --     4.270%    June 29, 2007         (145)

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007      (85)

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008         (175)

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008      (89)

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009         (165)

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009      (95)

Total Interest Rate Swap Agreements in Effect     -------------                                 --------
  at June 30, 2005                                $    350,000                                  $  (998)
                                                  =============                                 ========

5. Stockholders' Equity

In March 2005, we sold 1,437,500 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $62.51 per share, resulting in aggregate proceeds of approximately $89.1 million (after deducting underwriting discounts and other offering costs).

In June 2005, we declared a cash dividend on our common stock aggregating $14,419,000 ($0.68 per share) for the calendar quarter ended June 30, 2005. In June 2005, we also declared cash dividends on our 9.10% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") and 8.375% Series C Cumulative Redeemable Preferred Stock ("Series C preferred stock") aggregating $1,308,000 ($0.56875 per share) and $2,714,000 ($0.5234375 per share), respectively, for the period April 15, 2005 through July 14, 2005. The dividends on our common stock, Series B preferred stock and Series C preferred stock were paid on July 15, 2005.

6. Non-Cash Transactions

During the six months ended June 30, 2005, we assumed four secured notes payable in connection with the acquisitions of four properties, in four separate transactions, located in the San Francisco Bay, Suburban Washington D.C. and Eastern Massachusetts markets. During the six months ended June 30, 2004, we assumed one secured note payable in connection with the acquisition of one property located in the Eastern Massachusetts market. The following table summarizes these transactions (in thousands):

                                          Six Months Ended
                                             June 30,
                                    ----------------------------
                                        2005            2004
                                    ------------    ------------
Aggregate purchase price           $     30,883   $      13,820
Secured notes payable assumed            19,420           9,528
                                    ------------    ------------
Cash paid for properties           $     11,463   $       4,292
                                    ============    ============

For the six months ended June 30, 2005 and 2004, we incurred $2,584,000 and $1,579,000, respectively in non-cash stock compensation expense.

7. Earnings Per Share

The following table shows the computation of earnings per share, and dividends declared per common share (dollars in thousands, except per share amounts):

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               ------------ -----------  ------------ -----------
                                                  2005         2004         2005         2004
                                               -----------  -----------  -----------  -----------

Net income available to common stockholders       $12,250       $9,727      $23,217      $22,842
                                               ===========  ===========  ===========  ===========

Weighted average shares of common stock
  outstanding - basic                          20,936,265   19,284,631   20,206,497   19,245,792
Add:  dilutive effect of stock options and
  stock grants                                    339,099      324,223      329,542      349,545
                                               -----------  -----------  -----------  -----------

Weighted average shares of common stock
  outstanding - diluted                        21,275,364   19,608,854   20,536,039   19,595,337
                                               ===========  ===========  ===========  ===========

Earnings per share - basic                          $0.59        $0.50        $1.15        $1.19
                                               ===========  ===========  ===========  ===========
Earnings per share - diluted                        $0.58        $0.50        $1.13        $1.17
                                               ===========  ===========  ===========  ===========

Dividends declared per common share                 $0.68        $0.62        $1.34        $1.22
                                               ===========  ===========  ===========  ===========

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

The following is a summary of discontinued operations (in thousands):

                                             Three Months Ended          Six Months Ended
                                                 June 30,                    June 30,
                                          ------------- -----------   ------------ -----------
                                             2005          2004          2005         2004
                                          -----------   -----------   -----------  -----------

Revenue                                  $        50   $        51   $       100  $       116
Operating expenses                                 5             7            10           28
                                         ------------  ------------  ------------ ------------
Revenue less operating expenses                   45            44            90           88
Depreciation                                       8            10            17           19
Income before gain on                    ------------  ------------  ------------ ------------
   sale of property                               37            34            73           69
Gain on sale of property                          --            --            --        1,627
                                         ------------  ------------  ------------ ------------
Income from discontinued operations, net $        37   $        34   $        73  $     1,696
                                         ============  ============  ============ ============

                                           June 30,     December 31,
                                             2005          2004
                                         ------------  ------------
Properties held for sale, net            $     1,001   $     1,016
Other assets                                     153           142
                                         ------------  ------------
Total assets                             $     1,154         1,158
                                         ============  ============
Total liabilities                                 57            50
                                         ------------  ------------
Net assets of discontinued operations    $     1,097   $     1,108
                                         ============  ============

Income from discontinued operations, net includes the results of operations of one property we sold during the first quarter of 2004, and one property that had been designated as "held for sale" as of June 30, 2005. During the first quarter of 2004, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million.

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

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition and selective redevelopment and development of high quality, strategically located properties containing office/laboratory space leased principally to tenants in the life science industry. We refer to these properties as "life science properties".

As of June 30, 2005, our portfolio consisted of 125 properties containing approximately 8.1 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 95% leased, excluding those properties in our redevelopment program. Our primary sources of revenue are rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

As of June 30, 2005, approximately 84% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of June 30, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of June 30, 2005, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended June 30, 2005 ("Second Quarter 2005") to Three Months Ended June 30, 2004 ("Second Quarter 2004")

Rental revenues increased by $11.3 million, or 33%, to $45.7 million for Second Quarter 2005 compared to $34.4 million for Second Quarter 2004. The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped after April 1, 2004.

Tenant recoveries increased by $3.0 million, or 36%, to $11.4 million for Second Quarter 2005 compared to $8.4 million for Second Quarter 2004. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after April 1, 2004.

Other income increased by $461,000, or 76%, to $1.1 million for Second Quarter 2005 compared to $608,000 for Second Quarter 2004.

Rental operating expenses increased by $3.9 million, or 45%, to $12.7 million for Second Quarter 2005 compared to $8.8 million for Second Quarter 2004. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after April 1, 2004. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.0 million, or 25%, to $4.8 million for Second Quarter 2005 compared to $3.8 million for Second Quarter 2004 primarily due to costs associated with the growth in both the depth and breadth of our operations in multiple markets from 96 properties with approximately 6.0 million rentable square feet at June 30, 2004 to 125 properties with approximately 8.1 million rentable square feet at June 30, 2005.

Interest expense increased by $4.3 million, or 62%, to $11.2 million for Second Quarter 2005 compared to $6.9 million for Second Quarter 2004. The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit and unsecured term loan. These borrowings were utilized to finance the acquisition of properties in 2004 and 2005, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 2.75% as of June 30, 2004 to 4.60% as of June 30, 2005. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured line of credit and unsecured term loan").

Depreciation and amortization increased by $3.2 million, or 31%, to $13.2 million for Second Quarter 2005 compared to $10.1 million for Second Quarter 2004. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after April 1, 2004.

Income from discontinued operations, net was $37,000 and $34,000 for Second Quarter 2005 and Second Quarter 2004, respectively. It reflects the results of operations of one property in the Southeast market that had been designated as "held for sale" during Second Quarter 2005.

Comparison of Six Months Ended June 30, 2005 ("Six Months 2005") to Six Months Ended June 30, 2004 ("Six Months 2004")

Rental revenues increased by $21.3 million, or 31%, to $89.4 million for Six Months 2005 compared to $68.2 million for Six Months 2004. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2004.

Tenant recoveries increased by $6.3 million, or 38%, to $23.0 million for Six Months 2005 compared to $16.7 million for Six Months 2004. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2004.

Other income increased by $495,000, or 38%, to $1.8 million for Six Months 2005 compared to $1.3 million for Six Months 2004.

Rental operating expenses increased by $7.9 million, or 45%, to $25.4 million for Six Months 2005 compared to $17.5 million for Six Months 2004. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after January 1, 2004. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.8 million, or 24%, to $9.2 million for Six Months 2005 compared to $7.5 million for Six Months 2004 primarily due to costs associated with the growth in both the depth and breadth of our operations in multiple markets from 96 properties with approximately 6.0 million rentable square feet at June 30, 2004 to 125 properties with approximately 8.1 million rentable square feet at June 30, 2005.

Interest expense increased by $8.9 million, or 66%, to $22.6 million for Six Months 2005 compared to $13.6 million for Six Months 2004. The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit and unsecured term loan. These borrowings were utilized to finance the acquisition of properties in 2004 and 2005, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 2.75% as of June 30, 2004 to 4.60% as of June 30, 2005. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured line of credit and unsecured term loan").

Depreciation and amortization increased by $5.8 million, or 29%, to $25.9 million for Six Months 2005 compared to $20.1 million for Six Months 2004. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2004.

Income from discontinued operations, net was $73,000 and $1.7 million for Six Months 2005 and Six Months 2004, respectively. This reflects the results of operations of one property in the Southeast market that had been designated as "held for sale" as of June 30, 2005, and one property in the Suburban Washington D.C. market that was sold in the first quarter of 2004. In connection with the sale of this property, we recorded a gain of approximately $1.6 million in the first quarter of 2004.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Six Months 2005 increased by $14.2 million to $49.2 million compared to $34.9 million for Six Months 2004. The increase resulted primarily from increases in cash flows from our portfolio of operating properties.

Net cash used in investing activities for Six Months 2005 increased by $102.2 million to $206.1 million compared to $103.9 million for Six Months 2004. This increase was primarily due to the purchase of rental properties and additions to properties under development for Six Months 2005.

Net cash provided by financing activities for Six Months 2005 increased by $89.2 million to $156.2 million compared to $67.0 million for Six Months 2004. This increase was primarily due to a net increase in principal borrowings from our unsecured line of credit.

Contractual obligations and commitments

Contractual obligations as of June 30, 2005, consist of the following (dollars in thousands):

                                                     Payments by Period
                                              ------------------------------------------
                                   Total        2005    2006-2007  2008-2009  Thereafter
                               -------------  --------  ---------  ---------  ----------
Contractual Obligations
Secured notes payable (1)     $     658,555  $ 19,391  $ 235,190  $ 155,514  $  248,460

Unsecured line of credit and
  unsecured term loan               639,000        --    389,000    250,000          --

Ground lease obligations             64,444       903      3,683      3,801      56,057

Other obligations                     5,993       327      1,645      1,598       2,423
                               -------------  --------  ---------  ---------  ----------
Total                         $   1,367,992  $ 20,621  $ 629,518  $ 410,913  $  306,940
                               =============  ========  =========  =========  ==========
  (1) Excludes unamortized premiums of $4.4 million as of June 30, 2005.

Secured notes payable as of June 30, 2005 includes 31 notes secured by 58 properties and eight land development parcels.

The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan expires December 2009.

Ground lease obligations as of June 30, 2005 include leases for seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 28 to 50 years, exclusive of extension options.

In addition to the above, we were committed as of June 30, 2005 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $18.1 million.

As of June 30, 2005, we were also committed to fund approximately $20.1 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $14.3 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash as of June 30, 2005 consist of the following (in thousands):

                                                                         Amount
                                                                        ---------

Funds held in trust under the terms of certain secured notes payable   $  13,828
Security deposit funds based on the terms of certain lease agreements      2,077
Other funds held in escrow                                                 4,205
                                                                        ---------
                                                                       $  20,110
                                                                        =========

Secured notes payable

Secured notes payable as of June 30, 2005 consists of the following (dollars in thousands):

                                                                      June 30,    December 31,
                                                                        2005          2004
                                                                    ------------  ------------
Secured notes payable, interest rates varying from 3.73% to 8.71%, $    658,555  $    635,432
   (weighted average effective interest rate of 5.97% and 5.67%
   at June 30, 2005 and December 31, 2004, respectively),
   maturity dates ranging from September 2005 to June 2016
Unamortized premiums                                                      4,379         3,514
                                                                    ------------  ------------
Total secured notes payable                                        $    662,934  $    638,946
                                                                    ============  ============

Our secured notes payable generally require monthly payments of principal and interest. At June 30, 2005, our secured notes payable were comprised of $478.8 million and $184.1 million of fixed and variable rate debt, respectively, compared to $437.2 million and $201.7 million of fixed and variable rate debt, respectively, at December 31, 2004.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of June 30, 2005 (in thousands):

                                         Weighted
                                         Average
         Year             Amount      Interest Rate (1)
----------------------  -----------    -----------

         2005          $    19,391           5.98%
         2006              185,920 (1)       5.99%
         2007               49,270           6.35%
         2008              115,491           6.28%
         2009               40,023           6.83%
      Thereafter           248,460           6.81%
                        -----------
       Subtotal            658,555
 Unamortized premiums        4,379
                        -----------
        Total          $   662,934
                        ===========

(1) The weighted average interest rate is calculated based on the outstanding debt as of July 1st 2005, and as of January 1st for each year thereafter.

Unsecured line of credit and unsecured term loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of June 30, 2005, we had borrowings of $389 million outstanding on the unsecured line of credit with a weighted average interest rate of 4.60%. As of June 30, 2005, we have an unsecured term loan with outstanding borrowings of $250 million with a weighted average interest rate of 4.58%. The unsecured term loan expires December 2009.

Borrowings under our unsecured line of credit and unsecured term loan bear interest at a LIBOR-based rate. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

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

The following table summarizes our interest rate swap agreements as of June 30, 2005 (dollars in thousands):

                                        Notional   Effective at   Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts    June 30, 2005  Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

November 2002      June 1, 2003       $  25,000   $     25,000     3.115%    December 31, 2005  $    64

November 2002      June 1, 2003          25,000         25,000     3.155%    December 31, 2005       59

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          125

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          125

December 2003      December 31, 2004     50,000         50,000     3.000%    December 30, 2005      158

December 2003      December 30, 2005     50,000             --     4.150%    December 29, 2006      (88)

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008      (938)

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      331

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      331

April 2004         April 29, 2005        50,000         50,000     3.140%    April 28, 2006         252

April 2004         April 28, 2006        50,000             --     4.230%    April 30, 2007        (135)

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008        (406)

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007         (470)

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008        337

December 2004      January 3, 2006       50,000             --     3.927%    July 1, 2008            45

May 2005           December 30, 2005     25,000             --     4.120%    November 30, 2006      (34)

May 2005           June 30, 2006         50,000             --     4.270%    June 29, 2007         (145)

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007      (85)

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008         (175)

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008      (89)

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009         (165)

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009      (95)

Total Interest Rate Swap Agreements in Effect     -------------                                 --------
  at June 30, 2005                                $    350,000                                  $  (998)
                                                  =============                                 ========

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

As of June 30, 2005 and December 31, 2004, our interest rate swap agreements have been classified at their fair values in our consolidated balance sheets. The offsetting adjustments were reflected as deferred gains in accumulated other comprehensive income in the stockholders' equity section of our consolidated balance sheets. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the six months ended June 30, 2005 (in thousands):
Property-related capital expenditures (1)	$ 1,476
Leasing costs (2)	$ 216
Property-related redevelopment costs	$ 33,926
Property-related development costs	$ 50,578

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

Inflation

As of June 30, 2005, approximately 84% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of June 30, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders, the most directly comparable GAAP financial measure to FFO, to funds from operations available to common stockholders for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                               For the Three Months Ended  For the Six Months Ended
                                                      June 30,                    June 30,
                                               ----------------------      ------------------------
                                                  2005        2004            2005         2004
                                               ----------  ----------      ----------  ------------

Net income available to common stockholders      $12,250      $9,727         $23,217       $22,842
Add: Depreciation and amortization (1)            13,251      10,088          25,892        20,069
Subtract: Gain on sale of property (2)                --          --              --        (1,627)
                                               ----------  ----------      ----------  ------------
Funds from operations available to
  common stockholders                            $25,501     $19,815         $49,109       $41,284
                                               ==========  ==========      ==========  ============
  Includes depreciation and amortization on assets sold or "held for sale" reflected as discontinued operations (for the periods prior to when such assets were sold or designated as "held for sale").
  Gain on sale of property relates to the disposition of a property in the Suburban Washington D.C. market during the first quarter of 2004.

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2005 (dollars in thousands):

                                          Number of   Rentable    Annualized
                                          Operating    Square        Base     Occupancy
                                         Properties     Feet         Rent    Percentages
                                         ----------- -----------  ---------- -----------
Markets
California - Pasadena                             1      31,343        $807        98.9%
California - San Diego                           22   1,052,304      29,134        94.4%
California - San Francisco Bay                   14     927,453      27,546        97.1%
Eastern Massachusetts                            18   1,038,536      30,247        93.8%
New Jersey/Suburban Philadelphia                  7     458,623       7,826        98.5%
Southeast                                         8     400,391       6,207        84.1%(1)
Suburban Washington D.C.                         30   2,321,770      46,886        96.6%
Washington - Seattle                             10     793,910      23,519        90.6%
International - Canada                            1      68,000       2,564       100.0%
                                         ----------- -----------  ---------- -----------
Total                                           111   7,092,330    $174,736        94.7%(2)
                                         =========== ===========  ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes 14 properties under full or partial redevelopment. The total rentable square feet associated with these properties was 1,010,967, of which 530,040 square feet were under redevelopment as of June 30, 2005. Including properties under full or partial redevelopment, occupancy as of June 30, 2005 was 88.8%.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2005:

                                  Square      Percentage of    Annualized Base
   Year of     Number of        Footage of      Aggregate      Rent of Expiring
    Lease       Expiring         Expiring    Portfolio Leased    Leases (per
 Expiration      Leases           Leases       Square Feet       square foot)
------------- ------------    -------------- ----------------  ----------------

    2005           52     (1)    270,012           3.8%       $     25.94
    2006           53            985,912          13.7%       $     24.33
    2007           30            670,587           9.3%       $     26.79
    2008           18            422,643           5.9%       $     25.99
    2009           26            593,338           8.2%       $     23.37
 Thereafter        97           4,256,951         59.1%       $     27.46

_________

  Includes 25 month-to-month leases for approximately 67,000 square feet.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on June 30, 2005, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $4.7 million. We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on June 30, 2005, would increase annual future earnings and cash flows by approximately $4.7 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $29.1 million at June 30, 2005. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $30.3 million at June 30, 2005.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2005. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of June 30, 2005 would decrease their fair value by approximately $7.3 million.

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

There have been no material changes in our reported market risks since January 1, 2005. See further discussion of these risks in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods as of June 30, 2005.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualified. The following directors were elected to pursuant to the votes indicated:
Director	"For"	"Withheld"
Jerry M. Sudarsky	10,331,298	8,616,711
Joel S. Marcus	18,657,786	290,223
James H. Richardson	18,639,417	308,592
Richard B. Jennings	18,734,212	213,797
Richard H. Klein	18,810,202	137,807
Alan G. Walton	18,827,842	120,167
Richmond A. Wolf	18,904,138	43,871

At the meeting, our stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2005. A total of 18,200,778 shares voted "for" the ratification, 743,582 shares voted "against" and 3,649 shares abstained.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2005.

ALEXANDRIA REAL ESTATE EQUITIES INC.

/s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)