Form 10-Q
period 2005-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2005-11-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

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
(Address of principal executive offices) (Zip Code)

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

    As of November 4, 2005, 22,488,883 shares of common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

                                                          September 30,   December 31,
                                                              2005            2004
                                                          ------------    ------------
                                                          (Unaudited)
                         Assets
Rental properties, net                                   $  1,695,956   $   1,427,853
Properties under development                                  279,425         252,249
Cash and cash equivalents                                       4,551           3,158
Tenant security deposits and other restricted cash             19,434          17,669
Tenant receivables                                              3,265           2,542
Deferred rent                                                  48,329          43,166
Investments                                                    77,101          67,419
Other assets                                                   68,738          58,228
                                                          ------------    ------------
       Total assets                                      $  2,196,799   $   1,872,284
                                                          ============    ============
          Liabilities and Stockholders' Equity
Secured notes payable                                    $    666,698   $     638,946
Unsecured line of credit and unsecured term loan              605,000         548,000
Accounts payable, accrued expenses and
   tenant security deposits                                    65,454          48,581
Dividends payable                                              18,892          16,284
                                                          ------------    ------------
       Total liabilities                                    1,356,044       1,251,811
                                                          ------------    ------------
Minority interest                                              20,132              --
Stockholders' equity:
   Series B preferred stock                                    57,500          57,500
   Series C preferred stock                                   129,638         129,638
   Common stock                                                   224             196
   Additional paid-in capital                                 604,357         414,028
   Retained earnings                                               --           5,267
   Accumulated other comprehensive income                      28,904          13,844
                                                          ------------    ------------
       Total stockholders' equity                             820,623         620,473
                                                          ------------    ------------
       Total liabilities and stockholders' equity        $  2,196,799   $   1,872,284
                                                          ============    ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                         ------------ -----------  ------------ -----------
                                                            2005         2004         2005         2004
                                                         -----------  -----------  -----------  -----------
Revenues
  Rental                                                $    48,814  $    35,867  $   138,244  $   104,040
  Tenant recoveries                                          13,588        9,608       36,624       26,336
  Other income                                                1,350          984        3,140        2,279
                                                         -----------  -----------  -----------  -----------
                                                             63,752       46,459      178,008      132,655
Expenses
  Rental operations                                          14,360       10,178       39,773       27,708
  General and administrative                                  5,993        3,662       15,180       11,112
  Interest                                                   13,160        6,626       35,729       20,261
  Depreciation and amortization                              14,073       10,565       39,948       30,615
                                                         -----------  -----------  -----------  -----------
                                                             47,586       31,031      130,630       89,696
Minority interest                                               234           --          257           --
                                                         -----------  -----------  -----------  -----------
Income from continuing operations                            15,932       15,428       47,121       42,959

Income from discontinued operations, net                         59           36          132        1,732
                                                         -----------  -----------  -----------  -----------
Net income                                                   15,991       15,464       47,253       44,691

Dividends on preferred stock                                  4,022        4,094       12,067        8,603
Preferred stock redemption charge                                --           --           --        1,876
                                                         -----------  -----------  -----------  -----------
Net income available to common stockholders             $    11,969  $    11,370  $    35,186  $    34,212
                                                         ===========  ===========  ===========  ===========
Earnings per share - basic:
   Continuing operations (net of preferred stock
     dividends and preferred stock redemption charge)   $      0.57  $      0.59  $      1.71  $      1.68
   Discontinued operations, net                                  --           --         0.01         0.09
                                                         -----------  -----------  -----------  -----------
   Earnings per share - basic                           $      0.57  $      0.59  $      1.72  $      1.77
                                                         ===========  ===========  ===========  ===========
Earnings per share - diluted:
   Continuing operations (net of preferred stock
     dividends and preferred stock redemption charge)   $      0.56  $      0.58  $      1.68  $      1.65
   Discontinued operations, net                                  --           --         0.01         0.09
                                                         -----------  -----------  -----------  -----------
   Earnings per share - diluted                         $      0.56  $      0.58  $      1.69  $      1.74
                                                         ===========  ===========  ===========  ===========
Weighted average shares of common stock
 outstanding:
   Basic                                                 21,091,183   19,352,670   20,504,633   19,281,678
                                                         ===========  ===========  ===========  ===========
   Diluted                                               21,486,731   19,668,360   20,857,755   19,614,092
                                                         ===========  ===========  ===========  ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ----------- ----------
                                                                   2005        2004
                                                                ----------  ----------
Operating Activities
Net income                                                     $   47,253  $   44,691
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sales of property                                             (36)     (1,627)
Minority interest                                                     257          --
Depreciation and amortization                                      39,965      30,643
Amortization of loan fees and costs                                 5,211       1,712
Amortization of premiums on secured notes payable                    (787)        (94)
Stock compensation expense                                          4,635       1,895
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash               (1,765)     (3,822)
  Tenant receivables                                                 (715)       (382)
  Deferred rent                                                    (8,660)     (8,790)
  Other assets                                                    (19,546)    (12,260)
  Accounts payable, accrued expenses and tenant
    security deposits                                              22,546       4,544
                                                                ----------  ----------
Net cash provided by operating activities                          88,358      56,510
                                                                ----------  ----------

Investing Activities
Purchase of rental properties                                    (169,129)   (103,354)
Proceeds from sale of rental property                               1,182       5,454
Additions to rental properties                                    (56,073)    (48,246)
Additions to properties under development                         (60,519)    (72,635)
Additions to investments, net                                      (1,461)     (3,983)
                                                                ----------  ----------
Net cash used in investing activities                            (286,000)   (222,764)
                                                                ----------  ----------
Financing Activities
Proceeds from secured notes payable                                33,580      38,000
Proceeds from exercise of stock options                             3,424       6,241
Proceeds from issuance of common stock                            185,562          --
Proceeds from issuance of preferred stock                              --     124,009
Redemption of Series A preferred stock                                 --     (38,588)
Principal borrowings from unsecured line of credit                 57,000      87,000
Principal reductions of secured notes payable                     (27,080)     (8,640)
Dividends paid on common stock                                    (41,109)    (34,830)
Dividends paid on preferred stock                                 (12,067)     (6,593)
Distributions to minority interest                                   (275)         --
                                                                ----------  ----------
Net cash provided by financing activities                         199,035     166,599
                                                                ----------  ----------
Net increase in cash and cash equivalents                           1,393         345
Cash and cash equivalents at beginning of period                    3,158       4,985
                                                                ----------  ----------
Cash and cash equivalents at end of period                     $    4,551  $    5,330
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

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged principally in the ownership, operation, management, acquisition and selective redevelopment and development of properties containing office/laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to institutional (universities and not-for-profit institutions), pharmaceutical, biotechnology, life science product, service, biodefense, and translational medicine entities, as well as government agencies. As of September 30, 2005, our portfolio consisted of 129 properties (128 located in nine states and one property located in Canada) with approximately 8.4 million rentable square feet of office/laboratory space.

As of September 30, 2005, approximately 84% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of September 30, 2005, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

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

The Company holds interests, together with certain third parties, in a limited partnership and in a limited liability company which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", FASB Emerging Issues Task Force Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures". Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability company because we exercise significant control over major decisions by these entities, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                                September 30,   December 31,
                                                    2005            2004
                                                ------------    ------------

Unrealized gain on marketable securities       $     24,156    $     15,934
Unrealized gain (loss) on interest rate
     swap agreements                                  3,622          (2,090)
Unrealized foreign currency translation gain          1,126              --
                                                ------------    ------------
                                               $     28,904    $     13,844
                                                ============    ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                     ----------  ----------  ----------  ----------
                                        2005        2004        2005        2004
                                     ----------  ----------  ----------  ----------

Net income                          $   15,991  $   15,464  $   47,253  $   44,691
Unrealized gain on
  marketable securities                  2,646      11,135       8,222      11,240
Unrealized gain (loss) on interest
  rate swap agreements                   4,620      (3,079)      5,712       1,932
Unrealized foreign currency
  translation gain                       1,011          --       1,126          --
                                     ----------  ----------  ----------  ----------
Comprehensive income                $   24,268  $   23,520  $   62,313  $   57,863
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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                               ------------ -----------  ------------ ------------
                                                  2005         2004         2005          2004
                                               -----------  -----------  -----------  ------------
Net income available to common
  stockholders, as reported                   $    11,969  $    11,370  $    35,186  $     34,212
Fair value of stock-based compensation cost           (22)        (181)        (152)         (558)
                                               -----------  -----------  -----------  ------------
Pro forma net income available to common
  stockholders                                $    11,947  $    11,189  $    35,034  $     33,654
                                               ===========  ===========  ===========  ============
Income per common share:
  Basic - as reported                         $      0.57  $      0.59  $      1.72  $       1.77
                                               ===========  ===========  ===========  ============
  Basic - pro forma                           $      0.57  $      0.58  $      1.71  $       1.75
                                               ===========  ===========  ===========  ============

  Diluted - as reported                       $      0.56  $      0.58  $      1.69  $       1.74
                                               ===========  ===========  ===========  ============
  Diluted - pro forma                         $      0.56  $      0.57  $      1.68  $       1.72
                                               ===========  ===========  ===========  ============

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

2. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                                September 30,   December 31,
                                                    2005            2004
                                                ------------    ------------

Land                                           $    283,895    $    217,201
Buildings and building improvements               1,473,297       1,246,888
Other improvements                                  147,570         139,823
                                                ------------    ------------
                                                  1,904,762       1,603,912
Less accumulated depreciation                      (208,806)       (176,059)
                                                ------------    ------------
                                               $  1,695,956    $  1,427,853
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

The following table summarizes our available-for-sale securities (in thousands):

                                                September 30,   December 31,
                                                    2005            2004
                                                ------------    ------------

Adjusted cost of available-for-sale securities $      5,805    $      3,190
Gross unrealized gains                               24,663          16,110
Gross unrealized losses                                (507)           (176)
                                                ------------    ------------
Fair value of available-for-sale securities    $     29,961    $     19,124
                                                ============    ============

We believe that the gross unrealized losses shown above are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of September 30, 2005 and December 31, 2004.

Our investments in privately held entities as of September 30, 2005 and December 31, 2004 totaled $47,140,000 and $48,295,000, respectively. Of these totals, $45,886,000 and $47,433,000 are accounted for under the cost method. The remainder ($1,254,000 and $862,000 as of September 30, 2005 and December 31, 2004, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of September 30, 2005, there were no unrealized losses in our investments in privately held entities.

4. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of September 30, 2005, we had borrowings of $355 million outstanding on the unsecured line of credit with a weighted average interest rate of 5.21%. As of September 30, 2005, we have an unsecured term loan with outstanding borrowings of $250 million with a weighted average interest rate of 5.11%. The unsecured term loan expires in December 2009.

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

The following table summarizes our interest rate swap agreements as of September 30, 2005 (dollars in thousands):

                                                   Effective at
                                        Notional   September 30,  Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts        2005       Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

November 2002      June 1, 2003       $  25,000   $     25,000     3.115%    December 31, 2005  $    55

November 2002      June 1, 2003          25,000         25,000     3.155%    December 31, 2005       52

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          187

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          187

December 2003      December 31, 2004     50,000         50,000     3.000%    December 30, 2005      124

December 2003      December 30, 2005     50,000             --     4.150%    December 29, 2006      177

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008      (480)

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      445

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      445

April 2004         April 29, 2005        50,000         50,000     3.140%    April 28, 2006         311

April 2004         April 28, 2006        50,000             --     4.230%    April 30, 2007         162

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008        (161)

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007           82

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008        939

December 2004      January 3, 2006       50,000             --     3.927%    July 1, 2008           695

May 2005           December 30, 2005     25,000             --     4.120%    November 30, 2006       87

May 2005           June 30, 2006         50,000             --     4.270%    June 29, 2007          143

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007       52

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008           66

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008       21

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009           34

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009       (1)

Total Interest Rate Swap Agreements in Effect     -------------                                 --------
  at September 30, 2005                           $    350,000                                  $ 3,622
                                                  =============                                 ========

5. Minority Interest

Minority interest represents the interests in a limited partnership and in a limited liability company held by certain third parties, which own two properties and are included in our consolidated financial statements. We recognize the minority interest in these entities in which we have a controlling interest. Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders' proportionate share of the net earnings or losses of each respective entity. As of September 30, 2005 the aggregate minority interest balance related to these entities was approximately $20.1 million and is classified as minority interest in the accompanying condensed consolidated balance sheet.

6. Stockholders' Equity

In March 2005, we sold 1,437,500 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $62.51 per share, resulting in aggregate proceeds of approximately $89.1 million (after deducting underwriting discounts and other offering costs).

In September 2005, we sold 1,200,000 shares of our common stock in an underwritten offering. The shares were issued at a price of $81.00 per share, resulting in net proceeds of approximately $96.4 million (after deducting underwriting discounts and other offering costs).

In September 2005, we declared a cash dividend on our common stock aggregating $15,289,000 ($0.68 per share) for the calendar quarter ended September 30, 2005. In September 2005, we also declared cash dividends on our 9.10% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") and 8.375% Series C Cumulative Redeemable Preferred Stock ("Series C preferred stock") aggregating $1,308,000 ($0.56875 per share) and $2,714,000 ($0.5234375 per share), respectively, for the period July 15, 2005 through October 14, 2005. The dividends on our common stock, Series B preferred stock and Series C preferred stock were paid on October 14, 2005.

7. Non-Cash Transactions

During the nine months ended September 30, 2005, we assumed six secured notes payable in connection with the acquisitions of six properties, in six separate transactions, located in the San Francisco Bay, Suburban Washington D.C., Eastern Massachusetts and Seattle markets. During the nine months ended September 30, 2004, we assumed three secured note payables in connection with the acquisitions of three properties, in three separate transactions, located in the Suburban Washington D.C., the Southeast and Eastern Massachusetts markets. The following table summarizes these transactions (in thousands):

                                          Nine Months Ended
                                            September 30,
                                    ----------------------------
                                        2005            2004
                                    ------------    ------------
Aggregate purchase price           $     44,959   $      36,320
Secured notes payable assumed            25,466          21,774
                                    ------------    ------------
Cash paid for properties           $     19,493   $      14,546
                                    ============    ============

For the nine months ended September 30, 2005 and 2004, we incurred $3,562,000 and $1,895,000, respectively, in non-cash stock compensation expense.

8. Earnings Per Share

The following table shows the computation of earnings per share, and dividends declared per common share (dollars in thousands, except per share amounts):

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               ------------ -----------  ------------ ------------
                                                  2005         2004         2005          2004
                                               -----------  -----------  -----------  ------------

Net income available to common stockholders   $    11,969  $    11,370  $    35,186  $     34,212
                                               ===========  ===========  ===========  ============

Weighted average shares of common stock
  outstanding - basic                          21,091,183   19,352,670   20,504,633    19,281,678
Add:  dilutive effect of stock options and
  stock grants                                    395,548      315,690      353,122       332,414
                                               -----------  -----------  -----------  ------------

Weighted average shares of common stock
  outstanding - diluted                        21,486,731   19,668,360   20,857,755    19,614,092
                                               ===========  ===========  ===========  ============

Earnings per share - basic                    $      0.57  $      0.59  $      1.72  $       1.77
                                               ===========  ===========  ===========  ============
Earnings per share - diluted                  $      0.56  $      0.58  $      1.69  $       1.74
                                               ===========  ===========  ===========  ============

Dividends declared per common share           $      0.68  $      0.64  $      2.02  $       1.86
                                               ===========  ===========  ===========  ============

9. Discontinued Operations

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

The following is a summary of discontinued operations (in thousands):

                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                          --------------------------   --------------------------
                                             2005           2004          2005           2004
                                          -----------    -----------   -----------    -----------

Revenue                                  $        27    $        51   $       127    $       167
Operating expenses                                 4              6            14             34
                                         ------------   ------------  ------------   ------------
Revenue less operating expenses                   23             45           113            133
Depreciation                                      --              9            17             28
Income before gain on                    ------------   ------------  ------------   ------------
   sale of property                               23             36            96            105
Gain on sale of property                          36             --            36          1,627
                                         ------------   ------------  ------------   ------------
Income from discontinued operations, net $        59    $        36   $       132    $     1,732
                                         ============   ============  ============   ============

                                         September 30,   December 31,
                                             2005           2004
                                         ------------   ------------
Properties held for sale, net            $        --    $     1,016
Other assets                                      --            142
                                         ------------   ------------
Total assets                             $        --    $     1,158
                                         ============   ============
Total liabilities                                 --             50
                                         ------------   ------------
Net assets of discontinued operations    $        --    $     1,108
                                         ============   ============

Income from discontinued operations, net includes the results of operations of one property we sold during the third quarter of 2005, and one property we sold during the first quarter of 2004. During the third quarter of 2005, we sold one property located in the Southeast market that had been designated as "held for sale" during the second quarter of 2005. The total sale price for the property was approximately $1.3 million. In connection with this sale, we recorded a gain on sale of property of approximately $36,000. During the first quarter of 2004, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our other filings with the Securities and Exchange Commission for further discussion regarding such factors.

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

As of September 30, 2005, our portfolio consisted of 129 properties containing approximately 8.4 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 95% leased, excluding those properties in our redevelopment program. Our primary sources of revenue are rental income and tenant recoveries from leases at the properties we own. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

As of September 30, 2005, approximately 84% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of September 30, 2005, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended September 30, 2005 ("Third Quarter 2005") to Three Months Ended September 30, 2004 ("Third Quarter 2004")

Rental revenues increased by $12.9 million, or 36%, to $48.8 million for Third Quarter 2005 compared to $35.9 million for Third Quarter 2004. The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped after July 1, 2004.

Tenant recoveries increased by $4.0 million, or 41%, to $13.6 million for Third Quarter 2005 compared to $9.6 million for Third Quarter 2004. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after July 1, 2004.

Other income increased by $366,000, or 37%, to $1.4 million for Third Quarter 2005 compared to $984,000 for Third Quarter 2004. The increase resulted primarily from increases in storage income and construction management fee income.

Rental operating expenses increased by $4.2 million, or 41%, to $14.4 million for Third Quarter 2005 compared to $10.2 million for Third Quarter 2004. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after July 1, 2004. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $2.3 million, or 64%, to $6.0 million for Third Quarter 2005 compared to $3.7 million for Third Quarter 2004 primarily due to costs associated with the growth in both the depth and breadth of our operations in multiple markets from 103 properties with approximately 6.5 million rentable square feet at September 30, 2004 to 129 properties with approximately 8.4 million rentable square feet at September 30, 2005.

Interest expense increased by $6.5 million, or 99%, to $13.2 million for Third Quarter 2005 compared to $6.6 million for Third Quarter 2004. The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt. These borrowings were utilized to finance the acquisition of properties in 2004 and 2005, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 3.04% as of September 30, 2004 to 5.17% as of September 30, 2005. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured line of credit and unsecured term loan").

Depreciation and amortization increased by $3.5 million, or 33%, to $14.1 million for Third Quarter 2005 compared to $10.6 million for Third Quarter 2004. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after July 1, 2004.

Income from discontinued operations, net was $59,000 for Third Quarter 2005. It reflects the results of operations of one property in the Southeast market that was sold during Third Quarter 2005.

Comparison of Nine Months Ended September 30, 2005 ("Nine Months 2005") to Nine Months Ended September 30, 2004 ("Nine Months 2004")

Rental revenues increased by $34.2 million, or 33%, to $138.2 million for Nine Months 2005 compared to $104.0 million for Nine Months 2004. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2004.

Tenant recoveries increased by $10.3 million, or 39%, to $36.6 million for Nine Months 2005 compared to $26.3 million for Nine Months 2004. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2004.

Other income increased by $861,000, or 38%, to $3.1 million for Nine Months 2005 compared to $2.3 million for Nine Months 2004. The increase resulted primarily from increases in storage income and construction management fee income.

Rental operating expenses increased by $12.1 million, or 44%, to $39.8 million for Nine Months 2005 compared to $27.7 million for Nine Months 2004. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after January 1, 2004. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $4.1 million, or 37%, to $15.2 million for Nine Months 2005 compared to $11.1 million for Nine Months 2004 primarily due to costs associated with the growth in both the depth and breadth of our operations in multiple markets from 103 properties with approximately 6.5 million rentable square feet at September 30, 2004 to 129 properties with approximately 8.4 million rentable square feet at September 30, 2005.

Interest expense increased by $15.5 million, or 76%, to $35.7 million for Nine Months 2005 compared to $20.3 million for Nine Months 2004. The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt. These borrowings were utilized to finance the acquisition of properties in 2004 and 2005, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 3.04% as of September 30, 2004 to 5.17% as of September 30, 2005. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Unsecured line of credit and unsecured term loan").

Depreciation and amortization increased by $9.3 million, or 30%, to $39.9 million for Nine Months 2005 compared to $30.6 million for Nine Months 2004. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2004.

Income from discontinued operations, net was $132,000 and $1.7 million for Nine Months 2005 and Nine Months 2004, respectively. It reflects the results of operations of one property in the Southeast market that we sold during Nine Months 2005, and one property in the Suburban Washington D.C. market that we sold in the first quarter of 2004. In connection with the sales of these properties, we recorded a gain of approximately $36,000 and $1.6 million during Nine Months 2005 and Nine Months 2004, respectively.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Nine Months 2005 increased by $31.8 million to $88.4 million compared to $56.5 million for Nine Months 2004. The increase resulted primarily from increases in cash flows from our portfolio of operating properties, and increases in accounts payable, accrued expenses and tenant security deposits.

Net cash used in investing activities for Nine Months 2005 increased by $63.2 million to $286.0 million compared to $222.8 million for Nine Months 2004. This increase was primarily due to a higher level of property acquisitions in Nine Months 2005 compared to Nine Months 2004.

Net cash provided by financing activities for Nine Months 2005 increased by $32.4 million to $199.0 million compared to $166.6 million for Nine Months 2004. This increase was primarily due to an increase in proceeds from the issuance of common stock, partially offset by a decrease in principal borrowings from our unsecured line of credit.

Contractual obligations and commitments

Contractual obligations as of September 30, 2005, consist of the following (dollars in thousands):

                                                       Payments by Period
                                              ------------------------------------------
                                   Total        2005    2006-2007  2008-2009  Thereafter
                               -------------  --------  ---------  ---------  ----------
Contractual Obligations
Secured notes payable (1)     $     662,137  $  1,916  $ 250,964  $ 155,801  $  253,456

Unsecured line of credit and
  unsecured term loan               605,000        --    355,000    250,000          --

Ground lease obligations             63,992       451      3,683      3,801      56,057

Other obligations                     5,971       233      1,699      1,616       2,423
                               -------------  --------  ---------  ---------  ----------
Total                         $   1,337,100  $  2,600  $ 611,346  $ 411,218  $  311,936
                               =============  ========  =========  =========  ==========
  Excludes unamortized premiums of $4.6 million as of September 30, 2005.

Secured notes payable as of September 30, 2005 includes 33 notes secured by 60 properties and eight land development parcels.

The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan expires December 2009.

Ground lease obligations as of September 30, 2005 include leases for seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 28 to 50 years, exclusive of extension options.

In addition to the above, we were committed as of September 30, 2005 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $54.8 million.

As of September 30, 2005, we were also committed to fund approximately $27.0 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $13.5 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consist of the following (in thousands):

                                                                       September 30,  December 31,
                                                                          2005           2004
                                                                        ---------      ---------

Funds held in trust under the terms of certain secured notes payable   $  13,254      $  11,241
Security deposit funds based on the terms of certain lease agreements      2,087          2,045
Other funds held in escrow                                                 4,093          4,383
                                                                        ---------      ---------
                                                                       $  19,434      $  17,669
                                                                        =========      =========

Secured notes payable

Secured notes payable consists of the following (dollars in thousands):

                                                                    September 30, December 31,
                                                                        2005          2004
                                                                    ------------  ------------
Secured notes payable, interest rates varying from 4.32% to 8.71%, $    662,137  $    635,432
   (weighted average effective interest rate of 6.14% and 5.67%
   at September 30, 2005 and December 31, 2004, respectively), maturity dates ranging from January 2006 to June 2016
Unamortized premiums                                                      4,561         3,514
                                                                    ------------  ------------
Total secured notes payable                                        $    666,698  $    638,946
                                                                    ============  ============

Our secured notes payable generally require monthly payments of principal and interest. At September 30, 2005, our secured notes payable were comprised of $482.8 million and $183.9 million of fixed and variable rate debt, respectively, compared to $437.2 million and $201.7 million of fixed and variable rate debt, respectively, at December 31, 2004.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of September 30, 2005 (in thousands):

                                         Weighted
                                         Average
         Year             Amount       Interest Rate (1)
----------------------  -----------    -----------

         2005          $     1,916           6.15%
         2006              188,565           6.15%
         2007               62,399           6.36%
         2008              115,629           6.28%
         2009               40,172           6.82%
      Thereafter           253,456           6.80%
                        -----------
       Subtotal            662,137
 Unamortized premiums        4,561
                        -----------
        Total          $   666,698
                        ===========

(1) The weighted average interest rate is calculated based on the outstanding debt as of October 1st 2005, and as of January 1st for each year thereafter.

Unsecured line of credit and unsecured term loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit expires December 2007 and may be extended at our sole option for an additional one-year period. As of September 30, 2005, we had borrowings of $355 million outstanding on the unsecured line of credit with a weighted average interest rate of 5.21%. As of September 30, 2005, we have an unsecured term loan with outstanding borrowings of $250 million with a weighted average interest rate of 5.11%. The unsecured term loan expires December 2009.

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

The following table summarizes our interest rate swap agreements as of September 30, 2005 (dollars in thousands):

                                                   Effective at
                                        Notional   September 30,  Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts        2005       Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

November 2002      June 1, 2003       $  25,000   $     25,000     3.115%    December 31, 2005  $    55

November 2002      June 1, 2003          25,000         25,000     3.155%    December 31, 2005       52

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          187

December 2002      January 2, 2003       25,000         25,000     3.285%    June 30, 2006          187

December 2003      December 31, 2004     50,000         50,000     3.000%    December 30, 2005      124

December 2003      December 30, 2005     50,000             --     4.150%    December 29, 2006      177

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008      (480)

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      445

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      445

April 2004         April 29, 2005        50,000         50,000     3.140%    April 28, 2006         311

April 2004         April 28, 2006        50,000             --     4.230%    April 30, 2007         162

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008        (161)

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007           82

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008        939

December 2004      January 3, 2006       50,000             --     3.927%    July 1, 2008           695

May 2005           December 30, 2005     25,000             --     4.120%    November 30, 2006       87

May 2005           June 30, 2006         50,000             --     4.270%    June 29, 2007          143

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007       52

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008           66

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008       21

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009           34

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009       (1)

Total Interest Rate Swap Agreements in Effect     -------------                                 --------
  at September 30, 2005                           $    350,000                                  $ 3,622
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

As of September 30, 2005 and December 31, 2004, our interest rate swap agreements have been classified at their fair values in our consolidated balance sheets. The offsetting adjustments were reflected as unrealized gains/losses in accumulated other comprehensive income in the stockholders' equity section of our condensed consolidated balance sheets. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

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

In September 2005, we sold 1,200,000 shares of our common stock in an underwritten offering. The shares were issued at a price of $81.00 per share, resulting in net proceeds of approximately $96.4 million (after deducting underwriting discounts and other offering costs).

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the nine months ended September 30, 2005 (in thousands):
Property-related capital expenditures (1)	$ 1,937
Leasing costs (2)	$ 282
Property-related redevelopment costs	$58,631
Property-related development costs	$60,841

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

Inflation

As of September 30, 2005, approximately 84% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders, the most directly comparable GAAP financial measure to FFO, to funds from operations available to common stockholders for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                               For the Three Months Ended  For the Nine Months Ended
                                                    September 30,               September 30,
                                               ----------------------      ------------------------
                                                  2005        2004            2005         2004
                                               ----------  ----------      ----------  ------------

Net income available to common stockholders      $11,969     $11,370         $35,186       $34,212
Add:
     Depreciation and amortization (1)            14,073      10,574          39,965        30,643
     Minority interest                               234          --             257            --
Subtract:
     Gain on sales of property (2)                   (36)         --             (36)       (1,627)
     FFO allocable to minority interest             (271)         --            (275)           --
                                               ----------  ----------      ----------  ------------
Funds from operations available to
  common stockholders                            $25,969     $21,944         $75,097       $63,228
                                               ==========  ==========      ==========  ============
  Includes depreciation and amortization on assets sold or "held for sale" reflected as discontinued operations (for the periods prior to when such assets were sold or designated as "held for sale").
  Gain on sales of property relates to the disposition of one property in the Southeast market during the third quarter of 2005, and one property in the Suburban Washington D.C. market during the first quarter of 2004.

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2005 (dollars in thousands):

                                                      Rentable     Annualized
                                          Number of    Square         Base     Occupancy
                                         Properties     Feet          Rent    Percentages
                                         ----------- -----------   ---------- -----------
Markets
California - Pasadena                             1      31,343   $      807        98.9%
California - San Diego                           22   1,052,304       28,858        92.8%
California - San Francisco Bay                   15   1,043,737       30,904        97.6%
Eastern Massachusetts                            21   1,208,686       33,644        93.0%
New Jersey/Suburban Philadelphia                  7     458,623        7,827        98.5%
Southeast                                         7     383,891        6,636        83.8%(1)
Suburban Washington D.C.                         31   2,405,311       49,495        97.8%
Washington - Seattle                             11     821,543       23,560        87.3%
International - Canada                            1      68,000        2,595       100.0%
                                         ----------- -----------   ---------- -----------
Total                                           116   7,473,438   $  184,326        94.5%(2)
                                         =========== ===========   ========== ===========

________

  All, or substantially all, of the vacant space is office or warehouse space.
  Excludes 13 properties under full or partial redevelopment. The total rentable square feet associated with these properties was 914,817, of which 465,713 square feet were under redevelopment as of September 30, 2005. Including properties under full or partial redevelopment, occupancy as of September 30, 2005 was 89.5%.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2005:

                                  Square      Percentage of    Annualized Base
   Year of     Number of        Footage of      Aggregate      Rent of Expiring
    Lease       Expiring         Expiring    Portfolio Leased    Leases (per
 Expiration      Leases           Leases       Square Feet       square foot)
------------- ------------    -------------- ----------------  ----------------

    2005           45     (1)       179,047        2.4%             $24.51
    2006           57               953,463       12.7%             $24.89
    2007           32               711,897        9.5%             $27.06
    2008           21               546,643        7.3%             $26.69
    2009           24               463,066        6.2%             $21.56
 Thereafter       106             4,656,859       61.9%             $27.19

_________

  Includes 23 month-to-month leases for approximately 41,000 square feet.

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

Our future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on September 30, 2005, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings and cash flows by approximately $4.4 million. We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on September 30, 2005, would increase annual future earnings and cash flows by approximately $4.4 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair value by approximately $27.7 million at September 30, 2005. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair value by approximately $28.8 million at September 30, 2005.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2005. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of September 30, 2005 would decrease their fair value by approximately $7.7 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2005.

ALEXANDRIA REAL ESTATE EQUITIES INC.

/s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)