Form 10-K
period 2005-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2006-03-16
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4502084 (IRS Employer I.D. Number)

385 East Colorado Boulevard
Suite 299
Pasadena, California    91101
(Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (626) 578-0777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class
Common Stock, $.01 par value per share
(Including related preferred stock purchase rights)
9.10% Series B Cumulative Redeemable Preferred Stock
8.375% Series C Cumulative Redeemable Preferred Stock

Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange New York Stock Exchange

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES    ☒        NO    ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒          Accelerated filer    ☐          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $1.5 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2005.

      As of March 13, 2006, the registrant had outstanding 22,778,820 shares of Common Stock.

Documents Incorporated By Reference

     Part III of this report incorporates certain information by reference from the registrant's definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this report in connection with the registrant's annual meeting of stockholders to be held on or about May 18, 2006.

     PDF provided as courtesy

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify some of the forward-looking statements by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described below in this report and under the headings "Item 1. Business-Business Risks" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise.

As used in this Form 10-K, references to the "Company", "we", "our", and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Item 1. Business

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. We are engaged principally in the ownership, operation, management, acquisition and selective redevelopment and development of high quality, strategically located properties containing office/laboratory space designed and improved for lease primarily to institutional (universities and not-for-profit institutions), pharmaceutical, biotechnology, life science product, service, biodefense and translational research entities, as well as government agencies (collectively, the "life science industry"). Our properties leased to tenants in the life science industry typically consist of buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the life science industry. We refer to such properties as "life science properties". As of December 31, 2005, we owned 134 properties (131 properties located in nine states and three properties located in Canada) with approximately 8.8 million rentable square feet of office/laboratory space.

Business and Growth Strategy

We focus our property operations and investment activities principally in the following life science markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas);
  Seattle, Washington;
  Suburban Washington D.C. (including Maryland and Virginia);
  Eastern Massachusetts;
  New Jersey/Suburban Philadelphia;
  the Southeast (including North Carolina and Georgia); and
  Canada.

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

We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to stockholders through the ownership, operation, management, acquisition and selective redevelopment and development of life science properties, as well as management of our balance sheet. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations" for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution by:

  acquiring high quality life science properties at prices that enable us to realize attractive returns;
  redeveloping existing office, warehouse or vacant space or newly acquired properties into generic laboratory space that can be leased at higher rental rates in our target life science markets;
  selectively developing properties;
  retenanting and re-leasing space at higher rental rates and with minimal non-revenue enhancing tenant improvement costs;
  realizing contractual rental rate escalations, which are currently provided for in approximately 90% of our leases (on a square footage basis);
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
  improve investment returns through leasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;
  achieve higher rental rates from existing tenants as existing leases expire;
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

Acquisitions. We seek to identify and acquire high quality life science properties in our target life science markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including:

  location of the property and our strategy in the relevant market;
  quality of existing and prospective tenants;
  condition and capacity of the building infrastructure;
  quality and generic characteristics of laboratory facilities;
  physical condition of the structure and common area improvements;
  opportunities available for leasing vacant space and for retenanting occupied space; and
  opportunities to redevelop existing space into higher rent generic laboratory space.

Redevelopment. We seek to enhance our growth by redeveloping existing office, warehouse or vacant space as generic laboratory space that can be leased at higher rates. As of December 31, 2005, we had 15 properties in our redevelopment program that contained a total of approximately 1,009,000 square feet. Of this total, approximately 548,000 square feet are under redevelopment and currently vacant, and the remaining 461,000 square feet are currently leased. In addition to properties under active redevelopment, as of December 31, 2005, our asset base contained imbedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.0 million square feet.

Development. We seek to acquire strategic land parcels in key life science markets to enhance our growth through ground-up development projects. Our development strategy is primarily to pursue selective projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2005, we had six parcels of land under development for approximately 510,000 rentable square feet of office/laboratory space. In addition, as of December 31, 2005, our asset base contained strategically located land with ground-up development opportunities for approximately 5.1 million developable square feet of office/laboratory space.

Financing and Working Capital. We believe that cash provided by operations, our unsecured line of credit and our unsecured term loan will be sufficient to fund our working capital requirements. We generally expect to finance future acquisitions and redevelopment and development projects through our unsecured line of credit and unsecured term loan and, then, to refinance some or all of that indebtedness periodically with additional equity or debt capital. We may also issue shares of our common stock, preferred stock or interests in our subsidiaries to fund future operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Unsecured Line of Credit and Unsecured Term Loan".

We seek to maintain a balance between the amounts of our fixed and variable rate debt with a view to moderating our exposure to interest rate risk. We also use financial instruments, such as interest rate swap agreements, to hedge a portion of our exposure to the variable interest rates associated with our unsecured line of credit and our unsecured term loan. Interest rate swap agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal or "notional amount". Interest received under our current interest rate swap agreements is based on the one-month London interbank offered rate, or LIBOR. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Interest Rate Swaps" for a more complete discussion of our unsecured line of credit, unsecured term loan, interest rate swap agreements and other outstanding indebtedness.

Preferred Securities. We expect to continue to issue additional series of preferred stock that are senior to our common stock. At December 31, 2005, we had preferred stock with a liquidation preference of approximately $187.1 million. The preferred stock has general preference rights with respect to liquidation and quarterly distributions. In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock with aggregate proceeds of approximately $124.0 million. In July 2004, we redeemed all 1,543,500 outstanding shares of our 9.50% Series A cumulative redeemable preferred stock at an aggregate redemption price of approximately $38.6 million. Future redemptions or repurchases of our preferred securities may occur after their respective call dates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources- Other Resources and Liquidity Requirements".

Business Risks

We Are Largely Dependent on the Life Science Industry for Revenues from Lease Payments

In general, our strategy is to invest primarily in properties used by tenants in the life science industry. Our business could be adversely affected if the life science industry experiences an economic downturn. Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular life science industry tenant and could require modification before we are able to re-lease vacant space to another life science industry tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

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

  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from private investors, the public markets, companies in the life science industry or federal, state and local governments. Such funding may become unavailable or difficult to obtain, which in turn may adversely affect a tenant's ability to pay us rent.
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

The Inability of A Tenant to Pay Us Rent Could Adversely Affect Our Business

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our tenants, especially significant tenants, fail to make rental payments under their leases, our financial condition, cash flow and our ability to make distributions to our stockholders could be adversely affected.

As of December 31, 2005, we had 283 leases with a total of 237 tenants, and 73 of our 134 properties were single-tenant properties. Our three largest tenants accounted for approximately 11.6% of our aggregate annualized base rent, or approximately 4.4%, 4.1% and 3.1%, respectively. "Annualized base rent" means the annualized fixed base rental amount in effect as of December 31, 2005, using rental revenues calculated on a straight-line basis in accordance with United States generally accepted accounting principles ("GAAP"). Annualized base rent does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

Our U.S. Government Tenants May Not Receive Annual Budget Appropriations, Which Could Adversely Affect Their Ability to Pay Us

U.S. government tenants may be subject to annual budget appropriations. If one of our U.S. government tenants fails to receive its annual budget appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2005, leases with U.S. government tenants at our properties accounted for approximately 3.8% of our aggregate annualized base rent.

Loss of a Tenant Could Have a Negative Impact on Our Business

A tenant may not renew its lease upon the expiration of the initial term. In addition, we may not be able to locate a qualified replacement tenant upon expiration or termination of a lease. Consequently, we could lose the cash flow from the affected property, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected property. As of December 31, 2005, leases at our properties representing approximately 10.5% and 8.9% of the total square footage of our properties were scheduled to expire in 2006 and 2007, respectively.

Poor Economic Conditions in Our Markets Could Adversely Affect Our Business

Our properties are located only in the following markets:

  California (in the San Diego, Pasadena and San Francisco Bay areas);
  Seattle, Washington;
  Suburban Washington D.C. (including Maryland and Virginia);
  Eastern Massachusetts;
  New Jersey/Suburban Philadelphia;
  the Southeast (including North Carolina and Georgia); and
  Canada.

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

As of December 31, 2005, we had outstanding mortgage indebtedness of approximately $667 million, secured by 67 properties and three land development parcels, and outstanding debt under our unsecured line of credit and unsecured term loan of $740 million.

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

We have filed a "shelf" registration statement on Form S-3, under which we may offer from time to time and at our discretion, common stock, preferred stock, warrants and debt securities in amounts, at prices and on terms to be determined at the time of offering. As of December 31, 2005 we had approximately $305 million of available capacity for future issuances of securities under the shelf registration statement.

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

If Our Revenues Are Less Than Our Expenses, We May Have to Borrow Additional Funds and We May Not Be Able to Make Distributions to Our Stockholders

If our properties do not generate revenues sufficient to meet our operating expenses, including debt service and other capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues from, and the values of, our properties include:

  national and local economic conditions;
  competition from other life science properties;
  changes in the life science industry;
  real estate conditions in our target markets;
  our ability to collect rent payments;
  availability of financing;
  changes in interest rate levels;
  vacancies at our properties and our ability to re-lease space;
  changes in tax or other regulatory laws;
  costs of compliance with government regulation;
  lack of liquidity of real estate investments; and
  increases in operating costs.

In addition, if a lease at a property is not a triple net lease, we will have greater expenses associated with that property and greater exposure to increases in such expenses. Significant expenditures, such as mortgage payments, real estate taxes, insurance and maintenance costs, generally are fixed and do not decrease when revenues at the related property decrease.

Improvements to Life Science Properties Are Significantly More Costly Than Traditional Office Space

Our properties contain generic infrastructure improvements that are significantly more costly than other property types. Although we have historically been able to recover the additional investment in generic infrastructure improvements through higher rental rates, there is the risk that we will not be able to continue to do so in the future. Typical improvements include:

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

We Face Substantial Competition in Our Target Markets

The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

  insurance companies;
  pension and investment funds;
  partnerships;
  developers;
  investment companies;
  other REITs; and
  owner/occupants.

Many of these entities have substantially greater financial resources than we do and may be able to pay more than us or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.

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
  Unless we were entitled to relief under the Internal Revenue Code of 1986, as amended, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.
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

We believe that our insurance policy specifications, insured limits and deductibles are consistent with or superior to those customarily carried for similar properties. Our tenants are also required to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them. In the current market, there have recently been substantial increases in the premium cost of property and liability insurance. The availability of coverage against certain types of losses, such as from terrorism or toxic mold, has become more limited and, when available, is at a significantly higher premium cost. We cannot predict whether insurance coverage against terrorism or toxic mold will remain available for our properties because insurance companies may no longer offer coverage against such losses or, if offered, such coverage may become prohibitively expensive. Many, but not all, of our properties are low-rise buildings. Toxic mold has not presented any material problems at any of our properties.

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

The additional investigations have included, as appropriate:

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

The Loss of Services of Any of Our Senior Executive Officers Could Adversely Affect Us

We depend upon the services of relatively few executive officers. The loss of services of any one of them may adversely affect our business, financial condition and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of life science properties and with major life science industry tenants. We cannot assure you that our senior executive officers will remain employed with us.

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

We have adopted a policy of incurring debt only if, upon such incurrence, our debt to total market capitalization ratio would not exceed 60.0%. Our total market capitalization is the market value of our capital stock, including interests exchangeable for shares of capital stock, plus total debt. Our Board of Directors could, however, change or eliminate this policy at any time. Higher leverage could also increase the risk of default on our debt obligations.

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

As of December 31, 2005, options to purchase 492,016 shares of our common stock were outstanding, all of which were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan. In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our "affiliates" (as defined in Rule 144 adopted under the Securities Act of 1933). Affiliates will be able to sell shares of our common stock pursuant to exemptions from registration requirements or upon registration.

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

We Are Subject to Risks from Potential Fluctuations in Exchange Rates Between the U.S. Dollar and Foreign Currencies

As of December 31, 2005, we had three properties located in Canada. We are pursuing, and intend to continue to pursue, additional growth opportunities in Canada and other international markets. Investments in countries where the U.S. dollar is not the national currency are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency. A significant decrease in the value of the Canadian dollar or other foreign currencies where we have a significant investment could materially affect our results of operations. We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest. Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

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

Employees

As of December 31, 2005, we had 93 full-time employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

Item 2. Properties

General.

As of December 31, 2005, we owned 134 properties comprising of approximately 8.8 million rentable square feet of office/laboratory space. Excluding properties under redevelopment, our properties were approximately 93.2% leased as of December 31, 2005. Our properties, some of which consist of multiple buildings, range in size up to 284,000 square feet, are built to accommodate single or multiple tenants and are generally one or two story concrete tilt-up, block and/or steel frame structures. The exteriors typically resemble traditional suburban office properties, but the interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties typically include:

  reinforced concrete floors;
  upgraded roof loading capacity;
  increased floor to ceiling heights;
  heavy-duty HVAC systems;
  enhanced environmental control technology;
  significantly upgraded electrical, gas and plumbing infrastructure; and
  laboratory benches.

We own a fee simple interest in each of our properties, except for the following twelve properties that account for approximately 10% of the total rentable square footage of our properties:

  three properties in the San Francisco Bay area (Harbor Bay Parkway #2, Harbor Bay Parkway #3 and Harbor Bay Parkway #4), in which we own a commercial condominium interest, together with an undivided interest in the common areas of the project of which the property is a part;
  the properties at Garcia Avenue & Bayshore Parkway, Hanover Street, Alexander Road, Charlestown Navy Yard, Virginia Manor Road, Porter Drive, and Medical Center Drive #1, in which we own ground leasehold interests; and, two properties located in the San Francisco Bay and Eastern Massachusetts markets, in which we have a controlling interest through a partially owned limited partnership and a limited liability company, respectively. The non-controlling interest held by certain third parties is reflected as minority interest in our consolidated financial statements. See further discussion in our consolidated financial statements and notes thereto in "Item 15. Exhibits, Financial Statement Schedule".

As of December 31, 2005, we had 283 leases with a total of 237 tenants, and 73 of our 134 properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2005:

  approximately 85% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent, and, in addition to our triple net leases, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
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

As of December 31, 2005, we managed all of our properties.

Location of Properties

The locations of our properties are diversified among a number of life science markets. The following table sets forth, as of December 31, 2005, the total rentable square footage, annualized base rent and encumbrances of our properties in each of our existing markets (dollars in thousands).

                                                        % of
                                             Total      Total
                                 Number    Rentable    Rentable                     % of
                                   of       Square      Square     Annualized   Annualized
Markets                         Properties  Footage    Footage   Base Rent (1)   Base Rent  Encumbrances (2)
---------------                 --------- ----------- ---------- -------------- ----------- ---------------

California - Pasadena                  1      31,343        0.3%          $793         0.4%      $      --

California - San Diego                26   1,246,717       14.1%        27,509        13.8%        209,279

California - San Francisco Bay        18   1,302,280       14.8%        37,222        18.6%         40,867

Eastern Massachusetts                 25   1,450,665       16.4%        37,290        18.7%         90,843

New Jersey/Suburban Philadelphia       8     501,223        5.7%         8,229         4.1%             --

Southeast (3)                          9     492,646        5.6%         8,059         4.0%         19,970

Suburban Washington D.C.              33   2,663,010       30.2%        50,430        25.3%        185,705

Washington - Seattle                  11     840,123        9.5%        23,995        12.0%         66,025

International - Canada                 3     296,362        3.4%         6,223         3.1%          6,387
                                --------- ----------- ---------- -------------- ----------- ---------------
       Total                         134   8,824,369      100.0%      $199,750       100.0%       $619,076 (4)
                                ========= =========== ========== ============== =========== ===============

_____________

(1) Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2005 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(2) Certain properties are pledged as security under our secured debt as of December 31, 2005. See Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation in "Item 15. Exhibits, Financial Statement Schedule" for additional information on our properties, including encumbered properties.

(3) North Carolina and Georgia.

(4) Excludes $47.6 million of encumbrances related to three land parcels located in the San Francisco Bay and Seattle markets.

In addition, as of December 31, 2005, our asset base contained strategically located ground-up development opportunities for approximately 5.1 million developable square feet of office/laboratory space.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 4.4% of our annualized base rent. The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of December 31, 2005.

20 Largest Tenants

                                         Remaining                                                                        Percentage
                                          Lease     Approximate   Percentage                  Percentage    Annualized   of Aggregate
                                 Number    Term      Aggregate   of Aggregate   Annualized   of Aggregate Net Effective   Annualized
                                   of       in        Rentable      Leased    Base Rent (in   Annualized     Rent (in    Net Effective
Tenant                           Leases   Years     Square Feet  Square Feet  thousands) (1)  Base Rent   thousands) (2)     Rent
---------------------------------------- --------   ------------ ------------ -------------- ------------ -------------- -------------

ZymoGenetics, Inc.                    2     13.4        203,369          2.6%         8,747          4.4%        $8,742           4.8%

Human Genome Sciences, Inc.           4      1.1        260,258          3.4%         8,237          4.1%         8,078           4.4%

Theravance, Inc.                      2      6.3        170,244          2.2%         6,136          3.1%         5,885           3.2%

GlaxoSmithKline                       3     13.4 (3)    142,642          1.8%         5,871          2.9%         5,838           3.2%

Oscient Pharmaceuticals Corporat      2      2.8 (4)    149,916          1.9%         5,413          2.7%         5,083           2.8%

Quest Diagnostics Incorporated        1     11.0        248,186          3.2%         4,341          2.2%         4,340           2.4%

Infinity Pharmaceuticals, Inc.        2      7.0         67,167          0.9%         4,302          2.2%         4,043           2.2%

Telik, Inc.                           1      8.4         91,644          1.2%         3,711          1.9%         3,607           2.0%

Fred Hutchinson Cancer Research       3      8.0 (5)    116,606          1.5%         3,589          1.8%         3,231           1.8%

Digene Corporation                    1     10.8        143,585          1.9%         3,480          1.7%         3,047           1.7%

ArQule, Inc.                          1      9.4        128,325          1.7%         3,398          1.7%         3,398           1.9%

Gene Logic Inc.                       4      3.9 (6)    149,168          1.9%         3,352          1.7%         2,822           1.5%

Amgen, Inc.                           1      2.2        116,284          1.5%         3,295          1.7%         3,295           1.8%

Merck & Co., Inc.                     3      2.9 (7)    166,007          2.1%         3,250          1.6%         3,001           1.6%

Senomyx, Inc.                         1      1.0         86,962          1.1%         3,090          1.6%         2,956           1.6%

Sunesis Pharmaceuticals, Inc.         1      7.5         53,980          0.7%         2,813          1.4%         2,231           1.2%

Neurochem Inc.                        1     14.9        162,362          2.1%         2,677          1.3%         2,677           1.5%

Amylin Pharmaceuticals, Inc.          2      9.1         86,764          1.1%         2,672          1.3%         2,402           1.3%

Johnson & Johnson                     1      6.7         59,000          0.8%         2,671          1.3%         2,500           1.4%

Bio Veris Corporation                 2      4.1 (8)    117,241          1.5%         2,615          1.3%         2,469           1.3%
                                 ------- --------   ------------ ------------ -------------- ------------ -------------- -------------
Total/Weighted Average (9):          38      7.3      2,719,710         35.1%        83,660         41.9%       $79,645          43.6%
                                 ======= ========   ============ ============ ============== ============ ============== =============

________________

(1) Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2005 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(2) Annualized net effective rent is the annualized base rent in effect as of December 31, 2005 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions.

(3) Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet and 13,883 rentable square feet with remaining lease terms of 14.3 years and 5.8 years, respectively.

(4) Amount shown is a weighted average of multiple leases with this tenant for 68,460 rentable square feet and 81,456 rentable square feet with remaining lease terms of 5.2 years and 0.9 years, respectively.

(5) Amount shown is a weighted average of multiple leases with this tenant for 100,295 rentable square feet, 11,162 rentable square feet and 5,149 rentable square feet with remaining lease terms of 8.9 years, 2.9 years and 1.4 years, respectively.

(6) Amount shown is a weighted average of multiple leases with this tenant for 26,127 rentable square feet, 57,410 rentable square feet, 16,406 rentable square feet and 49,225 rentable square feet with remaining lease terms of 5.2 years, 5.1 years, 4.1 years and 1.9 years, respectively.

(7) Amount shown is a weighted average of multiple leases with this tenant for 89,923 rentable square feet and 76,084 rentable square feet with remaining lease terms of 4.8 years and 0.8 years, respectively.

(8) Amount shown is a weighted average of multiple leases with this tenant for 83,541 rentable square feet and 33,700 rentable square feet with remaining lease terms of 4.5 years and 3.1 years, respectively.

(9) Weighted average based on percentage of aggregate leased square feet.

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

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On March 13, 2006, the last reported sales price per share of our common stock was $92.57, and there were approximately 272 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

                                                            Per Share
Period                                   High       Low    Distribution
------                                  ------    ------   ------------
2005
Fourth Quarter........................  $85.00    $76.02      $0.70
Third Quarter.........................  $85.85    $73.02      $0.68
Second Quarter........................  $75.42    $62.09      $0.68
First Quarter.........................  $74.50    $63.15      $0.66

2004
Fourth Quarter........................  $75.24    $65.51      $0.66
Third Quarter.........................  $66.67    $56.50      $0.64
Second Quarter........................  $64.76    $50.88      $0.62
First Quarter.........................  $65.20    $57.30      $0.60

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

The tax treatment of distributions on common stock paid in 2005 is as follows: (1) 71.8% ordinary dividend, (2) 24.1% return of capital, (3) 3.9% capital gain at 15%, and (4) 0.2% Section 1250 capital gain at 25%. The tax treatment of distributions paid in 2004 is as follows: (1) 76.8% ordinary dividend, (2) 19.8% return of capital, (3) 2.4% capital gain at 15%, and (4) 1.0% Section 1250 capital gain at 25%.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information on securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. See "Item 15. Exhibits, Financial Statement Schedule".

                                                                                                     Year Ended December 31,
                                                                             ---------------------------------------------------------------
                                                                                2005         2004         2003         2002         2001
                                                                             -----------  -----------  -----------  -----------  -----------
                                                                                         (Dollars in thousands, except per share amounts)
Operating Data:
Total revenue ............................................................. $  $244,084  $  $183,081  $  $160,354  $  $142,067  $  $120,658
Total expenses ............................................................     180,149      124,645      111,995      103,936       93,217
Minority interest .........................................................         634             -            -            -            -
                                                                             -----------  -----------  -----------  -----------  -----------
Income from continuing operations..........................................      63,301       58,436       48,359       38,131       27,441
Income from  discontinued operations, net..................................         132        1,759       11,284        1,901        2,836
                                                                             -----------  -----------  -----------  -----------  -----------
Net income.................................................................      63,433       60,195       59,643       40,032       30,277

Dividends on preferred stock...............................................      16,090       12,595        8,898        8,579        3,666

Preferred stock redemption charge..........................................            -       1,876             -            -            -
                                                                             -----------  -----------  -----------  -----------  -----------
Net income available to common stockholders................................ $    47,343  $    45,724  $    50,745  $    31,453  $    26,611
                                                                             ===========  ===========  ===========  ===========  ===========
Earnings per share - basic:
       Continuing operations (net of preferred stock dividends
          and preferred stock redemption charge) .......................... $      2.25  $      2.28  $      2.08  $      1.68  $      1.49

       Discontinued operations, net........................................        0.01         0.09         0.59         0.11         0.18
                                                                             -----------  -----------  -----------  -----------  -----------
       Earnings per share - basic.......................................... $      2.26  $      2.37  $      2.67  $      1.79  $      1.67
                                                                             ===========  ===========  ===========  ===========  ===========

Earnings per share - diluted:
       Continuing operations (net of preferred stock dividends
          and preferred stock redemption charge) .......................... $      2.21  $      2.24  $      2.05  $      1.65  $      1.47

       Discontinued operations, net........................................        0.01         0.09         0.59         0.11         0.17
                                                                             -----------  -----------  -----------  -----------  -----------
       Earnings per share - diluted........................................ $      2.22  $      2.33  $      2.64  $      1.76  $      1.64
                                                                             ===========  ===========  ===========  ===========  ===========

Weighted average shares of common stock outstanding
       Basic ..............................................................  20,948,915   19,315,364   18,993,856   17,594,228   15,953,459
                                                                             ===========  ===========  ===========  ===========  ===========
       Diluted ............................................................  21,316,886   19,658,759   19,247,790   17,859,787   16,208,178
                                                                             ===========  ===========  ===========  ===========  ===========
Cash dividends declared per share of common stock.......................... $      2.72  $      2.52  $      2.20  $      2.00  $      1.84
                                                                             ===========  ===========  ===========  ===========  ===========

                                                                                                     Year Ended December 31,
                                                                             ---------------------------------------------------------------
                                                                                2005         2004         2003         2002         2001
                                                                             -----------  -----------  -----------  -----------  -----------
                                                                                                     (Dollars in thousands)
Balance Sheet Data (at year end):
Rental properties, net .................................................... $ 1,788,818  $ 1,427,853  $   982,297  $   976,422  $   796,626
Total assets .............................................................. $ 2,362,450  $ 1,872,284  $ 1,272,577  $ 1,159,243  $   962,146
Secured notes payable, unsecured line of credit and unsecured term loan ... $ 1,406,666  $ 1,186,946  $   709,007  $   614,878  $   573,161
Total liabilities ......................................................... $ 1,512,535  $ 1,251,811  $   765,442  $   673,390  $   629,508
Minority interest ......................................................... $    20,115  $          - $          - $          - $          -
Stockholders' equity ...................................................... $   829,800  $   620,473  $   507,135  $   485,853  $   332,638

Reconciliation of Net Income Available to Common Stockholders to
  Funds from Operations Available to Common Stockholders:
Net income available to common stockholders (1)............................ $    47,343  $    45,724  $    50,745  $    31,453  $    26,611
Add:
Depreciation and amortization (2)..........................................      55,416       42,523       38,901       34,071       30,578
Impairment of investments..................................................            -            -            -       2,545             -
Minority interest..........................................................         634             -            -            -            -
Subtract:
Gain/loss on sales of property (3).........................................         (36)      (1,627)      (8,286)            -            -
FFO allocable to minority interest.........................................        (668)            -            -            -            -
                                                                             -----------  -----------  -----------  -----------  -----------
Funds from operations available to common stockholders (4) ................ $   102,689  $    86,620  $    81,360  $    68,069  $    57,189
                                                                             ===========  ===========  ===========  ===========  ===========
Other Data:
Cash flows from operating activities ...................................... $   120,678       65,316       74,311       67,050       60,340
Cash flows from investing activities ...................................... $  (432,900)    (448,252)    (139,274)    (227,840)    (192,179)
Cash flows from financing activities ...................................... $   312,975      381,109       66,158      162,204      131,439
Number of properties owned at year end ....................................         134          113           91           91           85

Rentable square feet of properties owned at year end.......................   8,824,369    7,448,570    5,728,470    5,799,562    5,372,485
Occupancy of properties owned at year end .................................         88%          87%          88%           89%          89%
Occupancy of properties owned at year end, excluding properties under
   redevelopment...........................................................          93%          95%          94%          96%          99%

(1) During the second quarter of 2004, we elected to redeem the 9.50% Series A cumulative redeemable preferred stock ("Series A preferred stock"). Accordingly, in compliance with Emerging Issues Task Force Topic D-42, we recorded a charge of $1,876,000, or $0.10 per common share (diluted) in the second quarter of 2004 for costs related to the redemption of the Series A preferred stock.

(2) Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").

(3) Gain/loss on sales of property relates to the disposition of a property in the Southeast market during the third quarter of 2005, the disposition of a property in the Suburban Washington D.C. market during the first quarter of 2004, the disposition of a property in the Suburban Washington D.C. market during the fourth quarter of 2003, the disposition of a property in the Eastern Massachusetts market during the third quarter of 2003, and the disposition of a property in the San Francisco Bay market during the first quarter of 2003. Gain/loss on sales of property is included in the income statement in income from discontinued operations, net.

(4) GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of Funds From Operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. For a more detailed discussion of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The terms "Company", "we", "our" and "us" as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes in "Item 15. Exhibits, Financial Statement Schedule".

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
  Adverse changes in the annual budget appropriations received by our government tenants;
  Economic conditions in our markets could adversely affect our business;
  Risks associated with doing business internationally, including currency fluctuations and unfamiliarity with new markets;
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

Our success also depends upon economic trends and various market conditions. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or, if different, as of the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

We are a publicly-traded real estate investment trust focused principally on the ownership, operation, management, acquisition and selective redevelopment and development of properties containing office/laboratory space. Such properties are designed and improved for lease primarily to institutional (universities and not-for-profit institutions), pharmaceutical, biotechnology, life science product, service, biodefense and translational research entities, as well as government agencies.

In 2005, we:

  Added 19 properties with an aggregate of approximately 1,197,000 rentable square feet.
  Added four land parcels aggregating 1,438,000 square feet.
  Completed the development of three properties with an aggregate of approximately 195,000 rentable square feet.
  Commenced ground-up development of three properties aggregating 339,000 square feet.
  Increased capacity of our unsecured credit facilities to $1 billion with an option to increase capacity by an additional $200 million.
  Sold one property with approximately 16,500 rentable square feet.
  Completed two public offerings for a total of 2,685,500 shares of our common stock in two separate underwritten offerings resulting in net proceeds of approximately $189.4 million.

As of December 31, 2005, we had 134 properties containing approximately 8.8 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 93% leased, excluding those properties in our redevelopment program.

Our primary sources of revenue are rental income and tenant recoveries from leases of our properties. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities. Of the 134 properties as of December 31, 2005, four were acquired in 1994, nine in 1996, nine in 1997, 27 in 1998, six in 1999, 11 in 2000, five in 2001, four in 2002, four in 2003, 22 in 2004 and 19 in 2005. In addition, we completed the development of one property in 1999, five properties in 2000 (together with the 11 properties acquired in 2000), two properties in 2001 (together with the five properties acquired in 2001), two properties in 2002 (together with the four properties acquired in 2002), one property in 2004 (together with the 22 properties acquired in 2004, the "2004 Properties") and three properties in 2005 (together with the 19 properties acquired in 2005, the "2005 Properties"). As a result of these acquisition and development activities, as well as our ongoing leasing and redevelopment activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2005 as compared to 2004, and for 2004 as compared to 2003.

As of December 31, 2005, approximately 85% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of December 31, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of December 31, 2005, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). Our significant accounting policies are described in the notes to our consolidated financial statements in "Item 15. Exhibits, Financial Statement Schedule". The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Rental Properties, Properties Under Development and Land Held For Development

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

Rental properties, properties under development and land held for development are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount of the property. Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount of the property to its estimated fair value.

Capitalization of Costs

In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34") and Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), we capitalize direct construction, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development, redevelopment or construction of a project. Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Costs previously capitalized related to abandoned acquisition or development opportunities are written off. Should development, redevelopment or construction activity cease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

We also capitalize costs directly related and essential to our leasing activities. These costs are amortized on a straight-line basis over the terms of the related leases. Costs that were previously capitalized and which related to unsuccessful leasing opportunities are written off.

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

Interest Rate Swap Agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

We reflect our interest rate swap agreements on the balance sheet at their estimated fair values with an offsetting adjustment reflected as unrealized gains/losses in accumulated other comprehensive income in stockholders' equity. We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in reducing our exposure to variable interest rates. In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. Accordingly, we have categorized these instruments as cash flow hedges. We make an assessment at the inception of each interest rate swap agreement and on an on-going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

We do not believe we are exposed to a significant amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

Recognition of Rental Income and Tenant Recoveries

Rental income from leases with scheduled rent increases, free rent, incentives and other rent adjustments is recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.

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

Results of Operations

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Rental revenues increased by $45.6 million, or 32%, to $189.3 million for 2005 compared to $143.7 million for 2004. The increase resulted primarily from the 2004 Properties being owned for a full year and the addition of the 2005 Properties.

Tenant recoveries increased by $14.1 million, or 39%, to $50.0 million for 2005 compared to $35.8 million for 2004. The increase resulted primarily from the 2004 Properties being owned for a full year and the addition of the 2005 Properties.

Other income increased by $1.3 million, or 35%, to $4.8 million for 2005 compared to $3.5 million for 2004, primarily due to an increase in miscellaneous sources of income.

Rental operating expenses increased by $16.1 million, or 42%, to $54.5 million for 2005 compared to $38.4 million for 2004. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped in 2005. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $6.0 million, or 40%, to $21.1 million for 2005 compared to $15.1 million for 2004, primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 113 properties with approximately 7.4 million rentable square feet as of December 31, 2004 to 134 properties with approximately 8.8 million rentable square feet as of December 31, 2005 and the costs associated with continued compliance with Section 404 of the Sarbanes-Oxley Act. As a percentage of total revenues, general and administrative expenses for 2005 remained relatively consistent with 2004.

Interest expense increased by $20.4 million, or 71%, to $49.1 million for 2005 compared to $28.7 million for 2004. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt. These borrowings were utilized to finance the acquisition of the 2004 and 2005 Properties, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 3.72% as of December 31, 2004 to 5.68% as of December 31, 2005. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Interest Rate Swaps").

Depreciation and amortization increased by $12.9 million, or 30%, to $55.4 million for 2005 compared to $42.5 million for 2004. The increase resulted primarily from depreciation associated with the 2004 Properties being owned for a full year and the addition of the 2005 Properties.

Income from discontinued operations of $132,000 for 2005 reflects the results of operations of one property that was designated as "held for sale" as of June 30, 2005. In connection with the sale of this property in the third quarter of 2005, we recorded a gain of approximately $36,000. Income from discontinued operations of $1.8 million for 2004 primarily reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2003. In connection with the sale of this property in the first quarter of 2004, we recorded a gain of approximately $1.6 million.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Rental revenues increased by $17.5 million, or 14%, to $143.7 million for 2004 compared to $126.2 million for 2003. The increase resulted primarily from the 2003 Properties being owned for a full year and the addition of the 2004 Properties.

Tenant recoveries increased by $3.8 million, or 12%, to $35.8 million for 2004 compared to $32.0 million for 2003. The increase resulted primarily from the 2003 Properties being owned for a full year and the addition of the 2004 Properties.

Other income increased by $1.5 million, or 71%, to $3.5 million for 2004 compared to $2.1 million for 2003, primarily due to an increase in net realized gains on investments and from an increase in miscellaneous sources of income.

Rental operating expenses increased by $5.6 million, or 17%, to $38.4 million for 2004 compared to $32.8 million for 2003. The increase resulted primarily from the 2003 Properties being owned for a full year and the addition of the 2004 Properties.

General and administrative expenses increased by $894,000, or 6%, to $15.1 million for 2004 compared to $14.2 million for 2003, mainly due to compliance with Section 404 of the Sarbanes-Oxley Act, Operation Outreach and general increases in administrative costs. Our Operation Outreach program provides financial assistance to families of activated and deployed soldiers that face considerable financial challenges and have significant financial needs. As a percentage of total revenues, general and administrative expenses for 2004 remained relatively consistent with 2003.

Interest expense increased by $2.3 million, or 9%, to $28.7 million for 2004 compared to $26.4 million for 2003. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and to increases in the floating interest rates on our unsecured line of credit and unsecured term loan. These borrowings were utilized to finance the acquisition of the 2003 and 2004 Properties, and the development and redevelopment of properties. The weighted average effective interest rate on these borrowings (not including the effect of interest rate swap agreements) increased from 2.64% as of December 31, 2003 to 3.72% as of December 31, 2004. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Interest Rate Swaps").

Depreciation and amortization increased by $3.9 million, or 10%, to $42.5 million for 2004 compared to $38.6 million for 2003. The increase resulted primarily from depreciation associated with the 2003 Properties being owned for a full year and the addition of the 2004 Properties.

Income from discontinued operations of $1.8 million for 2004 primarily reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2003. In connection with this sale, we recorded a gain of approximately $1.6 million during 2004. Income from discontinued operations of $11.3 million for 2003 primarily reflects the results of operations of three properties that were designated as "held for sale" as of December 31, 2002. In connection with the sale of these properties, we recorded a net gain of approximately $8.3 million during 2003.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for 2005 increased by $55.4 million to $120.7 million compared to $65.3 million for 2004. The increase resulted primarily from increases in cash flows from our operating properties, and increases in accounts payable, accrued expenses and tenant security deposits.

Net cash used in investing activities for 2005 decreased by $15.4 million to $432.9 million compared to $448.3 million for 2004. This decrease was primarily due to decreases in additions to properties under development and land held for development, and property acquisitions, partially offset by an increase in additions to rental properties.

Net cash provided by financing activities for 2005 decreased by $68.1 million to $313.0 million compared to $381.1 million for 2004. This decrease was primarily due to decreases in the proceeds from secured notes payable and from issuances of preferred stock, an increase in the principal reductions of secured notes payable, and increases in dividends paid on common stock and preferred stock. This was partially offset by the net proceeds from issuances of common stock, a decrease in repayments of our unsecured line of credit and unsecured term loan and the decrease in redemption of preferred stock.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2005, consisted of the following (in thousands):

                                                           Payments by Period
                                             -----------------------------------------------
                                   Total        2006      2007-2008   2009-2010  Thereafter
--------------------------------------------------------------------------------------------
Secured notes payable (1)      $   662,147  $   44,552  $   206,813  $ 130,637  $   280,145

Unsecured line of credit and
  unsecured term loan              740,000          --      240,000    500,000           --

Ground lease obligations            62,774       1,730        3,538      3,664       53,842

Other obligations                    6,248         887        1,816      1,819        1,726
                               ------------ ----------- ------------ ---------- ------------
Total                          $ 1,471,169  $   47,169  $   452,167  $ 636,120  $   335,713
                               ============ =========== ============ ========== ============

(1) Excludes unamortized premiums of $4.5 million as of December 31, 2005.

Secured notes payable as of December 31, 2005 included 34 notes secured by 67 properties and three land development parcels.

In November 2005, we amended our unsecured line of credit and our unsecured term loan (see "Unsecured Line of Credit and Unsecured Term Loan " below). The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan matures in December 2009.

Ground lease obligations as of December 31, 2005 included leases for seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 27 to 50 years, exclusive of extension options.

In addition to the above, we were committed as of December 31, 2005 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of $46.4 million.

As of December 31, 2005, we were also committed to fund approximately $20.1 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $13.3 million for certain investments.

Tenant Security Deposits and Other Restricted Cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

                                                               December 31,
                                                         ----------------------
                                                            2005        2004
                                                         ----------  ----------
Funds held in trust under the terms of
    certain secured notes payable                       $   13,838  $   11,241

Security deposit funds based on the terms
    of certain lease agreements                              2,047       2,045

Other funds held in escrow                                   5,128       4,383
                                                         ----------  ----------
                                                        $   21,013  $   17,669
                                                         ==========  ==========

Secured Notes Payable

Secured notes payable consisted of the following (in thousands):

                                                                            December 31,
                                                                       ---------------------
                                                                          2005       2004
                                                                       ---------- ----------
Secured notes payable, interest rates varying from 4.32% to 8.75%,    $  662,147 $  635,432
   (weighted average effective interest rate of 6.31% and 5.67%
   at December 31, 2005 and 2004, respectively), maturity
   dates ranging from January 2006 to June 2016
Unamortized premiums                                                       4,519      3,514
                                                                      ----------- ----------
Total secured notes payable                                           $  666,666 $  638,946
                                                                      ======================

Our secured notes payable generally require monthly payments of principal and interest. The total book values of properties securing debt were $848,286,000 and $776,342,000 at December 31, 2005 and 2004, respectively. At December 31, 2005, our secured notes payable were comprised of $595.9 million and $70.8 million of fixed and variable rate debt, respectively, compared to $437.2 million and $201.7 million of fixed and variable rate debt, respectively, at December 31, 2004.

The following is a summary of the scheduled principal payments for our secured notes payable and the weighted average interest rates as of December 31, 2005 (in thousands):

                                                   Weighted
                                                    Average
                     Year              Amount    Interest Rate(1)
            -----------------------  ----------- -------------

            2006                    $    44,552          6.32%
            2007                         83,623          6.26%
            2008                        123,190          6.16%
            2009                         42,084          6.52%
            2010                         88,553          6.48%
            Thereafter                  280,145          6.24%
                                     -----------
            Subtotal                    662,147
            Unamortized premiums          4,519
                                     -----------
            Total secured notes
               payable              $   666,666
                                     ===========

(1) The weighted average interest rate is calculated based on the outstanding debt as of January 1st of each year.

Unsecured Line of Credit and Unsecured Term Loan

In November 2005, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $750 million to $1 billion consisting of a $500 million unsecured revolving credit facility and a $500 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $200 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR- based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. As of December 31, 2005, we had borrowings of $240 million outstanding on the unsecured line of credit with a weighted average interest rate of 5.69%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. The unsecured term loan matures in December 2009. As of December 31, 2005, we had borrowings of $500 million outstanding on the unsecured term loan with a weighted average interest rate of 5.67%.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $1 billion. Under these provisions as of December 31, 2005, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $863 million.

Interest Rate Swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of December 31, 2005 (dollars in thousands):

                                    Notional      Effective at    Interest     Termination       Fair
Transaction Dates  Effective Dates  Amounts    December 31, 2005  Pay Rates       Dates         Values
------------------ ---------------- --------- ------------------- ---------  ---------------- ---------

December 2002      January 2, 2003   $25,000  $      25,000          3.285%   June 30, 2006   $    167

December 2002      January 2, 2003    25,000         25,000          3.285%   June 30, 2006        167

December 2003      December 30, 2005  50,000         50,000          4.150%  December 29, 2006     280

December 2003      December 29, 2006  50,000          --             5.090%  October 31, 2008     (313)

March 2004         December 31, 2004  25,000         25,000          2.956%  December 31, 2006     434

March 2004         December 31, 2004  25,000         25,000          2.956%  December 31, 2006     434

April 2004          April 29, 2005    50,000         50,000          3.140%   April 28, 2006       230

April 2004          April 28, 2006    50,000          --             4.230%   April 30, 2007       274

April 2004          April 30, 2007    50,000          --             4.850%   April 30, 2008       (63)

June 2004           June 30, 2005     50,000         50,000          4.343%   June 30, 2007        284

December 2004      December 31, 2004  50,000         50,000          3.590%  January 2, 2008     1,129

December 2004      January 3, 2006    50,000          --             3.927%    July 1, 2008        950

May 2005           December 30, 2005  25,000         25,000          4.120%  November 30, 2006     136

May 2005            June 30, 2006     50,000          --             4.270%   June 29, 2007        250

May 2005           November 30, 2006  25,000          --             4.330%  November 30, 2007     103

May 2005            June 29, 2007     50,000          --             4.400%   June 30, 2008        162

May 2005           November 30, 2007  25,000          --             4.460%  November 28, 2008      61

May 2005            June 30, 2008     50,000          --             4.509%   June 30, 2009        112

May 2005           November 28, 2008  25,000          --             4.615%  November 30, 2009      41

December 2005      December 29, 2006  50,000          --             4.730%  November 30, 2009      17

December 2005      December 29, 2006  50,000          --             4.740%  November 30, 2009       4

December 2005      January 2, 2008    50,000          --             4.768%  December 31, 2010       8
                                              -------------------                             ---------
Total Interest Rate Swap Agreements in        $     325,000                                   $  4,867
   Effect at December 31, 2005                ===================                             =========

We do not believe we are exposed to a significant amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions. In addition, we have entered into master derivative agreements with each counterparty. These master derivative agreements (all of which are on the standard International Swaps & Derivatives Association, Inc. form) define certain terms between us and each counterparty to address and minimize certain risks associated with our swap agreements, including a default by a counterparty.

As of December 31, 2005, our interest rate swap agreements were classified in other assets at their fair values aggregating approximately $4.9 million, with the offsetting adjustment reflected as unrealized gains in accumulated other comprehensive income in stockholders' equity. As of December 31, 2004, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits at their fair values aggregating approximately $2.1 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive income in stockholders' equity. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made. During the next twelve months, we expect to reclassify $3.3 million from accumulated other comprehensive income to interest income.

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

In September 2005, we sold 1,248,000 shares of our common stock in an underwritten offering (including shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $81.00 per share, resulting in net proceeds of approximately $100.3 million (after deducting underwriting discounts and other offering costs).

As of December 31, 2005, we had approximately $305 million of available capacity for future issuances of debt, equity and other securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time and at our discretion based on our needs and market conditions.

In November 2005, we entered into an amendment to our existing amended and restated credit agreement. The maximum permitted borrowings under the credit facilities was increased from $750 million to $1 billion consisting of a $500 million unsecured revolving credit facility and a $500 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $200 million.

We expect to continue meeting our short-term liquidity and capital requirements generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make distributions necessary to continue qualifying as a REIT. We also believe that net cash provided by operating activities will be sufficient to fund recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

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

Exposure to Environmental Liabilities

In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities that have occurred since the Phase I environmental assessments were completed. In addition, we carry a policy of pollution legal liability insurance covering exposure to certain environmental losses at all of our properties

Capital Expenditures, Tenant Improvements and Leasing Costs

The following table shows total and weighted average per square foot property-related capital expenditures, tenant improvements and leasing costs (all of which are added to the basis of the properties) related to our life science properties (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, attributable to leases that commenced at our properties after our acquisition:

                                      Total/
                                     Weighted
                                      Average       2005           2004          2003          2002          2001
                                    -----------  -----------    ----------    ----------    ----------    ----------
Capital expenditures (1):
   Major capital expenditures      $ 6,807,000  $   972,000    $2,628,000 (2)$1,632,000 (3)$  959,000    $  616,000
   Recurring capital expenditures  $ 5,460,000  $ 1,278,000    $1,243,000    $  853,000    $1,472,000 (4)$  614,000
   Weighted average square feet
     in portfolio                   30,591,968    8,128,690     6,123,807     5,708,635     5,499,660     5,131,176
   Per weighted average square
     foot in portfolio
   Major capital expenditures      $      0.22  $      0.12    $     0.43 (2)$     0.29 (3)$     0.17    $     0.12
   Recurring capital expenditures  $      0.18  $      0.16    $     0.20    $     0.15    $     0.27 (4)$     0.12

Tenant improvements and leasing
costs:
  Retenanted space (5)
    Tenant improvements and
      leasing costs                $ 4,891,000  $   324,000    $  713,000    $2,890,000    $  498,000    $  466,000
    Retenanted square feet             991,992      130,887       142,814       248,488       318,642       151,161 (5)
    Per square foot leased of
      retenanted space             $      4.93  $      2.48    $     4.99    $    11.63    $     1.56    $     3.08

  Renewal space
    Tenant improvements and
      leasing costs                $ 2,797,000  $   778,000    $  937,000    $  105,000    $  526,000    $  451,000
    Renewal square feet              2,184,863      666,058       558,874       271,236       255,978       432,717
    Per square foot leased of
      renewal space                $      1.28  $      1.17    $     1.68    $     0.39    $     2.05    $     1.04

(1) Property-related capital expenditures include all major capital and recurring capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures, or costs related to the redevelopment of a property. Major capital expenditures consisted of roof replacements and HVAC systems that are typically identified and considered at the time a property is acquired. Major capital expenditures for 2003 also included one-time costs related to the implementation of our national branding and signage program. Recurring capital expenditures exclude major capital expenditures.

(2) Major capital expenditures for 2004 included a one-time HVAC system upgrade at one property totaling $1,551,000 or $0.25 per square foot.

(3) Major capital expenditures for 2003 included $1,072,000 or $0.19 per square foot in one-time costs related to the implementation of our national branding and signage program.

(4) Recurring capital expenditures for 2002 included $552,000 or $0.10 per square foot related to a fully leased property in San Diego, California that underwent substantial renovation in 2002.

(5) Excludes space that has undergone redevelopment before retenanting.

Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. Approximately 89% of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures required.

Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property age, location and characteristics, the type of lease (renewal tenant or retenanted space), the involvement of external leasing agents and overall competitive market conditions.

Inflation

As of December 31, 2005, approximately 85% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of December 31, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of Funds From Operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See "Liquidity and Capital Resources - Cash Flows" above for information regarding these measures of cash flow.)

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders for the years ended December 31, (in thousands):

                                                Year Ended December 31,
                                                -----------------------
                                                   2005         2004
                                                -----------  ----------

Net income available to common stockholders (1)    $47,343     $45,724
Add:
   Depreciation and amortization (2)                55,416      42,523
   Minority interest                                   634            -
Less:
   Gain on sales of property (3)                       (36)     (1,627)
   FFO allocable to minority interest                 (668)           -
                                                -----------  ----------
Funds from operations available to common
   stockholders                                   $102,689     $86,620
                                                ===========  ==========

(1) During the second quarter of 2004, we elected to redeem the 9.50% Series A cumulative redeemable preferred stock. Accordingly, in compliance with Emerging Issues Task Force Topic D-42, we recorded a charge of $1,876,000, or $0.10 per common share (diluted) in the second quarter of 2004 for costs related to the redemption of the Series A preferred stock.

(2) Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").

(3) Gain on sales of property relates to the disposition of one property in the Southeast market during the third quarter of 2005 and the disposition of one property in the Suburban Washington D.C. market during the first quarter of 2004. Gain on sales of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our properties as of December 31, 2005 (dollars in thousands):

                                                  Rentable    Annualized
                                      Number of    Square       Base     Occupancy
Markets                               Properties    Feet        Rent    Percentages
------------------------------------- ---------- -----------  --------- -----------

California - Pasadena                         1      31,343       $793       100.0%
California - San Diego                       23   1,070,477     27,509        92.2%
California - San Francisco Bay               15   1,043,737     30,583        96.5%
Eastern Massachusetts                        22   1,263,077     34,603        93.6%
New Jersey/Suburban Philadelphia              7     458,623      7,900        98.5%
Southeast                                     8     432,127      7,460        85.9%(1)
Suburban Washington D.C.                     31   2,439,146     46,936        93.0%(2)
Washington - Seattle                          9     780,211     23,081        87.8%
International - Canada                        3     296,362      6,223       100.0%
                                      ---------- -----------  --------- -----------
Total Operating Properties                  119   7,815,103   $185,088        93.2%(2)
                                      ========== ===========  ========= ===========
Properties Under Redevelopment               15   1,009,266    $14,662        45.7%
                                      ---------- -----------  --------- -----------
Total Properties                            134   8,824,369   $199,750        87.7%(2)
                                      ---------- -----------  --------- -----------

(1) Substantially all of the vacant space is office or warehouse space.

(2) Excluding one lease for approximately 103,000 square feet that terminated in the fourth quarter of 2005, occupancy percentages for Suburban Washington D.C., total operating properties and total properties would have been 97.2%, 94.5% and 88.9%, respectively.

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2005:

                             Square                      Annualized Base
 Year of      Number of    Footage of   Percentage of    Rent of Expiring
  Lease       Expiring      Expiring   Aggregate Leased    Leases (per
Expiration     Leases        Leases       Square Feet      square foot)
----------   -----------   ----------   --------------   ---------------

   2006              79 (1)  924,223        11.9%            $24.98
   2007              39      786,824        10.2%            $26.30
   2008              27      630,784         8.1%            $26.24
   2009              26      492,926         6.4%            $21.77
   2010              33      740,788         9.6%            $22.40
Thereafter           79    4,165,798        53.8%            $26.91

(1) Includes month-to-month leases for approximately 56,000 square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, December 31, 2005 and 2004, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $2.1 million and $2.0 million, respectively. We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on December 31, 2005 and 2004, would increase annual future earnings by approximately $2.1 million and $2.0 million, respectively. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair values by approximately $36.8 million and $27.2 million at December 31, 2005 and 2004, respectively. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair values by approximately $38.4 million and $28.4 million at December 31, 2005 and 2004, respectively.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2005 and 2004 . These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheet at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2005 and 2004 would decrease their fair values by approximately $8.2 million and $6.7 million, respectively.

We have exposure to foreign currency exchange rate market risk related to our wholly-owned subsidiaries operating in Canada. The functional currency of our foreign subsidiaries operating in Canada is the local currency, the Canadian dollar. Gains or losses resulting from the translation of our foreign subsidiaries' balance sheets and income statements are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains or losses will be reflected in our income statement when a transaction with a third party, denominated in a currency other than the entity's functional currency, is settled and the functional currency cash flows realized are more or less than the exchange rate in effect when the transaction was initiated.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included as a separate section in this Annual Report on Form 10-K. See "Item 15. Exhibits, Financial Statement Schedule".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control - Integrated Framework". Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the next page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited management's assessment, included in the accompanying Annual Management's Report on Internal Control Over Financial Reporting, that Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 9, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2006 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the "2006 Proxy Statement") under the caption "Board of Directors, Executive Officers and Senior Management".

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2006 Proxy Statement under the caption "Board of Directors, Executive Officers and Senior Management - Executive Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information on the Company's equity compensation plan as of December 31, 2005:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	492,016	$34.92	413,501

The other information required by this Item is incorporated herein by reference from our 2006 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders".

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from our 2006 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2006 Proxy Statement under the caption "Fees Billed by Independent Registered Public Accountants".

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a)(1) and (2) Financial Statements and Schedule

The financial statements and schedule required by this Item are included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

(a)(3) See Exhibits and Index to Exhibits below.

(b) Exhibits and Index to Exhibits
Exhibit Number	Exhibit Title
3.1 *	Articles of Amendment and Restatement of Alexandria, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on August 14, 1997
3.2 *	Certificate of Correction of Alexandria, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on August 14, 1997
3.3	Bylaws of Alexandria (as amended February 27, 2006)
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

10.2 * (1)

Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.3 * (1)

Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.4 * (1)

Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria's Registration Statement on Form S-11 (No. 333-23545)

10.5 * (1)

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

10.7 * (1)	Alexandria's 2000 Deferred Compensation Plans, effective December 1, 2000, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 29, 2002
10.8*

Amended and Restated Credit Agreement as of December 22, 2004, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Bank of America, N.A. as Administrative Agent, Citicorp North America, Inc. and Commerzbank AG New York and Grand Cayman Branches, as Co-Syndication Agents, Societe Generale and Eurohypo AG, New York Branch, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 16, 2005.

10.9

Second Amendment to Amended and Restated Credit Agreement as of November 16, 2005, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party hereto as the borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America, Inc. and Commerzbank AG New York and Grand Cayman Branches, as Co-Syndication Agents, Societe Generale and Eurohypo AG, New York Branch, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners

10.10 (1)	Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and James H. Richardson, dated January 9, 2006
10.11 (1)	Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and Joel S. Marcus, dated March 13, 2006
10.12 (1)	Summary of Director Compensation Arrangements
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1*	Alexandria Real Estate Equities, Inc. Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K)
21.1	List of Subsidiaries of Alexandria
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

(*) Incorporated by reference. (1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated March 16, 2006	By: /s/ JOEL S. MARCUS Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ JERRY M. SUDARSKY Jerry M. Sudarsky	Chairman of the Board of Directors	March 15, 2006
/s/ JOEL S. MARCUS Joel S. Marcus	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2006
/s/ JAMES H. RICHARDSON James H. Richardson	President and Director	March 15, 2006
/s/ DEAN A. SHIGENAGA Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
/s/ RICHARD B. JENNINGS Richard B. Jennings	Director	March 9, 2006
/s/ RICHARD H. KLEIN Richard H. Klein	Director	March 15, 2006
/s/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	March 15, 2006
/s/ ALAN G. WALTON Alan G. Walton	Director	March 15, 2006
/s/ RICHMOND A. WOLF Richmond A. Wolf	Director	March 16, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 9, 2006

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

                                                                         December 31,
                                                                    ----------------------
                                                                       2005        2004
                                                                    ----------  ----------
                              Assets
Rental properties, net                                             $1,788,818  $1,427,853
Properties under development and land held for development            329,338     252,249
Cash and cash equivalents                                               3,911       3,158
Tenant security deposits and other restricted cash                     21,013      17,669
Tenant receivables                                                      4,764       2,542
Deferred rent                                                          54,573      43,166
Investments                                                            82,010      67,419
Other assets                                                           78,023      58,228
                                                                    ----------  ----------
Total assets                                                       $2,362,450  $1,872,284
                                                                    ==========  ==========

               Liabilities and Stockholders' Equity
Secured notes payable                                              $  666,666  $  638,946
Unsecured line of credit and unsecured term loan                      740,000     548,000
Accounts payable, accrued expenses and tenant security deposits        86,391      48,581
Dividends payable                                                      19,478      16,284
                                                                    ----------  ----------
Total liabilities                                                   1,512,535   1,251,811
Commitments and contingencies

Minority interest                                                      20,115          -
Stockholders' equity:
   9.10% Series B cumulative redeemable preferred stock,
     $0.01 par value per share, 2,300,000 shares authorized;
     2,300,000 shares issued and outstanding at
     December 31, 2005 and 2004; $25.00 liquidation value per share    57,500      57,500
   8.375% Series C cumulative redeemable preferred stock
     $0.01 par value per share, 5,750,000 shares authorized;
     5,185,500 shares issued and outstanding at
     December 31, 2005 and 2004; $25.00 liquidation value per share   129,638     129,638
   Common stock, $0.01 par value per share, 100,000,000
     shares authorized; 22,441,294 and 19,594,418 shares
     issued and outstanding at December 31, 2005
     and 2004, respectively                                               224         196
   Additional paid-in capital                                         607,405     414,028
   Retained earnings                                                       -        5,267
   Accumulated other comprehensive income                              35,033      13,844
                                                                    ----------  ----------
Total stockholders' equity                                            829,800     620,473
                                                                    ----------  ----------
Total liabilities and stockholders' equity                         $2,362,450  $1,872,284
                                                                    ==========  ==========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

                                                             Year Ended December 31,
                                                      --------------------------------------
                                                         2005         2004         2003
                                                      -----------  -----------  -----------
Revenues
   Rental                                            $   189,312  $   143,700  $   126,236
   Tenant recoveries                                      49,974       35,840       32,050
   Other income                                            4,798        3,541        2,068
                                                      -----------  -----------  -----------
                                                         244,084      183,081      160,354
Expenses
   Rental operations                                      54,540       38,394       32,770
   General and administrative                             21,094       15,105       14,211
   Interest                                               49,116       28,670       26,416
   Depreciation and amortization                          55,399       42,476       38,598
                                                      -----------  -----------  -----------
                                                         180,149      124,645      111,995
Minority interest                                            634           -            -
                                                      -----------  -----------  -----------
Income from continuing operations                         63,301       58,436       48,359

Income from discontinued operations, net                     132        1,759       11,284
                                                      -----------  -----------  -----------
Net income                                                63,433       60,195       59,643

Dividends on preferred stock                              16,090       12,595        8,898
Preferred stock redemption charge                             -         1,876           -
                                                      -----------  -----------  -----------
Net income available to common stockholders          $    47,343  $    45,724  $    50,745
                                                      ===========  ===========  ===========
Earnings per share - basic:
   Continuing operations (net of preferred
      stock dividends and preferred stock
      redemption charge)                             $      2.25  $      2.28  $      2.08
   Discontinued operations, net                             0.01         0.09         0.59
                                                      -----------  -----------  -----------
   Earnings per share  - basic                       $      2.26  $      2.37  $      2.67
                                                      ===========  ===========  ===========
Earnings per share - diluted:
   Continuing operations (net of preferred
      stock dividends and preferred stock
      redemption charge)                             $      2.21  $      2.24  $      2.05
   Discontinued operations, net                             0.01         0.09         0.59
                                                      -----------  -----------  -----------
   Earnings per share  - diluted                     $      2.22  $      2.33  $      2.64
                                                      ===========  ===========  ===========

Weighted average shares of common stock outstanding:
   Basic                                              20,948,915   19,315,364   18,993,856
                                                      ===========  ===========  ===========
   Diluted                                            21,316,886   19,658,759   19,247,790
                                                      ===========  ===========  ===========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

                                                                                                                                               Accumulated
                                                                 Series A   Series B   Series C   Number of            Additional                 Other
                                                                Preferred  Preferred  Preferred    Common     Common    Paid-In    Retained    Comprehensive
                                                                  Stock      Stock      Stock      Shares      Stock    Capital    Earnings    Income (Loss)   Total
                                                                ---------- ---------- ---------- -----------  -------  ---------  -----------  ------------  ----------
Balance at December 31, 2002                                   $   38,588     57,500          -  18,973,957  $   190  $ 398,399  $         -  $     (8,824) $  485,853
   Net income                                                           -          -          -           -        -          -       59,643             -      59,643
   Unrealized gain on marketable securities                             -          -          -           -        -          -            -           610         610
   Unrealized gain on swap agreements                                   -          -          -           -        -          -            -         2,739       2,739
                                                                                                                                                             ----------
   Comprehensive income                                                 -          -          -           -        -          -            -             -      62,992
   Issuances pursuant to Stock Plan (options and awards)                -          -          -     290,066        3      9,295            -             -       9,298
   Dividends declared on preferred stock                                -          -          -           -        -          -       (8,898)            -      (8,898)
   Dividends declared on common stock                                   -          -          -           -        -          -      (42,110)            -     (42,110)
                                                                ---------- ---------- ---------- -----------  -------  ---------  -----------  ------------  ----------
Balance at December 31, 2003                                       38,588     57,500          -  19,264,023      193    407,694        8,635        (5,475)    507,135
   Net income                                                           -          -          -           -        -          -       60,195             -      60,195
   Unrealized gain on marketable securities                             -          -          -           -        -          -            -        15,110      15,110
   Unrealized gain on swap agreements                                   -          -          -           -        -          -            -         4,209       4,209
                                                                                                                                                             ----------
   Comprehensive income                                                 -          -          -           -        -          -            -             -      79,514
   Issuance of Series C preferred stock, net of offering costs          -          -    129,638           -        -     (5,629)           -             -     124,009
   Redemption of Series A preferred stock                         (38,588)         -          -           -        -      1,876       (1,876)            -     (38,588)
   Issuances pursuant to Stock Plan (options and awards)                -          -          -     330,395        3     10,087            -             -      10,090
   Dividends declared on preferred stock                                -          -          -           -        -          -      (12,595)            -     (12,595)
   Dividends declared on common stock                                   -          -          -           -        -          -      (49,092)            -     (49,092)
                                                                ---------- ---------- ---------- -----------  -------  ---------  -----------  ------------  ----------
Balance at December 31, 2004                                            -     57,500    129,638  19,594,418      196    414,028        5,267        13,844     620,473
   Net income                                                           -          -          -           -        -          -       63,433             -      63,433
   Unrealized gain on marketable securities                             -          -          -           -        -          -            -        12,439      12,439
   Unrealized gain on swap agreements                                   -          -          -           -        -          -            -         6,957       6,957
   Foreign currency translation                                         -          -          -           -        -          -            -         1,793       1,793
                                                                                                                                                             ----------
   Comprehensive income                                                 -          -          -           -        -          -            -             -      84,622
   Issuance of common stock, net of offering costs                      -          -          -   2,685,500       27    189,344            -             -     189,371
   Amortization of stock compensation expense                           -          -          -           -        -          -            -             -           0
   Issuances pursuant to Stock Plan (options and awards)                -          -          -     161,376        1     10,929            -             -      10,930
   Dividends declared on preferred stock                                -          -          -           -        -          -      (16,090)            -     (16,090)
   Dividends declared on common stock                                   -          -          -           -        -     (6,896)     (52,610)            -     (59,506)
                                                                ---------- ---------- ---------- -----------  -------  ---------  -----------  ------------  ----------
Balance at December 31, 2005                                   $        - $   57,500 $  129,638  22,441,294  $   224  $ 607,405  $         -  $     35,033  $  829,800
                                                                ========== ========== ========== ===========  =======  =========  ===========  ============  ==========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

                                                                                         Year Ended December 31,
                                                                                 -------------------------------------
                                                                                    2005         2004         2003
                                                                                 -----------  -----------  -----------
Operating Activities
Net income                                                                        $  63,433  $    60,195  $    59,643
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income related to investments                                                (483)        (208)        (306)
Realized (gain)/loss on sales of investments                                         (1,811)      (2,228)        (230)
(Gain)/loss on sales of property                                                        (36)      (1,627)      (8,286)
Minority interest                                                                       634            -            -
Depreciation and amortization                                                        55,416       42,523       38,901
Amortization of loan fees and costs                                                   6,666        2,374        2,133
Amortization of premiums on secured notes payable                                    (1,089)        (161)        (290)
Stock compensation expense                                                            5,136        2,470        2,734
Changes in operating assets and liabilities:
     Tenant security deposits and other restricted cash                              (3,344)      (6,612)      (3,037)
     Tenant receivables                                                              (2,214)        (573)         672
     Deferred rent                                                                  (14,904)     (11,671)      (6,826)
     Other assets                                                                   (26,586)     (18,261)     (10,828)
     Accounts payable, accrued expenses and tenant security deposits                 39,860         (905)          31
                                                                                 -----------  -----------  -----------
Net cash provided by operating activities                                           120,678       65,316       74,311

Investing Activities
Purchase of rental properties                                                      (223,862)    (251,091)     (48,729)
Proceeds from sales of rental properties                                              1,182        5,454       42,376
Additions to rental properties                                                      (92,417)     (70,248)     (48,264)
Additions to properties under development and land held for development            (117,945)    (129,620)     (78,327)
Additions to investments                                                            (10,367)      (7,993)      (8,818)
Proceeds from investments                                                            10,509        5,246        2,488
                                                                                 -----------  -----------  -----------
Net cash used in investing activities                                              (432,900)    (448,252)    (139,274)

Financing Activities
Proceeds from secured notes payable                                                 153,398      198,400       64,667
Proceeds from issuances of common stock                                             189,371            -            -
Proceeds from issuance of preferred stock                                                 -      124,009            -
Redemption of Series A preferred stock                                                    -      (38,588)           -
Proceeds from exercise of stock options                                               4,291        7,094        5,941
Borrowings from unsecured line of credit and unsecured term loan                    515,000      490,000      310,083
Repayments of unsecured line of credit                                             (323,000)    (331,000)    (259,083)
Principal reductions of secured notes payable                                      (153,015)     (10,376)      (6,125)
Dividends paid on common stock                                                      (56,312)     (47,333)     (40,427)
Dividends paid on preferred stock                                                   (16,090)     (11,097)      (8,898)
Distributions to minority interest                                                     (668)           -            -
                                                                                 -----------  -----------  -----------
Net cash provided by financing activities                                           312,975      381,109       66,158

Net increase (decrease) in cash and cash equivalents                                    753       (1,827)       1,195
Cash and cash equivalents at beginning of year                                        3,158        4,985        3,790
                                                                                 -----------  -----------  -----------
Cash and cash equivalents at end of year                                        $     3,911  $     3,158  $     4,985
                                                                                 ===========  ===========  ===========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized             $    39,292  $    28,714  $    28,143
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

Alexandria Real Estate Equities, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Background

References to the "Company", "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged principally in the ownership, operation, management, acquisition, and selective redevelopment and development of properties containing office/laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to institutional (universities and not-for-profit institutions), pharmaceutical, biotechnology, life science product, service, biodefense and translational research entities, as well as government agencies. As of December 31, 2005, we had 134 properties (131 properties located in nine states and three properties located in Canada) with approximately 8.8 million rentable square feet of office/laboratory space, compared to 113 properties in nine states with approximately 7.4 million rentable square feet of office/laboratory space as of December 31, 2004.

As of December 31, 2005, approximately 85% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of December 31, 2005, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of December 31, 2005, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index. The information provided in this paragraph is unaudited.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Company holds interests, together with certain third parties, in a limited partnership and in a limited liability company which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", FASB Emerging Issues Task Force Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures". Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability company because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, tenant receivables, unsecured line of credit and unsecured term loan, and accounts payable, accrued expenses and tenant security deposits approximate fair value.

The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 2005 and 2004, the fair values of our secured notes payable were approximately $682,835,000 and $652,100,000, respectively.

Operating Segments

We view our operations as principally one segment and the financial information disclosed herein represents all of the financial information related to our principal operating segment.

International Operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar. During 2005, we acquired three operating properties in Canada through wholly-owned Canadian subsidiaries. The functional currency for our foreign subsidiaries operating in Canada is the local currency, the Canadian dollar. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders' equity.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive income are reflected in income when there is a sale or partial sale of the Company's investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental Properties, Properties Under Development and Land Held For Development

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

Rental properties, properties under development and land held for development are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount of the property. Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount of the property to its estimated fair value.

In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34") and Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project. Pursuant to SFAS 34 and SFAS 67, capitalization of construction and development costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Costs previously capitalized related to abandoned acquisition or development opportunities are written off. Should development activity cease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

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

Tenant Security Deposits and Other Restricted Cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

                                                  December 31,
                                           --------------------------
                                              2005          2004
                                           -----------  -------------
Funds held in trust under the terms
  of certain secured notes payable       $     13,838  $      11,241
Security deposit funds based on the
  terms of certain lease agreement              2,047          2,045
Other funds held in escrow                      5,128          4,383
                                           -----------  -------------
                                         $     21,013  $      17,669
                                           ===========  =============

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

Leasing Costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease. Costs that were previously capitalized and which related to unsuccessful leasing opportunities are written off. Leasing costs, net of related amortization, totaled $32,924,000 and $29,747,000 as of December 31, 2005 and 2004, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Loan Fees and Costs

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense in the accompanying consolidated statements of income. Loan fees and costs, net of related amortization, totaled $14,789,000 and $14,075,000 as of December 31, 2005 and 2004, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Interest Rate Swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements. All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under SFAS 133 in reducing our exposure to variable interest rates. In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. Accordingly, we have categorized these instruments as cash flow hedges. We make an assessment at the inception of each interest rate swap agreement and on an on-going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

Pursuant to SFAS 133, interest rate swaps are reflected at their estimated fair values in the accompanying consolidated balance sheets. We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements. These methods of assessing fair value result in a general approximation of value.

We do not believe we are exposed to a significant amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

                                           December 31,
                                     -----------------------
                                         2005        2004
                                     ----------- -----------
Unrealized gain on marketable
   securities                        $   28,373  $   15,934
Unrealized gain (loss) on interest
   rate swap agreements                   4,867      (2,090)
Unrealized foreign currency
   translation gain                       1,793          --
                                     ----------- -----------
                                     $   35,033  $   13,844
                                     =========== ===========

Rental Income and Tenant Recoveries

Rental income from leases with scheduled rent increases, free rent, incentives and other rent adjustments are recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent. As of December 31, 2005 and 2004, we had no allowance for doubtful accounts.

Interest Income

Interest income was $578,000, $181,000 and $108,000 in 2005, 2004 and 2003, respectively, and is included in other income in the accompanying consolidated statements of income.

Income Taxes

As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and make distributions greater than or equal to 100% of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

During 2005, 2004 and 2003, we declared dividends on our common stock of $2.72, $2.52 and $2.20 per share, respectively. During 2004 and 2003, we declared dividends on our Series A cumulative redeemable preferred stock of $1.72847 and $2.375 per share, respectively. During 2005, 2004 and 2003, we declared dividends on our Series B cumulative redeemable preferred stock of $2.275, $2.275 and $2.275, respectively. During 2005 and 2004, we declared dividends on our Series C cumulative redeemable preferred stock of $2.09375 and $0.61649 per share, respectively. See Note 11, Preferred Stock and Excess Stock.

The tax treatment of distributions on common stock paid in 2005 is as follows: (1) 71.8% ordinary dividend, (2) 24.1% return of capital, (3) 3.9% capital gain at 15%, and (4) 0.2% Section 1250 capital gain at 25%. The tax treatment of distributions paid in 2004 is as follows: (1) 76.8% ordinary dividend, (2) 19.8% return of capital, (3) 2.4% capital gain at 15%, and (4) 1.0% Section 1250 capital gain at 25%. The information provided in this paragraph is unaudited.

Earnings Per Share, Dividends Declared and Preferred Stock Redemption Cost

The following table shows the computation of earnings per share, and dividends declared per common share:

                                                    Year Ended December 31,
                                           ------------------------------------------
                                               2005          2004           2003
                                           ------------  -------------  -------------
                                        (Dollars in thousands, except per share amounts)

Net income available to common
   stockholders                          $      47,343  $      45,724  $      50,745
                                           ============  =============  =============
Weighted average shares of common stock
   outstanding - basic                      20,948,915     19,315,364     18,993,856
Add: dilutive effect of stock options
   and stock grants                            367,971        343,395        253,934
                                           ------------  -------------  -------------
Weighted average shares of common stock
   outstanding - diluted                    21,316,886     19,658,759     19,247,790
                                           ============  =============  =============

   Earnings per share - basic            $        2.26  $        2.37  $        2.67
    ============  =============  =============
   Earnings per share - diluted          $        2.22  $        2.33  $        2.64
                                           ============  =============  =============

Dividends declared per common share       $        2.72  $        2.52  $        2.20
                                           ============  =============  =============

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

Stock-Based Compensation Expense

For 2002 and all prior years, we have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively to all employee awards granted, modified or settled after January 1, 2003. We have not granted any stock options since 2002. Under APB 25, because the exercise price of the options we granted equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Although we have elected to follow APB 25 for previously granted options, pro forma information regarding net income available to common stockholders and earnings per share is required by SFAS 123. This information has been determined as if we had accounted for our stock options under the fair value method under SFAS 123.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                      Year Ended December 31,
                                            ------------------------------------------
                                                2005          2004           2003
                                            ------------  -------------  -------------
Net income available to common
     stockholders, as reported             $     47,343  $      45,724  $      50,745
Fair value of stock-based compensation cost        (152)          (733)        (1,323)
                                            ------------  -------------  -------------
Pro forma net income available to common
     stockholders                          $     47,191  $      44,991  $      49,422
                                            ============  =============  =============
Earnings per share:

     Basic - as reported                   $       2.26  $        2.37  $        2.67
     Basic - pro forma                     $       2.25  $        2.33  $        2.60

     Diluted - as reported                 $      $2.22  $       $2.33  $        2.64
     Diluted - pro forma                   $      $2.21  $       $2.29  $        2.57

Impact of Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on other-than-temporary impairment of marketable debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Statement of Financial Accounting Standards No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations" ("SFAS 124"), and non-marketable equity securities accounted for under the cost method. EITF 03-1 provides a three-step model to determine (1) when an investment is considered impaired; (2) whether the impairment is other-than-temporary; and (3) the measurement of the impairment loss. The guidance also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In addition, EITF 03-1 provides that a company does not have to estimate the fair value of an investment accounted for under the cost method if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. In September 2004, the FASB issued FASB Staff Position ("FSP") No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date of the recognition and measurement provisions of EITF 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. In November 2005, the FASB issued FSP 115-1 and FSP 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and FSP 124-1") which replaces the guidance set forth in paragraphs 10-18 of EITF 03-1 with reference to existing guidance including SFAS 115, SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". FSP 115-1 and FSP 124-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company adopted FSP 115-1 and FSP 124-1 in December 2005. The adoption of FSP 115-1 and FSP 124-1 did not have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the financial statements. This eliminates the accounting for such awards using the intrinsic method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In April 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R to no later than the beginning of the registrant's first fiscal year beginning after June 15, 2005. Accordingly, we plan to adopt SFAS 123R on January 1, 2006. Upon adoption of SFAS 123R, we intend to use the modified-prospective transition method whereby compensation expense will be recognized relating to the remaining unvested portion of outstanding stock options at the time of adoption, and the expense will be recognized over the remaining service period. We do not expect the adoption of SFAS 123R to have a material impact on our financial statements since all awards accounted for under APB 25 were fully vested on December 31, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"), which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair values of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our third quarter of 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have an impact on our financial statements.

3. Rental Properties, Net, Properties Under Development and Land Held For Development

Rental properties, net consisted of the following (in thousands):

                                                     December 31,
                                             ---------------------------
                                                 2005          2004
                                             ------------  -------------

Land                                        $    296,841  $     217,201
Buildings and improvements                     1,559,385      1,246,888
Tenant and other improvements                    153,482        139,823
                                             ------------  -------------
                                               2,009,708      1,603,912
Less accumulated depreciation                   (220,890)      (176,059)
                                             ------------  -------------
                                            $  1,788,818  $   1,427,853
                                             ============  =============

As of December 31, 2005 and 2004, certain of our rental properties were encumbered by deeds of trust and assignments of rents and leases associated with the properties. See Note 5, Secured Notes Payable. The net book values of encumbered properties including land parcels as of December 31, 2005 and 2004 were $848,286,000 and $776,342,000, respectively.

We lease space under noncancelable leases with remaining terms of one to 18 years.

Included in rental properties, net as of December 31, 2005 and 2004 were 15 and 17 properties, respectively, in our redevelopment program. The allocated net book values of the portion of these properties undergoing redevelopment as of December 31, 2005 and 2004 were approximately $139,661,000 and $150,627,000, respectively. Depreciation ceases on the portion of a property undergoing redevelopment during the period of redevelopment.

In accordance with SFAS 34, we are required to capitalize interest on construction, development and redevelopment projects during the period an asset is undergoing activities to prepare it for its intended use. Capitalization of interest ceases after a project is substantially complete and ready for its intended use. In addition, should construction, development or redevelopment activity cease, interest would be expensed as incurred. Total interest capitalized for the years ended December 31, 2005, 2004 and 2003 was $27,490,000, $17,902,000 and $13,941,000, respectively. Total interest incurred for the years ended December 31, 2005, 2004 and 2003 was $77,695,000, $46,733,000 and $41,571,000, respectively.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2005 are as follows (in thousands):

Year                                            Amount
---------------------------------------      ------------
2006                                        $    182,666
2007                                             164,884
2008                                             153,116
2009                                             139,673
2010                                             130,859
Thereafter                                       478,638
                                             ------------
                                            $  1,249,836
                                             ============

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

The following table summarizes our available-for-sale securities (in thousands):

                                                      December 31,
                                                  --------------------
                                                     2005       2004
                                                  ---------  ---------
Adjusted cost of available-for-sale securities    $  4,740   $  3,190

Gross unrealized gains                              29,135     16,110

Gross unrealized losses                               (762)      (176)
                                                  ---------  ---------

Fair value of available-for-sale securities       $ 33,113   $ 19,124
                                                  =========  =========

Investments in available-for-sale securities with gross unrealized losses as of December 31, 2005 and 2004 have been in a continuous unrealized loss position for less than twelve months. We believe that these unrealized losses are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of December 31, 2005 and 2004.

Our investments in privately held entities as of December 31, 2005 and 2004 totaled $48,897,000 and $48,295,000, respectively. Of these totals, $47,164,000 and $47,433,000 are accounted for under the cost method. The remainder ($1,733,000 and $862,000 for 2005 and 2004, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of December 31, 2005 and 2004, there were no unrealized losses in our investments in privately held entities.

Net investment income of $2,294,000, $2,436,000 and $536,000 was recognized in 2005, 2004 and 2003, respectively, and is included in other income in the accompanying consolidated statements of income. Net investment income in 2005 consisted of equity in income of $483,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $2,433,000, and gross realized losses of $622,000. Net investment income in 2004 consisted of equity in income of $208,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $2,508,000, and gross realized losses of $280,000. Net investment income in 2003 consisted of equity in income of $306,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $532,000, and gross realized losses of $302,000.

5. Secured Notes Payable

Secured notes payable consisted of the following (in thousands):

                                                                           December 31,
                                                                       ---------------------
                                                                          2005       2004
                                                                       ---------- ----------
Secured notes payable, interest rates varying from 4.32% to 8.75%,    $  662,147 $  635,432
   (weighted average effective interest rate of 6.31% and 5.67%
   at December 31, 2005 and 2004, respectively), maturity
   dates ranging from January 2006 to June 2016
Unamortized premiums                                                       4,519      3,514
                                                                      ----------- ----------
Total secured notes payable                                           $  666,666 $  638,946
                                                                      ======================

Our secured notes payable generally require monthly payments of principal and interest. The total net book values of properties securing debt were $848,286,000 and $776,342,000 at December 31, 2005 and 2004, respectively. At December 31, 2005, our secured notes payable were comprised of $595.9 million and $70.8 million of fixed and variable rate debt, respectively, compared to $437.2 million and $201.7 million of fixed and variable rate debt, respectively, at December 31, 2004.

Future principal payments due on secured notes payable as of December 31, 2005, are as follows (in thousands):

                                                             Weighted
                                                              Average
               Year                             Amount    Interest Rate (1)
----------------------------------           ------------  -------------
2006                                        $     44,552           6.32%
2007                                              83,623           6.26%
2008                                             123,190           6.16%
2009                                              42,084           6.52%
2010                                              88,553           6.48%
Thereafter                                       280,145           6.24%
                                             ------------
Subtotal                                         662,147
Unamortized premiums                               4,519
Total secured notes payable                  ------------
                                            $    666,666
                                             ============

(1) The weighted average interest rate is calculated based on the outstanding debt as of January 1st of each year.

6. Unsecured Line of Credit and Unsecured Term Loan

In November 2005, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $750 million to $1 billion consisting of a $500 million unsecured revolving credit facility and a $500 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $200 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. As of December 31, 2005, we had borrowings of $240 million outstanding on the unsecured line of credit with a weighted average interest rate of 5.69%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. The unsecured term loan matures in December 2009. As of December 31, 2005, we had borrowings of $500 million outstanding on the unsecured term loan with a weighted average interest rate of 5.67%.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $1 billion. Under these provisions as of December 31, 2005, aggregate borrowings under our unsecured line of credit and unsecured term loan were limited to $863 million.

7. Interest Rate Swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements. All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under SFAS 133 in reducing our exposure to variable interest rates. In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. Accordingly, we have categorized these instruments as cash flow hedges. We make an assessment at the inception of each interest rate swap agreement and on an on-going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

As of December 31, 2005, our interest rate swap agreements were classified in other assets at their fair values aggregating approximately $4.9 million, with the offsetting adjustment reflected as unrealized gains in accumulated other comprehensive income in stockholders' equity. As of December 31, 2004, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits at their fair values aggregating approximately $2.1 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive income in stockholders' equity. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made. During the next twelve months, we expect to reclassify $3.3 million from accumulated other comprehensive income to interest income.

The following table summarizes our interest rate swap agreements as of December 31, 2005 (dollars in thousands):

                                    Notional      Effective at    Interest     Termination       Fair
Transaction Dates  Effective Dates  Amounts    December 31, 2005  Pay Rates       Dates         Values
------------------ ---------------- --------- ------------------- ---------  ---------------- ---------

December 2002      January 2, 2003   $25,000  $      25,000          3.285%   June 30, 2006   $    167

December 2002      January 2, 2003    25,000         25,000          3.285%   June 30, 2006        167

December 2003      December 30, 2005  50,000         50,000          4.150%  December 29, 2006     280

December 2003      December 29, 2006  50,000          --             5.090%  October 31, 2008     (313)

March 2004         December 31, 2004  25,000         25,000          2.956%  December 31, 2006     434

March 2004         December 31, 2004  25,000         25,000          2.956%  December 31, 2006     434

April 2004          April 29, 2005    50,000         50,000          3.140%   April 28, 2006       230

April 2004          April 28, 2006    50,000          --             4.230%   April 30, 2007       274

April 2004          April 30, 2007    50,000          --             4.850%   April 30, 2008       (63)

June 2004           June 30, 2005     50,000         50,000          4.343%   June 30, 2007        284

December 2004      December 31, 2004  50,000         50,000          3.590%  January 2, 2008     1,129

December 2004      January 3, 2006    50,000          --             3.927%    July 1, 2008        950

May 2005           December 30, 2005  25,000         25,000          4.120%  November 30, 2006     136

May 2005            June 30, 2006     50,000          --             4.270%   June 29, 2007        250

May 2005           November 30, 2006  25,000          --             4.330%  November 30, 2007     103

May 2005            June 29, 2007     50,000          --             4.400%   June 30, 2008        162

May 2005           November 30, 2007  25,000          --             4.460%  November 28, 2008      61

May 2005            June 30, 2008     50,000          --             4.509%   June 30, 2009        112

May 2005           November 28, 2008  25,000          --             4.615%  November 30, 2009      41

December 2005      December 29, 2006  50,000          --             4.730%  November 30, 2009      17

December 2005      December 29, 2006  50,000          --             4.740%  November 30, 2009       4

December 2005      January 2, 2008    50,000          --             4.768%  December 31, 2010       8
                                              -------------------                             ---------
Total Interest Rate Swap Agreements in        $     325,000                                   $  4,867
   Effect at December 31, 2005                ===================                             =========

8. Commitments and Contingencies

Employee Retirement Savings Plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Internal Revenue Code. In addition to employee contributions, we have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to $552,000, $515,000 and $461,000, respectively, for the years ended December 31, 2005, 2004 and 2003. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

Concentration of Credit Risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2005, we held 283 leases with a total of 237 tenants and 73 of our 134 properties were each leased to a single tenant. At December 31, 2005, our three largest tenants accounted for approximately 11.6% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits. In addition to security deposits held in cash, we held $35.1 million in irrevocable letters of credit available from certain tenants as security deposits for 86 leases as of December 31, 2005.

Commitments

As of December 31, 2005, we were committed under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $46.4 million.

As of December 31, 2005, we were also committed to fund approximately $20.1 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $13.3 million for certain investments.

As of December 31, 2005, we were committed under the terms of eight ground leases. These lease obligations totaling approximately $62.8 million have remaining lease terms of 27 to 50 years, exclusive of extension options. In addition, as of December 31, 2005, we were committed under the terms of certain operating leases for our headquarters and field offices. These lease obligations totaling approximately $6.2 million have remaining lease terms of two to seven years, exclusive of extension options.

9. Minority Interest

Minority interest represents the interests in a limited partnership and in a limited liability company held by certain third parties, which own two properties and are included in our consolidated financial statements. We recognize minority interest in these entities in which we have a controlling interest. Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders' proportionate share of the net earnings or losses of each respective entity. Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements. As of December 31, 2005 the aggregate minority interest balance related to these entities was approximately $20.1 million and is classified as minority interest in the accompanying consolidated balance sheet.

10. Issuances of Common Stock

In March 2005, we sold 1,437,500 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $62.51 per share, resulting in net proceeds of approximately $89.1 million (after deducting underwriting discounts and other offering costs).

In September 2005, we sold 1,248,000 shares of our common stock in an underwritten offering (including shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $81.00 per share, resulting in net proceeds of approximately $100.3 million (after deducting underwriting discounts and other offering costs).

11. Preferred Stock and Excess Stock

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

Series B Cumulative Redeemable Preferred Stock

In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock ("Series B preferred stock") (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million (after deducting underwriters' discounts and other offering costs). The dividends on our Series B preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.275 per share. Our Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to January 22, 2007, except in order to preserve our status as a REIT. Investors in our Series B preferred stock generally have no voting rights. On or after January 22, 2007, we may, at our option, redeem our Series B preferred stock, in whole or in part, at any time with proceeds from the sale of equity securities at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Series C Cumulative Redeemable Preferred Stock

In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock ("Series C preferred stock") (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters' discounts and other offering costs). The proceeds were used to redeem our Series A preferred stock with the remaining portion used to pay down our unsecured line of credit. The dividends on our Series C preferred stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $2.09375 per share. Our Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT. Investors in our Series C preferred stock generally have no voting rights. On or after June 29, 2009, we may, at our option, redeem our Series C preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Preferred Stock and Excess Stock Authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 7,485,500 shares were issued and outstanding as of December 31, 2005. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which were issued and outstanding at December 31, 2005.

12. Stock Option Plans and Stock Grants

1997 Stock Plan

In 1997, we adopted a stock option and incentive plan (the "Stock Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December 31, 2005, a total of 413,501 shares were reserved for the granting of future options and share awards under the Stock Plan.

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

In addition, the Stock Plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock, which (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. Shares issued generally vest over a one to three year period from the date of issuance and the sale of the shares is restricted prior to the date of vesting. During 2005, we awarded 162,387 shares of common stock. The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period.

The fair values of the options issued under the Stock Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003:

                                                          Year Ended December 31,
                                                ------------------------------------------
                                                    2005          2004           2003
                                                ------------  -------------  -------------

Risk-free interest rate                                4.34%          3.94%          3.65%
Dividend yield                                         3.19%          3.79%          3.95%
Volatility factor of the expected market price        21.14%         21.50%         21.20%
Weighted average expected life of the options     5.2 years      6.7 years      7.0 years

A summary of the stock option activity under our Stock Plan and related information for the years ended December 31, 2005, 2004 and 2003 follows:

                                                2005                   2004                   2003
                                      ---------------------- ---------------------- -----------------------

                                                   Weighted               Weighted                Weighted
                                                   Average                Average                 Average
                                        Stock      Exercise    Stock      Exercise    Stock       Exercise
                                       Options      Price     Options      Price     Options       Price
                                      ----------  ---------- ----------  ---------- ----------   ----------
Outstanding-beginning of year           607,331  $    35.36    809,583  $    35.39  1,011,166  $     34.39
Granted                                      --          --         --          --         --           --
Exercised                              (115,315)      37.22   (200,252)      35.44   (197,583)       30.08
Forfeited                                    --          --     (2,000)      42.15     (4,000)       43.23
                                      ----------  ---------- ----------  ---------- ----------   ----------
Outstanding-end of year                 492,016  $    34.92    607,331  $    35.36    809,583  $     35.39
                                      ==========  ========== ==========  ========== ==========   ==========

Exercisable at end of year              492,016  $    34.92    500,000  $    33.38    533,420  $     31.35
                                      ==========  ========== ==========  ========== ==========   ==========
Weighted average fair value of
options granted                                  $        -             $        -             $         -
                                                  ==========             ==========              ==========

The following table summarizes information about stock options outstanding at December 31, 2005:

                         Options Outstanding         Options Exercisable
                ----------------------------------- ----------------------
                               Weighted
                               Average    Weighted               Weighted
   Range of       Number      Remaining    Average     Number     Average
   Exercise     Outstanding  Contractual  Exercise  Exercisable  Exercise
    Prices      at 12/31/05      Life       Price   at 12/31/05    Price
--------------- ------------ ------------ --------- ------------ ---------
$20.00-$30.88       166,400         1.66   $22.19       166,400   $22.19
$31.88-$43.50       222,616         5.00   $38.55       222,616   $38.55
$44.99-$47.69       103,000         6.47   $47.65       103,000   $47.65
                ------------                        ------------
$20.00-$47.69       492,016         4.18   $34.92       492,016   $34.92
                ============                        ============

13. Non-Cash Transactions

During the twelve months ended December 31, 2005, we assumed seven secured notes payable in connection with the acquisitions of seven properties, in seven separate transactions, located in the San Francisco Bay, Suburban Washington D.C., Eastern Massachusetts, Seattle and Canada markets. During the twelve months ended December 31, 2004, we assumed six secured note payables in connection with the acquisitions of ten properties, in six separate transactions, located in the Eastern Massachusetts, Southeast, Suburban Washington D.C. and San Diego markets. The following table summarizes these transactions (in thousands):

                                                    2005          2004           2003
                                                ------------  -------------  -------------
Aggregate purchase price                       $     55,400  $     185,912  $       6,900
Secured notes payable assumed                        31,853        127,653          3,384
                                                ------------  -------------  -------------
Cash paid for the properties                   $     23,547  $      58,259  $       3,516
                                                ============  =============  =============

In connection with the sale of a property in the Eastern Massachusetts market in August 2003, the buyer assumed a secured note payable totaling $17.3 million.

In 2005, 2004 and 2003, we incurred $5,136,000, $3,157,000 and $3,354,000, respectively, in non-cash stock compensation expense.

14. Discontinued Operations

The following is a summary of operations and net assets of the properties included in discontinued operations presented in compliance with SFAS 144 (in thousands):

                                                           Year Ended December 31,
                                                ------------------------------------------
                                                    2005          2004           2003
                                                ------------  -------------  -------------
Total revenue                                  $        127  $         217  $       5,653
Operating expenses                                       14             38          1,428
                                                ------------  -------------  -------------
Revenue less operating expenses                         113            179          4,225
Interest                                                 --             --            924
Depreciation                                             17             47            303
                                                ------------  -------------  -------------
Income before gain/loss on sales of property             96            132          2,998
Gain/loss on sales of property                           36          1,627          8,286
                                                ------------  -------------  -------------
Income from discontinued operations, net       $        132  $       1,759  $      11,284
                                                ============  =============  =============

                                                         December 31,
                                                ---------------------------
                                                    2005          2004
                                                ------------  -------------
Properties held for sale, net                  $         --  $       1,016
Other assets                                             --            142
                                                ------------  -------------
Total assets                                   $         --  $       1,158
                                                ============  =============
Total liabilities                                        --             50
                                                ------------  -------------
Net assets of discontinued operations          $         --  $       1,108
                                                ============  =============

Income from discontinued operations, net includes the results of operations of one property we sold during 2005, one property we sold during 2004 and three properties we sold during 2003 in accordance with the provisions of SFAS 144. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

As of December 31, 2005 and 2004, we had no properties designated as "held for sale" in accordance with SFAS 144. During the third quarter of 2005, we sold one property located in the Southeast market that had been designated as "held for sale" as of June 30, 2005. The total sale price for the property was approximately $1.3 million. In connection with this sale, we recorded a gain on sale of property of approximately $36,000. During the first quarter of 2004, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" as of December 31, 2003. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million. During the fourth quarter of 2003, we sold one property located in the Suburban Washington D.C. market that had been designated as "held for sale" during the fourth quarter of 2003. The total sale price for the property was approximately $9.0 million. In connection with the sale, we recorded a loss on sale of property of approximately $36,000. During the third quarter of 2003, we sold one property located in the Eastern Massachusetts market that had been previously designated as "held for sale" as of December 31, 2002. The total sale price for the property was approximately $46.5 million. In connection with this sale, we recorded a gain on sale of property of approximately $8.8 million. Interest expense included in discontinued operations represents interest related to a secured note payable, which was assumed by the buyer in connection with the sale of this property. During the first quarter of 2003, we sold one property located in the San Francisco Bay market which could not be redeveloped pursuant to our original strategic objectives and that had been designated as "held for sale" as of December 31, 2002. The total sale price for the property was approximately $6.8 million. In connection with this sale, we recorded a loss on sale of property of approximately $455,000 in 2003. Gains and losses on sales of these properties are included in the income statement in income from discontinued operations, net.

15. Quarterly Financial Data (Unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2005 and 2004:

                                                                            Quarter
                                                  ----------------------------------------------------------
                                                      First         Second          Third         Fourth
                                                  -------------  -------------  -------------  -------------
                                                           (In thousands, except per share amounts)

2005
----
Revenues                                         $      56,039  $      58,217  $      63,752  $      66,076

Net income available to common stockholders      $      10,967  $      12,250  $      11,969  $      12,157

Earnings per share:
       Basic                                     $        0.56  $        0.59  $        0.57  $        0.55
       Diluted                                   $        0.55  $        0.58  $        0.56  $        0.54

                                                                            Quarter
                                                  ----------------------------------------------------------
                                                      First         Second          Third         Fourth
                                                  -------------  -------------  -------------  -------------
                                                           (In thousands, except per share amounts)
2004
----
Revenues                                         $      42,724  $      43,472  $      46,459  $      50,426

Net income available to common stockholders      $      13,115  $       9,757  $      11,370  $      11,482

Earnings per share:
       Basic                                     $        0.68  $        0.51  $        0.59  $        0.59
       Diluted                                   $        0.67  $        0.50  $        0.58  $        0.58

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Rental Properties
and Accumulated Depreciation
December 31, 2005 (Unaudited)
(In thousands, except square foot data)

                                                 Initial Costs           Costs           Total Costs
                                  Square    -----------------------   Capitalized   ----------------------
                                 Footage              Buildings and  Subsequent to            Buildings and                Accumulated                              Year Built/
         Property Name          (unaudited)   Land    Improvements    Acquisition     Land    Improvements     Total     Depreciation (1)  Encumbrances (27)         Renovated
         -------------          ----------  --------  -------------  -------------  --------  ------------  -----------  ----------------  ----------------     -------------------
North Torrey Pines Road #1        107,710  $  1,321  $       5,960  $       6,719  $  1,321  $     12,679  $    14,000  $          2,915  $              -      1971/2003
Science Park Road                  74,557     1,013              -         16,767     1,013        16,767       17,780             4,673                 -      2000
North Torrey Pines Road #3         44,733       620          9,531          9,052       620        18,583       19,203               201                 -      1962/2005
North Torrey Pines Road #2         86,962     2,663         10,649          5,203     2,663        15,852       18,515             5,362                 -      1986/1996
General Atomics Court #1           76,084     2,651         18,046          1,447     2,651        19,493       22,144             6,888            37,928  (2) 1986/2000
General Atomics Court #2           43,600     1,227          9,554             30     1,227         9,584       10,811             3,466                 -  (2) 1991
Roselle Street #1                  18,173       463          1,840          2,774       463         4,614        5,077             1,109                 -  (3) 1983/1998
Nexus Centre Drive                 67,050     2,548         13,638             45     2,548        13,683       16,231             4,324            32,296  (4) 1989
Nancy Ridge Drive #1               29,333       733          2,273          1,878       733         4,151        4,884             1,655                 -  (5) 1997
Roselle Street #2                  17,603       444          1,699          1,842       444         3,541        3,985             1,111                 -      late 1970's/1999
Tansy Street                       15,410       651          1,375          1,899       651         3,274        3,925             1,422                 -      1978/1999
John Hopkins Court #1              34,723     1,122              -          3,881     1,122         3,881        5,003               560                 -  (2) 2000
John Hopkins Court #2              55,200     1,683              -          5,647     1,683         5,647        7,330             1,084                 -  (2) 1999
Towne Centre Drive #1              45,030       275          8,621          3,661       275        12,282       12,557             1,754            89,580 (18) 1987/2003
Towne Centre Drive #2              52,228       320         10,070          2,948       320        13,018       13,338             2,342                 - (18) 1987/2000
Towne Centre Drive #3              41,780       258          8,170          7,903       258        16,073       16,331             2,696                 - (18) 1987/2000
Roselle Street #3                  17,590       455          2,581          1,019       455         3,600        4,055               178            23,175  (3) 1981
Roselle Street #4                  30,147       754          4,288            341       754         4,629        5,383               525                 -  (3) 1981/1998
Roselle Street #5                  22,577       564          3,224             43       564         3,267        3,831               497                 -  (3) 1981/1995
Roselle Street #6                  17,433       436          2,480             81       436         2,561        2,997               349                 -  (3) 1981/1999
Roselle Street #7                  24,208       605          3,459             42       605         3,501        4,106               533                 -  (3) 1981/1995
Nancy Ridge Drive #2               21,940       515          1,566          2,502       515         4,068        4,583               750                 -      early 1980's/2001
Campus Point Drive                 71,510     4,246         16,165          9,290     4,246        25,455       29,701             1,191            10,673      1986/1998
Nancy Ridge Drive #3               56,698     1,984         10,397             43     1,984        10,440       12,424               522                 - (18) 1987/2001
Torreyana Road                     87,140     9,980          9,448          1,975     9,980        11,423       21,403               112                 -      1980
Nancy Ridge Drive #4               87,298     3,492         18,285            199     3,492        18,484       21,976               469            15,627 (17) 1999/2000
North Hill Avenue                  31,343     2,172            812          9,848     2,172        10,660       12,832             1,697                 -      1940's/2002
Harbor Bay Parkway #1              61,015     1,506          5,357          3,670     1,506         9,027       10,533             3,066                 -  (4) 1983/1999
Harbor Bay Parkway #2              27,745       775          1,917          1,632       775         3,549        4,324             1,141                 -  (4) 1984/2000
Harbor Bay Parkway #3              47,777     1,200          3,880            448     1,200         4,328        5,528             1,094                 -  (4) 1986/1994
Harbor Bay Parkway #4              68,711     1,800          9,731            743     1,800        10,474       12,274             2,336             1,230      1985/1994
Mitten Road & Malcolm Road        153,837     4,751         12,612         14,283     4,751        26,895       31,646             4,838                 -      1962/2002
Hanover Street                     32,074         -          6,628          7,840         -        14,468       14,468             4,029                 -      1968/2000
Garcia Avenue & Bayshore
   Parkway                         98,964         -         21,323         20,571         -        41,894       41,894             5,771                 -      1980/2003
Oyster Point Boulevard #1          53,980     3,519              -         12,942     3,519        12,942       16,461             3,307            32,750  (6) 2001
Oyster Point Boulevard #2          53,980     3,519              -          7,671     3,519         7,671       11,190             1,433                 -  (6) 2001
Gateway Boulevard #1              110,428     7,730         24,397             24     7,730        24,421       32,151             2,290                 -      2000
Gateway Boulevard #2               59,816     4,187         14,020             25     4,187        14,045       18,232             2,004                 -      2002
Harbor Bay Parkway #5              67,482     1,349          9,915             59     1,349         9,974       11,323               529                 -      1984/2001
Porter Drive                       91,644         -         19,154          1,074         -        20,228       20,228             1,004                 - (18) 1962/2002
Shoreline Court                   140,143     7,038         39,704          2,407     7,038        42,111       49,149             1,289                 -      2001
Bayshore Road                      60,000     4,800          6,693          2,871     4,800         9,564       14,364                76             6,886 (19) 1982
Grand Avenue                      116,284    28,276              -              -    28,276             -       28,276                 -                 -      1985
Bernardo Avenue                    58,400     3,504          5,255              -     3,504         5,255        8,759                 -                 -      1982/1999
Columbia Street #1                162,394     5,654         22,916         15,518     5,654        38,434       44,088             9,960            15,539  (7) 1975/1997
Columbia Street #2                 46,303       912            612          2,688       912         3,300        4,212                32                 -  (7) 1975/1997
Western Avenue                     47,746     1,432          7,497          3,096     1,432        10,593       12,025             2,863            33,430  (8) 1929/2000
First Avenue                       70,647     2,119         11,275          4,703     2,119        15,978       18,097             4,747                 -      1980/2000
Eastlake Avenue #1                106,003     4,240         31,232             25     4,240        31,257       35,497             2,539                 -      1997
Eastlake Avenue #2                 97,366     1,570         15,917         14,929     1,570        30,846       32,416             1,966                 -      1997
Eastlake Avenue #3                125,066     5,245              -         38,866     5,245        38,866       44,111             1,058                 -      2004
Harrison Street                    32,279     2,097          1,645          5,352     2,097         6,997        9,094               124                 -      1962
Elliot Avenue West                  2,896     1,700            344            103     1,700           447        2,147                17                 -      1951
Eastlake Avenue #5                121,790     8,525         20,064            164     8,525        20,228       28,753               505            13,000      1962/2000
Fairview Avenue                    27,633     2,212          6,788             22     2,212         6,810        9,022                85             4,056 (20) 1998
Professional Drive #1              47,558       871          5,362          3,095       871         8,457        9,328             2,807                 -      1989/1999
Professional Drive #2              62,739     1,129          6,940             48     1,129         6,988        8,117             1,666                 -      1987
West Watkins Mill Road #1         138,938     3,281         14,416            189     3,281        14,605       17,886             3,508            23,690  (9) 1989/1997
Quince Orchard Road #1             49,225     1,267          3,031          5,168     1,267         8,199        9,466             4,706                 -  (9) 1982/1997
Clopper Road #1                    44,464       900          2,732          1,576       900         4,308        5,208             1,804                 - (10) 1989
East Gude Drive #1                 45,989       748          3,609          1,608       748         5,217        5,965             1,292                 - (11) 1981/2003
Research Boulevard                105,000     1,733          9,611          3,598     1,733        13,209       14,942             2,601                 -      1967/2000
East Gude Drive #2                 44,500       775          4,122            329       775         4,451        5,226               990                 - (11) 1981/1995
Piccard Drive                     131,415     2,800         11,533         19,527     2,800        31,060       33,860             2,086                 -      1994/2005
Newbrook Drive                    248,186     4,800         27,639            390     4,800        28,029       32,829             6,188                 -  (8) 1992
Virginia Manor Road               191,884         -         13,679          1,484         -        15,163       15,163             3,303            29,234 (11) 1990/2003
Old Columbia Road                  75,500     1,510          5,210          1,627     1,510         6,837        8,347             2,197                 -      1983/1997
West Watkins Mill Road #4         102,815     1,783         18,946             20     1,783        18,966       20,749               221                 -      2005
Firstfield Road #1                 25,175       376          3,192          2,114       376         5,306        5,682               902                 -      1974/2000
West Watkins Mill Road #2          57,410       859          4,149          2,482       859         6,631        7,490             1,420                 -      1988/2000
Clopper Road #2                   143,585     2,463            493         17,893     2,463        18,386       20,849             6,738            27,219 (10) 2000
Firstfield Road #2                 53,464       971          5,141          6,410       971        11,551       12,522             2,220                 - (12) 1980/2001
Firstfield Road #3                 54,000       947          5,092          4,560       947         9,652       10,599             1,090                 - (12) 1980/2003
Quince Orchard Road #2             54,874       970          5,138          1,053       970         6,191        7,161               831             9,458 (12) 1981/2003
Clopper Road #3                    59,838       983          6,638             90       983         6,728        7,711             1,105                 - (10) 1989/1992
Research Place                     58,632     1,466          5,708          4,182     1,466         9,890       11,356               984                 -      1972/2003
West Watkins Mill Road #3          92,449     2,773         23,906          2,630     2,773        26,536       29,309               439                 -      1999
Parklawn Drive                     49,185     1,476          7,267             37     1,476         7,304        8,780               243                 -      1963/1979
Broschart Road                     37,861     2,576          5,661             46     2,576         5,707        8,283               190                 -      1999
Medical Center Drive #1            58,733         -          8,070            268         -         8,338        8,338               259                 -      1998
Research Court                     54,906     1,647         13,258            734     1,647        13,992       15,639               387                 -      1970/1992
Clopper Road #4                   180,650     5,527         26,365          1,394     5,527        27,759       33,286               768            15,498      1982
Medical Center Drive #2            41,887     1,480         14,532            590     1,480        15,122       16,602               375            77,208 (14) 1996/2002
Medical Center Drive #3            60,485     2,138         20,868          5,768     2,138        26,636       28,774               538                 - (14) 1996/2002
Medical Center Drive #4           125,008     4,419         43,110          1,338     4,419        44,448       48,867             1,111                 - (14) 1996/2002
Medical Center Drive #5            56,987     2,015         19,660          1,049     2,015        20,709       22,724               516                 - (14) 1996/2002
Professional Drive #3              26,127       784          4,705             85       784         4,790        5,574                99             3,398 (21) 2000/2003
Industrial Drive                   83,541     2,924         19,664             86     2,924        19,750       22,674               123                 -      1972/1983
Charlestown Navy Yard              24,940         -          6,247            397         -         6,644        6,644             1,335                 - (15) 1880/1991
Pond Street                        24,867       622          3,053             59       622         3,112        3,734               353                 -      1965/1990
Westview Street                    40,200       960          3,032          8,194       960        11,226       12,186               845                 -      1975
Plantation Street #1               92,711     2,352         14,173          1,098     2,352        15,271       17,623             2,981            18,067  (5) 1993
Innovation Drive                  115,179     2,734         14,567          3,966     2,734        18,533       21,267             3,468             8,505      1991
Plantation Street #2               92,423       651              -         15,749       651        15,749       16,400             6,651                 -      2000
Arsenal Street #1                  92,500     3,360          7,316         14,729     3,360        22,045       25,405             5,334                 -      1978/2001
Hartwell Avenue #1                 59,000     1,475          7,194         11,399     1,475        18,593       20,068             3,040            37,068 (15) 1972/2002
Arsenal Street #2                  96,150     6,413          5,457         28,939     6,413        34,396       40,809             1,408                 -      1980/2003
Memorial Drive #1                  51,000     6,507              -         21,759     6,507        21,759       28,266             3,135                 -      2002
Memorial Drive #2                  47,497     6,058              -         21,285     6,058        21,285       27,343             1,885                 -      2002
Hartwell Avenue #2                 46,700     2,567          4,522          9,763     2,567        14,285       16,852               489                 - (18) 1972
Belmont Street                     78,916     1,578         10,195             29     1,578        10,224       11,802               426             9,298 (16) 1929/2003
Plantation Street #3               11,774       228          1,501            151       228         1,652        1,880                45                 - (16) 1940/2003
Wiggins Avenue                     48,640       876          5,033             17       876         5,050        5,926               147                 -      1975/1997
Bearfoot Road                      60,759     1,220         22,375             44     1,220        22,419       23,639               467                 -      1977
Beaver Street                      81,456     1,466          9,046            482     1,466         9,528       10,994               178             7,400      1982/1997
Hartwell Avenue #3                 26,828     1,341          8,448             36     1,341         8,484        9,825               141             5,857 (22) 1975/2000
Presidential Way                  128,325    12,833         27,333             53    12,833        27,386       40,219               456                 -      1999
DeAngelo Drive                     30,000       750          3,312             37       750         3,349        4,099                56             2,739 (23) 1972/2001
First Street                       45,820     2,749          7,679            332     2,749         8,011       10,760                80                 -      1907/1982
Fortune Boulevard                  36,000     1,440          5,238             14     1,440         5,252        6,692                66                 -      1985/1996
Wiggins Avenue #2                  38,000       893          4,000             67       893         4,067        4,960                25             1,909 (24) 1975/2004
Sidney Street                      26,589     1,595          3,554              -     1,595         3,554        5,149                 -                 -      1920
Preston Court                      54,391     1,278          7,057              -     1,278         7,057        8,335                29                 -      1973/2000
Canada #1                          68,000     2,924         17,735            856     2,924        18,591       21,515               387                 -      2004
Canada #2                         162,362     6,982         20,651              1     6,982        20,652       27,634                43                 -      1999
Canada #3                          66,000     2,276          8,612              -     2,276         8,612       10,888                 -             6,387 (25) 1969/2003
College Road                      107,874     1,943          9,764          1,550     1,943        11,314       13,257             2,527                 -      1968/1984
Williams Drive                     37,000       740          4,506          1,264       740         5,770        6,510               877                 -      1982/1994
Phillips Parkway                   78,501     1,840          2,298         14,546     1,840        16,844       18,684             4,146                 - (15) late 1960's/1999
Campus Drive                       42,782       654          4,234            402       654         4,636        5,290               993                 - (15) 1989
Electronic Drive                   40,000       600          3,110          3,289       600         6,399        6,999             2,950                 -      1983/1998
Princeton Road                     42,600     1,075          1,438          4,179     1,075         5,617        6,692             2,327                 -      1984/1999
Welsh Pool Road                    41,015       621          4,258             31       621         4,289        4,910               151                 -      1968
Lawrence Road                     111,451     1,289         12,039             70     1,289        12,109       13,398               433                 -      1997/2004
Capitola Drive #1                  65,114       337          5,795            845       337         6,640        6,977             1,499                 - (13) 1986
Capitola Drive #2                  59,397       288          5,789          5,611       288        11,400       11,688             3,891            11,522 (13) 1985
Capitola Drive #3                  60,519       289          5,899          6,951       289        12,850       13,139             1,978                 - (13) 1985
Technology Parkway                 20,580       214          3,802              -       214         3,802        4,016               678                 -      1976/1993
Triangle Drive                     32,120       161          3,410            224       161         3,634        3,795               740                 -      1981
Alexander Road                     86,239         -            376         11,609         -        11,985       11,985             1,947                 -      2000
Kit Creek Road #1                  38,861       339          3,383          7,164       339        10,547       10,886             1,656                 -      1995/2003
Kit Creek Road #2                  48,236       364          8,734          3,789       364        12,523       12,887                 -                 -      2005
State Highway 54                   81,580       713         12,827            168       713        12,995       13,708               432             8,449      1995
                                ----------  --------  -------------  -------------  --------  ------------  -----------  ----------------  ----------------
                                8,824,369  $296,841  $   1,161,446  $     551,421  $296,841  $  1,712,867  $ 2,009,708  $        220,890  $        619,076
                                ==========  ========  =============  =============  ========  ============  ===========  ================  ================

_________________

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
  Loan secured by West Watkins Mill Road #1 and Quince Orchard Road #1 is shown under West Watkins Mill Road #1.
  Loan secured by Clopper Road #1, Clopper Road #2 and Clopper Road #3 is shown under Clopper Road #2.
  Loan secured by East Gude Drive #1, East Gude Drive #2 and Virginia Manor is shown under Virginia Manor.
  Loan secured by Firstfield Road #2, Firstfield Road #3 and Quince Orchard Road #2 is shown under Quince Orchard Road #2.
  Loan secured by Capitola Drive #1, Capitola Drive #2 and Capitola Drive #3 is shown under Capitola Drive #2.
  Loan secured by Medical Center Drive #2, Medical Center Drive #3, Medical Center Drive #4 and Medical Center Drive #5 is shown under Medical Center Drive #2. The balance shown includes an unamortized premium of $1,208,000.
  Loan secured by Hartwell Avenue #1, Charlestown Navy Yard, Phillips Parkway and Campus Drive is shown under Hartwell Avenue #1.
  Loan secured by Belmont Street and Plantation Street #3 is shown under Belmont Street.
  The balance shown includes an unamortized premium of $1,504,000.
  Loan secured by Towne Centre Drive #1, Towne Centre Drive #2, Towne Centre Drive #3, Nancy Ridge Drive #3, Porter Drive and Hartwell Avenue #2 is shown under Towne Centre Drive #1.
  The balance shown includes an unamortized premium of $175,000.
  The balance shown includes an unamortized premium of $329,000.
  The balance shown includes an unamortized premium of $231,000.
  The balance shown includes an unamortized premium of $418,000.
  The balance shown includes an unamortized premium of $287,000.
  The balance shown includes an unamortized premium of $108,000.
  The balance shown includes an unamortized premium of $259,000.
  The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).
  Excludes $47.6 million of encumbrances related to three land parcels located in the San Francisco and Seattle markets.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                                  Rental Properties
                                                               Year Ended December 31,
                                                     ------------------------------------------
                                                         2005          2004           2003
                                                     ------------  -------------  -------------
Balance at beginning of period                      $  1,603,912  $   1,123,857  $   1,089,899
Purchase of rental properties                            272,532        383,350         48,729
Sale of properties                                        (1,237)        (4,084)       (56,741)
Additions                                                 94,210         70,248         48,264
Transfer of costs from (to) properties
   under development                                      40,291         30,541         (6,294)
                                                     ------------  -------------  -------------
Balance at end of period                            $  2,009,708  $   1,603,912  $   1,123,857
                                                     ============  =============  =============

                                                              Accumulated Depreciation
                                                                   December 31,
                                                     ------------------------------------------
                                                         2005          2004           2003
                                                     ------------  -------------  -------------

Balance at beginning of period                          $176,059       $141,560       $113,477
Depreciation expense on rental properties                 45,066         35,052         32,786
Accumulated depreciation on properties sold                 (235)          (553)        (4,703)
                                                     ------------  -------------  -------------
Balance at end of period                                $220,890       $176,059       $141,560
                                                     ============  =============  =============