Form 10-Q
period 2006-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2006-05-10
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

    As of May 8, 2006, 22,781,419 shares of common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)
(Dollars in thousands)

                                                           March 31,   December 31,
                                                             2006          2005
                                                         ------------  ------------
                                                         (Unaudited)
Assets

Rental properties, net                                    $1,912,130    $1,788,818
Properties under development and land held for
   development                                               343,969       329,338
Cash and cash equivalents                                      3,430         3,911
Tenant security deposits and other restricted cash            23,125        21,013
Tenant receivables                                             5,830         4,764
Deferred rent                                                 57,151        54,573
Investments                                                   82,604        82,010
Other assets                                                  82,886        78,023
                                                         ------------  ------------
       Total assets                                       $2,511,125    $2,362,450
                                                         ============  ============
Liabilities and Stockholders' Equity
Secured notes payable                                       $770,430      $666,666
Unsecured line of credit and unsecured term loan             774,000       740,000
Accounts payable, accrued expenses and
   tenant security deposits                                   93,873        86,391
Dividends payable                                             19,634        19,478
                                                         ------------  ------------
       Total liabilities                                   1,657,937     1,512,535

Minority interest                                             20,198        20,115

Stockholders' equity:
   Series B preferred stock                                   57,500        57,500
   Series C preferred stock                                  129,638       129,638
   Common stock                                                  226           224
   Additional paid-in capital                                609,120       607,405
   Accumulated other comprehensive income                     36,506        35,033
                                                         ------------  ------------
       Total stockholders' equity                            832,990       829,800
                                                         ------------  ------------
       Total liabilities and stockholders' equity         $2,511,125    $2,362,450
                                                         ============  ============

See accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                   Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   2006        2005
                                                                ----------- -----------
Revenues
  Rental                                                           $52,546     $43,053
  Tenant recoveries                                                 14,047      11,281
  Other income                                                       1,998         721
                                                                ----------- -----------
                                                                    68,591      55,055
Expenses
  Rental operations                                                 15,443      12,401
  General and administrative                                         6,452       4,445
  Interest                                                          14,865      11,321
  Depreciation and amortization                                     15,274      12,506
                                                                ----------- -----------
                                                                    52,034      40,673
Minority interest                                                      370          --
                                                                ----------- -----------
Income from continuing operations                                   16,187      14,382

Income from discontinued operations, net                               568         607
                                                                ----------- -----------
Net income                                                         $16,755     $14,989
Dividends on preferred stock                                         4,022       4,022
                                                                ----------- -----------
Net income available to common stockholders                        $12,733     $10,967
                                                                =========== ===========
Earnings per share - basic

   Continuing operations (net of preferred stock dividends)          $0.54       $0.53

   Discontinued operations, net                                      $0.03        0.03
                                                                ----------- -----------
   Earnings per share - basic                                        $0.57       $0.56
                                                                =========== ===========
Earnings per share - diluted

   Continuing operations (net of preferred stock dividends)          $0.53       $0.52

   Discontinued operations, net                                      $0.03        0.03
                                                                ----------- -----------
   Earnings per share - diluted                                      $0.56       $0.55
                                                                =========== ===========

Weighted average shares of common stock outstanding
   Basic                                                        22,322,290  19,468,620
                                                                =========== ===========
   Diluted                                                      22,759,795  19,789,798
                                                                =========== ===========

See accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Dollars in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                ----------------------
                                                                   2006        2005
                                                                ----------  ----------
Operating Activities
Net income                                                        $16,755     $14,989
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in income related to investments                                20         131
Realized (gain)/loss on sale of investments                        (1,240)       (421)
Minority interest                                                     370          --
Depreciation and amortization                                      15,443      12,641
Amortization of loan fees and costs                                   985       1,969
Amortization of premiums on secured notes payable                    (281)       (224)
Stock compensation expense                                          2,337         992
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash               (2,112)     (1,019)
  Tenant receivables                                               (1,066)     (1,042)
  Deferred rent                                                    (2,578)     (3,142)
  Other assets                                                     (1,917)     (7,073)
  Accounts payable, accrued expenses and tenant security deposits   7,482      13,567
                                                                ----------  ----------
Net cash provided by operating activities                          34,198      31,368
                                                                ----------  ----------

Investing Activities
Purchase of rental properties                                    (107,179)    (62,025)
Additions to rental properties                                    (16,974)    (22,371)
Additions to properties under development and land held
   for development                                                (29,356)    (39,561)
Additions to investments                                           (3,193)     (2,804)
Proceeds from investments                                           2,242       2,204
                                                                ----------  ----------
Net cash used in investing activities                            (154,460)   (124,557)
                                                                ----------  ----------
Financing Activities
Proceeds from secured notes payable                               115,000      33,580
Principal reductions of secured notes payable                     (10,909)     (2,051)
Borrowings from unsecured line of credit and unsecured term loan  159,000      79,000
Repayments of unsecured line of credit                           (125,000)    (90,000)
Proceeds from issuances of common stock                                --      89,118
Proceeds from exercise of stock options                             1,992       1,111
Dividends paid on common stock                                    (15,888)    (12,935)
Dividends paid on preferred stock                                  (4,022)     (4,022)
Distributions to minority interest                                   (392)         --
                                                                ----------  ----------
Net cash provided by financing activities                         119,781      93,801
                                                                ----------  ----------
Net (decrease) increase in cash and cash equivalents                 (481)        612
Cash and cash equivalents at beginning of period                    3,911       3,158
                                                                ----------  ----------
Cash and cash equivalents at end of period                         $3,430      $3,770
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

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged principally in the ownership, operation, management, acquisition, and selective redevelopment and development of properties containing office/laboratory space. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to institutional (universities and not-for-profit institutions), pharmaceutical, biotechnology, life science product, service, biodefense and translational research entities, as well as government agencies. As of March 31, 2006, we had 139 properties (136 properties located in eight life science markets in the United States and three properties located in Canada) with approximately 9.2 million rentable square feet of office/laboratory space, compared to 118 properties (117 properties in eight life science markets in the United States and one property located in Canada) with approximately 7.7 million rentable square feet of office/laboratory space as of March 31, 2005.

As of March 31, 2006, approximately 85% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of March 31, 2006, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of March 31, 2006, approximately 90% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

2. Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in a limited partnership and in a limited liability company which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", FASB Emerging Issues Task Force Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", and AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures". Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability company because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

International Operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar. We own three operating properties in Canada through wholly-owned Canadian subsidiaries. The functional currency for our foreign subsidiaries operating in Canada is the local currency, the Canadian dollar. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders' equity.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive income are reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                                            March 31,    December 31,
                                                               2006          2005
                                                           ------------  ------------

Unrealized gain on marketable securities                       $26,796       $28,373

Unrealized gain on interest rate swap agreements                 8,402         4,867

Unrealized foreign currency translation gain                     1,308         1,793
                                                           ------------  ------------
                                                               $36,506       $35,033
                                                           ============  ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2006       2005
                                                           ---------  ---------

Net income                                                  $16,755    $14,989

Unrealized loss on marketable securities                     (1,577)    (2,339)

Unrealized gain on interest rate swap agreements              3,535      5,052

Unrealized foreign currency translation (loss) gain            (485)       479
                                                           ---------  ---------
Comprehensive income                                        $18,228    $18,181
                                                           =========  =========

Earnings Per Share and Dividends Declared

The following table shows the computation of earnings per share, and dividends declared per common share (dollars in thousands, except per share amounts):

                                                              Three Months Ended
                                                                   March 31,
                                                          -----------    -----------
                                                             2006           2005
                                                          -----------    -----------

Net income available to common stockholders              $    12,733    $    10,967
                                                          ===========    ===========

Weighted average shares of common stock
  outstanding - basic                                     22,322,290     19,468,620
Add:  dilutive effect of stock options and
  stock grants                                               437,505        321,178
                                                          -----------    -----------

Weighted average shares of common stock
  outstanding - diluted                                   22,759,795     19,789,798
                                                          ===========    ===========

Earnings per share - basic                               $      0.57    $      0.56
                                                          ===========    ===========
Earnings per share - diluted                             $      0.56    $      0.55
                                                          ===========    ===========

Dividends declared per common share                      $      0.70    $      0.66
                                                          ===========    ===========

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") under the modified-prospective transition method whereby compensation expense is recognized relating to the remaining unvested portion of outstanding stock options at the time of adoption, and the expense is recognized over the remaining service period. In addition, SFAS123R requires that we account for an estimate of awards that are expected to vest and to revise the estimate for actual forfeitures. The adoption of SFAS 123R did not have a material impact on our financial statements since all awards accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") were fully vested prior to the adoption of SFAS 123R. Effective January 1, 2003, we had adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123") prospectively to all employee awards granted, modified or settled after January 1, 2003. For 2002 and all prior years, we had elected to follow ABP 25 and related interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. We have not granted any stock options since 2002.

Under APB 25, because the exercise price of the options we granted equaled the market price of the underlying stock on the date of grant, no compensation expense related to stock options had been recognized prior to the adoption of SFAS 123R. Although we have elected to follow APB 25 for previously granted options prior to January 1, 2003, pro forma information regarding net income and net income per share is required by SFAS 123R for all periods presented prior to 2006. This information has been determined as if we had accounted for stock options under the fair value method under SFAS 123.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                               Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2006          2005
                                                          ------------  ------------
Net income available to common stockholders, as reported  $        --   $    10,967
Fair value of stock-based compensation cost                        --           (93)
                                                          ------------  ------------
Pro forma net income available to common stockholders     $        --   $    10,874
                                                          ============  ============
Earnings per share:
  Basic - as reported                                     $        --   $      0.56
                                                          ============  ============
  Basic - pro forma                                       $        --   $      0.56
                                                          ============  ============

  Diluted - as reported                                   $        --   $      0.55
                                                          ============  ============
  Diluted - pro forma                                     $        --   $      0.55
                                                          ============  ============

3. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                     March 31,      December 31,
                                       2006            2005
                                    -----------     -----------

Land                               $   333,775     $   296,841
Buildings and improvements           1,652,738       1,559,385
Tenant and other improvements          159,559         153,482
                                    -----------     -----------
                                     2,146,072       2,009,708
Less accumulated depreciation         (233,942)       (220,890)
                                    -----------     -----------
                                   $ 1,912,130     $ 1,788,818
                                    ===========     ===========

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

The following table summarizes our available-for-sale securities (in thousands):

                                                      March 31,  December 31,
                                                       2006          2005
                                                    -----------  -----------

Adjusted cost of available-for-sale securities      $    5,537   $    4,740

Gross unrealized gains                                  27,280       29,135

Gross unrealized losses                                   (483)        (762)
                                                    -----------  -----------

Fair value of available-for-sale securities         $   32,334   $   33,113
                                                    ===========  ===========

We believe that the gross unrealized losses shown above are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of March 31, 2006 and December 31, 2005.

Our investments in privately held entities as of March 31, 2006 and December 31, 2005 totaled $50,270,000 and $48,897,000, respectively. Of these totals, $49,029,000 and $47,164,000 are accounted for under the cost method. The remainder ($1,241,000 and $1,733,000 as of March 31, 2006 and December 31, 2005, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of March 31, 2006, there were no unrealized losses in our investments in privately held entities.

5. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. As of March 31, 2006, we had borrowings of $274 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.05%. As of March 31, 2006, we have an unsecured term loan with outstanding borrowings of $500 million with a weighted average interest rate of 6.09%. The unsecured term loan matures in December 2009. We may in the future elect to increase commitments under the unsecured line of credit and unsecured term loan by up to an additional $200 million.

Borrowings under our unsecured line of credit and unsecured term loan bear interest at a floating rate based on our election of either a London Interbank Offered Rate ("LIBOR")-based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $1 billion.

6. Interest Rate Swaps

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

The following table summarizes our interest rate swap agreements as of March 31, 2006 (dollars in thousands):

                                            Notional       Effective at    Interest     Termination         Fair
Transaction Dates       Effective Dates      Amounts      March 31, 2006  Pay Rates        Dates           Values
---------------------- ----------------- ------------- ------------------ ---------- ----------------- ------------
December 2002          January 2, 2003   $   25,000    $      25,000        3.285%     June 30, 2006   $       103

December 2002          January 2, 2003       25,000           25,000        3.285%     June 30, 2006           103

December 2003          December 30, 2005     50,000           50,000        4.150%   December 29, 2006         355

December 2003          December 29, 2006     50,000             -           5.090%   October 31, 2008           25

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         399

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         399

April 2004             April 29, 2005        50,000           50,000        3.140%    April 28, 2006            65

April 2004             April 28, 2006        50,000             -           4.230%    April 30, 2007           459

April 2004             April 30, 2007        50,000             -           4.850%    April 30, 2008           114

June 2004              June 30, 2005         50,000           50,000        4.343%     June 30, 2007           489

December 2004          December 31, 2004     50,000           50,000        3.590%    January 2, 2008        1,352

December 2004          January 3, 2006       50,000           50,000        3.927%     July 1, 2008          1,310

May 2005               December 30, 2005     25,000           25,000        4.120%   November 30, 2006         163

May 2005               June 30, 2006         50,000             -           4.270%     June 29, 2007           451

May 2005               November 30, 2006     25,000             -           4.330%   November 30, 2007         200

May 2005               June 29, 2007         50,000             -           4.400%     June 30, 2008           334

May 2005               November 30, 2007     25,000             -           4.460%   November 28, 2008         148

May 2005               June 30, 2008         50,000             -           4.509%     June 30, 2009           274

May 2005               November 28, 2008     25,000             -           4.615%   November 30, 2009         119

December 2005          December 29, 2006     50,000             -           4.730%   November 30, 2009         527

December 2005          December 29, 2006     50,000             -           4.740%   November 30, 2009         513

December 2005          January 2, 2008       50,000             -           4.768%   December 31, 2010         500

                                                       ------------------                              ------------
Total Notional Amount in Effect at March 31, 2006      $     375,000                                    $    8,402
                                                       ==================                              ============

7. Minority Interest

Minority interest represents the third party interests in certain entities, which own three properties and are included in our consolidated financial statements. We have a controlling interest in these entities. Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders' proportionate share of the net earnings or losses of each respective entity. Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements. As of March 31, 2006 and December 31, 2005 the aggregate minority interest balances related to these entities were approximately $20.2 million and $20.1 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

8. Stockholders' Equity

In March 2006, we declared a cash dividend on our common stock aggregating $15,946,000 ($0.70 per share) for the calendar quarter ended March 31, 2006. In March 2006, we also declared cash dividends on our 9.10% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") and 8.375% Series C Cumulative Redeemable Preferred Stock ("Series C preferred stock") aggregating $1,308,000 ($0.56875 per share) and $2,714,000 ($0.5234375 per share), respectively, for the period January 15, 2006 through April 14, 2006. The dividends on our common stock, Series B preferred stock and Series C preferred stock were paid on April 14, 2006.

9. Non-Cash Transactions

During the three months ended March 31, 2005, we assumed two secured notes payable in connection with the acquisition of two properties, in two separate transactions, located in the San Francisco Bay and Suburban Washington D.C. markets. The following table summarizes these transactions (in thousands):

                                    Three Months Ended
                                         March 31,
                               --------------------------
                                  2006           2005
                               -----------    -----------
Aggregate purchase price      $        --   $     16,550
Secured notes payable assumed          --         10,104
                               -----------    -----------
Cash paid for properties      $        --   $      6,446
                               ===========    ===========

For the three months ended March 31, 2006 and 2005, we incurred $2,337,000 and $992,000, respectively in non-cash stock compensation expense.

10. Discontinued Operations

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

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

                                              Three Months Ended
                                                   March 31,
                                             ---------------------
                                                2006        2005
                                             ---------  ----------

Total revenue                                $  1,011   $   1,034
Operating expenses                                274         292
                                             ---------  ----------
Revenue less operating expenses                   737         742
Depreciation expense                              169         135
                                             ---------  ----------
Income from discontinued operations, net     $    568   $     607
                                             =========  ==========

                                             March 31,  December 31,
                                               2006        2005
                                             ---------  ----------
Properties held for sale, net                $ 37,596   $  37,329
Other assets                                    3,334       3,403
                                             ---------  ----------
Total assets                                 $ 40,930   $  40,732
                                             =========  ==========
Total liabilities                                 338         373
                                             ---------  ----------
Net assets of discontinued operations        $ 40,592   $  40,359
                                             =========  ==========

Income from discontinued operations, net includes the results of operations of one property that we sold during the third quarter of 2005, and three properties that had been designated as held for sale during the first quarter of 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005. We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise. Readers of this Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

As used in this Form 10-Q, references to the "Company", "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition and selective redevelopment and development of properties containing office/laboratory space. Such properties are designed and improved for lease primarily to institutional (universities and not-for-profit institutions), pharmaceutical, biotechnology, life science product, service, biodefense and translational research entities, as well as government agencies.

As of March 31, 2006, we had 139 properties containing approximately 9.2 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 94% leased, excluding those properties in our redevelopment program and assets held for sale. Our primary sources of revenue are rental income and tenant recoveries from leases of our properties. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

As of March 31, 2006, approximately 85% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of March 31, 2006, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of March 31, 2006, approximately 90% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended March 31, 2006 ("First Quarter 2006") to Three Months Ended March 31, 2005 ("First Quarter 2005")

Rental revenues increased by $9.5 million, or 22%, to $52.5 million for First Quarter 2006 compared to $43.1 million for First Quarter 2005. The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped after January 1, 2005.

Tenant recoveries increased by $2.8 million, or 25%, to $14.0 million for First Quarter 2006 compared to $11.3 million for First Quarter 2005. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2005.

Other income for First Quarter 2006 of $1,998,000 and $721,000 for First Quarter 2005 represents construction management fees, storage, interest and investment income. The increase in other income from First Quarter 2006 compared to First Quarter 2005 is due to overall increases from each of these sources of other income.

Rental operating expenses increased by $3.0 million, or 25%, to $15.4 million for First Quarter 2006 compared to $12.4 million for First Quarter 2005. The increase resulted primarily from rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after January 1, 2005. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $2.0 million, or 45%, to $6.5 million for First Quarter 2006 compared to $4.4 million for First Quarter 2005 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 118 properties with approximately 7.7 million rentable square feet at March 31, 2005 to 139 properties with approximately 9.2 million rentable square feet at March 31, 2006, and the costs associated with continued compliance within Section 404 of the Sarbanes-Oxley Act. As a percentage of total revenues, general and administrative expenses for First Quarter 2006 remained relatively consistent with First Quarter 2005 at approximately 8-9% of total revenues.

Interest expense increased by $3.5 million, or 31%, to $14.9 million for First Quarter 2006 compared to $11.3 million for First Quarter 2005. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the variable interest rates on our unsecured line of credit, unsecured term loan and other variable rate debt. These borrowings were utilized to finance the acquisition of properties in 2005 and 2006, and the development and redevelopment of properties. The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 4.15% as of March 31, 2005 to 6.08% as of March 31, 2006. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Interest Rate Swaps").

Depreciation and amortization increased by $2.8 million, or 22%, to $15.3 million for First Quarter 2006 compared to $12.5 million for First Quarter 2005. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2005.

Income from discontinued operations of $568,000 for First Quarter 2006 and $607,000 for First Quarter 2005 reflects the results of operations of three properties that were designated as "held for sale" as of March 31, 2006, and one property that was designated as "held for sale" as of June 30, 2005.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities for First Quarter 2006 increased by $2.8 million to $34.2 million compared to $31.4 million for First Quarter 2005. The increase resulted primarily from increases in cash flows from our portfolio of operating properties.

Net cash used in investing activities for First Quarter 2006 increased by $29.9 million to $154.5 million compared to $124.6 million for First Quarter 2005. This increase was primarily due to the purchase of rental properties for the First Quarter 2006.

Net cash provided by financing activities for First Quarter 2006 increased by $26.0 million to $119.8 million compared to $93.8 million for First Quarter 2005. This increase was primarily due to the net proceeds from secured notes payable and higher net borrowings on our unsecured line of credit in First Quarter 2006.

Contractual Obligations and Commitments

Contractual obligations as of March 31, 2006, consisted of the following (dollars in thousands):

                                                                    Payments by Period
                                                  ---------------------------------------------
                                      Total         2006     2007-2008   2009-2010   Thereafter
                                  -------------   --------   ---------   ---------   ----------
Contractual Obligations
Secured notes payable (1)        $     766,192   $ 33,597   $ 321,813   $ 130,637   $  280,145

Unsecured line of credit and
  unsecured term loan                  774,000         --     274,000     500,000           --

Ground lease obligations                62,342      1,298       3,538       3,664       53,842

Other obligations                        6,076        715       1,816       1,819        1,726
                                  -------------   --------   ---------   ---------   ----------
Total                            $   1,608,610   $ 35,610   $ 601,167   $ 636,120   $  335,713
                                  =============   ========   =========   =========   ==========

(1) Excludes unamortized premiums of $4.2 million as of March 31, 2006.

Secured notes payable as of March 31, 2006 included 34 notes secured by 66 properties and eleven land development parcels.

The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan matures in December 2009.

Ground lease obligations as of March 31, 2006 include leases for seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 27 to 50 years, exclusive of extension options.

In addition to the above, we were committed as of March 31, 2006 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $60.1 million.

As of March 31, 2006, we were also committed to fund approximately $13.5 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $12.4 million for certain investments.

Tenant Security Deposits and Other Restricted Cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

                                                      March 31,  December 31,
                                                        2006       2005
                                                      ---------  ---------
Funds held in trust under the terms of certain
     secured notes payable                           $  15,280  $  13,838
Security deposit funds based on the terms of certain
     lease agreements                                    2,056      2,047
Other funds held in escrow                               5,789      5,128
                                                      ---------  ---------
                                                     $  23,125  $  21,013
                                                      =========  =========

Secured Notes Payable

Secured notes payable consisted of the following (dollars in thousands):

                      March 31,    December 31,
                         2006          2005
                     ------------  ------------
Secured debt (1)    $    766,192  $    662,147
Unamortized premiums       4,238         4,519
                     ------------  ------------
Total secured debt  $    770,430  $    666,666
                     ============  ============

(1) Interest rates varying from 3.73% to 8.71%, (weighted average interest rate of 6.31% at March 31, 2006 and December 31, 2005), maturity dates ranging from September 2006 to June 2016.

Our secured notes payable generally require monthly payments of principal and interest. At March 31, 2006, our secured notes payable were comprised of $584.9 million and $185.5 million of fixed and variable rate debt, respectively, compared to $595.9 million and $70.8 million of fixed and variable rate debt, respectively, at December 31, 2005.

The following is a summary of the scheduled principal payments for our secured notes payable and the weighted average interest rates as of March 31, 2006 (in thousands):

                                             Weighted
                                              Average
              Year             Amount      Interest Rate(1)
    ------------------------ -----------   -------------

              2006             $ 33,597            6.32%
              2007              198,623            6.27%
              2008              123,190            6.19%
              2009               42,084            6.56%
              2010               88,553            6.52%
           Thereafter           280,145            6.29%
                             -----------
            Subtotal            766,192
      Unamortized premiums        4,238
                             -----------
  Total secured notes payable  $770,430
                             ===========

(1) The weighted average interest rate is calculated based on the outstanding debt as of April 1st for 2006, and as of January 1st for each year thereafter.

Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. As of March 31, 2006, we had borrowings of $274 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.05%. As of March 31, 2006, we have an unsecured term loan with outstanding borrowings of $500 million with a weighted average interest rate of 6.09%. The unsecured term loan matures in December 2009. We may in the future elect to increase commitments under the unsecured line of credit and unsecured term loan by up to an additional $200 million.

Borrowings under our unsecured line of credit and unsecured term loan bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan will increase up to a maximum combined amount of $1 billion.

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

The following table summarizes our interest rate swap agreements as of March 31, 2006 (dollars in thousands):

                                            Notional       Effective at    Interest     Termination         Fair
Transaction Dates       Effective Dates      Amounts      March 31, 2006  Pay Rates        Dates           Values
---------------------- ----------------- ------------- ------------------ ---------- ----------------- ------------
December 2002          January 2, 2003   $   25,000    $      25,000        3.285%     June 30, 2006   $       103

December 2002          January 2, 2003       25,000           25,000        3.285%     June 30, 2006           103

December 2003          December 30, 2005     50,000           50,000        4.150%   December 29, 2006         355

December 2003          December 29, 2006     50,000             -           5.090%   October 31, 2008           25

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         399

March 2004             December 31, 2004     25,000           25,000        2.956%   December 31, 2006         399

April 2004             April 29, 2005        50,000           50,000        3.140%    April 28, 2006            65

April 2004             April 28, 2006        50,000             -           4.230%    April 30, 2007           459

April 2004             April 30, 2007        50,000             -           4.850%    April 30, 2008           114

June 2004              June 30, 2005         50,000           50,000        4.343%     June 30, 2007           489

December 2004          December 31, 2004     50,000           50,000        3.590%    January 2, 2008        1,352

December 2004          January 3, 2006       50,000           50,000        3.927%     July 1, 2008          1,310

May 2005               December 30, 2005     25,000           25,000        4.120%   November 30, 2006         163

May 2005               June 30, 2006         50,000             -           4.270%     June 29, 2007           451

May 2005               November 30, 2006     25,000             -           4.330%   November 30, 2007         200

May 2005               June 29, 2007         50,000             -           4.400%     June 30, 2008           334

May 2005               November 30, 2007     25,000             -           4.460%   November 28, 2008         148

May 2005               June 30, 2008         50,000             -           4.509%     June 30, 2009           274

May 2005               November 28, 2008     25,000             -           4.615%   November 30, 2009         119

December 2005          December 29, 2006     50,000             -           4.730%   November 30, 2009         527

December 2005          December 29, 2006     50,000             -           4.740%   November 30, 2009         513

December 2005          January 2, 2008       50,000             -           4.768%   December 31, 2010         500

                                                       ------------------                              ------------
Total Notional Amount in Effect at March 31, 2006      $     375,000                                    $    8,402
                                                       ==================                              ============

We do not believe we are exposed to a significant amount of credit risk in our interest rate swap agreements as our counterparties are established, well- capitalized financial institutions. In addition, we have entered into master derivative agreements with each counterparty. These master derivative agreements (all of which are on the standard International Swaps & Derivatives Association, Inc. form) define certain terms between us and each counterparty to address and minimize certain risks associated with our swap agreements, including a default by a counterparty.

As of March 31, 2006 and December 31, 2005, our interest rate swap agreements were classified in other assets at their fair values aggregating approximately $8.4 million and $4.9 million, respectively, with the offsetting adjustment reflected as unrealized gains in accumulated other comprehensive income in stockholders' equity. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

Other Resources and Liquidity Requirements

Under our current shelf registration statement filed with the Securities and Exchange Commission on April 24, 2006, we may offer common stock, preferred stock, debt and other securities. These securities may be issued from time to time and at our discretion based on our needs and market conditions.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the three months ended March 31, 2006 (dollars in thousands):
Property-related capital expenditures (1)	$ 261
Leasing costs (2)	$ 88
Property-related redevelopment costs (3)	$ 18,534
Property-related development costs (3)	$ 29,863

_______

(1) Property-related capital expenditures include all capital and recurring capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures, or costs related to the redevelopment of a property. Major capital expenditures consist of roof replacements and HVAC systems which are typically identified and considered at the time the property is acquired. Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants. Approximately 90% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing). In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.
(2) Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space.
(3) Amount includes leasing costs related to development and redevelopment projects.

Inflation

As of March 31, 2006, approximately 85% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of March 31, 2006, approximately 6% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders for the three months ended March 31, 2006 and 2005 (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                               -----------------------
                                                  2006        2005
                                               ----------- -----------

Net income available to common stockholders       $12,733     $10,967
Add:
     Depreciation and amortization (1)             15,443      12,641
     Minority interest                                370          --
Subtract:
     FFO allocable to minority interest              (392)         --
                                               ----------- -----------
Funds from operations available to
     common stockholders                          $28,154     $23,608
                                               =========== ===========

(1) Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").

Property and Lease Information

The following table is a summary of our properties as of March 31, 2006 (dollars in thousands):

                                                      Rentable   Annualized
                                          Number of    Square       Base     Occupancy
                                         Properties     Feet        Rent    Percentages
                                         ----------- ----------- ---------- -----------
Markets
California - Pasadena                             1      31,343    $   825       100.0%
California - San Diego                           23   1,070,017     27,463        93.3%
California - San Francisco Bay                   15   1,043,737     30,684        96.5%
Eastern Massachusetts                            23   1,376,122     37,012        95.0%
New Jersey/Suburban Philadelphia                  6     350,749      6,030        98.0%
Southeast                                        10     539,203      9,096        82.4%(1)
Suburban Washington D.C.                         30   2,410,336     48,445        95.6%
Washington - Seattle                             10     783,091     23,506        89.7%
International - Canada                            3     296,362      6,377       100.0%
                                         ----------- ----------- ---------- -----------
Total Operating Properties                      121   7,900,960   $189,438        94.1%
                                         =========== =========== ========== ===========
Properties Under Redevelopment                   15     994,720     16,056        45.6%
                                         ----------- ----------- ---------- -----------
Total Properties (Continuing Operations)(2)     136   8,895,680   $205,494        88.7%
                                         ----------- ----------- ---------- -----------

________

(1) Substantially all of the vacant space is office or warehouse space.
(2) Excludes three properties totaling 268,099 square feet that are classified as "held for sale" as of March 31, 2006.

The following table summarizes certain information with respect to the lease expirations of our properties as of March 31, 2006:

                                    Square                      Annualized Base
  Year of       Number of         Footage of    Percentage of   Rent of Expiring
   Lease         Expiring          Expiring    Aggregate Leased   Leases (per
Expiration        Leases            Leases       Square Feet      square foot)
-----------   --------------    -------------- ---------------- ----------------

   2006             67      (1)       726,404        9.0%            $24.22
   2007             47                937,538       11.6%            $26.39
   2008             31                651,340        8.1%            $25.82
   2009             31                546,792        6.8%            $22.04
   2010             32                742,122        9.2%            $22.24
Thereafter          89              4,452,215       55.3%            $27.06

_________

(1) Includes month-to-month leases for approximately 52,000 square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, March 31, 2006, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $3.1 million. We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on March 31, 2006 would increase annual future earnings by approximately $3.1 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair values by approximately $34.7 million at March 31, 2006. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair values by approximately $36.2 million at March 31, 2006.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2006. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair values of our equity investments as of March 31, 2006 would decrease their fair values by approximately $8.2 million.

We have exposure to foreign currency exchange rate market risk related to our wholly-owned subsidiaries operating in Canada. The functional currency of our foreign subsidiaries operating in Canada is the local currency, the Canadian dollar. Gains or losses resulting from the translation of our foreign subsidiaries' balance sheets and income statements are included in accumulated other comprehensive income as a separate component of stockholders' equity. Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.

ALEXANDRIA REAL ESTATE EQUITIES INC.

/s/ Joel S. Marcus
Joel S. Marcus
Chief Executive Officer
(Principal Executive Officer)
/s/ Dean A. Shigenaga
Dean A. Shigenaga
Chief Financial Officer
(Principal Financial and Accounting Officer)