Form 10-Q
period 2006-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2006-08-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

    As of July 31, 2006, 26,603,397 shares of common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)

                                                            June 30,      December 31,
                                                              2006            2005
                                                          ------------    ------------
                                                          (Unaudited)
                         Assets
Rental properties, net                                   $  1,967,859   $   1,788,818
Properties under development and development land             342,229         329,338
Cash and cash equivalents                                       3,647           3,911
Tenant security deposits and other restricted cash             24,307          21,013
Tenant receivables                                              3,656           4,764
Deferred rent                                                  58,342          54,573
Investments                                                    77,719          82,010
Other assets                                                   98,880          78,023
                                                          ------------    ------------
       Total assets                                      $  2,576,639   $   2,362,450
                                                          ============    ============
          Liabilities and Stockholders' Equity
Secured notes payable                                    $    768,103   $     666,666
Unsecured line of credit and unsecured term loan              537,000         740,000
Accounts payable, accrued expenses and
   tenant security deposits                                    91,826          86,391
Dividends payable                                              22,297          19,478
                                                          ------------    ------------
       Total liabilities                                    1,419,226       1,512,535
                                                          ------------    ------------
Minority interest                                              20,176          20,115
Stockholders' equity:
   Series B preferred stock                                    57,500          57,500
   Series C preferred stock                                   129,638         129,638
   Common stock                                                   264             224
   Additional paid-in capital                                 909,739         607,405
   Accumulated other comprehensive income                      40,096          35,033
                                                          ------------    ------------
       Total stockholders' equity                           1,137,237         829,800
                                                          ------------    ------------
       Total liabilities and stockholders' equity        $  2,576,639   $   2,362,450
                                                          ============    ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                  June 30,
                                                             ------------ -----------  ------------ -----------
                                                                2006         2005         2006         2005
                                                             -----------  -----------  -----------  -----------
Revenues
  Rental                                                    $    54,739  $    45,020  $   107,285  $    88,073
  Tenant recoveries                                              13,265       11,188       27,312       22,469
  Other income                                                    2,480        1,069        4,478        1,790
                                                             -----------  -----------  -----------  -----------
                                                                 70,484       57,277      139,075      112,332
Expenses
  Rental operations                                              14,330       12,485       29,773       24,886
  General and administrative                                      6,269        4,765       12,721        9,210
  Interest                                                       16,317       11,248       31,182       22,569
  Depreciation and amortization                                  16,169       13,088       31,443       25,594
                                                             -----------  -----------  -----------  -----------
                                                                 53,085       41,586      105,119       82,259
Minority interest                                                   370           --          740           --
                                                             -----------  -----------  -----------  -----------
Income from continuing operations                                17,029       15,691       33,216       30,073

Income from discontinued operations, net                            133          582          701        1,189
                                                             -----------  -----------  -----------  -----------
Net income                                                       17,162       16,273       33,917       31,262

Dividends on preferred stock                                      4,023        4,023        8,045        8,045
                                                             -----------  -----------  -----------  -----------
Net income available to common stockholders                 $    13,139  $    12,250  $    25,872  $    23,217
                                                             ===========  ===========  ===========  ===========
Earnings per share - basic
   Continuing operations (net of preferred stock dividends) $      0.56  $      0.56  $      1.12  $      1.09
   Discontinued operations, net                                    0.01         0.03         0.03         0.06
                                                              -----------  -----------  -----------  -----------
   Earnings per share - basic                               $      0.57  $      0.59  $      1.15  $      1.15
                                                             ===========  ===========  ===========  ===========
Earnings per share - diluted
   Continuing operations (net of preferred stock dividends) $      0.56  $      0.55  $      1.09  $      1.07
   Discontinued operations, net                                    0.01         0.03         0.03         0.06
                                                             -----------  -----------  -----------  -----------
   Earnings per share - diluted                             $      0.57  $      0.58  $      1.12  $      1.13
                                                             ===========  ===========  ===========  ===========
Weighted average shares of common stock oustanding

   Basic                                                     22,856,380   20,936,265   22,590,811   20,206,497
                                                             ===========  ===========  ===========  ===========
   Diluted                                                   23,250,681   21,275,364   23,010,992   20,536,039
                                                             ===========  ===========  ===========  ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------- ----------
                                                                   2006        2005
                                                                ----------  ----------
Operating Activities
Net income                                                     $   33,917  $   31,262
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in loss related to investments                                 464         205
(Gain)/loss on sale of investments                                 (2,393)     (1,013)
(Gain)/loss on sales of property                                      (59)         --
Minority interest                                                     740          --
Depreciation and amortization                                      31,612      25,892
Amortization of loan fees and costs                                 2,175       3,714
Amortization of premiums on secured notes payable                    (568)       (492)
Stock compensation expense                                          4,308       2,584
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash               (3,294)     (2,441)
  Tenant receivables                                                1,108         344
  Deferred rent                                                    (6,253)     (5,808)
  Other assets                                                    (17,921)    (14,066)
  Accounts payable, accrued expenses and tenant
    security deposits                                               5,905       8,191
                                                                ----------  ----------
Net cash provided by operating activities                          49,741      48,372
                                                                ----------  ----------

Investing Activities
Purchase of rental properties                                    (150,394)   (117,418)
Proceeds from sale of rental property                              40,540          --
Additions to rental properties                                    (41,279)    (41,676)
Additions to properties under development and development land    (64,698)    (46,636)
Additions to investments                                           (4,943)     (4,671)
Proceeds from investments                                           7,284       5,078
                                                                ----------  ----------
Net cash used in investing activities                            (213,490)   (205,323)
                                                                ----------  ----------
Financing Activities
Proceeds from secured notes payable                               115,000      33,580
Principal reductions of secured notes payable                     (13,228)    (25,093)
Principal borrowings from unsecured line of credit
 and unsecured term loan                                          271,500     214,000
Repayments of unsecured line of credit                           (474,500)   (123,000)
Proceeds from issuance of common stock                            303,144      89,118
Proceeds from exercise of stock options                             2,235       2,526
Dividends paid on common stock                                    (31,837)    (26,903)
Dividends paid on preferred stock                                  (8,045)     (8,045)
Distributions to minority interest                                   (784)         --
                                                                ----------  ----------
Net cash provided by financing activities                         163,485     156,183
                                                                ----------  ----------
Net increase in cash and cash equivalents                            (264)       (768)
Cash and cash equivalents at beginning of period                    3,911       3,158
                                                                ----------  ----------
Cash and cash equivalents at end of period                     $    3,647  $    2,390
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

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged principally in the ownership, operation, management, acquisition, and selective redevelopment and development for our Life Science Real Estate NicheSM. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational research entities, as well as government agencies. As of June 30, 2006, we had 141 properties (138 properties located in eight life science markets in the United States and three properties located in Canada) with approximately 9.3 million rentable square feet of office/laboratory space, compared to 123 properties (122 properties in eight life science markets in the United States and one property located in Canada) with approximately 8.1 million rentable square feet of office/laboratory space as of June 30, 2005.

As of June 30, 2006, approximately 86% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of June 30, 2006, approximately 5% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of June 30, 2006, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

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

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", FASB Emerging Issues Task Force Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", FASB Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" and AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures". Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability company because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

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

Conditional Asset Retirement Obligations

Some of our properties may have asbestos which, under certain conditions, must be remediated. Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property. In accordance with Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" ("FIN No. 47"), we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                                  June 30,      December 31,
                                                    2006            2005
                                                ------------    ------------

Unrealized gain on marketable securities       $     24,494    $     28,373
Unrealized gain on interest rate
     swap agreements                                 11,868           4,867
Unrealized foreign currency translation gain          3,734           1,793
                                                ------------    ------------
                                               $     40,096    $     35,033
                                                ============    ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                   ----------  ----------  ----------  ----------
                                                      2006        2005        2006        2005
                                                   ----------  ----------  ----------  ----------

Net income                                        $   17,162  $   16,273  $   33,917  $   31,262

Unrealized (loss) gain on marketable securities       (2,302)      7,915      (3,879)      5,576

Unrealized gain (loss) on interest rate swap
  agreements            3,466      (3,960)      7,001       1,092

Unrealized foreign currency translation gain (loss)    2,426        (364)      1,941         115
                                                   ----------  ----------  ----------  ----------
Comprehensive income                              $   20,752  $   19,864  $   38,980  $   38,045
                                                   ==========  ==========  ==========  ==========

Earnings Per Share and Dividends Declared

The following table shows the computation of earnings per share, and dividends declared per common share (dollars in thousands, except per share amounts):

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                  June 30,
                                               ------------ -----------  ------------ ------------
                                                  2006         2005         2006          2005
                                               -----------  -----------  -----------  ------------

Net income available to common stockholders   $    13,139  $    12,250  $    25,872  $     23,217
                                               ===========  ===========  ===========  ============

Weighted average shares of common stock
  outstanding - basic                          22,856,380   20,936,265   22,590,811    20,206,497
Add:  dilutive effect of stock options and
  stock grants                                    394,301      339,099      420,181       329,542
                                               -----------  -----------  -----------  ------------

Weighted average shares of common stock
  outstanding - diluted                        23,250,681   21,275,364   23,010,992    20,536,039
                                               ===========  ===========  ===========  ============

Earnings per share - basic                    $      0.57  $      0.59  $      1.15  $       1.15
                                               ===========  ===========  ===========  ============
Earnings per share - diluted                  $      0.57  $      0.58  $      1.12  $       1.13
                                               ===========  ===========  ===========  ============

Dividends declared per common share           $      0.70  $      0.68  $      1.40  $       1.34
                                               ===========  ===========  ===========  ============

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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                    Three Months Ended        Six Months Ended
                                                        June 30,                  June 30,
                                               ------------ -----------  ------------ ------------
                                                  2006         2005         2006          2005
                                               -----------  -----------  -----------  ------------
Net income available to common
  stockholders, as reported                   $    13,139  $    12,250  $    25,872  $     23,217
Fair value of stock-based compensation cost            --          (37)          --          (130)
                                               -----------  -----------  -----------  ------------
Pro forma net income available to common
  stockholders                                $    13,139  $    12,213  $    25,872  $     23,087
                                               ===========  ===========  ===========  ============
Income per common share:
  Basic - as reported                         $      0.57  $      0.59  $      1.15  $       1.15
                                               ===========  ===========  ===========  ============
  Basic - pro forma                           $      0.57  $      0.58  $      1.15  $       1.14
                                               ===========  ===========  ===========  ============

  Diluted - as reported                       $      0.57  $      0.58  $      1.12  $       1.13
                                               ===========  ===========  ===========  ============
  Diluted - pro forma                         $      0.57  $      0.57  $      1.12  $       1.12
                                               ===========  ===========  ===========  ============

3. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                                  June 30,      December 31,
                                                    2006            2005
                                                ------------    ------------

Land                                           $    346,577    $    296,841
Buildings and building improvements               1,695,763       1,559,385
Other improvements                                  168,703         153,482
                                                ------------    ------------
                                                  2,211,043       2,009,708
Less accumulated depreciation                      (243,184)       (220,890)
                                                ------------    ------------
                                               $  1,967,859    $  1,788,818
                                                ============    ============

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

The following table summarizes our available-for-sale securities (in thousands):

                                                  June 30,      December 31,
                                                    2006            2005
                                                ------------    ------------

Adjusted cost of available-for-sale securities $      4,850    $      4,740
Gross unrealized gains                               25,592          29,135
Gross unrealized losses                              (1,098)           (762)
                                                ------------    ------------
Fair value of available-for-sale securities    $     29,344    $     33,113
                                                ============    ============

We believe that the gross unrealized losses shown above are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of June 30, 2006 and December 31, 2005.

Our investments in privately held entities as of June 30, 2006 and December 31, 2005 totaled $48,375,000 and $48,897,000, respectively. Of these totals, $47,597,000 and $47,164,000 are accounted for under the cost method. The remainder ($778,000 and $1,733,000 as of June 30, 2006 and December 31, 2005, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of June 30, 2006, there were no unrealized losses in our investments in privately held entities.

5. Unsecured Line of Credit and Unsecured Term Loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. As of June 30, 2006, we had borrowings of $37 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.51%. As of June 30, 2006, we have an unsecured term loan with outstanding borrowings of $500 million with a weighted average interest rate of 6.60%. The unsecured term loan matures in December 2009. We may in the future elect to increase commitments under the unsecured line of credit and unsecured term loan to an aggregate $1.2 billion in total commitments.

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

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan may increase up to a maximum combined amount of $1 billion.

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

The following table summarizes our interest rate swap agreements as of June 30, 2006 (dollars in thousands):

                                        Notional   Effective at   Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts    June 30, 2006  Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

December 2003      December 30, 2005     50,000   $     50,000     4.150%    December 29, 2006  $   329

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008       315

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      313

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      313

April 2004         April 28, 2006        50,000         50,000     4.230%    April 30, 2007         523

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008         281

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007          571

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008      1,451

December 2004      January 3, 2006       50,000         50,000     3.927%    July 1, 2008         1,524

May 2005           December 30, 2005     25,000         25,000     4.120%    November 30, 2006      141

May 2005           June 30, 2006         50,000         50,000     4.270%    June 29, 2007          608

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007      283

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008          491

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008      223

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009          410

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009      185

December 2005      December 29, 2006     50,000             --     4.730%    November 30, 2009      962

December 2005      December 29, 2006     50,000             --     4.740%    November 30, 2009      949

December 2005      January 2, 2008       50,000             --     4.768%    December 31, 2010      899

June 2006          June 30, 2006        125,000        125,000     5.299%    September 30, 2009     587

June 2006          October 31, 2008      50,000             --     5.340%    December 31, 2010      139

June 2006          October 31, 2008      50,000             --     5.347%    December 31, 2010      133

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010          119

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010          119
                                                  -------------                                 --------
Total Notional Amount in Effect at June 30, 2006  $    500,000                                  $11,868
                                                  =============                                 ========

7. Minority Interest

Minority interest represents the third party interests in certain entities, which own three properties and are included in our consolidated financial statements. We have a controlling interest in these entities. Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders' proportionate share of the net earnings or losses of each respective entity. Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements. As of June 30, 2006 and December 31, 2005 the aggregate minority interest balances related to these entities were approximately $20.2 million and $20.1 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

8. Stockholders' Equity

In June 2006, we sold 3,795,000 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriter's over- allotment option). The shares were issued at a price of $84.00 per share, resulting in aggregate proceeds of approximately $303.1 million (after deducting underwriting discounts and other offering costs).

In June 2006, we declared a cash dividend on our common stock aggregating $18,610,000 ($0.70 per share) for the calendar quarter ended June 30, 2006. In June 2006, we also declared cash dividends on our 9.10% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") and 8.375% Series C Cumulative Redeemable Preferred Stock ("Series C preferred stock") aggregating $1,308,000 ($0.56875 per share) and $2,714,000 ($0.5234375 per share), respectively, for the period April 15, 2006 through July 14, 2006. The dividends on our common stock, Series B preferred stock and Series C preferred stock were paid on July 14, 2006.

9. Non-Cash Transactions

During the six months ended June 30, 2005, we assumed four secured notes payable in connection with the acquisition of four properties, in four separate transactions, located in the San Francisco Bay, Suburban Washington D.C. and Eastern Massachusetts markets. The following table summarizes these transactions (in thousands):

                                           Six Months Ended
                                                June 30,
                                    ----------------------------
                                        2006            2005
                                    ------------    ------------
Aggregate purchase price           $         --   $      30,883
Secured notes payable assumed                --          19,420
                                    ------------    ------------
Cash paid for properties           $         --   $      11,463
                                    ============    ============

For the six months ended June 30, 2006 and 2005, we incurred $4,308,000 and $2,584,000, respectively in non-cash compensation expense.

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

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

                                               Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                          --------------------------   --------------------------
                                             2006           2005          2006           2005
                                          -----------    -----------   -----------    -----------

Total revenue                            $       191    $       990   $     1,202    $     2,024
Operating expenses                               117            245           391            537
                                         ------------   ------------  ------------   ------------
Revenue less operating expenses                   74            745           811          1,487
Depreciation expense                              --            163           169            298
Income before gain/(loss) on             ------------   ------------  ------------   ------------
   sales of property                              74            582           642          1,189
Gain/(loss) on sales of property                  59             --            59             --
                                         ------------   ------------  ------------   ------------
Income from discontinued operations, net $       133    $       582   $       701    $     1,189
                                         ============   ============  ============   ============

                                           June 30,      December 31,
                                             2006           2005
                                         ------------   ------------
Properties held for sale, net            $        --    $    37,329
Other assets                                      --          3,403
                                         ------------   ------------
Total assets                             $        --    $    40,732
                                         ============   ============
Total liabilities                                 --            373
                                         ------------   ------------
Net assets of discontinued operations    $        --    $    40,359
                                         ============   ============

Income from discontinued operations, net includes the results of operations of one property we sold during the third quarter of 2005, and three properties we sold during the second quarter of 2006. During the second quarter of 2006, we sold one property located in the New Jersey/Suburban Philadelphia market and we sold two properties located in the Suburban Washington D.C. market that had been designated as "held for sale" during the first quarter of 2006. The total sale price for the properties sold in the second quarter of 2006 was approximately $41.8 million. In connection with these sales, we recorded a gain on sales of property of approximately $59,000.

11. Subsequent Events

In August 2006, we announced the closing of our previously reported purchase of an equity interest in the leasehold interest in 10.4 acres commonly known as Technology Square at MIT ("Tech Square") in Cambridge, Massachusetts. The contract price for a 100% equity interest in Tech Square was $600 million. However, MIT retained a 10% interest. We assumed existing financing on the project approximating $225 million with an interest rate of 5.26%. Tech Square consists of a seven building campus (including a 1,593 space covered car parking garage and a 49 space surface parking lot) containing approximately 1.2 million square feet.

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

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, acquisition and selective redevelopment and development for the Life Science Real Estate NicheSM. Such properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational research entities, as well as government agencies.

As of June 30, 2006, we had 141 properties containing approximately 9.3 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 93% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment. Our primary sources of revenue are rental income and tenant recoveries from leases of our properties. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

As of June 30, 2006, approximately 86% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of June 30, 2006, approximately 5% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of June 30, 2006, approximately 89% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended June 30, 2006 ("Second Quarter 2006") to Three Months Ended June 30, 2005 ("Second Quarter 2005")

Rental revenues increased by $9.7 million, or 22%, to $54.7 million for Second Quarter 2006 compared to $45.0 million for Second Quarter 2005. The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped after April 1, 2005 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $2.1 million, or 19%, to $13.3 million for Second Quarter 2006 compared to $11.2 million for Second Quarter 2005. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after April 1, 2005.

Other income for Second Quarter 2006 of $2.5 million and $1.1 million for Second Quarter 2005 represents construction management fees, storage, interest and investment income. The increase in other income from Second Quarter 2006 compared to Second Quarter 2005 is due to overall increases from each of these sources of other income.

Rental operating expenses increased by $1.8 million, or 15%, to $14.3 million for Second Quarter 2006 compared to $12.5 million for Second Quarter 2005. The increase resulted primarily from rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after April 1, 2005. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.5 million, or 32%, to $6.3 million for Second Quarter 2006 compared to $4.8 million for Second Quarter 2005 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 123 properties with approximately 8.1 million rentable square feet at June 30, 2005 to 141 properties with approximately 9.3 million rentable square feet at June 30, 2006. As a percentage of total revenues, general and administrative expenses for Second Quarter 2006 remained relatively consistent with Second Quarter 2005 at approximately 8-9% of total revenues.

Interest expense increased by $5.1 million, or 45%, to $16.3 million for Second Quarter 2006 compared to $11.2 million for Second Quarter 2005. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the variable interest rates on our unsecured line of credit, unsecured term loan and other variable rate debt. These borrowings were utilized to finance the acquisition of properties in 2005 and 2006, and the development and redevelopment of properties. The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 4.60% as of June 30, 2005 to 6.60% as of June 30, 2006. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Interest Rate Swaps").

Depreciation and amortization increased by $3.1 million, or 24%, to $16.2 million for Second Quarter 2006 compared to $13.1 million for Second Quarter 2005. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after April 1, 2005.

Income from discontinued operations of $133,000 for Second Quarter 2006 and $582,000 for Second Quarter 2005 reflects the results of operations of three properties that were designated as "held for sale" as of March 31, 2006, and one property that was designated as "held for sale" as of June 30, 2005.

Comparison of Six Months Ended June 30, 2006 ("Six Months 2006") to Six Months Ended June 30, 2005 ("Six Months 2005")

Rental revenues increased by $19.2 million, or 22%, to $107.3 million for Six Months 2006 compared to $88.1 million for Six Months 2005. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2005 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $4.8 million, or 22%, to $27.3 million for Six Months 2006 compared to $22.5 million for Six Months 2005. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2005.

Other income for Six Months 2006 of $4.5 million and $1.8 million for Six Months 2005 represents construction management fees, storage, interest and investment income. The increase in other income from Six Months 2006 compared to Six Months 2005 is due to overall increases in each of these sources of other income.

Rental operating expenses increased by $4.9 million, or 20%, to $29.8 million for Six Months 2006 compared to $24.9 million for Six Months 2005. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after January 1, 2005. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $3.5 million, or 38%, to $12.7 million for Six Months 2006 compared to $9.2 million for Six Months 2005 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 123 properties with approximately 8.2 million rentable square feet at June 30, 2005 to 141 properties with approximately 9.3 million rentable square feet at June 30, 2006. As a percentage of total revenues, general and administrative expenses for Six Months 2006 remained relatively consistent with Six Months 2005 at approximately 8-9% of total revenues.

Interest expense increased by $8.6 million, or 38%, to $31.2 million for Six Months 2006 compared to $22.6 million for Six Months 2005. The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt. These borrowings were utilized to finance the acquisition of properties in 2005 and 2006, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 4.60% as of June 30, 2005 to 6.60% as of June 30, 2006. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Interest Rate Swaps").

Depreciation and amortization increased by $5.8 million, or 23%, to $31.4 million for Six Months 2006 compared to $25.6 million for Six Months 2005. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2005.

Income from discontinued operations, net was $701,000 and $1.2 million for Six Months 2006 and Six Months 2005, respectively. It reflects the results of operations of three properties that were designated as "held for sale" as of March 31, 2006, and one property that was designated as "held for sale" as of June 30, 2005.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Six Months 2006 increased by $1.4 million to $49.7 million compared to $48.4 million for Six Months 2005. The increase resulted primarily from increases in cash flows from our portfolio of operating properties.

Net cash used in investing activities for Six Months 2006 increased by $8.2 million to $213.5 million compared to $205.3 million for Six Months 2005. This increase was primarily due to the purchase of rental properties and additions to properties under development and development land for the Six Months 2006.

Net cash provided by financing activities for Six Months 2006 increased by $7.3 million to $163.5 million compared to $156.2 million for Six Months 2005. This increase was primarily due to the net proceeds from the issuance of common stock and secured notes payable during the Six Months 2006.

Contractual obligations and commitments

Contractual obligations as of June 30, 2006, consist of the following (dollars in thousands):

                                                          Payments by Period
                                              -----------------------------------------
                                   Total        2006    2007-2008  2009-2010  Thereafter
                               -------------  --------  ---------  ---------  ----------
Contractual Obligations
Secured notes payable (1)     $     764,152  $ 31,449  $ 322,026  $ 130,636  $  280,041

Unsecured line of credit and
  unsecured term loan               537,000        --     37,000    500,000          --

Ground lease obligations             61,909       865      3,538      3,664      53,842

Other obligations                     6,416       568      2,051      1,963       1,834
                               -------------  --------  ---------  ---------  ----------
Total                         $   1,369,477  $ 32,882  $ 364,615  $ 636,263  $  335,717
                               =============  ========  =========  =========  ==========

  Excludes unamortized premiums of $4.0 million as of June 30, 2006.

Secured notes payable as of June 30, 2006 included 34 notes secured by 66 properties and eleven land development parcels.

The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan matures in December 2009.

Ground lease obligations as of June 30, 2006 include leases for seven of our properties and one land development parcel. These lease obligations have remaining lease terms of 27 to 50 years, exclusive of extension options.

In addition to the above, we were committed as of June 30, 2006 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $62.2 million.

As of June 30, 2006, we were also committed to fund approximately $24.7 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $16.8 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consist of the following (in thousands):

                                                               June 30,      December 31,
                                                                 2006           2005
                                                               ---------      ---------
Funds held in trust under the terms of certain
   secured notes payable          $  16,870      $  13,838
Security deposit funds based on the terms of certain
   lease agreements                      1,744          2,047
Other funds held in escrow                                        5,693          5,128
                                                               ---------      ---------
                                                              $  24,307      $  21,013
                                                               =========      =========

Secured notes payable

Secured notes payable consists of the following (dollars in thousands):

                                  June 30,    December 31,
                                    2006          2005
                                ------------  ------------
Secured notes payable (1)      $    764,152  $    662,147
Unamortized premiums                  3,951         4,519
                                ------------  ------------
Total secured notes payable    $    768,103  $    666,666
                                ============  ============

  Interest rates varying from 3.73% to 8.71%, (weighted average interest rates of 6.44% and 6.31% at June 30, 2006 and December 31, 2005, respectively), maturity dates ranging from September 2006 to June 2016.

Our secured notes payable generally require monthly payments of principal and interest. At June 30, 2006, our secured notes payable were comprised of $582.8 million and $185.3 million of fixed and variable rate debt, respectively, compared to $595.9 million and $70.8 million of fixed and variable rate debt, respectively, at December 31, 2005.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of June 30, 2006 (in thousands):

                                         Weighted
                                         Average
         Year             Amount        Interest Rate (1)
----------------------  -----------    ----------------

         2006          $    31,449           6.44%
         2007               83,630           6.39%
         2008              238,396           6.30%
         2009               42,083           6.61%
         2010               88,553           6.58%
      Thereafter           280,041           6.36%
                        -----------
       Subtotal            764,152
 Unamortized premiums        3,951
                        -----------
        Total          $   768,103
                        ===========
  The weighted average interest rate is calculated based on the outstanding debt as of July 1st for 2006, and as of January 1st for each year thereafter.

Unsecured line of credit and unsecured term loan

We have an unsecured line of credit that provides for borrowings of up to $500 million. The unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. As of June 30, 2006, we had borrowings of $37 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.51%. As of June 30, 2006, we have an unsecured term loan with outstanding borrowings of $500 million with a weighted average interest rate of 6.60%. The unsecured term loan matures in December 2009. We may in the future elect to increase commitments under the unsecured line of credit and unsecured term loan to an aggregate $1.2 billion in total commitments.

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

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan may increase up to a maximum combined amount of $1 billion.

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

The following table summarizes our interest rate swap agreements as of June 30, 2006 (dollars in thousands):

                                        Notional   Effective at   Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts    June 30, 2006  Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

December 2003      December 30, 2005     50,000   $     50,000     4.150%    December 29, 2006  $   329

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008       315

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      313

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      313

April 2004         April 28, 2006        50,000         50,000     4.230%    April 30, 2007         523

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008         281

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007          571

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008      1,451

December 2004      January 3, 2006       50,000         50,000     3.927%    July 1, 2008         1,524

May 2005           December 30, 2005     25,000         25,000     4.120%    November 30, 2006      141

May 2005           June 30, 2006         50,000         50,000     4.270%    June 29, 2007          608

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007      283

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008          491

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008      223

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009          410

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009      185

December 2005      December 29, 2006     50,000             --     4.730%    November 30, 2009      962

December 2005      December 29, 2006     50,000             --     4.740%    November 30, 2009      949

December 2005      January 2, 2008       50,000             --     4.768%    December 31, 2010      899

June 2006          June 30, 2006        125,000        125,000     5.299%    September 30, 2009     587

June 2006          October 31, 2008      50,000             --     5.340%    December 31, 2010      139

June 2006          October 31, 2008      50,000             --     5.347%    December 31, 2010      133

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010          119

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010          119
                                                  -------------                                 --------
Total Notional Amount in Effect at June 30, 2006  $    500,000                                  $11,868
                                                  =============                                 ========

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

As of June 30, 2006 and December 31, 2005, our interest rate swap agreements were classified in other assets at their fair values aggregating approximately $11.9 million and $4.9 million, respectively, with the offsetting adjustment reflected as unrealized gains in accumulated other comprehensive income in stockholders' equity. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

Other Resources and Liquidity Requirements

In June 2006, we sold 3,795,000 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriters' over-allotment option). The shares were issued at a price of $84.00 per share, resulting in aggregate proceeds of approximately $303.1 million (after deducting underwriting discounts and other offering costs).

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the six months ended June 30, 2006 (in thousands):
Property-related capital expenditures (1)	$ 625
Leasing costs (2)	$ 194
Property-related redevelopment costs (3)	$ 44,097
Property-related development costs (3)	$ 65,844

_______

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

Inflation

As of June 30, 2006, approximately 86% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of June 30, 2006, approximately 5% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 90% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders for the three months and six months ended June 30, 2006 and 2005 (in thousands):

                                               For the Three Months Ended  For the Six Months Ended
                                                       June 30,                    June 30,
                                               ----------------------      ------------------------
                                                  2006        2005            2006         2005
                                               ----------  ----------      ----------  ------------

Net income available to common stockholders      $13,139     $12,250         $25,872       $23,217
Add:
     Depreciation and amortization (1)            16,169      13,251          31,612        25,892
     Minority interest                               370          --             740            --
Subtract:
     Gain on sales of property (2)                   (59)         --             (59)           --
     FFO allocable to minority interest             (392)         --            (784)           --
                                               ----------  ----------      ----------  ------------
Funds from operations available to
  common stockholders                            $29,227     $25,501         $57,381       $49,109
                                               ==========  ==========      ==========  ============
  Includes depreciation and amortization on assets sold or "held for sale" reflected as discontinued operations (for the periods prior to when such assets were sold or designated as "held for sale").
  Gain on sales of property relates to the disposition of one property in the New Jersey/Suburban Philadelphia market and two properties in the Suburban Washington D.C. market during the second quarter of 2006.

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2006 (dollars in thousands):

                                                      Rentable Square Feet          Annualized
                                   Number of  -----------------------------------      Base     Occupancy
                                  Properties   Operating Redevelopment   Total       Rent (1)  Percentages (1)
                                  ----------- ----------- ----------- -----------  ----------- ------------
Markets
California - Los Angeles Metro             1      31,343          --      31,343   $      692         82.5%
California - San Diego                    27   1,151,606     158,650   1,310,256       30,118         94.0%
California - San Francisco Bay            20   1,352,687     102,633   1,455,320       38,589         92.7%(2)
Eastern Massachusetts                     28   1,709,065      83,758   1,792,823       45,810         96.3%
New Jersey/Suburban Philadelphia           7     378,337      15,012     393,349        6,545        100.0%
Southeast                                 11     539,203      45,841     585,044        9,168         80.8%(3)
Suburban Washington D.C.                  32   2,514,927      60,443   2,575,370       52,127         93.1%
Washington - Seattle                      12     830,539      12,719     843,258       24,513         88.5%
International - Canada                     3     296,362          --     296,362        6,463        100.0%
                                  ----------- ----------- ----------- -----------  ----------- ------------
Total                                    141   8,804,069     479,056   9,283,125   $  214,025         93.1%
                                  =========== =========== =========== ===========  =========== ============

________

  Excludes spaces at properties totaling 479,056 square feet undergoing a permanent change in use to office/laboratory space through redevelopment. Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of June 30, 2006 was 88.3%.
  The decrease in occupancy from March 31, 2006 of 97.0% to June 30, 2006 is primarily due to a property with approximately 83,000 total rentable square feet (with approximately 63,000 square feet of vacancy) acquired in the second quarter of 2006. This property is an operating property and may be redeveloped in the future.
  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2006:

                                  Square      Percentage of    Annualized Base
   Year of     Number of        Footage of      Aggregate      Rent of Expiring
    Lease       Expiring         Expiring    Portfolio Leased    Leases (per
 Expiration      Leases           Leases       Square Feet       square foot)
------------- ------------    -------------- ----------------  ----------------

    2006           54     (1)       588,362        7.2%             $23.97
    2007           51               958,245       11.7%             $26.30
    2008           35               703,846        8.6%             $26.61
    2009           38               590,571        7.2%             $21.81
    2010           32               733,121        8.9%             $23.82
 Thereafter        96             4,618,923       56.4%             $27.20

_________

  Includes month-to-month leases for approximately 50,000 square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, June 30, 2006, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $0.2 million. We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on June 30, 2006 would increase annual future earnings by approximately $0.2 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair values by approximately $39.2 million at June 30, 2006. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair values by approximately $40.6 million at June 30, 2006.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2006. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair values of our equity investments as of June 30, 2006 would decrease their fair values by approximately $7.8 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2006, we held our Annual Meeting of Stockholders.

At the meeting, eight directors were elected to serve for a one-year term and until their successors are duly elected and qualified. The following directors were elected pursuant to the votes indicated:

Director	"For"	"Withheld"
Jerry M. Sudarsky	11,856,565	9,058,895
Joel S. Marcus	20,656,951	258,509
James H. Richardson	20,612,359	303,101
Richard B. Jennings	20,730,784	184,676
Richard H. Klein	20,750,581	164,879
Martin A. Simonetti	20,358,968	556,492
Alan G. Walton	20,826,858	88,602
Richmond A. Wolf	20,703,571	211,889

At the meeting, our stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2006. A total of 20,344,917 shares voted "for" the ratification, 566,546 shares voted "against" and 3,997 shares abstained.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2006.

ALEXANDRIA REAL ESTATE EQUITIES INC.

/s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)