Form 10-Q
period 2006-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2006-11-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

    As of November 6, 2006, 29,271,223 shares of common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

                                                          September 30,   December 31,
                                                              2006            2005
                                                          ------------    ------------
                                                          (Unaudited)
                         Assets
Rental properties, net                                   $  2,683,222   $   1,788,818
Properties under development and development land             326,392         329,338
Cash and cash equivalents                                       7,821           3,911
Tenant security deposits and other restricted cash             43,772          21,013
Tenant receivables                                              5,012           4,764
Deferred rent                                                  62,820          54,573
Investments                                                    72,096          82,010
Other assets                                                  104,707          78,023
                                                          ------------    ------------
       Total assets                                      $  3,305,842   $   2,362,450
                                                          ============    ============
          Liabilities and Stockholders' Equity
Secured notes payable                                    $  1,169,348   $     666,666
Unsecured line of credit and unsecured term loan              552,000         740,000
Accounts payable, accrued expenses and
   tenant security deposits                                   149,278          86,391
Dividends payable                                              24,692          19,478
                                                          ------------    ------------
       Total liabilities                                    1,895,318       1,512,535
                                                          ------------    ------------
Minority interests' share of income                            57,389          20,115
Stockholders' equity:
   Series B preferred stock                                    57,500          57,500
   Series C preferred stock                                   129,638         129,638
   Common stock                                                   290             224
   Additional paid-in capital                               1,140,088         607,405
   Accumulated other comprehensive income                      25,619          35,033
                                                          ------------    ------------
       Total stockholders' equity                           1,353,135         829,800
                                                          ------------    ------------
       Total liabilities and stockholders' equity        $  3,305,842   $   2,362,450
                                                          ============    ============

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,             September 30,
                                                             ------------ -----------  ------------ -----------
                                                                2006         2005         2006         2005
                                                             -----------  -----------  -----------  -----------
Revenues
  Rental                                                    $    64,250  $    47,523  $   171,535  $   135,596
  Tenant recoveries                                              17,527       13,153       44,839       35,622
  Other income                                                    3,431        1,350        7,909        3,140
                                                             -----------  -----------  -----------  -----------
                                                                 85,208       62,026      224,283      174,358
Expenses
  Rental operations                                              19,868       13,950       49,641       38,836
  General and administrative                                      6,653        5,993       19,374       15,180
  Interest                                                       19,041       13,160       50,223       35,729
  Depreciation and amortization                                  19,973       13,744       51,416       39,338
                                                             -----------  -----------  -----------  -----------
                                                                 65,535       46,847      170,654      129,083
Minority interests' share of income                                 709          234        1,449          257
                                                             -----------  -----------  -----------  -----------
Income from continuing operations                                18,964       14,945       52,180       45,018

Income from discontinued operations, net                             --        1,046          701        2,235
                                                             -----------  -----------  -----------  -----------
Net income                                                       18,964       15,991       52,881       47,253

Dividends on preferred stock                                      4,022        4,022       12,067       12,067
                                                             -----------  -----------  -----------  -----------
Net income available to common stockholders                 $    14,942  $    11,969  $    40,814  $    35,186
                                                             ===========  ===========  ===========  ===========
Earnings per share - basic
   Continuing operations (net of preferred stock dividends) $      0.57  $      0.52  $      1.68  $      1.61
   Discontinued operations, net                                      --         0.05         0.03         0.11
                                                             -----------  -----------  -----------  -----------
   Earnings per share - basic                               $      0.57  $      0.57  $      1.71  $      1.72
                                                             ===========  ===========  ===========  ===========
Earnings per share - diluted
   Continuing operations (net of preferred stock dividends) $     0.56  $      0.51  $      1.65  $      1.58
   Discontinued operations, net                                     --         0.05         0.03         0.11
                                                             -----------  -----------  -----------  -----------
   Earnings per share - diluted                             $      0.56  $      0.56  $      1.68  $      1.69
                                                             ===========  ===========  ===========  ===========
Weighted average shares of common stock oustanding

   Basic                                                     26,323,345   21,091,183   23,848,661   20,504,633
                                                             ===========  ===========  ===========  ===========
   Diluted                                                   26,714,050   21,486,731   24,268,236   20,857,755
                                                             ===========  ===========  ===========  ===========

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ----------- ----------
                                                                   2006        2005
                                                                ----------  ----------
Operating Activities
Net income                                                     $   52,881  $   47,253
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sales of property                                             (59)        (36)
Minority interests' share of income                                 1,449         257
Depreciation and amortization                                      51,585      39,965
Amortization of loan fees and costs                                 3,389       5,211
Amortization of premiums on secured notes payable                    (767)       (787)
Stock compensation expense                                          5,883       4,635
Equity in loss (income) related to investments                        665        (404)
Gain on sale of investments                                        (5,609)     (1,288)
Changes in operating assets and liabilties:
  Tenant security deposits and other restricted cash              (22,759)     (1,765)
  Tenant receivables                                                 (248)       (715)
  Deferred rent                                                   (10,731)     (8,660)
  Other assets                                                    (21,663)    (19,546)
  Accounts payable, accrued expenses and tenant security deposits  25,634      22,546
                                                                ----------  ----------
Net cash provided by operating activities                          79,650      86,666
                                                                ----------  ----------

Investing Activities
Purchase of rental properties                                    (509,636)   (169,129)
Proceeds from sale of rental property                              33,040       1,182
Additions to rental properties                                    (76,972)    (56,073)
Additions to properties under development and development land    (95,661)    (60,519)
Additions to investments                                           (7,903)     (7,290)
Proceeds from investments                                          14,466       7,521
                                                                ----------  ----------
Net cash used in investing activities                            (642,666)   (284,308)
                                                                ----------  ----------
Financing Activities
Proceeds from secured notes payable                               474,000      33,580
Principal reductions of secured notes payable                    (194,271)    (27,080)
Principal borrowings from unsecured line of credit and unsecured
  term loan                                                       670,600     279,000
Repayments of unsecured line of credit                           (858,600)   (222,000)
Proceeds from issuance of common stock                            535,262     185,562
Proceeds from exercise of stock options                             3,634       3,424
Dividends paid on common stock                                    (50,454)    (41,109)
Dividends paid on preferred stock                                 (12,067)    (12,067)
Distributions to minority interest                                 (1,178)       (275)
                                                                ----------  ----------
Net cash provided by financing activities                         566,926     199,035
                                                                ----------  ----------
Net increase in cash and cash equivalents                           3,910       1,393
Cash and cash equivalents at beginning of period                    3,911       3,158
                                                                ----------  ----------
Cash and cash equivalents at end of period                     $    7,821  $    4,551
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

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged principally in the ownership, operation, management, acquisition, and selective redevelopment and development for our Life Science Real Estate NicheSM. We refer to these properties as "life science properties". Our life science properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational research entities, as well as government agencies. As of September 30, 2006, we had 151 properties (148 properties located in eight life science markets in the United States and three properties located in Canada) with approximately 10.6 million rentable square feet of office/laboratory space, compared to 127 properties (126 properties in eight life science markets in the United States and one property located in Canada) with approximately 8.4 million rentable square feet of office/laboratory space as of September 30, 2005.

As of September 30, 2006, approximately 88% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2006, approximately 5% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of September 30, 2006, approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

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

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", FASB Emerging Issues Task Force Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", FASB Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" and AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures". Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

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

Rental Properties, Properties Under Development and Land Held For Development

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations", we perform the following procedures when making an allocation of the purchase price of real estate: (1) estimate the fair value of the real estate as of the acquisition date on an "as if vacant" basis; (2) allocate the "as if vacant" value among land, land improvements, buildings, buildings improvements, tenant improvements and equipment; (3) calculate the value of the intangibles as the difference between the "as if vacant" value and the purchase price; and (4) allocate the intangible value to above, below, and at market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets.

The purchase price of some of our acquisitions completed in 2006 has been allocated on a preliminary basis to the respective assets acquired and the liabilities assumed. We expect to finalize our purchase price accounting no later than twelve months from the date of acquisition.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

                                                September 30,   December 31,
                                                    2006            2005
                                                ------------    ------------

Unrealized gain on marketable securities       $     20,078    $     28,373
Unrealized gain on interest rate
     swap agreements                                  1,359           4,867
Unrealized foreign currency translation gain          4,182           1,793
                                                ------------    ------------
                                               $     25,619    $     35,033
                                                ============    ============

The following table provides a reconciliation of comprehensive income (in thousands):

                                                         Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                       ----------  ----------  ----------  ----------
                                                          2006        2005        2006        2005
                                                       ----------  ----------  ----------  ----------

Net income                                            $   18,964  $   15,991  $   52,881  $   47,253

Unrealized (loss) gain on marketable securities           (4,416)      2,646      (8,295)      8,222

Unrealized (loss) gain on interest rate swap agreements  (10,509)      4,620      (3,508)      5,712

Unrealized foreign currency translation gain                 448       1,011       2,389       1,126
                                                       ----------  ----------  ----------  ----------
Comprehensive income                                  $    4,487  $   24,268  $   43,467  $   62,313
                                                       ==========  ==========  ==========  ==========

Earnings Per Share and Dividends Declared

The following table shows the computation of earnings per share, and dividends declared per common share (dollars in thousands, except per share amounts):

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               ------------ -----------  ------------ ------------
                                                  2006         2005         2006          2005
                                               -----------  -----------  -----------  ------------

Net income available to common stockholders   $    14,942  $    11,969  $    40,814  $     35,186
                                               ===========  ===========  ===========  ============

Weighted average shares of common stock
  outstanding - basic                          26,323,345   21,091,183   23,848,661    20,504,633
Add:  dilutive effect of stock options and
  stock grants                                    390,705      395,548      419,575       353,122
                                               -----------  -----------  -----------  ------------

Weighted average shares of common stock
  outstanding - diluted                        26,714,050   21,486,731   24,268,236    20,857,755
                                               ===========  ===========  ===========  ============

Earnings per share - basic                    $      0.57  $      0.57  $      1.71  $       1.72
                                               ===========  ===========  ===========  ============
Earnings per share - diluted                  $      0.56  $      0.56  $      1.68  $       1.69
                                               ===========  ===========  ===========  ============

Dividends declared per common share           $      0.72  $      0.68  $      2.12  $       2.02
                                               ===========  ===========  ===========  ============

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") under the modified-prospective transition method whereby compensation expense is recognized relating to the remaining unvested portion of outstanding stock options at the time of adoption, and the expense is recognized over the remaining service period. In addition, SFAS 123R requires that we account for an estimate of awards that are expected to vest and to revise the estimate for actual forfeitures. The adoption of SFAS 123R did not have a material impact on our financial statements since all awards accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") were fully vested prior to the adoption of SFAS 123R. Effective January 1, 2003, we had adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123") prospectively to all employee awards granted, modified or settled after January 1, 2003. For 2002 and all prior years, we had elected to follow ABP 25 and related interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. We have not granted any stock options since 2002.

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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               ------------ -----------  ------------ ------------
                                                  2006         2005         2006          2005
                                               -----------  -----------  -----------  ------------
Net income available to common
  stockholders, as reported                   $    14,942  $    11,969  $    40,814  $     35,186
Fair value of stock-based compensation cost            --          (22)          --          (152)
                                               -----------  -----------  -----------  ------------
Pro forma net income available to common
  stockholders                                $    14,942  $    11,947  $    40,814  $     35,034
                                               ===========  ===========  ===========  ============
Income per common share:
  Basic - as reported                         $      0.57  $      0.57  $      1.71  $       1.72
                                               ===========  ===========  ===========  ============
  Basic - pro forma                           $      0.57  $      0.57  $      1.71  $       1.71
                                               ===========  ===========  ===========  ============

  Diluted - as reported                       $      0.56  $      0.56  $      1.68  $       1.69
                                               ===========  ===========  ===========  ============
  Diluted - pro forma                         $      0.56  $      0.56  $      1.68  $       1.68
                                               ===========  ===========  ===========  ============

3. Rental Properties, Net

Rental properties, net consist of the following (in thousands):

                                                September 30,   December 31,
                                                    2006            2005
                                                ------------    ------------

Land                                           $    357,807    $    296,841
Buildings and building improvements               2,389,842       1,559,385
Other improvements                                  195,668         153,482
                                                ------------    ------------
                                                  2,943,317       2,009,708
Less accumulated depreciation                      (260,095)       (220,890)
                                                ------------    ------------
                                               $  2,683,222    $  1,788,818
                                                ============    ============

In July 2006, we completed the acquisition of a 90% equity interest in the leasehold interest in 10.4 acres commonly known as Technology Square ("Tech Square") at Massachusetts Institute of Technology ("MIT") in Cambridge, Massachusetts. The remaining 10% equity interest was retained by MIT. MIT is also a tenant at Tech Square occupying 178,952 rentable square feet as of September 30, 2006. The results of Tech Square's operations have been included in the Company's consolidated financial statements since that date. Tech Square consists of a seven building campus (including a 1,593 space covered car parking garage and a 49 space surface parking lot) containing approximately 1.2 million square feet and is subject to a ground lease with an affiliate of MIT through December 31, 2064.

In accordance with FAS 141, we allocated the purchase price based upon the relative fair values of the assets acquired and liabilities assumed including rental properties of $620 million, other assets of $5 million, secured notes payable of $233 million, accounts payable, accrued expenses and tenant security deposits of $26 million and minority interest of $37 million.

On an unaudited pro forma basis, reflecting the acquisitions of Tech Square, the issuance of common 2.5 million shares of common stock with proceeds of approximately $232 million and borrowings on our unsecured line of credit of approximately $106 million as if it had occurred on January 1, 2006 and 2005, the Company would have reflected total consolidated revenues of $255.0 million and $211.4 million for the nine months ended September 30, 2006 and 2005, respectively. Net income available to common stockholders would have been approximately $43.9 million and $38.4 million for the nine months ended September 30, 2006 and 2005, respectively. Net income available to common stockholders on a diluted per share basis would have been $1.64 for the nine months ended September 30, 2006 and 2005.

4. Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered "available for sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are recorded at fair value. Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating and financial policies of the entities in which we invest. Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Emerging Issues Task Force Topic D- 46, "Accounting for Limited Partnerships" ("EITF Topic D-46"). For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

The following table summarizes our available-for-sale securities (in thousands):

                                                September 30,   December 31,
                                                    2006            2005
                                                ------------    ------------

Adjusted cost of available-for-sale securities $      4,793    $      4,740
Gross unrealized gains                               21,487          29,135
Gross unrealized losses                              (1,409)           (762)
                                                ------------    ------------
Fair value of available-for-sale securities    $     24,871    $     33,113
                                                ============    ============

We believe that the gross unrealized losses shown above are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of September 30, 2006 and December 31, 2005.

Our investments in privately held entities as of September 30, 2006 and December 31, 2005 totaled $47,225,000 and $48,897,000, respectively. Of these totals, $46,628,000 and $47,164,000 are accounted for under the cost method. The remainder ($597,000 and $1,733,000 as of September 30, 2006 and December 31, 2005, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of September 30, 2006, there were no unrealized losses in our investments in privately held entities.

5. Unsecured Line of Credit and Unsecured Term Loan

As of September 30, 2006, we had an unsecured line of credit that provides for borrowings of up to $500 million. As of September 30, 2006, we had borrowings of $52 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.48% and a maturity date of December 2007. As of September 30, 2006, we had an unsecured term loan with outstanding borrowings of $500 million with a weighted average interest rate of 6.48% and a maturity date of December 2009.

In October 2006, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1 billion to $1.4 billion consisting of a $800 million unsecured revolving credit facility and a $600 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $350 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. The unsecured line of credit and unsecured term loan, as amended, matures in October 2010 and October 2011, respectively. The unsecured line of credit and unsecured term loan may be extended at our sole option for an additional one-year period.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan may increase up to a maximum combined amount of $1.4 billion.

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

The following table summarizes our interest rate swap agreements as of September 30, 2006 (dollars in thousands):

                                        Notional   Effective at   Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts   Sept. 30, 2006  Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

December 2003      December 30, 2005     50,000   $     50,000     4.150%    December 29, 2006  $   144

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008      (153)

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      147

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      147

April 2004         April 28, 2006        50,000         50,000     4.230%    April 30, 2007         302

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008          25

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007          334

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008      1,007

December 2004      January 3, 2006       50,000         50,000     3.927%    July 1, 2008           978

May 2005           December 30, 2005     25,000         25,000     4.120%    November 30, 2006       51

May 2005           June 30, 2006         50,000         50,000     4.270%    June 29, 2007          363

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007      189

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008          214

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008       74

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009          131

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009       47

December 2005      December 29, 2006     50,000             --     4.730%    November 30, 2009      203

December 2005      December 29, 2006     50,000             --     4.740%    November 30, 2009      190

December 2005      January 2, 2008       50,000             --     4.768%    December 31, 2010       86

June 2006          June 30, 2006        125,000        125,000     5.299%    September 30, 2009  (1,353)

June 2006          October 31, 2008      50,000             --     5.340%    December 31, 2010     (436)

June 2006          October 31, 2008      50,000             --     5.347%    December 31, 2010     (443)

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010         (444)

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010         (444)
                                                  -------------                                 --------
Total Notional Amount in Effect at Sept. 30, 2006 $    500,000                                  $ 1,359
                                                  =============                                 ========

7. Minority Interest

Minority interest represents the third party interests in certain entities, which own nine properties and one development parcel and are included in our consolidated financial statements. We have a controlling interest in these entities. Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders' proportionate share of the net earnings or losses of each respective entity. Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements. As of September 30, 2006 and December 31, 2005 the aggregate minority interest balances related to these entities were approximately $57.4 million and $20.1 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

8. Stockholders' Equity

In September 2006, we sold 2,500,000 shares of our common stock in an underwritten offering. The shares were issued at a price of $94.75 per share, resulting in aggregate proceeds of approximately $232.2 million (after deducting underwriting discounts and other offering costs).

In June 2006, we sold 3,795,000 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriter's over- allotment option). The shares were issued at a price of $84.00 per share, resulting in aggregate proceeds of approximately $303.1 million (after deducting underwriting discounts and other offering costs).

In September 2006, we declared a cash dividend on our common stock aggregating $21,012,000 ($0.72 per share) for the calendar quarter ended September 30, 2006. In September 2006, we also declared cash dividends on our 9.10% Series B Cumulative Redeemable Preferred Stock ("Series B preferred stock") and 8.375% Series C Cumulative Redeemable Preferred Stock ("Series C preferred stock") aggregating $1,308,000 ($0.56875 per share) and $2,714,000 ($0.5234375 per share), respectively, for the period July 15, 2006 through October 13, 2006. The dividends on our common stock, Series B preferred stock and Series C preferred stock were paid on October 13, 2006.

9. Non-Cash Transactions

During the nine months ended September 30, 2006, we assumed one secured note payable and minority interest in connection with the acquisition of seven properties, in one transaction, located in the Eastern Massachusetts market. During the nine months ended September 30, 2005, we assumed six secured notes payable in connection with the acquisition of six properties, in six separate transactions, located in the San Francisco Bay, Suburban Washington D.C., Eastern Massachusetts and Washington - Seattle markets. The following table summarizes these transactions (in thousands):

                                         Nine Months Ended
                                           September 30,
                                    ----------------------------
                                        2006            2005
                                    ------------    ------------
Aggregate purchase price           $    600,000   $      44,959
Minority interest                        36,898              --
Secured notes payable assumed           224,998          25,466
                                    ------------    ------------
Cash paid for properties           $    338,104   $      19,493
                                    ============    ============

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

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

                                             Three Months Ended           Nine Months Ended
                                               September 30,                September 30,
                                          --------------------------   --------------------------
                                             2006           2005          2006           2005
                                          -----------    -----------   -----------    -----------

Total revenue                            $        --    $     1,753   $     1,202    $     3,777
Operating expenses                                --            414           391            951
                                         ------------   ------------  ------------   ------------
Revenue less operating expenses                   --          1,339           811          2,826
Depreciation expense                              --            329           169            627
Income before gain/(loss) on             ------------   ------------  ------------   ------------
   sales of property                              --          1,010           642          2,199
Gain/(loss) on sales of property                  --             36            59             36
                                         ------------   ------------  ------------   ------------
Income from discontinued operations, net $        --    $     1,046   $       701    $     2,235
                                         ============   ============  ============   ============

                                          September 30,  December 31,
                                             2006           2005
                                         ------------   ------------
Properties held for sale, net            $        --    $    37,329
Other assets                                      --          3,403
                                         ------------   ------------
Total assets                             $        --    $    40,732
                                         ============   ============
Total liabilities                                 --            373
                                         ------------   ------------
Net assets of discontinued operations    $        --    $    40,359
                                         ============   ============

Income from discontinued operations, net includes the results of operations of one property we sold during the third quarter of 2005, and three properties we sold during the second quarter of 2006. During the second quarter of 2006, we sold one property located in the New Jersey/Suburban Philadelphia market and we sold two properties located in the Suburban Washington D.C. market that had been designated as "held for sale" during the first quarter of 2006. The total sale price for the properties sold in the second quarter of 2006 was approximately $41.8 million. In connection with these sales, we recorded a gain on sales of property of approximately $59,000. During the third quarter of 2005, we sold one property located in the Southeast market. The total sale price for the property sold in the third quarter of 2005 was approximately $1.3 million. In connection with this sale, we recorded a gain of approximately $36,000.

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

As of September 30, 2006, we had 151 properties containing approximately 10.6 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 93% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment. Our primary sources of revenue are rental income and tenant recoveries from leases of our properties. The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

As of September 30, 2006, approximately 88% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2006, approximately 5% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of September 30, 2006, approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended September 30, 2006 ("Third Quarter 2006") to Three Months Ended September 30, 2005 ("Third Quarter 2005")

Rental revenues increased by $16.7 million, or 35%, to $64.3 million for Third Quarter 2006 compared to $47.5 million for Third Quarter 2005. The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped after July 1, 2005 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $4.4 million, or 33%, to $17.5 million for Third Quarter 2006 compared to $13.2 million for Third Quarter 2005. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after July 1, 2005.

Other income for Third Quarter 2006 of $3.4 million and $1.4 million for Third Quarter 2005 represents construction management fees, storage, interest and investment income. The increase in other income from Third Quarter 2006 compared to Third Quarter 2005 is due to overall increases from each of these sources of other income. As a percentage of total revenues, other income for Third Quarter 2006 remained relatively consistent with Third Quarter 2005 at approximately 2-4% of total revenues.

Rental operating expenses increased by $5.9 million, or 42%, to $19.9 million for Third Quarter 2006 compared to $14.0 million for Third Quarter 2005. The increase resulted primarily from rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after July 1, 2005. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $0.7 million, or 11%, to $6.7 million for Third Quarter 2006 compared to $6.0 million for Third Quarter 2005 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 127 properties with approximately 8.4 million rentable square feet at September 30, 2005 to 151 properties with approximately 10.6 million rentable square feet at September 30, 2006. As a percentage of total revenues, general and administrative expenses for Third Quarter 2006 remained relatively consistent with Third Quarter 2005 at approximately 8-9% of total revenues.

Interest expense increased by $5.9 million, or 45%, to $19.0 million for Third Quarter 2006 compared to $13.2 million for Third Quarter 2005. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the variable interest rates on our unsecured line of credit, unsecured term loan and other variable rate debt. These borrowings were utilized to finance the acquisition of properties in 2005 and 2006, and the development and redevelopment of properties. The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 5.17% as of September 30, 2005 to 6.48% as of September 30, 2006. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Interest Rate Swaps").

Depreciation and amortization increased by $6.2 million, or 45%, to $20.0 million for Third Quarter 2006 compared to $13.7 million for Third Quarter 2005. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after July 1, 2005.

Income from discontinued operations of $1.0 million for Third Quarter 2005 reflects the results of operations of three properties that were designated as "held for sale" as of March 31, 2006, and one property that was designated as "held for sale" as of June 30, 2005. There were no properties designated as "held for sale" as of September 30, 2006.

Comparison of Nine Months Ended September 30, 2006 ("Nine Months 2006") to Nine Months Ended September 30, 2005 ("Nine Months 2005")

Rental revenues increased by $35.9 million, or 27%, to $171.5 million for Nine Months 2006 compared to $135.6 million for Nine Months 2005. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped after January 1, 2005 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $9.2 million, or 26%, to $44.8 million for Nine Months 2006 compared to $35.6 million for Nine Months 2005. The increase resulted primarily from properties acquired, placed in service or redeveloped after January 1, 2005.

Other income for Nine Months 2006 of $7.9 million and $3.1 million for Nine Months 2005 represents construction management fees, storage, interest and investment income. The increase in other income from Nine Months 2006 compared to Nine Months 2005 is due to overall increases in each of these sources of other income. As a percentage of total revenues, other income for Nine Months 2006 remained relatively consistent with Nine Months 2005 at approximately 2-4% of total revenues.

Rental operating expenses increased by $10.8 million, or 28%, to $49.6 million for Nine Months 2006 compared to $38.8 million for Nine Months 2005. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after January 1, 2005. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $4.2 million, or 28%, to $19.4 million for Nine Months 2006 compared to $15.2 million for Nine Months 2005 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 127 properties with approximately 8.4 million rentable square feet at September 30, 2005 to 151 properties with approximately 10.6 million rentable square feet at September 30, 2006. As a percentage of total revenues, general and administrative expenses for Nine Months 2006 remained relatively consistent with Nine Months 2005 at approximately 8-9% of total revenues.

Interest expense increased by $14.5 million, or 41%, to $50.2 million for Nine Months 2006 compared to $35.7 million for Nine Months 2005. The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt. These borrowings were utilized to finance the acquisition of properties in 2005 and 2006, and the development and redevelopment of properties. The weighted average effective interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 5.17% as of September 30, 2005 to 6.48% as of September 30, 2006. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and Capital Resources - Interest Rate Swaps ").

Depreciation and amortization increased by $12.1 million, or 31%, to $51.4 million for Nine Months 2006 compared to $39.3 million for Nine Months 2005. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2005.

Income from discontinued operations, net was $0.7 million and $2.2 million for Nine Months 2006 and Nine Months 2005, respectively. It reflects the results of operations of three properties that were designated as "held for sale" as of March 31, 2006, and one property that was designated as "held for sale" as of June 30, 2005.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Nine Months 2006 decreased by $7.0 million to $79.7 million compared to $86.7 million for Nine Months 2005. The decrease resulted primarily from an increase in tenant security deposits and other restricted cash offset by an increase in cash flows from our operating activities.

Net cash used in investing activities for Nine Months 2006 increased by $358.4 million to $642.7 million compared to $284.3 million for Nine Months 2005. This increase was primarily due to a higher amount of purchases of rental properties including redevelopment properties, and additions to properties under development and development land for the Nine Months 2006.

Net cash provided by financing activities for Nine Months 2006 increased by $367.9 million to $566.9 million compared to $199.0 million for Nine Months 2005. This increase was primarily due to the net proceeds from the issuance of common stock and proceeds from secured debt financings offset by repayment of debt during the Nine Months 2006.

Contractual obligations and commitments

Contractual obligations as of September 30, 2006, consist of the following (dollars in thousands):

                                                       Payments by Period
                                              ------------------------------------------
                                   Total        2006    2007-2008  2009-2010  Thereafter
                               -------------  --------  ---------  ---------  ----------
Contractual Obligations
Secured notes payable (1)     $   1,167,162  $ 14,034  $ 375,054  $ 139,313  $  638,761

Unsecured line of credit and
  unsecured term loan               552,000        --     52,000    500,000          --

Ground lease obligations            177,977       933      7,538      7,664     161,842

Other obligations                     6,121       273      2,051      1,963       1,834
                               -------------  --------  ---------  ---------  ----------
Total                         $   1,903,260  $ 15,240  $ 436,643  $ 648,940  $  802,437
                               =============  ========  =========  =========  ==========

(1) Excludes unamortized premiums of $2.2 million as of September 30, 2006.

Secured notes payable as of September 30, 2006 included 35 notes secured by 79 properties and 11 land development parcels.

As of September 30, 2006, the unsecured line of credit matures in December 2007 and may be extended at our sole option for an additional one-year period. The unsecured term loan matures in December 2009.

Ground lease obligations as of September 30, 2006 include leases for fourteen of our properties and one land development parcel. These lease obligations have remaining lease terms of 27 to 58 years, exclusive of extension options.

In addition to the above, we were committed as of September 30, 2006 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $80.5 million.

As of September 30, 2006, we were also committed to fund approximately $35.3 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $24.1 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consist of the following (in thousands):

                                             September 30,   December 31,
                                                 2006           2005
                                              --------      ---------

Funds held in trust under the terms of
   certain secured notes payable              $  32,071      $  13,838
Other funds                                      11,701          5,128
                                               ---------      ---------
                                              $  43,772      $  18,966
                                               =========      =========

Secured notes payable

Secured notes payable consists of the following (dollars in thousands):

                                September 30, December 31,
                                    2006          2005
                                ------------  ------------
Secured notes payable (1)      $  1,167,162  $    662,147
Unamortized premiums                  2,186         4,519
                                ------------  ------------
Total secured notes payable    $  1,169,348  $    666,666
                                ============  ============

  Interest rates varying from 3.73% to 8.71%, (weighted average interest rates of 6.26% and 6.31% at September 30, 2006 and December 31, 2005, respectively), maturity dates ranging from December 2006 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest. At September 30, 2006, our secured notes payable were comprised of $949.7 million and $219.6 million of fixed and variable rate debt, respectively, compared to $595.9 million and $70.8 million of fixed and variable rate debt, respectively, at December 31, 2005.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of September 30, 2006 (in thousands):

                                        Weighted
                                         Average
         Year             Amount        Interest Rate (1)
----------------------  -----------    -----------

         2006          $    14,034           6.26%
         2007               85,144           6.23%
         2008              289,910           6.17%
         2009               45,955           6.26%
         2010               93,358           6.23%
      Thereafter           638,761           6.09%
                        -----------
       Subtotal          1,167,162
 Unamortized premiums        2,186
                        -----------
        Total          $ 1,169,348
                        ===========

(1) The weighted average interest rate is calculated based on the outstanding debt as of October 1st for 2006, and as of January 1st for each year thereafter.

Unsecured line of credit and unsecured term loan

As of September 30, 2006, we had an unsecured line of credit that provides for borrowings of up to $500 million. As of September 30, 2006, we had borrowings of $52 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.48% and a maturity date of December 2007. As of September 30, 2006, we had an unsecured term loan with outstanding borrowings of $500 million with a weighted average interest rate of 6.48% and a maturity date of December 2009.

In October 2006, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1 billion to $1.4 billion consisting of a $800 million unsecured revolving credit facility and a $600 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $350 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate, plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. The unsecured line of credit and unsecured term loan, as amended, matures in October 2010 and October 2011, respectively. The unsecured line of credit and unsecured term loan may be extended at our sole option for an additional one-year period.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under the unsecured line of credit and unsecured term loan may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate borrowings available under the unsecured line of credit and unsecured term loan may increase up to a maximum combined amount of $1.4 billion.

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

The following table summarizes our interest rate swap agreements as of September 30, 2006 (dollars in thousands):

                                        Notional   Effective at   Interest     Termination        Fair
Transaction Dates  Effective Dates      Amounts   Sept. 30, 2006  Pay Rates       Dates          Values
------------------ ---------------   ------------ -------------   --------   ----------------   --------

December 2003      December 30, 2005     50,000   $     50,000     4.150%    December 29, 2006  $   144

December 2003      December 29, 2006     50,000             --     5.090%    October 31, 2008      (153)

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      147

March 2004         December 31, 2004     25,000         25,000     2.956%    December 31, 2006      147

April 2004         April 28, 2006        50,000         50,000     4.230%    April 30, 2007         302

April 2004         April 30, 2007        50,000             --     4.850%    April 30, 2008          25

June 2004          June 30, 2005         50,000         50,000     4.343%    June 30, 2007          334

December 2004      December 31, 2004     50,000         50,000     3.590%    January 2, 2008      1,007

December 2004      January 3, 2006       50,000         50,000     3.927%    July 1, 2008           978

May 2005           December 30, 2005     25,000         25,000     4.120%    November 30, 2006       51

May 2005           June 30, 2006         50,000         50,000     4.270%    June 29, 2007          363

May 2005           November 30, 2006     25,000             --     4.330%    November 30, 2007      189

May 2005           June 29, 2007         50,000             --     4.400%    June 30, 2008          214

May 2005           November 30, 2007     25,000             --     4.460%    November 28, 2008       74

May 2005           June 30, 2008         50,000             --     4.509%    June 30, 2009          131

May 2005           November 28, 2008     25,000             --     4.615%    November 30, 2009       47

December 2005      December 29, 2006     50,000             --     4.730%    November 30, 2009      203

December 2005      December 29, 2006     50,000             --     4.740%    November 30, 2009      190

December 2005      January 2, 2008       50,000             --     4.768%    December 31, 2010       86

June 2006          June 30, 2006        125,000        125,000     5.299%    September 30, 2009  (1,353)

June 2006          October 31, 2008      50,000             --     5.340%    December 31, 2010     (436)

June 2006          October 31, 2008      50,000             --     5.347%    December 31, 2010     (443)

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010         (444)

June 2006          June 30, 2008         50,000             --     5.325%    June 30, 2010         (444)
                                                  -------------                                 --------
Total Notional Amount in Effect at Sept. 30, 2006 $    500,000                                  $ 1,359
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

As of September 30, 2006 and December 31, 2005, our interest rate swap agreements were classified in other assets and accounts payable, accrued expenses, and tenant security deposits at their fair values aggregating approximately $1.4 million and $4.9 million, respectively, with the offsetting adjustment reflected as net unrealized gains in accumulated other comprehensive income in stockholders' equity. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.

Other Resources and Liquidity Requirements

In September 2006, we sold 2,500,000 shares of our common stock in an underwritten offering. The shares were issued at a price of $94.75 per share, resulting in aggregate proceeds of approximately $232.2 million (after deducting underwriting discounts and other offering costs).

In June 2006, we sold 3,795,000 shares of our common stock in an underwritten offering (including the shares issued upon exercise of the underwriters' over- allotment option). The shares were issued at a price of $84.00 per share, resulting in aggregate proceeds of approximately $303.1 million (after deducting underwriting discounts and other offering costs).

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the nine months ended September 30, 2006 (in thousands):
Property-related capital expenditures (1)	$ 952
Leasing costs (2)	$ 289
Property-related redevelopment costs (3)	$ 81,610
Property-related development costs (3)	$ 96,971

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

Inflation

As of September 30, 2006, approximately 88% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2006, approximately 5% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders for the three and nine months ended September 30, 2006 and 2005 (in thousands):

                                               For the Three Months Ended  For the Nine Months Ended
                                                   September 30,               September 30,
                                               ----------------------      ------------------------
                                                  2006        2005            2006         2005
                                               ----------  ----------      ----------  ------------

Net income available to common stockholders      $14,942     $11,969         $40,814       $35,186
Add:
     Depreciation and amortization (1)            19,973      14,073          51,585        39,965
     Minority interests' share of income             709         234           1,449           257
Subtract:
     Gain on sales of property (2)                    --         (36)            (59)          (36)
     FFO allocable to minority interest             (394)       (271)         (1,178)         (275)
                                               ----------  ----------      ----------  ------------
Funds from operations available to
  common stockholders                            $35,230     $25,969         $92,611       $75,097
                                               ==========  ==========      ==========  ============
  Includes depreciation and amortization on assets sold or "held for sale" reflected as discontinued operations (for the periods prior to when such assets were sold or designated as "held for sale").
  Gain on sales of property relates to the disposition of one property in the New Jersey/Suburban Philadelphia market and two properties in the Suburban Washington D.C. market during the second quarter of 2006 and one property in the Southeast market during the third quarter of 2005.

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2006 (dollars in thousands):

                                                          Rentable Square Feet      Annualized
                                   Number of  -----------------------------------      Base     Occupancy
                                  Properties   Operating  Redevelopment  Total       Rent (1)  Percentages (1)
                                  ----------- ----------- ----------- -----------  ----------- ------------
Markets
California - Los Angeles Metro             2      40,443      20,560      61,003   $      882         86.4%
California - San Diego                    27   1,151,606     158,650   1,310,256       29,955         93.3%
California - San Francisco Bay            21   1,493,891      88,400   1,582,291       44,853         94.4%
Eastern Massachusetts                     35   2,722,031     207,526   2,929,557       92,433         95.3%
New Jersey/Suburban Philadelphia           8     443,349          --     443,349        8,906         96.6%
Southeast                                 11     539,203      45,841     585,044        8,802         78.8%(2)
Suburban Washington D.C.                  32   2,575,370          --   2,575,370       53,805         92.8%
Washington - Seattle                      12     837,335      12,719     850,054       24,937         89.0%
International - Canada                     3     296,362          --     296,362        6,490        100.0%
                                  ----------- ----------- ----------- -----------  ----------- ------------
Total                                    151  10,099,590     533,696  10,633,286   $  271,063         93.1%
                                  =========== =========== =========== ===========  =========== ============

________

  Excludes spaces at properties totaling 533,696 square feet undergoing a permanent change in use to office/laboratory space through redevelopment. Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of September 30, 2006 was 88.4%.
  All, or substantially all, of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2006:

                                  Square      Percentage of    Annualized Base
   Year of     Number of        Footage of      Aggregate      Rent of Expiring
    Lease       Expiring         Expiring    Portfolio Leased    Leases (per
 Expiration      Leases           Leases       Square Feet       square foot)
------------- ------------    -------------- ----------------  ----------------

    2006           44     (1)       440,647        4.7%             $23.21
    2007           55             1,007,782       10.7%             $27.71
    2008           37               717,550        7.6%             $26.85
    2009           43               658,136        7.0%             $21.81
    2010           34               795,862        8.5%             $26.50
 Thereafter       126             5,777,835       61.5%             $30.84

_________

  Includes month-to-month leases for approximately 58,000 square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, September 30, 2006, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $1.2 million. We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on September 30, 2006 would increase annual future earnings by approximately $1.2 million. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair values by approximately $59.5 million at September 30, 2006. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair values by approximately $62.6 million at September 30, 2006.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2006. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

By way of example, a 10% decrease in the fair values of our equity investments as of September 30, 2006 would decrease their fair values by approximately $7.2 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

10.1	Purchase and Sale Contract Between Technology Square Finance, LLC as Seller and ARE-MA Region No. 31, LLC as Buyer as of July 3, 2006
10.2	First Amendment to Purchase and Sale Contract Between Technology Square Finance, LLC and ARE-MA Region No. 31, LLC as of July 10, 2006
10.3	Second Amendment to Purchase and Sale Contract Between Technology Square Finance, LLC and ARE-MA Region No. 31, LLC as of July 14, 2006
10.4	Third Amendment to Purchase and Sale Contract Between Technology Square Finance, LLC and ARE-MA Region No. 31, LLC as of July 26, 2006
10.5	Fourth Amendment to Purchase and Sale Contract Between Technology Square Finance, LLC and ARE-MA Region No. 31, LLC as of July 27, 2006
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2006.

ALEXANDRIA REAL ESTATE EQUITIES INC.

/s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer (Principal Executive Officer)
/s/ Dean A. Shigenaga Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)