Form 10-K
period 2006-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2007-03-01
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2006

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

Large accelerated filer    ☒          Accelerated filer    ☐          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $2.3 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2006.

      As of February 26, 2007, the registrant had outstanding 29,425,361 shares of Common Stock.

Documents Incorporated By Reference

     Part III of this report incorporates certain information by reference from the registrant's definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this report in connection with the registrant's annual meeting of stockholders to be held on or about May 23, 2007.

     PDF provided as courtesy

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify some of the forward-looking statements by the use of forward-looking words such as "believes", "expects", "may", "will", "should", "seeks", "intends", "plans", "estimates" or "anticipates", or the negative of these words or similar words. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described below in this report and under the headings "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation". We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise.

As used in this Form 10-K, references to the "Company", "we", "our", and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Item 1. Business

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. We are engaged principally in the ownership, operation, management, selective redevelopment, development and acquisition of properties for the life sciences industry. Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational research entities, as well as governmental agencies. Our properties leased to tenants in the life science industry typically consist of buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the life science industry. We refer to such properties as "life science properties". As of December 31, 2006, we had 159 properties (156 properties located in nine states in the United States and three properties located in Canada) with approximately 11.2 million rentable square feet of office/laboratory space plus 1.2 million square footage undergoing ground-up development and an imbedded pipeline for ground-up development of approximately 5.9 million additional rentable square feet.

Business and growth strategy

We focus our property operations and investment activities principally in the following life science markets:

  California - Los Angeles Metro;
  California - San Diego;
  California - San Francisco Bay;
  Eastern Massachusetts;
  International - Canada;
  New Jersey/Suburban Philadelphia;
  New York City;
  Southeast;
  Suburban Washington D.C.; and
  Washington - Seattle.

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

We seek to maximize growth in funds from operations ("FFO") and cash available for distribution to our stockholders through the ownership, operation, management, selective redevelopment, development and acquisition of life science properties, as well as management of our balance sheet. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution by:

  redeveloping existing office, warehouse or shell space or newly acquired properties into generic laboratory space that can be leased at higher rental rates in our target life science cluster markets;
  selectively developing properties in our target life science cluster markets;
  acquiring high quality life science properties in our target life science cluster markets at prices that enable us to realize attractive returns;
  retenanting and re-leasing space at higher rental rates while minimizing tenant improvement costs;
  realizing contractual rental rate escalations, which are currently provided for in approximately 89% of our leases (on a square footage basis);
  implementing effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures; and
  maintaining a strong and flexible balance sheet.

We seek to achieve a significant component of our growth primarily from internal growth through selective redevelopment and development, favorable lease terms and successful leasing activity. In addition, our internal growth strategy is supplemented with external growth through selective acquisition of properties in our target life science cluster markets.

Internal growth

We seek to achieve internal growth from several sources. For example, we seek to:

  redevelop existing and/or newly acquired space to higher rent, generic laboratory space;
  develop office/laboratory properties;
  improve investment returns through leasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;
  include rental rate escalation provisions in our leases;
  implement effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures; and
  achieve higher rental rates from existing tenants as existing leases expire.

Redevelopment

We seek to enhance our growth by redeveloping existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates. As of December 31, 2006, we had approximately 613,000 rentable square feet undergoing redevelopment at 13 properties. In addition to properties undergoing redevelopment, as of December 31, 2006, our asset base contained imbedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.2 million rentable square feet.

Development

We seek to acquire strategic land parcels in key life science cluster markets to enhance our growth through ground-up development projects. Our development strategy is primarily to pursue selective projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions. We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2006, we had four parcels of land undergoing development for approximately 1,176,000 rentable square feet of office/laboratory space. In addition to properties undergoing development, as of December 31, 2006, our asset base contained strategically located land with ground-up development opportunities for approximately 5.9 million developable square feet of office/laboratory space.

Acquisitions

We seek to identify and acquire high quality life science properties in our target life science cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including:

  opportunities to redevelop existing space into higher rent generic laboratory space;
  opportunities to develop office/laboratory properties;
  location of the property and our strategy in the relevant market;
  quality of existing and prospective tenants;
  condition and capacity of the building infrastructure;
  quality and generic characteristics of laboratory facilities;
  physical condition of the structure and common area improvements; and
  opportunities available for leasing vacant space and for retenanting occupied space.

Financing and working capital

We believe that cash provided by operations, our unsecured line of credit and our unsecured term loan will be sufficient to fund our working capital requirements. We generally expect to finance future redevelopment, development and acquisition of properties through our unsecured line of credit and unsecured term loan and, then, to refinance some or all of that indebtedness periodically with additional equity or debt capital. We may also issue shares of our common stock, preferred stock or interests in our subsidiaries to fund future operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and capital resources-Unsecured line of credit and unsecured term loan".

We seek to maintain a balance between the amounts of our fixed and variable rate debt with a view to moderating our exposure to interest rate risk. We also use financial instruments, such as interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and our unsecured term loan. Interest rate swap agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal or "notional amount". Interest received under our current interest rate swap agreements is based on the one-month London interbank offered rate, or LIBOR. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and capital resources-Interest rate swaps" for a more complete discussion of our unsecured line of credit, unsecured term loan, interest rate swap agreements and other outstanding indebtedness.

Preferred securities

We expect to continue to issue additional series of preferred stock that are senior to our common stock. At December 31, 2006, we had preferred stock with a liquidation preference of approximately $187 million. The preferred stock has general preference rights with respect to liquidation and quarterly distributions. In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock with aggregate proceeds of approximately $124.0 million. In July 2004, we redeemed all 1,543,500 outstanding shares of our 9.50% Series A cumulative redeemable preferred stock at an aggregate redemption price of approximately $38.6 million. In February 2007, we announced that we will redeem all 2,300,000 outstanding shares of our 9.10% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends through the redemption date of March 20, 2007. Future redemptions or repurchases of our preferred securities may occur after their respective call dates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and capital resources- Other resources and liquidity requirements".

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

Employees

As of December 31, 2006, we had 105 full-time employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

Item 1A. Risk Factors

We are largely dependent on the life science industry for revenues from lease payments

In general, our strategy is to invest primarily in properties used by tenants in the life science industry. Our business could be adversely affected if the life science industry experiences an economic downturn or migrates from U.S. to other countries. Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular life science industry tenant and could require modification before we are able to re-lease vacant space to another life science industry tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

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
  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from private investors, the public markets, companies in the life science industry or federal, state and local governments. Such funding may become unavailable or difficult to obtain.
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

As of December 31, 2006, we had 370 leases with a total of 310 tenants, and 80 of our 159 properties were single-tenant properties. Our three largest tenants accounted for approximately 14.9% of our aggregate annualized base rent, or approximately 7.9%, 3.9% and 3.1%, respectively. "Annualized base rent" means the annualized fixed base rental amount in effect as of December 31, 2006, using rental revenues calculated on a straight-line basis in accordance with United States generally accepted accounting principles ("GAAP"). Annualized base rent does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

Our U.S. government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay us

U.S. government tenants may be subject to annual budget appropriations. If one of our U.S. government tenants fails to receive its annual budget appropriation, it might not be able to make its lease payments to us. In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances. As of December 31, 2006, leases with U.S. government tenants at our properties accounted for approximately 3.2% of our aggregate annualized base rent.

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business

Our revenues are derived primarily from rental payments and reimbursement of operating expense under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space. Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions and lease commissions, may be less favorable to us than current lease terms. Consequently, we could lose the cash flow from the affected property, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected property. As of December 31, 2006, leases at our properties representing approximately 12.8% and 7.9% of the total square footage of our properties were scheduled to expire in 2007 and 2008, respectively.

Poor economic conditions in our markets could adversely affect our business

Our properties are located only in the following markets:

  California - Los Angeles Metro;
  California - San Diego;
  California - San Francisco Bay;
  Eastern Massachusetts;
  International - Canada;
  New Jersey/Suburban Philadelphia;
  New York City;
  Southeast;
  Suburban Washington D.C.; and
  Washington - Seattle.

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

We may have difficulty managing our growth

We expect to continue to grow by selectively redeveloping, developing and acquiring additional properties in our key life science cluster markets. To manage our growth effectively, we must successfully integrate new properties into our existing operations. We may not succeed with the integration. In addition, we may not effectively manage new properties, and new properties may not perform as expected. Our business could be adversely affected if we are unsuccessful in managing our growth.

Our debt service obligations may have adverse consequences on our business operations

We use debt to finance our operations, including redevelopment, development and acquisitions of properties. Our use of debt may have adverse consequences, including the following:

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
  We may be subject to a significant increase in the variable interest rates on our unsecured line of credit and unsecured term loan and certain other borrowings, which could adversely impact our operations.

As of December 31, 2006, we had outstanding mortgage indebtedness of approximately $1.2 billion, secured by 76 properties and 11 land development parcels, and outstanding debt under our unsecured line of credit and unsecured term loan of $850 million. In January 2007, we completed a private offering of $460 million of 3.70% convertible unsecured notes due in 2027.

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

We may not be able to obtain additional capital to further our business objectives

Our ability to redevelop, develop or acquire properties depends upon our ability to obtain capital. Periodically, the real estate industry experiences reduced supplies of favorably-priced equity or debt capital, which decreases the level of new investment activity by publicly-traded real estate companies. A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing and completing desirable investments, which could adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of then existing stockholders.

We have filed a "shelf" registration statement on Form S-3, under which we may offer from time to time and at our discretion, common stock, preferred stock, warrants and debt securities in amounts, at prices and on terms to be determined at the time of offering.

If interest rates rise, our debt service costs will increase

Borrowings outstanding under our unsecured line of credit, unsecured term loan and certain other borrowings bear interest at a variable rate, and we may incur additional variable rate debt in the future. Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

We have spaces available for redevelopment that may be difficult to redevelop or successfully lease to tenants

A key component of our internal growth is through the redevelopment of existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates. There can be no assurance that we will be able to initiate the redevelopment of spaces or complete spaces undergoing redevelopment. Redevelopment activities subject us to many risks, including delays in permitting, financing availability, engaging contractors, availability and pricing of materials and labor and other redevelopment uncertainties. In addition, there can be no assurance that, upon completion, we will be able to successfully lease the space or lease the space at rental rates at or above the returns on our investment anticipated by our stockholders.

We may be unsuccessful with our real estate development activities

A significant component of our current and future internal growth is through the ground-up development of generic laboratory space. Our success with our development projects depend on many risks that may adversely affect our business, including those associated with:

  delays in construction;
  budget overruns;
  lack of availability and/or increasing costs of materials;
  commodity pricing of building materials and supplies;
  financing availability;
  volatility in interest rates;
  labor availability;
  timing of the commencement of rental payments;
  delays or denials of entitlements or permits; and
  other property development uncertainties.

In addition, development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. This may distract management from focusing on other operational activities. If we are unable to complete development projects successfully, our business may be adversely affected.

Our real estate development strategy has and will continue to increase in the future

We will continue to pursue opportunities to acquire land for future ground-up development and we will continue to initiate ground-up development projects. As of December 31, 2006, we had approximately 1.2 million square feet undergoing ground-up development and we had an imbedded pipeline for ground-up development of an additional 5.9 million rentable square feet. Our existing projects undergoing ground-up development and future ground-up development projects increase our risk of unsuccessful real estate development activities which may have an adverse affect on our business.

We may not be able to acquire properties or operate them successfully

Our success depends in large part upon our ability to acquire additional properties on satisfactory terms and to operate them successfully. If we are unable to do so, our business could be adversely affected. In addition, the acquisition of life science properties generally involves a higher per square foot price than the acquisition of traditional office properties.

The acquisition, ownership and operation of real estate is subject to many risks that may adversely affect our business and our ability to make payments to our stockholders, including the risks that:

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

If we encounter any of these risks, our business and our ability to make payments to our stockholders could be adversely affected.

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

We may not be able to sell our properties quickly to raise money

Investments in real estate are relatively illiquid. Accordingly, we may not be able to sell our properties when we desire or at acceptable prices in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties held for fewer than four years. These limitations on our ability to sell our properties may adversely affect our cash flows and our ability to make distributions to our stockholders.

We face substantial competition in our target markets

The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

  insurance companies;
  pension and investment funds;
  private equity entities;
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
  We would not be allowed a deduction for distributions to our stockholders in computing taxable income.
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

We may incur significant costs if we fail to comply with laws or if laws change

Our properties are subject to many federal, state and local regulatory requirements and to state and local fire and life-safety requirements. If we do not comply with all of these requirements, we may have to pay fines to governmental authorities or damage awards to private litigants. We believe that our properties are currently in compliance with all of these regulatory requirements. We do not know whether these requirements will change or whether new requirements will be imposed. Changes in these regulatory requirements could require us to make significant unanticipated expenditures. These expenditures could have an adverse effect on us and our ability to make distributions to our stockholders.

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
  selective development and acquisition activities;
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

Our distributions to stockholders may decline at any time

We may not continue our current level of distributions to our stockholders. Our Board of Directors will determine future distributions based on a number of factors, including:

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

Possible future sales of shares of our common stock could adversely affect its market price

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time. Sales of substantial amounts of capital stock (including common stock issued upon the exercise of stock options, upon conversion of convertible debt securities or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock.

We have reserved for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan that number of shares of our common stock that equals 12% of the total number of shares outstanding at any time, provided that in no event may the number of shares of our common stock available for issuance under the plan exceed 3,000,000 shares at any time. As of December 31, 2006, a total of 942,283 shares we reserved for issuance under our 1997 Stock Award and Incentive Plan.

As of December 31, 2006, options to purchase 338,680 shares of our common stock were outstanding, all of which were exercisable. We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan. In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our "affiliates" (as defined in Rule 144 adopted under the Securities Act of 1933). Affiliates will be able to sell shares of our common stock pursuant to exemptions from registration requirements or upon registration.

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

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies

As of December 31, 2006, we had three properties located in Canada. We are pursuing, and intend to continue to pursue, additional growth opportunities in Canada and other international markets. Investments in countries where the U.S. dollar is not the national currency are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency. A significant decrease in the value of the Canadian dollar or other foreign currencies where we may have a significant investment could materially affect our results of operations. We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest. Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

General

As of December 31, 2006, we had 159 properties comprising approximately 11.2 million rentable square feet of office/laboratory space. Excluding properties undergoing redevelopment, our properties were approximately 93.1% leased as of December 31, 2006. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties typically include:

  reinforced concrete floors;
  upgraded roof loading capacity;
  increased floor to ceiling heights;
  heavy-duty HVAC systems;
  enhanced environmental control technology;
  significantly upgraded electrical, gas and plumbing infrastructure; and
  laboratory benches.

As of December 31, 2006, we own a fee simple interest in each of our properties, except for the following nineteen properties that account for approximately 18% of the total rentable square footage of our properties:

  three properties in the San Francisco Bay market, in which we hold a commercial condominium interest, together with an undivided interest in the common areas of the project of which the property is a part;
  three properties in the San Francisco Bay market, one property in the Southeast market, two properties in the Suburban Washington D.C. market and one property in the Eastern Massachusetts market in which we hold ground leasehold interests;
  one property located in the San Francisco Bay market and one property located in the Eastern Massachusetts market, in which we have a controlling interest. The non-controlling interest held by certain third parties is reflected as minority interest in our consolidated financial statements. See further discussion in our consolidated financial statements and notes thereto in "Item 15. Exhibits, Financial Statement Schedules"; and
  seven properties in the Eastern Massachusetts market in which we hold ground leasehold interests and a controlling interest. The non-controlling interest held by certain third parties is reflected as minority interest in our consolidated financial statements. See further discussion in our consolidated financial statements and notes thereto in "Item 15. Exhibits, Financial Statement Schedules".

As of December 31, 2006, our asset base contains two ground-up development projects in New York City and the San Francisco Bay markets in which we hold ground leasehold interests.

As of December 31, 2006, we had 370 leases with a total of 310 tenants, and 80 of our 159 properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2006:

  approximately 90% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses (including increases thereto) in addition to base rent, and, in addition to our triple net leases, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses;
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

Location of properties

The locations of our properties are diversified among a number of life science markets. The following table sets forth, as of December 31, 2006, the total rentable square footage, annualized base rent and encumbrances of our properties in each of our existing markets (dollars in thousands).

                                                        % of
                                             Total      Total
                                 Number    Rentable    Rentable                     % of
                                   of       Square      Square     Annualized   Annualized
Markets                         Properties  Footage    Footage   Base Rent (1)   Base Rent  Encumbrances (2)
---------------                 --------- ----------- ---------- -------------- ----------- ---------------

California - Los Angeles Metro         2      61,003        0.5%     $     775         0.3%    $       --

California - San Diego                27   1,310,256       11.7%        29,385        10.3%        176,887

California - San Francisco Bay        24   1,733,251       15.5%        49,666        17.5%        248,994

Eastern Massachusetts                 39   3,275,103       29.2%        99,515        35.1%        294,268

International - Canada                 3     296,362        2.6%         6,486         2.3%          6,081

New Jersey/Suburban Philadelphia       8     443,349        3.9%         8,907         3.1%         16,659

Southeast                             12     658,406        5.9%         9,221         3.3%          8,326

Suburban Washington D.C.              32   2,575,370       22.9%        54,063        19.1%        193,420

Washington - Seattle                  12     879,251        7.8%        25,557         9.0%         55,072
                                --------- ----------- ---------- -------------- ----------- ---------------
       Total                         159  11,232,351      100.0%   $   283,575       100.0%    $   999,707 (3)
                                ========= =========== ========== ============== =========== ===============

_____________

(1)    Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2006 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(2)    Certain properties are pledged as security under our secured notes payable as of December 31, 2006. See Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation in "Item 15. Exhibits, Financial Statement Schedules" for additional information on our properties, including encumbered properties.
(3)    Excludes $175.2 million of encumbrances primarily related to eleven land parcels.

In addition, as of December 31, 2006, our asset base contained land parcels totaling 1.2 million square footage undergoing development and future ground-up development opportunities for approximately 5.9 million developable square feet of office/laboratory space.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 7.9% of our annualized base rent. The following table sets forth information regarding leases with our 10 largest tenants based upon annualized base rent as of December 31, 2006.

10 Largest Tenants

                                                Remaining                                                                          Percentage
                                                 Lease      Approximate   Percentage                  Percentage     Annualized   of Aggregate
                                        Number    Term       Aggregate   of Aggregate   Annualized   of Aggregate  Net Effective   Annualized
                                          of       in         Rentable      Leased    Base Rent (in   Annualized      Rent (in    Net Effective
Tenant                                  Leases   Years      Square Feet  Square Feet  thousands) (1)   Base Rent   thousands) (2)     Rent
--------------------------------------  ------- --------    ------------ ------------ -------------- ------------- -------------- -------------

Novartis AG                                  3      8.5 (3)     374,789      3.8%           $22,372      7.9%            $21,752      8.3%

GlaxoSmithKline                              5      8.0 (4)     293,602      3.0%            10,958      3.9%             10,588      4.0%

ZymoGenetics, Inc.                           2     12.4 (5)     203,369      2.1%             8,747      3.1%              8,742      3.3%

Human Genome Sciences, Inc.                  4      0.1 (6)     197,704      2.0%             8,237      2.9%              8,070      3.1%

Massachusetts Institute of Technology        3      5.3 (7)     178,952      1.8%             7,899      2.8%              7,637      2.9%

Theravance, Inc.                             2      5.3 (8)     170,244      1.7%             6,136      2.2%              5,885      2.2%

Genentech, Inc.                              1     11.7         126,971      1.3%             5,533      1.9%              5,208      2.0%

Amylin Pharmaceuticals, Inc.                 3      9.4 (9)     158,983      1.6%             5,452      1.9%              5,182      2.0%

Amgen, Inc.                                  3      2.8 (10)    203,600      2.1%             5,045      1.8%              4,875      1.9%

Senomyx, Inc.                                1     10.2          64,000      0.7%             2,396      0.8%              2,129      0.9%
                                        ------- --------    ------------  ----------- -------------- ------------- -------------- ----------
Total/Weighted Average (11):                27      7.2       1,972,214     20.1%           $82,775      29.2%           $80,068      30.6%
                                        ======= ========    ============ ============ ============== ============= ============== ==========

________________

(1)   Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2006 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(2)   Annualized net effective rent is the annualized base rent in effect as of December 31, 2006 (using rental revenue computed on a straight-line basis in accordance with GAAP), less (for gross leases) real estate taxes and insurance, common area and other operating expenses and (for all leases) amortization of tenant improvements and leasing commissions.
(3)   Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 81,441 rentable square feet and 37,907 rentable square feet with remaining lease terms of 11.3 years, 3.5 years and 0.8 years, respectively.
(4)   Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (represents two leases at two properties containing 60,579 rentable square feet and 68,000 rentable square feet); 13,883 rentable square feet and 150,960 rentable square feet with remaining lease terms of 13.3 years, 4.8 years and 3.9 years, respectively.
(5)   Novo A/S owns approximately 33% of ZymoGenetics, Inc.
(6)   Leases with Human Genome Sciences, Inc. end on January 31, 2007.
(7)   Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet and 83,561 rentable square feet with remaining lease terms of 6.5 years, 4.8 years and 4.1 years, respectively.
(8)   GlaxoSmithKline plc ("GSK") owns 15.9% of the outstanding stock of Theravance, GSK's ownership of their stock could increase to approximately 58% pursuant to the terms of the strategic alliance between GSK and Theravance.
(9)   Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (represents two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet) with remaining lease terms of 11.1 years and 8.1 years, respectively.
(10)   Amount shown is a weighted average of multiple leases with this tenant for 66,000 rentable square feet, 21,316 rentable square feet and 116,284 rentable square feet with remaining lease terms of 5.4 years, 4.0 years and 1.2 years, respectively.
(11)   Weighted average based on percentage of aggregate leased square feet. Excluding the four leases that end on January 31, 2007 with Human Genome Sciences, Inc., the remaining average lease term of our top tenants was approximately 7.9 years.

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

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARE". On February 26, 2007, the last reported sales price per share of our common stock was $106.70, and there were approximately 268 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

                                                            Per Share
Period                                   High       Low    Distribution
------                                  ------    ------   ------------
2006
Fourth Quarter........................  $105.45   $92.60      $0.74
Third Quarter.........................  $99.35    $88.09      $0.72
Second Quarter........................  $95.70    $81.52      $0.70
First Quarter.........................  $98.00    $79.46      $0.70

2005
Fourth Quarter........................  $85.00    $76.02      $0.70
Third Quarter.........................  $85.85    $73.02      $0.68
Second Quarter........................  $75.42    $62.09      $0.68
First Quarter.........................  $74.50    $63.15      $0.66

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

The tax treatment of distributions paid in 2006 is as follows: (1) 82.1% ordinary dividend, (2) 12.3% capital gain at 15%, (3) 3.3% return of capital, and (4) 2.3% Section 1250 capital gain at 25%. The tax treatment of distributions on common stock paid in 2005 is as follows: (1) 71.8% ordinary dividend, (2) 3.9% capital gain at 15%, (3) 24.1% return of capital, and (4) 0.2% Section 1250 capital gain at 25%.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information on securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. See "Item 15. Exhibits, Financial Statement Schedules".

                                                                                                        Year Ended December 31,
                                                                                   ----------------------------------------------------------------
                                                                                      2006         2005         2004         2003         2002
                                                                                   -----------  -----------  -----------  -----------  -----------
                                                                                           (Dollars in thousands, except per share amounts)
Operating Data:
Total revenue .................................................................  $   $316,821     $238,138  $  $178,300  $  $155,235  $  $136,990
Total expenses ................................................................       242,564      177,304      122,203      109,780      101,706
Minority interest .............................................................         2,287          634            -            -            -
                                                                                   -----------  -----------  -----------  -----------  -----------
Income from continuing operations..............................................        71,970       60,200       56,097       45,455       35,284
Income from  discontinued operations, net......................................         1,446        3,233        4,098       14,188        4,748
                                                                                   -----------  -----------  -----------  -----------  -----------
Net income.....................................................................        73,416       63,433       60,195       59,643       40,032

Dividends on preferred stock...................................................        16,090       16,090       12,595        8,898        8,579

Preferred stock redemption charge..............................................             -            -        1,876            -            -
                                                                                   -----------  -----------  -----------  -----------  -----------
Net income available to common stockholders....................................  $     57,326       47,343  $    45,724  $    50,745  $    31,453
                                                                                   ===========  ===========  ===========  ===========  ===========
Earnings per share - basic
       Continuing operations (net of preferred stock dividends
          and preferred stock redemption charge) ..............................  $       2.22         2.11  $      2.16  $      1.92  $      1.52

       Discontinued operations, net............................................          0.06         0.15         0.21         0.75         0.27
                                                                                   -----------  -----------  -----------  -----------  -----------
       Earnings per share - basic..............................................  $       2.28         2.26  $      2.37  $      2.67  $      1.79
                                                                                   ===========  ===========  ===========  ===========  ===========

Earnings per share - diluted
       Continuing operations (net of preferred stock dividends
          and preferred stock redemption charge) ..............................  $       2.19         2.07  $      2.12  $      1.90  $      1.50

       Discontinued operations, net............................................          0.06         0.15         0.21         0.74         0.26
                                                                                   -----------  -----------  -----------  -----------  -----------
       Earnings per share - diluted............................................  $       2.25         2.22  $      2.33  $      2.64  $      1.76
                                                                                   ===========  ===========  ===========  ===========  ===========

Weighted average shares of common stock outstanding
       Basic ..................................................................    25,102,200   20,948,915   19,315,364   18,993,856   17,594,228
                                                                                   ===========  ===========  ===========  ===========  ===========
       Diluted ................................................................    25,524,478   21,316,886   19,658,759   19,247,790   17,859,787
                                                                                   ===========  ===========  ===========  ===========  ===========
Cash dividends declared per share of common stock..............................  $       2.86         2.72  $      2.52  $      2.20  $      2.00
                                                                                   ===========  ===========  ===========  ===========  ===========

                                                                                                        Year Ended December 31,
                                                                                   -----------  ---------------------------------------------------
                                                                                      2006         2005         2004         2003         2002
                                                                                   -----------  -----------  -----------  -----------  -----------
                                                                                                        (Dollars in thousands)
Balance Sheet Data (at year end):
Rental properties, net ........................................................  $  2,924,881    1,788,818  $ 1,427,853  $   982,297  $   976,422
Total assets ..................................................................  $  3,617,477    2,362,450  $ 1,872,284  $ 1,272,577  $ 1,159,243
Secured notes payable, unsecured line of credit and unsecured term loan .......  $  2,024,866    1,406,666  $ 1,186,946  $   709,007  $   614,878
Total liabilities .............................................................  $  2,208,348    1,512,535  $ 1,251,811  $   765,442  $   673,390
Minority interest .............................................................  $     57,477       20,115  $        -   $        -   $        -
Stockholders' equity ..........................................................  $  1,351,652      829,800  $   620,473  $   507,135  $   485,853

Reconciliation of Net Income Available to Common Stockholders to
  Funds from Operations Available to Common Stockholders:
Net income available to common stockholders (1)................................  $     57,326       47,343  $    45,724  $    50,745  $    31,453
Add:
Depreciation and amortization (2)..............................................        74,039       55,416       42,523       38,901       34,071
Impairment of investments......................................................            -            -            -            -         2,545
Minority interests' share of income............................................         2,287          634           -            -            -
Subtract:
Gain/loss on sales of property (3).............................................           (59)         (36)      (1,627)      (8,286)          -
FFO allocable to minority interest.............................................        (1,928)        (668)          -            -            -
                                                                                   -----------  -----------  -----------  -----------  -----------
Funds from operations available to common stockholders (4) ....................  $    131,665      102,689  $    86,620  $    81,360  $    68,069
                                                                                   ===========  ===========  ===========  ===========  ===========
Other Data:
Cash provided by operating activities .........................................  $    128,390      120,678       65,316       74,311       67,050
Cash used in investing activities .............................................  $   (970,590)    (432,900)    (448,252)    (139,274)    (227,840)
Cash provided by financing activities .........................................  $    841,237      312,975      381,109       66,158      156,204
Number of properties owned at year end ........................................           159          133          112           90           90

Rentable square feet of properties owned at year end...........................    11,232,351    8,817,239    7,441,440    5,721,340    5,792,432
Occupancy of properties owned at year end .....................................           88%          88%          87%          88%           89%
Occupancy of properties owned at year end, excluding properties under
   redevelopment...............................................................           93%           93%          95%          94%          96%

(1)    During the second quarter of 2004, we elected to redeem the 9.50% Series A cumulative redeemable preferred stock ("Series A preferred stock"). Accordingly, in compliance with Emerging Issues Task Force Topic D-42, we recorded a charge of $1,876,000, or $0.10 per common share (diluted), in the second quarter of 2004 for costs related to the redemption of the Series A preferred stock.

(2)    Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").

(3)    Gain/loss on sales of property relates to the disposition of three properties in the Suburban Washington D.C. and the New Jersey/Suburban Philadelphia markets during 2006, the disposition of a property in the Southeast market during 2005, the disposition of a property in the Suburban Washington D.C. market during 2004, the disposition of three properties in the Suburban Washington D.C., the Eastern Massachusetts and the San Francisco Bay markets during 2003. Gain/loss on sales of property is included in the income statement in income from discontinued operations, net.

(4)    GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") established the measurement tool of Funds From Operations ("FFO"). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the "White Paper") and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. For a more detailed discussion of FFO, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Funds from operations".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The terms "Company", "we", "our" and "us" as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and notes in "Item 15. Exhibits, Financial Statement Schedules". Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described below in this report and under the headings "Item 1A. Risk Factors". We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise.

Overview

We are a publicly-traded real estate investment trust focused principally on the ownership, operation, management, selective redevelopment, development and acquisition of properties for the life science industry. Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational research entities, as well as governmental agencies.

In 2006, we:

  Completed the redevelopment of multiple spaces at eleven properties aggregating 356,000 rentable square feet.

  Executed the East River Science Park ground lease in New York City for the ground up development of approximately 725,000 rentable square feet.

  Completed ground-up development of four properties aggregating 360,000 rentable square feet.

  Commenced ground-up development of three properties aggregating 1,022,000 square feet.

  Acquired 25 properties aggregating 2.4 million rentable square feet.

  Acquired three land parcels aggregating 662,000 square feet.

  Increased capacity of our unsecured credit facilities to $1.4 billion with an option to increase capacity by an additional $500 million.

  Closed a $146 million fixed rate financing.

  Completed two public offerings for a total of 6,295,000 shares of our common stock in two separate offerings resulting in net proceeds of approximately $535.3 million.

As of December 31, 2006, we had 159 properties containing approximately 11.2 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 93.1% leased, excluding those properties undergoing redevelopment. In addition, as of December 31, 2006, our asset base contained land parcels totaling 1.2 million square footage undergoing development and future ground-up development opportunities for approximately 5.9 million developable square feet of office/laboratory space.

Our primary sources of revenue are rental income and tenant recoveries from leases of our properties. The comparability of financial data from period to period is affected by the timing of our property redevelopment, development and acquisition activities. Of the 159 properties as of December 31, 2006, 76 were acquired prior to 2004, 22 in 2004, 19 in 2005 and 25 in 2006. In addition, we completed the development of 10 properties prior to 2004, one property in 2004 (together with the 22 properties acquired in 2004, the "2004 Properties"), two properties in 2005 (together with the 19 properties acquired in 2005, the "2005 Properties") and four properties in 2006 (together with the 25 properties acquired in 2006, the "2006 Properties"). As a result of these acquisition and development activities, as well as our ongoing leasing and redevelopment activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2006 as compared to 2005, and for 2005 as compared to 2004.

As of December 31, 2006, approximately 90% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of December 31, 2006, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of December 31, 2006, approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). Our significant accounting policies are described in the notes to our consolidated financial statements in "Item 15. Exhibits, Financial Statement Schedules". The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. If we lose our REIT status, then our net earnings available for investment or distribution to our stockholders would be significantly reduced for each of the years involved and we would no longer be required to make distributions to our stockholders.

Rental properties, properties undergoing development and land held for development

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment, and identified intangibles (including intangible value to above, below and at-market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets) based upon their relative fair values. The value of tangible assets acquired is based upon our estimation of value on an "as if vacant" basis. We assess the fair value of tangible and intangible assets based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Rental properties, properties undergoing development and land held for development and intangibles are individually evaluated for impairment in accordance with SFAS 141 when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

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

We also capitalize costs directly related and essential to our leasing activities. These costs are amortized on a straight-line basis over the terms of the related leases. Costs related to unsuccessful leasing opportunities are expensed.

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

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

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

All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in reducing our exposure to variable interest rates. In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. Accordingly, we have categorized these instruments as cash flow hedges. We make an assessment at the inception of each interest rate swap agreement and on an on going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

We do not believe we are exposed to a significant amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives and other rent adjustments is recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent. As of December 31, 2006 and 2005, we had no allowance for doubtful accounts.

Discontinued operations

We follow the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in determining whether a property qualifies as an asset "held for sale" and should be classified as "discontinued operations". A property is classified as "held for sale" when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as "held for sale", its operations are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as "held for sale". Depreciation of assets ceases upon designation of a property as "held for sale".

Results of operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Rental revenues increased by $56.4 million, or 31%, to $241.2 million for 2006 compared to $184.8 million for 2005. The increase resulted primarily from the 2005 Properties being owned for a full year and the addition of the 2006 Properties.

Tenant recoveries increased by $15.2 million, or 31%, to $63.8 million for 2006 compared to $48.5 million for 2005. The increase resulted primarily from the 2005 Properties being owned for a full year and the addition of the 2006 Properties.

Other income increased by $7.1 million, or 147%, to $11.9 million for 2006 compared to $4.8 million for 2005, due to an overall increase in all sources of other income. Other income consists of construction management fees, interest, investment income and storage.

Rental operating expenses increased by $18.4 million, or 35%, to $71.6 million for 2006 compared to $53.1 million for 2005. The increase resulted primarily from increases in rental operating expenses (primarily property taxes, insurance and utilities) from properties redeveloped, developed or acquired in 2006. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $5.0 million, or 24%, to $26.1 million for 2006 compared to $21.1 million for 2005, primarily due to the growth in both the depth and breadth of our operations in multiple markets, from 133 properties with approximately 8.8 million rentable square feet as of December 31, 2005 to 159 properties with approximately 11.2 million rentable square feet as of December 31, 2006. As a percentage of total revenues, general and administrative expenses for 2006 remained relatively consistent with 2005.

Interest expense increased by $22.3 million, or 45%, to $71.4 million for 2006 compared to $49.1 million for 2005. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt. These borrowings were utilized to finance the redevelopment and development of properties and the acquisition of the 2005 and 2006 Properties. The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 5.68% as of December 31, 2005 to 6.5% as of December 31, 2006. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see "Liquidity and capital resources - Interest rate swaps").

Depreciation and amortization increased by $19.6 million, or 36%, to $73.6 million for 2006 compared to $54.0 million for 2005. The increase resulted primarily from depreciation associated with the 2005 Properties being owned for a full year and the addition of the 2006 Properties.

Income from discontinued operations of $1.4 million for 2006 reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2006 and three properties sold during 2006. In connection with the properties sold in 2006, we recorded a gain of approximately $59,000. Income from discontinued operations of $3.2 million for 2005 reflects the results of operations of one property designated as "held for sale" as of December 31, 2006, three properties sold during 2006 and one property sold in 2005. In connection with the property sold in 2005, we recorded a gain of approximately $36,000.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Rental revenues increased by $44.4 million, or 32%, to $184.8 million for 2005 compared to $140.4 million for 2004. The increase resulted primarily from the 2004 Properties being owned for a full year and the addition of the 2005 Properties.

Tenant recoveries increased by $14.1 million, or 41%, to $48.5 million for 2005 compared to $34.4 million for 2004. The increase resulted primarily from the 2004 Properties being owned for a full year and the addition of the 2005 Properties.

Other income increased by $1.3 million, or 36%, to $4.8 million for 2005 compared to $3.5 million for 2004, due to an overall increase in all sources of other income. Other income consists of construction management fees, interest, and investment income and storage.

Rental operating expenses increased by $16.0 million, or 43%, to $53.1 million for 2005 compared to $37.1 million for 2004. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties redeveloped, developed or acquired in 2005. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $6.0 million or 40%, to $21.1 million for 2005 compared to $15.1 million for 2004, primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 112 properties with approximately 7.4 million rentable square feet as of December 31, 2004 to 133 properties with approximately 8.8 million rentable square feet as of December 31, 2005 and the costs associated with continued compliance with Section 404 of the Sarbanes- Oxley Act. As a percentage of total revenues, general and administrative expenses for 2005 remained relatively consistent with 2004.

Interest expense increased by $20.4 million, or 71%, to $49.1 million for 2005 compared to $28.7 million for 2004. The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt. These borrowings were utilized to finance the redevelopment and development of properties and the acquisition of the 2004 and 2005 Properties. The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 3.72% as of December 31, 2004 to 5.68% as of December 31, 2005. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see "Liquidity and capital resources - Interest rate swaps").

Depreciation and amortization increased by $12.6 million, or 31%, to $54.0 million for 2005 compared to $41.3 million for 2004. The increase resulted primarily from depreciation associated with the 2004 Properties being owned for a full year and the addition of the 2005 Properties.

Income from discontinued operations of $3.2 million for 2005 reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2006, three properties sold during 2006 and one property sold during 2005. In connection with the property sold in 2005, we recorded a gain of approximately $36,000. Income from discontinued operations of $4.1 million for 2004 reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2006, three properties sold during 2006, one property sold during 2005 and one property sold in 2004. In connection with the sale of one property in 2004, we recorded a gain of approximately $1.6 million.

Liquidity and capital resources

Cash flows

Net cash provided by operating activities for 2006 increased by $7.7 million to $128.4 million compared to $120.7 million for 2005. The increase resulted primarily from increases in cash flows from our operating properties. As of December 31, 2006 our asset base contains 159 properties comprising approximately 11.2 million rentable square feet as compared to 133 properties comprising approximately 8.8 million rentable square feet as of December 31, 2005.

Net cash used in investing activities for 2006 increased by $537.7 million to $970.6 million compared to $432.9 million for 2005. The increase was primarily due to purchases of rental properties, and increases in additions to properties undergoing development and land held for development. In addition to the increase in our asset base noted above, the square footage undergoing redevelopment and development as of December 31, 2006 was approximately 1.8 million square feet as compared to 1.1 million square feet as of December 31, 2005.

Net cash provided by financing activities for 2006 increased by $528.3 million to $841.3 million compared to $313.0 million for 2005. The increase was primarily due to an increase in borrowings from our unsecured line of credit and unsecured term loan, an increase in proceeds from secured notes payable and an increase in proceeds from issuances of common stock. This was partially offset by the repayments of our unsecured line of credit and principal reductions of our outstanding balance of secured notes payable.

Off-balance sheet arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Contractual obligations and commitments

Contractual obligations as of December 31, 2006 consisted of the following (in thousands):

                                                              Payments by Period
                                             ------------------------------------------------
                                   Total        2007      2008-2009   2010-2011   Thereafter
---------------------------------------------------------------------------------------------
Secured notes payable          $ 1,174,866  $   72,790  $   336,074  $  201,463  $   564,539

Unsecured line of credit and
  unsecured term loan              850,000          --           --     850,000           --

Ground lease obligations           352,486       3,754        7,922       9,798      331,012

Other obligations                    5,848       1,048        1,960       2,021          819
                               ------------ ----------- ------------ ----------- ------------
Total                          $ 2,383,200  $   77,592  $   345,956  $1,063,282  $   896,370
                               ============ =========== ============ =========== ============

Secured notes payable as of December 31, 2006 included 34 notes secured by 76 properties and 11 land development parcels.

In October 2006, we amended our unsecured line of credit and our unsecured term loan (see "Unsecured line of credit and unsecured term loan" below). Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period.

In January 2007, we completed a private offering of $460 million of 3.70% convertible unsecured notes due in 2027.

Ground lease obligations as of December 31, 2006 included leases for fourteen of our properties and two land development parcels. These lease obligations have remaining lease terms of 26 to 58 years, exclusive of extension options. Included in our ground lease obligations as of December 31, 2006 is a ground lease related to our ground-up development project in New York City totaling approximately 725,000 rentable square feet. This ground lease obligation has a remaining term of 99 years, inclusive of extension options.

In addition to the above, we were committed as of December 31, 2006 under the terms of contracts to complete the construction of properties undergoing development and land held for development at a remaining aggregate cost of $58.8 million.

As of December 31, 2006, we were also committed to fund approximately $33.7 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $23.4 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

                                                                  December 31,
                                                             ----------------------
                                                                2006        2005
                                                             ----------  ----------
Funds held in trust under the terms of
    certain secured notes payable                           $   20,071  $   13,838

Other funds held in escrow                                      14,289       7,175
                                                             ----------  ----------
                                                            $   34,360  $   21,013
                                                             ==========  ==========

Secured notes payable

Secured notes payable totaled $1.2 billion and $666.7 million as of December 31, 2006 and 2005, respectively. Our secured notes payable had weighted average interest rates of 6.21% and 6.31% at December 31, 2006 and 2005, respectively, with maturity dates ranging from March 2007 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest. The total book values of properties securing debt were $1.7 billion and $848.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006, our secured notes payable were comprised of $940.0 million and $234.9 million of fixed and variable rate debt, respectively, compared to $595.9 million and $70.8 million of fixed and variable rate debt, respectively, at December 31, 2005.

The following is a summary of the scheduled principal payments for our secured notes payable and the weighted average interest rates as of December 31, 2006 (in thousands):

                                                   Weighted
                                                    Average
                     Year              Amount    Interest Rate(1)
            -----------------------  ----------- -------------

            2007                    $    72,790          6.21%
            2008                        290,088          6.17%
            2009                         45,986          6.26%
            2010                         93,259          6.23%
            2011                        108,204          6.09%
            Thereafter                  564,539          6.00%
                                     -----------
            Total secured notes
               payable              $ 1,174,866
                                     ===========

(1)   The weighted average interest rate related to our secured debt is calculated based on the outstanding debt as of December 31st of the year immediately preceding the year presented.

Unsecured line of credit and unsecured term loan

In October 2006, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1.0 billion to $1.4 billion consisting of a $800 million unsecured line of credit and a $600 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $500 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of December 31, 2006, we had borrowings of $250 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.50%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of December 31, 2006, we had borrowings of $600 million outstanding on the unsecured term loan with a weighted average interest rate of 6.50%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate borrowings under our unsecured line of credit and unsecured term loan may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we complete the redevelopment, development or acquisition of additional unencumbered properties, aggregate unsecured borrowings available under our credit facilities may increase up to a maximum combined amount of $1.4 billion.

Interest rate swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of December 31, 2006 (dollars in thousands)(1):

                                            Notional      Effective at    Interest      Termination        Fair
Transaction Dates      Effective Dates       Amounts   December 31, 2006  Pay Rates        Dates          Values
-------------------- -------------------- ----------- ------------------- ---------  ------------------ ---------

December 2003        December 29, 2006     $ 50,000   $      50,000          5.090%  October 31, 2008   $    (44)

April 2004           April 28, 2006          50,000          50,000          4.230%  April 30, 2007          174

April 2004           April 30, 2007          50,000           --             4.850%  April 30, 2008          106

June 2004            June 30, 2005           50,000          50,000          4.343%  June 30, 2007           232

December 2004        December 31, 2004       50,000          50,000          3.590%  January 2, 2008         864

December 2004        January 3, 2006         50,000          50,000          3.927%  July 1, 2008            909

May 2005             June 30, 2006           50,000          50,000          4.270%  June 29, 2007           253

May 2005             November 30, 2006       25,000          25,000          4.330%  November 30, 2007       201

May 2005             June 29, 2007           50,000           --             4.400%  June 30, 2008           291

May 2005             November 30, 2007       25,000           --             4.460%  November 28, 2008        97

May 2005             June 30, 2008           50,000           --             4.509%  June 30, 2009           151

May 2005             November 28, 2008       25,000           --             4.615%  November 30, 2009        49

December 2005        December 29, 2006       50,000          50,000          4.730%  November 30, 2009       314

December 2005        December 29, 2006       50,000          50,000          4.740%  November 30, 2009       300

December 2005        January 2, 2008         50,000           --             4.768%  December 31, 2010       106

June 2006            June 30, 2006           125,000        125,000          5.299%  September 30, 2009   (1,075)

June 2006            October 31, 2008        50,000           --             5.340%  December 31, 2010      (469)

June 2006            October 31, 2008        50,000           --             5.347%  December 31, 2010      (476)

June 2006            June 30, 2008           50,000           --             5.325%  June 30, 2010          (446)

June 2006            June 30, 2008           50,000           --             5.325%  June 30, 2010          (446)

December 2006        December 31, 2006       50,000          50,000          4.990%  March 31, 2014          (10)

December 2006        June 29, 2007           50,000           --             4.920%  October 31, 2008         19

December 2006        November 30, 2009       75,000           --             5.015%  March 31, 2014          (24)

December 2006        November 30, 2009       75,000           --             5.023%  March 31, 2014          (44)

December 2006        December 31, 2010       100,000          --             5.015%  October 31, 2012          8

                                                      -------------------                               ---------
Total Notional Amount in Effect at December 31, 2006  $     600,000                                     $  1,040
                                                      ===================                               =========

(1) As of December 31, 2006, we had one additional interest rate swap agreement with a notional amount of $28,500,000. This interest rate swap agreement has an interest pay rate of 5.003%, is effective on January 2, 2007, terminates on January 3, 2011 and has a fair value as of December 31, 2006 of approximately $(67,000).

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

As of December 31, 2006 and 2005, our interest rate swap agreements were classified in other assets and accounts payable, accrued expenses and tenant security deposits at their fair values aggregating approximately $973,000 and $4.9 million, respectively, with the offsetting adjustment reflected as unrealized gains in accumulated other comprehensive income in stockholders' equity. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made. During the next twelve months, we expect to reclassify $3.1 million from accumulated other comprehensive income to interest income.

Other resources and liquidity requirements

In June 2006, we sold 3,795,000 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $84.00 per share, resulting in aggregate proceeds of approximately $303.1 million (after deducting underwriting discounts and other offering costs).

In September 2006, we sold 2,500,000 shares of our common stock in a follow-on offering. The shares were issued at a price of $94.75 per share, resulting in aggregate proceeds of approximately $232.2 million (after deducting underwriting discounts and other offering costs).

In October 2006, we entered into an amendment to our existing amended and restated credit agreement. The maximum permitted unsecured borrowings under our credit facilities was increased from $1 billion to $1.4 billion consisting of a $800 million unsecured line of credit and a $600 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million.

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

Capital expenditures, tenant improvements and leasing costs

The following table shows total and weighted average per square foot property-related capital expenditures, tenant improvements and leasing costs (all of which are added to the basis of the properties) related to our life science properties (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

                                      Total/
                                     Weighted
                                      Average       2006        2005           2004          2003          2002
                                    -----------  ----------  -----------    ----------    ----------    ----------
Capital expenditures (1):
   Major capital expenditures      $ 6,766,000  $  575,000  $   972,000    $2,628,000 (2)$1,632,000 (3)$  959,000
   Recurring capital expenditures  $ 5,485,000  $  639,000  $ 1,278,000    $1,243,000    $  853,000    $1,472,000 (4)
   Weighted average square feet
     in portfolio                   35,251,118   9,790,326    8,128,690     6,123,807     5,708,635     5,499,660
   Per weighted average square
     foot in portfolio
   Major capital expenditures      $      0.19  $     0.06  $      0.12    $     0.43 (2)$     0.29 (3)$     0.17
   Recurring capital expenditures  $      0.16  $     0.07  $      0.16    $     0.20    $     0.15    $     0.27 (4)

Tenant improvements and leasing
costs:
  Retenanted space (5)
    Tenant improvements and
      leasing costs                $ 5,795,000  $1,370,000  $   324,000    $  713,000    $2,890,000    $  498,000
    Retenanted square feet           1,089,677     248,846      130,887       142,814       248,488       318,642
    Per square foot leased of
      retenanted space             $      5.32  $     5.51  $      2.48    $     4.99    $    11.63    $     1.56

  Renewal space
    Tenant improvements and
      leasing costs                $ 3,303,000  $  957,000  $   778,000    $  937,000    $  105,000    $  526,000
    Renewal square feet              2,208,126     455,980      666,058       558,874       271,236       255,978
    Per square foot leased of
      renewal space                $      1.50  $     2.10  $      1.17    $     1.68    $     0.39    $     2.05

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

Inflation

As of December 31, 2006, approximately 90% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of December 31, 2006, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders (in thousands):

                                                 Year Ended December 31,
                                                -----------------------
                                                   2006         2005
                                                -----------  ----------

Net income available to common stockholders        $57,326     $47,343
Add:
   Depreciation and amortization (1)                74,039      55,416
   Minority interests' share of income               2,287         634
Less:
   Gain on sales of property (2)                       (59)        (36)
   FFO allocable to minority interest               (1,928)       (668)
                                                -----------  ----------
Funds from operations available to common
   stockholders                                   $131,665    $102,689
                                                ===========  ==========

(1)   Includes depreciation and amortization on assets "held for sale" reflected as discontinued operations (for the periods prior to when such assets were designated as "held for sale").

(2)   Gain on sales of property relates to the disposition of three properties in the Suburban Washington D.C and New Jersey markets during 2006, and two properties in the Southeast and Suburban Washington D.C. markets during 2005. Gain on sales of property is included in the income statement in income from discontinued operations, net.

Property and lease information

The following table is a summary of our properties as of December 31, 2006 (dollars in thousands):

                                                              Rentable Square Feet
                                  Number of  --------------------------------------------------    Annualized      Occupancy
Markets                           Properties    Operating        Redevelopment         Total      Base Rent (1)  Percentage (1)
--------------------------------- ---------- ---------------- --------------------  -----------   ------------   --------------
California - Los Angeles Metro            2           31,343               29,660       61,003   $        775             82.5%
California - San Diego                   27        1,149,369              160,887    1,310,256         29,385             89.5%
California - San Francisco Bay           24        1,660,349               72,902    1,733,251         49,666             94.0%
Eastern Massachusetts                    39        3,044,186              230,917    3,275,103         99,515             95.9%
International - Canada                    3          296,362                   --      296,362          6,486            100.0%
New Jersey/Suburban Philadelphia          8          443,349                   --      443,349          8,907             96.6%
Southeast                                12          612,565               45,841      658,406          9,221             78.1%(2)
Suburban Washington D.C.                 32        2,575,370                   --    2,575,370         54,063             92.5%
Washington - Seattle                     12          806,759               72,492      879,251         25,557             94.9%
                                  ---------- ---------------- --------------------  -----------   ------------   -----------------
Total Properties                        159       10,619,652              612,699   11,232,351   $    283,575             93.1%(3)
                                  ========== ================ ====================  ===========   ============   =================

(1)   Excludes spaces at properties totaling 612,699 square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

(2)   Substantially all of the vacant space is office or warehouse space.

(3)   Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of December 31, 2006 was 88.0%.

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2006:

                              Square                       Annualized Base
 Year of      Number of     Footage of    Percentage of    Rent of Expiring
  Lease       Expiring       Expiring     Aggregate Leased   Leases (per
Expiration     Leases         Leases       Square Feet      square foot)
----------   -----------   ------------   --------------   ---------------

   2007              90 (1)  1,267,876             12.8%       $24.59
   2008              43        780,175              7.9%       $26.52
   2009              50        685,896              6.9%       $22.83
   2010              40      1,013,669             10.3%       $26.97
   2011              51      1,457,414             14.7%       $27.07
Thereafter           96      4,680,559             47.4%       $31.89

(1) Includes month-to-month leases for approximately 86,000 square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, December 31, 2006 and 2005, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $1.5 million and $2.1 million, respectively. We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on December 31, 2006 and 2005, would increase annual future earnings by approximately $1.5 million and $2.1 million, respectively. A 1% increase in interest rates on our secured debt and interest rate swap agreements would decrease their aggregate fair values by approximately $68.8 million and $36.8 million at December 31, 2006 and 2005, respectively. A 1% decrease in interest rates on our secured debt and interest rate swap agreements would increase their aggregate fair values by approximately $71.7 million and $38.4 million at December 31, 2006 and 2005, respectively.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2006 and 2005. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2006 and 2005 would decrease their fair values by approximately $7.5 million and $8.2 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2006, we performed an evaluation, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management's annual report on internal control over financial reporting

The management of Alexandria Real Estate Equities, Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control - Integrated Framework". Management concluded that based on its assessment, the Company's internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on the next page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited management's assessment, included in the accompanying Annual Management's Report on Internal Control Over Financial Reporting, that Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2007 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the "2007 Proxy Statement") under the caption "Board of Directors, Executive Officers and Senior Management", "Corporate Governance Guidelines and Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2007 Proxy Statement under the caption "Board of Directors, Executive Officers and Senior Management - Executive Compensation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information on the Company's equity compensation plan as of December 31, 2006:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	338,680	$38.20	942,283

The other information required by this Item is incorporated herein by reference from our 2007 Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders".

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2007 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Director Independence".

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our 2007 Proxy Statement under the caption "Fees Billed by Independent Registered Public Accountants".

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statement Schedules

The financial statements and schedule required by this Item are included as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

(a)(3) See Exhibits and Index to Exhibits below.

(b) Exhibits and Index to Exhibits
Exhibit Number	Exhibit Title
3.1 *	Articles of Amendment and Restatement of Alexandria, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on August 14, 1997
3.2 *	Certificate of Correction of Alexandria, filed as an exhibit to Alexandria's quarterly report on Form 10-Q filed with the Commission on August 14, 1997
3.3*	Bylaws of Alexandria (as amended February 27, 2006), filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 16, 2006
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

10.9*

Second Amendment to Amended and Restated Credit Agreement as of November 16, 2005, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party hereto as the borrowers then and thereafter a party thereto, the banks therein named, the other banks which may become parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America, Inc. and Commerzbank AG New York and Grand Cayman Branches, as Co-Syndication Agents, Societe Generale and Eurohypo AG, New York Branch, as Co- Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as an exhibit to Alexandria's annual report on Form 10-K filed with the commission on March 16, 2006

10.10* (1)

Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and James H. Richardson, dated January 9, 2006 filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 16, 2006

10.11* (1)

Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and Joel S. Marcus, dated March 13, 2006 filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 16, 2006.

10.12 (1)	Summary of Director Compensation Arrangements
10.13

Second Amended and Restated Credit Agreement as of October 31, 2006, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners

10.14

First Amendment to Second Amended and Restated Credit Agreement as of December 1, 2006, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners

12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1*

Alexandria Real Estate Equities, Inc. Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K), filed as an exhibit to Alexandria's annual report on Form 10-K filed with the Commission on March 16, 2005.

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

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated February 27, 2007	By: /s/ JOEL S. MARCUS Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ JERRY M. SUDARSKY Jerry M. Sudarsky	Chairman of the Board of Directors	February 27, 2007
/s/ JOEL S. MARCUS Joel S. Marcus	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2007
/s/ JAMES H. RICHARDSON James H. Richardson	President and Director	February 27, 2007
/s/ DEAN A. SHIGENAGA Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007
/s/ RICHARD B. JENNINGS Richard B. Jennings	Director	February 27, 2007
/s/ RICHARD H. KLEIN Richard H. Klein	Director	February 28, 2007
/s/ MARTIN A. SIMONETTI Martin A. Simonetti	Director	February 26, 2007
/s/ ALAN G. WALTON Alan G. Walton	Director	February 27, 2007
/s/ RICHMOND A. WOLF Richmond A. Wolf	Director	February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2007

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

                                                                         December 31,
                                                                    ----------------------
                                                                       2006        2005
                                                                    ----------  ----------
                              Assets
Rental properties, net                                             $2,924,881  $1,788,818
Properties undergoing development and land held for development       397,701     329,338
Cash and cash equivalents                                               2,948       3,911
Tenant security deposits and other restricted cash                     34,360      21,013
Tenant receivables                                                      6,330       4,764
Deferred rent                                                          68,412      54,573
Investments                                                            74,824      82,010
Other assets                                                          108,021      78,023
                                                                    ----------  ----------
Total assets                                                       $3,617,477  $2,362,450
                                                                    ==========  ==========

               Liabilities and Stockholders' Equity
Secured notes payable                                              $1,174,866  $  666,666
Unsecured line of credit and unsecured term loan                      850,000     740,000
Accounts payable, accrued expenses and tenant security deposits       158,119      86,391
Dividends payable                                                      25,363      19,478
                                                                    ----------  ----------
Total liabilities                                                   2,208,348   1,512,535
Commitments and contingencies

Minority interest                                                      57,477      20,115
Stockholders' equity:
   9.10% Series B cumulative redeemable preferred stock,               57,500      57,500
     $0.01 par value per share, 2,300,000 shares authorized;
     2,300,000 shares issued and outstanding at
     December 31, 2006 and 2005; $25.00 liquidation value per share
   8.375% Series C cumulative redeemable preferred stock,             129,638     129,638
     $0.01 par value per share, 5,750,000 shares authorized;
     5,185,500 shares issued and outstanding at
     December 31, 2006 and 2005; $25.00 liquidation value per share
   Common stock, $0.01 par value per share, 100,000,000                   290         224
     shares authorized; 29,012,135 and 22,441,294 shares
     issued and outstanding at December 31, 2006
     and 2005, respectively
   Additional paid-in capital                                       1,139,629     607,405
   Retained earnings                                                      -           -
   Accumulated other comprehensive income                              24,595      35,033
                                                                    ----------  ----------
Total stockholders' equity                                          1,351,652     829,800
                                                                    ----------  ----------
Total liabilities and stockholders' equity                         $3,617,477  $2,362,450
                                                                    ==========  ==========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

                                                                             Year Ended December 31,
                                                                     -------------------------------------
                                                                        2006         2005         2004
                                                                     -----------  -----------  -----------
Revenues
   Rental                                                          $    241,209 $    184,812  $   140,391
   Tenant recoveries                                                     63,760       48,528       34,386
   Other income                                                          11,852        4,798        3,523
                                                                     -----------  -----------  -----------
                                                                        316,821      238,138      178,300
Expenses
   Rental operations                                                     71,550       53,107       37,081
   General and administrative                                            26,071       21,088       15,105
   Interest                                                              71,371       49,116       28,670
   Depreciation and amortization                                         73,572       53,993       41,347
                                                                     -----------  -----------  -----------
                                                                        242,564      177,304      122,203
Minority interests' share of income                                       2,287          634           -
                                                                     -----------  -----------  -----------
Income from continuing operations                                        71,970       60,200       56,097

Income from discontinued operations, net                                  1,446        3,233        4,098
                                                                     -----------  -----------  -----------
Net income                                                               73,416       63,433       60,195

Dividends on preferred stock                                             16,090       16,090       12,595
Preferred stock redemption charge                                           -            -          1,876
                                                                     -----------  -----------  -----------
Net income available to common stockholders                        $     57,326 $     47,343  $    45,724
                                                                     ===========  ===========  ===========

Earnings per share - basic
   Continuing operations (net of preferred stock dividends and     $       2.22 $       2.11  $      2.16
      preferred stock redemption charge)
   Discontinued operations, net                                            0.06         0.15         0.21
                                                                     -----------  -----------  -----------
   Earnings per share  - basic                                     $       2.28 $       2.26  $      2.37
                                                                     ===========  ===========  ===========
Earnings per share - diluted
   Continuing operations (net of preferred stock dividends and     $       2.19 $       2.07  $      2.12
      preferred stock redemption charge)
   Discontinued operations, net                                            0.06         0.15         0.21
                                                                     -----------  -----------  -----------
   Earnings per share  - diluted                                   $       2.25 $       2.22  $      2.33
                                                                     ===========  ===========  ===========

Weighted average shares of common stock outstanding
   Basic                                                             25,102,200   20,948,915   19,315,364
                                                                     ===========  ===========  ===========
   Diluted                                                           25,524,478   21,316,886   19,658,759
                                                                     ===========  ===========  ===========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

                                                                                                                                                Accumulated
                                                                 Series A   Series B   Series C   Number of            Additional                  Other
                                                                Preferred  Preferred  Preferred    Common     Common    Paid-In     Retained    Comprehensive
                                                                  Stock      Stock      Stock      Shares      Stock    Capital     Earnings    Income (Loss)   Total
                                                                ---------- ---------- ---------- -----------  -------  ----------  -----------  ------------  ----------
Balance at December 31, 2003                                   $   38,588 $   57,500 $        -  19,264,023  $   193  $  407,694  $     8,635  $     (5,475) $  507,135
   Net income                                                           -          -          -           -        -           -       60,195             -      60,195
   Unrealized gain on marketable securities                             -          -          -           -        -           -            -        15,110      15,110
   Unrealized gain on swap agreements                                   -          -          -           -        -           -            -         4,209       4,209
                                                                                                                                                              ----------
   Comprehensive income                                                 -          -          -           -        -           -            -             -      79,514
   Issuance of Series C preferred stock, net of offering costs          -          -    129,638           -        -      (5,629)           -             -     124,009
   Redemption of Series A preferred stock                         (38,588)         -          -           -        -       1,876       (1,876)            -     (38,588)
   Issuances pursuant to Stock Plan                                     -          -          -     330,395        3      10,087            -             -      10,090
   Dividends declared on preferred stock                                -          -          -           -        -           -      (12,595)            -     (12,595)
   Dividends declared on common stock                                   -          -          -           -        -           -      (49,092)            -     (49,092)
                                                                ---------- ---------- ---------- -----------  -------  ----------  -----------  ------------  ----------
Balance at December 31, 2004                                            -     57,500    129,638  19,594,418      196     414,028        5,267        13,844     620,473
   Net income                                                           -          -          -           -        -           -       63,433             -      63,433
   Unrealized gain on marketable securities                             -          -          -           -        -           -            -        12,439      12,439
   Unrealized gain on swap agreements                                   -          -          -           -        -           -            -         6,957       6,957
   Foreign currency translation                                         -          -          -           -        -           -            -         1,793       1,793
                                                                                                                                                              ----------
   Comprehensive income                                                 -          -          -           -        -           -            -             -      84,622
   Issuance of common stock, net of offering costs                      -          -          -   2,685,500       27     189,344            -             -     189,371
   Issuances pursuant to Stock Plan                                     -          -          -     161,376        1      10,929            -             -      10,930
   Dividends declared on preferred stock                                -          -          -           -        -           -      (16,090)            -     (16,090)
   Dividends declared on common stock                                   -          -          -           -        -      (6,896)     (52,610)            -     (59,506)
                                                                ---------- ---------- ---------- -----------  -------  ----------  -----------  ------------  ----------
Balance at December 31, 2005                                            -     57,500    129,638  22,441,294      224     607,405            -        35,033     829,800
   Net income                                                           -          -          -           -        -           -       73,416             -      73,416
   Unrealized loss on marketable securities                             -          -          -           -        -           -            -        (6,636)     (6,636)
   Unrealized loss on swap agreements                                   -          -          -           -        -           -            -        (3,894)     (3,894)
   Foreign currency translation                                         -          -          -           -        -           -            -            92          92
                                                                                                                                                              ----------
   Comprehensive income                                                 -          -          -           -        -           -            -             -      62,978
   Issuance of common stock, net of offering costs                      -          -          -   6,295,000       63     535,199            -             -     535,262
   Issuances pursuant to Stock Plan                                     -          -          -     275,841        3      17,073            -             -      17,076
   Dividends declared on preferred stock                                -          -          -           -        -           -      (16,090)            -     (16,090)
   Dividends declared on common stock                                   -          -          -           -        -     (20,048)     (57,326)            -     (77,374)
                                                                ---------- ---------- ---------- -----------  -------  ----------  -----------  ------------  ----------

Balance at December 31, 2006                                   $        - $   57,500 $  129,638  29,012,135  $   290  $1,139,629  $         -  $     24,595  $1,351,652
                                                                ========== ========== ========== ===========  =======  ==========  ===========  ============  ==========

See the accompanying Notes to Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

                                                                                        Year Ended December 31,
                                                                                --------------------------------------
                                                                                    2006         2005         2004
                                                                                 -----------  -----------  -----------
Operating Activities
Net income                                                                      $    73,416  $    63,433  $    60,195
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (income) related to investments                                          632         (483)        (208)
Realized gain on sales of investments                                                (7,770)      (1,811)      (2,228)
Gain/loss on sales of property                                                          (59)         (36)      (1,627)
Minority interest                                                                     2,287          634           -
Depreciation and amortization                                                        74,039       55,416       42,523
Amortization of loan fees and costs                                                   4,631        6,666        2,374
Amortization of premiums/discount on secured notes payable                             (990)      (1,089)        (161)
Stock compensation expense                                                            7,909        5,136        2,470
Changes in operating assets and liabilities:
     Tenant security deposits and other restricted cash                             (13,347)      (3,344)      (6,612)
     Tenant receivables                                                              (1,566)      (2,214)        (573)
     Deferred rent                                                                  (16,323)     (14,904)     (11,671)
     Other assets                                                                   (25,532)     (26,586)     (18,261)
     Accounts payable, accrued expenses and tenant security deposits                 31,063       39,860         (905)
                                                                                 -----------  -----------  -----------
Net cash provided by operating activities                                           128,390      120,678       65,316

Investing Activities
Purchase of rental properties                                                      (744,908)    (223,862)    (251,091)
Proceeds from sales of rental properties                                             33,040        1,182        5,454
Additions to rental properties                                                      (98,111)     (92,417)     (70,248)
Additions to properties under development and land held for development            (168,299)    (117,945)    (129,620)
Additions to investments                                                            (12,906)     (10,367)      (7,993)
Proceeds from investments                                                            20,594       10,509        5,246
                                                                                 -----------  -----------  -----------
Net cash used in investing activities                                              (970,590)    (432,900)    (448,252)

Financing Activities

Proceeds from issuances of common stock                                             535,262      189,371            -
Proceeds from issuance of preferred stock                                                 -            -      124,009
Redemption of Series A preferred stock                                                    -            -      (38,588)
Proceeds from exercise of stock options                                               4,298        4,291        7,094
Borrowings from unsecured line of credit and unsecured term loan                  1,613,600      515,000      490,000
Repayments of unsecured line of credit                                           (1,503,600)    (323,000)    (331,000)
Proceeds from secured notes payable                                                 502,500      153,398      198,400
Principal reductions of secured notes payable                                      (221,316)    (153,015)     (10,376)
Dividends paid on common stock                                                      (71,489)     (56,312)     (47,333)
Dividends paid on preferred stock                                                   (16,090)     (16,090)     (11,097)
Distributions to minority interest                                                   (1,928)        (668)           -
                                                                                 -----------  -----------  -----------
Net cash provided by financing activities                                           841,237      312,975      381,109

Net (decrease) increase in cash and cash equivalents                                   (963)         753       (1,827)
Cash and cash equivalents at beginning of year                                        3,911        3,158        4,985
                                                                                 -----------  -----------  -----------
Cash and cash equivalents at end of year                                        $     2,948  $     3,911  $     3,158
                                                                                 ===========  ===========  ===========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized             $    64,830  $    39,292  $    28,714
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

Alexandria Real Estate Equities, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Background

References to the "Company", "we", "our" and "us" refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust ("REIT") formed in 1994. We are engaged principally in the ownership, operation, management, selective redevelopment, development and acquisition of properties for the life sciences industry. Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational research entities, as well as governmental agencies. As of December 31, 2006, we had 159 properties (156 properties located in nine states in the United States and three properties located in Canada) with approximately 11.2 million rentable square feet of office/laboratory space, compared to 133 properties (130 properties located in nine states in the United States and three properties located in Canada) with approximately 8.8 million rentable square feet of office/laboratory space as of December 31, 2005.

As of December 31, 2006, approximately 90% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of December 31, 2006, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of December 31, 2006, approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 89% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index. The information provided in this paragraph is unaudited.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities", FASB Emerging Issues Task Force Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", FASB Emerging Issues Task Force Issue No.04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" and AICPA Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures". Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

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

The fair value of our secured notes payable was estimated using discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 2006 and 2005, the fair values of our secured notes payable were approximately $1,179,404,000 and $682,835,000, respectively.

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

Rental properties, properties undergoing development and land held for development

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment, and identified intangibles (including intangible value to above, below and at-market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets) based upon their relative fair values. The value of tangible assets acquired is based upon our estimation of value on an "as if vacant" basis. We assess fair value of tangible and intangible assets based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

In accordance with SFAS 141, the values of above and below market leases are amortized over the life of the related lease and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The value of acquired leases, less accumulated amortization, was approximately $36,389,000 as of December 31, 2006. The weighted average amortization period of acquired leases is approximately 9.5 years. The estimated aggregate annual amortization of acquired leases for each of the five succeeding years is $5,454,000 for 2007, $4,621,000 for 2008, $4,519,000 for 2009, $4,392,000 for 2010 and $3,442,000 for 2011.

Rental properties, properties undergoing development and land held for development and intangibles are individually evaluated for impairment in accordance with SFAS 141 when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount. Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34") and Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project. Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or development opportunities are written off. Should development activity cease, a portion of interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we classify a property as "held for sale" when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When the property is classified as "held for sale", its operations are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset's carrying amount to fair value less costs to sell in the period the asset qualifies as "held for sale". Depreciation of assets ceases upon designation of a property as "held for sale".

Conditional asset retirement obligations

Some of our properties may have asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  In accordance with Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" ("FIN 47"), we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. Conditional asset retirement obligations totaled approximately $6.9 million as of December 31, 2006 and are included in accounts payable, accrued expenses and tenant security deposits.

Cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

                                                                  December 31,
                                                             ----------------------
                                                                2006        2005
                                                             ----------  ----------
Funds held in trust under the terms of
    certain secured notes payable                           $   20,071  $   13,838

Other funds held in escrow                                      14,289       7,175
                                                             ----------  ----------
                                                            $   34,360  $   21,013
                                                             ==========  ==========

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

Individual investments are evaluated for impairment when conditions exist which may indicate that it is probable that an impairment exist. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

Leasing costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease. Costs related to unsuccessful leasing opportunities are expensed. Leasing costs, net of related amortization, totaled $45,980,000 and $32,924,000 as of December 31, 2006 and 2005, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Lease origination costs recorded pursuant to SFAS 141 are included in amounts immediately above and are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining life of the lease. The value of lease origination costs, net of related amortization recognized pursuant to SFAS 141, was approximately $17,004,000 as of December 31, 2006. The annual amortization of lease origination costs pursuant to SFAS 141 for each of the five succeeding years is $4,266,000 for 2007, $3,357,000 for 2008, $2,956,000 for 2009, $2,259,000 for 2010 and $1,497,000 for 2011.

Loan fees and costs

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense in the accompanying consolidated statements of income. Loan fees and costs, net of related amortization, totaled $19,390,000 and $14,789,000 as of December 31, 2006 and 2005, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Interest rate swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements. All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under SFAS 133 in reducing our exposure to variable interest rates. In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. Accordingly, we have categorized these instruments as cash flow hedges. We make an assessment at the inception of each interest rate swap agreement and on an on going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

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

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of the following (in thousands):

                                          December 31,
                                     -----------------------
                                         2006        2005
                                     ----------- -----------
Unrealized gain on marketable
   securities                        $   21,737  $   28,373
Unrealized gain on interest
   rate swap agreements                     973       4,867
Unrealized gain on foreign
   currency translation                   1,885       1,793
                                     ----------- -----------
                                     $   24,595  $   35,033
                                     =========== ===========

Rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives and other rent adjustments are recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent. As of December 31, 2006 and 2005, we had no allowance for doubtful accounts.

Interest income

Interest income was $1,303,000, $578,000, and $181,000 in 2006, 2005 and 2004, respectively, and is included in other income in the accompanying consolidated statements of income.

Income taxes

As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and make distributions greater than or equal to 100% of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 2006, 2005 and 2004. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

During 2006, 2005 and 2004, we declared dividends on our common stock of $2.86, $2.72, and $2.52 per share, respectively. During 2004, we declared dividends on our Series A cumulative redeemable preferred stock of $1.72847. During 2006, 2005 and 2004, we declared dividends on our Series B cumulative redeemable preferred stock of $2.275, $2.275 and $2.275, respectively. During 2006, 2005 and 2004, we declared dividends on our Series C cumulative redeemable preferred stock of $2.09375, $2.09375 and $0.61649 per share, respectively. See Note 11, Preferred Stock and Excess Stock.

The tax treatment of distributions on common stock paid in 2006 is as follows: (1) 82.1% ordinary dividend, (2) 12.3% capital gain at 15%, (3) 3.3% return of capital, and (4) 2.3% Section 1250 capital gain at 25%. The tax treatment of distributions on common stock paid in 2005 is as follows: (1) 71.8% ordinary dividend, (2) 3.9% capital gain at 15%, (3) 24.1% return of capital, and (4) 0.2% Section 1250 capital gain at 25%. The information provided in this paragraph is unaudited.

Earnings per share, dividends declared and preferred stock redemption cost

The following table shows the computation of earnings per share, and dividends declared per common share:

                                                                Year Ended December 31,
                                                     ------------------------------------------
                                                         2006          2005           2004
                                                     ------------  -------------  -------------
                                                 (Dollars in thousands, except per share amounts)

Net income available to common
   stockholders                                     $     57,326  $      47,343  $      45,724
                                                     ============  =============  =============
Weighted average shares of common stock
   outstanding - basic                                25,102,200     20,948,915     19,315,364
Add: dilutive effect of stock options
   and stock grants                                      422,278        367,971        343,395
                                                     ------------  -------------  -------------
Weighted average shares of common stock
   outstanding - diluted                              25,524,478     21,316,886     19,658,759
                                                     ============  =============  =============
Net income available to common
   stockholders - basic                             $       2.28  $        2.26  $        2.37
Net income available to common                       ============  =============  =============
   stockholders - diluted                           $       2.25  $        2.22  $        2.33
                                                     ============  =============  =============

Dividends declared per common share                 $       2.86  $        2.72  $        2.52
                                                     ============  =============  =============

Emerging Issues Task Force Topic D-42, "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock" ("EITF Topic D-42") provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share. The cost to issue our preferred stock was recorded as a reduction to additional paid-in capital in the period that the preferred stock was issued. Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders. During 2004, we recorded a charge of approximately $1,876,000 to net income available to common stockholders for costs related to the redemption of our 9.5% Series A cumulative redeemable preferred stock. Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

Stock-based compensation expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Under the modified-prospective transition method of SFAS 123R, compensation cost is recognized over the remaining service period for the portion of outstanding stock options for which the requisite service had not been rendered that were outstanding as of January 1, 2006. The compensation cost is based on the grant-date fair value of those awards. In addition, SFAS 123R requires that we account for an estimate of awards that are expected to vest and to revise the estimate for actual forfeitures. The adoption of SFAS 123R did not have a material impact on our financial statements since all awards accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") were fully vested prior to the adoption of SFAS 123R. Effective January 1, 2003, we had adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123") prospectively to all employee awards granted, modified or settled after January 1, 2003. We have not granted any stock options since 2002.

For 2002 and all prior years, we elected to follow ABP 25 and related interpretations in accounting for our employee and non- employee director stock options, stock grants and stock appreciation rights. Under APB 25, because the exercise price of the options we granted equaled the market price of the underlying stock on the date of grant, no compensation expense related to stock options has been recognized. Although we have elected to follow APB 25 for options granted prior to January 1, 2003, pro forma information regarding net income and net income per share is required by SFAS 123R for all periods presented prior to 2006 as if we had accounted for stock options under the fair value method under SFAS 123.

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods (in thousands, except per share information):

                                                               Year Ended December 31,
                                                     --------------------------- --------------
                                                         2006          2005           2004
                                                     ------------  -------------  -------------
Net income available to common
     stockholders, as reported                      $     57,326  $      47,343  $      45,724
Fair value of stock-based compensation cost                  --            (152)          (733)
                                                     ------------  -------------  -------------
Pro forma net income available to common
     stockholders                                   $     57,326  $      47,191  $      44,991
                                                     ============  =============  =============
Earnings per share:

     Basic - as reported                            $       2.28  $        2.26  $        2.37
     Basic - pro forma                              $       2.28  $        2.25  $        2.33

     Diluted - as reported                          $      $2.25  $       $2.22  $       $2.33
     Diluted - pro forma                            $      $2.25  $       $2.21  $       $2.29

Impact of recently issued accounting standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides a framework for measuring fair value, clarifies the definition of fair value within the framework and expands disclosures about the use of fair value measurements. SFAS 157 applies to all existing pronouncements under GAAP that require or permit the use of fair value measurements, except for SFAS 123R. SFAS 157 is effective for fair value measurements beginning in our first quarter of 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way a company accounts for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recording of interest and penalties on uncertain tax positions. FIN 48 is effective for accounting of income taxes beginning in our first quarter of 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In December 2005, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"), which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair values of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges beginning in our third quarter of 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors beginning in 2006. The adoption of SFAS 154 did not have an impact on our financial statements.

3. Rental properties, net and properties undergoing development and land held for development

Rental properties, net consisted of the following (in thousands):

                                                             December 31,
                                                     ---------------------------
                                                         2006          2005
                                                     ------------  -------------

Land                                                $    482,310  $     296,841
Buildings and improvements                             2,536,542      1,559,385
Tenant and other improvements                            185,649        153,482
                                                     ------------  -------------
                                                       3,204,501      2,009,708
Less accumulated depreciation                           (279,620)      (220,890)
                                                     ------------  -------------
                                                    $  2,924,881  $   1,788,818
                                                     ============  =============

As of December 31, 2006 and 2005, certain of our rental properties were encumbered by deeds of trust and assignments of rents and leases associated with the properties. See Note 5, Secured Notes Payable. The net book values of encumbered properties including land parcels as of December 31, 2006 and 2005 were $1,107,526,000 and $848,286,000, respectively.

We lease space under noncancelable leases with remaining terms of up to 17 years.

In July 2006, we completed the acquisition of a 90% equity interest in the leasehold interest in 10.4 acres commonly known as Technology Square ("Tech Square") at Massachusetts Institute of Technology ("MIT") in Cambridge, Massachusetts. The remaining 10% equity interest was retained by MIT. MIT is also a tenant at Tech Square occupying 178,952 rentable square feet as of December 31, 2006. The results of Tech Square's operations have been included in our consolidated financial statements since that date. Tech Square consists of a seven building campus (including a 1,593 space covered car parking garage and a 49 space surface parking lot) containing approximately 1.2 million square feet and is subject to a ground lease with an affiliate of MIT through December 31, 2064.

In accordance with FAS 141, we allocated the purchase price of Tech Square based upon the relative fair values of the assets acquired and liabilities assumed including rental properties of $616 million, other assets of $5 million, secured notes payable of $220 million, accounts payable, accrued expenses and tenant security deposits of $26 million and minority interest of $37 million.

Our financial statements, on an unaudited pro forma basis, for the acquisitions of Tech Square, the issuance of 2.5 million shares of common stock with proceeds of approximately $232 million and borrowings on our unsecured line of credit of approximately $106 million as if it had occurred on January 1, 2005, would have reflected total consolidated revenues of $347.5 million and $287.6 million for the years ended December 31, 2006 and 2005, respectively. Net income available to common stockholders would have been approximately $60.6 million and $51.9 million for the years ended December 31, 2006 and 2005, respectively. Net income available to common stockholders on a diluted per share basis would have been $2.21 and $2.18 for the years ended December 31, 2006 and 2005, respectively. All other properties acquired during the year comprise of a series of individually insignificant transactions, both individually and in aggregate, and have been excluded from this pro forma analysis.

Rental properties, net as of December 31, 2006, include spaces totaling approximately 612,699 rentable square feet at 13 properties in our redevelopment program. Rental properties, net as of December 31, 2005, include spaces totaling approximately 548,051 rentable square feet at 15 properties in our redevelopment program. The allocated net book values of the portion of these properties undergoing redevelopment as of December 31, 2006 and 2005 were approximately $169,131,000 and $139,661,000, respectively. Depreciation ceases on the portion of a property undergoing redevelopment during the period of redevelopment.

In accordance with SFAS 34, we are required to capitalize interest to properties undergoing development or redevelopment during the period an asset is undergoing activities to prepare it for its intended use. Capitalization of interest ceases after a project is substantially complete and ready for its intended use. In addition, should construction activity cease, interest would be expensed as incurred. Total interest capitalized for the years ended December 31, 2006, 2005 and 2004 was $35,282,000, $27,490,000 and $17,902,000, respectively. Total interest incurred for the years ended December 31, 2006, 2005 and 2004 was $107,643,000, $77,695,000 and $46,733,000, respectively.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2006 are as follows (in thousands):

Year                                                    Amount
----------------------                               ------------
2007                                                     247,920
2008                                                     236,694
2009                                                     220,923
2010                                                     207,037
2011                                                     174,208
Thereafter                                               587,402
                                                     ------------
                                                    $  1,674,184
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

The following table summarizes our available-for-sale securities (in thousands):

                                                       December 31,
                                                  --------------------
                                                     2006       2005
                                                  ---------  ---------
Adjusted cost of available-for-sale securities    $  4,445   $  4,740

Gross unrealized gains                              22,849     29,135

Gross unrealized losses                             (1,112)      (762)
                                                  ---------  ---------

Fair value of available-for-sale securities       $ 26,182   $ 33,113
                                                  =========  =========

Investments in available-for-sale securities with gross unrealized losses as of December 31, 2006 and 2005 have been in a continuous unrealized loss position for less than twelve months. We believe that these unrealized losses are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of December 31, 2006 and 2005.

Our investments in privately held entities as of December 31, 2006 and 2005 totaled $48,642,000 and $48,897,000, respectively. Of these totals, $48,013,000 and $47,164,000 are accounted for under the cost method. The remainder ($629,000 and $1,733,000 for 2006 and 2005, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of December 31, 2006 and 2005, there were no unrealized losses in our investments in privately held entities.

Net investment income of $7,138,000, $2,294,000, and $2,436,000 was recognized in 2006, 2005 and 2004, respectively, and is included in other income in the accompanying consolidated statements of income. Net investment income in 2006 consisted of equity in loss of $632,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $8,305,000, and gross realized losses of $535,000. Net investment income in 2005 consisted of equity in income of $483,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $2,433,000, and gross realized losses of $622,000. Net investment income in 2004 consisted of equity in income of $208,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of $2,508,000, and gross realized losses of $280,000.

5. Secured notes payable

Secured notes payable totaled $1.2 billion and $666.7 million as of December 31, 2006 and 2005, respectively. Our secured notes payable had weighted average interest rates of 6.21% and 6.31% at December 31, 2006 and 2005, respectively, with maturity dates ranging from March 2007 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest. The total net book values of properties securing debt were $1.7 billion and $848.3 million at December 31, 2006 and 2005, respectively. At December 31, 2006, our secured notes payable were comprised of $940.0 million and $234.9 million of fixed and variable rate debt, respectively, compared to $595.9 million and $70.8 million of fixed and variable rate debt, respectively, at December 31, 2005.

Future principal payments due on secured notes payable as of December 31, 2006, are as follows (dollars in thousands):

                                                                      Weighted
                                                                       Average
                       Year                             Amount     Interest Rate (1)
--------------------------------------------------   ------------  ---------------
2007                                                $     72,790             6.21%
2008                                                     290,088             6.17%
2009                                                      45,986             6.26%
2010                                                      93,259             6.23%
2011                                                     108,204             6.09%
Thereafter                                               564,539             6.00%
                                                     ------------
Total secured notes payable                         $  1,174,866
                                                     ============

(1)   The weighted average interest rate related to our secured debt is calculated based on the outstanding debt as of December 31st of the year immediately preceding the year presented.

 6. Unsecured line of credit and unsecured term loan

In October 2006, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1 billion to $1.4 billion consisting of an $800 million unsecured line of credit and a $600 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $500 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of December 31, 2006, we had borrowings of $250 million outstanding on the unsecured line of credit with a weighted average interest rate of 6.50%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank's reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of December 31, 2006, we had borrowings of $600 million outstanding on the unsecured term loan with a weighted average interest rate of 6.50%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings under our credit facilities may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we acquire or complete the development or redevelopment of additional unencumbered properties, aggregate unsecured borrowings available under our credit facilities may increase up to a maximum combined amount of $1.4 billion.

7. Interest rate swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan. These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the "notional amount"). Interest received under all of our swap agreements is based on the one-month LIBOR rate. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements. All of our interest rate swap agreements meet the criteria to be deemed "highly effective" under SFAS 133 in reducing our exposure to variable interest rates. In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. Accordingly, we have categorized these instruments as cash flow hedges. We make an assessment at the inception of each interest rate swap agreement and on an on going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as "highly effective", the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

As of December 31, 2006 and 2005, our interest rate swap agreements were classified in other assets and accounts payable, accrued expenses and tenant security deposits at their fair values aggregating approximately $1.0 million and $4.9 million, respectively, with the offsetting adjustment reflected as unrealized gains in accumulated other comprehensive income in stockholders' equity. Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made. During the next twelve months, we expect to reclassify $3.1 million from accumulated other comprehensive income to interest income.

The following table summarizes our interest rate swap agreements as of December 31, 2006 related to our unsecured line of credit and unsecured term loan (dollars in thousands) (1):

                                            Notional      Effective at    Interest      Termination        Fair
Transaction Dates      Effective Dates       Amounts   December 31, 2006  Pay Rates        Dates          Values
-------------------- -------------------- ----------- ------------------- ---------  ------------------ ---------

December 2003        December 29, 2006     $ 50,000   $      50,000          5.090%  October 31, 2008   $    (44)

April 2004           April 28, 2006          50,000          50,000          4.230%  April 30, 2007          174

April 2004           April 30, 2007          50,000           --             4.850%  April 30, 2008          106

June 2004            June 30, 2005           50,000          50,000          4.343%  June 30, 2007           232

December 2004        December 31, 2004       50,000          50,000          3.590%  January 2, 2008         864

December 2004        January 3, 2006         50,000          50,000          3.927%  July 1, 2008            909

May 2005             June 30, 2006           50,000          50,000          4.270%  June 29, 2007           253

May 2005             November 30, 2006       25,000          25,000          4.330%  November 30, 2007       201

May 2005             June 29, 2007           50,000           --             4.400%  June 30, 2008           291

May 2005             November 30, 2007       25,000           --             4.460%  November 28, 2008        97

May 2005             June 30, 2008           50,000           --             4.509%  June 30, 2009           151

May 2005             November 28, 2008       25,000           --             4.615%  November 30, 2009        49

December 2005        December 29, 2006       50,000          50,000          4.730%  November 30, 2009       314

December 2005        December 29, 2006       50,000          50,000          4.740%  November 30, 2009       300

December 2005        January 2, 2008         50,000           --             4.768%  December 31, 2010       106

June 2006            June 30, 2006           125,000        125,000          5.299%  September 30, 2009   (1,075)

June 2006            October 31, 2008        50,000           --             5.340%  December 31, 2010      (469)

June 2006            October 31, 2008        50,000           --             5.347%  December 31, 2010      (476)

June 2006            June 30, 2008           50,000           --             5.325%  June 30, 2010          (446)

June 2006            June 30, 2008           50,000           --             5.325%  June 30, 2010          (446)

December 2006        December 31, 2006       50,000          50,000          4.990%  March 31, 2014          (10)

December 2006        June 29, 2007           50,000           --             4.920%  October 31, 2008         19

December 2006        November 30, 2009       75,000           --             5.015%  March 31, 2014          (24)

December 2006        November 30, 2009       75,000           --             5.023%  March 31, 2014          (44)

December 2006        December 31, 2010       100,000          --             5.015%  October 31, 2012          8
                                                      -------------------                               ---------
Total Notional Amount in Effect at December 31, 2006  $     600,000                                     $  1,040
                                                      ===================                               =========

(1) As of December 31, 2006, we had one additional interest rate swap agreement with a notional amount of $28,500,000. This interest rate swap agreement has an interest pay rate of 5.003%, is effective on January 2, 2007, terminates on January 3, 2011 and has a fair value as of December 31, 2006 of approximately $(67,000).

8. Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Internal Revenue Code. In addition to employee contributions, we have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to $850,000, $552,000, and $515,000, respectively, for the years ended December 31, 2006, 2005 and 2004. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We believe that the risk is not significant.

We are dependent on rental income from relatively few tenants in the life science industry. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2006, we held 370 leases with a total of 310 tenants and 80 of our 159 properties were each leased to a single tenant. At December 31, 2006, our three largest tenants accounted for approximately 14.9% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits. In addition to security deposits held in cash, we held $58.7 million in irrevocable letters of credit available from certain tenants as security deposits for 110 leases as of December 31, 2006.

Commitments

As of December 31, 2006, we were committed under the terms of contracts to complete the construction of properties undergoing development and land held for development at a remaining aggregate cost of approximately $58.8 million.

As of December 31, 2006, we were also committed to fund approximately $33.7 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $23.4 million for certain investments.

As of December 31, 2006, we were committed under the terms of ten ground leases. These lease obligations totaling approximately $352.5 million have remaining lease terms of 26 to 58 years, exclusive of extension options. In addition, as of December 31, 2006, we were committed under the terms of certain operating leases for our headquarters and field offices. These lease obligations totaling approximately $5.9 million have remaining lease terms of one to six years, exclusive of extension options. Included in our ground lease obligations as of December 31, 2006 is a ground lease related to our ground-up development project in New York City totaling approximately 725,000 rentable square feet. This ground lease obligation has a remaining term of 99 years, inclusive of extension options.

9. Minority interest

Minority interest represents the interests in a limited partnership and in three limited liability companies held by certain third parties, which own nine properties and one development parcel, and are included in our consolidated financial statements. We recognize minority interest in these entities in which we have a controlling interest. Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders' proportionate share of the net earnings or losses of each respective entity. Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements. As of December 31, 2006, the aggregate minority interest balance related to these entities was approximately $57.5 million and is classified as minority interest in the accompanying consolidated balance sheet.

10. Issuances of common stock

In September 2006, we sold 2,500,000 shares of our common stock in a follow-on offering. The shares were issued at a price of $94.75 per share, resulting in aggregate proceeds of approximately $232.2 million (after deducting underwriting discounts and other offering costs).

In June 2006, we sold 3,795,000 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $84.00 per share, resulting in aggregate proceeds of approximately $303.1 million (after deducting underwriting discounts and other offering costs).

In September 2005, we sold 1,248,000 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $81.00 per share, resulting in net proceeds of approximately $100.3 million (after deducting underwriting discounts and other offering costs).

In March 2005, we sold 1,437,500 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriter's over-allotment option). The shares were issued at a price of $62.51 per share, resulting in net proceeds of approximately $89.1 million (after deducting underwriting discounts and other offering costs).

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

In February 2007, we announced that we will redeem all 2,300,000 outstanding shares of our Series B preferred stock at a redemption price of $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends through the redemption date of March 20, 2007.

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

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 7,485,500 shares were issued and outstanding as of December 31, 2006. In addition, 200,000,000 shares of "excess stock" (as defined) are authorized, none of which were issued and outstanding at December 31, 2006.

12. Stock option plans and stock grants

1997 Stock plan

In 1997, we adopted a stock option and incentive plan (the "Stock Plan") for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December 31, 2006, a total of 942,283 shares were reserved for the granting of future options and share awards under the Stock Plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. We have not granted any stock options since 2002. The options outstanding under the Stock Plan expire at various dates through October 2012.

The fair values of the options issued under the Stock Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2006, 2005 and 2004:

                                                                 Year Ended December 31,
                                                     --------------------------------------------
                                                         2006           2005            2004
                                                     ------------  ---------------  -------------

Risk-free interest rate                                     4.64%            4.34%          3.94%
Dividend yield                                              2.71%            3.19%          3.79%
Volatility factor of the expected market price             20.83%           21.14%         21.50%
Weighted average expected life of the options         5.0 years       5.2 years       6.7 years

A summary of the stock option activity under our Stock Plan and related information for the years ended December 31, 2006, 2005 and 2004 follows:

                                                2006                   2005                   2004
                                      ---------------------- ---------------------- -----------------------

                                                   Weighted               Weighted                Weighted
                                                   Average                Average                 Average
                                        Stock      Exercise    Stock      Exercise    Stock       Exercise
                                       Options      Price     Options      Price     Options       Price
                                      ----------  ---------- ----------  ---------- ----------   ----------
Outstanding at beginning of year        492,016  $    34.92    607,331  $    35.36    809,583  $     35.39
Granted                                      --          --         --          --         --           --
Exercised                              (153,336)      27.69   (115,315)      37.22   (200,252)       35.44
Forfeited                                    --          --         --          --     (2,000)       42.15
                                      ----------  ---------- ----------  ---------- ----------   ----------
Outstanding at end of year              338,680  $    38.20    492,016  $    34.92    607,331  $     35.36
                                      ==========  ========== ==========  ========== ==========   ==========

Exercisable at end of year              338,680  $    38.20    492,016  $    34.92    500,000  $     33.38
                                      ==========  ========== ==========  ========== ==========   ==========
Weighted average fair value of
options granted                                  $         -            $         -            $          -
                                                  ==========             ==========              ==========

The following table summarizes information about stock options outstanding at December 31, 2006:

               Options Outstanding and Exercisable
                ---------------------------------
                                       Weighted
                Weighted               Average
   Range of     Average   Number      Remaining
   Exercise     Exercise    of       Contractual
    Prices       Price    Options        Life
--------------- -------- ----------- ------------
$20.00 - $37.00  $27.21     116,310          1.4
$38.38 - $43.50  $40.95     123,466          4.8
$47.20 - $47.69  $47.69      98,904          5.5
                         ----------- ------------
$20.00-$47.69    $38.20     338,680          3.8
                         =========== ============

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

As of December 31, 2006 and 2005 there were 444,349 and 271,537 nonvested share awards outstanding, respectively. During 2006, we granted 286,569 shares of common stock, 105,782 of share awards vested and 7,975 of shares were forfeited. The weighted average grant-date fair value of share awards granted during 2006 was approximately $91.36 and the total fair value of share awards vested, based on the market price on the vesting date, was approximately $11.9 million. As of December 31, 2006, there was $24.3 million of unrecognized compensation related to nonvested share awards under the Stock Plan, which is expected to be recognized over a weighted average period of approximately 2 years.

13. Non-cash transactions

During the year ended December 31, 2006, our non-cash transactions related to one transaction in connection with the acquisitions of seven properties located in the Eastern Massachusetts market and another transaction in connection with the acquisitions of one land parcel located in the San Francisco Bay market. During the year ended December 31, 2005, our non-cash transactions related to acquisitions of seven properties, in seven separate transactions, located in the San Francisco Bay, Suburban Washington D.C., Eastern Massachusetts, Seattle and Canada markets. The following table summarizes these transactions (in thousands):

                                                         2006           2005            2004
                                                     ------------  ---------------  -------------
Aggregate purchase price                            $    608,363  $        55,400  $     185,912
Minority interest                                         36,898               --             --
Notes payable                                            232,525           31,853        127,653
                                                     ------------  ---------------  -------------
Cash paid for the properties                        $    338,940  $        23,547  $      58,259
                                                     ============  ===============  =============

The following is a summary of operations and net assets of the properties included in discontinued operations presented in compliance with SFAS 144 (in thousands):

                                                                Year Ended December 31,
                                                     --------------------------------------------
                                                         2006           2005            2004
                                                     ------------  ---------------  -------------
Total revenue                                       $      2,402  $         6,073  $       4,998
Operating expenses                                           548            1,453          1,351
                                                     ------------  ---------------  -------------
Revenue less operating expenses                            1,854            4,620          3,647
Interest                                                      --               --             --
Depreciation                                                 467            1,423          1,176
                                                     ------------  ---------------  -------------
Income before gain/loss on sales of property               1,387            3,197          2,471
Gain/loss on sales of property                                59               36          1,627
                                                     ------------  ---------------  -------------
Income from discontinued operations, net            $      1,446  $         3,233  $       4,098
                                                     ============  ===============  =============

                                                               December 31,
                                                     -----------------------------
                                                         2006           2005
                                                     ------------  ---------------
Properties held for sale, net                       $      6,160  $            --
Other assets                                               1,156               --
                                                     ------------  ---------------
Total assets                                        $      7,316  $            --
                                                     ============  ===============
Total liabilities                                             --               --
                                                     ------------  ---------------
Net assets of discontinued operations               $      7,316  $            --
                                                     ============  ===============

Income from discontinued operations, net for 2006 includes the results of operations of one property that was designated as "held for sale" as of December 31, 2006, and three properties sold during 2006, Income from discontinued operations, net for 2005 reflects the results of operations of one property that was designated as "held

14. Discontinued operations (continued)

for sale" as of December 31, 2006, three properties sold during 2006 and one property sold during 2005. Income from discontinued operations, net for 2004 reflects the results of operations of one property that was designated as "held for sale" as of December 31, 2006, three properties sold during 2006, one property sold during 2005 and one property sold in 2004. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

As of December 31, 2006, we had one property designated as "held for sale" in accordance with SFAS 144. During 2006, we sold one property located in the New Jersey/Suburban Philadelphia market and two properties located in the Suburban Washington D.C. market . The total sale price for these properties was approximately $41.8 million. In connection with this sale, we recorded a gain on sale of property of approximately $59,000. During 2005, we sold one property located in the Southeast market. The total sale price for the property was approximately $1.3 million. In connection with this sale, we recorded a gain on sale of property of approximately $36,000. During 2004, we sold one property located in the Suburban Washington D.C. market. The total sale price for the property was approximately $5.7 million. In connection with the sale, we recorded a gain on sale of property of approximately $1.6 million. Gains and losses on sales of these properties are included in the income statement in income from discontinued operations, net.

15. Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2006 and 2005:

                                                                            Quarter
                                                  ----------------------------------------------------------
                                                      First         Second          Third         Fourth
                                                  -------------  -------------  -------------  -------------
                                                          (In thousands, except per share amounts)
2006
----
Revenues                                         $      68,283  $      70,187  $      84,911  $      93,440

Net income available to common stockholders      $      12,733  $      13,139  $      14,942  $      16,512

Earnings per share:
       Basic                                     $        0.57  $        0.57  $        0.57  $        0.57
       Diluted                                   $        0.56  $        0.57  $        0.56  $        0.57

                                                                            Quarter
                                                  ----------------------------------------------------------
                                                      First         Second          Third         Fourth
                                                  -------------  -------------  -------------  -------------
                                                          (In thousands, except per share amounts)
2005
----
Revenues                                         $      54,764  $      56,987  $      61,735  $      64,652

Net income available to common stockholders      $      10,967  $      12,250  $      11,969  $      12,157

Earnings per share:
       Basic                                     $        0.56  $        0.59  $        0.57  $        0.55
       Diluted                                   $        0.55  $        0.58  $        0.56  $        0.54

16. Subsequent events

In January 2007, we completed a private offering of $460 million of convertible notes that are due in 2027 (the "Notes") with a coupon of 3.70%. The Notes have an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of the Company's common stock and a conversion premium of 20% based on the last reported sale price of $98.30 per share of the Company's common stock on January 10, 2007. The net proceeds from this offering, after underwriters' discount, were approximately $450.8 million.

Holders of the Notes may convert their Notes into cash and, if applicable, shares of the Company's common stock prior to stated maturity only under the following circumstances: (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of the Company's common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the "Note Measurement Period") in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note measurement period; (3) the Notes will convertible upon the occurrence of specified corporate transactions; (4) the Notes will be convertible if the Company has called the Notes for redemption; and (5) the Notes will convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

Prior to January 15, 2012, the Company will not have the right to redeem the Notes, except to preserve its qualification as a real estate investment trust. On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date.

Holders of the Notes may require the Company to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to but excluding the repurchase date.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

                                                  Initial Costs           Costs           Total Costs
                                  Square     -----------------------   Capitalized   ----------------------
                                  Footage              Buildings and  Subsequent to            Buildings and              Accumulated                            Year Built/
         Property Name          (unaudited)    Land    Improvements    Acquisition     Land    Improvements  Total (27)   Depreciation (Encumbrances (28)         Renovated
         -------------          -----------  --------  -------------  -------------  --------  ------------  -----------  ------------  ----------------     -------------------
California - Los Angeles Metro      31,343  $  2,172  $         812  $      10,627  $  2,172  $     11,439  $    13,611  $     (2,181) $                     1940's/2002
California - Los Angeles Metro      29,660       928          4,280            118       928         4,398        5,326            (8)                       early 1980's
California - San Diego             107,709     1,321          5,960          7,407     1,321        13,367       14,688        (3,210)                       1971/2003
California - San Diego              74,557     1,013              -         16,802     1,013        16,802       17,815        (5,613)                       2000
California - San Diego              44,733       620          9,531          9,667       620        19,198       19,818          (951)                       1962/2005
California - San Diego              86,962     2,663         10,649          5,223     2,663        15,872       18,535        (5,799)                       1986/1996
California - San Diego              76,084     2,651         18,046          1,460     2,651        19,506       22,157        (7,210)           36,655  (2) 1986/2000
California - San Diego              43,600     1,227          9,554            330     1,227         9,884       11,111        (3,624)                   (2) 1991
California - San Diego              18,173       463          1,840          2,787       463         4,627        5,090        (1,238)                   (5) 1983/1998
California - San Diego              67,050     2,548         13,638            263     2,548        13,901       16,449        (4,629)           31,600  (3) 1989
California - San Diego              64,000     2,248         10,952         14,261     2,248        25,213       27,461          (430)                       1998/2006
California - San Diego              34,723     1,122              -          3,881     1,122         3,881        5,003          (659)                   (2) 2000
California - San Diego              55,200     1,683              -          5,647     1,683         5,647        7,330        (1,276)                   (2) 1999
California - San Diego              29,333       733          2,273          1,878       733         4,151        4,884        (1,879)                  (19) 1997
California - San Diego              17,603       444          1,699          1,842       444         3,541        3,985        (1,184)                       late 1970's/1999
California - San Diego              15,410       651          1,375          1,922       651         3,297        3,948        (1,490)                       1978/1999
California - San Diego              45,030       275          8,621          3,666       275        12,287       12,562        (2,072)           88,581  (4) 1987/2003
California - San Diego              51,768       320         10,070          2,965       320        13,035       13,355        (2,765)                   (4) 1987/2000
California - San Diego              41,780       258          8,170          8,725       258        16,895       17,153        (3,133)                   (4) 1987/2000
California - San Diego              17,590       506          2,581          2,352       506         4,933        5,439          (190)           22,915  (5) 1981
California - San Diego              30,147       754          4,288            619       754         4,907        5,661          (555)                   (5) 1981/1998
California - San Diego              22,577       564          3,224             43       564         3,267        3,831          (582)                   (5) 1981/1995
California - San Diego              17,433       436          2,480            431       436         2,911        3,347          (418)                   (5) 1981/1999
California - San Diego              24,208       605          3,459             42       605         3,501        4,106          (625)                   (5) 1981/1995
California - San Diego              21,940       515          1,566          2,502       515         4,068        4,583          (875)                       early 1980's/2001
California - San Diego              71,510     4,329         16,165         10,497     4,329        26,662       30,991        (1,207)           10,301      1986/1998
California - San Diego              56,698     1,984         10,397            238     1,984        10,635       12,619          (783)                   (4) 1987/2001
California - San Diego              87,140    10,124          9,448          4,233    10,124        13,681       23,805          (122)           21,883      1980
California - San Diego              87,298     3,492         18,285            212     3,492        18,497       21,989          (959)           15,180  (6) 1999/2000
California - San Francisco Bay      61,015     1,506          5,357          3,691     1,506         9,048       10,554        (3,385)                   (3) 1983/1999
California - San Francisco Bay      27,745       775          1,917          1,632       775         3,549        4,324        (1,225)                   (3) 1984/2000
California - San Francisco Bay      47,777     1,200          3,880            447     1,200         4,327        5,527        (1,210)                   (3) 1986/1994
California - San Francisco Bay      68,711     1,800          9,731            755     1,800        10,486       12,286        (2,600)            1,104      1985/1994
California - San Francisco Bay     153,837     4,751         12,612         14,476     4,751        27,088       31,839        (5,703)                       1962/2002
California - San Francisco Bay      32,074         -          6,628          8,385         -        15,013       15,013        (4,419)                       1968/2000
California - San Francisco Bay      98,964         -         21,323         20,954         -        42,277       42,277        (6,971)                       1980/2003
California - San Francisco Bay      53,980     3,519              -         12,941     3,519        12,941       16,460        (4,050)           32,070  (7) 2001
California - San Francisco Bay      53,980     3,519              -          7,671     3,519         7,671       11,190        (1,757)                   (7) 2001
California - San Francisco Bay     110,428     7,730         24,397             24     7,730        24,421       32,151        (2,914)          145,391  (8) 2000
California - San Francisco Bay      59,816     4,187         14,020             25     4,187        14,045       18,232        (2,551)                   (8) 2002
California - San Francisco Bay     126,971     8,250         33,846          4,287     8,250        38,133       46,383          (370)                   (8) 2006
California - San Francisco Bay      67,482     1,349          9,915            372     1,349        10,287       11,636          (780)                       1984/2001
California - San Francisco Bay      91,644         -         19,154          1,150         -        20,304       20,304        (1,511)                   (4) 1962/2002
California - San Francisco Bay     140,143     7,038         39,704          3,337     7,038        43,041       50,079        (2,412)                   (8) 2001
California - San Francisco Bay      60,000     4,800          6,693          4,412     4,800        11,105       15,905          (177)            6,543  (9) 1982
California - San Francisco Bay     116,284    28,290              -             17    28,290            17       28,307             -                        1985
California - San Francisco Bay      58,400     3,568          5,255            572     3,568         5,827        9,395             -             8,861      1982/1999
California - San Francisco Bay      82,712     6,617          7,091            667     6,617         7,758       14,375          (122)           13,970      early 1980's
California - San Francisco Bay      70,328     9,799              -             24     9,799            24        9,823             -                        1940's/1990's
California - San Francisco Bay     150,960    25,259         48,796              -    25,259        48,796       74,055          (110)                       1999
Eastern Massachusetts               24,940         -          6,247            399         -         6,646        6,646        (1,505)                  (20) 1880/1991
Eastern Massachusetts               24,867       622          3,053             70       622         3,123        3,745          (421)                       1965/1990
Eastern Massachusetts               40,200       960          3,032          8,196       960        11,228       12,188        (1,152)                       1975
Eastern Massachusetts              115,179     2,734         14,567          4,545     2,734        19,112       21,846        (4,025)                       1991
Eastern Massachusetts               92,711     2,352         14,173          2,512     2,352        16,685       19,037        (3,551)           17,877 (19) 1993
Eastern Massachusetts               92,423       651              -         15,860       651        15,860       16,511        (7,128)                       2000
Eastern Massachusetts               92,500     3,360          7,316         14,719     3,360        22,035       25,395        (6,672)                       1978/2001
Eastern Massachusetts               59,000     1,475          7,194         11,426     1,475        18,620       20,095        (3,992)           36,486 (20) 1972/2002
Eastern Massachusetts               51,000     6,507              -         21,759     6,507        21,759       28,266        (4,194)                       2002
Eastern Massachusetts               47,497     6,058              -         21,345     6,058        21,345       27,403        (2,414)                       2002
Eastern Massachusetts               96,150     6,413          5,457         30,885     6,413        36,342       42,755        (2,589)                       1980/2003
Eastern Massachusetts               46,700     2,567          4,522          9,763     2,567        14,285       16,852        (1,008)                   (4) 1972
Eastern Massachusetts               78,916     1,578         10,195            901     1,578        11,096       12,674          (684)            9,155 (21) 1929/2003
Eastern Massachusetts               11,774       228          1,501            301       228         1,802        2,030          (109)                  (21) 1940/2003
Eastern Massachusetts               48,640       876          5,033             17       876         5,050        5,926          (273)                       1975/1997
Eastern Massachusetts               60,759     1,220         22,375             44     1,220        22,419       23,639        (1,027)                       1977
Eastern Massachusetts               82,330     1,466          9,046          3,931     1,466        12,977       14,443          (395)            7,400      1982/1997
Eastern Massachusetts               26,828     1,341          8,448             50     1,341         8,498        9,839          (353)            5,718 (22) 1975/2000
Eastern Massachusetts              128,325    12,833         27,333             55    12,833        27,388       40,221        (1,141)                       1999
Eastern Massachusetts               30,000       750          3,312             37       750         3,349        4,099          (139)            2,650 (23) 1972/2001
Eastern Massachusetts               45,820     2,775          7,679          5,071     2,775        12,750       15,525          (199)                       1907/1982
Eastern Massachusetts               36,000     1,440          5,238             15     1,440         5,253        6,693          (197)                       1985/1996
Eastern Massachusetts               38,000       893          4,000             81       893         4,081        4,974          (127)            1,829 (24) 1975/2004
Eastern Massachusetts               26,589     1,628          3,554          3,369     1,628         6,923        8,551             -                        1920
Eastern Massachusetts               54,391     1,278          7,057             22     1,278         7,079        8,357          (206)                       1973/2000
Eastern Massachusetts              131,547    15,774         54,481         12,406    15,774        66,887       82,661        (1,366)                       2001
Eastern Massachusetts              113,045     2,261          7,099          4,014     2,261        11,113       13,374          (134)                       1970/2001
Eastern Massachusetts               97,566     2,342          9,892             30     2,342         9,922       12,264          (234)                       2006
Eastern Massachusetts            1,136,734         -        619,658          2,638         -       622,296      622,296        (5,788)          220,639 (25) 2006
Eastern Massachusetts               27,960     2,209          9,059              -     2,209         9,059       11,268           (70)                       1920's/1998
Eastern Massachusetts              184,577    58,697         38,331              -    58,697        38,331       97,028          (210)                       1920's/2006
Eastern Massachusetts              132,135    36,852          5,377              -    36,852         5,377       42,229             -                        1900/1990's
International - Canada              68,000     2,930         17,735          1,050     2,930        18,785       21,715          (859)                       2004
International - Canada             162,362     6,995         20,651            535     6,995        21,186       28,181          (574)                       1999
International - Canada              66,000     2,281          8,612            198     2,281         8,810       11,091          (222)            6,081 (26) 1969/2003
New Jersey/Suburban Philadelphia    42,782       654          4,234            738       654         4,972        5,626        (1,128)                  (20) 1989
New Jersey/Suburban Philadelphia    40,000       600          3,110          3,542       600         6,652        7,252        (3,340)                       1983/1998
New Jersey/Suburban Philadelphia    41,015       621          4,258             28       621         4,286        4,907          (259)                       1968
New Jersey/Suburban Philadelphia   111,451     1,289         12,039             70     1,289        12,109       13,398          (780)                       1997/2004
New Jersey/Suburban Philadelphia    50,000     1,625         19,715             98     1,625        19,813       21,438          (241)                       1975/1996/2002
New Jersey/Suburban Philadelphia    37,000       740          4,506          1,266       740         5,772        6,512        (1,124)                       1982/1994
New Jersey/Suburban Philadelphia    78,501     1,840          2,298         14,565     1,840        16,863       18,703        (4,881)                  (20) late 1960's/1999
New Jersey/Suburban Philadelphia    42,600     1,161          1,438          4,423     1,161         5,861        7,022        (2,389)                       1984/1999
Southeast                           20,580       214          3,802              5       214         3,807        4,021          (778)                       1976/1993
Southeast                           65,114       337          5,795          1,325       337         7,120        7,457        (1,685)                       1986
Southeast                           59,397       288          5,789          5,840       288        11,629       11,917        (4,870)                       1985
Southeast                           60,519       289          5,899          7,477       289        13,376       13,665        (2,472)                       1985
Southeast                           32,120       161          3,410            261       161         3,671        3,832          (828)                       1981
Southeast                           82,206         -            376         11,842         -        12,218       12,218        (2,243)                       2000
Southeast                           38,861       339          3,383          7,168       339        10,551       10,890        (1,919)                       1995/2003
Southeast                           46,557       363          9,101          8,452       363        17,553       17,916          (798)                       2000
Southeast                           48,236       364          8,734              6       364         8,740        9,104          (235)                       2005
Southeast                           81,580       713         12,827            442       713        13,269       13,982          (764)            8,326      1995
Southeast                           77,395       785         11,546              -       785        11,546       12,331           (27)                       2002
Southeast                           45,841     2,916          5,314          1,349     2,916         6,663        9,579             -                        2003
Suburban Washington D.C.           105,000     1,733          9,611          3,482     1,733        13,093       14,826        (3,869)                       1967/2000
Suburban Washington D.C.            47,558       871          5,362          3,095       871         8,457        9,328        (3,312)                       1989/1999
Suburban Washington D.C.            63,154     1,129          6,940          1,012     1,129         7,952        9,081        (1,799)                       1987
Suburban Washington D.C.           138,938     3,281         14,416            207     3,281        14,623       17,904        (3,879)           23,438 (13) 1989/1997
Suburban Washington D.C.            44,500       775          4,122            350       775         4,472        5,247        (1,101)                  (14) 1981/1995
Suburban Washington D.C.           131,415     2,800         11,533         20,962     2,800        32,495       35,295        (3,155)                       1994/2005
Suburban Washington D.C.            49,225     1,267          3,031          5,168     1,267         8,199        9,466        (5,317)                  (13) 1982/1997
Suburban Washington D.C.            44,464       900          2,732          1,592       900         4,324        5,224        (1,891)                  (15) 1989
Suburban Washington D.C.            72,170     1,514         21,946          3,627     1,514        25,573       27,087          (682)                       2006
Suburban Washington D.C.            45,989       748          3,609          1,599       748         5,208        5,956        (1,491)                  (14) 1981/2003
Suburban Washington D.C.           191,884         -         13,679          1,669         -        15,348       15,348        (3,786)           28,866 (14) 1990/2003
Suburban Washington D.C.            75,500     1,510          5,210          1,849     1,510         7,059        8,569        (2,409)                       1983/1997
Suburban Washington D.C.           143,585     2,463            493         23,577     2,463        24,070       26,533        (7,427)           26,903 (15) 2000
Suburban Washington D.C.            25,175       376          3,192          2,199       376         5,391        5,767        (1,043)                       1974/2000
Suburban Washington D.C.            53,464       971          5,141          6,936       971        12,077       13,048        (2,555)                  (16) 1980/2001
Suburban Washington D.C.            54,000       947          5,092          5,002       947        10,094       11,041        (1,322)                  (16) 1980/2003
Suburban Washington D.C.            54,874       970          5,138            919       970         6,057        7,027          (999)            9,319 (16) 1981/2003
Suburban Washington D.C.            59,838       983          6,638            105       983         6,743        7,726        (1,300)                  (15) 1989/1992
Suburban Washington D.C.            58,632     1,466          5,708          4,182     1,466         9,890       11,356        (1,408)                       1972/2003
Suburban Washington D.C.            92,449     2,773         23,906          3,856     2,773        27,762       30,535        (1,028)                       1999
Suburban Washington D.C.            49,185     1,476          7,267             37     1,476         7,304        8,780          (426)                       1963/1979
Suburban Washington D.C.            37,861     2,576          5,661             55     2,576         5,716        8,292          (333)                       1999
Suburban Washington D.C.           343,100    10,052        106,240         17,895    10,052       124,135      134,187        (7,014)           76,794 (17) 1996/1998/2002
Suburban Washington D.C.            54,906     1,647         13,258          3,586     1,647        16,844       18,491          (799)                       1970/1992
Suburban Washington D.C.           180,650     5,527         26,365          3,649     5,527        30,014       35,541        (1,587)                       1982
Suburban Washington D.C.            26,127       784          4,705             85       784         4,790        5,574          (219)            3,323 (18) 2000/2003
Suburban Washington D.C.            83,541     2,924         19,664            433     2,924        20,097       23,021          (623)                       1972/1983
Suburban Washington D.C.           248,186     4,800         27,639            390     4,800        28,029       32,829        (6,884)                  (11) 1992
Washington - Seattle               164,345     5,654         22,916         18,191     5,654        41,107       46,761       (11,247)           14,541 (10) 1975/1997
Washington - Seattle                70,647     2,119         11,275          4,781     2,119        16,056       18,175        (5,454)                       1980/2000
Washington - Seattle                47,746     1,432          7,497          3,323     1,432        10,820       12,252        (3,145)           32,880 (11) 1929/2000
Washington - Seattle               106,003     4,240         31,232             25     4,240        31,257       35,497        (3,320)                       1997
Washington - Seattle                97,366     1,570         15,917         14,929     1,570        30,846       32,416        (2,788)                       1997
Washington - Seattle               165,493     6,940              -         60,427     6,940        60,427       67,367        (2,894)                       2004
Washington - Seattle                32,279     2,156          1,645          5,933     2,156         7,578        9,734          (242)                       1962
Washington - Seattle                 2,896     1,700            344            103     1,700           447        2,147           (22)                       1951
Washington - Seattle               121,790     8,525         20,064            197     8,525        20,261       28,786        (1,011)           28,500      1962/2000
Washington - Seattle                27,633     2,212          6,788            347     2,212         7,135        9,347          (185)            3,928 (12) 1998
Washington - Seattle                24,000     5,134              -             19     5,134            19        5,153             -                        1927
Washington - Seattle                19,053     5,114              -            319     5,114           319        5,433            (1)                       1962/2000
                                -----------  --------  -------------  -------------  --------  ------------  -----------  ------------  ----------------
                                11,232,351  $482,310  $   2,044,459  $     677,732  $482,310  $  2,722,191  $ 3,204,501      (279,620) $        999,707
                                ===========  ========  =============  =============  ========  ============  ===========  ============  ================

____________________

  The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvements.
  Loan of $36,655 secured by 4 properties identified by this reference.
  Loan of $31,600 secured by 4 properties identified by this reference.
  Loan of $88,581 secured by 6 properties identified by this reference.
  Loan of $22,915 secured by 6 properties identified by this reference.
  The balance shown includes an unamortized premium of $1,212.
  Loan of $32,070 secured by 2 properties identified by this reference.
  Loan of $145,391 secured by 4 properties identified by this reference.
  The balance shown includes an unamortized premium of $44.
  Loan of $14,541 secured by 1 property identified by this reference and a property undergoing development.
  Loan of $32,880 secured by 2 properties identified by this reference.
  The balance shown includes an unamortized premium of $260.
  Loan of $23,438 secured by 2 properties identified by this reference.
  Loan of $28,866 secured by 3 properties identified by this reference.
  Loan of $26,903 secured by 3 properties identified by this reference.
  Loan of $9,319 secured by 3 properties identified by this reference.
  The balance shown includes an unamortized premium of $794.
  The balance shown includes an unamortized premium of $195.
  Loan of $17,877 secured by 2 properties identified by this reference.
  Loan of $36,486 secured by 4 properties identified by this reference.
  Loan of $9,155 secured by 2 properties identified by this reference.
  The balance shown includes an unamortized premium of $343.
  The balance shown includes an unamortized premium of $241.
  The balance shown includes an unamortized premium of $90.
  The balance shown includes an unamortized discount of $4,359.
  The balance shown includes an unamortized premium of $145.
  The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).
  Excludes $175,200 of encumbrances primarily related to 11 land parcels.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

                                                                  Rental Properties
                                                              Year Ended December 31,
                                                     ------------------------------------------
                                                         2006          2005           2004
                                                     ------------  -------------  -------------
Balance at beginning of period                      $  2,009,708  $   1,603,912  $   1,123,857
Purchase of rental properties                          1,030,439        272,532        383,350
Sale of properties                                       (41,913)        (1,237)        (4,084)
Additions                                                 76,717         94,210         70,248
Transfer of costs from properties
   under development and land held for development       129,550         40,291         30,541
                                                     ------------  -------------  -------------
Balance at end of period                            $  3,204,501  $   2,009,708  $   1,603,912
                                                     ============  =============  =============