Form 10-Q
period 2007-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2007-05-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-4502084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

385 East Colorado Boulevard, Suite 299, Pasadena, California 91101

(Address of principal executive offices)(Zip Code)

(626) 578-0777

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As of May 1, 2007, 29,474,020 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Rental properties, net	$2,927,871	$2,924,881
Properties undergoing development and land held for development	467,001	397,701
Cash and cash equivalents	9,012	2,948
Tenant security deposits and other restricted cash	46,943	34,360
Tenant receivables	7,104	6,330
Deferred rent	71,158	68,412
Investments	73,760	74,824
Other assets	118,882	108,021
Total assets	$3,721,731	$3,617,477
Liabilities and Stockholders’ Equity
Secured notes payable	$1,111,594	$1,174,866
Unsecured line of credit and unsecured term loan	605,000	850,000
Unsecured convertible notes	460,000	—
Accounts payable, accrued expenses and tenant security deposits	170,593	158,119
Dividends payable	24,413	25,363
Total liabilities	2,371,600	2,208,348
Minority interest	58,470	57,477
Stockholders’ equity
Series B preferred stock	—	57,500
Series C preferred stock	129,638	129,638
Common stock	291	290
Additional paid-in capital	1,142,437	1,139,629
Accumulated other comprehensive income	19,295	24,595
Total stockholders’ equity	1,291,661	1,351,652
Total liabilities and stockholders’ equity	$3,721,731	$3,617,477

See the accompanying Notes to Condensed Consolidated Financial Statements.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues
Rental	$73,280	$52,293
Tenant recoveries	20,609	13,992
Other income	3,750	1,998
	97,639	68,283
Expenses
Rental operations	24,129	15,341
General and administrative	8,082	6,451
Interest	20,556	14,865
Depreciation and amortization	23,466	15,197
	76,233	51,854
Minority interest	907	370
Income from continuing operations	20,499	16,059
Income from discontinued operations, net	1,285	696
Net income	21,784	16,755
Dividends on preferred stock	3,877	4,022
Preferred stock redemption charge	2,799	—
Net income available to common stockholders	$15,108	$12,733
Earnings per share - basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.48	$0.54
Discontinued operations, net	0.04	0.03
Earnings per share - basic	$0.52	$0.57
Earnings per share - diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.48	$0.53
Discontinued operations, net	0.04	0.03
Earnings per share - diluted	$0.52	$0.56
Weighted average shares of common stock outstanding
Basic	28,899,303	22,322,290
Diluted	29,299,733	22,759,795

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income	$21,784	$16,755
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	907	370
Depreciation and amortization	23,518	15,443
Amortization of loan fees and costs	1,185	985
Amortization of premiums/discount on secured notes payable	(173)	(281)
Stock compensation expense	2,728	2,337
Equity in loss related to investments	173	20
Gain on sale of investments	(2,787)	(1,240)
Gain on sale of property	(1,121)	—
Changes in operating assets and liabilties:
Tenant security deposits and other restricted cash	(12,583)	(2,112)
Tenant receivables	(777)	(1,066)
Deferred rent	(3,373)	(2,578)
Other assets	(5,982)	(1,917)
Accounts payable, accrued expenses and tenant security deposits	8,414	7,482
Net cash provided by operating activities	31,913	34,198
Investing Activities
Purchase of rental properties	—	(107,179)
Proceeds from sale of rental property	8,597	—
Additions to rental properties	(27,322)	(16,974)
Additions to properties undergoing development and development land	(68,590)	(29,356)
Additions to investments	(4,802)	(3,193)
Proceeds from investments	6,228	2,242
Net cash used in investing activities	(85,889)	(154,460)
Financing Activities
Proceeds from secured notes payable	—	115,000
Principal reductions of secured notes payable	(63,102)	(10,909)
Principal borrowings from unsecured line of credit	74,000	159,000
Principal borrowings from unsecured convertible notes	450,800	—
Repayments of unsecured line of credit	(319,000)	(125,000)
Redemption of Series B Preferred Stock	(57,500)	—
Proceeds from exercise of stock options	1,400	1,992
Dividends paid on common stock	(21,677)	(15,888)
Dividends paid on preferred stock	(4,967)	(4,022)
Distributions to minority interest	(866)	(392)
Contributions by minority interest	952	—
Net cash provided by financing activities	60,040	119,781
Net increase in cash and cash equivalents	6,064	(481)
Cash and cash equivalents at beginning of period	2,948	3,911
Cash and cash equivalents at end of period	$9,012	$3,430

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.              Background

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord and Developer of Choice to the Life Science Industry®, is a real estate investment trust (“REIT”) formed in 1994.  We are engaged principally in the ownership, operation, management, selective redevelopment, development and acquisition of life science properties.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational medicine entities, as well as governmental agencies.  As of March 31, 2007, we had 158 properties (155 properties located in nine life science markets in the United States and three properties located in Canada) compared to 139 properties (136 properties in eight life science markets in the United States and three properties located in Canada) as of March 31, 2006.

2.     Basis of Presentation

We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission.  In our opinion, the interim financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements.  Such interests are subject to provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”, FASB Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, FASB Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”.  Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

International Operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar.  We own three operating properties in Canada through wholly-owned Canadian subsidiaries.  The functional currency for our foreign subsidiaries operating in Canada is the local currency, the Canadian dollar.  The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented.  Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive income are reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental Properties, Properties Under Development and Land Held For Development

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment and identified intangibles (including intangible value to above, below and at-market leases, origination costs associated with in-place leases, tenant relationships and other intangible assets) based upon their relative fair values. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. We assess fair value of tangible and intangible assets based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

The purchase price of some of our acquisitions completed in 2007 has been allocated on a preliminary basis to the respective assets acquired and the liabilities assumed.  We expect to finalize our purchase price accounting no later than twelve months from the date of acquisition.

Conditional Asset Retirement Obligations

Some of our properties may have asbestos which, under certain conditions, must be remediated.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  In accordance with Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN No. 47”), we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Unrealized gain on marketable securities	$19,485	$21,737
Unrealized (loss) gain on interest rate swap agreements	(2,016)	973
Unrealized foreign currency translation gain	1,826	1,885
	$19,295	$24,595

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$21,784	$16,755
Unrealized loss on marketable securities	(2,252)	(1,577)
Unrealized (loss) gain on interest rate swap agreements	(2,989)	3,535
Unrealized foreign currency translation loss	(59)	(485)
Comprehensive income	$16,484	$18,228

Income Taxes

We are organized and qualify as a Real Estate Investment Trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).   Under the Code, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.   We generally distribute 100% or more of our taxable income.  Therefore, no provision for Federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions located in the United States and Canada.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2003 through 2006.

In accordance with FIN 48, the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.   The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2007, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three months ended March 31, 2007.

Earnings Per Share and Dividends Declared

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income available to common stockholders	$15,108	$12,733
Weighted average shares of common stock outstanding - basic	28,899,303	22,322,290
Add: dilutive effect of stock options and stock grants	400,430	437,505
Weighted average shares of common stock outstanding - diluted	29,299,733	22,759,795
Earnings per share - basic	$0.52	$0.57
Earnings per share - diluted	$0.52	$0.56
Dividends declared per common share	$0.74	$0.70

Emerging Issue Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF Topic D-42”) provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  The cost to issue our preferred stock was recorded as a reduction to additional paid-in capital in the period that the preferred stock was issued.  Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders.  In February 2007, we called for redemption of our 9.10% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”).  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividend to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders during the three months ended March 31, 2007 for costs related to the redemption of the Series B Preferred Stock.  Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the modified-prospective transition method of SFAS 123R, compensation cost is recognized over the remaining service period for the portion of outstanding stock options for which the requisite service has not been rendered that were outstanding as of January 1, 2006. The compensation cost is based on the grant-date fair value of those awards.

In addition, SFAS 123R requires that we account for an estimate of awards that are expected to vest and to revise the estimate for actual forfeitures. The adoption of SFAS 123R did not have a material impact on our financial statements since all awards accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) were fully vested prior to the adoption of SFAS 123R.

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way a company accounts for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recognition of interest and penalties on uncertain tax positions  We adopted FIN 48 effective January 1, 2007.   As a result of the implementation of FIN 48, the Company made a comprehensive review of its tax positions in accordance with the recognition standards established by FIN 48.  The adoption of FIN 48 did not have a material impact on our financial statements.

3.              Rental Properties, Net

Rental properties, net consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$481,839	$482,310
Buildings and building improvements	2,561,514	2,536,542
Other improvements	181,011	185,649
	3,224,364	3,204,501
Less accumulated depreciation	(296,493)	(279,620)
Total	$2,927,871	$2,924,881

4.              Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are recorded at fair value.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating and financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnerships” (“EITF Topic D-46”).  For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

The following table summarizes our available-for-sale securities (in thousands):

	March 31, 2007	December 31, 2006
Adjusted cost of available-for-sale securities	$3,425	$4,445
Gross unrealized gains	20,495	22,849
Gross unrealized losses	(1,010)	(1,112)
Fair value of available-for-sale securities	$22,910	$26,182

We believe that the gross unrealized losses shown above are temporary, and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of March 31, 2007 and December 31, 2006.

Our investments in privately held entities as of March 31, 2007 and December 31, 2006 totaled $50,850,000 and $48,642,000, respectively.  Of these totals, $50,409,000 and $48,013,000 are accounted for under the cost method.  The remainder ($441,000 and $629,000 as of March 31, 2007 and December 31, 2006, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of March 31, 2007, there were no unrealized losses in our investments in privately held entities.

5.              Unsecured Line of Credit and Unsecured Term Loan

In May 2007, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1.4 billion to $1.9 billion consisting of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $500 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of March  31, 2007, we had borrowings of $5 million outstanding under the unsecured line of credit with a weighted average interest rate of 6.47%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of March 31, 2007, we had borrowings of $600 million outstanding under the unsecured term loan with a weighted average interest rate of 6.47%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we complete the development, redevelopment or acquire additional unencumbered properties, aggregate unsecured borrowings may increase up to a maximum combined amount of $1.9 billion.

6.              Unsecured Convertible Notes

In January 2007, we completed a private offering of $460 million of convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%.  The Notes have an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock and a conversion premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million.

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve our qualification as a real estate investment trust.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date. Holders of the Notes may require us to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to but excluding the repurchase date.

7.             Interest Rate Swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of March 31, 2007 (dollars in thousands):

Transaction Dates	Effective Dates	Notional Amounts	Effective at March 31, 2007	Interest Pay Rates	Termination Dates	Fair Values
December 2003	December 29, 2006	$50,000	$50,000	5.090%	October 31, 2008	$(127)
April 2004	April 28, 2006	50,000	50,000	4.230%	April 30, 2007	47
April 2004	April 30, 2007	50,000	—	4.850%	April 30, 2008	86
June 2004	June 30, 2005	50,000	50,000	4.343%	June 29, 2007	112
December 2004	December 31, 2004	50,000	50,000	3.590%	January 2, 2008	662
December 2004	January 3, 2006	50,000	50,000	3.927%	July 1, 2008	719
May 2005	June 30, 2006	50,000	50,000	4.270%	June 29, 2007	125
May 2005	November 30, 2006	25,000	25,000	4.330%	November 30, 2007	144
May 2005	June 29, 2007	50,000	—	4.400%	June 30, 2008	267
May 2005	November 30, 2007	25,000	—	4.460%	November 28, 2008	65
May 2005	June 30, 2008	50,000	—	4.509%	June 30, 2009	68
May 2005	November 28, 2008	25,000	—	4.615%	November 30, 2009	17
December 2005	December 29, 2006	50,000	50,000	4.730%	November 30, 2009	117
December 2005	December 29, 2006	50,000	50,000	4.740%	November 30, 2009	104
December 2005	January 2, 2008	50,000	—	4.768%	December 31, 2010	(60)
June 2006	June 30, 2006	125,000	125,000	5.299%	September 30, 2009	(1,399)
June 2006	October 31, 2008	50,000	—	5.340%	December 31, 2010	(588)
June 2006	October 31, 2008	50,000	—	5.347%	December 31, 2010	(594)
June 2006	June 30, 2008	50,000	—	5.325%	June 30, 2010	(587)
June 2006	June 30, 2008	50,000	—	5.325%	June 30, 2010	(587)
December 2006	December 31, 2006	50,000	50,000	4.990%	March 31, 2014	(205)
December 2006	June 29, 2007	50,000	—	4.920%	October 31, 2008	(36)
December 2006	November 30, 2009	75,000	—	5.015%	March 31, 2014	(66)
December 2006	November 30, 2009	75,000	—	5.023%	March 31, 2014	(87)
December 2006	December 31, 2010	100,000	—	5.015%	October 31, 2012	(39)
December 2006	January 2, 2007	28,500	28,500	5.003%	Jaunuary 3, 2011	(174)
Total			$628,500			$(2,016)

8.              Minority Interest

Minority interest represents the third party interests in certain entities, which own nine properties and one development parcel and are included in our consolidated financial statements. We have a controlling interest in these entities.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  As of March 31, 2007 and December 31, 2006, the aggregate minority interest balances related to these entities were approximately $58.5 million and $57.5 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

9.              Stockholders’ Equity

In March 2007, we declared a cash dividend on our common stock aggregating $21,816,000 ($0.74 per share) for the calendar quarter ended March 31, 2007.  In March 2007, we also declared cash dividends on our 8.375% Series C Cumulative Redeemable Preferred Stock (“Series C preferred stock”) aggregating $2,714,000 ($0.5234375 per share), for the period January 15, 2007 through April 13, 2007.  The dividends on our common stock and Series C preferred stock were paid on April 13, 2007.

In February 2007, we called for redemption of our 9.10% Series B Preferred Stock.  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders during the three months ended March 31, 2007 for costs related to the redemption of the Series B Preferred Stock.

10.       Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When the property is classified as “held for sale”, its operations are classified as discontinued operations in our consolidated statements of income.  When a property is designated as “held for sale”, amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.

A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.  Depreciation of assets is discontinued commencing on the date they are designated as “held for sale”.

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Total revenue	$297	$1,319
Operating expenses	81	377
Revenue less operating expenses	216	942
Depreciation expense	52	246
Income before gain/loss on sales of property	164	696
Gain/loss on sale of property	1,121	—
Income from discontinued operations, net	$1,285	$696

	March 31, 2007	December 31, 2006
Properties held for sale, net	$9,491	$6,160
Other assets	67	1,156
Total assets	$9,558	$7,316
Total liabilities	106	—
Net assets of discontinued operations	$9,452	$7,316

Income from discontinued operations, net for three months ended March 31, 2007 includes the results of operations of one property that was designated as “held for sale” as of March 31, 2007, and one property sold during the three months ended March 31, 2007.  Income from discontinued operations, net for three months ended March 31, 2006 includes one property that was designated as “held for sale” as of March 31, 2007, one property sold during the three months ended March 31, 2007 and three properties that were sold during the second quarter of 2006.  During the first quarter of 2007, we sold one property located in the Suburban Washington D.C. market that had been designated as “held for sale” as of December 31, 2006.  The total sale price for the property sold in the first quarter of 2007 was approximately $8.7 million.  In connection with this sale, we recorded a gain on sale of property of approximately $1,121,000.

Item 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates” or “anticipates”, or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, those described below in this report and under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.  We do not take any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise.  Readers of this Quarterly Report on Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, selective redevelopment, development and acquisition of life science properties.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational medicine entities, as well as governmental agencies.

As of March 31, 2007, we had 158 properties containing approximately 11.2 million rentable square feet of office/laboratory space.  As of that date, our properties were approximately 93.1% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment.  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development and redevelopment activities.

As of March 31, 2007, approximately 90% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of March 31, 2007, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of March 31, 2007, approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 91% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended March 31, 2007 (“First Quarter 2007”) to Three Months Ended March 31, 2006 (“First Quarter 2006”)

Rental revenues increased by $21.0 million, or 40.1%, to $73.3 million for First Quarter 2007 compared to $52.3 million for First Quarter 2006.  The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped after January 1, 2006 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $6.6 million, or 47.3%, to $20.6 million for First Quarter 2007 compared to $14.0 million for First Quarter 2006.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped after January 1, 2006.

Other income for First Quarter 2007 of $3.8 million and $2.0 million for First Quarter 2006 represents construction management fees, interest, investment income and storage income.  The increase in other income for First Quarter 2007 compared to First Quarter 2006 is due to overall increases from each of these sources of other income. As a percentage of total revenues, other income for First Quarter 2007 remained relatively consistent with First Quarter 2006 at approximately 3-4% of total revenues.

Rental operating expenses increased by $8.8 million, or 57.3%, to $24.1 million for First Quarter 2007 compared to $15.3 million for First Quarter 2006.  The increase resulted primarily from rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped after January 1, 2006.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.6 million, or 25.3%, to $8.1 million for First Quarter 2007 compared to $6.5 million for First Quarter 2006 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 139 properties with approximately 9.2 million rentable square feet at March 31, 2006 to 158 properties with approximately 11.2 million rentable square feet at March 31, 2007.  As a percentage of total revenues, general and administrative expenses for First Quarter 2007 remained relatively consistent with First Quarter 2006 at approximately 8-9% of total revenues.

Interest expense increased by $5.7 million, or 38.3%, to $20.6 million for First Quarter 2007 compared to $14.9 million for First Quarter 2006.  The increase resulted primarily from increases in secured notes payable and increases in the variable interest rates on our unsecured line of credit, unsecured term loan and other variable rate debt.  These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2006 and 2007.  The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 6.08% as of March 31, 2006 to 6.47% as of March 31, 2007.  We have entered into certain swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources — Interest Rate Swaps”).

Depreciation and amortization increased by $8.3 million, or 54.4%, to $23.5 million for First Quarter 2007 compared to $15.2 million for First Quarter 2006.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped after January 1, 2006.

Income from discontinued operations, net of $1.3 million for First Quarter 2007 reflects the results of operations of one property that was designated as “held for sale” as of March 31, 2007, and one property sold in First Quarter 2007.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for First Quarter 2007 decreased by $2.3 million to $31.9 million compared to $34.2 million for First Quarter 2006.  The decrease resulted primarily from an increase in tenant security deposits and other restricted cash and other assets offset by an increase in cash flows from our operating activities.

Net cash used in investing activities for First Quarter 2007 decreased by $68.6 million to $85.9 million compared to $154.5 million for First Quarter 2006.  This decrease was primarily due to a lower level of acquisitions of rental properties, including redevelopment properties, offset slightly by an increase in investments in rental properties and properties undergoing development and land held for development for the First Quarter 2007.

Net cash provided by financing activities for First Quarter 2007 decreased by $59.7 million to $60.0 million compared to $119.8 million for First Quarter 2006.  This decrease was primarily due to the proceeds from our unsecured convertible notes offset by principal reduction in secured notes payable, reduction in outstanding borrowings from our unsecured line of credit and the redemption of our Series B Preferred Stock for First Quarter 2007.

Contractual obligations and commitments

Contractual obligations as of March 31, 2007, consist of the following (in thousands):

		Payments by Period
	Total	2007	2008-2009	2010-2011	Thereafter
Contractual Obligations
Secured notes payable	$1,111,594	$43,518	$302,086	$201,450	$564,540
Unsecured line of credit and unsecured term loan	605,000	—	—	605,000	—
Unsecured convertible notes	460,000	—	—	—	460,000
Ground lease obligations	351,548	2,816	7,922	9,798	331,012
Other obligations	5,623	816	1,967	2,021	819
Total	$2,533,765	$47,150	$311,975	$818,269	$1,356,371

Secured notes payable as of March 31, 2007 included 34 notes secured by 74 properties and 7 land development parcels.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period.  Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period.

Ground lease obligations as of March 31, 2007 include leases for fourteen of our properties and two land development parcels.  These lease obligations have remaining lease terms of 26 to 58 years, exclusive of extension options. Included in our ground lease obligations as of March 31, 2007 is a ground lease related to our ground-up development project in New York City totaling approximately 725,000 rentable square feet.  This ground lease obligation has a remaining term of 99 years, inclusive of extension options.

In addition to the above, we were committed as of March 31, 2007 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $450.7 million.

As of March 31, 2007, we were also committed to fund approximately $36 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $24 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Funds held in trust under the terms of certain secured notes payable	$22,751	$20,071
Other funds	24,192	14,289
Total	$46,943	$34,360

Secured notes payable

Secured notes payable totaled $1.1 billion and $1.2 billion as of March 31, 2007 and December 31, 2006, respectively.  Our secured notes payable had weighted average interest rates of 6.18% and 6.21% at March 31, 2007 and December 31, 2006, respectively, with maturity dates ranging from May 2007 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  At March 31, 2007, our secured notes payable were comprised of $910.9 million and $200.7 million of fixed and variable rate debt, respectively, compared to $940 million and $234.9 million of fixed and variable rate debt, respectively, at December 31, 2006.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of March 31, 2007 (in thousands):

Year	Amount	Weighted Average Interest Rate
2007	$43,518	6.37%(1)
2008	256,100	6.34%(2)
2009	45,986	6.50%(2)
2010	93,259	6.48%(2)
2011	108,191	6.34%(2)
Thereafter	564,540	6.29%(2)
	$1,111,594

(1)             The weighted average interest rate is calculated based on outstanding debt as of March 31, 2007.

(2)             The weighted average interest rate is calculated based on outstanding debt as of December 31st of the year immediately preceding the year presented.

Unsecured line of credit and unsecured term loan

In May 2007, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1.4 billion to $1.9 billion consisting of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $500 million.

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of March  31, 2007, we had borrowings of $5 million outstanding under the unsecured line of credit with a weighted average interest rate of 6.47%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of March 31, 2007, we had borrowings of $600 million outstanding under the unsecured term loan with a weighted average interest rate of 6.47%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Accordingly, as we complete the development, redevelopment of or acquire additional unencumbered properties, aggregate unsecured borrowings may increase up to a maximum combined amount of $1.9 billion.

Unsecured convertible notes

In January 2007, we completed a private offering of $460 million of convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%.  The Notes have an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock and a conversion premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million.

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will convertible upon the occurrence of specified corporate transactions; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve its qualification as a real estate investment trust.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date.

Holders of the Notes may require us to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to but excluding the repurchase date.

Interest rate swaps

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of March 31, 2007 (dollars in thousands):

Transaction Dates	Effective Dates	Notional Amounts	Effective at March 31, 2007	Interest Pay Rates	Termination Dates	Fair Values
December 2003	December 29, 2006	$50,000	$50,000	5.090%	October 31, 2008	$(127)
April 2004	April 28, 2006	50,000	50,000	4.230%	April 30, 2007	47
April 2004	April 30, 2007	50,000	—	4.850%	April 30, 2008	86
June 2004	June 30, 2005	50,000	50,000	4.343%	June 29, 2007	112
December 2004	December 31, 2004	50,000	50,000	3.590%	January 2, 2008	662
December 2004	January 3, 2006	50,000	50,000	3.927%	July 1, 2008	719
May 2005	June 30, 2006	50,000	50,000	4.270%	June 29, 2007	125
May 2005	November 30, 2006	25,000	25,000	4.330%	November 30, 2007	144
May 2005	June 29, 2007	50,000	—	4.400%	June 30, 2008	267
May 2005	November 30, 2007	25,000	—	4.460%	November 28, 2008	65
May 2005	June 30, 2008	50,000	—	4.509%	June 30, 2009	68
May 2005	November 28, 2008	25,000	—	4.615%	November 30, 2009	17
December 2005	December 29, 2006	50,000	50,000	4.730%	November 30, 2009	117
December 2005	December 29, 2006	50,000	50,000	4.740%	November 30, 2009	104
December 2005	January 2, 2008	50,000	—	4.768%	December 31, 2010	(60)
June 2006	June 30, 2006	125,000	125,000	5.299%	September 30, 2009	(1,399)
June 2006	October 31, 2008	50,000	—	5.340%	December 31, 2010	(588)
June 2006	October 31, 2008	50,000	—	5.347%	December 31, 2010	(594)
June 2006	June 30, 2008	50,000	—	5.325%	June 30, 2010	(587)
June 2006	June 30, 2008	50,000	—	5.325%	June 30, 2010	(587)
December 2006	December 31, 2006	50,000	50,000	4.990%	March 31, 2014	(205)
December 2006	June 29, 2007	50,000	—	4.920%	October 31, 2008	(36)
December 2006	November 30, 2009	75,000	—	5.015%	March 31, 2014	(66)
December 2006	November 30, 2009	75,000	—	5.023%	March 31, 2014	(87)
December 2006	December 31, 2010	100,000	—	5.015%	October 31, 2012	(39)
December 2006	January 2, 2007	28,500	28,500	5.003%	Jaunuary 3, 2011	(174)
Total			$628,500			$(2,016)

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

As of March 31, 2007 and December 31, 2006, our interest rate swap agreements were classified in accounts payable, accrued expenses, tenant security deposits and other assets at their fair values aggregating approximately $2.0 million and $1.0 million, respectively, with the offsetting adjustment reflected as net unrealized losses and gains in accumulated other comprehensive income in stockholders’ equity.  Balances in accumulated other comprehensive income/loss are recognized in earnings as swap payments are made.

Other resources and liquidity requirements

In February 2007, we called for redemption of our 9.10% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”).  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders during the three months ended March 31, 2007 for costs related to the redemption of the Series B Preferred Stock.

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

We expect to meet certain long-term liquidity requirements, such as for property development and redevelopment activities, property acquisitions, scheduled debt maturities, expansions and other non-recurring capital improvements, through net cash provided by operating activities, long-term secured and unsecured indebtedness, including borrowings under the unsecured line of credit and unsecured term loan, and the issuance of additional debt and/or equity securities.

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the three months ended March 31, 2007 (in thousands):

Property-related capital expenditures (1)	$193
Leasing costs (2)	$84
Property-related redevelopment costs (3)	$30,359
Property-related development costs (3)	$69,990

(1)          Property-related capital expenditures include all capital and recurring capital expenditures, except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures, or costs related to the redevelopment of a property.  Major capital expenditures consist of roof replacements and HVAC systems which are typically identified and considered at the time the property is acquired.  Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants.  Approximately 91% of our leases (based on rentable square feet) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.

(2)          Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space.

(3)          Amount includes leasing costs related to development and redevelopment projects.

Inflation

As of March 31, 2007, approximately 90% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of March 31, 2007, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of March 31, 2007, approximately 91% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of Funds From Operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See “Liquidity and Capital Resources - Cash flows” above for information regarding these measures of cash flow.)

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income available to common stockholders (1)	$15,108	$12,733
Add:
Depreciation and amortization (2)	23,518	15,443
Minority interest	907	370
Subtract:
Gain on sale of property (3)	(1,121)	—
FFO allocable to minority interest	(866)	(392)
Funds from operations available to common stockholders (1)	$37,546	$28,154

(1)          During the first quarter of 2007, we redeemed our 9.10% Series B Preferred Stock.  Accordingly, in compliance with EITF Topic D-42, we recorded a charge of $2,799,000, or $0.10 per common share (diluted), in the first quarter of 2007 for costs related to the redemption of our Series B Preferred Stock.

(2)          Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations (for the periods prior to when such assets were sold or designated as “held for sale”).

(3)  Gain on sale of property relates to the disposition of one property in the Suburban Washington D.C. market during the first quarter of 2007.  Gain on sale of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our property portfolio as of March 31, 2007 (dollars in thousands):

	Number of	Rentable Square Feet			Annualized Base	Occupancy
	Properties	Operating	Redevelopment	Total	Rent (1)	Percentages (1)
Markets
California—Los Angeles Metro	2	31,343	29,660	61,003	$697	70.8%
California—San Diego	27	1,062,407	247,849	1,310,256	27,387	90.4%
California—San Francisco Bay	23	1,637,474	37,377	1,674,851	51,050	96.2%
Eastern Massachusetts	39	3,003,552	272,087	3,275,639	97,827	95.2%
International—Canada	3	296,362	—	296,362	6,278	100.0%
New Jersey/Suburban Philadelphia	8	443,349	—	443,349	8,907	96.6%
Southeast	12	596,172	62,234	658,406	9,492	84.3%	(2)
Suburban Washington D.C.	31	2,391,314	108,556	2,499,870	46,792	90.1%
Washington—Seattle	12	806,759	72,492	879,251	25,667	95.1%
Total Properties (Continuing Operations)	157	10,268,732	830,255	11,098,987	$274,097	93.1%	(3)

(1)          Excludes spaces at properties totaling 830,255 square feet undergoing a permanent change in use to office/laboratory space through redevelopment and one property totaling 58,400 square feet that is classified as “held for sale” as of March 31, 2007.

(2)   Substantially all of the vacant space is office or warehouse space.

(3)          Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of March 31, 2007 was 85.7%.

The following table provides information with respect to the lease expirations at our properties as of March 31, 2007:

		Square	Percentage of	Annualized Base
	Number of	Footage of	Aggregate	Rent of Expiring
	Leases	Expiring	Leased	Leases (per
Year of Lease Expiration	Expiring	Leases	Square Feet	square foot)
2007	66 (1)	788,496	8.2%	$24.23
2008	49	850,478	8.9%	$26.89
2009	53	695,176	7.3%	$22.57
2010	41	1,008,501	10.5%	$27.03
2011	50	1,384,876	14.5%	$27.81
Thereafter	108	4,836,668	50.6%	$31.93

(1)          Includes month-to-month leases for approximately 47,000 square feet.

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

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts.  The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our swap agreements in effect on, March 31, 2007, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $911,000.  We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on March 31, 2007, would increase annual future earnings by approximately $911,000.  A 1% increase in interest rates on our debt and interest rate swap agreements would decrease their aggregate fair values by approximately $77.6 million at March 31, 2007.  A 1% decrease in interest rates on our debt and interest rate swap agreements would increase their aggregate fair values by approximately $80.7 million at March 31, 2007.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2007.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities.  We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in values will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair values of our equity investments as of March 31, 2007 would decrease their fair values by approximately $7.4 million.

We have exposure to foreign currency exchange rate market risk related to our wholly-owned subsidiaries operating in Canada.  The functional currency of our foreign subsidiaries operating in Canada is the local currency, the Canadian dollar.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of stockholders’ equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Item 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                 RISK FACTORS

The following risk factor supplements the risk factors set forth in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2006.

We have certain ownership interests outside the United States, and we expect to continue to pursue international expansion opportunities that may subject us to different or greater risks than those associated with our domestic operations.

We own three properties totaling approximately 296,000 square feet located in Canada and expect to pursue additional expansion opportunities outside the United States.  International development and ownership activities involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include but are not limited to:

•                                          adverse effects of changes in exchange rates for foreign currencies;

•                                          any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT;

•                                          challenges with respect to the repatriation of foreign earnings;

•                                          changes in foreign political, regulatory and economic conditions, including regionally, nationally, and locally;

•                                          challenges in managing international operations;

•                                          challenges of complying with a wide variety of foreign laws and regulations, including those relating to corporate governance, operations, taxes, and legal proceedings;

•                                          differences in lending practices;

•                                          differences in cultures; and

•                                          changes in applicable laws and regulations in the United States that affect foreign operations.

Although our international activities currently represent a relatively small portion of our overall business, to the extent that we expand our international activities, these risks could increase in significance which, in turn, could have an adverse impact on our results of operations and financial condition.

Item 6.                          EXHIBITS

3.1*	Articles of Amendment and Restatement of Alexandria, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on August 14, 1997
3.2*	Certificate of Correction of Alexandria, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on August 14, 1997
3.3*	Bylaws of Alexandria (as amended February 27, 2006), filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the Commission on March 16, 2006
3.4*

Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on February 10, 2000

3.5*

Articles Supplementary, dated January 28, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s current report on Form 8-A filed with the Commission on February 17, 2002

4.1*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on January 19, 2007.

4.2*

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC., Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on January 19, 2007.

11.1	Computation of Per Share Earnings (included in Note 2 to the Condensed Consolidated Financial Statements).
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2007.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)