Form 10-Q
period 2007-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2007-08-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, 29,565,407 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Rental properties, net	$2,802,568	$2,924,881
Properties undergoing development and land held for development	705,041	397,701
Cash and cash equivalents	7,017	2,948
Tenant security deposits and other restricted cash	48,332	34,360
Tenant receivables	6,360	6,330
Deferred rent	73,493	68,412
Investments	77,698	74,824
Other assets	126,377	108,021
Total assets	$3,846,886	$3,617,477

Liabilities and Stockholders’ Equity
Secured notes payable	$1,036,269	$1,174,866
Unsecured line of credit and unsecured term loan	778,000	850,000
Unsecured convertible notes	460,000	-
Accounts payable, accrued expenses and tenant security deposits	176,993	158,119
Dividends payable	25,005	25,363
Total liabilities	2,476,267	2,208,348

Minority interest	58,429	57,477

Stockholders’ equity:
Series B preferred stock	-	57,500
Series C preferred stock	129,638	129,638
Common stock	292	290
Additional paid-in capital	1,146,101	1,139,629
Accumulated other comprehensive income	36,159	24,595
Total stockholders’ equity	1,312,190	1,351,652
Total liabilities and stockholders’ equity	$3,846,886	$3,617,477

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Rental	$73,369	$54,485	$146,649	$106,778
Tenant recoveries	19,123	13,222	39,732	27,214
Other income	3,410	2,480	7,160	4,478
	95,902	70,187	193,541	138,470

Expenses
Rental operations	22,838	14,229	46,967	29,570
General and administrative	7,921	6,269	16,003	12,720
Interest	19,870	16,317	40,426	31,182
Depreciation and amortization	22,654	16,091	46,120	31,288
	73,283	52,906	149,516	104,760
Minority interest	902	370	1,809	740
Income from continuing operations	21,717	16,911	42,216	32,970
Income from discontinued operations, net	2,331	251	3,616	947
Net income	24,048	17,162	45,832	33,917
Dividends on preferred stock	2,714	4,023	6,591	8,045
Preferred stock redemption charge	-	-	2,799	-
Net income available to common stockholders	$21,334	$13,139	$36,442	$25,872

Earnings per share - basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.65	$0.56	$1.14	$1.11
Discontinued operations, net	0.08	0.01	0.12	0.04
Earnings per share - basic	$0.73	$0.57	$1.26	$1.15

Earnings per share - diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.65	$0.56	$1.12	$1.08
Discontinued operations, net	0.08	0.01	0.12	0.04
Earnings per share - diluted	$0.73	$0.57	$1.24	$1.12

Weighted average shares of common stock outstanding

Basic	29,045,354	22,856,380	28,972,732	22,590,811
Diluted	29,362,514	23,250,681	29,337,440	23,010,992

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
 (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$45,832	$33,917
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	1,809	740
Depreciation and amortization	46,172	31,612
Amortization of loan fees and costs	2,782	2,175
Amortization of premiums/discount on secured notes payable	(324)	(568)
Stock compensation expense	5,414	4,308
Equity in loss related to investments	43	464
Gain on sale of investments	(5,859)	(2,393)
Gain on sale of properties	(3,461)	(59)
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(13,972)	(3,294)
Tenant receivables	(33)	1,108
Deferred rent	(5,605)	(6,253)
Other assets	(9,013)	(17,921)
Accounts payable, accrued expenses and tenant security deposits	17,608	5,905
Net cash provided by operating activities	81,393	49,741

Investing Activities
Purchase of rental properties	(13,930)	(150,394)
Proceeds from sale of rental properties	20,724	40,540
Additions to rental properties	(56,538)	(41,279)
Additions to properties undergoing development and development land	(161,263)	(64,698)
Additions to investments	(9,100)	(4,943)
Proceeds from investments	10,696	7,284
Net cash used in investing activities	(209,411)	(213,490)

Financing Activities
Proceeds from secured notes payable	2,700	115,000
Principal reductions of secured notes payable	(141,509)	(13,228)
Principal borrowings from unsecured line of credit and term loan	363,000	271,500
Proceeds from unsecured convertible notes	450,800	-
Repayments of unsecured line of credit	(435,000)	(474,500)
Redemption of Series B Preferred Stock	(57,500)	-
Proceeds from issuance of common stock	-	303,144
Proceeds from exercise of stock options	1,620	2,235
Dividends paid on common stock	(43,486)	(31,837)
Dividends paid on preferred stock	(7,681)	(8,045)
Distributions to minority interest	(1,809)	(784)
Contributions by minority interest	952	-
Net cash provided by financing activities	132,087	163,485
Net increase (decrease) in cash and cash equivalents	4,069	(264)
Cash and cash equivalents at beginning of period	2,948	3,911
Cash and cash equivalents at end of period	$7,017	$3,647

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.              Background

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord and Developer of Choice to the Life Science Industry®, is a real estate investment trust (“REIT”) formed in 1994.  We are engaged principally in the ownership, operation, management, selective redevelopment, development and acquisition of life science properties.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational medicine entities, as well as governmental agencies.  As of June 30, 2007, we had 155 properties (151 properties located in nine life science markets in the United States and four properties located in Canada) compared to 140 properties (137 properties in eight life science markets in the United States and three properties located in Canada) as of June 30, 2006.

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

International Operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar.  We own four operating properties in Canada through wholly-owned Canadian subsidiaries.  The functional currency for our foreign subsidiaries operating in Canada is the local currency, the Canadian dollar.  The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented.  Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive income are reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

2.            Background and Basis of Presentation (continued)

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

Conditional Asset Retirement Obligations

Some of our properties may have asbestos which, under certain conditions, require remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  In accordance with Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN No. 47”), we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Unrealized gain on marketable securities	$20,391	$21,737
Unrealized gain on interest rate swap agreements	8,735	973
Unrealized gain on foreign currency translation	7,033	1,885
	$36,159	$24,595

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$24,048	$17,162	$45,832	$33,917
Unrealized gain (loss) on marketable securities	906	(2,302)	(1,346)	(3,879)
Unrealized gain on interest rate swap agreements	10,751	3,466	7,762	7,001
Unrealized gain on foreign currency translation	5,207	2,426	5,148	1,941
Comprehensive income	$40,912	$20,752	$57,396	$38,980

2.            Background and Basis of Presentation (continued)

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

In accordance with FIN 48, the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.   The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2007, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the six months ended June 30, 2007.

Earnings Per Share and Dividends Declared

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income available to common stockholders	$21,334	$13,139	$36,442	$25,872

Weighted average shares of common stock outstanding - basic	29,045,354	22,856,380	28,972,732	22,590,811
Add: dilutive effect of stock options and stock grants	317,160	394,301	364,708	420,181

Weighted average shares of common stock outstanding - diluted	29,362,514	23,250,681	29,337,440	23,010,992

Earnings per share - basic	$0.73	$0.57	$1.26	$1.15
Earnings per share - diluted	$0.73	$0.57	$1.24	$1.12

Dividends declared per common share	$0.76	$0.70	$1.50	$1.40

Emerging Issue Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF Topic D-42”) provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  The cost to issue our preferred stock was recorded as a reduction to additional paid-in capital in the period that the preferred stock was issued.  Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders.  In February 2007, we called for redemption of our 9.10% Series B

2.            Background and Basis of Presentation (continued)

Earnings Per Share and Dividends Declared (continued)

Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”).  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividend to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders during the six months ended June 30, 2007 for costs related to the redemption of the Series B Preferred Stock.  Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

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

Impact of Recently Issued Accounting Standards

On July 25, 2007, the FASB authorized the issuance of a proposed FASB Staff Position that would affect the accounting treatment for convertible debt instruments, such as our outstanding convertible notes, that may be settled wholly or partially in cash upon conversion.  The FASB Staff Position is expected to be released for public comment shortly and is expected to be effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those years.  Because the proposed FASB Staff Position has not been issued and will be subject to a 45-day comment period, we cannot predict at this time the ultimate impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We are currently evaluating the impact, if any, of SFAS 159 on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way a company accounts for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 also provides guidance on the accounting and recognition of interest and penalties on uncertain tax positions.  We adopted FIN 48 effective January 1, 2007.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its tax positions in accordance with the recognition standards established by FIN 48.  The adoption of FIN 48 did not have a material impact on our financial statements.

3.              Rental Properties, Net

Rental properties, net consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$376,121	$482,310
Buildings and building improvements	2,561,243	2,536,542
Other improvements	181,146	185,649
	3,118,510	3,204,501
Less accumulated depreciation	(315,942)	(279,620)
Total	$2,802,568	$2,924,881

4.              Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are recorded at fair value.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating and financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnerships” (“EITF Topic D-46”).  For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

The following table summarizes our available-for-sale securities (in thousands):

	June 30, 2007	December 31, 2006
Cost of available-for-sale securities	$4,837	$4,445
Gross unrealized gains	21,833	22,849
Gross unrealized losses	(1,442)	(1,112)
Fair value of available-for-sale securities	$25,228	$26,182

We believe that the gross unrealized losses shown above are temporary, and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of June 30, 2007 and December 31, 2006.

Our investments in privately held entities as of June 30, 2007 and December 31, 2006 totaled $52,470,000 and $48,642,000, respectively.  Of these totals, $51,898,000 and $48,013,000 are accounted for under the cost method.  The remainder ($572,000 and $629,000 as of June 30, 2007 and December 31, 2006, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of June 30, 2007, there were no unrealized losses in our investments in privately held entities.

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

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of June 30, 2007, we had borrowings of $28 million outstanding under the unsecured line of credit with a weighted average interest rate of 6.47%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of June 30, 2007, we had borrowings of $750 million outstanding under the unsecured term loan with a weighted average interest rate of 6.47%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

5.              Unsecured Line of Credit and Unsecured Term Loan (continued)

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

7.              Interest Rate Swaps (continued)

The following table summarizes our interest rate swap agreements as of June 30, 2007 (dollars in thousands):

Transaction Dates	Effective Dates	Notional Amounts	Effective at June 30, 2007	Interest Pay Rates	Termination Dates	Fair Values
December 2003	December 29, 2006	$50,000	$50,000	5.090%	October 31, 2008	$83
April 2004	April 30, 2007	50,000	50,000	4.850	April 30, 2008	169
December 2004	December 31, 2004	50,000	50,000	3.590	January 2, 2008	501
December 2004	January 3, 2006	50,000	50,000	3.927	July 1, 2008	708
May 2005	November 30, 2006	25,000	25,000	4.330	November 30, 2007	102
May 2005	June 29, 2007	50,000	50,000	4.400	June 30, 2008	421
May 2005	November 30, 2007	25,000	-	4.460	November 28, 2008	175
May 2005	June 30, 2008	50,000	-	4.509	June 30, 2009	310
May 2005	November 28, 2008	25,000	-	4.615	November 30, 2009	145
December 2005	December 29, 2006	50,000	50,000	4.730	November 30, 2009	556
December 2005	December 29, 2006	50,000	50,000	4.740	November 30, 2009	544
December 2005	January 2, 2008	50,000	-	4.768	December 31, 2010	664
June 2006	June 30, 2006	125,000	125,000	5.299	September 30, 2009	(251)
June 2006	October 31, 2008	50,000	-	5.340	December 31, 2010	(53)
June 2006	October 31, 2008	50,000	-	5.347	December 31, 2010	(60)
June 2006	June 30, 2008	50,000	-	5.325	June 30, 2010	(87)
June 2006	June 30, 2008	50,000	-	5.325	June 30, 2010	(87)
December 2006	December 29, 2006	50,000	50,000	4.990	March 31, 2014	1,163
December 2006	June 29, 2007	50,000	50,000	4.920	October 31, 2008	195
December 2006	November 30, 2009	75,000	-	5.015	March 31, 2014	1,288
December 2006	November 30, 2009	75,000	-	5.023	March 31, 2014	1,267
December 2006	December 31, 2010	100,000	-	5.015	October 31, 2012	737
December 2006	January 2, 2007	28,500	28,500	5.003	January 3, 2011	245
Total			$628,500			$8,735

8.              Minority Interest

Minority interest represents the third party interests in certain entities, which own nine properties and one development parcel and are included in our consolidated financial statements. We have a controlling interest in these entities.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  As of June 30, 2007 and December 31, 2006, the aggregate minority interest balances related to these entities were approximately $58.4 million and $57.5 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

9.              Stockholders’ Equity

In June 2007, we declared a cash dividend on our common stock aggregating $22,402,000 ($0.76 per share) for the calendar quarter ended June 30, 2007.  In June 2007, we also declared cash dividends on our 8.375% Series C Cumulative Redeemable Preferred Stock (“Series C preferred stock”) aggregating $2,714,000 ($0.5234375 per share), for the period April 16, 2007 through July 15, 2007.

In February 2007, we called for redemption of our 9.10% Series B Preferred Stock.  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders in February 2007 for costs related to the redemption of the Series B Preferred Stock.

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

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$-	$488	$297	$1,807
Operating expenses	9	218	90	595
Revenue less operating expenses	(9)	270	207	1,212
Depreciation expense	-	78	52	324
(Loss)/income before gain on sales of property	(9)	192	155	888
Gain on sale of property	2,340	59	3,461	59
Income from discontinued operations, net	$2,331	$251	$3,616	$947

	June 30, 2007	December 31, 2006
Properties held for sale, net	$-	$6,160
Other assets	-	1,156
Total assets	$-	$7,316

Total liabilities	-	-
Net assets of discontinued operations	$-	$7,316

Income from discontinued operations, net for three months ended June 30, 2007, includes the results of operations of one property that was sold during the second quarter of June 30, 2007.  Income from discontinued operations, net for three months ended June 30, 2006, includes one property that was sold during the first quarter of 2007, one property that was sold during the second quarter of 2007, and three properties that were sold during the second quarter of 2006.  Income from discontinued operations, net for six months ended June 30, 2007, includes two properties that were sold during the six months ended 2007.  Income from discontinued operations, net for six months ended June 30, 2006, includes two properties that were sold during the six months ended June 30, 2007, and three properties that were sold during the second quarter of 2006.  During the second quarter of 2007, we sold one property located in the San Francisco Bay market that had been designated as “held for sale” as of March 31, 2007.  The total sale price for the property sold in the second quarter of 2007 was approximately $12.5 million.  In connection with this sale, we recorded a gain on sale of property of approximately $2,340,000.

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

As of June 30, 2007, we had 155 properties containing approximately 10.8 million rentable square feet of office/laboratory space.  As of that date, our properties were approximately 93.3% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment.  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property redevelopment, development and acquisition activities.

As of June 30, 2007, approximately 89% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of June 30, 2007, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of June 30, 2007, approximately 91% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 93% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended June 30, 2007 (“Second Quarter 2007”) to Three Months Ended June 30, 2006 (“Second Quarter 2006”)

Rental revenues increased by $18.9 million, or 35%, to $73.4 million for Second Quarter 2007 compared to $54.5 million for Second Quarter 2006.  The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped during the periods after April 1, 2006 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $5.9 million, or 45%, to $19.1 million for Second Quarter 2007 compared to $13.2 million for Second Quarter 2006.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped during the periods after April 1, 2006.

Other income for First Quarter 2007 of $3.4 million and $2.5 million for Second Quarter 2006 represents construction management fees, interest, investment income and storage income.  The increase in other income for Second Quarter 2007 compared to Second Quarter 2006 is due to overall increases from each of these sources of other income. As a percentage of total revenues, other income for Second Quarter 2007 remained relatively consistent with Second Quarter 2006 at approximately 3-4% of total revenues.

Rental operating expenses increased by $8.6 million, or 61%, to $22.8 million for Second Quarter 2007 compared to $14.2 million for Second Quarter 2006.  The increase resulted primarily from rental operating expenses (primarily property taxes, insurance and utilities) from properties acquired, placed in service or redeveloped during the periods after April 1, 2006.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.7 million, or 26%, to $7.9 million for Second Quarter 2007 compared to $6.3 million for Second Quarter 2006 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 140 properties with approximately 9.2 million rentable square feet at June 30, 2006 to 155 properties with approximately 10.8 million rentable square feet at June 30, 2007.  As a percentage of total revenues, general and administrative expenses for Second Quarter 2007 remained relatively consistent with Second Quarter 2006 at approximately 8-9% of total revenues.

Interest expense increased by $3.6 million, or 22%, to $19.9 million for Second Quarter 2007 compared to $16.3 million for Second Quarter 2006.  The increase resulted primarily from increases in indebtedness on secured notes payable and increases in our unsecured line of credit and unsecured term loan.  These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2006 and 2007.  We have entered into certain swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources — Interest rate swaps”).

Depreciation and amortization increased by $6.6 million, or 41%, to $22.7 million for Second Quarter 2007 compared to $16.1 million for Second Quarter 2006.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after April 1, 2006.

Income from discontinued operations, net of $2.3 million for Second Quarter 2007 reflects the results of operations of one property that was sold during the Second Quarter 2007.

Comparison of Six Months Ended June 30, 2007 (“Six Months 2007”) to Six Months Ended June 30, 2006 (“Six Months 2006”)

Rental revenues increased by $39.9 million, or 37%, to $146.6 million for Six Months 2007 compared to $106.8 million for Six Months 2006.  The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped during the periods after January 1, 2006 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $12.5 million, or 46%, to $39.7 million for Six Months 2006 compared to $ 27.2 million for Six Months 2006.  The increase resulted primarily from properties acquired, placed in service or redeveloped during the periods after January 1, 2006.

Other income for Six Months 2007 of $7.2 million and $4.5 million for Six Months 2006 represents construction management fees, interest, investment and storage income.  The increase in other income from Six Months 2007 compared to Six Months 2006 is due to overall increases in each of these sources of other income.  As a percentage of total revenues, other income for Six Months 2007 remained relatively consistent with Six Months 2006 at approximately 3-4% of total revenues.

Rental operating expenses increased by $17.4 million, or 59%, to $47.0 million for Six Months 2007 compared to $29.6 million for Six Months 2006. The increase resulted primarily from increases in rental operating expenses (primarily property taxes, insurance and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2006.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $3.3 million, or 26%, to $16.0 million for Six Months 2007 compared to $12.7 million for Six Months 2006 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 140 properties with approximately 9.2 million rentable square feet at June 30, 2006 to 155 properties with approximately 10.8 million rentable square feet at June 30, 2007.  As a percentage of total revenues, general and administrative expenses for Six Months 2007 remained relatively consistent with Six Months 2006 at approximately 8-9% of total revenues.

Interest expense increased by $9.2 million, or 30%, to $40.4 million for Six Months 2007 compared to $31.2 million for Six Months 2006.  The increase resulted from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable.  These borrowings were utilized to finance the acquisition of properties in 2006 and 2007, and the development and redevelopment of properties. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest Rate Swaps”).

Depreciation and amortization increased by $14.8 million, or 47%, to $46.1 million for Six Months 2007 compared to $31.3 million for Six Months 2006.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after January 1, 2006.

Income from discontinued operations, net of $3.6 million for Six Months 2007, reflects the results of operations of two properties that were sold during the Six Months 2007.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Six Months 2007 increased by $31.7 million to $81.4 million compared to $49.7 million for Six Months 2006.  The increase resulted primarily from an increase in cash flows from operations and cash flows from overall changes in operating assets and liabilities.

Net cash used in investing activities for Six Months 2007 was $209.4 million as compared to $213.5 million for Six Months 2006.  Net cash used in investing activities was relatively consistent for the Six Months 2007 and Six Months 2006 with a higher level of investments in properties undergoing development offset by a lower level of purchases of rental properties during the Six Months 2007 as compared to the Six Months 2006.

Net cash provided by financing activities for Six Months 2007 decreased by $31.4 million to $132.1 million compared to $163.5 million for Six Months 2006. In Six Months 2007, proceeds from secured notes payable, the issuance of unsecured convertible notes and borrowings from our unsecured line of credit and term loan were approximately $816.5 million and principal repayments on secured notes payable and our unsecured line of credit were approximately $576.5 million. In addition, funds totaling approximately $57.5 million were used to redeem our Series B preferred stock in Six Months 2007.  In Six Months 2006, proceeds from secured notes payable, the issuance of common stock and borrowings from our unsecured line of credit and term loan were approximately $689.6 million and principal repayments on secured notes payable and our unsecured line of credit were approximately $487.7 million. In addition, dividends paid to common stockholders for Six Months 2007 increased to $43.5 million from $31.8 million for Six Months 2006.

Contractual obligations and commitments

Contractual obligations as of June 30, 2007, consist of the following (in thousands):

		Payments by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter

Secured notes payable	$1,036,269	$25,494	$242,086	$201,450	$567,239
Unsecured line of credit and unsecured term loan	778,000	-	-	778,000	-
Unsecured convertible notes	460,000	-	-	-	460,000
Ground lease obligations	350,609	1,877	7,922	9,798	331,012
Other obligations	5,354	547	1,967	2,021	819
Total	$2,630,232	$27,918	$251,975	$991,269	$1,359,070

Secured notes payable as of June 30, 2007 included 33 notes secured by 69 properties and 5 land development parcels.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period.  Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period.

Ground lease obligations as of June 30, 2007 include leases for fourteen of our properties and two land development parcels.  These lease obligations have remaining lease terms of 26 to 58 years, exclusive of extension options. Included in our ground lease obligations as of June 30, 2007 is a ground lease related to our ground-up development project in New York City totaling approximately 725,000 rentable square feet.  This ground lease obligation has a remaining term of 99 years, inclusive of extension options.

In addition to the above, we were committed as of June 30, 2007 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $423.2 million.

As of June 30, 2007, we were also committed to fund approximately $58.3 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $24.8 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Funds held in trust under the terms of certain secured notes payable	$20,329	$19,994
Other funds	28,003	14,366
Total	$48,332	$34,360

Secured notes payable

Secured notes payable totaled $1.0 billion and $1.2 billion as of June 30, 2007 and December 31, 2006, respectively.  Our secured notes payable had weighted average interest rates of 6.15% and 6.21% at June 30, 2007 and December 31, 2006, respectively, with maturity dates ranging from November 2007 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  At June 30, 2007, our secured notes payable were comprised of $893 million and $143 million of fixed and variable rate debt, respectively, compared to $940 million and $235 million of fixed and variable rate debt, respectively, at December 31, 2006.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of June 30, 2007 (in thousands):

Year	Amount	Weighted Average Interest Rate

2007	$25,494	6.15	%(1)
2008	196,100	6.13	%(2)
2009	45,986	6.27	%(2)
2010	93,259	6.24	%(2)
2011	108,191	6.10	%(2)
Thereafter	567,239	6.00	%(2)
	$1,036,269

(1)    The weighted average interest rate is calculated based on outstanding debt as of June 30, 2007.

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

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of June 30, 2007, we had borrowings of $28 million outstanding under the unsecured line of credit with a weighted average interest rate of 6.47%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of June 30, 2007, we had borrowings of $750 million outstanding under the unsecured term loan with a weighted average interest rate of 6.47%.

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

The following table summarizes our interest rate swap agreements as of June 30, 2007 (dollars in thousands):

Transaction Dates	Effective Dates	Notional Amounts	Effective at June 30, 2007	Interest Pay Rates	Termination Dates	Fair Values
December 2003	December 29, 2006	$50,000	$50,000	5.090%	October 31, 2008	$83
April 2004	April 30, 2007	50,000	50,000	4.850	April 30, 2008	169
December 2004	December 31, 2004	50,000	50,000	3.590	January 2, 2008	501
December 2004	January 3, 2006	50,000	50,000	3.927	July 1, 2008	708
May 2005	November 30, 2006	25,000	25,000	4.330	November 30, 2007	102
May 2005	June 29, 2007	50,000	50,000	4.400	June 30, 2008	421
May 2005	November 30, 2007	25,000	-	4.460	November 28, 2008	175
May 2005	June 30, 2008	50,000	-	4.509	June 30, 2009	310
May 2005	November 28, 2008	25,000	-	4.615	November 30, 2009	145
December 2005	December 29, 2006	50,000	50,000	4.730	November 30, 2009	556
December 2005	December 29, 2006	50,000	50,000	4.740	November 30, 2009	544
December 2005	January 2, 2008	50,000	-	4.768	December 31, 2010	664
June 2006	June 30, 2006	125,000	125,000	5.299	September 30, 2009	(251)
June 2006	October 31, 2008	50,000	-	5.340	December 31, 2010	(53)
June 2006	October 31, 2008	50,000	-	5.347	December 31, 2010	(60)
June 2006	June 30, 2008	50,000	-	5.325	June 30, 2010	(87)
June 2006	June 30, 2008	50,000	-	5.325	June 30, 2010	(87)
December 2006	December 31, 2006	50,000	50,000	4.990	March 31, 2014	1,163
December 2006	June 29, 2007	50,000	50,000	4.920	October 31, 2008	195
December 2006	November 30, 2009	75,000	-	5.015	March 31, 2014	1,288
December 2006	November 30, 2009	75,000	-	5.023	March 31, 2014	1,267
December 2006	December 31, 2010	100,000	-	5.015	October 31, 2012	737
December 2006	January 2, 2007	28,500	28,500	5.003	January 3, 2011	245
Total			$628,500			$8,735

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

As of June 30, 2007 and December 31, 2006, our interest rate swap agreements were classified in accounts payable, accrued expenses, tenant security deposits and other assets at their fair values aggregating approximately $8.7 million and $1.0 million, respectively, with the offsetting adjustment reflected as net unrealized gains in accumulated other comprehensive income in stockholders’ equity.  Balances in accumulated other comprehensive income/loss are recognized in earnings as swap payments are made.

Other resources and liquidity requirements

In February 2007, we called for redemption of our 9.10% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”).  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders in February 2007 for costs related to the redemption of the Series B Preferred Stock.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the six months ended June 30, 2007 (in thousands):

Property-related capital expenditures (1)	$695
Leasing costs (2)	$121
Property-related redevelopment costs (3)	$81,416
Property-related development costs (3)	$163,992

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

Inflation

As of June 30, 2007, approximately 89% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of June 30, 2007, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of June 30, 2007, approximately 93% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders (1)	$21,334	$13,139	$36,442	$25,872
Add:
Depreciation and amortization (2)	22,654	16,169	46,172	31,612
Minority interest	902	370	1,809	740
Subtract:
Gain on sale of property (3)	(2,340)	(59)	(3,461)	(59)
FFO allocable to minority interest	(943)	(392)	(1,809)	(784)
Funds from operations available to common stockholders (1)	$41,607	$29,227	$79,153	$57,381

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

(3)   Gain on sale of property relates to the disposition of one property during the second quarter of 2007, one property during the first quarter of 2007, and three properties during the second quarter of 2006.  Gain on sale of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2007 (dollars in thousands):

					Annualized
	Number of	Rentable Square Feet			Base	Occupancy
	Properties	Operating	Redevelopment	Total	Rent (1)	Percentages(1)(2)
Markets
California—Los Angeles Metro	2	31,343	29,660	61,003	$696	70.8%
California—San Diego	27	1,063,687	247,849	1,311,536	27,419	89.9
California—San Francisco Bay	22	1,574,285	30,238	1,604,523	51,231	96.7
Eastern Massachusetts	37	2,735,398	281,809	3,017,207	95,859	95.7
International—Canada	4	296,362	46,032	342,394	6,415	100.0
New Jersey/Suburban Philadelphia	8	443,349	-	443,349	8,999	96.6
Southeast	12	596,172	62,234	658,406	10,147	86.2	(3)
Suburban Washington D.C.	31	2,420,334	79,536	2,499,870	47,936	90.4
Washington—Seattle	12	843,824	35,427	879,251	26,445	93.7
Total Properties (Continuing Operations)	155	10,004,754	812,785	10,817,539	$275,147	93.3%

(1)   Excludes spaces at properties totaling 812,785 square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

(2)   Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of June 30, 2007 was 86.3%.

(3)   Substantially all of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2007:

Year of Lease Expiration	Number of Leases Expiring		Square Footage of Expiring Leases	Percentage of Aggregate Leased Square Feet	Annualized Base Rent of Expiring Leases (per square foot)

2007	51	(1)	410,231	4.4%	$26.66
2008	46		829,357	8.9	27.19
2009	55		710,657	7.6	22.82
2010	41		1,010,063	10.8	27.35
2011	49		1,374,152	14.7	27.82
Thereafter	117		5,001,134	53.6	31.91

(1)   Includes month-to-month leases for approximately 69,000 square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our swap agreements in effect on, June 30, 2007, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $1,590,000.  We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on June 30, 2007, would increase annual future earnings by approximately $1,590,000.  A 1% increase in interest rates on our debt and interest rate swap agreements would decrease their aggregate fair values by approximately $72.9 million at June 30, 2007.  A 1% decrease in interest rates on our debt and interest rate swap agreements would increase their aggregate fair values by approximately $76.4 million at June 30, 2007.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2007.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities.  We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in values will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair values of our equity investments as of June 30, 2007 would decrease their fair values by approximately $7.8 million.

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

Item 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.   RISK FACTORS

The following risk factor supplements the risk factors set forth in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

Proposed accounting rule changes for certain convertible debt instruments could increase significantly the non-cash interest expense associated with our outstanding convertible notes and adversely affect our results of operations.

On July 25, 2007, the FASB authorized the issuance of a proposed FASB Staff Position that would affect the accounting treatment for convertible debt instruments, such as our outstanding convertible notes, that may be settled wholly or partially in cash upon conversion.  The FASB Staff Position may increase significantly the non-cash interest expense associated with our $460 million aggregate principal amount outstanding of convertible notes, including interest expense for prior periods as a result of its proposed retrospective application.  The FASB Staff Position is expected to be released for public comment shortly and is expected to be effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those years.  Because the proposed FASB Staff Position has not been issued and will be subject to a 45-day comment period, we cannot predict at this time the ultimate impact on our consolidated financial statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2007, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualified.  The following directors were elected pursuant to the votes indicated:

Director	For	Withheld
Joel S. Marcus	26,830,362	209,506
James H. Richardson	26,929,619	110,249
John L. Atkins, III	26,959,607	80,261
Richard B. Jennings	26,739,475	300,393
Richard H. Klein	26,931,546	108,322
Martin A. Simonetti	26,906,966	132,902
Alan G. Walton	26,769,584	270,284

At the meeting, our stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2007.  A total of 26,613,334 shares voted “for” the ratification, 424,804 shares voted “against” and 1,728 shares abstained.

Item 5.02.   DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS;
APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN
OFFICERS

On August 8, 2007, the Company entered into an Executive Employment Agreement (the “Agreement”) with Dean A. Shigenaga, the Chief Financial Officer of the Company.  Pursuant to the Agreement, Mr. Shigenaga will be entitled to receive an annual base salary of $275,000.  Mr. Shigenaga’s annual base salary will be reviewed annually by the Company and the Company shall maintain the sole discretion to determine what, if any, salary adjustments will be made to Mr. Shigenaga’s annual base salary.  Mr. Shigenaga will be eligible to receive a bonus in an amount to be determined at the sole discretion of the Board of Directors based upon the performance of Mr. Shigenaga and the Company.  The Agreement also provides Mr. Shigenaga life insurance, disability insurance and vacation benefits.  In connection with the execution of the Agreement, Mr. Shigenaga was granted 1,000 shares of the common stock of the Company, which will vest over a period through May 2009.

Item 6.         EXHIBITS

3.1*	Articles of Amendment and Restatement of Alexandria, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on August 14, 1997.
3.2*	Certificate of Correction of Alexandria, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on August 14, 1997.
3.3*	Bylaws of Alexandria (as amended February 27, 2006), filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the Commission on March 16, 2006.
3.4*

Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on February 10, 2000.

3.5*

Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock, filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on February 10, 2000.

3.6*

Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on August 13, 1999.

3.7*

Articles Supplementary, dated January 28, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s current report on Form 8-A filed with the Commission on February 17, 2002.

3.8*

Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock of the Company as corrected by the certificate of correction thereto, filed as an exhibit to Alexandria’s Form 8-A filed with the Commission on June 28, 2004.

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

10.1

Second Amendment to Second Amended and Restated Credit Agreement as of May 2, 2007, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, Citicorp North America Inc. as Syndication Agent, The Bank of Nova Scotia, The Royal Bank of Scotland, PLC, Eurohypo AG, New York Branch, and HSH Nordbank AG New York Branch, as Co-Documentation Agents.

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

(*)   Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2007.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)