Form 10-Q
period 2007-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2007-11-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, 31,877,932 shares of common stock, par value $.01 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2007	December 31, 2006

	(Unaudited)
Assets
Rental properties, net	$3,255,989	$2,924,881
Properties undergoing development and land held for development	696,282	397,701
Cash and cash equivalents	10,780	2,948
Tenant security deposits and other restricted cash	56,399	34,360
Tenant receivables	7,001	6,330
Deferred rent	77,228	68,412
Investments	79,290	74,824
Other assets	124,034	108,021
Total assets	$4,307,003	$3,617,477

Liabilities and Stockholders’ Equity
Secured notes payable	$1,162,832	$1,174,866
Unsecured line of credit and unsecured term loan	880,000	850,000
Unsecured convertible notes	460,000	-
Accounts payable, accrued expenses and tenant security deposits	227,140	158,119
Dividends payable	26,604	25,363
Total liabilities	2,756,576	2,208,348

Minority interest	59,719	57,477

Stockholders’ equity:
Series B preferred stock	-	57,500
Series C preferred stock	129,638	129,638
Common stock	312	290
Additional paid-in capital	1,334,417	1,139,629
Accumulated other comprehensive income	26,341	24,595
Total stockholders’ equity	1,490,708	1,351,652
Total liabilities and stockholders’ equity	$4,307,003	$3,617,477

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Revenues
Rental	$78,636	$63,877	$225,047	$170,417
Tenant recoveries	21,762	17,446	61,428	44,594
Other income	3,734	3,431	10,894	7,909
	104,132	84,754	297,369	222,920

Expenses
Rental operations	25,522	19,797	72,428	49,305
General and administrative	8,343	6,652	24,342	19,371
Interest	23,947	19,041	64,374	50,223
Depreciation and amortization	24,080	19,808	70,025	50,976
	81,892	65,298	231,169	169,875
Minority interest	909	709	2,718	1,449
Income from continuing operations	21,331	18,747	63,482	51,596
Income from discontinued operations, net	1,569	217	5,250	1,285
Net income	22,900	18,964	68,732	52,881
Dividends on preferred stock	2,714	4,022	9,305	12,067
Preferred stock redemption charge	-	-	2,799	-
Net income available to common stockholders	$20,186	$14,942	$56,628	$40,814

Earnings per share - basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.64	$0.56	$1.77	$1.66
Discontinued operations, net	0.05	0.01	0.18	0.05
Earnings per share - basic	$0.69	$0.57	$1.95	$1.71

Earnings per share - diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.63	$0.55	$1.75	$1.63
Discontinued operations, net	0.05	0.01	0.18	0.05
Earnings per share - diluted	$0.68	$0.56	$1.93	$1.68

Weighted average shares of common stock outstanding
Basic	29,258,184	26,323,345	29,068,793	23,848,661
Diluted	29,507,316	26,714,050	29,406,687	24,268,236

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$68,732	$52,881
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	2,718	1,449
Depreciation and amortization	70,366	51,585
Amortization of loan fees and costs	4,419	3,389
Amortization of premiums/discount on secured notes payable	(479)	(767)
Stock compensation expense	8,188	5,883
Equity in loss related to investments	161	665
Gain on sales of investments	(8,823)	(5,609)
Gain on sales of properties	(5,075)	(59)
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(22,039)	(22,759)
Tenant receivables	(674)	(248)
Deferred rent	(9,579)	(10,731)
Other assets	(15,516)	(21,663)
Accounts payable, accrued expenses and tenant security deposits	46,148	25,634
Net cash provided by operating activities	138,547	79,650

Investing Activities
Purchase of rental properties	(390,840)	(509,636)
Proceeds from sale of rental properties	60,776	33,040
Additions to rental properties	(97,191)	(76,972)
Additions to properties undergoing development and development land	(229,583)	(95,661)
Additions to investments	(12,309)	(7,903)
Proceeds from investments	15,606	14,466
Net cash used in investing activities	(653,541)	(642,666)

Financing Activities
Proceeds from secured notes payable	202,700	474,000
Principal reductions of secured notes payable	(215,268)	(194,271)
Principal borrowings from unsecured line of credit and term loan	814,000	670,600
Repayments of unsecured line of credit	(784,000)	(858,600)
Proceeds from unsecured convertible notes	450,800	-
Redemption of Series B Preferred Stock	(57,500)	-
Proceeds from issuance of common stock	186,981	535,262
Proceeds from exercise of stock options	1,937	3,634
Dividends paid on common stock	(65,953)	(50,454)
Dividends paid on preferred stock	(10,395)	(12,067)
Distributions to minority interest	(2,761)	(1,178)
Contributions by minority interest	2,285	-
Net cash provided by financing activities	522,826	566,926
Net increase in cash and cash equivalents	7,832	3,910
Cash and cash equivalents at beginning of period	2,948	3,911
Cash and cash equivalents at end of period	$10,780	$7,821

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Background

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord and Developer of Choice to the Life Science Industry®, is a real estate investment trust (“REIT”) formed in 1994. We are engaged principally in the ownership, operation, management, selective development, redevelopment and acquisition of life science properties. Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational medicine entities, as well as governmental agencies. As of September 30, 2007, we had 167 properties (163 properties located in nine life science markets in the United States and four properties located in Canada) compared to 150 properties (147 properties in eight life science markets in the United States and three properties located in Canada) as of September 30, 2006.

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

We hold interests, together with certain third parties, in joint ventures which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”, FASB Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, FASB Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”. Based on the provisions set forth in these rules, we consolidate the joint ventures because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

International Operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar. We own four operating properties and one land parcel in Canada; we also have the right to use one land parcel in China. The functional currency for our foreign subsidiaries operating in Canada and China is the local currency. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented. Gains resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

2.              Background and Basis of Presentation (continued)

International Operations (continued)

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Unrealized gain on marketable securities	$20,838	$21,737
Unrealized (loss) gain on interest rate swap agreements	(6,770)	973
Unrealized gain on foreign currency translation	12,273	1,885
	$26,341	$24,595

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Net income	$22,900	$18,964	$68,732	$52,881
Unrealized gain (loss) on marketable securities	447	(4,416)	(899)	(8,295)
Unrealized loss on interest rate swap agreements	(15,505)	(10,509)	(7,743)	(3,508)
Unrealized gain on foreign currency translation	5,240	448	10,388	2,389
Comprehensive income	$13,082	$4,487	$70,478	$43,467

2.              Background and Basis of Presentation (continued)

Income Taxes

We are organized and qualify as a Real Estate Investment Trust (“REIT”) pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes. We generally distribute 100% or more of our taxable income. Therefore, no provision for Federal income taxes is required. We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions located in the United States, Canada and China. Our tax returns are subject to examination in various jurisdictions for the calendar years 2003 through 2006.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of September 30, 2007, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any tax related interest expense or penalties for the nine months ended September 30, 2007.

Earnings Per Share and Dividends Declared

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income available to common stockholders	$20,186	$14,942	$56,628	$40,814

Weighted average shares of common stock outstanding - basic	29,258,184	26,323,345	29,068,793	23,848,661
Add: dilutive effect of stock options and stock grants	249,132	390,705	337,894	419,575

Weighted average shares of common stock outstanding - diluted	29,507,316	26,714,050	29,406,687	24,268,236

Earnings per share – basic	$0.69	$0.57	$1.95	$1.71
Earnings per share – diluted	$0.68	$0.56	$1.93	$1.68

Dividends declared per common share	$0.76	$0.72	$2.26	$2.12

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

Preferred Stock”). The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividend to the redemption date. In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders during the nine months ended September 30, 2007 for costs related to the redemption of the Series B Preferred Stock. Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

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

Impact of Recently Issued Accounting Standards

In August 2007, the FASB released for public comment a proposed FASB Staff Position (“FSP”) that would affect the accounting treatment for convertible debt instruments, such as our outstanding convertible notes, that may be settled wholly or partially in cash. The proposed FSP requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest expense using the interest method. The proposed FSP is expected to be effective for our financial statements for the year ended December 31, 2008 and the related interim periods, and would be applied retrospectively to prior periods. If the FSP is issued as proposed, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its proposed retrospective application. We believe the additional interest expense we may recognize under the proposed FSP for the years ended December 31, 2007 and 2008 is in the range of approximately 8% to 9% of interest expense.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We are currently evaluating the impact, if any, of SFAS 159 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring fair value, clarifies the definition of fair value within the framework and expands disclosures about the use of fair value measurements. SFAS 157 applies to all existing pronouncements under GAAP that require or permit the use of fair value measurements, except for SFAS 123R. SFAS 157 is effective for fair value measurements beginning in our first quarter of 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

3.              Rental Properties, Net

Rental properties, net consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$455,190	$482,310
Buildings and building improvements	2,951,763	2,536,542
Other improvements	184,555	185,649
	3,591,508	3,204,501
Less accumulated depreciation	(335,519)	(279,620)
Total	$3,255,989	$2,924,881

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

The following table summarizes our available-for-sale securities (in thousands):

	September 30, 2007	December 31, 2006
Cost of available-for-sale securities	$5,256	$4,445
Gross unrealized gains	22,074	22,849
Gross unrealized losses	(1,236)	(1,112)
Fair value of available-for-sale securities	$26,094	$26,182

We believe that the gross unrealized losses shown above are temporary, and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of September 30, 2007 and December 31, 2006.

Our investments in privately held entities as of September 30, 2007 and December 31, 2006 totaled $53,196,000 and $48,642,000, respectively. Of these totals, $52,743,000 and $48,013,000 are accounted for under the cost method. The remainder ($453,000 and $629,000 as of September 30, 2007 and December 31, 2006, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46. As of September 30, 2007, there were no unrealized losses in our investments in privately held entities.

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

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended

5.              Unsecured Line of Credit and Unsecured Term Loan (continued)

at our sole option for an additional one-year period. As of September 30, 2007, we had borrowings of $130 million outstanding under the unsecured line of credit with a weighted average interest rate of 6.91%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of September 30, 2007, we had borrowings of $750 million outstanding under the unsecured term loan with a weighted average interest rate of 6.35%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties. As of September 30, 2007, aggregate unsecured borrowings were limited to approximately $1.8 billion.

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

7.              Interest Rate Swaps (continued)

The following table summarizes our interest rate swap agreements as of September 30, 2007 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at September 30, 2007	Fair Values
December 2004	December 31, 2004	January 2, 2008	3.590%	$50,000	$50,000	$266
December 2004	January 3, 2006	July 1, 2008	3.927	50,000	50,000	366
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(2,007)
May 2005	November 30, 2006	November 30, 2007	4.330	25,000	25,000	36
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(266)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(260)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(271)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(440)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(372)
April 2004	April 30, 2007	April 30, 2008	4.850	50,000	50,000	(7)
May 2005	June 29, 2007	June 30, 2008	4.400	50,000	50,000	131
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(174)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	-	6
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	-	(356)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	-	(103)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	-	(844)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	-	(844)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	-	(812)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	-	(819)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	-	(58)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	-	33
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	-	12
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	-	13
Total					$628,500	$(6,770)

8.              Minority Interest

Minority interest represents the third party interests in certain entities in which we have a controlling interest. These entities own nine properties and two development parcels and are included in our consolidated financial statements. Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity. Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements. As of September 30, 2007 and December 31, 2006, the aggregate minority interest balances related to these entities were approximately $59.7 million and $57.5 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

9.              Stockholders’ Equity

In September 2007, we sold 2,000,000 shares of our common stock in an underwritten offering. The shares were issued at a price of $96.00 per share, resulting in aggregate proceeds of approximately $187 million (after deducting underwriting discounts and other offering costs). In October 2007, we sold 300,000 shares of our common stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $28 million.

In September 2007, we declared a cash dividend on our common stock aggregating $24,066,000 ($0.76 per share) for the calendar quarter ended September 30, 2007. In September 2007, we also declared cash dividends on our 8.375% Series C Cumulative Redeemable Preferred Stock aggregating $2,714,000 ($0.5234375 per share), for the period July 16, 2007 through October 15, 2007.

In February 2007, we called for redemption of our 9.10% Series B Preferred Stock. The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date. In accordance with EITF Topic D-42, we recorded a charge of approximately

9.              Stockholders’ Equity (continued)

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

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Total revenue	$160	$454	$761	$2,565
Operating expenses	91	72	245	730
Revenue less operating expenses	69	382	516	1,835
Depreciation expense	114	165	341	609
(Loss)/income before gain on sales of property	(45)	217	175	1,226
Gains on sales of property	1,614	-	5,075	59
Income from discontinued operations, net	$1,569	$217	$5,250	$1,285

	September 30, 2007	December 31, 2006
Properties held for sale, net	$18,453	$6,160
Other assets	12	1,156
Total assets	$18,465	$7,316

Total liabilities	71	-
Net assets of discontinued operations	$18,394	$7,316

Income from discontinued operations, net for three months ended September 30, 2007, includes one property and four land parcels that were sold during the third quarter 2007 and one property classified as “held for sale” as of September 30, 2007. Income from discontinued operations, net for three months ended September 30, 2006, includes the results of operations and the gains on sales of one property that was sold during the first quarter of 2007, one property that was sold during the second quarter of 2007 and one property that was sold during the third quarter of 2007. Income from discontinued operations, net for nine months ended September 30, 2007, includes three properties and four land parcels that were sold during the nine months ended September 2007 and one property classified as “held for sale” as of September 30, 2007. Income from discontinued operations, net for nine months ended September 30, 2006, includes three properties and four land parcels that were sold during the nine months ended September 30, 2007 and three properties that were sold during the second quarter of 2006. During the third quarter of 2007, we sold one property located in the New Jersey/Suburban Philadelphia market and sold four land parcels located in the Eastern Massachusetts market.

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

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, selective development, redevelopment and acquisition of life science properties. Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, biodefense and translational medicine entities, as well as governmental agencies.

As of September 30, 2007, we had 167 properties containing approximately 11.8 million rentable square feet of office/laboratory space. As of that date, our properties were approximately 94.1% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment and one property that was classified as “held for sale” as of September 30, 2007. Our primary sources of revenue are rental income and tenant recoveries from leases of our properties. The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.

As of September 30, 2007, approximately 89% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2007, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of September 30, 2007, approximately 90% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of Operations

Comparison of Three Months Ended September 30, 2007 (“Third Quarter 2007”) to Three Months Ended September 30, 2006 (“Third Quarter 2006”)

Rental revenues increased by $14.8 million, or 23%, to $78.6 million for Third Quarter 2007 compared to $63.9 million for Third Quarter 2006. The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped during the periods after July 1, 2006 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $4.3 million, or 25%, to $21.8 million for Third Quarter 2007 compared to $17.4 million for Third Quarter 2006. The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped during the periods after July 1, 2006.

Other income for Third Quarter 2007 and Third Quarter 2006 of $3.7 million and $3.4 million, respectively, represents construction management fees, interest, investment income and storage income. As a percentage of total revenues, other income for Third Quarter 2007 remained relatively consistent with Third Quarter 2006 at approximately 3% to 4% of total revenues.

Rental operating expenses increased by $5.7 million, or 29%, to $25.5 million for Third Quarter 2007 compared to $19.8 million for Third Quarter 2006. The increase resulted primarily from rental operating expenses (primarily property taxes, insurance and utilities) from properties acquired, placed in service or redeveloped during the periods after July 1, 2006. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.7 million, or 25%, to $8.3 million for Third Quarter 2007 compared to $6.7 million for Third Quarter 2006 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 150 properties with approximately 10.6 million rentable square feet at September 30, 2006 to 167 properties with approximately 11.8 million rentable square feet at September 30, 2007. As a percentage of total revenues, general and administrative expenses for Third Quarter 2007 remained relatively consistent with Third Quarter 2006 at approximately 8% of total revenues.

Interest expense increased by $4.9 million, or 26%, to $23.9 million for Third Quarter 2007 compared to $19.0 million for Third Quarter 2006. The increase resulted primarily from an increase in indebtedness on our unsecured line of credit and unsecured term loan and outstanding indebtedness related to our unsecured convertible notes. These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2006 and 2007. We have entered into certain swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources — Interest rate swaps”).

Depreciation and amortization increased by $4.3 million, or 22%, to $24.1 million for Third Quarter 2007 compared to $19.8 million for Third Quarter 2006. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after July 1, 2006.

Income from discontinued operations, net of $1.6 million for Third Quarter 2007 reflects the results of operations and gains on sales of one property and four land parcels sold during the Third Quarter 2007 and the results of operations of one property classified as “held for sale” as of September 30, 2007.

Comparison of Nine Months Ended September 30, 2007 (“Nine Months 2007”) to Nine Months Ended September 30, 2006 (“Nine Months 2006”)

Rental revenues increased by $54.6 million, or 32%, to $225.0 million for Nine Months 2007 compared to $170.4 million for Nine Months 2006. The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped during the periods after January 1, 2006 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $16.8 million, or 38%, to $61.4 million for Nine Months 2006 compared to $44.6 million for Nine Months 2006. The increase resulted primarily from properties acquired, placed in service or redeveloped during the periods after January 1, 2006.

Other income for Nine Months 2007 and Nine Months 2006 of $10.9 million and $7.9 million, respectively, represents construction management fees, interest, investment, and storage income. The increase in other income from Nine Months 2007 compared to Nine Months 2006 is due to overall increases in interest, investment and storage income offset by a decrease in construction management fees. As a percentage of total revenues, other income for Nine Months 2007 remained relatively consistent with Nine Months 2006 at approximately 3% to 4% of total revenues.

Rental operating expenses increased by $23.1 million, or 47%, to $72.4 million for Nine Months 2007 compared to $49.3 million for Nine Months 2006. The increase resulted primarily from increases in rental operating expenses (primarily property taxes, insurance and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2006. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $5.0 million, or 26%, to $24.3 million for Nine Months 2007 compared to $19.4 million for Nine Months 2006 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 150 properties with approximately 10.6 million rentable square feet at September 30, 2006 to 167 properties with approximately 11.8 million rentable square feet at September 30, 2007. As a percentage of total revenues, general and administrative expenses for Nine Months 2007 remained relatively consistent with Nine Months 2006 at approximately 8-9% of total revenues.

Interest expense increased by $14.2 million, or 28%, to $64.4 million for Nine Months 2007 compared to $50.2 million for Nine Months 2006. The increase resulted primarily from an increase in indebtedness on our unsecured line of credit and unsecured term loan and outstanding indebtedness related to our unsecured convertible notes. These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2006 and 2007. We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest Rate Swaps”).

Depreciation and amortization increased by $19.0 million, or 37%, to $70.0 million for Nine Months 2007 compared to $51.0 million for Nine Months 2006. The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after January 1, 2006.

Income from discontinued operations, net of $5.3 million for Nine Months 2007, reflects the results of operations and gains on sales of three properties and four land parcels that were sold during the Nine Months 2007 and the results of operations of one property classified as “held for sale” as of September 30, 2007.

Liquidity and Capital Resources

Cash flows

Net cash provided by operating activities for Nine Months 2007 increased by $58.9 million to $138.5 million compared to $79.7 million for Nine Months 2006. The increase resulted primarily from an increase in cash flows from operations and cash flows from overall changes in operating assets and liabilities.

Net cash used in investing activities for Nine Months 2007 was $653.5 million as compared to $642.7 million for Nine Months 2006. Net cash used in investing activities was relatively consistent for the Nine Months 2007 and Nine Months 2006 with a higher level of investments in properties undergoing development offset by a lower level of purchases of rental properties during the Nine Months 2007 as compared to the Nine Months 2006.

Net cash provided by financing activities for Nine Months 2007 decreased by $44.1 million to $522.8 million compared to $566.9 million for Nine Months 2006. In Nine Months 2007, proceeds from secured notes payable, the issuance of unsecured convertible notes, borrowings from our unsecured line of credit and term loan, and the issuance of common stock were approximately $1,654 million and principal repayments on secured notes payable and our unsecured line of credit were approximately $999.3 million. In addition, funds totaling approximately $57.5 million were used to redeem our Series B preferred stock in Nine Months 2007. In Nine Months 2006, proceeds from secured notes payable, the issuance of common stock and borrowings from our unsecured line of credit and term loan were approximately $1,680 million and principal repayments on secured notes payable and our unsecured line of credit were approximately $1,053 million. In addition, dividends paid to common stockholders for Nine Months 2007 increased to

$66.0 million from $50.5 million for Nine Months 2006.

Contractual obligations and commitments

Contractual obligations as of September 30, 2007, consist of the following (in thousands):

		Payments by Period

Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter

Secured notes payable	$1,162,832	$23,057	$371,086	$201,450	$567,239
Unsecured line of credit and unsecured term loan	880,000	-	-	880,000	-
Unsecured convertible notes	460,000	-	-	-	460,000
Ground lease obligations	532,586	1,464	12,237	15,328	503,557
Other obligations	5,701	306	2,414	2,162	819
Total	$3,041,119	$24,827	$385,737	$1,098,940	$1,531,615

Secured notes payable as of September 30, 2007 included 33 notes secured by 74 properties and 5 land development parcels.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period.

Ground lease obligations as of September 30, 2007 included leases for nineteen of our properties and three land development parcels. These lease obligations have remaining lease terms of 26 to 99 years, exclusive of extension options.

In addition to the above, we were committed as of September 30, 2007 under the terms of contracts to complete the construction of properties under development at a remaining aggregate cost of approximately $348.6 million.

As of September 30, 2007, we were also committed to fund approximately $59.9 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $26.0 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Funds held in trust under the terms of certain secured notes payable	$22,963	$19,993
Funds held in escrow related to construction projects	21,966	5,814
Other funds	11,470	8,553
Total	$56,399	$34,360

Secured notes payable

Secured notes payable totaled $1.2 billion as of September 30, 2007 and December 31, 2006. Our secured notes payable had weighted average interest rates of 6.13% and 6.21% at September 30, 2007 and December 31, 2006, respectively, with maturity dates ranging from November 2007 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest. At September 30, 2007, our secured notes payable were comprised of $891 million and $272 million of fixed and variable rate debt, respectively, compared to $940 million and $235 million of fixed and variable rate debt, respectively, at December 31, 2006.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of September 30, 2007 (in thousands):

Year	Amount	Weighted Average Interest Rate

2007	$23,057	6.13% (1)
2008	125,100	6.12 (2)
2009	245,986	6.26 (2)
2010	93,259	6.22 (2)
2011	108,191	6.08 (2)
Thereafter	567,239	6.00 (2)
	$1,162,832

(1)    The weighted average interest rate is calculated based on outstanding debt as of September 30, 2007.

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

Borrowings under our unsecured line of credit, as amended, bear interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of September 30, 2007, we had borrowings of $130 million outstanding under our unsecured line of credit with a weighted average interest rate of 6.91%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect to fix for a period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of September 30, 2007, we had borrowings of $750 million outstanding under our unsecured term loan with a weighted average interest rate of 6.35%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties. As of September 30, 2007, aggregate unsecured borrowings were limited to approximately $1.8 billion.

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

The following table summarizes our interest rate swap agreements as of September 30, 2007 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at September 30, 2007	Fair Values
December 2004	December 31, 2004	January 2, 2008	3.590%	$50,000	$50,000	$266
December 2004	January 3, 2006	July 1, 2008	3.927	50,000	50,000	366
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(2,007)
May 2005	November 30, 2006	November 30, 2007	4.330	25,000	25,000	36
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(266)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(260)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(271)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(440)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(372)
April 2004	April 30, 2007	April 30, 2008	4.850	50,000	50,000	(7)
May 2005	June 29, 2007	June 30, 2008	4.400	50,000	50,000	131
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(174)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	-	6
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	-	(356)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	-	(103)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	-	(844)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	-	(844)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	-	(812)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	-	(819)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	-	(58)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	-	33
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	-	12
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	-	13
Total					$628,500	$(6,770)

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

As of September 30, 2007 and December 31, 2006, our interest rate swap agreements were classified in accounts payable, accrued expenses, tenant security deposits and other assets at their fair values aggregating approximately $6.8 million and $1.0 million, respectively, with the offsetting adjustment reflected as net unrealized gains/losses in accumulated other comprehensive income in stockholders’ equity. Balances in accumulated other comprehensive income/loss are recognized in earnings as swap payments are made.

Other resources and liquidity requirements

In September 2007, we sold 2,000,000 shares of our common stock in an underwritten offering. The shares were issued at a price of $96.00 per share, resulting in an aggregate proceeds of approximately $187 million (after deducting underwriting discounts and other offering costs). In October 2007, we sold 300,000 shares of our common stock in an exercise of the underwriters’ over-allotment option, resulting in an aggregate proceeds of approximately $28 million.

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

Under our current shelf registration statement filed with the Securities and Exchange Commission, we may offer common stock, preferred stock, debt and other securities. These securities may be issued from time to time and at our discretion based on our needs and market conditions.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the nine months ended September 30, 2007 (in thousands):

Property-related capital expenditures (1)	$1,603
Leasing costs (2)	$227
Property-related redevelopment costs (3)	$103,951
Property-related development costs (3)	$167,528

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

Inflation

As of September 30, 2007, approximately 89% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, as of September 30, 2007, approximately 4% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of September 30, 2007, approximately 94% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders (1)	$20,186	$14,942	$56,628	$40,814
Add:
Depreciation and amortization (2)	24,194	19,973	70,366	51,585
Minority interest	909	709	2,718	1,449
Subtract:
Gains on sales of property (3)	(1,614)	-	(5,075)	(59)
FFO allocable to minority interest	(952)	(394)	(2,761)	(1,178)
Funds from operations available to common stockholders (1)	$42,723	$35,230	$121,876	$92,611

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

(3)   Gain on sale of property relates to the disposition of four land parcels and one property during the third quarter of 2007, one property during the second quarter of 2007, one property during the first quarter of 2007, and three properties during the second quarter of 2006.  Gain on sale of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2007 (dollars in thousands):

		Rentable Square Feet			Annualized
	Number of Properties	Operating	Redevelopment	Total	Base Rent (1)	Occupancy Percentages (1) (2)
Markets
California—Los Angeles Metro	2	31,343	29,660	61,003	$696	70.8%
California—San Diego	34	1,519,515	247,849	1,767,364	43,662	94.6
California—San Francisco Bay	24	1,887,310	30,238	1,917,548	64,415	95.1
Eastern Massachusetts	37	2,717,554	299,653	3,017,207	96,168	96.0
International—Canada	4	296,362	46,032	342,394	6,676	100.0
New Jersey/Suburban Philadelphia	7	406,349	-	406,349	8,524	96.3
Southeast	12	596,172	62,234	658,406	10,561	87.3	(3)
Suburban Washington D.C.	31	2,419,833	79,536	2,499,369	49,151	92.3
Washington—Seattle	15	1,094,457	-	1,094,457	30,630	93.4
Total Properties (Continuing Operations)	166	10,968,895	795,202	11,764,097	$310,483	94.1%

(1)   Excludes spaces at properties totaling 795,202 square feet undergoing a permanent change in use to office/laboratory space through redevelopment and one property totaling 49,437 square feet that is classified as “held for sale.”

(2)   Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of September 30, 2007 was 87.4%.

(3)   Substantially all of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2007:

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Aggregate Leased Square Feet	Annualized Base Rent of Expiring Leases (per square foot)
2007	42(1)	343,610	3.3%	$27.32
2008	48	740,247	7.2	26.12
2009	62	858,203	8.3	24.40
2010	48	1,014,972	9.8	27.80
2011	54	1,658,246	16.1	26.84
Thereafter	135	5,710,892	55.3	32.94

(1)          Includes 21 month-to-month leases for approximately 43,000 square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. Based on interest rates at, and our swap agreements in effect on, September 30, 2007, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $2.1 million. We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on September 30, 2007, would increase annual future earnings by approximately $2.1 million. A 1% increase in interest rates on our debt and interest rate swap agreements would decrease their aggregate fair values by approximately $67.3 million at September 30, 2007. A 1% decrease in interest rates on our debt and interest rate swap agreements would increase their aggregate fair values by approximately $70.6 million at September 30, 2007.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2007. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities. We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred. There is no assurance that future declines in values will not have a material adverse impact on our future results of operations. By way of example, a 10% decrease in the fair values of our equity investments as of September 30, 2007 would decrease their fair values by approximately $7.9 million.

We have exposure to foreign currency exchange rate market risk related to our subsidiaries operating in Canada and China. The functional currency of our foreign subsidiaries operating in Canada and China is the local currency. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Item 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.                 RISK FACTORS

The following risk factors supplement the risk factors set forth in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

Financing our future growth plan or refinancing existing debt maturities could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to finance our pending or new acquisitions as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Proposed accounting rule changes for certain convertible debt instruments could increase significantly the non-cash interest expense associated with our outstanding convertible notes and adversely affect our results of operations.

In August 2007, the FASB released for public comment a proposed FASB Staff Position (“FSP”) that would affect the accounting treatment for convertible debt instruments, such as our outstanding convertible notes, that may be settled wholly or partially in cash. The proposed FSP requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest expense using the interest method. The proposed FSP is expected to be effective for our financial statements for the year ended December 31, 2008 and the related interim periods, and would be applied retrospectively to prior periods. If the FSP is issued as proposed, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its proposed retrospective application. We believe the additional interest expense we may recognize under the proposed FSP for the years ended December 31, 2007 and 2008 is in the range of approximately 8% to 9% of interest expense.

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

10.10(1)	Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and Dean A. Shigenaga, dated August 8, 2007.
11.1	Computation of Per Share Earnings (included in Note 2 to the Condensed Consolidated Financial Statements).
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)         Incorporated by reference.

(1)          Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2007.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)