Form 10-K
period 2007-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2008-02-29
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-4502084
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. Number)

385 East Colorado Boulevard
Suite 299
Pasadena, California 91101
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (626) 578-0777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share (Including related preferred stock purchase rights) 8.375% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).     Large accelerated filer ☒    Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $2.8 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2007.

As of February 26, 2007, the registrant had outstanding 32,019,146 shares of Common Stock.

Documents Incorporated By Reference

Part III of this report incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this report in connection with the registrant’s annual meeting of stockholders to be held on or about May 22, 2008.

i

PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can identify some of the forward-looking statements by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “intends”, “plans”, “estimates” or “anticipates”, or the negative of these words or similar words.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described below in this report and under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”.  We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise.

As used in this Form 10-K, references to the “Company”, “we”, “our”, and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.  We are engaged principally in the ownership, operation, management, selective development, redevelopment and acquisition of life science properties.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, and translational medicine entities, as well as governmental agencies.  Our properties leased to tenants in the life science industry typically consist of buildings containing scientific research and development laboratories and other improvements that are generic to tenants operating in the life science industry.  We refer to such properties as “life science properties”.  As of December 31, 2007, we had 166 properties (162 properties located in ten states in the United States and four properties located in Canada) containing approximately 12.1 million rentable square feet of office/laboratory space plus approximately 1.6 million rentable square feet undergoing ground-up development and an imbedded pipeline for future ground-up development approximating 8.7 million developable square feet.

Business and growth strategy

We focus our property operations and investment activities principally in the following life science markets:

•	California - Los Angeles Metro;
•	California - San Diego;
•	California - San Francisco Bay;
•	Eastern Massachusetts;
•	International - Canada;
•	International - China;
•	New Jersey/Suburban Philadelphia;
•	New York City;
•	Southeast;
•	Suburban Washington D.C.; and
•	Washington - Seattle.

Our tenant base is broad and diverse within the life science industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources.  For a more detailed description of our properties and tenants, see “Item 2. Properties.”  We have an experienced Board of Directors and are led by a senior management team with extensive experience in both the real estate and life science industries.

We seek to maximize growth in funds from operations (“FFO”) and cash available for distribution to our stockholders through the ownership, operation, management, selective development, redevelopment and acquisition of life science properties, as well as management of our balance sheet.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to increase FFO and cash available for distribution by:

•	selectively developing properties in our target life science cluster markets;
•	redeveloping existing office, warehouse, shell space or newly acquired properties into generic laboratory space that can be leased at higher rental rates in our target life science cluster markets;
•	acquiring high quality life science properties in our target life science cluster markets at prices that enable us to realize attractive returns;
•	retenanting and re-leasing space at higher rental rates while minimizing tenant improvement costs;
•	realizing contractual rental rate escalations, which are currently provided for in approximately 94% of our leases (on a rentable square footage basis);
•	implementing effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures; and
•	maintaining a strong and flexible balance sheet.

We seek to achieve a significant component of our growth primarily from internal growth through selective development and redevelopment, favorable lease terms and successful leasing activity. In addition, our internal growth strategy is supplemented with external growth through selective acquisition of properties in our target life science cluster markets.

Internal growth

We seek to achieve internal growth from several sources. For example, we seek to:

•	develop office/laboratory properties;
•	redevelop existing and/or newly acquired space to higher rent, generic laboratory space;
•	improve investment returns through leasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;
•	include rental rate escalation provisions in our leases;
•	implement effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures; and
•	achieve higher rental rates from existing tenants as existing leases expire.

Development

We seek to acquire strategic land parcels in key life science cluster markets to enhance our growth through ground-up development projects.  Our development strategy is primarily to pursue selective projects where we expect to achieve investment returns that will equal or exceed our returns on acquisitions.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2007, we had six parcels of land undergoing ground-up development approximating 1.6 million rentable square feet of office/laboratory space and an imbedded pipeline for future ground-up development approximating 8.7 million developable square feet of office/laboratory space.

Redevelopment

We seek to enhance our growth by redeveloping existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates.  As of December 31, 2007, we had approximately 775,000 rentable square feet undergoing redevelopment at 16 properties.  In addition to properties undergoing redevelopment, as of December 31, 2007, our asset base contained imbedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.8 million rentable square feet.

Growth through international expansion

                The biopharmaceutical industry is an international industry.  As such, we intend to continue expansion in Canada, Europe, and Asia.  We believe that expansion into worldwide markets outside the United States represents a natural extension of our strategy to continue to be the leading provider of real estate to the broad and diverse life science industry.  Our international expansion strategy mirrors our focus in the United States on supply constrained markets with political, economic or physical constraints to new development as well as proximity to centers of life science research and technology transfer.   We believe that our established client tenant relationships, our contacts in the life science industry, our underwriting of markets and investments and our strategic alliances with political and economic development entities will assist us in expanding internationally.

Acquisitions

                We seek to identify and acquire high quality life science properties in our target life science cluster markets.  Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy.  When evaluating acquisition opportunities, we assess a full range of matters relating to the properties, including:

•	opportunities to develop office/laboratory properties;
•	opportunities to redevelop existing space into higher rent generic laboratory space;
•	location of the property and our strategy in the relevant market;
•	quality of existing and prospective tenants;
•	condition and capacity of the building infrastructure;
•	quality and generic characteristics of laboratory facilities;
•	physical condition of the structure and common area improvements; and
•	opportunities available for leasing vacant space and for retenanting occupied space.

Tenants

                As of December 31, 2007, we had 391 leases with a total of 323 tenants, and 90 of our 166 properties were single-tenant properties.  Our three largest tenants accounted for approximately 13.4% of our aggregate annualized base rent, or approximately 6.9%, 3.5% and 3.0%, respectively. None of our tenants represented more than 10% of total revenues for the year ended December 31, 2007.

Competition

                In general, other life science properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rents that we can earn.  In addition, we compete for investment opportunities with insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, other REITs, and owner/occupants. Many of these entities have substantially greater financial resources than we do and may be able to pay more than us or accept more risk than we are willing to accept.  These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments.  Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.  Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. We believe we have differentiated ourselves from our competitors, as we are the largest owner, manager and developer of life science properties, in key life science markets.

Financing and working capital

                We believe that cash provided by operations, our unsecured line of credit and our unsecured term loan will be sufficient to fund our working capital requirements.  We generally expect to finance future development, redevelopment and acquisition of properties through our unsecured line of credit and unsecured term loan and, then, to refinance some or all of that indebtedness periodically with additional equity or debt capital.  We may also issue shares of our common stock, preferred stock or interests in our subsidiaries to fund future operations.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources-Unsecured Line of Credit and Unsecured Term Loan.”

                We seek to maintain a balance between the amounts of our fixed and variable rate debt with a view to moderating our exposure to interest rate risk.  We also use financial instruments, such as interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and our unsecured term loan.  Our interest rate swap agreements require an exchange of fixed and floating rate interest payments without the exchange of the underlying principal or “notional amount.”  Interest received under our current interest rate swap agreements is based on the one-month London Interbank Offered Rate, or LIBOR.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources” for a more complete discussion of our unsecured line of credit, unsecured term loan, interest rate swap agreements and other outstanding indebtedness.

Preferred securities

                We may consider from time to time the issuance of additional series of preferred stock that are senior to our common stock.  At December 31, 2007, we had preferred stock outstanding with a liquidation preference of approximately $129.6 million.  The preferred stock has general preference rights with respect to liquidation and quarterly distributions.  In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C Cumulative Redeemable Preferred Stock with aggregate proceeds of approximately $124.0 million.  In July 2004, we redeemed all 1,543,500 outstanding shares of our 9.50% Series A Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $38.6 million.  In March 2007, we redeemed all 2,300,000 outstanding shares of our 9.10% Series B Cumulative Redeemable Preferred Stock at an aggregate redemption price of approximately $57.5 million.  Future redemptions or repurchases of our preferred securities may occur after their respective call dates.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources- Other Resources and Liquidity Requirements.”

Financial information about our operating segment

                See Note 2 to our consolidated financial statements for information about our operating segment.

Available information

                We will provide, upon request and free of charge, paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  These materials, along with our corporate governance guidelines, Business Integrity Policy and board committee charters, are also available through our corporate website at http://www.labspace.com.  Further, a copy of this annual report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.  Any amendments to, and waivers of, our Business Integrity Policy will be posted on our corporate website.

Employees

                As of December 31, 2007, we had 150 full-time employees.  We believe that we have good relations with our employees.  We have adopted a Business Integrity Policy that applies to all of our employees.  Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

Financing our future growth plan or refinancing existing debt maturities could be impacted by negative capital market conditions

                Recently, financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall financial markets, including the debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to finance our pending or new acquisitions, development and redevelopment projects, as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

We may not be able to obtain additional capital to further our business objectives

                Our ability to develop, redevelop or acquire properties depends upon our ability to obtain capital.  Periodically, the real estate industry experiences reduced supplies of favorably-priced equity or debt capital, which decreases the level of new investment activity by publicly-traded real estate companies.  A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments.  An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing and completing desirable investments, which could adversely affect our business.  Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of then existing stockholders.

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

                We have reserved for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan that number of shares of our common stock that equals 12% of the total number of shares outstanding at any time, provided that in no event may the number of shares of our common stock available for issuance under the plan exceed 3,000,000 shares at any time. As of December 31, 2007, a total of 973,881 shares were reserved for issuance under our 1997 Stock Award and Incentive Plan.

                As of December 31, 2007, options to purchase 255,345 shares of our common stock were outstanding, all of which were exercisable.  We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan.  In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act of 1933).  Affiliates will be able to sell shares of our common stock pursuant to exemptions from registration requirements or upon registration.

If our revenues are less than our expenses, we may have to borrow additional funds and we may not be able to make distributions to our stockholders

                If our properties do not generate revenues sufficient to meet our operating expenses, including debt service and other capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs.  This could adversely affect our ability to make distributions to our stockholders.  Factors that could adversely affect the revenues from, and the values of, our properties include:

•	national and local economic conditions;
•	competition from other life science properties;
•	changes in the life science industry;
•	real estate conditions in our target markets;
•	our ability to collect rent payments;
•	availability of financing;
•	changes in interest rate levels;
•	vacancies at our properties and our ability to re-lease space;
•	changes in tax or other regulatory laws;
•	costs of compliance with government regulation;
•	lack of liquidity of real estate investments; and
•	increases in operating costs.

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

Our distributions to stockholders may decline at any time

We may not continue our current level of distributions to our stockholders. Our Board of Directors will determine future distributions based on a number of factors, including:

•	our amount of cash available for distribution;
•	our financial condition;
•	any decision by our Board of Directors to reinvest funds rather than to distribute such funds;
•	our capital expenditures;
•	the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and
•	other factors our Board of Directors deems relevant.

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

Our debt service obligations may have adverse consequences on our business operations

We use debt to finance our operations, including development, redevelopment and acquisitions of properties. Our use of debt may have adverse consequences, including the following:

•	Our cash flow from operations may not be sufficient to meet required payments of principal and interest.
•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.
•	We may default on our debt obligations, and the lenders or mortgagees may foreclose on our properties that secure those loans.
•	A foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax.
•	A default under a mortgage loan that has cross default provisions may cause us to automatically default on another loan.
•	We may not be able to refinance or extend our existing debt.
•	The terms of any refinancing or extension may not be as favorable as the terms of our existing debt.
•

We may be subject to a significant increase in the variable interest rates on our unsecured line of credit and unsecured term loan and certain other borrowings, which could adversely impact our operations.

As of December 31, 2007, we had outstanding mortgage indebtedness of approximately $1.2 billion, secured by 73 properties and 6 land development parcels, and outstanding debt under our unsecured line of credit and unsecured term loan of approximately $1.1 billion. In addition, as of December 31, 2007, we had outstanding $460 million of 3.70% convertible unsecured notes.

Our unsecured line of credit and unsecured term loan restrict our ability to engage in some business activities

Our unsecured line of credit and unsecured term loan facilities contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;
•	restrict our ability to make certain investments;
•	restrict our ability to merge with another company;

•                  restrict our ability to make distributions to stockholders;

•                  require us to maintain financial coverage ratios; and

•                  require us to maintain a pool of unencumbered assets approved by the lenders.

These restrictions could cause us to default on our unsecured line of credit and unsecured term loan or negatively affect our operations and our ability to make distributions to our stockholders.

If interest rates rise, our debt service costs will increase

Our unsecured line of credit, unsecured term loan and certain other borrowings bear interest at variable rates, and we may incur additional variable rate debt in the future.  Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt.  Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

Failure to hedge effectively against interest rate changes may adversely affect results of operations

The interest rate swap agreements we use to manage some of our exposure to interest rate volatility involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements.  In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates.  These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore may adversely affect our results of operations.

Proposed accounting rule changes for certain convertible debt instruments could increase significantly the non-cash interest expense associated with our outstanding convertible notes and adversely affect our results of operations

In August 2007, the Financial Accounting Standards Board (“FASB”) released for public comment a proposed FASB Staff Position (“FSP”) that would affect the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash. The proposed FSP would require that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value would be amortized to interest expense using the interest method.  In addition, the proposed FSP requires that interest cost for our unsecured convertible notes be accounted for based on our nonconvertible debt borrowing rate. The FASB is expected to begin its redeliberations of the guidance in the proposed FSP in early 2008. The proposed FSP may be effective for reporting periods as early as 2008 and is expected to be applied retrospectively to prior periods.  If the FSP is issued as proposed, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its proposed retrospective application. We believe the additional non-cash interest expense we may recognize under the proposed FSP would result in an increase to interest expense as our estimated nonconvertible debt borrowing rate is higher than the current contractual coupon rate of 3.70% on our $460 million unsecured convertible notes.  For example, under the proposed FSP, if the interest rate for our nonconvertible borrowing rate was approximately 2.5% higher than the current contractual coupon rate of 3.70% on our unsecured convertible notes, our non-cash interest expense included in net income for the year ended December 31, 2007 would increase by approximately 8% to 9%. The proposed FSP, if adopted as proposed, will also increase our non-cash interest in future periods during which our unsecured convertible notes remain outstanding. We are currently evaluating our nonconvertible debt borrowing rate and the overall impact of the proposed FSP on our consolidated financial statements. The impact of the proposed FSP on our consolidated financial statements could be influenced by certain factors, including the ultimate outcome of the final rules under the proposed FSP.

Our real estate developments have and will continue to increase in the future

We will continue to pursue opportunities to acquire land for future ground-up development and we will continue to initiate ground-up development projects.  As of December 31, 2007, we had approximately 1.6 million rentable square feet undergoing ground-up development and we had an imbedded pipeline for future ground-up development approximating 8.7 million developable square feet.  Our existing projects undergoing ground-up development and future ground-up development projects increase our risk of unsuccessful real estate development activities which may have an adverse affect on our business.

We may be unsuccessful with our real estate development activities

A significant component of our current and future internal growth is through the ground-up development of  space for lease. Our success with our development projects depends on many risks that may adversely affect our business, including those associated with:

•	delays in construction;
•	budget overruns;
•	lack of availability and/or increasing costs of materials;
•	commodity pricing of building materials and supplies;
•	financing availability;
•	volatility in interest rates;
•	labor availability;
•	uncertainty of leasing;
•	timing of the commencement of rental payments;
•	changes in local submarket conditions;
•	delays or denials of entitlements or permits; and
•	other property development uncertainties.

In addition, development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention.  This may distract management from focusing on other operational activities.  If we are unable to complete development projects successfully, our business may be adversely affected.

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

Improvements to life science properties are significantly more costly than traditional office space

Our properties contain generic infrastructure improvements that are significantly more costly than other property types.  Although we have historically been able to recover the additional investment in generic infrastructure improvements through higher rental rates, there is the risk that we will not be able to continue to do so in the future. Typical improvements include:

•	reinforced concrete floors;
•	upgraded roof loading capacity;
•	increased floor to ceiling heights;
•	heavy-duty HVAC systems;
•	enhanced environmental control technology;
•	significantly upgraded electrical, gas and plumbing infrastructure; and
•	laboratory benches.

We may have difficulty managing our growth

We expect to continue to grow by selectively developing, redeveloping and acquiring additional properties in our key life science cluster markets.  To manage our growth effectively, we must successfully integrate new properties into our existing operations.  We may not succeed with the integration.  In addition, we may not effectively manage new properties, and new properties may not perform as expected.  Our business could be adversely affected if we are unsuccessful in managing our growth.

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

The acquisition, ownership and operation of real estate is subject to many risks that may adversely affect our business and our ability to make payments to our stockholders, including the risks that:

•	Our properties may not perform as we expect.
•	We may not be able to acquire a desired property because of competition from other real estate investors with significant capital.
•	We may lease space at rates below our expectations.
•	We may not be able to obtain financing on acceptable terms.
•	We may overpay for new acquisitions.
•	We may underestimate the cost of improvements required to bring an acquired property up to standards established for the market position intended for that property.

If we encounter any of these risks, our business and our ability to make payments to our stockholders could be adversely affected.

We face substantial competition in our target markets

The significant competition for business in our target markets could have an adverse effect on our operations.  We compete for investment opportunities with:

•	insurance companies;
•	pension and investment funds;
•	private equity entities;
•	partnerships;
•	developers;
•	investment companies;
•	other REITs; and
•	owner/occupants.

Many of these entities have substantially greater financial resources than we do and may be able to pay more than we can or accept more risk than we are willing to accept.  These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments.  Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.

Poor economic conditions in our markets could adversely affect our business

Our properties are located in the following markets:

•	California - Los Angeles Metro;
•	California - San Diego;
•	California - San Francisco Bay;
•	Eastern Massachusetts;
•	International - Canada;
•	International - China;
•	New Jersey/Suburban Philadelphia;
•	New York City;
•	Southeast;
•	Suburban Washington D.C.; and
•	Washington - Seattle.

As a result of our geographic concentration, we depend upon the local economic conditions in these markets, including local real estate conditions.  We are, therefore, subject to increased exposure (positive or negative) to economic, tax, currency fluctuations and other competitive factors specific to markets in confined geographic areas.  Our operations may also be affected if too many competing properties are built in any of these markets.  An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to stockholders.  We cannot assure you that these markets will continue to grow or will remain favorable to the life science industry.

We are largely dependent on the life science industry for revenues from lease payments

In general, our strategy is to invest primarily in properties used by tenants in the life science industry.  Our business could be adversely affected if the life science industry experiences an economic downturn or migrates from the U.S. to other countries.  Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments.  Also, some of our properties may be better suited for a particular life science industry tenant and could require modification before we are able to re-lease vacant space to another life science industry tenant.  Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

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

Our tenants may not be able to pay us if they are unsuccessful in discovering, developing, making or selling their products and technologies

Our life science industry tenants are subject to a number of risks, including the following, any one or more of which may adversely affect their ability to make rental payments to us:

•                  Some of our tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans.

•                  Some of our tenants depend on availability of reimbursements from the government or private insurance plans and reimbursements may decrease in the future.

•                  Some of our tenants may not be able to manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•                  Drugs that are developed and manufactured by some of our tenants require regulatory approval, including FDA approval, prior to being made, marketed, sold and used.  The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the expenditure of substantial resources and is often unpredictable.  A tenant may fail or experience significant delays in obtaining these approvals.

•                  Some of our tenants and their licensors require patent, copyright or trade secret protection to develop, make, market and sell their products and technologies.  A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies do not issue, or are successfully challenged, narrowed, invalidated or circumvented by third parties, or if a tenant fails to obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies.

•                  A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than competitor’s drugs, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, manufactured and the requisite regulatory approvals are obtained.

•                  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from private investors, the public markets, companies in the life science industry or federal, state and local governments.  Such funding may become unavailable or difficult to obtain.

•                  Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies which are commercially useful in the discovery or identification of potential drug targets or drugs.

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

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business

Our revenues are derived primarily from rental payments and reimbursement of operating expense under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space.  Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could lose the cash flow from the affected properties, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected properties.  As of December 31, 2007, leases at our properties representing approximately 8.0% and 8.5% of the aggregate leased square footage of our properties were scheduled to expire in 2008 and 2009, respectively.

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

As of December 31, 2007, we had 391 leases with a total of 323 tenants, and 90 of our 166 properties were single-tenant properties.  Our three largest tenants accounted for approximately 13.4% of our aggregate annualized base rent, or approximately 6.9%, 3.5% and 3.0%, respectively. “Annualized base rent” means the annualized fixed base rental amount in effect as of December 31, 2007, using rental revenues calculated on a straight-line basis in accordance with United States generally accepted accounting principles (“GAAP”).  Annualized base rent does not include reimbursements for real estate taxes, insurance, utilities, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property.  If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy.  The bankruptcy court may authorize the tenant to reject and terminate its lease with us.  Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease.  Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

Our U.S. government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay us

U.S. government tenants may be subject to annual budget appropriations.  If one of our U.S. government tenants fails to receive its annual budget appropriation, it might not be able to make its lease payments to us.  In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws.  All of our leases with U.S. government tenants provide that the government tenant may terminate the lease under certain circumstances.  As of December 31, 2007, leases with U.S. government tenants at our properties accounted for approximately 3.0% of our aggregate annualized base rent.

We could be held liable for damages resulting from our tenants’ use of hazardous materials

Many of our life science industry tenants engage in research and development activities that involve controlled use of hazardous materials, chemicals and biological and radioactive compounds.  In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result.  This liability could exceed our resources and any recovery available through any applicable environmental remediation insurance coverage, and could adversely affect our ability to make distributions to our stockholders.

Together with our tenants, we must comply with federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products.  Failure to comply with, or changes in, these laws and regulations could adversely affect our business or our tenants’ business and their ability to make rental payments to us.

Our properties may have defects that are unknown to us

Although we review the physical condition of our properties before they are acquired, and on a periodic basis after acquisition, any of our properties may have characteristics or deficiencies unknown to us that could adversely affect the property’s value or revenue potential.

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

We may incur significant costs if we fail to comply with laws or if laws change

Our properties are subject to many federal, state and local regulatory requirements and to state and local fire, life-safety and other requirements.  If we do not comply with all of these requirements, we may have to pay fines to governmental authorities or damage awards to private litigants.  We believe that our properties are currently in compliance with all of these regulatory requirements.  We do not know whether these requirements will change or whether new requirements will be imposed.  Changes in these regulatory requirements could require us to make significant unanticipated expenditures.  These expenditures could have an adverse effect on us and our ability to make distributions to our stockholders.

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

Environmental laws and regulations also require the removal or upgrading of certain underground storage tanks and regulate:

•	the discharge of storm water, wastewater and any water pollutants;
•	the emission of air pollutants;
•	the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and
•	workplace health and safety.

Many of our tenants routinely handle hazardous substances and wastes as part of their operations at our properties.  Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities.  Environmental liabilities could also affect a tenant’s ability to make rental payments to us.  We require our tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

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

The additional investigations have included, as appropriate:

•	asbestos surveys;
•	radon surveys;
•	lead surveys;
•	mold surveys;
•	additional public records review;
•	subsurface sampling; and
•	other testing.

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

Terrorist attacks may have an adverse impact on our business and operating results and could decrease the value of our assets

Terrorist attacks such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties.  To the extent that future attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.

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

If, in any taxable year, we fail to qualify as a REIT:

•	We would be subject to federal income tax on our taxable income at regular corporate rates.
•	We would not be allowed a deduction for distributions to our stockholders in computing taxable income.
•

Unless we were entitled to relief under the Internal Revenue Code of 1986, as amended, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

•	We would no longer be required by the Internal Revenue Code to make any distributions to our stockholders.

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

We may change our business policies without stockholder approval

Our Board of Directors determines all of our material business policies, with management’s input, including those related to our:

•	status as a REIT;
•	incurrence of debt and debt management activities;
•	selective development and acquisition activities;
•	stockholder distributions; and
•	other policies, as appropriate.

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

In addition, our charter prohibits, with certain limited exceptions, direct or constructive ownership of shares of our capital stock representing more than 9.8% of the combined total value of the outstanding shares of our capital stock by any person (the “Ownership Limit”).  Our Board of Directors may exempt a stockholder from the Ownership Limit if, prior to the exemption, our Board of Directors receives all information it deems necessary to determine or ensure our status as a REIT.

The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity.  A transfer of shares to a person who, as a result of the transfer, violates the Ownership Limit, may be void or may be deemed to be made to a trust, for the benefit of one or more qualified charitable organizations designated by us.  In that case, the intended transferee will have only a right to share, to the extent of the transferee’s original purchase price for such shares, in proceeds from the trust’s sale of those shares.

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

Our charter permits the removal of a director only upon a two-thirds vote of the votes entitled to be cast generally in the election of directors and our bylaws require advance notice of a stockholder’s intention to nominate directors or to present business for consideration by stockholders at an annual meeting of our stockholders.  Our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

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

We have certain ownership interests outside the United States, and we expect to continue to pursue international expansion opportunities that may subject us to different or greater risks than those associated with our domestic operations

We have four operating properties and one development parcel in Canada and a development project in China. We are pursuing, and intend to continue to pursue, additional growth opportunities in Canada, Europe and Asia.  International development and ownership activities involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include but are not limited to:

•	adverse effects of changes in exchange rates for foreign currencies;
•

any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT;

•	challenges with respect to the repatriation of foreign earnings;
•	changes in foreign political, regulatory and economic conditions, including regionally, nationally, and locally;
•	challenges in managing international operations;
•	challenges of complying with a wide variety of foreign laws and regulations, including those relating to corporate governance, operations, taxes, employment and legal proceedings;
•	differences in lending practices;
•	differences in cultures; and

•	changes in applicable laws and regulations in the United States that affect foreign operations.

Although our international activities currently represent a relatively small portion of our overall business, these risks could increase in significance which, in turn, could have an adverse impact on our results of operations and financial condition.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies

We are pursuing, and intend to continue to pursue, additional growth opportunities in Canada, Europe and Asia.  Investments in countries where the U.S. dollar is not the local currency are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency.  A significant decrease in the value of the Canadian dollar, or other foreign currencies where we may have a significant investment could materially affect our results of operations.  We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest.  Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

We are subject to risks and liabilities in connection with properties owned through joint ventures, limited liability companies and partnerships

Our organizational documents do not limit the amount of available funds that we may invest in non-wholly owned partnerships, limited liability companies or joint ventures and we intend to continue to develop and acquire properties through joint ventures, limited liability companies and partnerships with third parties. Such third parties may share certain approval rights over major decisions. Partnership, limited liability company or joint venture investments involve certain risks, including:

•

upon bankruptcy of non-wholly owned partnerships, limited liability companies, or joint venture entities, we remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•	we may be required to contribute such capital if our partners fail to fund their share of any required capital contributions;
•

our partners, co-members or joint venturers might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property or our ability to maintain our qualification as a real estate investment trust;

•	our ability to sell the interest when we desire on advantageous terms maybe limited or restricted under the terms of our agreements with our partners; and
•	we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership.

We generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives. However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market price of, our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

General

As of December 31, 2007, we had 166 properties containing approximately 12.1 million rentable square feet of office/laboratory space.  Excluding properties undergoing redevelopment, our properties were approximately 93.8% leased as of December 31, 2007.  The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties typically include:

•	reinforced concrete floors;
•	upgraded roof loading capacity;
•	increased floor to ceiling heights;
•	heavy-duty HVAC systems;
•	enhanced environmental control technology;
•	significantly upgraded electrical, gas and plumbing infrastructure; and
•	laboratory benches.

As of December 31, 2007, we held a fee simple interest in each of our properties, except for twenty-three properties that accounted for approximately 20% of the total rentable square footage of our properties. We had four properties in the San Francisco Bay market, in which we held pursuant to a commercial condominium interest, together with an undivided interest in the common areas of the project of which the property is a part. We also had three properties in the San Francisco Bay market, one property in the Southeast market, two properties in the Suburban Washington D.C. market and 13 properties in the Eastern Massachusetts market which we held pursuant to ground leasehold interests. See further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits, Financial Statement Schedules.”

In addition, as of December 31, 2007, our asset base contained two ground-up development projects for approximately 887,000 rentable square feet in the New York City and San Francisco Bay markets which we held pursuant to ground leasehold interests and one ground-up development in China for approximately 280,000 rentable square feet which we held pursuant to a land usage right. We also had two land parcels for future ground up development of approximately 1.1 million developable square feet which we held pursuant to ground leasehold interests.

As of December 31, 2007, we had 391 leases with a total of 323 tenants, and 90 of our 166 properties were single-tenant properties.  Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2007:

•

approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses (including increases thereto) in addition to base rent, and, in addition to our triple net leases, approximately 9% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses;

•

approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•

approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

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

The locations of our properties are diversified among a number of life science markets.  The following table sets forth, as of December 31, 2007, the total rentable square footage, annualized base rent and encumbrances of our properties in each of our existing markets (dollars in thousands).

Location of properties

Markets	Number of Properties	Total Rentable Square Footage	% of Total Rentable Square Footage	Annualized Base Rent (1)	% of Annualized Base Rent	Encumbrances (2)
California—Los Angeles Metro	2	61,003	0.5%	$697	0.2%	$–
California—San Diego	33	1,680,402	14.0	43,264	13.5	151,441
California—San Francisco Bay	23	1,867,674	15.6	63,569	19.9	234,757
Eastern Massachusetts	38	3,387,038	28.2	107,322	33.6	372,256
International—Canada	4	342,394	2.9	6,879	2.1	6,715
New Jersey/Suburban Philadelphia	8	441,504	3.7	9,176	2.9	16,377
Southeast	12	658,406	5.5	10,423	3.3	8,195
Suburban Washington D.C.	31	2,499,768	20.8	48,004	15.0	218,786
Washington—Seattle	13	1,051,404	8.8	30,488	9.5	53,713
Total Properties (Continuing Operations)	164	11,989,593	100.0%	$319,822	100.0%	$1,062,240

(1)

Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2007 (using rental revenue computed on a straight-line basis in accordance with GAAP). Amounts exclude spaces at properties totaling approximately 774,519 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment and two properties totaling approximately 136,399 rentable square feet that are classified as “held for sale.”

(2)

Certain properties are pledged as security under our secured notes payable as of December 31, 2007. See Schedule III — Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation in “Item 15. Exhibits, Financial Statement Schedules” for additional information on our properties, including encumbered properties. Excludes approximately $150.7 million of encumbrances related to properties undergoing development and redevelopment and land held for development.

In addition, as of December 31, 2007, our asset base contained land parcels approximating 1.6 million rentable square feet undergoing ground-up development and an imbedded pipeline for future ground-up development opportunities for approximating 8.7 million developable square feet of office/laboratory space.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 6.9% of our annualized base rent.  The following table sets forth information regarding leases with our 10 largest tenants based upon annualized base rent as of December 31, 2007.

10 Largest Tenants

Tenant	Number of Leases	Remaining Lease Term in Years		Approximate Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (in thousands) (1)	Percentage of Aggregate Annualized Base Rent
Novartis AG	3	7.6	(2)	374,789	3.6%	$22,210	6.9%
GlaxoSmithKline plc	5	5.7	(3)	297,651	2.8	11,084	3.5
United States Government	7	5.7	(4)	373,423	3.5	9,620	3.0
ZymoGenetics, Inc.	2	11.4	(5)	203,369	1.9	8,747	2.7
Cell Genesys, Inc.	1	10.5		155,685	1.5	8,360	2.6
Massachusetts Institute of Technology	3	4.3	(6)	178,952	1.7	7,899	2.5
Theravance, Inc.	2	4.3	(7)	170,244	1.6	6,136	1.9
The Scripps Research Institute	3	7.6	(8)	113,754	1.1	5,750	1.8
Genentech, Inc.	1	10.8		126,971	1.2	5,527	1.7
Amylin Pharmaceuticals, Inc.	3	8.4	(9)	158,983	1.5	5,460	1.7
Total/Weighted Average (10):	30	7.5		2,153,821	20.4%	$90,794	28.3%

(1)                                  Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2007 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(2)                                  Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 81,441 rentable square feet and 37,907 rentable square feet with remaining lease terms of 10.3 years, 2.5 years and 0.8 years, respectively.

(3)                                  Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (represents two leases at two properties containing 68,000 and 60,759 rentable square feet); 17,932 rentable square feet and 150,960 rentable square feet with remaining lease terms of 12.3 years, 3.8 years and 2.9 years, respectively.

(4)                                  Amount shown is a weighted average of multiple leases with this tenant for 81,580 rentable square feet, 68,711 rentable square feet, 114,568 rentable square feet (represents three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and 54,906 rentable square feet); 105,000 rentable square feet and 3,564 rentable square feet with remaining lease terms of 7.3 years, 6.1 years, 5.8 years, 4.4 years and 1.3 years, respectively.

(5)                                  As of September 30, 2007, Novo A/S owns approximately 31% of ZymoGenetics, Inc.

(6)                                  Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet and 83,561 rentable square feet with remaining lease terms of 5.5 years, 3.8 years and 3.1 years, respectively.

(7)                                  As of December 31, 2007, GlaxoSmithKline plc (“GSK”) owns 15.4% of the outstanding stock of Theravance, Inc.

(8)                                  Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet, 76,894 rentable square feet and 17,254 rentable square feet with remaining lease terms of 9.8 years, 8.7 years and 0.2 years, respectively.

(9)                                  Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (represents two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet) with remaining lease terms of 10.1 years and 7.1 years, respectively.

(10)                            Weighted average based on percentage of aggregate leased square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ARE”. On February 26, 2008, the last reported sales price per share of our common stock was $96.11, and there were approximately 263 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to each such period.

Period	High	Low	Per Share Distribution
2007
Fourth Quarter	$107.45	$88.98	$0.78
Third Quarter	$103.93	$83.73	$0.76
Second Quarter	$112.17	$96.13	$0.76
First Quarter	$116.23	$97.26	$0.74
2006
Fourth Quarter	$105.45	$92.60	$0.74
Third Quarter	$99.35	$88.09	$0.72
Second Quarter	$95.70	$81.52	$0.70
First Quarter	$98.00	$79.46	$0.70

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

The tax treatment of distributions paid in 2007 is as follows: (1) 83.6% ordinary dividend, (2) 10.0% capital gain at 15%, (3) 5.1% return of capital, and (4) 1.3% Section 1250 capital gain at 25%.  The tax treatment of distributions on common stock paid in 2006 is as follows:  (1) 82.1% ordinary dividend, (2) 12.3% capital gain at 15%, (3) 3.3% return of capital, and (4) 2.3% Section 1250 capital gain at 25%.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

      The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.  See “Item 15. Exhibits, Financial Statement Schedules”.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Operating Data:
Total revenue	$405,360	$310,779	$231,606	$172,466	$148,369
Total expenses	316,529	239,629	174,427	119,860	107,343
Minority interest	3,669	2,287	634	—	—
Income from continuing operations	85,162	68,863	56,545	52,606	41,026
Income from discontinued operations, net	8,562	4,553	6,888	7,589	18,617
Net income	93,724	73,416	63,433	60,195	59,643
Dividends on preferred stock	12,020	16,090	16,090	12,595	8,898
Preferred stock redemption charge	2,799	—	—	1,876	—
Net income available to common stockholders	$78,905	$57,326	$47,343	$45,724	$50,745
Earnings per share — basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$2.37	$2.10	$1.93	$1.98	$1.69
Discontinued operations, net	0.29	0.18	0.33	0.39	0.98
Earnings per share — basic	$2.66	$2.28	$2.26	$2.37	$2.67
Earnings per share — diluted
Continuing operations (net of preferred stock dividends
and preferred stock redemption charge)	$2.34	$2.07	$1.90	$1.94	$1.67
Discontinued operations, net	0.29	0.18	0.32	0.39	0.97
Earnings per share — diluted	$2.63	$2.25	$2.22	$2.33	$2.64
Weighted average shares of common stock outstanding
Basic	29,668,231	25,102,200	20,948,915	19,315,364	18,993,856
Diluted	30,004,462	25,524,478	21,316,886	19,658,759	19,247,790
Cash dividends declared per share of common stock	$3.04	$2.86	$2.72	$2.52	$2.20

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance Sheet Data (at year end):
Rental properties, net	$3,146,915	$2,726,251	$1,675,520	$1,335,490	$862,239
Total assets	$4,642,094	$3,617,477	$2,362,450	$1,872,284	$1,272,577
Total debt	$2,787,904	$2,024,866	$1,406,666	$1,186,946	$709,007
Total liabilities	$3,062,768	$2,208,348	$1,512,535	$1,251,811	$765,442
Minority interest	$75,506	$57,477	$20,115	$—	$—
Stockholders’ equity	$1,503,820	$1,351,652	$829,800	$620,473	$507,135
Reconciliation of Net Income Available to Common Stockholders to Funds from Operations Available to Common Stockholders:
Net income available to common stockholders (1)	$78,905	$57,326	$47,343	$45,724	$50,745
Add:
Depreciation and amortization (2)	97,335	74,039	55,416	42,523	38,901
Minority interest	3,669	2,287	634	—	—
Subtract:
Gain/loss on sales of property (3)	(7,976)	(59)	(36)	(1,627)	(8,286)
FFO allocable to minority interest	(3,733)	(1,928)	(668)	—	—
Funds from operations available to common stockholders (4)	$168,200	$131,665	$102,689	$86,620	$81,360
Other Data:
Cash provided by operating activities	$185,382	$128,390	$120,678	$65,316	$74,311
Cash used in investing activities	$(946,985)	$(970,590)	$(432,900)	$(448,252)	$(139,274)
Cash provided by financing activities	$766,685	$841,237	$312,975	$381,109	$66,158
Number of properties at year end	166	158	132	111	89
Rentable square feet of properties at year end	12,125,992	11,203,209	8,788,097	7,412,298	5,692,198
Occupancy of properties at year end	88%	88%	88%	87%	88%
Occupancy of properties at year end, excluding properties undergoing redevelopment and properties “held for sale”	94%	93%	93%	95%	94%

(1)                  During the first quarter of 2007, we redeemed our 9.10% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”).  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders for costs related to the redemption of the Series B Preferred Stock. During the second quarter of 2004, we elected to redeem our 9.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”).  Accordingly, in compliance with Emerging Issues Task Force Topic D-42, we recorded a charge of $1,876,000, in the second quarter of 2004 for costs related to the redemption of the Series A Preferred Stock.

(2)                  Includes depreciation and amortization on assets “held for sale” reflected as discontinued operations (for the periods prior to when such assets were designated as “held for sale”).

(3)                  Gain/loss on sales of property relates to the disposition of four properties and four land parcels sold during 2007, three properties sold during 2006, one property sold during 2005, one property sold during 2004, and three properties sold during 2003.  Gain/loss on sales of property is included in the consolidated statements of income in income from discontinued operations, net.

(4)                  GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of Funds From Operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  For a more detailed discussion of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Funds From Operations”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The terms “Company”, “we”, “our” and “us” as used in this Form 10-K refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.  The following discussion should be read in conjunction with our consolidated financial statements and notes in “Item 15. Exhibits, Financial Statement Schedules”. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described below in this report and under the headings “Item 1A. Risk Factors”.  We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise.

Overview

We are a publicly-traded real estate investment trust focused principally on the ownership, operation, management, selective development, redevelopment and acquisition of life science properties.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, and translational medicine entities, as well as governmental agencies.

In 2007, we:

•                          Completed ground-up development of one property aggregating approximately 157,340 rentable square feet.

•                          Commenced ground-up development of four properties aggregating approximately 553,000 rentable square feet.

•                          Completed redevelopment of multiple spaces at ten properties aggregating approximately 258,411 rentable square feet.

•                          Sold four real estate assets and four land parcels for approximately $73 million.

•                          Closed follow-on common offering with net proceeds of approximately $215.2 million.

•                          Redeemed 9.10% Series B Cumulative Redeemable Preferred Stock and incurred redemption charge of approximately $2.8 million.

•                          Closed $460 million of 3.70% convertible notes.

•                          Closed $200 million secured loan and $62 million pre-construction secured loan.

•                          Increased credit facility to $1.9 billion plus a $500 million accordion.

•                          Acquired four land parcels aggregating approximately 541,592 developable square feet.

•                          Acquired sixteen properties aggregating approximately 1.3 million rentable square feet.

As of December 31, 2007, we had 166 properties containing approximately 12.1 million rentable square feet of office/laboratory space.  As of that date, our properties were approximately 93.8% leased, excluding spaces at properties undergoing redevelopment.  In addition, as of December 31, 2007, our asset base contained properties undergoing ground-up development approximating 1.6 million rentable square feet plus an imbedded pipeline for future ground-up development approximating 8.7 million developable square feet.

Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.  Of the 166 properties as of December 31, 2007, 16 were acquired in 2007, 19 in 2006, 18 in 2005, and 94 prior to 2005.  In addition, we completed the development of one property in 2007 (together with the 16 properties acquired in 2007, the “2007 Properties”), four properties in 2006 (together with the 19 properties acquired in 2006, the “2006 Properties”), three properties in 2005 (together with the 18 properties acquired in 2005, the “2005 Properties”), and 11 properties prior to 2005.  As a result of these development and acquisition activities, as well as our ongoing redevelopment and leasing activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2007 as compared to 2006, and for 2006 as compared to 2005.

As of December 31, 2007, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, as of December 31, 2007, approximately 9% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of December 31, 2007, approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  Our significant accounting policies are described in the notes to our consolidated financial statements in “Item 15. Exhibits, Financial Statement Schedules.”  The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

REIT compliance

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code.  Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, and the determination of various factual matters and circumstances not entirely within our control.  We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to qualify, and continue to qualify, as a REIT.  However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.

If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  If we lose our REIT status, then our net earnings available for investment or distribution to our stockholders will be significantly reduced for each of the years involved and we would no longer be required to make distributions to our stockholders.

Rental properties, net and properties undergoing development and redevelopment and land held for development

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment, and identified intangibles (including intangible value to above or below market leases and origination costs associated with acquired in-place leases, tenant relationships and other intangible assets) based upon their relative fair values.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  We assess the fair value of tangible and intangible assets based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life for equipment.  The values of above and below market leases are amortized over the lives of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of origination costs associated with acquired in-place leases are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

Rental properties, properties undergoing development and redevelopment and land held for development and intangibles are individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

Capitalization of costs

   In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”) and Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS 67”), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development, redevelopment or construction of a project.  Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisition or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

We also capitalize costs directly related and essential to our leasing activities.  These costs are amortized on a straight-line basis over the terms of the related leases.  Costs related to unsuccessful leasing opportunities are expensed.

Accounting for investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry.  All of our investments in publicly-traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and are recorded at fair value.  Fair value has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains included in other income.

Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Investments”. Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

Individual investments are evaluated for impairment when conditions exist which may indicate that it is probable that an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

We reflect our interest rate swap agreements on the balance sheets at their estimated fair values with an offsetting adjustment reflected as unrealized gains/losses in accumulated other comprehensive income in stockholders’ equity.  We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” under SFAS 133 in reducing our exposure to variable interest rates.  In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  Accordingly, we have categorized these instruments as cash flow hedges.  We make an assessment at the inception of each interest rate swap agreement and on an on going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective”, the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

We do not believe we are exposed to a significant amount of credit risk in our interest rate swap agreements as our counterparties are established, well-capitalized financial institutions.

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in our consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2007 and 2006, we had no allowance for doubtful accounts.

Discontinued operations

We follow the provisions of SFAS 144 in determining whether a property qualifies as an asset “held for sale” and should be classified as “discontinued operations”.  A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale”, its operations are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale.”  Depreciation of assets ceases upon designation of a property as “held for sale.”  Interest expense directly attributable to assets “held for sale” is classified in discontinued operations.

Impact of recently issued accounting standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 amends ARB 51 “Consolidated Financial Statements,” and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS No. 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  SFAS No. 160 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Earlier adoption is prohibited. The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders.  The adoption of SFAS 160 is not expected to have an impact on net income available to common stockholders or earnings per share attributable to common stockholders.

In August 2007, the Financial Accounting Standards Board (“FASB”) released for public comment a proposed FASB Staff Position (“FSP”) that would affect the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash. The proposed FSP would require that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value would be amortized to interest expense using the interest method.  In addition, the proposed FSP requires that interest cost for our unsecured convertible notes be accounted for based on our nonconvertible debt borrowing rate. The FASB is expected to begin its redeliberations of the guidance in the proposed FSP in early 2008. The proposed FSP may be effective for reporting periods as early as 2008 and is expected to be applied retrospectively to prior periods.  If the FSP is issued as proposed, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its proposed retrospective application. We believe the additional non-cash interest expense we may recognize under the proposed FSP would result in an increase to interest expense as our estimated nonconvertible debt borrowing rate is higher than the current contractual coupon rate of 3.70% on our $460 million unsecured convertible notes.  For example, under the proposed FSP, if the interest rate for our nonconvertible borrowing rate was approximately 2.5% higher than the current contractual coupon rate of 3.70% on our unsecured convertible notes, our non-cash interest expense included in net income for the year ended December 31, 2007 would increase by approximately 8% to 9%. The proposed FSP, if adopted as proposed, will also increase our non-cash interest in future periods during which our unsecured convertible notes remain outstanding. We are currently evaluating our nonconvertible debt borrowing rate and the overall impact of the proposed FSP on our consolidated financial statements. The impact of the proposed FSP on our consolidated financial statements could be influenced by certain factors, including the ultimate outcome of the final rules under the proposed FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008.   We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

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

In December 2005, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”).  SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair values of the assets exchanged.  SFAS 153 was effective for nonmonetary asset exchanges beginning in our third quarter of 2005.  The adoption of SFAS 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 was effective for accounting changes and corrections of errors beginning in 2006.  The adoption of SFAS 154 did not have an impact on our financial statements.

Results of operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Rental revenues increased by $69.9 million, or 29%, to $306.7 million for 2007 compared to $236.8 million for 2006.  The increase resulted primarily from the 2006 Properties being owned for a full year and the addition of the 2007 Properties.

Tenant recoveries increased by $21.7 million, or 35%, to $83.8 million for 2007 compared to $62.1 million for 2006.  The increase resulted primarily from the 2006 Properties being owned for a full year and the addition of the 2007 Properties.

Other income increased by $3.0 million, or 26%, to $14.9 million for 2007 compared to $11.8 million for 2006, due to an overall increase in all sources of other income.  Other income consists of construction management fees, interest, investment income and storage.

Rental operating expenses increased by $29.4 million, or 42%, to $99.2 million for 2007 compared to $69.8 million for 2006.  The increase resulted primarily from increases in rental operating expenses (primarily property taxes, insurance and utilities) from properties developed, redeveloped and acquired in 2007 and 2006.  The majority of the increase in rental operating expenses is recoverable from our tenants.

General and administrative expenses increased by $6.4 million, or 25%, to $32.5 million for 2007 compared to $26.1 million for 2006, primarily due to the growth in both the depth and breadth of our operations in multiple markets, from 158 properties with approximately 11.2 million rentable square feet as of December 31, 2006 to 166 properties containing approximately 12.1 million rentable square feet as of December 31, 2007.  As a percentage of total revenues, general and administrative expenses for 2007 remained relatively consistent with 2006.

Interest expense increased by $17.0 million, or 24%, to $88.4 million for 2007 compared to $71.4 million for 2006.  The increase resulted primarily from increases in indebtedness on our unsecured line of credit and unsecured term loan, secured notes payable and outstanding indebtedness related to our unsecured convertible notes. These borrowings were utilized to finance the development, redevelopment and acquisition of the 2006 and 2007 Properties.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources — Interest Rate Swaps”).

Depreciation and amortization increased by $24.0 million, or 33%, to $96.5 million for 2007 compared to $72.4 million for 2006.  The increase resulted primarily from depreciation associated with the 2006 Properties being owned for a full year and the addition of the 2007 Properties.

Income from discontinued operations of $8.6 million for 2007 reflects the results of operations of two properties that were designated as “held for sale” as of December 31, 2007 and four properties and four land parcels sold during 2007.  In connection with the properties and land parcels sold in 2007, we recorded a gain of approximately $8.0 million.  Income from discontinued operations of $4.6 million for 2006 reflects the results of operations of two properties designated as “held for sale” as of December 31, 2007, four properties and four land parcels sold during 2007 and three properties sold in 2006.  In connection with the properties sold in 2006, we recorded a gain of approximately $59,000.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Rental revenues increased by $56.7 million, or 32%, to $236.8 million for 2006 compared to $180.1 million for 2005.  The increase resulted primarily from the 2005 Properties being owned for a full year and the addition of the 2006 Properties.

Tenant recoveries increased by $15.4 million, or 33%, to $62.1 million for 2006 compared to $46.7 million for 2005.  The increase resulted primarily from the 2005 Properties being owned for a full year and the addition of the 2006 Properties.

Other income increased by $7.1 million, or 148%, to $11.8 million for 2006 compared to $4.8 million for 2005, due to an overall increase in all sources of other income.  Other income consists of construction management fees, interest, and investment income and storage.

Rental operating expenses increased by $18.4 million, or 36%, to $69.8 million for 2006 compared to $51.3 million for 2005.  The increase resulted primarily from increases in rental operating expenses (primarily property taxes, insurance, and utilities) from properties developed, redeveloped and acquired in 2006.  The majority of the increase in rental operating expenses is recoverable from our tenants.

General and administrative expenses increased by $5.0 million or 24%, to $26.1 million for 2006 compared to $21.1 million for 2005, primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 132 properties with approximately 8.8 million rentable square feet as of December 31, 2005 to 158 properties with approximately 11.2 million rentable square feet as of December 31, 2006.  As a percentage of total revenues, general and administrative expenses for 2006 remained relatively consistent with 2005.

Interest expense increased by $22.3 million, or 45%, to $71.4 million for 2006 compared to $49.1 million for 2005.  The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable, and increases in the floating interest rates on our unsecured line of credit, unsecured term loan and other floating rate debt.  These borrowings were utilized to finance the development, redevelopment, and acquisition of the 2005 and 2006 Properties. The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest rate swap agreements) increased from 5.68% as of December 31, 2005 to 6.50% as of December 31, 2006.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources — Interest Rate Swap Agreements”).

Depreciation and amortization increased by $19.5 million, or 37%, to $72.4 million for 2006 compared to $52.9 million for 2005.  The increase resulted primarily from depreciation associated with the 2005 Properties being owned for a full year and the addition of the 2006 Properties.

Income from discontinued operations of $4.6 million for 2006 reflects the results of operations of two properties that were designated as “held for sale” as of December 31, 2007, four properties and four land parcels sold during 2007 and three properties sold in 2006. In connection with the property sold in 2006, we recorded a gain of approximately $59,000. Income from discontinued operations of $6.9 million for 2005 reflects the results of operations of two properties that were designated as “held for sale” as of December 31, 2007, four properties and four land parcels sold during 2007, three properties sold in 2006, and one property sold in 2005.  In connection with the sale of one property in 2005, we recorded a gain of approximately $36,000.

Liquidity and capital resources

Cash flows

Net cash provided by operating activities for 2007 increased by $57.0 million to $185.4 million compared to $128.4 million for 2006.  The increase resulted primarily from an increase in cash flows from operations and cash flows from overall changes in operating assets and liabilities.

Net cash used in investing activities for 2007 was $947.0 million compared to $970.6 million for 2006.  Net cash used in investing activities was relatively consistent for 2007 and 2006 with a higher level of investments in properties undergoing development and redevelopment and land held for development offset by a lower level of additions to rental properties and a higher level of proceeds from the sales of properties during 2007 as compared to 2006.

Net cash provided by financing activities for 2007 decreased by $74.5 million to $766.7 million compared to $841.2 million for 2006.  The decrease was primarily due to a decrease in proceeds from issuance of common stock and secured notes payable coupled with the redemption of Series B Preferred Stock, partially offset by an increase in proceeds from the issuance of unsecured convertible notes.

Off-balance sheet arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

Contractual obligations and commitments

Contractual obligations as of December 31, 2007 consisted of the following (in thousands):

		Payments by Period
	Total	2008	2009-2010	2011-2012	Thereafter
Secured notes payable	$1,212,904	$160,074	$377,479	$147,539	$527,812
Unsecured line of credit and unsecured term loan	1,115,000	—	365,000	750,000	—
Convertible debt	460,000	—	—	460,000	—
Estimated interest payments	529,041	114,258	199,897	132,321	82,565
Ground lease obligations	635,214	6,126	13,566	15,943	599,579
Other obligations	5,396	1,254	2,308	1,834	—
Total	$3,957,555	$281,712	$958,250	$1,507,637	$1,209,956

Secured notes payable as of December 31, 2007 included 34 notes secured by 73 properties and 6 land development parcels.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period.

In January 2007, we completed a private offering of $460 million of 3.70% convertible unsecured notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon on contractual interest rates, including the impact of interest rate swap agreements; interest payment dates and scheduled maturity dates. As of December 31, 2007, approximately 77% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements. See additional information regarding our interest rate swap agreements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources-Interest Rate Swap Agreements.” The remaining 23% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the table above because the Company cannot reasonably determine the future interest obligations on its variable rate debt as the Company cannot predict variable interest rates in the future.  See additional information regarding our debt under Notes 5, 6, 7 and 8 to our consolidated financial statements.

Ground lease obligations as of December 31, 2007 included leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms of 25 to 99 years, exclusive of extension options.

In addition to the above, we were committed as of December 31, 2007 under the terms of contracts to complete the construction of properties undergoing development and redevelopment and land held for development at a remaining aggregate cost of approximately $361.4 million.

As of December 31, 2007, we were also committed to fund approximately $18.3 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $33.4 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	December 31,
	2007	2006
Funds held in trust under the terms of certain secured notes payable	$20,375	$19,993
Funds held in escrow related to construction projects	23,727	5,814
Other restricted funds	7,809	8,553
Total	$51,911	$34,360

Secured notes payable

Secured notes payable totaled approximately $1.2 billion as of December 31, 2007 and 2006. Our secured notes payable had weighted average interest rates of approximately 6.08% and 6.21% at December 31, 2007 and 2006, respectively, with maturity dates ranging from January 2008 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  The total book values of rental properties, net and properties undergoing development and redevelopment and land held for development securing debt were approximately $1.9 billion and $1.7 billion at December 31, 2007 and 2006, respectively.  At December 31, 2007, our secured notes payable were comprised of approximately $902.9 million and $310.0 million of fixed and variable rate debt, respectively, compared to approximately $940.0 million and $234.9 million of fixed and variable rate debt, respectively, at December 31, 2006.

The following is a summary of the scheduled principal payments for our secured notes payable and the weighted average interest rates as of December 31, 2007 (in thousands):

Year	Amount	Weighted Average Interest Rate (1)
2008	$160,074	6.08%
2009	284,220	6.20
2010	93,259	6.18
2011	108,191	6.04
2012	39,348	6.00
Thereafter	527,812	5.93
Total secured notes payable	$1,212,904

(1)                      The weighted average interest rate related to payments on our secured debt is calculated based on the outstanding debt as of December 31st of the year immediately preceding the year presented.

Unsecured line of credit and unsecured term loan

In May 2007, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1.4 billion to $1.9 billion consisting of an $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million.

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period.  As of December 31, 2007, we had borrowings of $365 million outstanding on our unsecured line of credit with a weighted average interest rate of approximately 6.07%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.  Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period.  As of December 31, 2007, we had borrowings of $750 million outstanding on our unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 5.84%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties. As of December 31, 2007, aggregate unsecured borrowings were limited to approximately $2.1 billion.

Unsecured convertible notes

In January 2007, we completed a private offering of $460 million of convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%. The Notes have an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes.  The initial conversion price of approximately $117.96 per share of our common stock represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million.

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase. As of December 31, 2007, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

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

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of December 31, 2007 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2007	Fair Values
December 2004	December 31, 2004	January 2, 2008	3.590%	$50,000	$50,000	$68
December 2004	January 3, 2006	July 1, 2008	3.927	50,000	50,000	156
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(3,486)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(437)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,016)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,026)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(2,244)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,021)
April 2004	April 30, 2007	April 30, 2008	4.850	50,000	50,000	(47)
May 2005	June 29, 2007	June 30, 2008	4.400	50,000	50,000	(5)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(367)
October 2007	October 31, 2007	June 30, 2008	4.458	50,000	50,000	(20)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(1,194)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(1,328)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(108)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	—	(1,459)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	—	(556)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	—	(1,744)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	—	(1,744)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	—	(646)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	—	(649)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	—	(1,757)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	—	(1,764)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	—	(312)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	—	(1,628)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	—	(1,650)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	—	(935)
Total					$778,500	$(26,919)

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

As of December 31, 2007 and 2006, our interest rate swap agreements were classified in accounts payable, accrued expenses, tenant security deposits and other assets at their fair values aggregating a liability balance of approximately $26.9 million and an asset balance of approximately $1.0 million, respectively, with the offsetting adjustment reflected as unrealized losses and gains in accumulated other comprehensive income in stockholders’ equity.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.  During the next twelve months, we expect to reclassify approximately $6.8 million from accumulated other comprehensive income to interest expense as an increase to interest expense.

Other resources and liquidity requirements

In September 2007, we sold 2,300,000 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $96.00 per share, resulting in aggregate proceeds of approximately $215 million (after deducting underwriting discounts and other offering costs).

In February 2007, we called for redemption of our 9.10% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”).  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders for costs related to the redemption of the Series B Preferred Stock.

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

Capital expenditures, tenant improvements and leasing costs

The following table shows total and weighted average per square foot property-related capital expenditures, tenant improvements and leasing costs (all of which are added to the basis of the properties) related to our life science properties (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

	Total Weighted
	Average	2007	2006	2005	2004		2003
Capital expenditures (1):
Major capital expenditures	$7,186,000	$1,379,000	$575,000	$972,000	$2,628,000	(2)	$1,632,000	(3)
Recurring capital expenditures	$4,661,000	$648,000	$639,000	$1,278,000	$1,243,000		$853,000
Weighted average square feet in portfolio	41,227,675	11,476,217	9,790,326	8,128,690	6,123,807		5,708,635
Per weighted average square foot in portfolio
Major capital expenditures	$0.17	$0.12	$0.06	$0.12	$0.43	(2)	$0.29	(3)
Recurring capital expenditures	$0.11	$0.06	$0.07	$0.16	$0.20		$0.15
Tenant improvements and leasing costs:
Retenanted space (4)
Tenant improvements and leasing costs	$6,743,000	$1,446,000	$1,370,000	$324,000	$713,000		$2,890,000
Retenanted square feet	995,802	224,767	248,846	130,887	142,814		248,488
Per square foot leased of retenanted space	$6.77	$6.43	$5.51	$2.48	$4.99		$11.63
Renewal space
Tenant improvements and leasing costs	$4,719,000	$1,942,000	$957,000	$778,000	$937,000		$105,000
Renewal square feet	2,623,275	671,127	455,980	666,058	558,874		271,236
Per square foot leased of renewal space	$1.80	$2.89	$2.10	$1.17	$1.68		$0.39

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

(4)                  Excludes space that has undergone redevelopment before retenanting.

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

Inflation

As of December 31, 2007, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, as of December 31, 2007, approximately 9% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

Funds from operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of Funds From Operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and Capital Resources - Cash Flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders (in thousands):

	Year Ended December 31,
	2007	2006
Net income available to common stockholders	$78,905	$57,326
Add:
Depreciation and amortization (1)	97,335	74,039
Minority interest	3,669	2,287
Less:
Gain on sales of property (2)	(7,976)	(59)
FFO allocable to minority interest	(3,733)	(1,928)
Funds from operations available to common stockholders	$168,200	$131,665

(1)	Includes depreciation and amortization on assets “held for sale” reflected as discontinued operations (for the periods prior to when such assets were designated as “held for sale”).

(2)

Gain on sales of property relates to the disposition of four properties and four land parcels during 2007 and three properties during 2006. Gain on sales of property is included in the consolidated statements of income in income from discontinued operations, net.

Property and lease information

The following table is a summary of our properties as of December 31, 2007 (dollars in thousands):

	Number of	Rentable Square Feet			Annualized	Occupancy
Markets	Properties	Operating	Redevelopment	Total	Base Rent (1)	Percentage (1)
California — Los Angeles Metro	2	31,343	29,660	61,003	$697	70.8%
California — San Diego	33	1,465,032	215,370	1,680,402	43,264	94.9
California — San Francisco Bay	23	1,837,457	30,217	1,867,674	63,569	95.8
Eastern Massachusetts	38	3,076,689	310,349	3,387,038	107,322	94.7
International — Canada	4	296,362	46,032	342,394	6,879	100.0
New Jersey/Suburban Philadelphia	8	441,504	—	441,504	9,176	96.6
Southeast	12	596,172	62,234	658,406	10,423	86.0	(2)
Suburban Washington D.C.	31	2,430,402	69,366	2,499,768	48,004	90.1
Washington — Seattle	13	1,040,113	11,291	1,051,404	30,488	97.2
Total Properties (Continuing Operations)	164	11,215,074	774,519	11,989,593	$319,822	93.8	%(3)

(1)

Excludes spaces at properties totaling approximately 774,519 square feet undergoing a permanent change in use to office/laboratory space through redevelopment and two properties totaling approximately 136,399 square feet that are classified as “held for sale.”

(2)	Substantially all of the vacant space is office or warehouse space.

(3)	Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of December 31, 2007 was approximately 87.8%.

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2007:

Year of Lease Expiration	Number of Leases Expiring		Square Footage of Expiring Leases	Percentage of Aggregate Leased Square Feet	Annualized Base Rent of Expiring Leases (per square foot)
2008	67	(1)	846,022	8.0%	$25.59
2009	63		896,692	8.5	24.75
2010	50		1,025,693	9.7	28.16
2011	60		1,721,434	16.4	27.28
2012	58		1,405,285	13.4	33.56
Thereafter	93		4,629,000	44.0	33.05

(1)	Includes 16 month-to-month leases for approximately 85,000 square feet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate swap agreements in effect on, December 31, 2007 and 2006, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $4.0 million and $1.5 million, respectively.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on December 31, 2007 and 2006, would increase annual future earnings by approximately $4.0 million and $1.5 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair values by approximately $71.3 million and $68.8 million at December 31, 2007 and 2006, respectively.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair values by approximately $74.9 million and $71.7 million at December 31, 2007 and 2006, respectively.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2007 and 2006.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities.  We classify investments in publicly-traded companies as available-for-sale and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in values will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2007 and 2006 would decrease their fair values by approximately $8.4 million and $7.5 million, respectively.

We have exposure to foreign currency exchange rate market risk related to our subsidiaries operating in Canada.  The functional currency of our foreign subsidiaries operating in Canada is the local currency.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of stockholders’ equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of December 31, 2007, we estimate that a 10% increase in foreign currency rates relative to the U.S. dollar would increase annual future earnings by approximately $694,000.  We further estimate that a 10% decrease in foreign currency rates relative to the U.S. dollar would decrease annual future earnings by approximately $694,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included as a separate section in this Annual Report on Form 10-K.  See “Item 15. Exhibits, Financial Statement Schedules”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2007, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s annual report on internal control over financial reporting

The management of Alexandria Real Estate Equities, Inc. and its subsidiaries’ (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in “Internal Control — Integrated Framework”.  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 26, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2008 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2008 Proxy Statement”) under the caption “Board of Directors and Executive Officers”, “Corporate Governance Guidelines and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement under the caption “Board of Directors and Executive Officers— Executive Compensation Tables and Discussions”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2007:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	255,345	$41.80	973,881

The other information required by this Item is incorporated herein by reference from our 2008 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2008 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)Financial Statement Schedules

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
3.4*

Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on February 10, 2000

3.5*

Articles Supplementary, dated January 28, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s current report on Form 8-A filed with the Commission on February 17, 2002

4.1*

Rights Agreement, dated as of February 10, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent, including the forms of Articles Supplementary setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share, Rights Certificate and the Summary of Rights to Purchase Preferred Stock attached as exhibits to the Rights Agreement. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement), filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on February 10, 2000

4.2*	Specimen certificate representing shares of Common Stock, filed as an exhibit to Alexandria’s Registration Statement on Form S-11 (No. 333-23545)
4.3*

Specimen certificate representing shares of 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s current report on Form 8-A filed with the Commission on February 17, 2002

4.4*

Specimen certificate representing shares of 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s current report on Form 8-A filed with the Commission on June 28, 2005

4.5*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust company, as Trustee filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on January 19, 2007

4.6*

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC., Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on January 18, 2007

10.1* (1)

Amended and Restated 1997 Stock Award and Incentive Plan of Alexandria, dated December 29, 2000, filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the Commission on March 29, 2002

10.2* (1)

Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria’s Registration Statement on Form S-11 (No. 333-23545)

10.3* (1)

Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria’s Registration Statement on Form S-11 (No. 333-23545)

10.4* (1)

Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria’s Registration Statement on Form S-11 (No. 333-23545)

10.5* (1)

Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.6* (1)

Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on November 15, 1999

10.7* (1)	Alexandria’s 2000 Deferred Compensation Plans, effective December 1, 2000, filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the Commission on March 29, 2002
10.8* (1)

Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and James H. Richardson, dated January 9, 2006 filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the Commission on March 16, 2006

10.9* (1)	Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and Joel S. Marcus, dated March 13, 2006 filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the

Commission on March 16, 2006
10.10* (1)	Executive Employment Agreement between Alexandria Real Estate Equities, Inc. and Dean A. Shigenaga, dated August 8, 2007
10.11 (1)	Summary of Director Compensation Arrangements
10.12*

Second Amended and Restated Credit Agreement as of October 31, 2006, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners

10.13*

First Amendment to Second Amended and Restated Credit Agreement as of December 1, 2006, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners

10.14*

Second Amendment to Second Amended and Restated Credit Agreement as of May 2, 2007, among Alexandria Real Estate, Inc., Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, Citicorp North America Inc. as Syndication Agent, The Bank of Nova Scotia, The Royal bank of Scotland, PLC, Eurohypo AG, New York Branch, and HSH Nordbank AG New York Branch, as Co-Documentation Agents

11.1	Computation of Per Share Earnings (included in Note 2 to the Consolidated Financial Statements)
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1*

Alexandria Real Estate Equities, Inc. Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K), filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the Commission on March 16, 2005

21.1	List of Subsidiaries of Alexandria
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)  Incorporated by reference.

(1)  Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

Dated February 27, 2008	By:	/s/ Joel S. Marcus
Joel S. Marcus
Chief Executive Officer

KNOW ALL THOSE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel S. Marcus, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel S. Marcus
Joel S. Marcus	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2008

/s/ James H. Richardson
James H. Richardson	President and Director	February 27, 2008

/s/ Dean A. Shigenaga
Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ Richard B. Jennings
Richard B. Jennings	Lead Director	February 26, 2008

/s/ Richard H. Klein
Richard H. Klein	Director	February 26, 2008

/s/ Martin A. Simonetti
Martin A. Simonetti	Director	February 26, 2008

/s/ Alan G. Walton
Alan G. Walton	Director	February 27, 2008

/s/ John L. Atkins, III
John L. Atkins, III	Director	February 27, 2008

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries’(the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2008

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Rental properties, net	$3,146,915	$2,726,251
Properties undergoing development and redevelopment and land held for development	1,143,302	596,331
Cash and cash equivalents	8,030	2,948
Tenant security deposits and other restricted cash	51,911	34,360
Tenant receivables	6,759	6,330
Deferred rent	81,496	68,412
Investments	84,322	74,824
Other assets	119,359	108,021
Total assets	$4,642,094	$3,617,477

Liabilities and Stockholders’ Equity
Secured notes payable	$1,212,904	$1,174,866
Unsecured line of credit and unsecured term loan	1,115,000	850,000
Unsecured convertible notes	460,000	—
Accounts payable, accrued expenses and tenant security deposits	247,289	158,119
Dividends payable	27,575	25,363
Total liabilities	3,062,768	2,208,348

Commitments and contingencies

Minority interest	75,506	57,477

Stockholders’ equity:
9.10% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share, 2,300,000 shares authorized; 2,300,000 issued and outstanding at December 31, 2006; $25 liquidation value per share	—	57,500
8.375% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, 5,750,000 shares authorized; 5,185,000 shares issued and outstanding at December 31, 2007 and 2006; $25 liquidation value per share	129,638	129,638
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 31,603,344 and 29,012,135 issued and outstanding at December 31, 2007 and 2006 respectively	316	290
Additional paid-in capital	1,365,773	1,139,629
Accumulated other comprehensive income	8,093	24,595
Total stockholders’ equity	1,503,820	1,351,652
Total liabilities and stockholders’ equity	$4,642,094	$3,617,477

See the accompanying Notes to Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Rental	$306,710	$236,848	$180,100
Tenant recoveries	83,782	62,104	46,739
Other income	14,868	11,827	4,767
	405,360	310,779	231,606
Expenses
Rental operations	99,210	69,775	51,337
General and administrative	32,456	26,051	21,068
Interest	88,387	71,371	49,116
Depreciation and amortization	96,476	72,432	52,906
	316,529	239,629	174,427
Minority interest	3,669	2,287	634
Income from continuing operations	85,162	68,863	56,545
Income from discontinued operations, net	8,562	4,553	6,888
Net income	93,724	73,416	63,433
Dividends on preferred stock	12,020	16,090	16,090
Preferred stock redemption charge	2,799	—	—
Net income available to common stockholders	$78,905	$57,326	$47,343

Earnings per share — basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$2.37	$2.10	$1.93
Discontinued operations, net	0.29	0.18	0.33
Earnings per share - basic	$2.66	$2.28	$2.26

Earnings per share - diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$2.34	$2.07	$1.90
Discontinued operations, net	0.29	0.18	0.32
Earnings per share — diluted	$2.63	$2.25	$2.22

Weighted average shares of common stock outstanding
Basic	29,668,231	25,102,200	20,948,915
Diluted	30,004,462	25,524,478	21,316,886

See the accompanying Notes to Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

							Accumulated
	Series B	Series C	Number of				Other
	Preferred	Preferred	Common	Common	Additional Paid-	Retained	Comprehensive
	Stock	Stock	Shares	Stock	In Capital	Earnings	Income	Total
Balance at December 31, 2004	$57,500	$129,638	19,594,418	$196	$414,028	$5,267	$13,844	$620,473
Net income	—	—	—	—	—	63,433	—	63,433
Unrealized gain on marketable securities	—	—	—	—	—	—	12,439	12,439
Unrealized gain on swap agreements	—	—	—	—	—	—	6,957	6,957
Foreign currency translation	—	—	—	—	—	—	1,793	1,793
Comprehensive income	—	—	—	—	—	—	—	84,622
Issuance of common stock, net of offering costs	—	—	2,685,500	27	189,344	—	—	189,371
Issuances pursuant to Stock Plan	—	—	161,376	1	10,929	—	—	10,930
Dividends declared on preferred stock	—	—	—	—	—	(16,090)	—	(16,090)
Dividends declared on common stock	—	—	—	—	(6,896)	(52,610)	—	(59,506)
Balance at December 31, 2005	57,500	129,638	22,441,294	224	607,405	—	35,033	829,800
Net income	—	—	—	—	—	73,416	—	73,416
Unrealized loss on marketable securities	—	—	—	—	—	—	(6,636)	(6,636)
Unrealized loss on swap agreements	—	—	—	—	—	—	(3,894)	(3,894)
Foreign currency translation	—	—	—	—	—	—	92	92
Comprehensive income	—	—	—	—	—	—	—	62,978
Issuance of common stock, net of offering costs	—	—	6,295,000	63	535,199	—	—	535,262
Issuances pursuant to Stock Plan	—	—	275,841	3	17,073	—	—	17,076
Dividends declared on preferred stock	—	—	—	—	—	(16,090)	—	(16,090)
Dividends declared on common stock	—	—	—	—	(20,048)	(57,326)	—	(77,374)
Balance at December 31, 2006	57,500	129,638	29,012,135	290	1,139,629	—	24,595	1,351,652
Net income	—	—	—	—	—	93,724	—	93,724
Unrealized gain on marketable securities	—	—	—	—	—	—	833	833
Unrealized loss on swap agreements	—	—	—	—	—	—	(27,892)	(27,892)
Foreign currency translation	—	—	—	—	—	—	10,557	10,557
Comprehensive income	—	—	—	—	—	—	—	77,222
Issuance of common stock, net of offering costs	—	—	2,300,000	23	215,169	—	—	215,192
Redemption of Series B preferred stock	(57,500)	—	—	—	2,799	(2,799)	—	(57,500)
Issuances pursuant to Stock Plan	—	—	291,209	3	22,524	—	—	22,527
Dividends declared on preferred stock	—	—	—	—	—	(12,020)	—	(12,020)
Dividends declared on common stock	—	—	—	—	(14,348)	(78,905)	—	(93,253)
Balance at December 31, 2007	$—	$129,638	31,603,344	$316	$1,365,773	$—	$8,093	$1,503,820

See the accompanying Notes to Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$93,724	$73,416	$63,433
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	3,669	2,287	634
Depreciation and amortization	97,335	74,039	55,416
Amortization of loan fees and costs	6,152	4,631	6,666
Amortization of debt premiums/discount	(643)	(990)	(1,089)
Amortization of above and below market leases	(7,572)	(8,497)	(6,379)
Straight line rent	(15,755)	(16,837)	(10,650)
Stock compensation expense	11,176	7,909	5,136
Equity in loss (income) related to investments	330	632	(483)
Gain on sales of investments	(12,030)	(7,770)	(1,811)
Gain on sales of properties	(7,976)	(59)	(36)
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(17,551)	(13,347)	(3,344)
Tenant receivables	(432)	(1,566)	(2,214)
Other assets	(14,705)	(25,532)	(26,586)
Accounts payable, accrued expenses and tenant security deposits	49,660	40,074	41,985
Net cash provided by operating activities	185,382	128,390	120,678

Investing Activities
Additions to rental properties	(421,574)	(750,670)	(254,067)
Additions to properties undergoing development and redevelopment and land held for development	(599,333)	(260,648)	(180,157)
Proceeds from sale of properties	70,889	33,040	1,182
Additions to investments	(16,618)	(12,906)	(10,367)
Proceeds from investments	19,651	20,594	10,509
Net cash used in investing activities	(946,985)	(970,590)	(432,900)

Financing Activities
Proceeds from secured notes payable	240,933	502,500	153,398
Principal reductions of secured notes payable	(261,171)	(221,316)	(153,015)
Principal borrowings from unsecured line of credit and term loan	1,152,000	1,613,600	515,000
Repayments of borrowings from unsecured line of credit	(887,000)	(1,503,600)	(323,000)
Proceeds from unsecured convertible notes	450,800	—	—
Redemption of Series B Preferred Stock	(57,500)	—	—
Proceeds from issuance of common stock	215,192	535,262	189,371
Proceeds from exercise of stock options	1,706	4,298	4,291
Dividends paid on common stock	(89,951)	(71,489)	(56,312)
Dividends paid on preferred stock	(12,683)	(16,090)	(16,090)
Distributions to minority interest	(3,733)	(1,928)	(668)
Contributions by minority interest	18,092	—	—
Net cash provided by financing activities	766,685	841,237	312,975
Net increase (decrease) in cash and cash equivalents	5,082	(963)	753
Cash and cash equivalents at beginning of period	2,948	3,911	3,158
Cash and cash equivalents at end of period	$8,030	$2,948	$3,911

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized	$57,496	$64,830	$39,292

See the accompanying Notes to Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Background

References to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust (“REIT”) formed in 1994.  We are engaged principally in the ownership, operation, management, selective development, redevelopment and acquisition of life science properties.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, life science product, service, and translational medicine entities, as well as governmental agencies. As of December 31, 2007, we had 166 properties (162 properties located in ten states in the United States and four properties located in Canada) containing approximately 12.1 million rentable square feet of office/laboratory space, compared to 158 properties (155 properties located in ten states in the United States and three properties located in Canada) with approximately 11.2 million rentable square feet of office/laboratory space as of December 31, 2006.

As of December 31, 2007, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, as of December 31, 2007, approximately 9% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of December 31, 2007, approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.  Any references to the number of buildings, square footage and occupancy in the notes to consolidated financial statement are unaudited.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), FASB Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, FASB Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”.  Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.  For entities that are variable interest entities, as defined under FIN 46R, we consolidate the entity if we are the primary beneficiary.

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

2. Basis of presentation and summary of significant accounting policies (continued)

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, tenant security deposits and other restricted cash, tenant receivables, unsecured line of credit and unsecured term loan, and accounts payable, accrued expenses and tenant security deposits approximate fair value. As described in Note 8, our interest rate swap agreements have been recorded at fair value.

The fair value of our secured notes payable and unsecured convertible notes was estimated using available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  As of December 31, 2007 and 2006, the aggregate fair values of our secured notes payable and unsecured convertible notes were approximately $1,668,549,000 and $1,179,404,000, respectively.

Operating segment

We are engaged in the business of providing office/laboratory space for lease to the life science industry. Our properties are similar in nature of providing space for lease to the life science industry, consists of office/laboratory improvements that are generic and reusable in nature for the life science industry, are located in key life science cluster markets and have similar economic characteristics. Our chief operating decision maker, as defined under Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessment of our operating performance.  The financial information disclosed herein represents all of the financial information related to our principal operating segment.

International operations

The functional currency for our subsidiaries operating in the United States is the U.S. dollar.  We have four operating properties and one development parcel in Canada and a development project in China.  The functional currency for our foreign subsidiaries operating in Canada and China is the local currency.  The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive income will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net and properties undergoing development and redevelopment and land held for development

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment, and identified intangibles (including intangible value to above or below market leases and origination costs associated with acquired in-place leases, tenant relationships and other intangible assets) based upon their relative fair values.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  We assess fair value of tangible and intangible assets based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life for equipment.  The values of origination costs associated with acquired in-place leases are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

2. Basis of presentation and summary of significant accounting policies (continued)

Rental properties, net and properties undergoing development and redevelopment and land held for development (continued)

In accordance with SFAS 141, the values of above and below market leases are amortized over the terms of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  For the years ended December 31, 2007, 2006, and 2005, we recognized a net increase in rental income of approximately $7,572,000, $8,497,000 and $6,379,000, respectively, for the amortization of acquired above and below market leases. The value of acquired leases, less accumulated amortization, was approximately $46,703,000 as of December 31, 2007.  The weighted average amortization period of acquired leases was approximately 4.6 years as of December 31, 2007.  The estimated aggregate annual amortization of acquired leases for each of the five succeeding years is approximately $7,258,000 for 2008, $7,167,000 for 2009, $6,809,000 for 2010, $5,216,000 for 2011 and $3,631,000 for 2012.

Rental properties, properties undergoing development and redevelopment and land held for development and intangibles are individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”) and Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS 67”), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project.  Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisitions or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be eligible for capitalization, and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

In accordance with SFAS 144, we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”, its operations are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.  Depreciation of assets ceases upon designation of a property as “held for sale”.  Interest expense directly attributable to assets “held for sale” is classified in discontinued operations.

Conditional asset retirement obligations

Some of our properties may have asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  In accordance with Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”), we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.

2. Basis of presentation and summary of significant accounting policies (continued)

Conditional asset retirement obligations (continued)

In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation.   Conditional asset retirement obligations totaled approximately $10.8 million and $6.9 million as of December 31, 2007 and December 31, 2006, respectively, and are included in accounts payable, accrued expenses and tenant security deposits in the accompanying balance sheets.

Cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	December 31,
	2007	2006
Funds held in trust under the terms of certain secured notes payable	$20,375	$19,993
Funds held in escrow related to construction projects	23,727	5,814
Other restricted funds	7,809	8,553
Total	$51,911	$34,360

Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and are recorded at fair value.  Fair value has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income.

Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Investments” (“EITF Topic D-46”). Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

Individual investments are evaluated for impairment when conditions exist which may indicate that it is probable that an impairment exist. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value. For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

2. Basis of presentation and summary of significant accounting policies (continued)

Leasing costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease.  Costs related to unsuccessful leasing opportunities are expensed.  Leasing costs, net of related amortization, totaled approximately $51,819,000 and $45,980,000 as of December 31, 2007 and 2006, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Lease origination costs associated with acquired in-place leases are recorded pursuant to SFAS 141 are included in amounts immediately above and are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining life of the lease.  The value of lease origination costs associated with acquired in-place leases, net of related amortization, was approximately $17,868,000 as of December 31, 2007.  The estimated annual amortization of lease origination costs associated with acquired in-place leases for each of the five succeeding years is approximately $4,815,000 for 2008, $4,033,000 for 2009, $2,633,000 for 2010, $1,839,000 for 2011 and $1,304,000 for 2012.

Loan fees and costs

Fees and costs incurred in obtaining long-term financing are amortized over the terms of the related loans and included in interest expense in the accompanying consolidated statements of income.  Loan fees and costs, net of related amortization, totaled approximately $27,552,000 and $19,390,000 as of December 31, 2007 and 2006, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” under SFAS 133 in reducing our exposure to variable interest rates.  In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  Accordingly, we have categorized these instruments as cash flow hedges.  We make an assessment at the inception of each interest rate swap agreement and on an on going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective”, the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

Pursuant to SFAS 133, interest rate swaps agreements are reflected at their estimated fair values in the accompanying consolidated balance sheets.  We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of our interest rate swap agreements.  These methods of assessing fair value result in a general approximation of value.

2.  Basis of presentation and summary of significant accounting policies (continued)

Accounts payable, accrued expenses and tenant security deposits

As of December 31, 2007, accounts payable, accrued expenses and tenant security deposits included accounts payable and accrued expenses of approximately $74,082,000 and acquired below-market leases of approximately $46,703,000. As of December 31, 2006, accounts payable, accrued expenses and tenant security deposits included accounts payable and accrued expenses of approximately $49,797,000 and acquired below-market leases of approximately $36,389,000.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2007	2006
Unrealized gain on marketable securities	$22,570	$21,737
Unrealized (loss) gain on interest rate swap agreements	(26,919)	973
Unrealized gain on foreign currency translation	12,442	1,885
Total	$8,093	$24,595

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

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2007 and 2006, we had no allowance for doubtful accounts.

Interest income

Interest income was approximately $1,916,000, $1,303,000 and $578,000 in 2007, 2006 and 2005, respectively, and is included in other income in the accompanying consolidated statements of income.

Income taxes

As a REIT, we are not subject to federal income taxation as long as we meet a number of organizational and operational requirements and make distributions greater than or equal to 100% of our taxable income to our stockholders. Since we believe we have met these requirements and our distributions exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

2.  Basis of presentation and summary of significant accounting policies (continued)

Income taxes (continued)

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the more likely than not threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2007, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any tax related interest expense or penalties for the years ended December 31, 2007, 2006 or 2005.

During the years ended December 31, 2007, 2006 and 2005, we declared dividends on our common stock of $3.04, $2.86 and $2.72 per share, respectively.  During the years ended December 31, 2007, 2006 and 2005, we declared dividends on our Series B Cumulative Redeemable Preferred Stock of $0.4108, $2.275 and $2.275 per share, respectively.  During the years ended December 31, 2007, 2006 and 2005, we declared dividends on our Series C cumulative redeemable preferred stock of $2.09375, $2.09375 and $2.09375 per share, respectively.   See Note 12. Preferred Stock and Excess Stock.

The tax treatment of distributions on common stock paid in 2007 is as follows: (1) 83.6% ordinary dividend, (2) 10.0% capital gain at 15%, (3) 5.1% return of capital, and (4) 1.3% Section 1250 capital gain at 25%.  The tax treatment of distributions on common stock paid in 2006 is as follows:  (1) 82.1% ordinary dividend, (2) 12.3% capital gain at 15%, (3) 3.3% return of capital, and (4) 2.3% Section 1250 capital gain at 25%.  The information provided in this paragraph is unaudited.

Earnings per share, dividends declared and preferred stock redemption cost

The following table shows the computation of earnings per share, and dividends declared per common share:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$78,905	$57,326	$47,343

Weighted average shares of common stock outstanding - basic	29,668,231	25,102,200	20,948,915
Add: dilutive effect of stock options and stock grants	336,231	422,278	367,971
Weighted average shares of common stock outstanding - diluted	30,004,462	25,524,478	21,316,886

Earnings per share — basic	$2.66	$2.28	$2.26
Earnings per share — diluted	$2.63	$2.25	$2.22
Dividends declared per common share	$3.04	$2.86	$2.72

2.  Basis of presentation and summary of significant accounting policies (continued)

Earnings per share, dividends declared and preferred stock redemption cost (continued)

Our calculation of weighted average diluted shares pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” will include additional shares related to our unsecured convertible notes when the average market price is above the current conversion price. The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the unsecured convertible notes assuming the settlement occurred on the end of the reporting period.

Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF Topic D-42”) provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  The cost to issue our preferred stock was recorded as a reduction to additional paid-in capital in the period that the preferred stock was issued.  Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders.  During 2007, we recorded a charge of approximately $2,799,000 to net income available to common stockholders for costs related to the redemption of our 9.10% Series B Cumulative Redeemable Preferred Stock.  Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

Stock-based compensation expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the modified-prospective transition method of SFAS 123R, compensation cost is recognized over the remaining service period for the portion of outstanding stock options as of January 1, 2006, for which the requisite service had not been rendered. The compensation cost is based on the grant-date fair value of those awards. In addition, SFAS 123R requires that we account for an estimate of awards that are expected to vest and to revise the estimate for actual forfeitures. The adoption of SFAS 123R did not have a material impact on our financial statements since all awards accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) were fully vested prior to the adoption of SFAS 123R. Effective January 1, 2003, we had adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”) prospectively to all employee awards granted, modified or settled after January 1, 2003. We have not granted any stock options since 2002.

For 2002 and all prior years, we elected to follow APB 25 and related interpretations in accounting for our employee and non-employee director stock options, stock grants and stock appreciation rights. Under APB 25, because the exercise price of the options we granted equaled the market price of the underlying stock on the date of grant, no compensation expense related to stock options has been recognized. Although we elected to follow APB 25 for options granted prior to January 1, 2003, pro forma information regarding net income and net income per share is required by SFAS 123R for all periods presented prior to 2006 as if we had accounted for stock options under the fair value method under SFAS 123.

2.  Basis of presentation and summary of significant accounting policies (continued)

Stock-based compensation expense (continued)

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods (in thousands, except per share information):

	Year Ended December 31,
	2007	2006	2005
Net income available to common stockholders, as reported	$78,905	$57,326	$47,343
Fair value of stock-based compensation cost	—	—	(152)
Pro forma net income available to common stockholders	$78,905	$57,326	$47,191

Earnings per share:
Basic — as reported	$2.66	$2.28	$2.26
Basic — pro forma	$2.66	$2.28	$2.25

Diluted — as reported	$2.63	$2.25	$2.22
Diluted — pro forma	$2.63	$2.25	$2.21

Impact of recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a one hundred percent interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of SFAS 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 amends ARB 51 “Consolidated Financial Statements,” and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS No. 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  SFAS No. 160 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Earlier adoption is prohibited. The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders.  The adoption of SFAS 160 is not expected to have an impact on net income available to common stockholders or earnings per share attributable to common stockholders.

In August 2007, the FASB released for public comment a proposed FASB Staff Position (“FSP”) that would affect the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash.  The proposed FSP would require that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining

2.  Basis of presentation and summary of significant accounting policies (continued)

Impact of recently issued accounting standards (continued)

proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value would be amortized to interest expense using the interest method.  In addition, the proposed FSP requires that interest cost for our unsecured convertible notes be accounted for based on our nonconvertible debt borrowing rate. The FASB is expected to begin its redeliberations of the guidance in the proposed FSP in early 2008. The proposed FSP may be effective for reporting periods as early as 2008 and is expected to be applied retrospectively to prior periods.  If the FSP is issued as proposed, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its proposed retrospective application.  We believe the additional non-cash interest expense we may recognize under the proposed FSP would result in an increase to interest expense as our estimated nonconvertible debt borrowing rate is higher than the current contractual coupon rate of 3.70% on our $460 million unsecured convertible notes.  For example, under the proposed FSP, if the interest rate for our nonconvertible borrowing rate was approximately 2.5% higher than the current contractual coupon rate of 3.70% on our unsecured convertible notes, our non-cash interest expense included in net income for the year ended December 31, 2007 would increase by approximately 8% to 9%. The proposed FSP, if adopted as proposed, will also increase our non-cash interest in future periods during which our unsecured convertible notes remain outstanding. We are currently evaluating our nonconvertible debt borrowing rate and the overall impact of the proposed FSP on our consolidated financial statements.  The impact of the proposed FSP on our consolidated financial statements could be influenced by certain factors, including the ultimate outcome of the final rules under the proposed FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008.   We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

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

In December 2005, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.”  SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair values of the assets exchanged.  SFAS 153 was effective for nonmonetary asset exchanges beginning in our third quarter of 2005.  The adoption of SFAS 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 was effective for accounting changes and corrections of errors beginning in 2006.  The adoption of SFAS 154 did not have an impact on our financial statements.

3.  Rental properties, net and properties undergoing development and redevelopment and land held for development

Rental properties, net consisted of the following (in thousands):

	December 31,
	2007	2006
Land	$531,171	$408,662
Buildings and improvements	2,786,036	2,405,980
Tenant and other improvements	185,726	192,051
	3,502,933	3,006,693
Less accumulated depreciation	(356,018)	(280,442)
Total	$3,146,915	$2,726,251

As of December 31, 2007 and 2006, certain of our rental properties were encumbered by deeds of trust and assignments of rents and leases associated with the properties. See Note 5, Secured Notes Payable.  The net book values of encumbered rental properties as of December 31, 2007 and 2006 were approximately $1,489,994,000 and $1,107,526,000, respectively.

We lease space under noncancelable leases with remaining terms of up to 16 years.

In July 2006, we completed the acquisition of a 90% equity interest in the leasehold interest in 10.4 acres commonly known as Technology Square (“Tech Square”) at Massachusetts Institute of Technology (“MIT”) in Cambridge, Massachusetts. The remaining 10% equity interest was retained by MIT. MIT is also a tenant at Tech Square occupying approximately 178,952 rentable square feet as of December 31, 2007. The results of Tech Square’s operations have been included in our consolidated financial statements since that date. Tech Square consists of a seven building campus (including a 1,593 space covered car parking garage and a 49 space surface parking lot) containing approximately 1.2 million rentable square feet and is subject to a ground lease with an affiliate of MIT through December 31, 2064.

In accordance with FAS 141, in July 2006, we allocated the purchase price of Tech Square based upon the relative fair values of the assets acquired and liabilities assumed including rental properties of approximately $616 million, other assets of approximately $5 million, secured notes payable of approximately $220 million, acquired below-market leases of approximately $26 million and minority interest of approximately $37 million. The weighted average amortization period related to the acquired below market leases was approximately 6 years.

Our financial statements, on an unaudited pro forma basis, for the acquisition of Tech Square, the issuance of 2.5 million shares of common stock with proceeds of approximately $232 million and borrowings on our unsecured line of credit of approximately $106 million as if it had occurred on January 1, 2005, would have reflected total consolidated revenues of approximately $347.5 million and $287.6 million for the years ended December 31, 2006 and 2005, respectively. Net income available to common stockholders would have been approximately $60.6 million and $51.9 million for the years ended December 31, 2006 and 2005, respectively. Net income available to common stockholders on a diluted per share basis would have been $2.21 and $2.18 for the years ended December 31, 2006 and 2005, respectively.  All other properties acquired during 2006 comprise a series of individually insignificant unrelated transactions, both individually and in aggregate, and have been excluded from this pro forma analysis.

As of December 31, 2007 and 2006, we had approximately $1.1 billion and $596 million, respectively, undergoing development, redevelopment and pre-construction activities.  In accordance with SFAS 34, we are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the years ended December 31, 2007, 2006 and 2005 was approximately $56,036,000, $35,282,000 and $27,490,000, respectively. Total interest incurred for the years ended December 31, 2007, 2006 and 2005 was approximately $145,066,000, $107,643,000 and $77,695,000, respectively.

3.  Rental properties, net and properties undergoing development and redevelopment and land held for development (continued)

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2007 are as follows (in thousands):

Year	Amount
2008	$299,184
2009	286,033
2010	270,651
2011	236,738
2012	186,335
Thereafter	666,134
Total	$1,945,075

4.  Investments

We hold equity investments in certain publicly-traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly-traded companies are considered “available for sale” in accordance with SFAS 115, and are recorded at fair value.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  For additional discussion of our accounting policies with respect to investments, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

The following table summarizes our available-for-sale securities (in thousands):

	December 31,
	2007	2006
Adjusted cost of available-for-sale securities	$5,626	$4,445
Gross unrealized gains	23,947	22,849
Gross unrealized losses	(1,377)	(1,112)
Fair value of available-for-sale securities	$28,196	$26,182

Investments in available-for-sale securities with gross unrealized losses as of December 31, 2007 and 2006 have been in a continuous unrealized loss position for less than twelve months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of our investment.  We believe that these unrealized losses are temporary and accordingly we have not recognized an other-than-temporary impairment related to available-for-sale securities as of December 31, 2007 and 2006.

Our investments in privately held entities as of December 31, 2007 and 2006 totaled approximately $56,126,000 and $48,642,000, respectively.  Of these totals, approximately $55,841,000 and $48,013,000 are accounted for under the cost method.  The remainder ($285,000 and $629,000 for 2007 and 2006, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of December 31, 2007 and 2006, there were no unrealized losses in our investments in privately held entities.

4.  Investments (continued)

Net investment income of approximately $11,700,000, $7,138,000, and $2,294,000 was recognized in 2007, 2006 and 2005, respectively, and is included in other income in the accompanying consolidated statements of income.  Net investment income in 2007 consisted of equity in loss of approximately $330,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of approximately $12,216,000, and gross realized losses of approximately $186,000.  For the year ended December 31, 2007, approximately $7,620,000 was reclassified from accumulated other comprehensive income to realized gains and is included in other income.  Net investment income in 2006 consisted of equity in loss of approximately $632,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of approximately $8,305,000, and gross realized losses of approximately $535,000.  Net investment income in 2005 consisted of equity in income of approximately $483,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of approximately $2,433,000, and gross realized losses of approximately $622,000.

5.  Secured notes payable

Secured notes payable totaled approximately $1.2 billion as of December 31, 2007 and 2006. Our secured notes payable had weighted average interest rates of approximately 6.08% and 6.21% at December 31, 2007 and 2006, respectively, with maturity dates ranging from January 2008 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  The total net book values of rental properties, net and properties undergoing development and redevelopment and land held for development securing debt were approximately $1.9 billion and $1.7 billion at December 31, 2007 and 2006.  At December 31, 2007, our secured notes payable were comprised of approximately $902.9 million and $310.0 million of fixed and variable rate debt, respectively, compared to approximately $940.0 million and $234.9 million of fixed and variable rate debt, respectively, at December 31, 2006.

Future principal payments due on secured notes payable as of December 31, 2007, are as follows (dollars in thousands):

Year	Amount	Weighted Average Interest Rate (1)
2008	$160,074	6.08%
2009	284,220	6.20
2010	93,259	6.18
2011	108,191	6.04
2012	39,348	6.00
Thereafter	527,812	5.93
Total secured notes payable	$1,212,904

(1)          The weighted average interest rate related to payments on our secured notes payable is calculated based on the outstanding debt as of December 31st of the year immediately preceding the year presented.

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

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in

6.  Unsecured line of credit and unsecured term loan (continued)

October 2010 and may be extended at our sole option for an additional one-year period.  As of December 31, 2007, we had borrowings of $365 million outstanding on our unsecured line of credit with a weighted average interest rate of approximately 6.07%.

Our unsecured term loan bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months.  Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period.  As of December 31, 2007, we had borrowings of $750 million outstanding on our unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 5.84%.

Our unsecured line of credit and our unsecured term loan contain financial covenants that include, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties. As of December 31, 2007, aggregate unsecured borrowings were limited to approximately $2.1 billion.

7.  Unsecured convertible notes

In January 2007, we completed a private offering of $460 million of convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%.  The Notes have an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes.  The initial conversion price of approximately $117.96 per share of our common stock represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million.

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  As of December 31, 2007, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

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

8.  Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” under SFAS 133 in reducing our exposure to variable interest rates.  In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  Accordingly, we have categorized these instruments as cash flow hedges.  We make an assessment at the inception of each interest rate swap agreement and on an on going basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings.  While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective”, the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

As of December 31, 2007 and 2006, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits and other assets at their fair values aggregating a liability balance of approximately $26.9 million and an asset balance of approximately $1.0 million, respectively, with the offsetting adjustment reflected as unrealized losses and gains in accumulated other comprehensive income in stockholders’ equity.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.  For the year ended December 31, 2007, approximately $3.6 million was reclassified from accumulated other comprehensive income to interest expense as a reduction to interest expense. During the next twelve months, we expect to reclassify approximately $6.8 million from accumulated other comprehensive income to interest expense as an increase to interest expense.

8.  Interest rate swap agreements (continued)

The following table summarizes our interest rate swap agreements as of December 31, 2007 related to our unsecured line of credit and unsecured term loan (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2007	Fair Values
December 2004	December 31, 2004	January 2, 2008	3.590%	$50,000	$50,000	$68
December 2004	January 3, 2006	July 1, 2008	3.927	50,000	50,000	156
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(3,486)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(437)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,016)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,026)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(2,244)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,021)
April 2004	April 30, 2007	April 30, 2008	4.850	50,000	50,000	(47)
May 2005	June 29, 2007	June 30, 2008	4.400	50,000	50,000	(5)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(367)
October 2007	October 31, 2007	June 30, 2008	4.458	50,000	50,000	(20)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(1,194)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(1,328)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(108)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	—	(1,459)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	—	(556)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	—	(1,744)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	—	(1,744)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	—	(646)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	—	(649)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	—	(1,757)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	—	(1,764)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	—	(312)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	—	(1,628)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	—	(1,650)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	—	(935)
Total					$778,500	$(26,919)

9.  Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Internal Revenue Code.  In addition to employee contributions, we have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $941,000, $850,000, and $552,000, respectively, for the years ended December 31, 2007, 2006 and 2005. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  We are dependent on rental income from relatively few tenants in the life science industry.  The inability of any single tenant to make its lease payments could adversely affect our operations.  As of December 31, 2007, we held 391 leases with a total of 323 tenants and 90 of our 166 properties were each leased to a single tenant.  At December 31, 2007, our three largest tenants accounted for approximately 13.4% of our aggregate annualized base rent.

9.  Commitments and contingencies (continued)

We generally do not require collateral or other security from our tenants, other than security deposits.  In addition to security deposits held in cash, we held approximately $62.1 million in irrevocable letters of credit available from certain tenants as security deposits for 150 leases as of December 31, 2007.

Commitments

As of December 31, 2007, we were committed under the terms of contracts to complete the construction of properties undergoing development and redevelopment and land held for development at a remaining aggregate cost of approximately $361.4 million.

As of December 31, 2007, we were also committed to fund approximately $18.3 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $33.4 million for certain investments.

As of December 31, 2007, we were committed under the terms of 19 ground leases.  These lease obligations totaling approximately $635.2 million have remaining lease terms of 25 to 99 years, exclusive of extension options.  In addition, as of December 31, 2007, we were committed under the terms of certain operating leases for our headquarters and field offices.  These lease obligations totaling approximately $5.4 million have remaining lease terms of one to five years, exclusive of extension options.

10.  Minority interest

Minority interest represents the third party interests in certain entities in which we have a controlling interest and a third party interest in a variable interest entity in which we are the primary beneficiary.  These entities own nine properties and two development parcels and are included in our consolidated financial statements.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  As of December 31, 2007, we were the primary beneficiary of a variable interest entity which owns a development parcel with a carrying value of approximately $72.8 million.  The development parcel serves as collateral for a non-recourse secured loan of approximately $38.2 million. As of December 31, 2007, the minority interest balance related to this entity was approximately $15.3 million. As of December 31, 2007, the aggregate minority interest balance was approximately $75.5 million and is classified as minority interest in the accompanying consolidated balance sheet.

11.  Issuances of common stock

In September 2007, we sold 2,300,000 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $96.00 per share, resulting in aggregate proceeds of approximately $215 million (after deducting underwriting discounts and other offering costs).

In September 2006, we sold 2,500,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $94.75 per share, resulting in aggregate proceeds of approximately $232.2 million (after deducting underwriting discounts and other offering costs).  In June 2006, we sold 3,795,000 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $84.00 per share, resulting in aggregate proceeds of approximately $303.1 million (after deducting underwriting discounts and other offering costs).

12.  Preferred stock and excess stock

Series B cumulative redeemable preferred stock

In January 2002, we completed a public offering of 2,300,000 shares of our 9.10% Series B cumulative redeemable preferred stock (“Series B preferred stock”) (including the shares issued upon exercise of the underwriters’ overallotment option).   The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million (after deducting underwriters’ discounts and other offering costs).   The dividends on our Series B preferred stock are cumulative and accrue from the date of issuance.  We pay dividends quarterly in arrears at an annual rate of $2.275 per share.  Our Series B preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to January 22, 2007, except in order to preserve our status as a REIT.  Investors in our Series B preferred stock generally have no voting rights.

In February 2007, we called for redemption of our Series B preferred stock.  The Series B preferred stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders for costs related to the redemption of the Series B preferred stock.

Series C cumulative redeemable preferred stock

In June 2004, we completed a public offering of 5,185,500 shares of our 8.375% Series C cumulative redeemable preferred stock (“Series C preferred stock”) (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters’ discounts and other offering costs).  The proceeds were used to redeem our Series A preferred stock with the remaining portion used to pay down our unsecured line of credit.  The dividends on our Series C preferred stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $2.09375 per share.  Our Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT.  Investors in our Series C preferred stock generally have no voting rights.  On or after June 29, 2009, we may, at our option, redeem our Series C preferred stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 5,185,500 shares were issued and outstanding as of December 31, 2007. In addition, 200,000,000 shares of “excess stock” (as defined) are authorized, none of which were issued and outstanding at December 31, 2007.

13. Stock option plans and stock grants

1997 Stock plan

In 1997, we adopted a stock option and incentive plan (the “Stock Plan”) for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock; and (ii) share awards. As of December 31, 2007, a total of 973,881 shares were reserved for the granting of future options and share awards under the Stock Plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. We have not granted any stock options since 2002. The options outstanding under the Stock Plan expire at various dates through October 2012.

13. Stock option plans and stock grants (continued)

The fair values of the options issued under the Stock Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2007, 2006 and 2005:

Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.45%	4.64%	4.34%
Dividend yield	2.52%	2.71%	3.19%
Volatility factor of the expected market price	21.63%	20.83%	21.14%
Weighted average expected life of the options	5.0 years	5.0 years	5.2 years

A summary of the stock option activity under our Stock Plan and related information for the years ended December 31, 2007, 2006 and 2005 follows:

	2007		2006		2005
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	338,680	$38.20	492,016	$34.92	607,331	$35.36
Granted	—	—	—	—	—	—
Exercised	(83,335)	27.16	(153,336)	27.69	(115,315)	37.22
Forfeited	—	—	—	—	—	—
Outstanding at end of year	255,345	$41.80	338,680	$38.20	492,016	$34.92
Exercisable at end of year	255,345	$41.80	338,680	$38.20	492,016	$34.92
Weighted average fair value of options granted		$—		$—		$—

13. Stock option plans and stock grants (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

			Weighted
	Weighted		Average
	Average		Remaining
Range of	Exercise	Number of	Contractual
Exercise Prices	Price	Options	Life
$28.25 – $38.46	$34.99	95,575	2.0
$39.40 – $47.20	43.00	61,866	4.3
$47.69 – $47.69	47.69	97,904	4.5
$28.25 – $47.69	$41.80	255,345	3.5

The aggregate intrinsic value of options outstanding as of December 31, 2007 was approximately $15.3 million.

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

As of December 31, 2007 and 2006 there were 457,956 and 444,349, respectively, nonvested share awards outstanding.  During 2007, we granted 294,376 shares of common stock, 275,487 share awards vested and 5,282  shares were forfeited.  During 2006, we granted 286,569 shares of common stock, 105,782 share awards vested and 7,975 shares were forfeited.  During 2005, we granted 162,387 shares of common stock, 52,143 share awards vested and 300 shares were forfeited. The weighted average grant-date fair value of share awards granted during 2007 was approximately $102.33 per share and the total fair value of share awards vested, based on the market price on the vesting date, was approximately $26.7 million.  As of December 31, 2007, there was $33.8 million of unrecognized compensation related to nonvested share awards under the Stock Plan, which is expected to be recognized over a weighted average period of approximately one year.  Capitalized stock compensation was approximately $8,677,000, $3,741,000 and $1,602,000 in 2007, 2006 and 2005, respectively, and is included as a reduction of general and administrative costs in the accompanying statements of income.

14. Non-cash transactions

During the year ended December 31, 2007, our non-cash transaction related to the acquisition of one property located in the Eastern Massachusetts market.  During the year ended December 31, 2006, our non-cash transactions related to the acquisition seven properties in one transaction located in the Eastern Massachusetts market and the acquisition of one land parcel in a second unrelated transaction located in the San Francisco Bay market.  During the year ended December 31, 2005, our non-cash transactions related to acquisitions of seven properties, in seven separate unrelated transactions, located in the San Francisco Bay, Suburban Washington D.C., Eastern Massachusetts, Seattle and Canada markets.  The following table summarizes these transactions (in thousands):

	Year Ended December 31,
	2007	2006	2005
Aggregate purchase price	$150,000	$608,363	$55,400
Minority interest	—	36,898	—
Notes payable	57,900	232,525	31,853
Cash paid for the properties	$92,100	$338,940	$23,547

15.  Discontinued operations

The following is a summary of operations and net assets of the properties included in discontinued operations presented in compliance with SFAS 144 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Total revenue	$2,690	$8,444	$12,605
Operating expenses	1,245	2,344	3,243
Revenue less operating expenses	1,445	6,100	9,362
Depreciation	859	1,606	2,510
Income before gain/loss on sales of property	586	4,494	6,852
Gain/loss on sales of property	7,976	59	36
	$8,562	$4,553	$6,888

	Year Ended December 31,
	2007	2006
Properties held for sale, net	$30,331	$6,160
Other assets	71	1,156
Total assets	$30,402	$7,316
Total liabilities	62	—
Net assets of discontinued operations	$30,340	$7,316

Income from discontinued operations, net for 2007 includes the results of operations of two properties that were designated as “held for sale” as of December 31, 2007, and four land parcels and four properties sold during 2007. Income from discontinued operations, net for 2006 includes the results of operations of two properties that were designated as “held for sale” as of December 31, 2007, four properties and four land parcels sold during 2007, and three properties sold during 2006.  Income from discontinued operations, net for 2005 reflects the results of operations of two properties that were designated as “held for sale” as of December 31, 2007, four properties and four land parcels sold during 2007, three properties sold during 2006 and one property sold during 2005. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

16.  Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2007 and 2006 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth

2007
Revenues	$96,583	$95,388	$103,773	$109,616
Net income available to common stockholders	$15,108	$21,334	$20,186	$22,277

Earnings per share:
Basic	$0.52	$0.73	$0.69	$0.71
Diluted	$0.52	$0.73	$0.68	$0.70

	Quarter
	First	Second	Third	Fourth

2006
Revenues	$66,800	$68,711	$83,361	$91,907
Net income available to common stockholders	$12,733	$13,139	$14,942	$16,512

Earnings per share:
Basic	$0.57	$0.57	$0.57	$0.57
Diluted	$0.56	$0.57	$0.56	$0.57

17.  Subsequent Events

In January 2008, we sold one property which was classified as held for sale as of December 31, 2007.  In addition, in February 2008, we sold four properties. The assets sold in February 2008 did not meet the criteria for designation as “held for sale” until 2008.  The aggregate sales price for the properties sold in 2008 was approximately $63.5 million.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

			Costs
	Initial Costs		Capitalized	Total Costs
		Buildings &	Subsequent		Buildings &		Accumulated			Year Built/
Description	Land	Improvements	to Acquisition	Land	Improvements	Total (25)	Depreciation (1)	Encumbrances (26)		Renovated

California - Los Angeles Metro	$8,242	$1,416	$13,474	$8,242	$14,889	$23,131	$(2,717)	$—		1940's/2002
California - San Diego	2,270	5,960	8,556	2,270	14,516	16,786	(3,533)	—		1971/2003
California - San Diego	1,013	—	16,828	1,013	16,828	17,841	(6,558)	—		2000
California - San Diego	620	9,531	9,690	620	19,221	19,841	(1,727)	—		1962/2005
California - San Diego	2,651	18,046	2,041	2,651	20,087	22,738	(7,512)	35,291	(2)	1986/2000
California - San Diego	1,227	9,554	1,404	1,227	10,958	12,185	(3,624)	—	(2)	1991
California - San Diego	463	1,840	2,802	463	4,642	5,105	(1,370)	—	(5)	1983/1998
California - San Diego	2,548	13,638	273	2,548	13,911	16,459	(4,937)	30,860	(3)	1989
California - San Diego	2,248	10,952	15,041	2,248	25,993	28,241	(1,328)	—		1998/2006
California - San Diego	1,122	—	3,881	1,122	3,881	5,003	(758)	—	(2)	2000
California - San Diego	1,683	—	5,720	1,683	5,720	7,403	(1,510)	—	(2)	1999
California - San Diego	733	2,273	1,878	733	4,151	4,884	(2,103)	—	(16)	1997
California - San Diego	444	1,699	1,842	444	3,541	3,985	(1,257)	—		late 1970's/1999
California - San Diego	651	1,375	1,926	651	3,301	3,952	(1,564)	—		1978/1999
California - San Diego	275	8,621	3,670	275	12,291	12,566	(2,391)	87,438	(4)	1987/2003
California - San Diego	320	10,070	2,971	320	13,041	13,361	(3,188)	—	(4)	1987/2000
California - San Diego	258	8,170	8,799	258	16,969	17,227	(3,557)	—	(4)	1987/2000
California - San Diego	455	2,581	2,393	455	4,974	5,429	(347)	22,633	(5)	1981
California - San Diego	299	1,699	251	299	1,951	2,250	(555)	—	(5)	1981/1998
California - San Diego	564	3,224	50	564	3,274	3,838	(668)	—	(5)	1981/1995
California - San Diego	436	2,480	438	436	2,918	3,354	(500)	—	(5)	1981/1999
California - San Diego	605	3,459	46	605	3,505	4,110	(717)	—	(5)	1981/1995
California - San Diego	515	1,566	2,575	515	4,141	4,656	(975)	—		early 1980's/2001
California - San Diego	4,246	16,165	19,896	4,246	36,061	40,307	(1,943)	9,900		1986/1998
California - San Diego	1,984	10,397	238	1,984	10,635	12,619	(1,181)	—	(4)	1987/2001
California - San Diego	3,492	18,285	258	3,492	18,543	22,035	(1,451)	14,708	(6)	1999/2000
California - San Diego	7,393	27,950	—	7,393	27,950	35,343	(364)	—		1990/2007
California - San Diego	9,967	37,000	6	9,967	37,006	46,973	(440)	—		2001
California - San Diego	9,609	41,438	—	9,609	41,438	51,047	(441)	—		2001
California - San Diego	9,994	37,099	—	9,994	37,099	47,093	(397)	—		1985/2005
California - San Diego	6,991	25,243	34	6,991	25,277	32,268	(322)	—		1986
California - San Francisco Bay	775	1,917	1,632	775	3,549	4,324	(1,310)	—	(3)	1984/2000
California - San Francisco Bay	1,200	3,880	447	1,200	4,327	5,527	(1,325)	—	(3)	1986/1994
California - San Francisco Bay	1,800	9,731	1,084	1,800	10,815	12,615	(2,867)	973		1985/1994
California - San Francisco Bay	1,506	5,357	3,698	1,506	9,055	10,561	(3,573)	—	(3)	1983/1999
California - San Francisco Bay	3,211	8,665	11,714	3,211	20,379	23,590	(4,153)	—		1962/2002
California - San Francisco Bay	—	6,628	8,448	—	15,076	15,076	(4,884)	—		1968/2000
California - San Francisco Bay	—	21,323	21,089	—	42,412	42,412	(8,244)	—		1980/2003
California - San Francisco Bay	3,519	—	12,965	3,519	12,965	16,484	(4,793)	31,442	(8)	2001
California - San Francisco Bay	3,519	—	7,695	3,519	7,695	11,214	(2,082)	—	(8)	2001
California - San Francisco Bay	7,730	24,397	33	7,730	24,430	32,160	(3,539)	143,801	(9)	2000
California - San Francisco Bay	4,187	14,020	34	4,187	14,054	18,241	(3,097)	—	(9)	2002
California - San Francisco Bay	8,250	33,846	4,186	8,250	38,032	46,282	(1,563)	—	(9)	2006
California - San Francisco Bay	1,350	9,915	410	1,350	10,325	11,675	(1,038)	—		1984/2001
California - San Francisco Bay	—	19,154	1,150	—	20,304	20,304	(2,022)	—	(4)	1962/2002
California - San Francisco Bay	36,344	—	47,744	36,344	47,744	84,088	(712)	—		2007
California - San Francisco Bay	7,038	39,704	3,689	7,038	43,393	50,431	(3,642)	—	(9)	2001
California - San Francisco Bay	4,800	6,693	8,961	4,800	15,654	20,454	(519)	—		1982

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III (continued)
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

			Costs
	Initial Costs		Capitalized	Total Costs
		Buildings &	Subsequent		Buildings &		Accumulated			Year Built/
Description	Land	Improvements	to Acquisition	Land	Improvements	Total (25)	Depreciation (1)	Encumbrances (26)		Renovated

California - San Francisco Bay	6,035	6,468	3,251	6,035	9,718	15,753	(304)	18,202		early 1980's
California - San Francisco Bay	25,258	48,796	51	25,258	48,847	74,105	(1,429)	—		1999
California - San Francisco Bay	38,911	75,337	2	38,911	75,339	114,250	(799)	—		2001
Eastern Massachusetts	—	6,247	411	—	6,658	6,658	(1,676)	—	(17)	1880/1991
Eastern Massachusetts	622	3,053	70	622	3,123	3,745	(512)	—		1965/1990
Eastern Massachusetts	960	3,032	8,196	960	11,228	12,188	(1,458)	—		1975
Eastern Massachusetts	2,573	13,708	4,490	2,573	18,197	20,770	(4,641)	—		1991
Eastern Massachusetts	2,352	14,173	2,783	2,352	16,956	19,308	(4,247)	17,669	(16)	1993
Eastern Massachusetts	651	—	21,043	651	21,043	21,694	(7,643)	—		2000
Eastern Massachusetts	3,360	7,316	14,748	3,360	22,064	25,424	(8,011)	—		1978/2001
Eastern Massachusetts	1,475	7,194	11,426	1,475	18,620	20,095	(4,943)	35,869	(17)	1972/2002
Eastern Massachusetts	—	—	21,749	—	21,749	21,749	(5,245)	—		2002
Eastern Massachusetts	—	—	21,299	—	21,299	21,299	(2,946)	—		2002
Eastern Massachusetts	3,755	3,195	18,888	3,755	22,083	25,838	(3,647)	44,624		1980/2003
Eastern Massachusetts	2,567	4,522	9,763	2,567	14,285	16,852	(1,527)	—	(4)	1972
Eastern Massachusetts	1,578	10,195	913	1,578	11,108	12,686	(963)	9,005	(18)	1929/2003
Eastern Massachusetts	228	1,501	303	228	1,804	2,032	(173)	—	(18)	1940/2003
Eastern Massachusetts	876	5,033	89	876	5,122	5,998	(400)	—		1975/1997
Eastern Massachusetts	1,220	22,375	44	1,220	22,419	23,639	(1,588)	—		1977
Eastern Massachusetts	1,466	9,046	8,172	1,466	17,218	18,684	(735)	7,400		1982/1997
Eastern Massachusetts	1,341	8,448	53	1,341	8,501	9,842	(566)	5,565	(23)	1975/2000
Eastern Massachusetts	12,833	27,333	55	12,833	27,388	40,221	(1,825)	—		1999
Eastern Massachusetts	750	3,312	37	750	3,349	4,099	(223)	2,555	(24)	1972/2001
Eastern Massachusetts	2,749	7,679	7,338	2,749	15,017	17,766	(450)	—		1907/1982
Eastern Massachusetts	1,440	5,238	15	1,440	5,253	6,693	(328)	—		1985/1996
Eastern Massachusetts	352	1,579	39	352	1,618	1,970	(209)	1,746	(10)	1975/2004
Eastern Massachusetts	—	3,554	7,114	—	10,668	10,668	(154)	—		1920
Eastern Massachusetts	1,278	7,057	460	1,278	7,517	8,795	(403)	—		1973/2000
Eastern Massachusetts	—	54,481	17,325	—	71,806	71,806	(3,562)	—		2001
Eastern Massachusetts	2,340	9,892	31	2,340	9,923	12,263	(586)	—		2006
Eastern Massachusetts	—	525,996	10,215	—	536,211	536,211	(20,135)	221,150	(12)	2006
Eastern Massachusetts	—	9,059	83	—	9,142	9,142	(334)	—		1920's/1998
Eastern Massachusetts	804	5,835	—	804	5,835	6,639	(107)	—		1970/2006
Eastern Massachusetts	26,456	32,576	1,651	26,456	34,227	60,683	(365)	34,000		1895/2000
International - Canada	3,421	17,735	4,184	3,421	21,919	25,340	(1,547)	—		2004
International - Canada	8,169	20,651	4,074	8,169	24,725	32,894	(1,286)	—		1999
International - Canada	2,663	8,612	1,628	2,663	10,240	12,903	(512)	6,715	(20)	1969/2003
New Jersey/Suburban Philadelphia	654	4,234	738	654	4,972	5,626	(1,280)	—	(17)	1989
New Jersey/Suburban Philadelphia	600	3,110	3,811	600	6,921	7,521	(3,738)	—		1983/1998
New Jersey/Suburban Philadelphia	621	4,258	28	621	4,286	4,907	(366)	—		1968
New Jersey/Suburban Philadelphia	1,289	12,039	70	1,289	12,109	13,398	(1,127)	—		1997/2004

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III (continued)
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

			Costs
	Initial Costs		Capitalized	Total Costs
		Buildings &	Subsequent		Buildings &		Accumulated			Year Built/
Description	Land	Improvements	to Acquisition	Land	Improvements	Total (25)	Depreciation (1)	Encumbrances (26)		Renovated
New Jersey/Suburban Philadelphia	1,625	19,715	98	1,625	19,813	21,438	(963)	—		1975/1996/2002
New Jersey/Suburban Philadelphia	1,468	7,885	—	1,468	7,885	9,353	(34)	—		2007
New Jersey/Suburban Philadelphia	1,840	2,298	14,565	1,840	16,863	18,703	(5,261)	—	(17)	late 1960's/1999
New Jersey/Suburban Philadelphia	1,075	1,438	4,606	1,075	6,044	7,119	(2,496)	—		1984/1999
Southeast	214	3,802	15	214	3,817	4,031	(880)	—		1976/1993
Southeast	329	5,662	1,870	329	7,532	7,861	(1,870)	—		1986
Southeast	288	5,789	5,842	288	11,631	11,919	(5,308)	—		1985
Southeast	804	5,899	8,357	804	14,256	15,060	(2,975)	—		1985
Southeast	861	3,436	2,883	861	6,319	7,180	(959)	—		1981
Southeast	—	376	13,947	—	14,323	14,323	(2,610)	—		2000
Southeast	339	3,383	7,173	339	10,556	10,895	(2,171)	—		1995/2003
Southeast	363	9,101	8,657	363	17,758	18,121	(1,260)	—		2000
Southeast	363	8,734	28	363	8,762	9,125	(472)	—		2005
Southeast	713	12,827	549	713	13,376	14,089	(1,121)	8,195		1995
Southeast	785	11,546	231	785	11,777	12,562	(326)	—		2002
Suburban Washington D.C.	1,733	9,611	3,608	1,733	13,219	14,952	(4,400)	—		1967/2000
Suburban Washington D.C.	871	5,362	3,110	871	8,472	9,343	(3,810)	—		1989/1999
Suburban Washington D.C.	1,129	6,940	1,840	1,129	8,780	9,909	(2,017)	—		1987
Suburban Washington D.C.	3,281	14,416	227	3,281	14,643	17,924	(4,241)	23,163	(13)	1989/1997
Suburban Washington D.C.	775	4,122	568	775	4,690	5,465	(1,212)	—	(14)	1981/1995
Suburban Washington D.C.	2,800	11,533	22,383	2,800	33,916	36,716	(4,495)	36,649		1994/2005
Suburban Washington D.C.	1,267	3,031	5,376	1,267	8,407	9,674	(5,884)	—	(13)	1982/1997
Suburban Washington D.C.	586	1,779	1,452	586	3,232	3,818	(1,974)	—	(15)	1989
Suburban Washington D.C.	2,117	21,946	10,853	2,117	32,799	34,916	(2,468)	—		2006
Suburban Washington D.C.	748	3,609	1,602	748	5,211	5,959	(1,690)	—	(14)	1981/2003
Suburban Washington D.C.	—	13,192	1,749	—	14,942	14,942	(4,301)	28,473	(14)	1990/2003
Suburban Washington D.C.	4,024	493	24,211	4,024	24,704	28,728	(8,220)	26,563	(15)	2000
Suburban Washington D.C.	376	3,192	2,440	376	5,632	6,008	(1,193)	—		1974/2000
Suburban Washington D.C.	3,731	5,239	8,140	3,731	13,379	17,110	(2,914)	—		1980/2001
Suburban Washington D.C.	947	5,092	5,098	947	10,190	11,137	(1,599)	—		1980/2003
Suburban Washington D.C.	970	5,138	231	970	5,369	6,339	(1,147)	—		1981/2003
Suburban Washington D.C.	983	6,638	138	983	6,776	7,759	(1,493)	—	(15)	1989/1992
Suburban Washington D.C.	1,466	5,708	4,182	1,466	9,890	11,356	(1,832)	—		1972/2003
Suburban Washington D.C.	2,773	23,906	4,434	2,773	28,340	31,113	(1,762)	—		1999
Suburban Washington D.C.	1,476	7,267	39	1,476	7,306	8,782	(608)	—		1963/1979
Suburban Washington D.C.	2,576	5,661	262	2,576	5,923	8,499	(522)	—		1999
Suburban Washington D.C.	10,052	106,240	26,885	10,052	133,125	143,177	(11,461)	76,363		1996/1998/2002
Suburban Washington D.C.	1,647	13,258	4,521	1,647	17,779	19,426	(1,681)	—		1970/1992
Suburban Washington D.C.	5,527	26,365	3,882	5,527	30,247	35,774	(2,500)	—		1982
Suburban Washington D.C.	784	4,705	85	784	4,790	5,574	(339)	3,244	(22)	2000/2003
Suburban Washington D.C.	2,924	19,664	451	2,924	20,115	23,039	(1,127)	—		1972/1983
Suburban Washington D.C.	4,800	27,639	390	4,800	28,029	32,829	(7,580)	—	(7)	1992
Washington - Seattle	5,654	22,916	23,349	5,654	46,265	51,919	(12,259)	13,463	(11)	1975/1997
Washington - Seattle	912	—	4,527	912	4,527	5,439	(40)	—	(11)	1975/1997
Washington - Seattle	2,119	11,275	4,781	2,119	16,056	18,175	(6,073)	—		1980/2000
Washington - Seattle	1,432	7,497	3,395	1,432	10,892	12,324	(3,440)	32,288	(7)	1929/2000
Washington - Seattle	4,240	31,232	25	4,240	31,257	35,497	(4,102)	—		1997
Washington - Seattle	1,570	15,917	14,929	1,570	30,846	32,416	(3,611)	—		1997

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III (continued)
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

			Costs
	Initial Costs		Capitalized	Total Costs
		Buildings &	Subsequent		Buildings &		Accumulated			Year Built/
Description	Land	Improvements	to Acquisition	Land	Improvements	Total (25)	Depreciation (1)	Encumbrances (26)		Renovated

Washington - Seattle	6,940	—	62,086	6,940	62,086	69,026	(5,083)	—		2004
Washington - Seattle	1,402	1,070	4,306	1,402	5,375	6,777	(395)	—		1962
Washington - Seattle	1,700	344	236	1,700	580	2,280	(28)	—		1951
Washington - Seattle	8,525	20,064	233	8,525	20,297	28,822	(1,523)	28,500		1962/2000
Washington - Seattle	1,194	3,663	809	1,194	4,473	5,667	(283)	3,793	(19)	1998
Washington - Seattle	4,295	3,914	167	4,295	4,081	8,376	(55)	—		1927/1996
Washington - Seattle	10,997	7,901	306	10,997	8,207	19,204	(110)	—		1920/1996
Various	78,567	24,618	12,156	78,567	36,776	115,343	(6,553)	—		1986/1996/2002

	$531,171	$2,164,878	$806,883	$531,171	$2,971,763	$3,502,934	$(356,019)	$1,062,240

1	The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvement.
2	Loan of $35,291 secured by 4 properties identified by this reference.
3	Loan of $30,860 secured by 4 properties identified by this reference.
4	Loan of $87,438 secured by 6 properties identified by this reference.
5	Loan of $22,633 secured by 6 properties identified by this reference.
6	The balance shown includes an unamortized premium of $908.
7	Loan of $32,288 secured by 2 properties identified by this reference.
8	Loan of $31,442 secured by 2 properties identified by this reference.
9	Loan of $143,801 secured by 4 properties identified by this reference.
10	The balance shown includes an unamortized premium of $72.
11	Loan of $13,463 secured by 2 properties identified by this reference.
12	The balance shown includes an unamortized discount of $3,847.
13	Loan of $23,163 secured by 2 properties identified by this reference.
14	Loan of $28,473 secured by 3 properties identified by this reference.
15	Loan of $26,563 secured by 3 properties identified by this reference.
16	Loan of $17,669 secured by 2 properties identified by this reference.
17	Loan of $35,869 secured by 4 properties identified by this reference.
18	Loan of $9,005 secured by 2 properties identified by this reference.
19	The balance shown includes an unamortized premium of $188.
20	The balance shown includes an unamortized premium of $22.
21	The balance shown includes an unamortized premium of $363.
22	The balance shown includes an unamortized premium of $158.
23	The balance shown includes an unamortized premium of $265.
24	The balance shown includes an unamortized premium of $193.
25	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).
26	Excludes $150,664 of encumbrances primarily related to 9 assets classified as development and redevelopment and land held for development on our consolidated balance sheet.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

	Rental Properties
	December 31,
	2007	2006	2005
Balance at beginning of period	$3,006,693	$1,897,873	$1,512,447
Purchase of rental properties	487,132	1,013,220	272,532
Sale of properties	(56,543)	(41,913)	(1,237)
Additions	15,686	23,182	31,998
Transfer of costs from properties undergoing development and redevelopment and land held for development	49,966	114,331	82,133
Balance at end of period	$3,502,934	$3,006,693	$1,897,873

	Accumulated Depreciation
	December 31,
	2007	2006	2005
Balance at beginning of period	$280,442	$222,353	$176,957
Depreciation expense on rental properties	82,497	62,394	45,631
Sale of properties	(6,920)	(4,305)	(235)
Balance at end of period	$356,019	$280,442	$222,353