Form 10-Q
period 2008-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2008-05-12
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐     No  ☒

As of May 5, 2008, 32,080,011 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)

Assets
Rental properties, net	$3,079,288	$3,146,915
Properties undergoing development and redevelopment and land held for development	1,246,905	1,143,302
Cash and cash equivalents	7,654	8,030
Tenant security deposits and other restricted cash	65,612	51,911
Tenant receivables	8,853	6,759
Deferred rent	84,152	81,496
Investments	74,134	84,322
Other assets	118,447	119,359
Total assets	$4,685,045	$4,642,094

Liabilities and Stockholders’ Equity
Secured notes payable	$1,115,852	$1,212,904
Unsecured line of credit and unsecured term loan	1,050,000	1,115,000
Unsecured convertible notes	460,000	460,000
Accounts payable, accrued expenses and tenant security deposits	264,850	247,289
Dividends payable	27,772	27,575
Total liabilities	2,918,474	3,062,768

Minority interest	74,857	75,506

Stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	220,000	–
Common stock	317	316
Additional paid-in capital	1,374,451	1,365,773
Accumulated other comprehensive (loss) income	(32,692)	8,093
Total stockholders’ equity	1,691,714	1,503,820
Total liabilities and stockholders’ equity	$4,685,045	$4,642,094

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues
Rental	$82,156	$71,038
Tenant recoveries	24,553	20,010
Other income	3,250	3,738
	109,959	94,786

Expenses
Rental operations	28,329	23,277
General and administrative	8,787	8,074
Interest	22,245	20,263
Depreciation and amortization	25,673	22,920
Non-cash impairment on investments	1,985	–
	87,019	74,534
Minority interest	951	907
Income from continuing operations	21,989	19,345
Income from discontinued operations, net	15,699	2,439
Net income	37,688	21,784
Dividends on preferred stock	2,928	3,877
Preferred stock redemption charge	–	2,799
Net income available to common stockholders	$34,760	$15,108

Earnings per share – basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.60	$0.44
Discontinued operations, net	0.50	0.08
Earnings per share – basic	$1.10	$0.52

Earnings per share – diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.60	$0.44
Discontinued operations, net	0.49	0.08
Earnings per share – diluted	$1.09	$0.52

Weighted average shares of common stock outstanding
Basic	31,546,591	28,899,303
Diluted	31,801,945	29,299,733

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$37,688	$21,784
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	951	907
Depreciation and amortization	25,810	23,518
Amortization of loan fees and costs	1,775	1,185
Amortization of debt premiums/discount	(141)	(173)
Amortization of above and below market leases	(1,814)	(2,927)
Deferred rent	(3,015)	(4,188)
Stock compensation expense	3,536	2,728
Equity in loss related to investments	77	173
Gain on sales of investments	(2,717)	(2,787)
Gain/loss on properties “held for sale” and sales of property	(15,563)	(1,121)
Non-cash impairment on investments	1,985	–
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(13,701)	(12,583)
Tenant receivables	(2,094)	(777)
Other assets	(4,665)	(5,982)
Accounts payable, accrued expenses and tenant security deposits	(2,894)	12,156
Net cash provided by operating activities	25,218	31,913

Investing Activities
Additions to properties	(116,605)	(95,912)
Proceeds from sales of property	68,047	8,597
Additions to investments	(3,142)	(4,802)
Proceeds from investments	3,794	6,228
Net cash used in investing activities	(47,906)	(85,889)

Financing Activities
Principal reductions of secured notes payable	(96,869)	(63,102)
Principal borrowings from unsecured line of credit	320,000	74,000
Repayments of borrowings from unsecured line of credit	(385,000)	(319,000)
Proceeds from unsecured convertible notes	–	450,800
Redemption of series B preferred stock	–	(57,500)
Proceeds from issuance of series D convertible preferred stock	213,086	–
Proceeds from exercise of stock options	411	1,400
Dividends paid on common stock	(25,002)	(21,677)
Dividends paid on preferred stock	(2,714)	(4,967)
Distributions to minority interest	(967)	(866)
Contributions by minority interest	649	952
Redemption of minority interest	(1,282)	–
Net cash provided by financing activities	22,312	60,040
Net (decrease) increase in cash and cash equivalents	(376)	6,064
Cash and cash equivalents at beginning of period	8,030	2,948
Cash and cash equivalents at end of period	$7,654	$9,012

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Background

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent first-in-class international real estate investment trust focused principally on science-driven cluster formation through the ownership, operation, management, redevelopment, selective development and acquisition of properties containing technical environments, including office/laboratory space.  Alexandria is the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies.  Alexandria’s operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.  Our asset base approximates 13.3 million rentable square feet consisting of 159 properties approximating 11.7 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development approximating 1.6 million rentable square feet.  In addition, our asset base will enable us to grow to approximately 22.3 million square feet through future ground-up development approximating 9.0 million square feet of office/laboratory space.

2.              Basis of presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission.  In our opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim condensed consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements.  Such interests are subject to provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), FASB Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, FASB Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”.  Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.  For entities that are variable interest entities, as defined under FIN 46R, we consolidate the entity if we are the primary beneficiary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties and one development parcel in Canada and a development project in China.  The functional currency for

2.     Basis of presentation (continued)

International operations (continued)

our foreign subsidiaries operating in Canada and China is the local currency.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive (loss) income will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net, properties undergoing development and redevelopment and land held for development

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment and identified intangibles (including intangible value to above or below market leases and origination costs associated with acquired in-place leases, tenant relationships and other intangible assets) based upon their relative fair values. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. We assess fair value of tangible and intangible assets based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

Conditional asset retirement obligations

Some of our properties may have asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  In accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143”, we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation.

Accumulated other comprehensive (loss) income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Unrealized gain on marketable securities	$12,379	$22,570
Unrealized loss on interest rate swap agreements	(53,920)	(26,919)
Unrealized gain on foreign currency translation	8,849	12,442
	$(32,692)	$8,093

The following table provides a reconciliation of comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$37,688	$21,784
Unrealized loss on marketable securities	(10,191)	(2,252)
Unrealized loss on interest rate swap agreements	(27,001)	(2,989)
Unrealized loss on foreign currency translation	(3,593)	(59)
Comprehensive (loss) income	$(3,097)	$16,484

2.     Basis of presentation (continued)

Income Taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for Federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions, including jurisdictions located in the United States, Canada and China.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2003 through 2007.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2008, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three months ended March 31, 2008 and 2007.

Earnings per share and dividends declared

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007

Net income available to common stockholders	$34,760	$15,108

Weighted average shares of common stock outstanding – basic	31,546,591	28,899,303
Add: dilutive effect of stock options and stock grants	255,354	400,430

Weighted average shares of common stock outstanding – diluted	31,801,945	29,299,733

Earnings per share – basic	$1.10	$0.52
Earnings per share – diluted	$1.09	$0.52

Dividends declared per common share	$0.78	$0.74

Our calculation of weighted average diluted shares pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) will include additional shares related to our unsecured convertible notes when the average market price is above the current conversion price. The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the unsecured convertible notes assuming the settlement occurred on the end of the reporting period.

The dilutive effect of our series D convertible preferred stock shall be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS 128.  For the three months ended March 31, 2008, the weighted average common stock equivalents related to our series D convertible preferred stock has been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

2.     Basis of presentation (continued)

Earnings per share and dividends declared (continued)

FASB Emerging Issue Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF Topic D-42”) provides among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  The cost to issue our preferred stock was recorded as a reduction to additional paid-in capital in the period that the preferred stock was issued.  Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders.  During 2007, we called for redemption of our 9.10% series B cumulative redeemable preferred stock (“Series B Preferred Stock”).  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders during the three months ended March 31, 2007 for costs related to the redemption of the Series B Preferred Stock.  Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

Fair value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require new fair value measurements of reported balances. SFAS 157 establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs”.  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, as there are little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Impact of recently issued accounting standards

In March 2008, the Financial Accounting Standards Board (“FASB”) agreed to proceed to a draft of FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including partial settlement)” that would affect the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash.  The proposed FSP would require that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value would be amortized to interest expense using the interest method.  In addition, the proposed FSP requires that interest cost for our unsecured convertible notes be accounted for based on our nonconvertible debt borrowing rate. Based on the FASB’s discussion in March 2008, the final FSP is expected to be substantially as originally proposed in the exposure draft.  The proposed FSP is anticipated to be effective beginning on January 1, 2009 and will require retrospective application to all periods presented.  If the FSP is issued as proposed, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of unsecured convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its proposed retrospective application.  We believe the additional non-cash interest expense we may recognize under the proposed FSP would result in an increase to interest expense, as our estimated nonconvertible debt borrowing rate is higher than the current contractual rate of 3.70% on our $460 million unsecured convertible notes.  For example, under the proposed FSP, if the interest rate for our nonconvertible borrowing rate was approximately 2.5% higher than the current contractual rate of 3.70% on our unsecured convertible notes, our non-cash interest expense included in net income for the year ended December 31, 2007 would

2.     Basis of presentation (continued)

Impact of recently issued accounting standards (continued)

increase by approximately 8% to 9%. The proposed FSP, if adopted as proposed, would also increase our non-cash interest in 2008 and future periods during which our unsecured convertible notes remain outstanding. We are currently evaluating our nonconvertible debt borrowing rate and the overall impact of the proposed FSP on our consolidated financial statements.  The impact of the proposed FSP on our consolidated financial statements could be influenced by certain factors, including the ultimate outcome of the final rules under the proposed FSP.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”), to enhance disclosures about an entity’s derivative and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  SFAS 161 requires that the entity disclose the fair value of derivative instruments and their gains and losses as well as the credit-risk-related contingent features. SFAS 161 applies to our fiscal years beginning on January 1, 2009.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is prohibited. We are currently evaluating the impact of SFAS 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  SFAS 160 applies to our fiscal year beginning on January 1, 2009 and will be adopted prospectively. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Early adoption is prohibited. The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders.  The adoption of SFAS 160 is not expected to have an impact on net income available to common stockholders or earnings per share attributable to common stockholders.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted SFAS 159 as of January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as we did not elect the fair value option.

3.    Rental properties, net, properties undergoing development and redevelopment and land held for development

Rental properties, net consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$483,307	$531,171
Buildings and building improvements	2,773,427	2,786,036
Other improvements	184,212	185,726
	3,440,946	3,502,933
Less accumulated depreciation	(361,658)	(356,018)
Total	$3,079,288	$3,146,915

As of March 31, 2008 and December 31, 2007, we had approximately $1.2 billion and $1.1 billion, respectively, undergoing development, redevelopment and pre-construction activities.  In accordance with Statement of Financial Accounting Standards No. 34, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise–an amendment of FASB Statement No. 65” (“SFAS 34”), we are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the three months ended March 31, 2008 was approximately $17,262,000.

4.              Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are recorded at fair value pursuant to SFAS 157.  Fair value has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and FASB Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnerships” (“EITF Topic D-46”).  Fair value of our investments in privately held entities is based upon “significant other observable” and “significant unobservable inputs” pursuant to SFAS 157.  For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  As a result of these assessments, during the first quarter of 2008, we recognized aggregate non-cash impairment charges of $1,985,000 for other than temporary declines in the fair value of investments.

The following table summarizes our “available for sale” securities (in thousands):

	March 31, 2008	December 31, 2007
Cost of “available for sale” securities	$3,512	$5,626
Gross unrealized gains	12,906	23,947
Gross unrealized losses	(527)	(1,377)
Fair value of “available for sale” securities	$15,891	$28,196

We believe that the gross unrealized losses related to our “available for sale” securities as of March 31, 2008 shown above are temporary.

4.              Investments (continued)

Our investments in privately held entities as of March 31, 2008 and December 31, 2007 totaled $58,243,000 and$56,126,000, respectively.  Of these totals, $58,123,000 and $55,841,000 are accounted for under the cost method.  The remainder ($120,000 and $285,000 as of March 31, 2008 and December 31, 2007, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of March 31, 2008, there were no unrealized losses in our investments in privately held entities.

5.              Unsecured line of credit and unsecured term loan

In May 2007, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1.4 billion to $1.9 billion, consisting of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under the unsecured credit facilities by up to an additional $500 million.

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either a London Interbank Offered Rate (“LIBOR”) based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.50%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of March 31, 2008, we had borrowings of $300 million outstanding on our unsecured line of credit with a weighted average interest rate of approximately 3.94%.

Our unsecured term loan, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.50%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of March 31, 2008, we had borrowings of $750 million outstanding under the unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 5.92%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties.  As of March 31, 2008, aggregate unsecured borrowings were limited to approximately $2.1 billion.

6.              Unsecured convertible notes

In January 2007, we completed a private offering of $460 million of unsecured convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%.  At issuance, the Notes had an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock and a conversion premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million.

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company;

6.              Unsecured convertible notes (continued)

(4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  As of March 31, 2008, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date.

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

7.              Interest rate swap agreements (continued)

The following table summarizes our interest rate swap agreements as of March 31, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at March 31, 2008	Fair Values
December 2004	January 3, 2006	July 1, 2008	3.927%	$50,000	$50,000	$(209)
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(5,815)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(826)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(2,077)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(2,085)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(4,435)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,932)
April 2004	April 30, 2007	April 30, 2008	4.850	50,000	50,000	(89)
May 2005	June 29, 2007	June 30, 2008	4.400	50,000	50,000	(233)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(776)
October 2007	October 31, 2007	June 30, 2008	4.458	50,000	50,000	(244)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,182)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(3,469)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(366)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,994)
February 2008	February 7, 2008	December 1, 2008	2.640	38,600	38,600	(86)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	–	(1,212)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	–	(2,913)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	–	(2,913)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	–	(1,562)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	–	(1,566)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	–	(2,878)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	–	(2,886)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	–	(598)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(3,359)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(3,382)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(1,833)
Total					$817,100	$(53,920)

In accordance with SFAS 157, we record our interest rate swaps agreements at fair value.  Fair value has been determined primarily based upon the market prices for interest rate swap contracts with similar provisions, including remaining terms, and forward interest rate curves (a “significant other observable input”).  The fair value calculation also includes an amount for risk of non-performance using “unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. We have concluded the fair value associate “unobservable inputs” for risk of non-performance was immaterial to the overall fair value of our interest rate swaps agreements and as a result, have determined the fair value of our interest rate swap agreements, in their entirety, based upon significant “other observable inputs” pursuant to SFAS 157.

8.              Minority interest

Minority interest represents the third party interests in certain entities in which we have a controlling interest and a third party interest in a variable interest entity in which we are the primary beneficiary.  These entities own eight properties and three development parcels and are included in our consolidated financial statements.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  As of March 31, 2008 and December 31, 2007, the aggregate minority interest balances related to these entities were approximately $74.9 million and $75.5 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

9.              Stockholders’ equity

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down our unsecured line of credit.  The dividends on our Series D Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of approximately $100.93 per share of common stock.

In March 2008, we declared a cash dividend on our common stock aggregating $24,985,000 ($0.78 per share) for the calendar quarter ended March 31, 2008.  In March 2008, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock aggregating $2,714,000 ($0.5234375 per share), for the period January 15, 2008 through April 15, 2008.

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

10.  Discontinued operations (continued)

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Total revenue	$743	$3,150
Operating expenses	377	941
Revenue less operating expenses	366	2,209
Interest expense	93	293
Depreciation expense	137	598
Subtotal	136	1,318
Gain/loss on properties “held for sale” and sales of property, net	15,563	1,121
Income from discontinued operations, net	$15,699	$2,439

	March 31, 2008	December 31, 2007
Properties “held for sale”, net	$15,612	$30,331
Other assets	72	71
Total assets	$15,684	$30,402
Total liabilities	164	62
Net assets of discontinued operations	$15,520	$30,340

Income from discontinued operations, net for three months ended March 31, 2008, includes the results of operations of two properties that were designated as “held for sale” as of March 31, 2008 and six properties sold during the first quarter 2008. In accordance with SFAS 144, we recorded a non-cash impairment charge on properties “held for sale” of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market.  These two properties are designated as “held for sale” and are included in rental properties, net as of March 31, 2008.  Income from discontinued operations, net for three months ended March 31, 2007, includes the results of operations of two properties that were designated as “held for sale” as of March 31, 2008, six properties that were sold during first quarter 2008 and four land parcels and four properties sold during 2007.  During the first quarter of 2008, we sold one property located in the San Diego Market that had been designated as “held for sale” as of December 31, 2007 and five properties located in the east bay area of the San Francisco Bay Market.  The total sales price for the properties sold in the first quarter 2008 was approximately $70 million.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates” or “anticipates”, or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

•      financial market conditions;

•      our failure to obtain additional capital or refinance debt maturities;

•      increased interest rates and operating costs;

•      proposed accounting rule changes for certain convertible debt instruments could increase significantly non-cash interest expense associated with our outstanding convertible notes;

•      adverse economic or real estate developments in our markets;

•      our failure to successfully complete and lease our existing space held for redevelopment and new properties acquired for that purpose;

•      difficulty managing our growth effectively;

•      our failure to successfully operate or lease acquired properties;

•      difficulties in identifying properties to acquire and completing acquisitions;

•      general and local economic conditions;

•      decreased rental rates or increased vacancy rates/failure to renew or replace expiring leases;

•      defaults on or non-renewal of leases by tenants;

•      our failure to comply with laws or changes in law;

•      compliance with environmental laws;

•      our failure to maintain our status as a REIT;

•      certain ownership interests outside the United States may subject us to different or greater risks than those associated with our domestic operations;

•      fluctuations in foreign currency exchange rates.

This list of risks and uncertainties, however, is only a summary of some risk factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Readers of our Quarterly Report on Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

Although we presently believe that the plans, expectations and results expressed in or suggested by the forward-looking statements are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to the ownership, operation, management, selective development, redevelopment and acquisition of properties containing technical environments, including office/laboratory space. We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies.

As of March 31, 2008, we had 159 properties containing approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment) of office/laboratory space.  As of that date, our properties were approximately 94.8% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment and two properties that were classified as “held for sale.”  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.

As of March 31, 2008, approximately 89% of our leases (on a square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of March 31, 2008, approximately 8% of our leases (on a square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of March 31, 2008, approximately 92% of our leases (on a square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of operations

Comparison of Three Months Ended March 31, 2008 (“First Quarter 2008”) to Three Months Ended March 31, 2007 (“First Quarter 2007”)

Rental revenues increased by $11.1 million, or 16%, to $82.2 million for First Quarter 2008 compared to $71.0 million for First Quarter 2007.  The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped during the periods after January 1, 2007 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $4.5 million, or 23%, to $24.6 million for First Quarter 2008 compared to $20.0 million for First Quarter 2007.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.

Other income for First Quarter 2008 and First Quarter 2007 of $3.3 million and $3.7 million, respectively, represents construction management fees, interest, investment income and storage income.  As a percentage of total revenues, other income for First Quarter 2008 remained relatively consistent with First Quarter 2007 at approximately 3% to 4% of total revenues.

Rental operating expenses increased by $5.1 million, or 22%, to $28.3 million for First Quarter 2008 compared to $23.3 million for First Quarter 2007.  The increase resulted primarily from rental operating expenses (primarily property taxes, insurance and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $0.7 million, or 9%, to $8.8 million for First Quarter 2008 compared to $8.1 million for First Quarter 2007 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally.  As a percentage of total revenues, general and administrative expenses for First Quarter 2008 remained relatively consistent with First Quarter 2007 at approximately 8% of total revenues.

Interest expense increased by $2.0 million, or 10%, to $22.2 million for First Quarter 2008 compared to $20.3 million for First Quarter 2007.  The increase resulted primarily from an increase in indebtedness on our unsecured line of credit and unsecured term loan and outstanding indebtedness related to our unsecured convertible notes.  These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2007 and 2008.  We have entered into certain swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources - Interest Rate Swap Agreements”).

Depreciation and amortization increased by $2.8 million, or 12%, to $25.7 million for First Quarter 2008 compared to $22.9 million for First Quarter 2007.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after January 1, 2007.

During the First Quarter 2008, we recognized a non-cash impairment charge of $1,985,000 associated with an other than temporary decline in the value of certain investments below their carrying value.

Income from discontinued operations, net of $15.7 million for First Quarter 2008 reflects the results of operations and gains/losses on six properties sold during the First Quarter 2008 and two properties designated as “held for sale” as of March 31, 2008.  In connection with the properties sold in First Quarter 2008, we recorded a gain of approximately $20.2 million.  In accordance with Statement of Financial Accounting Standards No. 144, we recorded a non-cash impairment charge of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market.  These two properties are designated as “held for sale” as of March 31, 2008.    Income from discontinued operations, net of $2.4 million for First Quarter 2007 reflects the results of operations of two properties that were designated as “held for sale” as of March 31, 2008, six properties sold in 2008 and four properties and four land parcels sold during 2007.  In connection with the one property sold in First Quarter 2007, we recorded a gain of approximately $1.1 million.

Liquidity and capital resources

Cash flows

Net cash provided by operating activities for First Quarter 2008 decreased by $6.7 million to $25.2 million compared to $31.9 million for First Quarter 2007.  The decrease resulted primarily from a decrease in cash flows from overall changes in operating assets and liabilities in excess of the increase in cash flows from operations.

Net cash used in investing activities for First Quarter 2008 was $47.9 million as compared to $85.9 million for First Quarter 2007.  The decrease in net cash used in investing activities was primarily due to higher cash proceeds of approximately $59.5 million on sale of properties partially offset by an increase of $20.7 million in additions to properties during the First Quarter 2008 as compared to the First Quarter 2007.

Net cash provided by financing activities for First Quarter 2008 decreased by $37.7 million to $22.3 million compared to $60.0 million for First Quarter 2007.  In First Quarter 2008, proceeds from the issuance of Series D preferred stock and borrowings from our unsecured line of credit were approximately $533.1 million and principal repayments on secured notes payable and our unsecured line of credit were approximately $481.9 million. Additionally, we redeemed minority interests on two of our properties for approximately $1.3 million during the First Quarter 2008.  In First Quarter 2007, proceeds from unsecured convertible note and borrowings from our unsecured line of credit were approximately $524.8 million and series B preferred redemption payments and principal repayments on secured notes payable and our unsecured line of credit were approximately $439.6 million.  In addition, dividends paid to common stockholders and preferred stockholders increased by $1.1 million to $27.7 million compared to First Quarter 2007.

Contractual obligations and commitments

Contractual obligations as of March 31, 2008, consisted of the following (in thousands):

		Payments by Period
	Total	2008	2009-2010	2011-2012	Thereafter

Secured notes payable	$1,115,852	$7,744	$377,099	$221,869	$509,140
Unsecured line of credit and unsecured term loan	1,050,000	–	300,000	750,000	–
Unsecured convertible notes	460,000	–	–	460,000	–
Estimated interest payments	498,585	83,864	202,442	129,904	82,375
Ground lease obligations	632,674	4,452	13,531	15,933	598,758
Other obligations	5,110	960	2,316	1,834	–
Total	$3,762,221	$97,020	$895,388	$1,579,540	$1,190,273

Secured notes payable as of March 31, 2008 consisted of 30 notes secured by 69 properties and 6 land development parcels.

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

Ground lease obligations as of March 31, 2008 included leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms of 24 to 98 years, exclusive of extension options.

In addition to the above, we were committed as of March 31, 2008 under the terms of contracts to complete the construction of properties undergoing development and redevelopment and land held for development at a remaining aggregate cost of approximately $344.2 million.

As of March 31, 2008, we were also committed to fund approximately $36.5 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $32.1 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Funds held in trust under the terms of certain secured notes payable	$19,298	$20,375
Funds held in escrow related to construction projects	35,931	23,727
Other funds	10,383	7,809
Total	$65,612	$51,911

Secured notes payable

Secured notes payable totaled $1.1 billion and $1.2 billion as of March 31, 2008 and December 31, 2007, respectively.  Our secured notes payable had weighted average interest rates of 5.53% and 6.08% at March 31, 2008 and December 31, 2007, respectively, with maturity dates ranging from June 2009 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  At March 31, 2008, our secured notes payable were comprised of $805.0 million and $310.8 million of fixed and variable rate debt, respectively, compared to $902.9 million and $310.0 million of fixed and variable rate debt, respectively, at December 31, 2007.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of March 31, 2008 (in thousands):

Year	Amount	Weighted Average Interest Rate
2008	$7,744	5.53	% (1)
2009	284,617	5.52	(2)
2010	92,482	5.94	(2)
2011	183,380	5.80	(2)
2012	38,489	5.99	(2)
Thereafter	509,140	5.92	(2)
	$1,115,852

(1)    The weighted average interest rate is calculated based on outstanding debt as of March 31, 2008.

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

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of March 31, 2008, we had borrowings of $300 million outstanding under our unsecured line of credit with a weighted average interest rate of 3.94%.

Our unsecured term loan, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of March 31, 2008, we had borrowings of $750 million outstanding under our unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 5.92%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties.  As of March 31, 2008, aggregate unsecured borrowings were limited to approximately $2.1 billion.

Unsecured convertible notes

In January 2007, we completed a private offering of $460 million of convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%.  At issuance, the Notes had an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock and a conversion premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million.

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.   As of March 31, 2008, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

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

The following table summarizes our interest rate swap agreements as of March 31, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at March 31, 2008	Fair Values
December 2004	January 3, 2006	July 1, 2008	3.927%	$50,000	$50,000	$(209)
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(5,815)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(826)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(2,077)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(2,085)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(4,435)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,932)
April 2004	April 30, 2007	April 30, 2008	4.850	50,000	50,000	(89)
May 2005	June 29, 2007	June 30, 2008	4.400	50,000	50,000	(233)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(776)
October 2007	October 31, 2007	June 30, 2008	4.458	50,000	50,000	(244)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,182)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(3,469)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(366)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,994)
February 2008	February 7, 2008	December 1, 2008	2.640	38,600	38,600	(86)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	–	(1,212)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	–	(2,913)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	–	(2,913)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	–	(1,562)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	–	(1,566)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	–	(2,878)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	–	(2,886)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	–	(598)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(3,359)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(3,382)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(1,833)
Total					$817,100	$(53,920)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are on the standard International Swaps & Derivatives Association, Inc. form) define certain terms between us and each counterparty to address and minimize certain risks associated with our swap agreements, including a default by a counterparty.

As of March 31, 2008 and December 31, 2007, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits at their fair values aggregating approximately $53.9 million and $26.9 million, respectively, with the offsetting adjustment reflected as net unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  Balances in accumulated other comprehensive income/loss are recognized in earnings as swap payments are made.

Other resources and liquidity requirements

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down our unsecured line of credit.  The dividends on our Series D Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of approximately $100.93 per share of common stock.

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

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the three months ended March 31, 2008 (in thousands):

Property-related capital expenditures (1)	$500
Leasing costs (2)	$238
Property-related costs (3)	$116,541

(1)   Property-related capital expenditures include all capital and recurring capital expenditures, except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures, or costs related to the redevelopment of a property.  Major capital expenditures consist of roof replacements and HVAC systems which are typically identified and considered at the time the property is acquired.  Capital expenditures fluctuate in any given period due to the nature, extent or timing of improvements required and the extent to which they are recoverable from tenants.  Approximately 92% of our leases (on a rentable square footage basis) provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we implement an active preventative maintenance program at each of our properties to minimize capital expenditures.

(2)   Leasing costs consist of tenant improvements and leasing commissions related to leasing of acquired vacant space and second generation space.

(3)   Amount includes leasing costs related to development and redevelopment projects.

Inflation

As of March 31, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of March 31, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of March 31, 2008, approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of Funds From Operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among real estate investment trusts (“REITs”).  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is relevant and widely used measure of operating performance for REITs, it should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. (See “Liquidity and Capital Resources – Cash flows” above for information regarding these measures of cash flow)

The following table presents a reconciliation of net income available to common stockholders, the most directly comparable GAAP financial measure, to funds from operations available to common stockholders for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income available to common stockholders (1)	$34,760	$15,108
Add:
Depreciation and amortization (2)	25,810	23,518
Minority interest	951	907
Subtract:
Gain/loss on sales of property (3)	(20,213)	(1,121)
FFO allocable to minority interest	(967)	(866)
Funds from operations available to common stockholders (1)	$40,341	$37,546

(1)   During the first quarter of 2008, we recognized aggregate non-cash impairment charges of approximately $1,985,000 for other-than-temporary declines in the fair value of investments and non-cash impairment charges on two properties “held for sale” of approximately $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market.  During the first quarter of 2007, we redeemed our 9.10% series B cumulative redeemable preferred stock.  Accordingly, in compliance with EITF Topic D-42, we recorded a charge of $2,799,000 in the first quarter of 2007 for costs related to the redemption of our series B preferred stock.

(2)   Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations (for the periods prior to when such assets were sold or designated as “held for sale”).

(3)   Gain on sale of property relates to the disposition of six properties during the first quarter of 2008 and one property sold during the second quarter of 2007. Gain on sale of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our property portfolio as of March 31, 2008 (dollars in thousands):

		Rentable Square Feet			Annualized
	Number of Properties	Operating	Redevelopment	Total	Base Rent (1)	Occupancy Percentages (1) (2)
Markets
California-Los Angeles Metro	1	31,343	–	31,343	$696	70.8%
California-San Diego	34	1,473,715	236,347	1,710,062	43,028	94.1
California-San Francisco Bay	17	1,457,444	21,216	1,478,660	55,964	96.9
Eastern Massachusetts	37	3,069,398	333,896	3,403,294	110,202	96.6
International-Canada	4	342,394	–	342,394	9,215	100.0
New Jersey/Suburban Philadelphia	8	441,504	–	441,504	9,176	96.6
Southeast	12	597,775	60,631	658,406	11,074	89.5 (3)
Suburban Washington D.C.	31	2,431,630	68,138	2,499,768	47,823	91.0
Washington-Seattle	13	1,040,471	11,291	1,051,762	31,127	97.3
Total Properties (Continuing Operations)	157	10,885,674	731,519	11,617,193	$318,305	94.8%

(1)         Excludes spaces at properties totaling 731,519 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment and two properties totaling approximately 74,304 rentable square feet that are designated as “held for sale.”

(2)         Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of March 31, 2008 was 88.8%.

(3)         Substantially all of the vacant space is office or warehouse space.

The following table provides information with respect to the lease expirations at our properties as of March 31, 2008:

		Rentable Square	Percentage of	Annualized Base
	Number of	Footage of	Aggregate	Rent of Expiring
	Leases	Expiring	Leased	Leases (per
Year of Lease Expiration	Expiring	Leases	Square Feet	rentable square foot)
2008	50 (1)	505,873	4.9%	$23.41
2009	66	846,012	8.2	25.04
2010	53	979,355	9.5	28.58
2011	64	1,706,734	16.5	27.78
2012	60	1,410,349	13.7	34.23
Thereafter	108	4,867,335	47.2	33.20

(1)          Includes 14 month-to-month leases for approximately 81,000 rentable square feet.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our swap agreements in effect on, March 31, 2008, we estimate that a 1% increase in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $2.0 million.  We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on March 31, 2008, would increase annual future earnings by approximately $2.0 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair values by approximately $69.1 million at March 31, 2008.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair values by approximately $72.0 million at March 31, 2008.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2008.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in values will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair values of our equity investments as of March 31, 2008 would decrease their fair values by approximately $7.4 million.

We have exposure to foreign currency exchange rate market risk related to our subsidiaries operating in Canada.  The functional currency of our foreign subsidiaries operating in Canada is the local currency.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income/loss as a separate component of stockholders’ equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of March 31, 2008, we estimate that a 10% increase in foreign currency rates relative to the U.S. dollar would increase annual future net income by approximately $710,000.  We further estimate that a 10% decrease in foreign currency rates relative to the U.S. dollar would decrease annual future net income by approximately $710,000.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II –  OTHER INFORMATION

Item 1A.      RISK FACTORS

In addition to the information set forth in this Quarterly Report, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

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

3.7*

Articles Supplementary, dated January 28, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on February 17, 2002.

3.8*

Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock of the Company as corrected by the certificate of correction thereto, filed as an exhibit to Alexandria’s Form 8-A filed with the Commission on June 28, 2004.

3.9*

Articles Supplementary, dated March 19, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to Alexandria’s Form 8-K filed with the Commission on March 20, 2008.

4.0*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on January 19, 2007.

4.1*

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC., Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated filed as an exhibit to Alexandria’s current report on Form 8-K filed with the Commission on January 19, 2007.

11.1	Computation of Per Share Earnings (included in Note 2 to the Condensed Consolidated Financial Statements).
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2008.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)