Form 10-Q
period 2008-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2008-08-08
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 5, 2008, 32,114,331 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Rental properties, net	$3,119,482	$3,146,915
Properties undergoing development and redevelopment and land held for development	1,316,622	1,143,302
Cash and cash equivalents	7,072	8,030
Tenant security deposits and other restricted cash	71,927	51,911
Tenant receivables	6,448	6,759
Deferred rent	87,222	81,496
Investments	75,131	84,322
Other assets	119,704	119,359
Total assets	$4,803,608	$4,642,094

Liabilities and Stockholders’ Equity
Secured notes payable	$1,102,333	$1,212,904
Unsecured line of credit and unsecured term loan	1,131,000	1,115,000
Unsecured convertible notes	460,000	460,000
Accounts payable, accrued expenses and tenant security deposits	251,652	247,289
Dividends payable	32,877	27,575
Total liabilities	2,977,862	3,062,768

Minority interest	74,788	75,506

Stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	–
Common stock	318	316
Additional paid-in capital	1,375,633	1,365,773
Accumulated other comprehensive (loss) income	(4,631)	8,093
Total stockholders’ equity	1,750,958	1,503,820
Total liabilities and stockholders’ equity	$4,803,608	$4,642,094

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Rental	$83,176	$71,570	$165,332	$142,608
Tenant recoveries	23,986	18,800	48,539	38,810
Other income	2,892	3,399	6,142	7,137
	110,054	93,769	220,013	188,555

Expenses
Rental operations	27,588	22,169	55,917	45,446
General and administrative	8,452	7,808	17,239	15,882
Interest	17,732	19,580	39,977	39,843
Depreciation and amortization	27,002	22,134	52,675	45,054
Non-cash impairment on investments	–	–	1,985	–
	80,774	71,691	167,793	146,225
Minority interest	948	902	1,899	1,809
Income from continuing operations	28,332	21,176	50,321	40,521
Income from discontinued operations, net	89	2,872	15,788	5,311
Net income	28,421	24,048	66,109	45,832
Dividends on preferred stock	7,118	2,714	10,046	6,591
Preferred stock redemption charge	–	–	–	2,799
Net income available to common stockholders	$21,303	$21,334	$56,063	$36,442

Earnings per share - basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.67	$0.63	$1.28	$1.08
Discontinued operations, net	–	0.10	0.50	0.18
Earnings per share - basic	$0.67	$0.73	$1.78	$1.26

Earnings per share - diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.67	$0.63	$1.26	$1.06
Discontinued operations, net	–	0.10	0.50	0.18
Earnings per share - diluted	$0.67	$0.73	$1.76	$1.24

Weighted average shares of common stock outstanding
Basic	31,615,359	29,045,354	31,580,974	28,972,732
Diluted	31,887,477	29,362,514	31,856,468	29,337,440

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$66,109	$45,832
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	1,899	1,809
Depreciation and amortization	52,813	46,172
Amortization of loan fees and costs	3,489	2,782
Amortization of debt premiums/discount	(260)	(324)
Amortization of above and below market leases	(3,629)	(4,214)
Deferred rent	(6,452)	(6,805)
Stock compensation expense	6,591	5,414
Equity in loss related to investments	79	43
Gain on sales of investments	(5,411)	(5,859)
Gain/loss on properties “held for sale” and sales of property	(15,745)	(3,461)
Non-cash impairment on investments	1,985	–
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(20,016)	(13,972)
Tenant receivables	311	(33)
Other assets	(12,991)	(9,013)
Accounts payable, accrued expenses and tenant security deposits	12,654	23,022
Net cash provided by operating activities	81,426	81,393

Investing Activities
Additions to properties	(256,189)	(231,731)
Proceeds from sales of property	79,113	20,724
Additions to investments	(5,366)	(9,100)
Proceeds from investments	8,221	10,696
Net cash used in investing activities	(174,221)	(209,411)

Financing Activities
Proceeds from secured notes payable	3,412	2,700
Principal reductions of secured notes payable	(113,681)	(141,509)
Principal borrowings from unsecured line of credit	469,000	363,000
Repayments of borrowings from unsecured line of credit	(453,000)	(435,000)
Proceeds from unsecured convertible notes	–	450,800
Redemption of series B preferred stock	–	(57,500)
Proceeds from issuance of series D convertible preferred stock	242,186	–
Proceeds from exercise of stock options	1,960	1,620
Dividends paid on common stock	(49,996)	(43,486)
Dividends paid on preferred stock	(5,427)	(7,681)
Distributions to minority interest	(1,985)	(1,809)
Contributions by minority interest	649	952
Redemption of minority interest	(1,281)	–
Net cash provided by financing activities	91,837	132,087
Net (decrease) increase in cash and cash equivalents	(958)	4,069
Cash and cash equivalents at beginning of period	8,030	2,948
Cash and cash equivalents at end of period	$7,072	$7,017

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.              Background

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and pre-eminent first-in-class international real estate investment trust focused principally on science-driven cluster formation through the ownership, operation, management, redevelopment, selective development and acquisition of properties containing technical environments, including office/laboratory space.  Alexandria is the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies.  Alexandria’s operating platform is based on the principle of “clustering”, with assets and operations located in key life science markets.  Our asset base approximates 13.3 million rentable square feet consisting of 160 properties approximating 11.7 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development approximating 1.6 million rentable square feet.  In addition, our asset base will enable us to grow to approximately 22.4 million square feet through future ground-up development approximating 9.1 million square feet of office/laboratory space.

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

Accumulated other comprehensive (loss) income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	June 30,	December 31,
	2008	2007
Unrealized gain on marketable securities	$12,887	$22,570
Unrealized loss on interest rate swap agreements	(26,878)	(26,919)
Unrealized gain on foreign currency translation	9,360	12,442
	$(4,631)	$8,093

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$28,421	$24,048	$66,109	$45,832
Unrealized gain (loss) on marketable securities	508	906	(9,683)	(1,346)
Unrealized gain on interest rate swap agreements	27,042	10,751	41	7,762
Unrealized gain (loss) on foreign currency translation	511	5,207	(3,082)	5,148
Comprehensive income	$56,482	$40,912	$53,385	$57,396

2.     Basis of presentation (continued)

Income Taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for Federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions, including jurisdictions located in the United States, Canada, China and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2003 through 2007.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2008, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the six months ended June 30, 2008 and 2007.

Earnings per share and dividends declared

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income available to common stockholders	$21,303	$21,334	$56,063	$36,442

Weighted average shares of common stock outstanding - basic	31,615,359	29,045,354	31,580,974	28,972,732
Add: dilutive effect of stock options and stock grants	272,118	317,160	275,494	364,708

Weighted average shares of common stock outstanding - diluted	31,887,477	29,362,514	31,856,468	29,337,440

Earnings per share – basic	$0.67	$0.73	$1.78	$1.26
Earnings per share – diluted	$0.67	$0.73	$1.76	$1.24
Dividends declared per common share	$0.80	$0.76	$1.58	$1.50

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

The dilutive effect of our series D convertible preferred stock will be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS 128.  For the three and six months ended June 30, 2008, the weighted

2.     Basis of presentation (continued)

Earnings per share and dividends declared (continued)

average common stock equivalents related to our series D convertible preferred stock have been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

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

Fair value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require new fair value measurements of reported balances. SFAS 157 establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs”.  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, as there are little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Impact of recently issued accounting standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) to clarify whether unvested share-based payment awards with nonforfeitable rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share, pursuant to SFAS 128. FSP EITF 03-6-1 requires that unvested share-based payments awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 applies to our fiscal years beginning on January 1, 2009 and requires that all prior-period earnings per share data be adjusted retroactively. Early adoption is prohibited. We are currently evaluating the overall impact of FSP EITF 03-6-1 on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that affects the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash.  FSP APB 14-1 requires that instruments within its scope be separated into their liability and equity components at

2.     Basis of presentation (continued)

Impact of recently issued accounting standards (continued)

initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.  In addition, FSP APB 14-1 requires that the interest cost for our unsecured convertible notes be accounted for based on our unsecured nonconvertible debt borrowing rate.  FSP APB 14-1 applies to our fiscal years beginning on January 1, 2009 and requires retrospective application to all periods presented with early adoption prohibited.  The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately.  Once adopted, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of unsecured convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its retrospective application.  We believe the additional non-cash interest expense we may recognize under FSP APB 14-1 would result in an increase to interest expense, as our estimated nonconvertible debt borrowing rate is higher than the current contractual rate of 3.70% on our $460 million unsecured convertible notes.  For example, under FSP APB 14-1, if the interest rate for our nonconvertible borrowing rate was approximately 2.5% higher than the current contractual rate of 3.70% on our unsecured convertible notes, our non-cash interest expense included in net income for the year ended December 31, 2007 would  increase by approximately 8% to 9%. FSP APB 14-1, once adopted, would also increase our non-cash interest in 2008 and future periods during which our unsecured convertible notes remain outstanding. We are currently evaluating our nonconvertible debt borrowing rate and the overall impact of FSP APB 14-1 on our consolidated financial statements.

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

Impact of recently issued accounting standards (continued)

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

3.    Rental properties, net, properties undergoing development and redevelopment and land held for development

Rental properties, net consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Land	$472,127	$531,171
Buildings and building improvements	2,853,699	2,786,036
Other improvements	177,796	185,726
	3,503,622	3,502,933
Less accumulated depreciation	(384,140)	(356,018)
Total	$3,119,482	$3,146,915

As of June 30, 2008 and December 31, 2007, we had approximately $1.3 billion and $1.1 billion, respectively, undergoing development, redevelopment and pre-construction activities.  In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”), we are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the six months ended June 30, 2008 was approximately $35,699,000.

4.              Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and are recorded at fair value pursuant to SFAS 157.  Fair value has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and FASB Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnerships” (“EITF Topic D-46”).  Fair value of our investments in privately held entities is based upon “significant other observable” and “significant unobservable inputs” pursuant to SFAS 157.  For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  As a result of these assessments, during the first quarter of 2008, we recognized aggregate non-cash impairment charges of $1,985,000 for other than temporary declines in the fair value of investments.

4.              Investments (continued)

The following table summarizes our “available for sale” securities (in thousands):

	June 30,	December 31,
	2008	2007
Cost of “available for sale” securities	$2,137	$5,626
Gross unrealized gains	13,274	23,947
Gross unrealized losses	(387)	(1,377)
Fair value of “available for sale” securities	$15,024	$28,196

We believe that the gross unrealized losses related to our “available for sale” securities as of June 30, 2008 shown above are temporary.

Our investments in privately held entities as of June 30, 2008 and December 31, 2007 totaled $60,107,000 and $56,126,000, respectively.  Of these totals, $59,989,000 and $55,841,000 are accounted for under the cost method.  The remainder ($118,000 and $285,000 as of June 30, 2008 and December 31, 2007, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of June 30, 2008, there were no unrealized losses in our investments in privately held entities.

5.              Unsecured line of credit and unsecured term loan

In May 2007, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1.4 billion to $1.9 billion, consisting of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to raise additional commitments from existing or new lenders under the unsecured credit facilities by up to an additional $500 million.

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either a London Interbank Offered Rate (“LIBOR”) based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.50%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of June 30, 2008, we had borrowings of $381 million outstanding on our unsecured line of credit with a weighted average interest rate of approximately 3.63%.

Our unsecured term loan, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.50%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of June 30, 2008, we had borrowings of $750 million outstanding under the unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 6.02%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties.  As of June 30, 2008, aggregate unsecured borrowings were limited to approximately $2.2 billion.

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

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  As of June 30, 2008, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding, the redemption date.

Holders of the Notes may require us to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.

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

7.     Interest rate swap agreements (continued)

The following table summarizes our interest rate swap agreements as of June 30, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at June 30, 2008	Fair Values
December 2004	January 3, 2006	July 1, 2008	3.927%	$50,000	$50,000	$(59)
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(3,539)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(409)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,149)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,156)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(2,054)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,072)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(380)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(1,126)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(1,314)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(183)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,495)
February 2008	February 7, 2008	December 1, 2008	2.640	38,600	38,600	3
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(795)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,932)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,932)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	–	(650)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	–	(622)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	–	(1,739)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	–	(1,745)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	–	(336)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(1,236)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(1,299)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(659)
Total					$817,100	$(26,878)

In accordance with SFAS 157, we record our interest rate swaps agreements at fair value.  Fair value has been determined primarily based upon the market prices for interest rate swap contracts with similar provisions, including remaining terms, and forward interest rate curves (“significant other observable inputs”).  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. We have concluded the fair value associated to “significant unobservable inputs” for risk of non-performance was immaterial to the overall fair value of our interest rate swaps agreements and as a result, have determined the fair value of our interest rate swap agreements, in their entirety, based upon “significant other observable inputs” pursuant to SFAS 157.

8.     Minority interest

Minority interest represents the third party interests in certain entities in which we have a controlling interest and a third party interest in a variable interest entity in which we are the primary beneficiary.  These entities own eight properties and three development parcels and are included in our consolidated financial statements.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  As of June 30, 2008 and December 31, 2007, the aggregate minority interest balances related to these entities were approximately $74.8 million and $75.5 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

9.     Stockholders’ equity

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of approximately $100.93 per share of common stock.

In June 2008, we declared a cash dividend on our common stock aggregating $25,695,000 ($0.80 per share) for the calendar quarter ended June 30, 2008.  In June 2008, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock aggregating $2,714,000 ($0.5234375 per share), for the period April 15, 2008 through July 15, 2008.  Additionally, in June 2008, we declared cash dividends on our Series D Preferred Stock aggregating approximately $5,347,000 ($0.5347222 per share), for the period March 26, 2008 through July 15, 2008.

In February 2007, we called our series B preferred stock for redemption.  The series B preferred stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders in February 2007 for costs related to the redemption of the series B preferred stock.

10.  Discontinued operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When the property is classified as “held for sale”, its operations are classified as discontinued operations in our consolidated statements of income.  When a property is classified as “held for sale”, amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.  Depreciation of assets is discontinued commencing on the date they are classified as “held for sale”.

10.  Discontinued operations (continued)

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenue	$–	$2,133	$743	$5,283
Operating expenses	92	791	469	1,732
Revenue less operating expenses	(92)	1,342	274	3,551
Interest expense	–	290	93	583
Depreciation expense	1	520	138	1,118
Subtotal	(93)	532	43	1,850
Gain/loss on properties “held for sale” and sales of property, net	182	2,340	15,745	3,461
Income from discontinued operations, net	$89	$2,872	$15,788	$5,311

	June 30, 2008	December 31, 2007
Properties “held for sale”, net	$1,595	$30,331
Other assets	55	71
Total assets	$1,650	$30,402
Total liabilities	1	62
Net assets of discontinued operations	$1,649	$30,340

Income from discontinued operations, net for three months ended June 30, 2008, includes the results of operations of one property that was classified as “held for sale” as of June 30, 2008 and one property sold during the second quarter 2008. Income from discontinued operations, net for three months ended June 30, 2007, includes the results of operations of one property that was classified as “held for sale” as of June 30, 2008, seven properties that were sold during the six months ended June 30, 2008 and four land parcels and four properties sold during 2007.  Income from discontinued operations, net for six months ended June 30, 2008, includes one property that was classified as “held for sale” as of June 30, 2008, and seven properties that were sold during the six months ended June 2008.  Income from discontinued operations, net for six months ended June 30, 2007, includes one property that was classified as “held for sale” as of June 30, 2008, seven properties that were sold during the six months 2008 and four land parcels and four properties sold during 2007.  During the six months ended June 30, 2008, we sold two properties located in the San Diego Market and five properties located in the east bay area of the San Francisco Bay Market.  The total sales price for the properties sold in the six months ended June 30, 2008 was approximately $84 million.  In accordance with SFAS 144, during the first quarter 2008, we recorded a non-cash impairment charge on properties “held for sale” of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego Market.  We sold the office building located in the San Diego Market during the second quarter 2008. The industrial building located in Boston is classified as “held for sale” and is included in rental properties, net as of June 30, 2008.

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

•      accounting rule changes for certain convertible debt instruments could increase significantly non-cash interest expense associated with our outstanding convertible notes;

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

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to science-driven cluster formation through the ownership, operation, management, selective development, redevelopment and acquisition of properties containing technical environments, including office/laboratory space. We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies.

As of June 30, 2008, we had 160 properties containing approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment) of office/laboratory space.  As of that date, our properties were approximately 95.0% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment and one property that was classified as “held for sale”.  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.

As of June 30, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of June 30, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of June 30, 2008, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of operations

Comparison of Three Months Ended June 30, 2008 (“Second Quarter 2008”) to Three Months Ended June 30, 2007 (“Second Quarter 2007”)

Rental revenues increased by $11.6 million, or 16%, to $83.2 million for Second Quarter 2008 compared to $71.6 million for Second Quarter 2007.  The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped during the periods after April 1, 2007 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $5.2 million, or 28%, to $24.0 million for Second Quarter 2008 compared to $18.8 million for Second Quarter 2007.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped during the periods after April 1, 2007.

Other income for Second Quarter 2008 and Second Quarter 2007 of $2.9 million and $3.4 million, respectively, represents construction management fees, interest, investment income and storage income.  As a percentage of total revenues, other income for Second Quarter 2008 remained relatively consistent with Second Quarter 2007 at approximately 3% to 4% of total revenues.

Rental operating expenses increased by $5.4 million, or 24%, to $27.6 million for Second Quarter 2008 compared to $22.2 million for Second Quarter 2007.  The increase resulted primarily from rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped during the periods after April 1, 2007.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $0.7 million, or 8%, to $8.5 million for Second Quarter 2008 compared to $7.8 million for Second Quarter 2007 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 155 properties with approximately 10.9 million rentable square feet at June 30, 2007 to 160 properties with approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment) at June 30, 2008.  As a percentage of total revenues, general and administrative expenses for Second Quarter 2008 remained relatively consistent with Second Quarter 2007 at approximately 8% of total revenues.

Interest expense decreased by $1.9 million, or 9%, to $17.7 million for Second Quarter 2008 compared to $19.6 million for Second Quarter 2007.  The decrease resulted primarily from a decrease in floating interest rates and was partially offset by an increase in indebtedness on our unsecured line of credit and unsecured term loan.  These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2007 and 2008.  The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest swap agreements) decreased from 6.47% as of June 30, 2007 to 3.63% as of June 30, 2008.  We have entered into certain swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources - Interest Rate Swap Agreements”).

Depreciation and amortization increased by $4.9 million, or 22%, to $27.0 million for Second Quarter 2008 compared to $22.1 million for Second Quarter 2007.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after April 1, 2007.

Income from discontinued operations, net of $89,000 for Second Quarter 2008 reflects the results of operations on one property sold during the Second Quarter 2008 and one property classified as “held for sale” as of June 30, 2008.  In connection with the property sold in Second Quarter 2008, we recorded a gain of approximately $182,000.  Income from discontinued operations, net of $2.9 million for Second Quarter 2007 reflects the results of operations of one property that was classified as “held for sale” as of June 30, 2008, seven properties sold in 2008 and four properties and four land parcels sold during 2007.  In connection with the one property sold in Second Quarter 2007, we recorded a gain of approximately $2.3 million.

Comparison of Six Months Ended June 30, 2008 (“Six Months 2008”) to Six Months Ended June 30, 2007 (“Six Months 2007”)

Rental revenues increased by $22.7 million, or 16%, to $165.3 million for Six Months 2008 compared to $142.6 million for Six Months 2007.  The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped during the periods after January 1, 2007 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $9.7 million, or 25%, to $48.5 million for Six Months 2008 compared to $38.8 million for Six Months 2007.  The increase resulted primarily from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.

Other income for Six Months 2008 and Six Months 2007 of $6.1 million and $7.1 million, respectively, represents construction management fees, interest, investment and storage income.  As a percentage of total revenues, other income for Six Months 2008 remained relatively consistent with Six Months 2007 at approximately 3% to 4% of total revenues.

Rental operating expenses increased by $10.5 million, or 23%, to $55.9 million for Six Months 2008 compared to $45.4 million for Six Months 2007. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.3 million, or 9%, to $17.2 million for Six Months 2008 compared to $15.9 million for Six Months 2007 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 155 properties with approximately 10.9 million rentable square feet at June 30, 2007 to 160 properties with approximately 11.7 million rentable square feet at June 30, 2008.  As a percentage of total revenues, general and administrative expenses for Six Months 2008 remained relatively consistent with Six Months 2007 at approximately 8% of total revenues.

Interest expense has remained approximately consistent at $40.0 million for Six Months 2008 compared to $39.8 million for Six Months 2007.  Increases in interest expense related to indebtedness on our unsecured line of credit, unsecured term loan and secured notes payable were offset by a decrease in floating interest rates.  The increase in outstanding borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2007 and 2008.  The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest swap agreements) decreased from 6.47% as of June 30, 2007 to 3.63% as of June 30, 2008.  We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest Rate Swap Agreements”).

Depreciation and amortization increased by $7.6 million, or 17%, to $52.7 million for Six Months 2008 compared to $45.1 million for Six Months 2007.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after January 1, 2007.

During the Six Months 2008, we recognized a non-cash impairment charge of $1,985,000 associated with an other than temporary decline in the value of certain investments below their carrying value.

Income from discontinued operations, net of $15.8 million for Six Months 2008, reflects the results of operations of seven properties that were sold during the Six Months 2008 and one property classified as “held for sale” as of June 30, 2008.  In connection with the seven properties sold in Six Months 2008, we recorded a gain of approximately $20.4 million.  In accordance with Statement of Financial Accounting Standards No. 144, we recorded a non-cash impairment charge of $4,650,000 during Six Months 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego Market. We sold the office building located in the San Diego Market during Second Quarter 2008. The industrial building located in Boston is classified as “held for sale” as of June 30, 2008. Income from discontinued operations, net for six months ended June 30, 2007, includes one property that was classified as “held for sale” as of June 30, 2008, seven properties that were sold during the Six Months 2008 and four land parcels and four properties sold during 2007. In connection with the two properties sold in Six Months 2007, we recorded a gain of approximately $3.5 million.

Liquidity and capital resources

Cash flows

Net cash provided by operating activities has remained consistent at $81.4 million for both Six Months 2008 and Six Months 2007.  Increases in net income of $20.2 million, depreciation and amortization of $6.6 million, stock compensation expense of $1.2 million, and a $2.0 million non-cash charge related to impairment of investments were offset primarily by a decrease in our working capital accounts of $20.0 million and an increase in net gains on properties “held for sale” and sales of property of $12.3 million.

Net cash used in investing activities was $174.2 million for Six Months 2008 as compared to $209.4 million for Six Months 2007.  The decrease in net cash used in investing activities was primarily due to an increase in cash proceeds of approximately $58.4 million on sale of properties partially offset by an increase of $24.5 million in cash used for additions to properties during the Six Months 2008 as compared to the Six Months 2007.

Net cash provided by financing activities decreased by $40.3 million to $91.8 million for Six Months 2008 compared to $132.1 million for Six Months 2007.  In Six Months 2008, proceeds from the issuance of Series D preferred stock and borrowings from our unsecured line of credit were approximately $711.2 million and principal repayments on secured notes payable and our unsecured line of credit were approximately $566.7 million. Additionally, we redeemed minority interests on two of our properties for approximately $1.3 million during the First Quarter 2008.  In Six Months 2007, proceeds from secured notes payable, unsecured convertible notes, and borrowings from our unsecured line of credit were approximately $816.5 million and series B preferred redemption payments and principal repayments on secured notes payable and our unsecured line of credit were approximately $634.0 million.

Contractual obligations and commitments

Contractual obligations as of June 30, 2008, consisted of the following (in thousands):

		Payments by Period
	Total	2008	2009-2010	2011-2012	Thereafter

Secured notes payable	$1,102,333	$4,499	$376,505	$218,814	$502,515
Unsecured line of credit and unsecured term loan	1,131,000	–	381,000	750,000	–
Unsecured convertible notes	460,000	–	–	460,000	–
Estimated interest payments	469,664	55,456	201,692	131,326	81,190
Ground lease obligations	631,191	2,969	13,531	15,933	598,758
Other obligations	4,814	656	2,324	1,834	–
Total	$3,799,002	$63,580	$975,052	$1,577,907	$1,182,463

Secured notes payable as of June 30, 2008 consisted of 29 notes secured by 65 properties and 5 land development parcels.

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

Ground lease obligations as of June 30, 2008 included leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms of 24 to 98 years, exclusive of extension options.

In addition to the above, we were committed as of June 30, 2008 under the terms of contracts to complete the construction of properties undergoing development and redevelopment and land held for development at a remaining aggregate cost of approximately $590.7 million.

As of June 30, 2008, we were also committed to fund approximately $22.7 million for the construction of building infrastructure improvements under the terms of leases and/or construction contracts and approximately $36.2 million for certain investments.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Funds held in trust under the terms of certain secured notes payable	$18,447	$20,375
Funds held in escrow related to construction projects	43,675	23,727
Other funds	9,805	7,809
Total	$71,927	$51,911

Secured notes payable

Secured notes payable totaled $1.1 billion and $1.2 billion as of June 30, 2008 and December 31, 2007, respectively.  Our secured notes payable had weighted average interest rates of 5.46% and 6.08% at June 30, 2008 and December 31, 2007, respectively, with maturity dates ranging from June 2009 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  At June 30, 2008, our secured notes payable were comprised of $789.7 million and $312.6 million of fixed and variable rate debt, respectively, compared to $902.9 million and $310.0 million of fixed and variable rate debt, respectively, at December 31, 2007.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of June 30, 2008 (in thousands):

Year	Amount	Weighted Average Interest Rate
2008	$4,499	5.46	% (1)
2009	285,382	5.45	(2)
2010	91,123	5.91	(2)
2011	181,911	5.77	(2)
2012	36,903	5.96	(2)
Thereafter	502,515	5.89	(2)
	$1,102,333

(1)             The weighted average interest rate is calculated based on outstanding debt as of June 30, 2008.

(2)             The weighted average interest rate is calculated based on outstanding debt as of December 31st of the year immediately preceding the year presented.

Unsecured line of credit and unsecured term loan

In May 2007, we entered into an amendment to our amended and restated credit agreement to increase the maximum permitted borrowings under our unsecured credit facilities from $1.4 billion to $1.9 billion consisting of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to raise additional commitments from existing or new lenders under the unsecured credit facilities by up to an additional $500 million.

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period. As of June 30, 2008, we had borrowings of $381 million outstanding under our unsecured line of credit with a weighted average interest rate of 3.63%.

Our unsecured term loan, as amended, bears interest at a floating rate based on our election of either a LIBOR-based rate or the higher of the bank’s reference rate and the Federal Funds rate plus 0.5%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period. As of June 30, 2008, we had borrowings of $750 million outstanding under our unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 6.02%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties. Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties.  As of June 30, 2008, aggregate unsecured borrowings were limited to approximately $2.2 billion.

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

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.   As of June 30, 2008, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

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

The following table summarizes our interest rate swap agreements as of June 30, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at June 30, 2008	Fair Values
December 2004	January 3, 2006	July 1, 2008	3.927%	$50,000	$50,000	$(59)
June 2006	June 30, 2006	September 30, 2009	5.299	125,000	125,000	(3,539)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(409)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,149)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,156)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(2,054)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,072)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(380)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(1,126)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(1,314)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(183)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,495)
February 2008	February 7, 2008	December 1, 2008	2.640	38,600	38,600	3
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(795)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,932)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,932)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	–	(650)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	–	(622)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	–	(1,739)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	–	(1,745)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	–	(336)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(1,236)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(1,299)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(659)
Total					$817,100	$(26,878)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are on the standard International Swaps & Derivatives Association, Inc. form) define certain terms between us and each counterparty to address and minimize certain risks associated with our swap agreements, including a default by a counterparty.

As of June 30, 2008 and December 31, 2007, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits at their fair values aggregating approximately $26.9 million and $26.9 million, respectively, with the offsetting adjustment reflected as net unrealized loss in accumulated other comprehensive loss in stockholders’ equity.  Balances in accumulated other comprehensive income/loss are recognized in earnings as swap payments are made.

Other resources and liquidity requirements

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which is equivalent to an initial conversion price of approximately $100.93 per share of common stock.

In February 2007, we called our series B preferred stock for redemption.  The series B preferred stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with EITF Topic D-42, we recorded a charge of approximately $2,799,000 to net income available to common stockholders in February 2007 for costs related to the redemption of the series B preferred stock.

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

Notwithstanding our expectations, financial markets have recently experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall financial markets, including the debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to finance development and redevelopment projects and pending or new acquisitions, as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the six months ended June 30, 2008 (in thousands):

Property-related capital expenditures (1)	$948
Leasing costs (2)	$539
Property-related costs (3)	$217,974

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

Inflation

As of June 30, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of June 30, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of June 30, 2008, approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of Funds From Operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among real estate investment trusts (“REITs”).  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and Capital Resources – Cash flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income available to common stockholders, the most directly comparable GAAP financial measure, to funds from operations available to common stockholders for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income available to common stockholders (1)	$21,303	$21,334	$56,063	$36,442
Add:
Depreciation and amortization (2)	27,003	22,654	52,813	46,172
Minority interest	948	902	1,899	1,809
Subtract:
Gain on sale of property (3)	(182)	(2,340)	(20,395)	(3,461)
FFO allocable to minority interest	(1,018)	(943)	(1,985)	(1,809)
Funds from operations available to common stockholders (1)	$48,054	$41,607	$88,395	$79,153

(1)          During the first quarter of 2008, we recognized aggregate non-cash impairment charges of approximately $1,985,000 for other-than-temporary declines in the fair value of investments and non-cash impairment charges on two properties of approximately $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego Market.  The industrial building located in Boston is classified as “held for sale” as of June 30, 2008. The office building in the San Diego Market was sold in the second quarter of 2008. During the first quarter of 2007, we redeemed our 9.10% series B cumulative redeemable preferred stock.  Accordingly, in compliance with EITF Topic D-42, we recorded a charge of $2,799,000 in the first quarter of 2007 for costs related to the redemption of our series B preferred stock.

(2)          Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations (for the periods prior to when such assets were sold or classified as “held for sale”).

(3)          Gain on sale of property for the three months ended June 30, 2008 and 2007 relates to the disposition of one property during the second quarter of 2008 and 2007.  Gain on sale of property for the six months ended June 30, 2008 and 2007 relates to the disposition of seven properties during the six months ended June 30, 2008 and two properties sold during the six months ended June 30, 2007.  Gain on sale of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our property portfolio as of June 30, 2008 (dollars in thousands):

		Rentable Square Feet			Annualized
Markets	Number of Properties	Operating	Redevelopment	Total	Base Rent (1)	Occupancy Percentages (1) (2)
California–Los Angeles Metro	1	31,343	–	31,343	$714	70.8%
California–San Diego	34	1,473,715	236,347	1,710,062	43,277	94.1
California–San Francisco Bay	17	1,452,297	26,363	1,478,660	56,434	97.6
Eastern Massachusetts	38	3,069,398	363,896	3,433,294	111,538	97.0
International–Canada	4	342,394	–	342,394	9,192	100.0
New Jersey/Suburban Philadelphia	8	441,504	–	441,504	8,239	87.5
Southeast	13	604,502	83,904	688,406	11,741	94.2
Suburban Washington D.C.	31	2,431,630	68,138	2,499,768	48,050	91.0
Washington–Seattle	13	1,034,477	11,291	1,045,768	31,413	98.7
Total Properties (Continuing Operations)	159	10,881,260	789,939	11,671,199	$320,598	95.0%

(1)          Excludes spaces at properties totaling 789,939 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment and one property with approximately 24,867 rentable square feet that is classified as “held for sale.”

(2)          Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of June 30, 2008 was 88.6%.

The following table provides information with respect to the lease expirations at our properties as of June 30, 2008:

		Rentable Square		Percentage of	Annualized Base
	Number of	Footage of		Aggregate	Rent of Expiring
	Leases	Expiring		Leased	Leases (per
Year of Lease Expiration	Expiring	Leases		Square Feet	rentable square foot)
2008	36 (1)	332,947	(1)	3.2%	$23.01
2009	66	813,077		7.9	25.61
2010	57	993,996		9.6	28.60
2011	69	1,812,134		17.5	27.91
2012	59	1,371,022		13.3	34.89
Thereafter	116	5,013,818		48.5	32.96

(1)          Includes 14 month-to-month leases for approximately 106,000 rentable square feet.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our swap agreements in effect on, June 30, 2008, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $2.7 million.  We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on June 30, 2008, would increase annual future earnings by approximately $2.7 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair values by approximately $64.4 million at June 30, 2008.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair values by approximately $66.7 million at June 30, 2008.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2008.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in values will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair values of our equity investments as of June 30, 2008 would decrease their fair values by approximately $7.5 million.

We have exposure to foreign currency exchange rate market risk related to our subsidiaries operating in Canada.  The functional currency of our foreign subsidiaries operating in Canada is the local currency.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income/loss as a separate component of stockholders’ equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of June 30, 2008, we estimate that a 10% increase in foreign currency rates relative to the U.S. dollar would increase annual future net income by approximately $884,000.  We further estimate that a 10% decrease in foreign currency rates relative to the U.S. dollar would decrease annual future net income by approximately $884,000.

Item 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 22, 2008, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualified.  The following directors were elected pursuant to the votes indicated:

Director	For	Withheld
Joel S. Marcus	26,518,173	3,232,841
James H. Richardson	26,626,285	3,124,729
Richard B. Jennings	22,096,482	7,654,532
John L. Atkins, III	26,666,505	3,084,509
Richard H. Klein	24,191,218	5,559,796
Martin A. Simonetti	24,476,629	5,274,385
Alan G. Walton	26,381,037	3,369,977

At the meeting, our stockholders also voted to approve the amendment and restatement of the Company’s 1997 Stock Award and Incentive Plan.  A total of 23,042,494 shares voted “for” the amendment and restatement, 3,816,752 shares voted “against” and 10,614 shares abstained.

Also at the meeting, our stockholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2008. A total of 26,090,197 shares voted “for” the ratification, 3,656,977 shares voted “against” and 3,835 shares abstained.

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

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)