Form 10-Q
period 2008-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2008-11-10
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 6, 2008, 32,228,211 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Rental properties, net	$3,199,755	$3,146,915
Properties undergoing development and redevelopment and land held for development	1,364,705	1,143,302
Cash and cash equivalents	15,391	8,030
Tenant security deposits and other restricted cash	68,040	51,911
Tenant receivables	6,849	6,759
Deferred rent	87,097	81,496
Investments	72,509	84,322
Other assets	118,794	119,359
Total assets	$4,933,140	$4,642,094

Liabilities and Stockholders’ Equity
Secured notes payable	$1,078,551	$1,212,904
Unsecured line of credit and unsecured term loan	1,266,000	1,115,000
Unsecured convertible notes	460,000	460,000
Accounts payable, accrued expenses and tenant security deposits	280,822	247,289
Dividends payable	31,939	27,575
Total liabilities	3,117,312	3,062,768

Minority interest	75,120	75,506

Stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	–
Common stock	318	316
Additional paid-in capital	1,377,280	1,365,773
Accumulated other comprehensive (loss) income	(16,528)	8,093
Total stockholders’ equity	1,740,708	1,503,820
Total liabilities and stockholders’ equity	$4,933,140	$4,642,094

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental	$85,829	$76,970	$251,161	$219,578
Tenant recoveries	26,803	21,420	75,342	60,230
Other income	2,648	3,717	8,790	10,854
	115,280	102,107	335,293	290,662

Expenses
Rental operations	29,749	24,944	85,666	70,390
General and administrative	8,588	8,310	25,827	24,192
Interest	19,948	23,659	59,925	63,502
Depreciation and amortization	27,447	23,726	80,122	68,780
Non-cash impairment on investments	–	–	1,985	–
	85,732	80,639	253,525	226,864
Minority interest	929	909	2,828	2,718
Income from continuing operations	28,619	20,559	78,940	61,080
Income from discontinued operations, net	(19)	2,341	15,769	7,652
Net income	28,600	22,900	94,709	68,732
Dividends on preferred stock	7,090	2,714	17,136	9,305
Preferred stock redemption charge	–	–	–	2,799
Net income available to common stockholders	$21,510	$20,186	$77,573	$56,628

Earnings per share - basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.68	$0.61	$1.95	$1.69
Discontinued operations, net	–	0.08	0.50	0.26
Earnings per share - basic	$0.68	$0.69	$2.45	$1.95

Earnings per share - diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$0.67	$0.60	$1.94	$1.67
Discontinued operations, net	–	0.08	0.49	0.26
Earnings per share - diluted	$0.67	$0.68	$2.43	$1.93

Weighted average shares of common stock outstanding
Basic	31,694,711	29,258,184	31,619,163	29,068,793
Diluted	31,959,890	29,507,316	31,906,627	29,406,687

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$94,709	$68,732
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	2,828	2,718
Depreciation and amortization	80,260	70,366
Amortization of loan fees and costs	5,228	4,419
Amortization of debt premiums/discount	(387)	(479)
Amortization of above and below market leases	(5,443)	(5,787)
Deferred rent	(9,726)	(11,140)
Stock compensation expense	10,114	8,188
Equity in loss related to investments	106	161
Gain on sales of investments	(7,215)	(8,823)
Gain/loss on properties “held for sale” and sales of property	(15,745)	(5,075)
Non-cash impairment on investments	1,985	–
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(16,129)	(22,039)
Tenant receivables	(90)	(674)
Other assets	(17,454)	(15,516)
Accounts payable, accrued expenses and tenant security deposits	45,374	53,496
Net cash provided by operating activities	168,415	138,547

Investing Activities
Additions to properties	(411,910)	(717,614)
Proceeds from sales of property	79,113	60,776
Additions to investments	(8,829)	(12,309)
Proceeds from investments	11,194	15,606
Net cash used in investing activities	(330,432)	(653,541)

Financing Activities
Proceeds from secured notes payable	6,719	202,700
Principal reductions of secured notes payable	(140,643)	(215,268)
Principal borrowings from unsecured line of credit	656,000	814,000
Repayments of borrowings from unsecured line of credit	(505,000)	(784,000)
Proceeds from unsecured convertible notes	–	450,800
Redemption of series B preferred stock	–	(57,500)
Proceeds from issuance of common stock	–	186,981
Proceeds from issuance of series D convertible preferred stock	242,186	–
Proceeds from exercise of stock options	2,498	1,937
Dividends paid on common stock	(75,678)	(65,953)
Dividends paid on preferred stock	(13,490)	(10,395)
Distributions to minority interest	(3,039)	(2,761)
Contributions by minority interest	1,107	2,285
Redemption of minority interest	(1,282)	–
Net cash provided by financing activities	169,378	522,826
Net increase in cash and cash equivalents	7,361	7,832
Cash and cash equivalents at beginning of period	8,030	2,948
Cash and cash equivalents at end of period	$15,391	$10,780

See the accompanying Notes to Condensed Consolidated Financial Statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Background

As used in this Quarterly Report on Form 10-Q, references to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and pre-eminent first-in-class international real estate investment trust focused principally on science-driven cluster formation through the ownership, operation, management, redevelopment, selective development and acquisition of properties containing office/laboratory space.  Alexandria is the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies.  Alexandria’s operating platform is based on the principle of “clustering”, with assets and operations located in key life science markets.  Our asset base approximates 13.3 million rentable square feet consisting of 160 properties approximating 11.7 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development approximating 1.6 million rentable square feet.

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

Accumulated other comprehensive (loss) income

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Unrealized gain on marketable securities	$7,998	$22,570
Unrealized loss on interest rate swap agreements	(28,464)	(26,919)
Unrealized gain on foreign currency translation	3,938	12,442
	$(16,528)	$8,093

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
Net income	$28,600	$22,900	$94,709	$68,732
Unrealized (loss) gain on marketable securities	(4,889)	447	(14,572)	(899)
Unrealized loss on interest rate swap agreements	(1,586)	(15,505)	(1,545)	(7,743)
Unrealized (loss) gain on foreign currency translation	(5,422)	5,240	(8,504)	10,388
Comprehensive income	$16,703	$13,082	$70,088	$70,478

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

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2008, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the nine months ended September 30, 2008 and 2007.

Earnings per share and dividends declared

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Net income available to common stockholders	$21,510	$20,186	$77,573	$56,628

Weighted average shares of common stock outstanding - basic	31,694,711	29,258,184	31,619,163	29,068,793
Add: dilutive effect of stock options and stock grants	265,179	249,132	287,464	337,894

Weighted average shares of common stock outstanding - diluted	31,959,890	29,507,316	31,906,627	29,406,687

Earnings per share – basic	$0.68	$0.69	$2.45	$1.95
Earnings per share – diluted	$0.67	$0.68	$2.43	$1.93
Dividends declared per common share	$0.80	$0.76	$2.38	$2.26

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

The dilutive effect of our series D convertible preferred stock will be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS 128.  For the three and nine months ended September 30, 2008, the

2.     Basis of presentation (continued)

Earnings per share and dividends declared (continued)

weighted average common stock equivalents related to our series D convertible preferred stock have been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

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

Fair value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require new fair value measurements of reported balances. SFAS 157 establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs”.  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) effective as of the issuance date and applicable to prior periods for which financial statements have not been issued which includes our September 30, 2008 consolidated financial statements.  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses various application issues including how available observable inputs in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

Impact of recently issued accounting standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) to clarify whether unvested share-based payment awards with nonforfeitable rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share, pursuant to SFAS 128.  FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be

2.     Basis of presentation (continued)

Impact of recently issued accounting standards (continued)

included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 applies to our fiscal years beginning on January 1, 2009 and requires that all prior-period earnings per share data be adjusted retroactively.  Early adoption is prohibited.  Based upon the provisions of FSP EITF 03-6-1, diluted earnings per share for the nine months ended September 30, 2008 would be approximately $2.41, or two cents lower than reported diluted earnings per share of $2.43.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is not directed to the entity, but directed to the entity’s independent public accountants. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its independent public accountants) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval on September 16, 2008, of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that affects the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash.  FSP APB 14-1 requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.  In addition, FSP APB 14-1 requires that the interest cost for our unsecured convertible notes be accounted for based on our unsecured nonconvertible debt borrowing rate.  FSP APB 14-1 applies to our fiscal years beginning on January 1, 2009 and requires retrospective application to all periods presented with early adoption prohibited.  The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately.  Once adopted, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of unsecured convertible notes that were issued in January 2007, including non-cash interest expense for prior periods as a result of its retrospective application.  We believe the additional annual non-cash interest expense we may recognize for the year ended December 31, 2007 under FSP APB 14-1 would result in an increase to interest expense classified in our consolidated income statement in the range of 7%, as our estimated nonconvertible debt borrowing rate of 6.05% is higher than the current contractual rate of 3.70% on our $460 million unsecured convertible notes.  FSP APB 14-1, once adopted, would also increase our non-cash interest in 2008 and future periods during which our unsecured convertible notes remain outstanding.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009.  Early adoption is prohibited.  The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  SFAS 160 applies to our fiscal year beginning on January 1, 2009 and will be adopted prospectively.  The presentation and disclosure requirements shall be applied retrospectively for all periods

Impact of recently issued accounting standards (continued)

presented.  Early adoption is prohibited.  The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders.  Additionally, upon adoption, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on our financial statements as our interest in the entity will be recognized at fair value with gains or losses included in net income.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date.  We adopted SFAS 159 as of January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

3.     Rental properties, net, properties undergoing development and redevelopment and land held for development

Rental properties, net consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land	$512,741	$531,171
Buildings and building improvements	2,914,960	2,786,036
Other improvements	178,645	185,726
	3,606,346	3,502,933
Less accumulated depreciation	(406,591)	(356,018)
Total	$3,199,755	$3,146,915

As of September 30, 2008 and December 31, 2007, we had approximately $1.4 billion and $1.1 billion, respectively, undergoing development, redevelopment and pre-construction activities.  As of September 30, 2008 and December 31, 2007, we had an existing aggregate 708,473 and 774,519 square feet, respectively, undergoing active redevelopment through a permanent change in use to office/laboratory space. In addition, as of September 30, 2008 and December 31, 2007, we had an existing aggregate of 1.6 million square feet undergoing active ground-up development consisting of vertical above ground construction of office/laboratory shell and core. Additionally, as of September 30, 2008 and December 31, 2007, we had an aggregate of 9.2 million and 6.6 million square feet, respectively, undergoing pre-construction activities (entitlements, permitting, design and site work; activities prior to commencement of vertical construction of above ground shell and core). In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”), we are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the nine months ended September 30, 2008 was approximately $53,345,000.

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

4.     Investments (continued)

The following table summarizes our “available for sale” securities (in thousands):

	September 30,	December 31,
	2008	2007
Cost of “available for sale” securities	$1,518	$5,626
Gross unrealized gains	8,561	23,947
Gross unrealized losses	(563)	(1,377)
Fair value of “available for sale” securities	$9,516	$28,196

We believe that the gross unrealized losses related to our “available for sale” securities as of September 30, 2008 shown above are temporary.

Our investments in privately held entities as of September 30, 2008 and December 31, 2007 totaled $62,993,000 and $56,126,000, respectively.  Of these totals, $62,902,000 and $55,841,000 are accounted for under the cost method.  The remainder ($91,000 and $285,000 as of September 30, 2008 and December 31, 2007, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of September 30, 2008, there were no unrealized losses in our investments in privately held entities.

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

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either (1) a London Interbank Offered Rate (“LIBOR”) based rate plus 1.00% to 1.45% depending on leverage or (2) the higher of a rate based upon the bank’s prime rate plus 0.0% to 0.25% depending on leverage or the Federal Funds rate plus 0.50%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011.  As of September 30, 2008, we had borrowings of $516 million outstanding on our unsecured line of credit with a weighted average interest rate of approximately 4.23%.  As of September 30, 2008, one-month LIBOR was 3.93%, the bank’s prime rate was 5.00%, and the Federal Funds rate was 2.00%.  The bank’s prime rate and the Federal Funds rate decreased to 4.00% and 1.00%, respectively, effective October 29, 2008.

Our unsecured term loan, as amended, bears interest at a floating rate based on our election of either (1) a London Interbank Offered Rate (“LIBOR”) based rate plus 1.00% to 1.45% depending on leverage or (2) the higher of a rate based upon the bank’s prime rate plus 0.0% to 0.25% depending on leverage or the Federal Funds rate plus 0.50%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012. As of September 30, 2008, we had borrowings of $750 million outstanding under the unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 6.06%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties.  As of September 30, 2008, aggregate unsecured borrowings were limited to approximately $2.4 billion.

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

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  The Note Measurement Period is the five consecutive trading day period following a request by a holder of the Notes. As of September 30, 2008, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

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

7.     Interest rate swap agreements (continued)

The following table summarizes our interest rate swap agreements as of September 30, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at September 30, 2008	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(2,632)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(59)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(913)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(919)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(2,445)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,089)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(52)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(1,415)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(1,666)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(28)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,552)
February 2008	February 7, 2008	December 1, 2008	2.640	38,600	38,600	69
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(460)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,798)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,798)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(804)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(793)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	–	(2,104)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	–	(2,110)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	–	(389)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(2,183)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(2,281)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(1,043)
Total					$817,100	$(28,464)

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

8.     Minority interest

Minority interest represents the third party interests in certain entities in which we have a controlling interest and a third party interest in a variable interest entity in which we are the primary beneficiary.  These entities own eight properties and three development parcels and are included in our consolidated financial statements.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  As of September 30, 2008 and December 31, 2007, the aggregate minority interest balances related to these entities were approximately $75.1 million and $75.5 million, respectively, and are classified as minority interest in the accompanying condensed consolidated balance sheets.

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

In September 2008, we declared a cash dividend on our common stock aggregating $25,717,000 ($0.80 per share) for the calendar quarter ended September 30, 2008.  In September 2008, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock aggregating $2,714,000 ($0.5234375 per share), for the period July 15, 2008 through October 15, 2008.  Additionally, in September 2008, we declared cash dividends on our Series D Preferred Stock aggregating approximately $4,375,000 ($0.4375 per share), for the period July 15, 2008 through October 15, 2008.

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

10.  Discontinued operations (continued)

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
Total revenue	$–	$2,185	$743	$7,469
Operating expenses	19	702	488	2,433
Revenue less operating expenses	(19)	1,483	255	5,036
Interest expense	–	288	93	871
Depreciation expense	–	468	138	1,588
Subtotal	(19)	727	24	2,577
Gain/loss on properties “held for sale” and sales of property, net	–	1,614	15,745	5,075
Income from discontinued operations, net	$(19)	$2,341	$15,769	$7,652

	September 30, 2008	December 31, 2007
Properties “held for sale”, net	$1,595	$30,331
Other assets	112	71
Total assets	$1,707	$30,402
Total liabilities	2	62
Net assets of discontinued operations	$1,705	$30,340

Income from discontinued operations, net for three months ended September 30, 2008, includes the results of operations of one property that was classified as “held for sale” as of September 30, 2008.  Income from discontinued operations, net for three months ended September 30, 2007, includes the results of operations of one property that was classified as “held for sale” as of September 30, 2008, seven properties that were sold during the nine months ended September 30, 2008 and four land parcels and three properties sold during 2007.  Income from discontinued operations, net for nine months ended September 30, 2008, includes one property that was classified as “held for sale” as of September 30, 2008, and seven properties that were sold during the nine months ended September 2008.  Income from discontinued operations, net for nine months ended September 30, 2007, includes one property that was classified as “held for sale” as of September 30, 2008, seven properties that were sold during the nine months ended September 30, 2008 and four land parcels and three properties sold during 2007.  During the nine months ended September 30, 2008, we sold two properties located in the San Diego Market and five properties located in the east bay area of the San Francisco Bay Market.  The total sales price for the properties sold in the nine months ended September 30, 2008 was approximately $84 million.  In accordance with SFAS 144, during the first quarter 2008, we recorded a non-cash impairment charge on properties “held for sale” of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego Market.  We sold the office building located in the San Diego Market during the second quarter 2008. The industrial building located in Boston is classified as “held for sale” and is included in rental properties, net as of September 30, 2008.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates” or “anticipates”, or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

•	unprecedented and extraordinary world-wide negative economic, financial, and banking conditions;

•	onset of significant world-wide economic recession and lack of confidence;

•	financial, banking and credit market conditions;

•	seizure or illiquidity of credit markets;

•	our failure to obtain capital (debt, construction financing and or equity) or refinance debt maturities;

•	increased interest rates and operating costs;

•	accounting rule changes for certain convertible debt instruments could increase significantly non-cash interest expense associated with our outstanding convertible notes;

•	adverse economic or real estate developments in our markets;

•	our failure to successfully complete and lease our existing space held for redevelopment and new properties acquired for that purpose and any properties undergoing development;

•	significant decreases in our active development, active redevelopment and or pre-construction activities resulting in significant increases in our interest, operating and payroll expenses;

•	difficulty managing our growth effectively;

•	our failure to successfully operate or lease acquired properties;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	the financial condition of our insurance carriers;

•	general and local economic conditions;

•	decreased rental rates or increased vacancy rates/failure to renew or replace expiring leases;

•	defaults on or non-renewal of leases by tenants;

•	our failure to comply with laws or changes in law;

•	compliance with environmental laws;

•	our failure to maintain our status as a REIT;

•	certain ownership interests outside the United States may subject us to different or greater risks than those associated with our domestic operations; and

•	fluctuations in foreign currency exchange rates.

This list of risks and uncertainties, however, is only a summary and is not intended to be exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended

December 31, 2007.  Readers of our Quarterly Report on Form 10-Q should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report.

Overview

Since our formation in October 1994, we have devoted substantially all of our resources to science-driven cluster formation through the ownership, operation, management, redevelopment, selective development and acquisition of properties containing technical environments, including office/laboratory space. We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies.

As of September 30, 2008, we had 160 properties containing approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment) of office/laboratory space.  As of that date, our properties were approximately 95.6% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment and one property that was classified as “held for sale”.  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.

As of September 30, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of September 30, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of September 30, 2008, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed or indexed based on the consumer price index or another index.

Results of operations

Comparison of Three Months Ended September 30, 2008 (“Third Quarter 2008”) to Three Months Ended September 30, 2007 (“Third Quarter 2007”)

Rental revenues increased by $8.9 million, or 12%, to $85.8 million for Third Quarter 2008 compared to $77.0 million for Third Quarter 2007.  The increase resulted primarily from rental revenues from properties acquired, placed in service or redeveloped during the periods after July 1, 2007 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $5.4 million, or 25%, to $26.8 million for Third Quarter 2008 compared to $21.4 million for Third Quarter 2007.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped during the periods after July 1, 2007.

Other income for Third Quarter 2008 and Third Quarter 2007 of $2.6 million and $3.7 million, respectively, represents construction management fees, interest, investment income and storage income.  As a percentage of total revenues, other income for Third Quarter 2008 remained relatively consistent with Third Quarter 2007 at approximately in the 2% and 3% range of total revenues.

Rental operating expenses increased by $4.8 million, or 19%, to $29.7 million for Third Quarter 2008 compared to $24.9 million for Third Quarter 2007.  The increase resulted primarily from rental operating expenses (primarily property taxes, and utilities) from properties acquired, placed in service or redeveloped during the periods after July 1, 2007.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $0.3 million, or 3%, to $8.6 million for Third Quarter 2008 compared to $8.3 million for Third Quarter 2007.  As a percentage of total revenues, general and administrative expenses for Third Quarter 2008 remained relatively consistent with Third Quarter 2007 at approximately 7% to 8% of total revenues.

Interest expense decreased by $3.7 million, or 16%, to $19.9 million for Third Quarter 2008 compared to $23.7 million for Third Quarter 2007.  The decrease resulted primarily from a decrease in floating interest rates and was partially offset by an increase in indebtedness on our unsecured line of credit and unsecured term loan.  These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2007 and 2008.  The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest swap agreements) decreased from 6.43% as of September 30, 2007 to 4.60% as of September 30, 2008.  We have entered into certain swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest Rate Swap Agreements”).

Depreciation and amortization increased by $3.7 million, or 16%, to $27.4 million for Third Quarter 2008 compared to $23.7 million for Third Quarter 2007.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after July 1, 2007.

Income from discontinued operations, net of ($19,000) for Third Quarter 2008 reflects the results of operations of one property classified as “held for sale” as of September 30, 2008.  Income from discontinued operations, net of $2.3 million for Third Quarter 2007 reflects the results of operations of one property that was classified as “held for sale” as of September 30, 2008, seven properties sold in 2008 and four properties and four land parcels sold during 2007.  In connection with the one property and four land parcels sold in Third Quarter 2007, we recorded a gain of approximately $1.6 million.

Comparison of Nine Months Ended September 30, 2008 (“Nine Months 2008”) to Nine Months Ended September 30, 2007 (“Nine Months 2007”)

Rental revenues increased by $31.6 million, or 14%, to $251.2 million for Nine Months 2008 compared to $219.6 million for Nine Months 2007.  The increase resulted primarily from rental revenue from properties acquired, placed in service or redeveloped during the periods after January 1, 2007 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $15.1 million, or 25%, to $75.3 million for Nine Months 2008 compared to $60.2 million for Nine Months 2007.  The increase resulted primarily from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.

Other income for Nine Months 2008 and Nine Months 2007 of $8.8 million and $10.9 million, respectively, represents construction management fees, interest, investment and storage income.  As a percentage of total revenues, other income for Nine Months 2008 remained relatively consistent with Nine Months 2007 at approximately 3% to 4% of total revenues.

Rental operating expenses increased by $15.3 million, or 22%, to $85.7 million for Nine Months 2008 compared to $70.4 million for Nine Months 2007. The increase resulted primarily from increases in rental operating expenses (primarily property taxes, contractual services, and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.6 million, or 7%, to $25.8 million for Nine Months 2008 compared to $24.2 million for Nine Months 2007 primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally.  As a percentage of total revenues, general and administrative expenses for Nine Months 2008 remained relatively consistent with Nine Months 2007 at approximately 8% of total revenues.

Interest expense decreased by $3.6 million, or 6%, to $59.9 million for Nine Months 2008 compared to $63.5 million for Nine Months 2007.  The decrease resulted primarily from a decrease in floating interest rates and was partially offset by an increase in indebtedness on our unsecured line of credit and unsecured term loan.  These borrowings were utilized to finance the development, redevelopment and acquisition of properties in 2007 and 2008.  The weighted average interest rate on our unsecured line of credit and unsecured term loan (not including the effect of interest swap agreements) decreased from 6.43% as of September 30, 2007 to 4.60% as of September 30, 2008.  We have entered into certain swap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest Rate Swap Agreements”).

Depreciation and amortization increased by $11.3 million, or 16%, to $80.1 million for Nine Months 2008 compared to $68.8 million for Nine Months 2007.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after January 1, 2007.

During the Nine Months 2008, we recognized a non-cash impairment charge of $1,985,000 associated with an other than temporary decline in the value of certain investments below their carrying value.

Income from discontinued operations, net of $15.8 million for Nine Months 2008, reflects the results of operations of seven properties that were sold during the Nine Months 2008 and one property classified as “held for sale” as of September 30, 2008.  In connection with the seven properties sold in Nine Months 2008, we recorded a gain of approximately $20.4 million.  In accordance with Statement of Financial Accounting Standards No. 144, we recorded a non-cash impairment charge of $4,650,000 during Nine Months 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego Market. The industrial building located in Boston is classified as “held for sale” as of September 30, 2008.  Income from discontinued operations, net for nine months ended September 30, 2007, includes one property that was classified as “held for sale” as of September 30, 2008, seven properties that were sold during the Nine Months 2008 and four land parcels and three properties sold during 2007. In connection with the three properties and four land parcels sold in Nine Months 2007, we recorded a gain of approximately $5.1 million.

Liquidity and capital resources

Cash flows

Net cash provided by operating activities for Nine Months 2008 increased by $29.9 million to $168.4 million compared to $138.5 million for Nine Months 2007.  The increase resulted primarily from an increase in cash flows from operations and cash flows from overall changes in operating assets and liabilities.

Net cash used in investing activities was $330.4 million for Nine Months 2008 as compared to $653.5 million for Nine Months 2007.  The decrease in net cash used in investing activities was primarily due to a decrease of $305.7 million in cash used for additions to properties and higher cash proceeds from the sale of properties of approximately $18.3 million during the Nine Months 2008 as compared to the Nine Months 2007.

Net cash provided by financing activities decreased by $353.4 million to $169.4 million for Nine Months 2008 compared to $522.8 million for Nine Months 2007.  In Nine Months 2008, proceeds from the issuance of Series D preferred stock, secured notes payable, and borrowings from our unsecured line of credit of approximately $904.9 million were reduced by principal repayments on secured notes payable and our unsecured line of credit of approximately $645.6 million.  Additionally, we redeemed minority interests on two of our properties for approximately $1.3 million during the Nine Months 2008.  In Nine Months 2007, proceeds from secured notes payable, unsecured convertible notes, borrowings from our unsecured line of credit, and issuance of common stock of approximately $1.7 billion were reduced by the series B preferred redemption payments, principal repayments on secured notes payable, and our unsecured line of credit of approximately $1.1 billion.

Contractual obligations and commitments

Contractual obligations as of September 30, 2008, consisted of the following (in thousands):

		Payments by Period

	Total	2008	2009-2010	2011-2012	Thereafter

Secured notes payable	$1,078,551	$2,143	$355,079	$218,814	$502,515
Unsecured line of credit and unsecured term loan	1,266,000	–	516,000	750,000	–
Unsecured convertible notes	460,000	–	–	460,000	–
Estimated interest payments	467,711	52,930	202,224	131,326	81,231
Ground lease obligations	629,708	1,486	13,531	15,933	598,758
Other obligations	4,951	361	2,659	1,931	–
Total	$3,906,921	$56,920	$1,089,493	$1,578,004	$1,182,504

Secured notes payable as of September 30, 2008 consisted of 29 notes secured by 64 properties and 4 land development parcels.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011.  Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon on contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

Ground lease obligations as of September 30, 2008 included leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms of 24 to 98 years, exclusive of extension options.

In addition to the above, as of September 30, 2008, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and infrastructure improvements under the terms of leases approximated $562.3 million.  We expect payments for these obligations to occur over the next five years, subject to capital planning adjustments from time to time.  We were also committed to fund approximately $46.8 million for certain investments over the next six years.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Funds held in trust under the terms of certain secured notes payable	$20,581	$20,375
Funds held in escrow related to construction projects	44,909	23,727
Other funds	2,550	7,809
Total	$68,040	$51,911

Secured notes payable

Secured notes payable totaled $1.1 billion and $1.2 billion as of September 30, 2008 and December 31, 2007, respectively.  Our secured notes payable had weighted average interest rates of 5.72% and 6.08% at September 30, 2008 and December 31, 2007, respectively, with maturity dates ranging from June 2009 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  At September 30, 2008, our secured notes payable were comprised of $787.6 million and $290.9 million of fixed and variable rate debt, respectively, compared to $902.9 million and $310.0 million of fixed and variable rate debt, respectively, at December 31, 2007.

The following is a summary of the scheduled principal payments for our secured debt and the weighted average interest rates as of September 30, 2008 (in thousands):

Year	Amount		Weighted Average Interest Rate
2008	$2,143		5.72	%(1)
2009	263,956	(2)	5.72	(3)
2010	91,123		5.91	(3)
2011	181,911		5.77	(3)
2012	36,903		5.96	(3)
Thereafter	502,515	(2)	5.89	(3)
	$1,078,551	(2)

(1)    The weighted average interest rate is calculated based on outstanding debt as of September 30, 2008.

(2)    Includes minority interests’ share of scheduled principal maturities of approximately $42.4 million, of which approximately $20.4 million and $21.1 million mature in 2009 and thereafter, respectively.

(3)    The weighted average interest rate is calculated based on outstanding debt as of December 31st of the year immediately preceding the year presented.

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

Our unsecured line of credit, as amended, bears interest at a floating rate based on our election of either (1) a London Interbank Offered Rate (“LIBOR”) based rate plus 1.00% to 1.45% depending on leverage or (2) the higher of a rate based upon the bank’s prime rate plus 0.0% to 0.25% depending on leverage or the Federal Funds rate plus 0.50%. For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. As of September 30, 2008, we had borrowings of $516 million outstanding on our unsecured line of credit with a weighted average interest rate of approximately 4.23%.  As of September 30, 2008, one-month LIBOR was 3.93%, the bank’s prime rate was 5.00%, and the Federal Funds rate was 2.00%.  The bank’s prime rate and the Federal Funds rate decreased to 4.00% and 1.00%, respectively, effective October 29, 2008.  In October 2008, we elected prime based rates for a portion of our unhedged variable rate debt when the prime based rate was lower than the LIBOR based rate.

Our unsecured term loan, as amended, bears interest at a floating rate based on our election of either (1) a London Interbank Offered Rate (“LIBOR”) based rate plus 1.00% to 1.45% depending on leverage or (2) the higher of a rate based upon the bank’s prime rate plus 0.0% to 0.25% depending on leverage or the Federal Funds rate plus 0.50%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.  As of September 30, 2008, we had borrowings of $750 million outstanding under the unsecured term loan with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 6.06%.

Our unsecured line of credit and our unsecured term loan contain financial covenants, including, among other things, maintenance of minimum net worth, a leverage ratio and a fixed charge coverage ratio. In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions and mergers.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquire additional unencumbered properties.  As of September 30, 2008, aggregate unsecured borrowings were limited to approximately $2.4 billion.

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

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to stated maturity only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  The Note Measurement Period is the five consecutive trading day period following a request by a holder of the Notes. As of September 30, 2008, the Notes had a conversion rate of approximately 8.4842 common shares per $1,000 principal amount of the Notes and a conversion price of approximately $117.87 per share of our common stock.

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

The following table summarizes our interest rate swap agreements as of September 30, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at September 30, 2008	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(2,632)
December 2003	December 29, 2006	October 31, 2008	5.090	50,000	50,000	(59)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(913)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(919)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(2,445)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,089)
December 2006	June 29, 2007	October 31, 2008	4.920	50,000	50,000	(52)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(1,415)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(1,666)
May 2005	November 30, 2007	November 28, 2008	4.460	25,000	25,000	(28)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,552)
February 2008	February 7, 2008	December 1, 2008	2.640	38,600	38,600	69
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(460)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,798)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,798)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(804)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(793)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	–	(2,104)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	–	(2,110)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	–	(389)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(2,183)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(2,281)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(1,043)
Total					$817,100	$(28,464)

In October 2008, we entered into three additional interest rate swap agreements with notional amounts totaling $275 million at fixed interest pay rates ranging from 2.750% to 3.119%.  The swap agreements are effective in October 2008 and September 2009 and have termination dates ranging from December 2009 to January 2011.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are on the standard International Swaps & Derivatives Association, Inc. form) define certain terms between us and each counterparty to address and minimize certain risks associated with our swap agreements, including a default by a counterparty.

As of September 30, 2008 and December 31, 2007, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits at their fair values aggregating approximately $28.5 million and $26.9 million, respectively, with the offsetting adjustment reflected as net unrealized loss in accumulated other comprehensive (loss) income in stockholders’ equity.  Balances in accumulated other comprehensive income/loss are recognized in earnings as swap payments are made.

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

Notwithstanding our expectations, financial markets have recently experienced unusual volatility and uncertainty. While this condition has occurred initially within the “subprime” mortgage lending sector of the credit market, financial systems throughout the world have become illiquid with banks no longer willing to lend substantial amounts to other banks and other borrowers. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms or at any terms. Our ability to finance our development and redevelopment projects and pending or new acquisitions, as well as our ability to refinance debt maturities could be adversely affected by our inability to secure capital on reasonable terms, if at all.  See Part II “Item 1A. Risk Factors”.

The current extraordinary and unprecedented U.S. and world-wide economic, financial, banking and credit market crisis and the onset of a significant world-wide economic recession and lack of confidence have necessitated the modification of our capital expenditures across all areas of our business, including operating expenses, general and administrative expenses and construction expenditures. We must focus on preservation of capital while maintaining future growth prospects. We expect to significantly reduce our capital expenditures in 2009 as compared to 2008 while we focus on the completion of our existing active redevelopment projects aggregating 708,473 square feet and our existing active development projects aggregating 1,565,000 square feet. Additionally, we plan to continue with pre-construction activities for certain land parcel for future ground-up/vertical above ground development. These important pre-construction activities add value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings. We will also be prudent and careful with any future decisions to add new projects to our active ground-up/vertical developments aggregating 1,565,000 square feet. Future reductions in construction activities will reduce our capital expenditures however if construction activities, including pre-construction activities, cease, certain construction and or pre-construction costs, including interest, taxes, insurance, payroll and other costs, will be expensed as incurred.

Capital Expenditures and Leasing Costs

The following provides additional information with respect to capital expenditures and leasing costs incurred during the nine months ended September 30, 2008 (in thousands):

Property-related capital expenditures (1)	$1,145
Leasing costs (2)	$1,058
Property-related costs (3)	$306,111

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

Inflation

As of September 30, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of September 30, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Additionally, as of September 30, 2008, approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income available to common stockholders, the most directly comparable GAAP financial measure, to funds from operations available to common stockholders for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income available to common stockholders (1)	$21,510	$20,186	$77,573	$56,628
Add:
Depreciation and amortization (2)	27,447	24,194	80,260	70,366
Minority interest	929	909	2,828	2,718
Subtract:
Gain on sale of property (3)	—	(1,614)	(20,395)	(5,075)
FFO allocable to minority interest	(1,054)	(952)	(3,039)	(2,761)
Funds from operations available to common stockholders (1)	$48,832	$42,723	$137,227	$121,876

(1)   During the first quarter of 2008, we recognized aggregate non-cash impairment charges of approximately $1,985,000 for other-than-temporary declines in the fair value of investments and non-cash impairment charges of approximately $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego Market.  The industrial building located in Boston is classified as “held for sale” as of September 30, 2008. The office building in the San Diego Market was sold in the second quarter of 2008. During the first quarter of 2007, we redeemed our 9.10% series B cumulative redeemable preferred stock.  Accordingly, in compliance with EITF Topic D-42, we recorded a charge of $2,799,000 in the first quarter of 2007 for costs related to the redemption of our series B preferred stock.

(2)   Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations (for the periods prior to when such assets were sold or classified as “held for sale”).

(3)   Gain on sale of property for the three months ended September 30, 2007 relates to the dispositions of one property and four land parcels during the third quarter of 2007.  Gain on sale of property for the nine months ended September 30, 2008 and 2007 relates to the dispositions of seven properties during the nine months ended September 30, 2008 and three properties and four land parcels during the nine months ended September 30, 2007.  Gain on sale of property is included in the income statement in income from discontinued operations, net.

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2008 (dollars in thousands):

		Rentable Square Feet			Annualized
Markets	Number of Properties	Operating	Redevelopment	Total	Base Rent (1)	Occupancy Percentages (1) (2)
California–Los Angeles Metro	1	31,343	–	31,343	$820	88.3%
California–San Diego	34	1,501,769	208,293	1,710,062	43,669	94.2
California–San Francisco Bay	17	1,430,981	47,679	1,478,660	56,122	98.7
Eastern Massachusetts	38	3,122,518	310,776	3,433,294	114,403	97.1
International–Canada	4	342,394	–	342,394	9,093	100.0
New Jersey/Suburban Philadelphia	8	441,504	–	441,504	8,341	87.5
Southeast	13	612,330	75,090	687,420	11,633	94.5
Suburban Washington D.C.	31	2,430,241	66,635	2,496,876	49,425	92.4
Washington–Seattle	13	1,045,768	–	1,045,768	32,004	99.0
Total Properties (Continuing Operations)	159	10,958,848	708,473	11,667,321	$325,510	95.6%

(1)   Excludes spaces at properties totaling 708,473 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment and one property with approximately 24,867 rentable square feet that is classified as “held for sale.”

(2)   Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of September 30, 2008 was 89.8%.

The following table provides information with respect to the lease expirations at our properties as of September 30, 2008:

		Rentable Square		Percentage of	Annualized Base
	Number of	Footage of		Aggregate	Rent of Expiring
	Leases	Expiring		Leased	Leases (per
Year of Lease Expiration	Expiring	Leases		Square Feet	rentable square foot)
2008	26 (1)	282,354	(1)	2.7%	$22.05
2009	73	844,481		8.1	25.61
2010	61	987,991		9.4	28.31
2011	68	1,766,910		16.9	28.03
2012	58	1,362,543		13.0	34.86
Thereafter	128	5,230,189		49.9	33.01

(1)   Includes 12 month-to-month leases for approximately 84,000 rentable square feet. During the nine months ended September 30, 2008, we executed leases for 1.7 million rentable square feet with GAAP basis rental rate increases of 14.9% on renewed/released space.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR, the Federal Funds rate, or the bank’s reference rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our swap agreements in effect on, September 30, 2008, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $3.7 million.  We further estimate that a 1% decrease in interest rates on our variable debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on September 30, 2008, would increase annual future earnings by approximately $3.7 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair values by approximately $59.8 million at September 30, 2008.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair values by approximately $62.1 million at September 30, 2008.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2008.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our balance sheets at fair value with unrealized gains or losses reported as a component of comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other than temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in values will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair values of our equity investments as of September 30, 2008 would decrease their fair values by approximately $7.3 million.

We have exposure to foreign currency exchange rate market risk related to our subsidiaries operating in Canada.  The functional currency of our foreign subsidiaries operating in Canada is the local currency.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income/loss as a separate component of stockholders’ equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of September 30, 2008, we estimate that a 10% increase in foreign currency rates relative to the U.S. dollar would increase annual future net income by approximately $982,000.  We further estimate that a 10% decrease in foreign currency rates relative to the U.S. dollar would decrease annual future net income by approximately $982,000.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.      RISK FACTORS

In addition to the information set forth in this Quarterly Report, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

Risks relating to current state of capital markets

The global financial crisis, and other events or circumstances beyond the control of the Company, may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially as a “subprime” mortgage crisis has turned into an extraordinary U.S. and worldwide economic and financial crisis. Recently, concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a deep and prolonged recession.  Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system.  Consumers and money managers have liquidated equity investments and consumers and banks have held cash and other lower risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of solid and successful companies and unusual failures of financial institutions.  Additionally, financial systems throughout the world have become “frozen” with banks no longer willing to lend substantial amounts to other banks and other borrowers.  This “freeze” of credit from financial institutions and other lenders and the unprecedented declines in the market values of U.S. and foreign stock exchanges has led to an extraordinary level of illiquidity and significantly higher cost of debt and equity capital.  Even if the credit markets begin to unfreeze, there is risk that the cost and availability of debt and equity capital will remain at an extraordinarily high cost and at unprecedented and illiquid levels.

The U.S. and foreign governments have taken extraordinary actions in an attempt to “unfreeze” the worldwide financial crisis.  These extraordinary actions, including the merger of large financial institutions and significant investment in and control by government bodies, has so far resulted in limited or no relief to the frozen credit markets, and there is no assurance that their actions will ultimately be successful.  Additionally, extraordinary governmental controls have been put in place, including temporary ban of “short sales” on certain publicly traded stocks and guarantees of money market funds to avoid further illiquidity and failure of financial institutions, which have also resulted in limited relief, if any, to the frozen credit markets.  The resulting and ongoing lack of available credit, lack of lending between financial institutions and other key lending sources (such as life insurance companies and pension funds), lack of lending to other borrowers and further failures and consolidation of financial institutions could materially and adversely affect our tenants, key vendors and contractors, financial condition, results of operations, ability to fund our construction activities and other capital needs and our access to capital.  Disruptions, uncertainty or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or at all, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond the control of the Company through ongoing extraordinary disruptions in the global economy and financial systems or other events.

There can be no assurance that actions of the U.S. Government, Federal Reserve, and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law.  Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets.  The federal government, the Federal Reserve Board, and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced.  Such continued volatility could materially and adversely affect our business, financial condition, and results of operations, or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

We could incur significant costs due to the financial condition of our insurance carriers.

We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more of our insurance companies that we hold policies with may be negatively impacted resulting in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the costs to renew our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.

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

(*)   Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Accounting Officer)