Form 10-K
period 2008-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2009-02-17
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

     The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $3.1 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2008.

     As of February 9, 2009, the registrant had outstanding 32,368,422 shares of Common Stock.

Documents Incorporated By Reference

     Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 20, 2009.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

i

PART I

Certain information and statements included in this annual report on Form 10-K, including, without limitation, statements containing the words “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates” or “anticipates”, or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

•                  unprecedented and extraordinary worldwide negative economic, financial, and banking conditions;

•                  the onset of significant worldwide economic recession and lack of confidence;

•                  financial, banking and credit market conditions;

•                  the seizure or illiquidity of credit markets;

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

•                  significant decreases in our active development, active redevelopment or pre-construction activities resulting in significant increases in our interest, operating and payroll expenses;

•                  our failure to successfully operate or lease acquired properties;

•                  the financial condition of our insurance carriers;

•                  general and local economic conditions;

•                  decreased rental rates or increased vacancy rates/failure to renew or replace expiring leases;

•                  defaults on or non-renewal of leases by tenants;

•                  our failure to comply with laws or changes in law;

•                  compliance with environmental laws;

•                  our failure to maintain our status as a real estate investment trust (“REIT”);

•                  certain ownership interests outside the United States may subject us to different or greater risks than those associated with our domestic operations; and

•                  fluctuations in foreign currency exchange rates.

This list of risks and uncertainties, however, is only a summary and is not intended to be exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.  Readers of our annual report on Form 10-K should also read our Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

As used in this annual report on Form 10-K, references to the “Company”, “we”, “our”, and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and pre-eminent first-in-class REIT focused principally on science-driven cluster formation.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biopharmaceutical, medical device, product, service, and translational entities, as well as government agencies.  Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.  As of December 31, 2008, we had 159 properties (155 properties located in ten states in the United States and four properties located in Canada) containing approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development of approximately 875,000 rentable square feet.

Business and strategy

We focus our property operations and investment activities principally in the following life science markets:

•                  California – Los Angeles Metro;

•                  California – San Diego;

•                  California – San Francisco Bay;

•                  Eastern Massachusetts;

•                  New Jersey/Suburban Philadelphia;

•                  New York City;

•                  Southeast;

•                  Suburban Washington, D.C.;

•                  Washington – Seattle; and

•                  International.

Our tenant base is broad and diverse within the life science industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources.  For a more detailed description of our properties and tenants, see “Item 2. Properties”.  We have an experienced Board of Directors and are led by a senior management team with extensive experience in both the real estate and life science industries.

2008 demonstrated the strength and durability of our core operations providing office/laboratory space to the broad and diverse life science industry.  Our operating results have been steady over the period from our initial public offering in May 1997 through December 31, 2008.  Our core operating results were solid for 2008, during a period of an extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crises, the onset of a significant worldwide economic recession and drastic decline in consumer confidence and the consumer driven economy. Financial systems throughout the world have become illiquid with banks much less willing to lend substantial amounts to other banks and borrowers. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing or capital on reasonable terms or on any terms.

The current economic, financial and banking environment, worldwide economic recession and lack of consumer confidence have caused and mandated significant reductions to our capital expenditures across all areas of our business, including operating expenses, general and administrative expenses, and development and construction.  We intend to focus on preservation of capital while maintaining future long term growth prospects.  We intend to significantly reduce our capital expenditures in 2009 as compared to 2008 and focus on the completion of our existing active redevelopment projects aggregating approximately 590,057 rentable square feet and our existing active development projects aggregating approximately 875,000 rentable square feet. Additionally, we intend to continue with pre-construction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value.  These important pre-construction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future reductions in construction activities will reduce our capital expenditures.  However, if construction activities (including pre-construction activities) cease, certain construction and or pre-construction costs, including interest, taxes, insurance, payroll and other costs, will be expensed as incurred.  We also intend to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.   We expect the source of funds over several years for the repayment of outstanding debt to be provided by opportunistic sales of real estate, joint ventures and through the issuance of additional equity securities, as appropriate.  As of December 31, 2008, we had identified three assets “held for sale” which have been classified in discontinued operations.

We seek to maximize funds from operations (“FFO”), balance sheet liquidity and flexibility and cash available for distribution to our stockholders through the ownership, operation, management and selective redevelopment, development and acquisition of life science properties, as well as management of our balance sheet.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations” for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to maximize FFO, balance sheet liquidity and flexibility and cash available for distribution by:

•                  maintaining a solid, liquid and flexible balance sheet;

•                  retenanting and re-leasing space at higher rental rates while minimizing tenant improvement costs;

•                  maintaining solid occupancy while also maintaining high lease rental rates;

•                  realizing contractual rental rate escalations, which are currently provided for in approximately 94% of our leases (on a rentable square footage basis);

•                  implementing effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures;

•                  improving investment returns through leasing of vacant space and replacement of existing tenants with new tenants at higher rental rates;

•                  achieving higher rental rates from existing tenants as existing leases expire;

•                  selectively redeveloping existing office, warehouse, shell space or newly acquired properties into generic laboratory space that can be leased at higher rental rates in our target life science cluster markets; and

•                  selectively developing properties in our target life science cluster markets.

Redevelopment

A key component of our long term business is redevelopment of existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates.  As of December 31, 2008, we had approximately 590,057 rentable square feet undergoing redevelopment at 13 properties.  In addition to properties undergoing redevelopment, as of December 31, 2008, our asset base contained embedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.6 million rentable square feet.  However, new commitments for significant additional redevelopment projects are not strategic priorities in the near term.

Development

Another key component of our long term business is ground-up development projects.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2008, we had five parcels of land undergoing ground-up development approximating 875,000 rentable square feet of office/laboratory space.  We also have an embedded pipeline for future ground-up development approximating 9.6 million developable square feet of office/laboratory space.  However, new commitments for significant additional ground-up developments are not strategic priorities in the near term.

Tenants

  As of December 31, 2008, we had 416 leases with a total of 347 tenants, and 79 of our 159 properties were single-tenant properties.  Our three largest tenants accounted for approximately 14.3% of our aggregate annualized base rent, or approximately 7.2%, 4.4% and 2.7%, respectively. None of our tenants represented more than 10% of total revenues for the year ended December 31, 2008.

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

Available information

We will provide, upon request and free of charge, paper copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  These materials are also available through our corporate website at http://www.labspace.com.  The current charters of our Board of Director’s Audit, Compensation and Nominating & Governance Committees, along with the Company’s corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-compliance (the “Business Integrity Policy”), are available to interested stockholders upon request and are posted on our corporate website.  Additionally, any amendments to, and waivers of, our Business Integrity Policy will be posted on our corporate website.  Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations.  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the SEC ‘s website at http://www.sec.gov.

Employees

As of December 31, 2008, we had 152 full-time employees.  We believe that we have good relations with our employees.  We have adopted a Business Integrity Policy that applies to all of our employees.  Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

The global financial crisis, and other events or circumstances beyond the control of the Company, may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially as a “subprime” mortgage crisis has turned into an extraordinary United States and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. Recently, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a steep economic decline and fears of a deep and prolonged recession.  Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system.  Consumers and money managers have liquidated equity investments and consumers and banks have held cash and other lower risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and unusual failures of financial institutions.  Additionally, financial systems throughout the world are undergoing severe structural changes with banks much less willing to lend substantial amounts to other banks and borrowers.  This extraordinary level of illiquidity has caused a significant decline in available credit from financial institutions and other lenders and the unprecedented declines in the market values of United States and foreign stock exchanges has led to significantly higher cost of debt and equity capital.

The United States and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the consumer driven economy.  These extraordinary actions, including the merger of large financial institutions and significant investment in and control by government bodies, has so far resulted in limited or no relief to the credit markets, and there is no assurance that their actions will ultimately be successful.  Additionally, extraordinary government controls have been attempted, including a temporary ban of “short sales” on certain publicly traded stocks and guarantees of money market funds, which have also resulted in limited relief, if any, to the credit markets.  The resulting and ongoing lack of available credit, lack of lending between financial institutions and other key lending sources (such as life insurance companies and pension funds), lack of lending to borrowers and further failures and consolidation of financial institutions could materially and adversely affect our tenants, key vendors and contractors, financial condition, results of operations, ability to fund our construction activities, ability to refinance debt and other capital needs and our access to capital.

There can be no assurance that actions of the United States Government, Federal Reserve, and other government and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In an unprecedented response to the financial and economic crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, former President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law.  Pursuant to the EESA, the United States Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets.  The federal government, the Federal Reserve Board, and other government and regulatory bodies have taken or are considering other actions to address the financial crisis.  There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced.  Such continued volatility could materially and adversely affect our business, financial condition, and results of operations, or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, and results of operations.  Disruptions, uncertainty or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or at all, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond the control of the Company through ongoing extraordinary disruptions in the global economy and financial systems or other events.

We may not be able to obtain additional capital to further our business objectives.

Our ability to develop, redevelop or acquire properties depends upon our ability to obtain capital.  The real estate industry is currently experiencing a debt and equity capital market that is virtually frozen.  This lack of capital is expected to cause a decrease in the level of new investment activity by publicly traded real estate companies.  A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments.  An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing and completing desirable investments, and which could otherwise adversely affect our business.  Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders.  Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

Possible future sales of shares of our common stock could adversely affect its market price.

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time.  Sales of substantial amounts of capital stock (including common stock issued upon the exercise of stock options, the conversion of convertible debt securities or the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock.

We have reserved a number of shares of common stock for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (sometimes referred to herein as our equity incentive plan).  As of December 31, 2008, a total of 942,510 shares of our common stock were reserved for issuance under our Amended and Restated 1997 Stock Award and Incentive Plan.

As of December 31, 2008, options to purchase 186,054 shares of our common stock were outstanding, all of which were exercisable.  We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan.  In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act).  Affiliates will be able to sell shares of our common stock pursuant to exemptions from registration requirements or upon registration.

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to many factors, including:

•                  the availability of debt and/or equity capital;

•                  the condition of our balance sheet;

•                  the condition of the financial and banking industries;

•                  actual or anticipated variations in our quarterly operating results or dividends;

•                  the amount and timing of debt maturities and other contractual obligations;

•                  changes in our FFO or earnings estimates;

•                  the publication of research reports about us, the real estate industry, or the life science industry;

•                  the general reputation of REITs and the attractiveness of their equity securities in comparison to other debt or equity securities (including securities issued by other real estate-based companies);

•                  general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends;

•                  changes in our analyst ratings;

•                  changes in market valuations of similar companies;

•                  adverse market reaction to any additional debt we incur in the future;

•                  additions or departures of key management personnel;

•                  actions by institutional stockholders;

•                  speculation in the press or investment community;

•                  terrorist activity adversely affecting the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•                  government regulatory action and changes in tax laws;

•                  the realization of any of the other risk factors included in this annual report on Form 10-K; and

•                  general market and economic conditions.

Many of the factors listed above are beyond our control.  These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business or our prospects.

Our debt service obligations may have adverse consequences on our business operations.

We use debt to finance our operations, including development, redevelopment and acquisitions of properties. Our use of debt may have adverse consequences, including the following:

•                  our cash flow from operations may not be sufficient to meet required payments of principal and interest;

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

•                  a default under a mortgage loan that has cross default provisions may cause us to automatically default on another loan;

•                  we may not be able to refinance or extend our existing debt;

•                  the terms of any refinancing or extension may not be as favorable as the terms of our existing debt;

•                  we may be subject to a significant increase in the variable interest rates on our unsecured line of credit and unsecured term loan and certain other borrowings, which could adversely impact our operations; and

•                  the terms of our debt obligations may require a reduction in our distributions to stockholders.

As of December 31, 2008, we had outstanding mortgage indebtedness of approximately $1.1 billion, secured by 64 properties and four land development parcels, and outstanding debt under our unsecured line of credit and unsecured term loan of approximately $1.4 billion. In addition, as of December 31, 2008, we had $460 million of 3.70% unsecured convertible notes outstanding.

We may not be able to refinance our debt.

Due to the high volume of real estate debt financing in recent years, the industry may require more funds to refinance debt maturities than the potential funds available by lenders.  This potential shortage of available funds from lenders may limit our ability to refinance our debt as it matures, our cash flows, our ability to make distributions to our stockholders, our financial condition and results of operations and the market price of our common stock.

We may not be able to borrow additional amounts under our unsecured line of credit and unsecured term loan.

Aggregate unsecured borrowings under our unsecured line of credit and unsecured term loan is limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of certain land and construction projects and compliance with certain financial and non-financial covenants.  Borrowings under our unsecured line of credit and unsecured term loan are funded by a group of approximately 50 banks.  Our ability to borrow additional amounts under our unsecured line of credit and unsecured term loan may be negatively impacted by a decrease in cash flows from our properties, a default or cross default under our unsecured line of credit and unsecured term loan, non-compliance of one or more loan covenants and non-performance or failure of one or more lenders under our unsecured line of credit and unsecured term loan. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured line of credit or unsecured term loan.  Our inability to borrow additional amounts could delay or prevent us from acquiring, financing and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured line of credit or unsecured term loan may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition and results of operations.

Our unsecured line of credit and unsecured term loan restrict our ability to engage in some business activities.

Our unsecured line of credit and unsecured term loan contain customary negative covenants and other financial and operating covenants that, among other things:

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

We could become highly leveraged and our debt service obligations could increase.

Our organizational documents do not limit the amount of debt that we may incur.  Therefore, we could become highly leveraged.  This would result in an increase in our debt service obligations that could adversely affect our cash flow and our ability to make distributions to our stockholders.  Higher leverage could also increase the risk of default on our debt obligations.

If interest rates rise, our debt service costs will increase and the value of our properties may decrease.

Our unsecured line of credit, unsecured term loan and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future.  Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt.  Additionally, increases in market interest rates may result in a decrease in the value of our real estate and decrease the market price of our common stock.  Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

We are subject to risks and liabilities in connection with properties owned through partnerships, limited liability companies and joint ventures.

Our organizational documents do not limit the amount of funds that we may invest in non-wholly owned partnerships, limited liability companies or joint ventures.  Partnership, limited liability company or joint venture investments involve certain risks, including:

•                  upon bankruptcy of non-wholly owned partnerships, limited liability companies, or joint venture entities, we remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•                  we may share certain approval rights over major decisions of third parties;

•                  we may be required to contribute such capital if our partners fail to fund their share of any required capital contributions;

•                  our partners, co-members or joint ventures might have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the property or our ability to maintain our qualification as a REIT;

•                  our ability to sell the interest when we desire on advantageous terms may be limited or restricted under the terms of our agreements with our partners; and

•                  we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above market price to continue ownership.

We generally seek to maintain sufficient control of our partnerships, limited liability companies and joint ventures to permit us to achieve our business objectives. However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders or the market price of our common stock.

The conversion rights of our unsecured convertible notes may be detrimental to holders of our common stock.

We have $460 million of unsecured convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%.  Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the Notes may require us to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to but excluding the repurchase date.  At issuance, the Notes had an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the Notes is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2008, the Notes had a conversion rate of approximately 8.5070 common shares per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.  Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to the stated maturity on the Notes only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  The Note Measurement Period is the five consecutive trading day period following a request by a holder of the Notes to convert his Notes.

The conversion of the Notes for our common stock would dilute stockholder ownership in the Company, and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities.  Any adjustments to the conversion rate of the Notes would exacerbate their dilutive effect.  Further, holders of the Notes may request conversion of the Notes to cash at a time when we need to conserve our cash reserves, in which event, such conversion may adversely affect us and our stockholders.

The conversion rights of our convertible preferred stock may be detrimental to holders of common stock.

We have outstanding 10,000,000 shares of 7.00% series D cumulative convertible preferred stock (“Series D Preferred Stock”).  The Series D Preferred Stock may be converted into shares of our common stock subject to certain conditions.  At December 31, 2008, the conversion rate for the Series D Preferred Stock was 0.2479 shares of our common stock per $25.00 liquidation preference, which was equivalent to a conversion price of approximately $100.85 per share of common stock.  The conversion rate for the Series D Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  In addition, on or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares.

The conversion of the Series D Preferred Stock for our common stock would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  Any adjustments to the conversion rates of the Series D Preferred Stock would exacerbate their dilutive effect.  Further, the conversion rights by the holders of the Series D Preferred Stock might be triggered in situations where we need to conserve our cash reserves, in which event, our election, under certain conditions, to repurchase such Series D Preferred Stock in lieu of converting them into common stock might adversely affect us and our stockholders.

We may not be able to sell our properties quickly to raise money.

Investments in real estate are relatively illiquid compared to other investments.  Accordingly, we may not be able to sell our properties when we desire or at prices acceptable to us in response to changes in economic or other conditions.  In addition, the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) limits our ability to sell properties held for fewer than two years.  These limitations on our ability to sell our properties may adversely affect our cash flows, our ability to repay debt and our ability to make distributions to our stockholders.

If our revenues are less than our expenses, we may have to borrow additional funds and we may not be able to make distributions to our stockholders.

If our properties do not generate revenues sufficient to meet our operating expenses, including our debt service obligations and capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs.  This could adversely affect our ability to make distributions to our stockholders.  Factors that could adversely affect the revenues we generate from, and the values of, our properties include:

•                  national, local and worldwide economic conditions;

•                  competition from other life science properties;

•                  changes in the life science industry;

•                  real estate conditions in our target markets;

•                  our ability to collect rent payments;

•                  availability of financing;

•                  changes to the financial and banking industries;

•                  changes in interest rate levels;

•                  vacancies at our properties and our ability to re-lease space;

•                  changes in tax or other regulatory laws;

•                  the costs of compliance with government regulation;

•                  the lack of liquidity of real estate investments; and

•                  increases in operating costs.

In addition, if a lease at a property is not a triple net lease, we will have greater expenses associated with that property and greater exposure to increases in such expenses.  Significant expenditures, such as mortgage payments, real estate taxes and insurance and maintenance costs are generally fixed and do not decrease when revenues at the related property decrease.

Our distributions to stockholders may decline at any time.

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

•                  the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and

•                  other factors our Board of Directors deem relevant.

A reduction in distributions to stockholders may negatively impact our stock price.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our Board of Directors may determine in the future to pay dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock. The Internal Revenue Service recently issued Revenue Procedure 2009-15, which provides guidance regarding certain dividends payable in cash or stock at the election of stockholders and declared with respect to taxable years ending on or before December 31,2009. Under Revenue Procedure 2009-15, a distribution of our stock pursuant to such an election will be considered a taxable distribution of property in an amount equal to the amount of cash that could have been received instead if, among other things, 10% or more of the distribution is payable in cash.  Any such dividend would be distributed in a manner intended to count toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction.  A reduction in the cash yield on our common stock may negatively impact our stock price.

We may be unsuccessful with our real estate development activities.

A key component of our long term business consists of the ground-up development of space for lease. Our success with our development projects depends on many risks that may adversely affect our business, including those associated with:

•                  unprecedented and extraordinary worldwide negative economic, financial, and banking conditions;

•                  the onset of significant worldwide economic recession and lack of confidence;

•                  the seizure or illiquidity of credit markets;

•                  national, local and worldwide economic conditions;

•                  delays in construction;

•                  budget overruns;

•                  lack of availability and/or increasing costs of materials;

•                  commodity pricing of building materials and supplies;

•                  financing availability;

•                  changes in the life sciences, financial and banking industries;

•                  volatility in interest rates;

•                  labor availability and/or strikes;

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

We have spaces available for redevelopment that may be difficult to redevelop or successfully lease to tenants.

A key component of our long term business is redevelopment of existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates. There can be no assurance that we will be able to complete spaces undergoing redevelopment or initiate additional redevelopment projects.  Redevelopment activities subject us to many risks, including delays in permitting, financing availability, engaging contractors, availability and pricing of materials and labor and other redevelopment uncertainties.  In addition, there can be no assurance that, upon completion, we will be able to successfully lease the space or lease the space at rental rates at or above the returns on our investment anticipated by our stockholders.

Improvements to life science properties are significantly more costly than traditional office space.

Our properties contain infrastructure improvements that are significantly more costly than other property types.  Although we have historically been able to recover the additional investment in infrastructure improvements through higher rental rates, there is the risk that we will not be able to continue to do so in the future. Typical improvements include:

•                  reinforced concrete floors;

•                  upgraded roof loading capacity;

•                  increased floor to ceiling heights;

•                  heavy-duty heating, ventilation and air conditioning (“HVAC”) systems;

•                  enhanced environmental control technology;

•                  significantly upgraded electrical, gas and plumbing infrastructure; and

•                  laboratory benches.

We may not be able to operate properties successfully.

Our success depends in large part upon our ability to operate our properties successfully.  If we are unable to do so, our business could be adversely affected.  The ownership and operation of real estate is subject to many risks that may adversely affect our business and our ability to make payments to our stockholders, including the risks that:

•                  our properties may not perform as we expect;

•                  we may lease space at rates below our expectations;

•                  we may not be able to obtain financing on acceptable terms; and

•                  we may underestimate the cost of improvements required to maintain or improve space up to standards established for the market position intended for that property.

If we encounter any of these risks, our business and our ability to make distributions to our stockholders could be adversely affected.

We face substantial competition in our target markets.

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

•                  owners/occupants.

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

Poor economic conditions in our markets could adversely affect our business.

Our properties are located in the following markets:

•                  California – Los Angeles Metro;

•                  California – San Diego;

•                  California – San Francisco Bay;

•                  Eastern Massachusetts;

•                  New Jersey/Suburban Philadelphia;

•                  New York City;

•                  Southeast;

•                  Suburban Washington, D.C.;

•                  Washington – Seattle; and

•                  International – Canada.

As a result of our geographic concentration, we depend upon the local economic conditions in these markets, including local real estate conditions.  We are, therefore, subject to increased exposure (positive or negative) to economic, tax, currency fluctuations, and other competitive factors specific to markets in confined geographic areas.  Our operations may also be affected if too many competing properties are built in any of these markets.  An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to stockholders.  We cannot assure our stockholders that these markets will continue to grow or will remain favorable to the life science industry.

We are largely dependent on the life science industry for revenues from lease payments.

In general, our business and strategy is to invest primarily in properties used by tenants in the life science industry.  Our business could be adversely affected if the life science industry is impacted by the current economic, financial and banking crisis or if the life science industry migrates from the United States to other countries.  Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments.  Also, some of our properties may be better suited for a particular life science industry tenant and could require modification before we are able to re-lease vacant space to another life science industry tenant.  Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed.

Our tenants may not be able to pay us if they are unsuccessful in discovering, developing, making or selling their products and technologies.

Our life science industry tenants are subject to a number of risks, including the following, any one or more of which may adversely affect their ability to make rental payments to us:

•                  Some of our tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans.

•                  Some of our tenants depend on availability of reimbursements from various government entities or private insurance plans and reimbursements may decrease in the future.

•                  Some of our tenants may not be able to manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•                  Drugs that are developed and manufactured by some of our tenants require regulatory approval, including the approval of the United States Food and Drug Administration, prior to being made, marketed, sold and used.  The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the expenditure of substantial resources and is often unpredictable.  A tenant may fail or experience significant delays in obtaining these approvals.

•                  Some of our tenants and their licensors require patent, copyright or trade secret protection to develop, make, market and sell their products and technologies.  A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies do not issue, or are successfully challenged, narrowed, invalidated or circumvented by third parties, or if the tenant fails to obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies.

•                  A drug made by a tenant may not be well accepted by doctors and patients, may be less effective or accepted than a competitor’s drugs, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, manufactured and the requisite regulatory approvals are obtained.

•                  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms, private investors, the public markets, companies in the life science industry or federal, state and local governments.  Such funding may become unavailable or difficult to obtain.  The ability of each tenant to raise capital will depend on their financial and operating condition and the overall condition of the financial, banking and economic environment.

•                  Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies which are commercially useful in the discovery or identification of potential drug targets or drugs.

We cannot assure our stockholders that our tenants will be able to develop, make, market or sell their products and technologies due to the risks inherent in the life science industry.  Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above, may have difficulty making rental payments to us.

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space.  Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.  As of December 31, 2008, leases at our properties representing approximately 9.5% and 10.5% of the aggregate leased square footage of our properties, excluding month-to-month leases, were scheduled to expire in 2009 and 2010, respectively.

The inability of a tenant to pay us rent could adversely affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases.  If our tenants, especially significant tenants, fail to make rental payments under their leases, our financial condition, cash flow and ability to make distributions to our stockholders could be adversely affected.

As of December 31, 2008, we had 416 leases with a total of 347 tenants, and 79 of our 159 properties were single-tenant properties.  Our three largest tenants accounted for approximately 14.3% of our aggregate annualized base rent, or approximately 7.2%, 4.4% and 2.7%, respectively.  “Annualized base rent” means the annualized fixed base rental amount in effect as of December 31, 2008, using rental revenues calculated on a straight-line basis in accordance with United States generally accepted accounting principles (“GAAP”).  Annualized base rent does not include reimbursements for real estate taxes, insurance, utilities, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property.  If any of our tenants becomes a debtor in a case under the United States Bankruptcy Code, as amended, we cannot evict that tenant solely because of its bankruptcy.  The bankruptcy court may authorize the tenant to reject and terminate its lease with us.  Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease.  Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

Our United States government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay us.

United States government tenants may be subject to annual budget appropriations.  If one of our United States government tenants fails to receive its annual budget appropriation, it might not be able to make its lease payments to us.  In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws.  All of our leases with United States government tenants provide that the government tenant may terminate the lease under certain circumstances.  As of December 31, 2008, leases with United States government tenants at our properties accounted for approximately 2.5% of our aggregate annualized base rent.

We could be held liable for damages resulting from our tenants’ use of hazardous materials.

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

Together with our tenants, we must comply with federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products.  Failure to comply with, or changes in, these laws and regulations could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.

Our properties may have defects that are unknown to us.

Although we review the physical condition of our properties before they are acquired, and on a periodic basis after acquisition, any of our properties may have characteristics or deficiencies unknown to us that could adversely affect the property’s value or revenue potential.

We may incur significant costs complying with the Americans With Disabilities Act and similar laws.

Under the Americans With Disabilities Act, places of public accommodation and/or commercial facilities are required to meet federal requirements related to access and use by disabled persons.  We may be required to make substantial capital expenditures at our properties to comply with this law.  In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state and local laws and regulations exist regarding access by disabled persons.  These regulations may require modifications to our properties or may affect future renovations.  This may limit the overall returns on our investments.

We may incur significant costs if we fail to comply with laws or if laws change.

Our properties are subject to many federal, state and local regulatory requirements and to state and local fire, life-safety and other requirements.  If we do not comply with all of these requirements, we may have to pay fines to government authorities or damage awards to private litigants.  We do not know whether these requirements will change or whether new requirements will be imposed.  Changes in these regulatory requirements could require us to make significant unanticipated expenditures.  These expenditures could have an adverse effect on us and our ability to make distributions to our stockholders.

We could incur significant costs complying with environmental laws.

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

Under environmental laws and regulations, we may have to pay government entities or third parties for property damage and for investigation and clean-up costs incurred by those parties relating to contaminated properties regardless of whether we knew of or caused the contamination.  Even if more than one party may have been responsible for the contamination, we may be held responsible for all of the clean-up costs.  In addition, third parties may sue us for damages and costs resulting from environmental contamination or jointly responsible parties may contest their responsibility or be financially unable to pay their share of such costs.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials.  These laws may impose fines and penalties on us for the release of asbestos-containing materials and may allow third parties to seek recovery from us for personal injury from exposure to asbestos fibers.  We have detected asbestos-containing materials at some of our properties, but we do not expect that they will result in material environmental costs or liabilities to us.

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

The additional investigations have included, as appropriate:

•                  asbestos surveys;

•                  radon surveys;

•                  lead surveys;

•                  mold surveys;

•                  additional public records review;

•                  subsurface sampling; and

•                  other testing.

Nevertheless, it is possible that the assessments on our properties have not revealed, nor that assessments on future acquisitions will reveal, all environmental liabilities.  Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants and that could have a material adverse effect on our business.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.

When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Some molds may produce airborne toxins or irritants.  Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria.  Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions.  As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation.  In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

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

Our insurance may not adequately cover all potential losses.

If we experience a loss at any of our properties that is not covered by insurance or that exceeds our insurance policy limits, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties.  We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties.  We have obtained earthquake insurance for our properties because many of them are located in the vicinity of active earthquake faults.  We also carry environmental remediation insurance and have title insurance policies on all of our properties. We obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

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

Terrorist attacks may have an adverse impact on our business and operating results and could decrease the value of our assets.

Terrorist attacks such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties.  To the extent that future terrorist attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.

The loss of services of any of our senior executive officers could adversely affect us.

We depend upon the services of relatively few executive officers.  The loss of services of any one of them may adversely affect our business, financial condition and prospects.  We use the extensive personal and business relationships that members of our management have developed over time with owners of life science properties and with major life science industry tenants.  We cannot assure our stockholders that our senior executive officers will remain employed with us.

If we fail to qualify as a REIT, we would be taxed at corporate rates and would not be able to take certain deductions when computing our taxable income.

If, in any taxable year, we fail to qualify as a REIT:

•                  we would be subject to federal income tax on our taxable income at regular corporate rates;

•                  we would not be allowed a deduction for distributions to our stockholders in computing taxable income;

•                  unless we were entitled to relief under the Internal Revenue Code, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification; and

•                  we would no longer be required by the Internal Revenue Code to make any distributions to our stockholders.

As a result of any additional tax liability, we might need to borrow funds or liquidate certain investments in order to pay the applicable tax.  Accordingly, funds available for investment or distribution to our stockholders would be reduced for each of the years involved.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, and the determination of various factual matters and circumstances not entirely within our control.  There are only limited judicial or administrative interpretations of these provisions.  Although we believe that we have operated in a manner so as to qualify as a REIT, we cannot assure our stockholders that we are or will remain so qualified.

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

We may change our business policies without stockholder approval.

Our Board of Directors determines all of our material business policies, with management’s input, including those related to our:

•                  status as a REIT;

•                  incurrence of debt and debt management activities;

•                  selective development, redevelopment and acquisition activities;

•                  stockholder distributions; and

•                  other policies, as appropriate.

Our Board of Directors may amend or revise these policies at any time without a vote of our stockholders. A change in these policies could adversely affect our business and our ability to make distributions to our stockholders.

There are limits on the ownership of our capital stock under which a stockholder may lose beneficial ownership of its shares.

The Internal Revenue Code provides that, in order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals or entities.

In addition, our charter prohibits, with certain limited exceptions, direct, indirect or constructive ownership of shares of our capital stock representing more than 9.8% of the combined total value of the outstanding shares of our capital stock by any person (the “Ownership Limit”).  Our Board of Directors may exempt a stockholder from the Ownership Limit if, prior to the exemption, our Board of Directors receives all information it deems necessary to determine or ensure our status as a REIT.

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

In addition to the ownership limit, certain provisions of our charter and bylaws and our stockholder rights plan may delay or prevent transactions that may be deemed to be desirable to our stockholders.

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

Our charter permits the removal of a director only upon a two-thirds vote of the votes entitled to be cast generally in the election of directors, and our bylaws require advance notice of a stockholder’s intention to nominate directors or to present business for consideration by stockholders at an annual meeting of our stockholders.  Our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

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

External factors may adversely impact the valuation of investments.

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

We face risks associated with short-term liquid investments.

We have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income.  From time to time, these investments may include (either directly or indirectly) obligations (including certificates of deposit) of banks, money market funds, Treasury bank securities and other highly rated short-term securities.  Investments in these securities and funds are not insured against loss of principal.  Under certain circumstances we may be required to redeem all or part of these securities or funds will be redeemable at par value.  A decline in the value of our investments or delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition and our ability to pay our obligations as they become due.

We have certain ownership interests outside the United States  that may subject us to different or greater risks than those associated with our domestic operations.

We have four operating properties and one development parcel in Canada and two development parcels in China.  International development, ownership and operating activities involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include but are not limited to:

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

•                  challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings;

•                  differences in lending practices;

•                  differences in languages, cultures and time zones; and

•                  changes in applicable laws and regulations in the United States that affect foreign operations.

Although our international activities currently represent a relatively small portion of our overall business, these risks could increase in significance which, in turn, could have an adverse impact on our results of operations and financial condition.

We are subject to risks from potential fluctuations in exchange rates between the United States dollar and foreign currencies.

We have four operating properties and one development parcel in Canada and two development parcels in China.  Investments in countries where the United States dollar is not the local currency are subject to international currency risk from the potential fluctuations in exchange rates between the United States dollar and the local currency.  A significant decrease in the value of the Canadian dollar, Chinese Renminbi, or other foreign currencies where we may have a significant investment could materially affect our results of operations.  We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest.  Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2008, we had 159 properties containing approximately 11.7 million rentable square feet of office/laboratory space.  Excluding properties undergoing redevelopment and properties classified as “held for sale”, our properties were approximately 94.8% leased as of December 31, 2008.  The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties typically include:

•                  reinforced concrete floors;

•                  upgraded roof loading capacity;

•                  increased floor to ceiling heights;

•                  heavy-duty HVAC systems;

•                  enhanced environmental control technology;

•                  significantly upgraded electrical, gas and plumbing infrastructure; and

•                  laboratory benches.

As of December 31, 2008, we held a fee simple interest in each of our properties, except for 19 properties that accounted for approximately 17% of the total rentable square footage of our properties. Of the 19 properties, we held three properties in the San Francisco Bay market, one property in the Southeast market, two properties in the Suburban Washington, D.C. market and 13 properties in the Eastern Massachusetts market pursuant to ground leasehold interests. See further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules”.

In addition, as of December 31, 2008, our asset base contained land parcels aggregating to approximately 1.6 million developable square feet in Canada and the New York City and San Francisco Bay markets which we held pursuant to ground leasehold interests and two land parcels aggregating approximately 35,000 square meters in China which we held pursuant to land usage rights.

As of December 31, 2008, we had 416 leases with a total of 347 tenants, and 79 of our 159 properties were single-tenant properties.  Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of ten to 20 years. As of December 31, 2008:

•                  approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses (including increases thereto) in addition to base rent, and, in addition to our triple net leases, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses;

•                  approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•                  approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

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

Location of properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth, as of December 31, 2008, the total rentable square footage, annualized base rent and encumbrances of our properties in each of our existing markets (dollars in thousands):

Markets	Number of Properties	Total Rentable Square Footage	% of Total Rentable Square Footage	Annualized Base Rent (1)	% of Annualized Base Rent	Encumbrances (2)
California – Los Angeles Metro	1	31,343	0.3%	$820	0.2%	$6,154
California – San Diego	31	1,643,208	14.1	43,594	13.3	129,659
California – San Francisco Bay	17	1,478,660	12.7	56,542	17.2	203,252
Eastern Massachusetts	38	3,456,296	29.6	116,017	35.3	346,421
New Jersey/Suburban Philadelphia	8	441,504	3.8	8,341	2.5	16,081
Southeast	13	687,420	5.9	12,446	3.8	—
Suburban Washington, D.C.	31	2,495,101	21.3	48,608	14.8	181,002
Washington – Seattle	13	1,045,768	8.9	32,244	9.8	40,209
International – Canada	4	342,394	2.9	8,773	2.7	—
Properties – Continuing Operations	156	11,621,694	99.5	327,385	99.6	922,778
Properties – Discontinued Operations	3	64,218	0.5	1,220	0.4	13,774
Properties – Total	159	11,685,912	100.0%	$328,605	100.0%	$936,552

(1)                                Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2008 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Amounts exclude spaces at properties totaling approximately 590,057 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

(2)                                Certain properties are pledged as security under our secured notes payable as of December 31, 2008.  See Schedule III — Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. and Subsidiaries in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties, including encumbered properties.  Excludes approximately $145.4 million of encumbrances related to properties undergoing development or redevelopment, and land held for development.

Redevelopment

A key component of our business is redevelopment of existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates.  As of December 31, 2008, we had approximately 590,057 rentable square feet undergoing redevelopment at 13 properties.  In addition to properties undergoing redevelopment, as of December 31, 2008, our asset base contained embedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.6 million rentable square feet.

The following table summarizes total rentable square footage undergoing redevelopment as of December 31, 2008:

Markets/Submarkets	Estimated In-Service Dates	Rentable Square Footage Undergoing Redevelopment/ Total Property

California – San Diego/Torrey Pines	2009/2010	84,504 / 84,504
California – San Diego/Torrey Pines	2009	13,591 / 43,600
California – San Diego/Torrey Pines	2009	11,338 / 107,709
California – San Diego/Torrey Pines	2009	39,224 / 76,084
Eastern Massachusetts/Cambridge	2009	75,045 / 177,101
Eastern Massachusetts/Cambridge	2009	90,841 / 369,831
Eastern Massachusetts/Suburban	2009/2010	113,045 / 113,045
Eastern Massachusetts/Suburban	2010	30,000 / 30,000
Southeast/Florida	2009	42,712 / 44,855
Southeast/North Carolina	2009	6,729 / 60,519
Southeast/North Carolina	2008 (1)	16,393 / 77,395
Suburban Washington, D.C./ Gaithersburg	2008 (2)	15,504 / 44,464
Suburban Washington, D.C./Shady Grove	2009	51,131 / 123,501
		590,057 / 1,352,608

(1)                                  This project will be delivered to the tenant for occupancy in February 2009.

(2)                                  This project was delivered to the tenant for occupancy in January 2009.

As of December 31, 2008, our estimated cost to complete was approximately $80 per rentable square foot for the 590,057 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.  Our final costs for these redevelopment projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

There can be no assurance that we will be able to complete spaces undergoing redevelopment or initiate additional redevelopment projects.  Redevelopment activities subject us to many risks, including delays in permitting, financing availability, engaging contractors, availability and pricing of materials and labor and other redevelopment uncertainties.  In addition, there can be no assurance that, upon completion, we will be able to successfully lease the space or lease the space at rental rates at or above the returns on our investment anticipated by our stockholders.

Development

Another key component of our business is ground-up development.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2008, we had five parcels of land undergoing ground-up development approximating 875,000 rentable square feet of office/laboratory space.  In the first quarter of 2009, we expect to initiate vertical construction of a two-building project aggregating 210,000 rentable square feet located at Mission Bay, San Francisco, Ca.  Pfizer, Inc. has leased 100,000 rentable square feet and has an option for an additional 50,000 rentable square feet.  We also have an embedded pipeline for future ground-up development approximating 9.6 million developable square feet of office/laboratory space.  However, new commitments for significant additional ground-up developments are not strategic priorities in the near term.

The following table summarizes our properties undergoing ground-up development as of December 31, 2008:

Markets/Submarkets	Building Descriptions	Estimated In-Service Dates	Estimated Investment Per Square Foot	Rentable Square Feet	Leasing Status

California – San Francisco Bay/ Mission Bay	Multi-tenant Bldg.	2010	$350	158,000	100% Leased or Committed
California – San Francisco Bay/ So. San Francisco	Two Bldgs., Single or Multi-tenant	2009	$350	162,000	16% Leased; Marketing
California – San Francisco Bay/ So. San Francisco	Single Tenant Bldg.	2009	$350	130,000	55% Leased with Option for Remaining Space Through 2009
New York – New York City – East Tower	Multi-tenant Bldg.	2010/2011	$500	310,000	Marketing; Negotiating Substantial Letter of Intent
Washington – Seattle	Single Tenant Bldg. with 5% Retail	2010	$390	115,000	92% Leased with Option for Additional 3%; 5% Retail
				875,000

As of December 31, 2008, our estimated committed costs to complete the 875,000 rentable square feet undergoing ground-up development was approximately $100 per rentable square foot.  Our final costs for these development projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

A component of our business also includes ground-up development projects outside of the United States. We have the ability to develop up to 924,000 rentable square feet in Edinburgh, Scotland. We have a right to purchase the land for this development over the next 13 years. We also have a development site in Toronto, Canada for the ground-up development of a multi-story building aggregating 770,000 rentable square feet. This parcel is subject to a 99-year ground lease. We also have two development parcels in China subject to land use rights. One development parcel is located in South China for a two-building project aggregating 280,000 rentable square feet. This project is nearing shell completion. As of December 31, 2008, our estimated remaining costs to complete shell construction was less than $7 million. The second development parcel is located in North China for a two-building project aggregating 300,000 rentable square feet. As of December 31, 2008, our estimated remaining costs to complete shell construction was approximately $18.7 million. Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.  We do not expect to make any new commitments for significant ground-up development projects in the near term.

Our success with our development projects depends on many risks that may adversely affect our business, including those associated with:

•                  unprecedented and extraordinary worldwide negative economic, financial, and banking conditions;

•                  the onset of significant worldwide economic recession and lack of confidence;

•                  the seizure or illiquidity of credit markets;

•                  national, local and worldwide economic conditions;

•                  delays in construction;

•                  budget overruns;

•                  lack of availability and/or increasing costs of materials;

•                  commodity pricing of building materials and supplies;

•                  financing availability;

•                  changes in the life sciences, financial and banking industries;

•                  volatility in interest rates;

•                  labor availability and/or strikes;

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

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 7.2% of our annualized base rent.  The following table sets forth information regarding leases with our 10 largest tenants based upon annualized base rent as of December 31, 2008:

10 Largest Tenants

Tenant	Number of Leases	Remaining Lease Term in Years		Approximate Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (in thousands) (1)	Percentage of Aggregate Annualized Base Rent
Novartis AG	4	6.8	(2)	401,181	3.8%	$23,629	7.2%
GlaxoSmithKline plc	6	6.4	(3)	345,521	3.3	14,359	4.4
ZymoGenetics, Inc.	2	10.4	(4)	203,369	1.9	8,747	2.7
United States Government	7	4.6	(5)	311,769	3.0	8,354	2.5
Massachusetts Institute of Technology	3	3.3	(6)	178,952	1.7	7,899	2.4
Theravance, Inc.	2	3.3	(7)	170,244	1.6	6,136	1.9
Dyax Corporation	1	3.2		91,527	0.9	5,775	1.7
Genentech, Inc.	1	9.8		126,971	1.2	5,527	1.7
Amylin Pharmaceuticals, Inc.	3	7.4	(8)	158,983	1.5	5,460	1.7
The Scripps Research Institute	2	7.9	(9)	96,500	0.9	5,193	1.6
Total/Weighted Average (10):	31	6.3		2,085,017	19.8%	$91,079	27.8%

(1)                                Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2008 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(2)                                Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 47,185 rentable square feet, 81,441 rentable square feet, and 17,114 rentable square feet with remaining lease terms of 9.3 years, 4.8 years, 1.5 years, and 0.0 years, respectively.

(3)                                Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (represents two leases at two properties containing 68,000 and 60,759 rentable square feet); 47,870 rentable square feet, 17,932 rentable square feet and 150,960 rentable square feet with remaining lease terms of 11.3 years, 9.0 years, 2.8 years and 1.9 years, respectively.

(4)                                As of November 14, 2008, Novo A/S owned approximately 31.7% of ZymoGenetics, Inc.

(5)                                Amount shown is a weighted average of multiple leases with this tenant for 81,580 rentable square feet, 114,568 rentable square feet (represents three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and 54,906 rentable square feet), 105,000 rentable square feet, 7,057 rentable square feet, and 3,564 rentable square feet with remaining lease terms of 6.3 years, 4.8 years, 3.4 years, 0.6 years and 0.3 years, respectively.

(6)                                Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet and 83,561 rentable square feet with remaining lease terms of 4.5 years, 2.8 years and 2.1 years, respectively.

(7)                                As of October 31, 2008, GlaxoSmithKline plc owned 15.2% of the outstanding stock of Theravance, Inc.

(8)                                Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (represents two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet) with remaining lease terms of 9.1 years and 6.1 years, respectively.

(9)                                Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 8.8 years and 7.7 years, respectively.

(10)                          Weighted average based on percentage of aggregate leased square feet.

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ARE”. On February 9, 2009, the last reported sales price per share of our common stock was $60.20, and there were approximately 267 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of CEDE & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to our common stock for each such period:

Period	High	Low	Per Share Distribution
2008
Fourth Quarter	$112.72	$33.12	$0.80
Third Quarter	$116.50	$92.55	$0.80
Second Quarter	$107.50	$92.73	$0.80
First Quarter	$104.23	$85.97	$0.78
2007
Fourth Quarter	$107.45	$88.98	$0.78
Third Quarter	$103.93	$83.73	$0.76
Second Quarter	$112.17	$96.13	$0.76
First Quarter	$116.23	$97.26	$0.74

Future distributions on our common stock will be determined by and at the discretion of our Board of Directors and will be dependent upon a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors deems relevant.  To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) and Series D Preferred Stock.  From the date of issuance of our preferred stock through December 31, 2008, we have paid full cumulative dividends on our Series C Preferred Stock and Series D Preferred Stock.  We cannot assure our stockholders that we will make any future distributions.

The tax treatment of distributions paid in 2008 is as follows: (1) 81.1% ordinary dividend, (2) 6.6% capital gain at 15%, and (3) 12.3% return of capital.  The tax treatment of distributions on common stock paid in 2007 was as follows:  (1) 83.6% ordinary dividend, (2) 10.0% capital gain at 15%, (3) 5.1% return of capital, and (4) 1.3% Section 1250 capital gain at 25%.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.  See “Item 15. Exhibits and Financial Statement Schedules”.  Certain amounts for the years prior to 2008 presented in the table below have been reclassified to conform to the presentation of our consolidated financial statements for the year ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Operating Data:
Total revenue	$460,668	$397,062	$302,061	$222,717	$163,133
Total expenses	349,614	310,553	233,792	168,383	113,400
Minority interest	3,799	3,669	2,287	634	—
Income from continuing operations	107,255	82,840	65,982	53,700	49,733
Income from discontinued operations, net	15,614	10,884	7,434	9,733	10,462
Net income	122,869	93,724	73,416	63,433	60,195
Dividends on preferred stock	24,225	12,020	16,090	16,090	12,595
Preferred stock redemption charge	—	2,799	—	—	1,876
Net income available to common stockholders	$98,644	$78,905	$57,326	$47,343	$45,724
Earnings per share — basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$2.63	$2.29	$1.98	$1.80	$1.83
Discontinued operations, net	0.49	0.37	0.30	0.46	0.54
Earnings per share — basic	$3.12	$2.66	$2.28	$2.26	$2.37
Earnings per share — diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$2.60	$2.27	$1.96	$1.76	$1.80
Discontinued operations, net	0.49	0.36	0.29	0.46	0.53
Earnings per share — diluted	$3.09	$2.63	$2.25	$2.22	$2.33
Weighted average shares of common stock outstanding
Basic	31,653,829	29,668,231	25,102,200	20,948,915	19,315,364
Diluted	31,907,956	30,004,462	25,524,478	21,316,886	19,658,759
Cash dividends declared per share of common stock	$3.18	$3.04	$2.86	$2.72	$2.52

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance Sheet Data (at year end):
Rental properties, net	$3,325,047	$3,146,915	$2,726,251	$1,675,520	$1,335,490
Total assets	$5,131,096	$4,642,094	$3,617,477	$2,362,450	$1,872,284
Total debt	$2,966,963	$2,787,904	$2,024,866	$1,406,666	$1,186,946
Total liabilities	$3,385,879	$3,062,768	$2,208,348	$1,512,535	$1,251,811
Minority interest	$75,021	$75,506	$57,477	$20,115	$—
Stockholders’ equity	$1,670,196	$1,503,820	$1,351,652	$829,800	$620,473
Reconciliation of Net Income Available to Common Stockholders to to Funds from Operations Available to Common Stockholders:
Net income available to common stockholders	$98,644	$78,905	$57,326	$47,343	$45,724
Add:
Depreciation and amortization (1)	108,743	97,335	74,039	55,416	42,523
Minority interest	3,799	3,669	2,287	634	—
Subtract:
Gain/loss on sales of property (2)	(20,401)	(7,976)	(59)	(36)	(1,627)
FFO allocable to minority interest	(4,108)	(3,733)	(1,928)	(668)	—
FFO available to common stockholders (3)	$186,677	$168,200	$131,665	$102,689	$86,620
Other Data:
Cash provided by operating activities	$232,709	$169,725	$118,750	$120,678	$65,316
Cash used in investing activities	$(467,548)	$(931,328)	$(960,590)	$(432,900)	$(448,252)
Cash provided by financing activities	$297,970	$766,685	$841,237	$312,975	$381,109
Number of properties at year end	159	166	158	132	111
Rentable square feet of properties at year end	11,685,912	12,176,192	11,253,409	8,838,297	7,462,498
Occupancy of properties at year end	90%	88%	88%	88%	87%
Occupancy of properties at year end, excluding properties undergoing redevelopment and properties “held for sale”	95%	94%	93%	93%	95%

(1)                Includes depreciation and amortization on assets “held for sale” reflected as discontinued operations for the periods prior to when such assets were classified as “held for sale”.

(2)                Gain/loss on sales of property relates to eight properties sold during 2008, four properties and four land parcels sold during 2007, three properties sold during 2006, one property sold during 2005, and one property sold during 2004.  Gain/loss on sales of property is included in the consolidated statements of income in income from discontinued operations, net.

(3)                GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  For a more detailed discussion of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described below in this annual report on Form 10-K. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events or otherwise.

Overview

We are a publicly traded REIT focused principally on science-driven cluster formation. We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biopharmaceutical, medical device, product, service, and translational entities, as well as government agencies.  Our operating platform is based on the principle of “clustering”, with assets and operations located in key life science markets.

In 2008, we:

•                Executed 141 leases for approximately 2.2 million rentable square feet, up 37% over 2007.

•                Completed redevelopment of multiple spaces at 14 properties aggregating approximately 335,000 rentable square feet of which approximately 88% was leased.

•                Leased approximately 630,000 rentable square feet of redevelopment and development space.

•                Reported operating margins at approximately 75%.

•                Reported occupancy at 94.8%.

•                Sold eight properties for approximately $86 million.

•                  Extended maturities of two secured notes payable aggregating approximately $256 million.

•                Received LEED® certifications for two buildings in the Eastern Massachusetts and San Francisco Bay markets.

•                Closed 7.00% series D cumulative convertible preferred stock offering with net proceeds of approximately $242 million.

2008 demonstrated the strength and durability of our core operations providing office/laboratory space to the broad and diverse life science industry.  Our operating results have been steady over the period from our initial public offering in May 1997 through December 31, 2008.  Our core operating results were solid for 2008, during a period of an extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crises, the onset of a significant worldwide economic recession and drastic decline in consumer confidence and the consumer driven economy. Financial systems throughout the world have become illiquid with banks much less willing to lend substantial amounts to other banks and borrowers. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing or capital on reasonable terms or on any terms.

The current economic, financial and banking environment, worldwide economic recession and lack of consumer confidence have caused and mandated significant reductions to our capital expenditures across all areas of our business, including operating expenses, general and administrative expenses, development and construction.  We intend to focus on preservation of capital while maintaining future long term growth prospects.  We intend to significantly reduce our capital expenditures in 2009 as compared to 2008 while we focus on the completion of our existing active redevelopment projects aggregating approximately 590,057 rentable square feet and our existing active development projects aggregating approximately 875,000 rentable square feet. Additionally, we intend to continue with pre-construction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value.  These important pre-construction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.

We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future reductions in construction activities will reduce our capital expenditures.  However, if construction activities (including pre-construction activities) cease, certain construction and or pre-construction costs, including interest, taxes, insurance, payroll and other costs, will be expensed as incurred.  We also intend to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.   We expect the source of funds over several years for the repayment of outstanding debt to be provided by opportunistic sales of real estate, joint ventures and through the issuance of additional equity securities, as appropriate.  As of December 31, 2008, we had identified three assets “held for sale” which have been classified in discontinued operations.

As of December 31, 2008, we had 159 properties containing approximately 11.7 million rentable square feet of office/laboratory space including approximately 590,057 rentable square feet of space undergoing a permanent change in use to laboratory space through redevelopment.  As of that date, our properties were approximately 94.8% leased, excluding spaces at properties undergoing redevelopment.  In addition, as of December 31, 2008, our asset base contained properties undergoing ground-up development approximating 875,000 rentable square feet.

The following table is a summary of our properties as of December 31, 2008 (dollars in thousands):

	Number of	Rentable Square Feet			Annualized	Occupancy Percentage
Markets	Properties	Operating	Redevelopment	Total	Base Rent (1)	(1)(2)
California – Los Angeles Metro	1	31,343	—	31,343	$820	88.3%
California – San Diego	31	1,494,551	148,657	1,643,208	43,594	92.6
California – San Francisco Bay	17	1,478,660	—	1,478,660	56,542	98.4
Eastern Massachusetts	38	3,147,365	308,931	3,456,296	116,017	96.7
New Jersey/Suburban Philadelphia	8	441,504	—	441,504	8,341	87.5
Southeast	13	621,586	65,834	687,420	12,446	94.7
Suburban Washington, D.C.	31	2,428,466	66,635	2,495,101	48,608	90.5
Washington – Seattle	13	1,045,768	—	1,045,768	32,244	98.7
International – Canada	4	342,394	—	342,394	8,773	100.0
Properties – Continuing Operations	156	11,031,637	590,057	11,621,694	327,385	94.8
Properties – Discontinued Operations	3	64,218	—	64,218	1,220	100.0
Properties – Total	159	11,095,855	590,057	11,685,912	$328,605	94.8%

(1)                            Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2008 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Amounts exclude spaces at properties totaling approximately 590,057 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

(2)                            Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of December 31, 2008 was approximately 90.0%.

Our primary sources of revenue are rental income and tenant recoveries (consisting of reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses from certain tenants) from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.  Of the 159 properties owned as of December 31, 2008, two were acquired in 2008 (the “2008 Properties”), 15 in 2007, 19 in 2006, and 104 prior to 2006.  In addition, we completed the development of one property in 2007 (together with the 15 properties acquired in 2007, the “2007 Properties”), four properties in 2006 (together with the 19 properties acquired in 2006, the “2006 Properties”), and 14 properties prior to 2006.  As a result of these development and acquisition activities, as well as our ongoing redevelopment and leasing activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2008 as compared to 2007, and for 2007 as compared to 2006.  Our operating expenses generally consist of real estate taxes, insurance, utilities, common area and other operating expenses.

Leasing

As of December 31, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, as of December 31, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of December 31, 2008, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2008:

Year of Lease Expiration	Number of Leases Expiring	Rentable Square Footage of Expiring Leases	Percentage of Aggregate Leased Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)

2009 (1)	75	982,312	9.5%	$30.55
2010	62	1,088,066	10.5	27.41
2011	70	1,700,099	16.4	29.21
2012	60	1,384,688	13.3	34.39
2013	50	1,057,435	10.2	31.67
2014	25	815,970	7.9	28.72
2015	14	688,865	6.6	29.60
2016	14	751,560	7.2	26.79
2017	12	600,032	5.8	36.73
2018	11	726,844	7.0	43.64
Thereafter	11	583,950	5.6	29.38

(1)                                  Excludes 14 month-to-month leases for approximately 78,000 rentable square feet.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, if tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space.  Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could lose the cash flow from the affected properties, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected properties.

Redevelopment

A key component of our long term business is redevelopment of existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates.  As of December 31, 2008, we had approximately 590,057 rentable square feet undergoing redevelopment at 13 properties.  In addition to properties undergoing redevelopment, as of December 31, 2008, our asset base contained embedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.6 million rentable square feet.  However, new commitments for significant additional redevelopment projects are not strategic priorities in the near term.  See “Item 2. Properties — Redevelopment” for a table summarizing our properties undergoing redevelopment as of December 31, 2008.  As of December 31, 2008, our estimated cost to complete was approximately $80 per rentable square foot for the 590,057 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.  Our final costs for these redevelopment projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

There can be no assurance that we will be able to complete spaces undergoing redevelopment or initiate additional redevelopment projects.  Redevelopment activities subject us to many risks, including delays in permitting, financing availability, engaging contractors, availability and pricing of materials and labor and other redevelopment uncertainties.  In addition, there can be no assurance that, upon completion, we will be able to successfully lease the space or lease the space at rental rates at or above the returns on our investment anticipated by our stockholders.

Development

Another key component of our long term business is ground-up development projects.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2008, we had five parcels of land undergoing ground-up development approximating 875,000 rentable square feet of office/laboratory space.  We also have an embedded pipeline for future ground-up development approximating 9.6 million developable square feet of office/laboratory space.  However, new commitments for significant additional ground-up developments are not strategic priorities in the near term.  See “Item 2. Properties — Development” for a table summarizing our major projects undergoing ground-up development as of December 31, 2008.  As of December 31, 2008, our estimated committed costs to complete was approximately $100 per rentable square foot for the 875,000 rentable square feet undergoing ground-up development.  Our final costs for these development projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Our success with our development projects depends on many risks that may adversely affect our business, including those associated with:

•                  unprecedented and extraordinary worldwide negative economic, financial, and banking conditions;

•                  the onset of significant worldwide economic recession and lack of confidence;

•                  the seizure or illiquidity of credit markets;

•                  national, local and worldwide economic conditions;

•                  delays in construction;

•                  budget overruns;

•                  lack of availability and/or increasing costs of materials;

•                  commodity pricing of building materials and supplies;

•                  financing availability;

•                  changes in the life sciences, financial and banking industries;

•                  volatility in interest rates;

•                  labor availability and/or strikes;

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

REIT compliance

We have elected to be taxed as a REIT under the Internal Revenue Code.  Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, and the determination of various factual matters and circumstances not entirely within our control.  We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to qualify, and continue to qualify, as a REIT.  However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.

If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  If we lose our REIT status, then our net earnings available for investment or distribution to our stockholders will be significantly reduced for each of the years involved and we will no longer be required to make distributions to our stockholders.

Fair value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.  SFAS 157 establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are: 1) using quoted prices in active markets for identical assets or liabilities; 2) “significant other observable inputs”; and 3) “significant unobservable inputs”.  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Rental properties, net, properties undergoing development and redevelopment, and land held for development

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment, and identified intangibles (including intangible value to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets) based upon their relative fair values.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the shorter of the term of the respective ground lease or 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life for equipment.  The values of acquired above and below market leases are amortized over the lives of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down is recorded to reduce the carrying amount to its estimated fair value.

Capitalization of costs

   As required by Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”) and Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS 67”), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development, redevelopment or construction of a project.  Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisition or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain other costs would no longer be eligible for capitalization, and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

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

Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Investments”. Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

Individual investments are evaluated for impairment when changes in conditions exist which may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. We use “significant other observable inputs” and “significant unobservable inputs” pursuant to SFAS 157 to determine the fair value of privately held entities.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month London Interbank Offered Rate (“LIBOR”).  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we record our interest rate swaps agreements on the balance sheets at their estimated fair values with an offsetting adjustment reflected as unrealized gains/losses in accumulated other comprehensive income in stockholders’ equity.  In accordance with SFAS 157, the fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”).  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default.  We have concluded as of December 31, 2008 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of our interest rate swaps agreements and as a result, have determined that the relevant inputs for purposes of calculating the fair value of our interest rate swap agreements, in their entirety, were based upon “significant other observable inputs” pursuant to SFAS 157.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” under SFAS 133 in reducing our exposure to variable interest rates.  In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  Accordingly, we have categorized these instruments as cash flow hedges.  We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective”, the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

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

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2008 and 2007, we had no allowance for doubtful accounts.

Discontinued operations

We follow the provisions of SFAS 144 in determining whether a property qualifies as an asset “held for sale” and should be classified as “discontinued operations”.  A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale”, its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.  Depreciation of assets ceases upon designation of a property as “held for sale”.

Impact of recently issued accounting standards

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 applies to our fiscal years beginning on January 1, 2009 and requires that all prior-period earnings per share data be adjusted retrospectively.  Early adoption is prohibited.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that affects the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash.  FSP APB 14-1 requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.  In addition, FSP APB 14-1 requires that the interest cost for our unsecured convertible notes be accounted for based on our unsecured nonconvertible debt borrowing rate.  FSP APB 14-1 applies to our fiscal years beginning on January 1, 2009 and requires retrospective application to all periods presented with early adoption prohibited.  The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately.  Once adopted, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of unsecured convertible notes that were issued in January 2007, including non-cash interest expense for prior periods (2007 and 2008) as a result of its retrospective application.

The aggregate retrospective application of both FSP EITF 03-6-1 and FSP APB 14-1 will lower our reported earnings per share (diluted) by approximately 20 cents for the year ended December 31, 2008.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernment entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is not directed to the entity, but directed to the entity’s independent public accountants. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its independent public accountants) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was effective 60 days following the Securities and Exchange Commission’s approval on September 16, 2008, of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), to enhance disclosures about an entity’s derivative and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  SFAS 161 requires that the entity disclose the fair value of derivative instruments and their gains and losses as well as the credit risk related contingent features. SFAS 161 applies to our fiscal years beginning on January 1, 2009.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009.  Early adoption is prohibited. The adoption of SFAS 141R on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our practice prior to adoption of SFAS 141R of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  SFAS 160 applies to our fiscal year beginning on January 1, 2009 and will be adopted prospectively.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  Early adoption is prohibited.  The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders.  Additionally, upon adoption, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on our financial statements as our interest in the entity will be recognized at fair value with gains or losses included in net income.  The adoption of SFAS 160 is not expected to have a material impact to our diluted earnings per share.

Results of operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Rental revenues increased by $48.0 million, or 16%, to $348.0 million for 2008 compared to $300.0 million for 2007.  The increase resulted primarily from the 2007 Properties being owned for a full year and the addition of the 2008 Properties.  In addition, in 2008, we recognized additional rental income aggregating $11.3 million primarily related to a modification of a lease for a property in South San Francisco, California.

Tenant recoveries increased by $19.2 million, or 23%, to $101.4 million for 2008 compared to $82.2 million for 2007.  The increase resulted primarily from the 2007 Properties being owned for a full year and the addition of the 2008 Properties.

Other income from 2008 and 2007 of $11.2 million and $14.8 million, respectively represents construction management fees, interest, investment income and storage income.  As a percentage of total revenues, other income for 2008 remained relatively consistent at approximately 2% to 4% of total revenues.

Rental operating expenses increased by $17.4 million, or 18%, to $114.5 million for 2008 compared to $97.1 million for 2007.  The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties developed, redeveloped and acquired in 2008 and 2007.  The majority of the increase in rental operating expenses was recoverable from our tenants.

General and administrative expenses increased by $2.5 million, or 8%, to $34.8 million for 2008 compared to $32.3 million for 2007, primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally. As a percentage of total revenues, general and administrative expenses for 2008 remained consistent with 2007 at approximately 8%.

Interest expense decreased by $7.3 million, or 9%, to $78.8 million for 2008 compared to $86.1 million for 2007.  The decrease resulted primarily from a decrease in outstanding borrowings on our unsecured line of credit due to the issuance of 10.0 million shares of our Series D Preferred Stock in March and April 2008.  Additionally, the decrease resulted from a decrease in LIBOR rates.  These decreases were partially offset by increases in indebtedness on our unsecured line of credit.  These borrowings were utilized to finance the development, redevelopment and acquisition of the 2007 Properties and 2008 Properties.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate swap agreements, decreased from approximately 5.85% as of December 31, 2007 to approximately 4.30% as of December 31, 2008.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see “— Liquidity and Capital Resources — Interest Rate Swap Agreements”).

Depreciation and amortization increased by $13.2 million, or 14%, to $108.2 million for 2008 compared to $95.0 million for 2007.  The increase resulted primarily from depreciation associated with the 2007 Properties being owned for a full year and the addition of the 2008 Properties.

During 2008, we recognized aggregate non-cash impairment charges of $13.3 million associated with other-than-temporary declines in the value of certain investments below their carrying value.

Income from discontinued operations of $15.6 million for 2008 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2008 and eight properties sold during 2008.  In connection with the properties sold in 2008, we recorded a gain of approximately $20.4 million.  In accordance with SFAS 144, we recorded a non-cash impairment charge of $4,650,000 in March 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market which has been included in income from discontinued operations, net.  These properties were sold later in 2008.  Income from discontinued operations of $10.9 million for 2007 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2008, eight properties sold during 2008, and four properties and four land parcels sold during 2007.  In connection with the properties sold in 2007, we recorded a gain of approximately $8.0 million.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Rental revenues increased by $70.4 million, or 31%, to $300.0 million for 2007 compared to $229.6 million for 2006.  The increase resulted primarily from the 2006 Properties being owned for a full year and the addition of the 2007 Properties.

Tenant recoveries increased by $21.6 million, or 36%, to $82.2 million for 2007 compared to $60.6 million for 2006.  The increase resulted primarily from the 2006 Properties being owned for a full year and the addition of the 2007 Properties.

Other income increased by $3.0 million, or 26%, to $14.8 million for 2007 compared to $11.8 million for 2006, due to an overall increase in all sources of other income.  Other income consists of construction management fees, interest, investment income and storage.

Rental operating expenses increased by $29.3 million, or 43%, to $97.1 million for 2007 compared to $67.8 million for 2006.  The increase resulted primarily from increases in rental operating expenses (primarily property taxes, insurance, and utilities) from properties developed, redeveloped and acquired in 2007 and 2006.  The majority of the increase in rental operating expenses is recoverable from our tenants.

General and administrative expenses increased by $6.3 million or 24%, to $32.3 million for 2007 compared to $26.0 million for 2006, primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally, from 158 properties with approximately 11.3 million rentable square feet as of December 31, 2006 to 166 properties with approximately 12.2 million rentable square feet as of December 31, 2007.  As a percentage of total revenues, general and administrative expenses for 2007 remained relatively consistent with 2006.

Interest expense increased by $17.0 million, or 25%, to $86.1 million for 2007 compared to $69.1 million for 2006.  The increase resulted primarily from increases in indebtedness on our unsecured line of credit, unsecured term loan, secured notes payable and outstanding indebtedness related to our unsecured convertible notes.  These borrowings were utilized to finance the development, redevelopment, and acquisition of the 2006 and 2007 Properties.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources — Interest Rate Swap Agreements”).

Depreciation and amortization increased by $24.1 million, or 34%, to $95.0 million for 2007 compared to $70.9 million for 2006.  The increase resulted primarily from depreciation associated with the 2006 Properties being owned for a full year and the addition of the 2007 Properties.

Income from discontinued operations of $10.9 million for 2007 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2008, eight properties sold during 2008, and four properties and four land parcels sold during 2007.  In connection with the properties and land parcels sold in 2007, we recorded a gain of approximately $8.0 million.  Income from discontinued operations of $7.4 million for 2006 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2008, eight properties sold during 2008, four properties and four land parcels sold during 2007, and three properties sold in 2006.  In connection with the properties sold in 2006, we recorded a gain of approximately $59,000.

Liquidity and capital resources

Overview

We expect to continue meeting our short term liquidity and capital requirements generally through our working capital and net cash provided by operating activities.  We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make distributions necessary to continue qualifying as a REIT.  We also believe that net cash provided by operating activities will be sufficient to fund recurring non-revenue enhancing capital expenditures, tenant improvements and leasing commissions.

We expect to meet certain long term liquidity requirements, such as for property development and redevelopment activities, scheduled debt maturities, and non-recurring capital improvements, through net cash provided by operating activities, periodic asset sales, long term secured and unsecured indebtedness, including borrowings under the unsecured line of credit and unsecured term loan, and the issuance of additional debt and/or equity securities.

Notwithstanding our expectations, financial markets have recently experienced unusual volatility and uncertainty. While this condition has occurred initially within the “subprime” mortgage lending sector of the credit market, financial systems throughout the world have become illiquid with banks no longer willing to lend substantial amounts to other banks and borrowers. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing or capital on reasonable terms or at any terms. Our ability to finance our development and redevelopment projects and pending or new acquisitions, as well as our ability to refinance debt maturities, could be adversely affected by our inability to secure capital on reasonable terms, if at all.  See “Item 1A. Risk Factors — We May Not Be Able to Obtain Additional Capital to Further Our Business Objectives” and “—We May Not Be Able to Refinance Our Debt”.

The current extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crisis and the onset of a significant worldwide economic recession and drastic decline in consumer confidence have caused and mandated significant reductions to of our capital expenditures across all areas of our business, including operating expenses, general and administrative expenses and construction. We intend to focus on preservation of capital while maintaining future growth prospects. We intend to significantly reduce our capital expenditures in 2009 as compared to 2008 while we focus on the completion of our existing active redevelopment projects aggregating approximately 590,057 rentable square feet and our existing active development projects aggregating approximately 875,000 rentable square feet.  Additionally, we intend to continue with pre-construction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value. These important pre-construction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings. We also intend to be careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments. Future reductions in construction activities will reduce our capital expenditures.  However, if construction activities (including pre-construction activities) cease, certain construction and or pre-construction costs, including interest, taxes, insurance, payroll and other costs, will be expensed as incurred.  We also intend to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities. We expect the source of funds over several years for the repayment of outstanding debt to be provided by opportunistic sales of real estate, joint ventures and through the issuance of additional equity securities, as appropriate.  As of December 31, 2008, we had identified three assets “held for sale” which have been classified in discontinued operations.

As further discussed below, our principal liquidity needs are to:

•                  fund normal recurring expenses;

•                  fund current development and redevelopment costs;

•                  fund capital expenditures, including tenant improvements and leasing costs;

•                  fund principal and interest payments due under our debt obligations, including balloon payments of principal; and

•                  fund dividend distributions in order to maintain our REIT qualification under the Internal Revenue Code.

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash on hand of approximately $71.2 million as of December 31, 2008;

•                  restricted cash to fund certain construction costs;

•                  cash flows generated by operating activities (for the year ended December 31 2008, we generated approximately $232.7 million of cash flows from operating activities);

•                  availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.4 billion outstanding as of December 31, 2008);

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds generated from potential asset sales;

•                  cash proceeds from the issuance of common or preferred equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of December 31, 2008 consisted of the following (in thousands):

		Payments by Period
	Total	2009	2010-2011	2012-2013	Thereafter
Secured notes payable	$1,081,963	$94,998	$449,003	$87,401	$450,561
Unsecured line of credit	675,000	—	675,000	—	—
Unsecured term loan	750,000	—	750,000	—	—
Convertible debt	460,000	—	—	460,000	—
Estimated interest payments	427,627	115,380	180,670	91,906	39,671
Ground lease obligations	596,549	6,104	14,254	16,774	559,417
Other obligations	4,593	1,348	2,426	819	—
Total	$3,995,732	$217,830	$2,071,353	$656,900	$1,049,649

Secured notes payable as of December 31, 2008 consisted of 29 notes secured by 64 properties and four land development parcels. Our secured notes payable require monthly payments of principal and interest and had weighted average interest rates of approximately 5.26% at December 31, 2008.  Minority interest share of secured notes payable aggregated approximately $45.0 million as of December 31, 2008.  The total book values of rental properties, net and properties undergoing development and redevelopment, and land held for development securing debt were approximately $1.8 billion at December 31, 2008.  At December 31, 2008, our secured notes payable were comprised of approximately $785.5 million and $296.4 million of fixed and variable rate debt, respectively.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one year period to October 2012.

In January 2007, we completed a private offering of $460 million of 3.7% unsecured convertible notes that are due in 2027.  See additional information under Note 7 to our consolidated financial statements regarding our ability to redeem these notes, the ability of the holders to require us to repurchase the notes and circumstances under which the holders may convert the notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates and scheduled maturity dates. As of December 31, 2008, approximately 74% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements. See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources - Interest Rate Swap Agreements”.  The remaining 26% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the table above because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.  See additional information regarding our debt under Notes 5, 6, 7 and 8 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Ground lease obligations as of December 31, 2008 included leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms of 24 to 98 years, excluding extension options.

In addition to the above, as of December 31, 2008, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and infrastructure improvements under the terms of leases approximated $292.2 million.  We expect payments for these obligations to occur over the next four years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $43.8 million for certain investments over the next six years.

Capital expenditures, tenant improvements and leasing costs

As of December 31, 2008, we had an aggregate of approximately 875,000 rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 590,057 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

For the years ended December 31, 2008, 2007 and 2006, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects aggregating approximately $540.8 million, $589.6 million and $274.0 million, respectively.  These amounts include any payments for property-related capital expenditures and tenant improvement presented in the table on page 45. We expect our future property-related capital expenditures and tenant improvements related to our life science properties to decrease in 2009 as compared to 2008.

The following table shows total and weighted average per square foot property-related capital expenditures, tenant improvements and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2008, 2007, 2006, 2005 and 2004:

	Total Weighted
	Average	2008	2007	2006	2005	2004
Capital expenditures (1):
Major capital expenditures	$5,959,000	$405,000	$1,379,000	$575,000	$972,000	$2,628,000	(2)
Recurring capital expenditures	$4,763,000	$955,000	$648,000	$639,000	$1,278,000	$1,243,000
Weighted average square feet in portfolio	47,289,809	11,770,769	11,476,217	9,790,326	8,128,690	6,123,807
Per weighted average square foot in portfolio
Major capital expenditures	$0.13	$0.03	$0.12	$0.06	$0.12	$0.43	(2)
Recurring capital expenditures	$0.10	$0.08	$0.06	$0.07	$0.16	$0.20
Tenant improvements and leasing costs:
Retenanted space (3)
Tenant improvements and leasing costs	$7,334,000	$3,481,000	$1,446,000	$1,370,000	$324,000	$713,000
Retenanted square feet	1,253,087	505,773	224,767	248,846	130,887	142,814
Per square foot leased of retenanted space	$5.85	$6.88	$6.43	$5.51	$2.48	$4.99
Renewal space
Tenant improvements and leasing costs	$6,978,000	$2,364,000	$1,942,000	$957,000	$778,000	$937,000
Renewal square feet	3,100,551	748,512	671,127	455,980	666,058	558,874
Per square foot leased of renewal space	$2.25	$3.16	$2.89	$2.10	$1.17	$1.68

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

(2)	Major capital expenditures for 2004 included a one-time HVAC system upgrade at one property totaling $1,551,000 or $0.25 per square foot.
(3)	Excludes space that has undergone redevelopment before retenanting.

Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. Approximately 92% (on a rentable square footage basis) of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies; property age; location and characteristics; the type of lease (renewal tenant or retenanted space); the involvement of external leasing agents; and overall competitive market conditions.

We expect our future capital expenditures, tenant improvements and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment, to be approximately in the range as shown in the table immediately above.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of December 31, 2008, we had borrowings of $675 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.30%.

Our unsecured line of credit and unsecured term loan, as amended, bear interest at a floating rate based on our election of either (1) a LIBOR-based rate plus 1.00% to 1.45% depending on our leverage or (2) the higher of a rate based upon Bank of America’s prime rate plus 0.0% to 0.25% depending on our leverage or the Federal Funds rate plus 0.50%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one year period to October 2012.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among others, the following (as defined under the terms of the agreement):

•                  leverage ratio less than 65.0%;

•                  fixed charge coverage ratio greater than 1.40;

•                  minimum book value of $800 million; and

•                  secured debt ratio less than 55%.

As of December 31, 2008, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan are the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of December 31, 2008 and 2007, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of December 31, 2008, aggregate unsecured borrowings were limited to approximately $2.5 billion. If net operating income from properties supporting our borrowing capacity under our unsecured credit facilities decreases, our borrowing capacity under our credit facilities will also decrease. Additionally, we may be required to reduce our outstanding borrowings under our credit facilities in order to maintain compliance with one or more covenants under our credit facilities.

As of December 31, 2008, we had approximately 50 lenders providing commitments under our $1.9 billion unsecured line of credit and unsecured term loan. During 2008, all lenders under our unsecured line of credit and unsecured term loan funded borrowings requested under these agreements. In the future, if one or more of the lenders under our unsecured line of credit and unsecured term loan fail to fund a borrowing request, we may not be able to borrow funds necessary for working capital, construction activities, dividend payments, debt repayment and monthly debt service and other recurring capital requirements. The failure of one or more lenders to fund their share of a borrowing request may have a material impact on our financial statements.

We have risks associated with the maturity of our unsecured line of credit and unsecured term loan. There may be fewer, if any, lenders willing to participate in future unsecured credit facilities and future commitments from lenders may be lower than existing commitments.  In addition, key terms and covenants may be less favorable than existing key terms and covenants and we may not be able to raise capital to repay our outstanding balance on our unsecured credit facilities prior to or at maturity.

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

The following table summarizes our interest rate swap agreements as of December 31, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2008	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(4,288)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,801)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,805)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(7,138)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(2,250)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(5,043)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,987)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(3,549)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(963)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(3,212)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(3,212)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,787)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,788)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(1,426)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(2,027)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(4,117)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(4,123)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(873)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	—	(2,304)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	—	(8,150)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	—	(8,136)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	—	(4,563)
Total					$953,500	$(80,542)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from standard International Swaps & Derivatives Association, Inc. form) define certain terms between us and each counterparty to address and minimize certain risks associated with our swap agreements. In order to limit our risk of nonperformance of an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties. As of December 31, 2008, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we will have risk of higher interest costs associated with our variable rate LIBOR-based debt.

As of December 31, 2008 and 2007, our interest rate swap agreements were classified in accounts payable, accrued expenses, tenant security deposits and other assets at their fair values aggregating a liability balance of approximately $80.5 million and $26.9 million, respectively, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive income in stockholders’ equity.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.  During the next 12 months, we expect to reclassify approximately $33.2 million from accumulated other comprehensive income to interest expense as an increase to interest expense.

Secured notes payable

As of December 31, 2008, we had aggregate secured notes payable of approximately $1.1 billion. If we are unable to refinance, extend principal payments due at maturity or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity. Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value, and other key loan terms may be less favorable than existing loan terms.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing, and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the year ended December 31, 2008, we paid dividends on our common stock aggregating approximately $101.4 million.  During the year ended December 31, 2008, we paid dividends on our Series C Preferred Stock aggregating approximately $10.9 million. During the year ended December 31, 2008, we paid dividends on our Series D Preferred Stock aggregating approximately $9.7 million.

Sources of capital

Cash and cash equivalents

As of December 31, 2008, we had approximately $71.2 million of cash and cash equivalents.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	December 31,
	2008	2007
Funds held in trust under the terms of certain secured notes payable	$16,118	$20,375
Funds held in escrow related to construction projects	49,499	23,727
Other restricted funds	2,165	7,809
Total	$67,782	$51,911

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for 2008 increased by $63.0 million to $232.7 million compared to $169.7 million for 2007.  The increase resulted primarily from an increase in cash flows from operations and cash flows from overall changes in operating assets and liabilities. We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of December 31, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto and approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.

We are largely dependent on the life science industry for revenues due under lease agreements.  Our business could be adversely affected if the life science industry is impacted by the current economic downturn and financial and banking crisis or if the life science industry migrates from the United States to other countries.  Our tenants may not be able to pay amounts due under their lease agreements if they are unsuccessful in discovering, developing, making or selling their products or technologies.

The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property.  If any of our tenants becomes a debtor in a case under the United States Bankruptcy Code, we cannot evict that tenant solely because of its bankruptcy.  The bankruptcy court may authorize the tenant to reject and terminate its lease with us.  Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease.  Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

Net cash used in investing activities for 2008 was $467.5 million compared to $931.3 million for 2007. The decrease in net cash used in investing activities was primarily due to a lower amount of acquisition of properties.

Net cash provided by financing activities for 2008 decreased by $468.8 million to $298.0 million compared to $766.7 million for 2007.  For the year ended December 31, 2008, proceeds from the issuance of Series D Preferred Stock, secured notes payable, and borrowings from our unsecured line of credit of approximately $1.3 billion were offset by principal reductions of secured notes payable and our unsecured line of credit of approximately $919.5 million.  Additionally, for the year ended December 31, 2008, we paid dividends on our common and preferred stock of approximately $101.4 million and $20.6 million, respectively.  We also redeemed minority interests on two of our properties for approximately $1.3 million during the year ended December 31, 2008.  For the year ended December 31, 2007, proceeds from secured notes payable, unsecured convertible notes, borrowings from our unsecured line of credit, and issuance of common stock of approximately $2.1 billion were reduced by the redemption payments on our 9.10% cumulative redeemable series B preferred stock (“Series B Preferred Stock”), principal reductions of secured notes payable, and our unsecured line of credit of approximately $1.2 billion. Additionally, for the year ended December 31, 2007, we paid dividends on our common and preferred stock of approximately $90.0 million and $12.7 million, respectively.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of December 31, 2008, we had borrowings of $675 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.30%.  See additional information regarding our unsecured line of credit and unsecured term loan on page 46.

Property dispositions

During the year ended December 31, 2008, we sold eight properties at an aggregate contract price of approximately $86.3 million. The net sales proceeds were initially used to repay outstanding secured debt related to the properties sold or outstanding debt on our unsecured line of credit. As of December 31, 2008, we had three properties classified as “held for sale”.

Other resources and liquidity requirements

Under our current shelf registration statement filed with the Securities and Exchange Commission, we may offer common stock, preferred stock, debt and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

In March 2008, we completed a public offering of 8,800,000 shares of Series D Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2008, the Series D Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

In September 2007, we sold 2,300,000 shares of our common stock in a follow-on offering (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $96.00 per share, resulting in aggregate proceeds of approximately $215 million (after deducting underwriting discounts and other offering costs).

In February 2007, we called for redemption of our Series B Preferred Stock.  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  In accordance with FASB Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”, we recorded a charge of approximately $2,799,000 to net income available to common stockholders for costs related to the redemption of the Series B Preferred Stock.

In January 2007, we completed a private offering of $460 million of the Notes that are due in 2027 with a coupon of 3.70%.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million. Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the Notes may require us to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to but excluding the repurchase date.  At issuance, the Notes had an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the Notes is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2008, the Notes had a conversion rate of approximately 8.5070 common shares per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.  Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to the stated maturity of the Notes only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  The Note Measurement Period is the five consecutive trading day period following a request by a holder of the Notes to convert his Notes.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements. During the year ended December 31, 2008, these third parties contributed equity aggregating approximately $1.1 million for their interest in these entities primarily related to their share of funds for construction related activities.

Off-balance sheet arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

Exposure to environmental liabilities

In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues.  The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities that have occurred since the Phase I environmental assessments were completed.  In addition, we carry a policy of pollution legal liability insurance covering exposure to certain environmental losses at substantially all of our properties.

Inflation

As of December 31, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, as of December 31, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

Funds from operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “— Liquidity and Capital Resources — Cash Flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income available to common stockholders to funds from operations available to common stockholders (in thousands):

	Year Ended December 31,
	2008	2007
Net income available to common stockholders	$98,644	$78,905
Add:
Depreciation and amortization (1)	108,743	97,335
Minority interest	3,799	3,669
Less:
Gain on sales of property (2)	(20,401)	(7,976)
FFO allocable to minority interest	(4,108)	(3,733)
Funds from operations available to common stockholders	$186,677	$168,200

(1)	Includes depreciation and amortization on assets “held for sale” reflected as discontinued operations (for the periods prior to when such assets were classified as “held for sale”).
(2)

Gain on sales of property relates to eight properties sold during 2008 and four properties and four land parcels sold during 2007. Gain on sales of property is included in the consolidated statements of income in income from discontinued operations, net.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.

Interest rate risk

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate swap agreements in effect on, December 31, 2008 and 2007, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $3.6 million and $4.0 million, respectively.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on December 31, 2008 and 2007, would increase annual future earnings by approximately $3.6 million and $4.0 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair values by approximately $60.9 million and $71.3 million at December 31, 2008 and 2007, respectively.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair values by approximately $63.0 million and $74.9 million at December 31, 2008 and 2007, respectively.

These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2008 and 2007.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2008 and 2007 would decrease their fair values by approximately $6.2 million and $8.4 million, respectively.

Foreign currency risk

We have exposure to foreign currency exchange rate market risk related to our subsidiaries operating in Canada and China.  The functional currencies of our foreign subsidiaries operating in Canada and China are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of stockholders’ equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of December 31, 2008, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $778,000.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $778,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included as a separate section in this annual report on Form 10-K.  See “Item 15. Exhibits and Financial Statement Schedules”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2008, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s annual report on internal control over financial reporting

The management of Alexandria Real Estate Equities, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and is a process designed by, or under the supervision of, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control — Integrated Framework”. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 12, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2009 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2009 Proxy Statement”) under the captions “Board of Directors and Executive Officers”, “Corporate Governance Guidelines and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2009 Proxy Statement under the caption “Board of Directors and Executive Officers—Executive Compensation Tables and Discussion”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2008:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	186,054	$43.88	942,510

The other information required by this Item is incorporated herein by reference from our 2009 Proxy Statement under the caption “Security Ownership of Management and Principal Stockholders”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2009 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. and Subsidiaries as of December 31, 2008 and 2007	F-2

Consolidated Statements of Income of Alexandria Real Estate Equities, Inc. and Subsidiaries for the Years Ended December 31, 2008, 2007 and 2006	F-3

Consolidated Statements of Stockholders’ Equity of Alexandria Real Estate Equities, Inc. and Subsidiaries for the Years Ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. and Subsidiaries for the Years Ended December 31, 2008, 2007 and 2006	F-5

Notes to Consolidated Financial Statements of Alexandria Real Estate Equities, Inc. and Subsidiaries	F-6

Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. and Subsidiaries	F-28

(a)(3)  Exhibits

Exhibit Number		Exhibit Title

3.1	*	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997
3.2	*	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997
3.3	*	Bylaws of the Company (as amended December 10, 2008), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 16, 2008

3.4	*

Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 13, 1999

3.5	*

Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000

3.6	*

Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock , filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000

3.7	*

Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on January 18, 2002

3.8	*

Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004

3.9	*

Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008

4.1	*

Rights Agreement, dated as of February 10, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent, including the forms of Articles Supplementary setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share, Rights Certificate and the Summary of Rights to Purchase Preferred Stock attached as exhibits to the Rights Agreement. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000

4.2	*	Specimen certificate representing shares of Common Stock, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 19, 1997
4.3	*

Specimen certificate representing shares of 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on August 13, 1999

4.4	*

Specimen certificate representing shares of 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on January 18, 2002

4.5	*

Specimen certificate representing shares of 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004

4.6	*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008
4.7	*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust company, as Trustee filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 19, 2007

4.8	*

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC., Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2007

10.1	* (1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 22, 2008, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 28, 2008

10.2	*	(1)

Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997

10.3	*	(1)

Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997

10.4	*	(1)

Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997

10.5	*	(1)

Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 1999

10.6	*	(1)

Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 1999

10.7		(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2005
10.8		(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2005
10.9	*	(1)	Executive Employment Agreement between the Company and James H. Richardson, dated January 9, 2006, filed as an exhibit to Alexandria’s annual report on Form 10-K filed with the SEC on March 16, 2006
10.10		(1)	Amended and Restated Executive Employment Agreement between the Company and Joel S. Marcus, effective as of January 1, 2005
10.11		(1)	Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2007
10.12		(1)	Summary of Director Compensation Arrangements
10.13	*

Second Amended and Restated Credit Agreement as of October 31, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.14	*

First Amendment to Second Amended and Restated Credit Agreement as of December 1, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.15	*

Second Amendment to Second Amended and Restated Credit Agreement as of May 2, 2007, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, Citicorp North America Inc. as Syndication Agent, The Bank of Nova Scotia, The Royal Bank of Scotland, PLC, Eurohypo AG, New York Branch, and HSH Nordbank AG New York Branch, as Co-Documentation Agents filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2007

11.1		Computation of Per Share Earnings (included in Note 2 to the Consolidated Financial Statements)
12.1		Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1	*

The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K), filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 16, 2005

21.1		List of Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0		Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)  Incorporated by reference.

(1)  Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

Dated February 13, 2009	By:	/s/ Joel S. Marcus
Joel S. Marcus
Chief Executive Officer

KNOW ALL THOSE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel S. Marcus, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel S. Marcus	Chairman of the Board of Directors and Chief Executive
Joel S. Marcus	Officer (Principal Executive Officer) and Director	February 13, 2009

/s/ James H. Richardson
James H. Richardson	President and Director	February 11, 2009

/s/ Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Chief
Dean A. Shigenaga	Accounting Officer)	February 12, 2009

/s/ Richard B. Jennings
Richard B. Jennings	Lead Director	February 12, 2009

/s/ Richard H. Klein
Richard H. Klein	Director	February 11, 2009

/s/ Martin A. Simonetti
Martin A. Simonetti	Director	February 12, 2009

/s/ Alan G. Walton
Alan G. Walton	Director	February 12, 2009

/s/ John L. Atkins, III
John L. Atkins, III	Director	February 12, 2009

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 12, 2009

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Rental properties, net	$3,325,047	$3,146,915
Properties undergoing development and redevelopment, and land held for development	1,397,423	1,143,302
Cash and cash equivalents	71,161	8,030
Tenant security deposits and other restricted cash	67,782	51,911
Tenant receivables	6,453	6,759
Deferred rent	85,733	81,496
Investments	61,861	84,322
Other assets	115,636	119,359
Total assets	$5,131,096	$4,642,094

Liabilities and Stockholders’ Equity
Secured notes payable	$1,081,963	$1,212,904
Unsecured line of credit and unsecured term loan	1,425,000	1,115,000
Unsecured convertible notes	460,000	460,000
Accounts payable, accrued expenses and tenant security deposits	386,811	247,289
Dividends payable	32,105	27,575
Total liabilities	3,385,879	3,062,768
Commitments and contingencies
Minority interest	75,021	75,506
Stockholders’ equity:
8.375% Series C cumulative redeemable preferred stock, $0.01 par value per share, 5,750,000 shares authorized; 5,185,500 shares issued and outstanding at December 31, 2008 and 2007; $25 liquidation value per share	129,638	129,638
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 10,000,000 and zero issued and outstanding at December 31, 2008 and 2007, respectively; $25 liquidation value per share	250,000	—
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 31,899,037 and 31,603,344 issued and outstanding at December 31, 2008 and 2007, respectively	319	316
Additional paid-in capital	1,377,448	1,365,773
Accumulated other comprehensive (loss) income	(87,209)	8,093
Total stockholders’ equity	1,670,196	1,503,820
Total liabilities and stockholders’ equity	$5,131,096	$4,642,094

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues
Rental	$347,983	$300,011	$229,636
Tenant recoveries	101,448	82,232	60,630
Other income	11,237	14,819	11,795
	460,668	397,062	302,061
Expenses
Rental operations	114,543	97,103	67,793
General and administrative	34,796	32,316	26,008
Interest	78,791	86,126	69,087
Depreciation and amortization	108,233	95,008	70,904
Non-cash impairment on investments	13,251	—	—
	349,614	310,553	233,792
Minority interest	3,799	3,669	2,287
Income from continuing operations	107,255	82,840	65,982
Income from discontinued operations, net	15,614	10,884	7,434
Net income	122,869	93,724	73,416
Dividends on preferred stock	24,225	12,020	16,090
Preferred stock redemption charge	—	2,799	—
Net income available to common stockholders	$98,644	$78,905	$57,326

Earnings per share – basic
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$2.63	$2.29	$1.98
Discontinued operations, net	0.49	0.37	0.30
Earnings per share – basic	$3.12	$2.66	$2.28

Earnings per share – diluted
Continuing operations (net of preferred stock dividends and preferred stock redemption charge)	$2.60	$2.27	$1.96
Discontinued operations, net	0.49	0.36	0.29
Earnings per share – diluted	$3.09	$2.63	$2.25

Weighted average shares of common stock outstanding
Basic	31,653,829	29,668,231	25,102,200
Diluted	31,907,956	30,004,462	25,524,478

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Number of Common Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2005	$57,500	$129,638	$—	22,441,294	$224	$607,405	$—	$35,033	$829,800
Net income	—	—	—	—	—	—	73,416	—	73,416
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(6,636)	(6,636)
Unrealized loss on swap agreements	—	—	—	—	—	—	—	(3,894)	(3,894)
Foreign currency translation	—	—	—	—	—	—	—	92	92
Comprehensive income	—	—	—	—	—	—	—	—	62,978
Issuance of common stock, net of offering costs	—	—	—	6,295,000	63	535,199	—	—	535,262
Issuances pursuant to Stock Plan	—	—	—	275,841	3	17,073	—	—	17,076
Dividends declared on preferred stock	—	—	—	—	—	—	(16,090)	—	(16,090)
Dividends declared on common stock	—	—	—	—	—	(20,048)	(57,326)	—	(77,374)
Balance at December 31, 2006	$57,500	$129,638	$—	29,012,135	$290	$1,139,629	$—	$24,595	$1,351,652
Net income	—	—	—	—	—	—	93,724	—	93,724
Unrealized gain on marketable securities	—	—	—	—	—	—	—	833	833
Unrealized loss on swap agreements	—	—	—	—	—	—	—	(27,892)	(27,892)
Foreign currency translation	—	—	—	—	—	—	—	10,557	10,557
Comprehensive income	—	—	—	—	—	—	—	—	77,222
Issuance of common stock, net of offering costs	—	—	—	2,300,000	23	215,169	—	—	215,192
Redemption of Series B preferred stock	(57,500)	—	—	—	—	2,799	(2,799)	—	(57,500)
Issuances pursuant to Stock Plan	—	—	—	291,209	3	22,524	—	—	22,527
Dividends declared on preferred stock	—	—	—	—	—	—	(12,020)	—	(12,020)
Dividends declared on common stock	—	—	—	—	—	(14,348)	(78,905)	—	(93,253)
Balance at December 31, 2007	$—	$129,638	$—	31,603,344	$316	$1,365,773	$—	$8,093	$1,503,820
Net income	—	—	—	—	—	—	122,869	—	122,869
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(16,910)	(16,910)
Unrealized loss on swap agreements	—	—	—	—	—	—	—	(53,623)	(53,623)
Foreign currency translation	—	—	—	—	—	—	—	(24,769)	(24,769)
Comprehensive income	—	—	—	—	—	—	—	—	27,567
Issuance of Series D preferred stock	—	—	250,000	—	—	(7,814)	—	—	242,186
Issuances pursuant to Stock Plan	—	—	—	295,693	3	23,124	—	—	23,127
Dividends declared on preferred stock	—	—	—	—	—	—	(24,225)	—	(24,225)
Dividends declared on common stock	—	—	—	—	—	(3,635)	(98,644)	—	(102,279)
Balance at December 31, 2008	$—	$129,638	$250,000	31,899,037	$319	$1,377,448	$—	$(87,209)	$1,670,196

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$122,869	$93,724	$73,416
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	3,799	3,669	2,287
Depreciation and amortization	108,743	97,335	74,039
Amortization of loan fees and costs	6,992	6,152	4,631
Amortization of debt premiums/discount	(429)	(643)	(990)
Amortization of acquired above and below market leases	(9,509)	(7,572)	(8,497)
Deferred rent	(12,273)	(15,755)	(16,837)
Stock compensation expense	13,677	11,176	7,909
Equity in loss related to investments	173	330	632
Gain on sales of investments	(8,178)	(12,030)	(7,770)
Gain/loss on properties “held for sale” and sales of properties	(15,751)	(7,976)	(59)
Non-cash impairment on investments	13,251	—	—
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(15,871)	(17,551)	(13,347)
Tenant receivables	306	(432)	(1,566)
Other assets	(21,842)	(14,705)	(25,532)
Accounts payable, accrued expenses and tenant security deposits	46,752	34,003	30,434
Net cash provided by operating activities	232,709	169,725	118,750

Investing Activities
Additions to properties	(540,847)	(589,649)	(273,989)
Purchase of properties	(7,915)	(415,601)	(727,689)
Proceeds from sales of properties	80,909	70,889	33,040
Additions to investments	(13,006)	(16,618)	(12,906)
Proceeds from investments	13,311	19,651	20,594
Net cash used in investing activities	(467,548)	(931,328)	(960,950)

Financing Activities
Proceeds from secured notes payable	13,007	240,933	502,500
Principal reductions of secured notes payable	(143,477)	(261,171)	(221,316)
Principal borrowings from unsecured line of credit and term loan	1,086,000	1,152,000	1,613,600
Repayments of borrowings from unsecured line of credit	(776,000)	(887,000)	(1,503,600)
Proceeds from unsecured convertible notes	—	450,800	—
Redemption of series B preferred stock	—	(57,500)	—
Proceeds from issuance of common stock	—	215,192	535,262
Proceeds from issuance of series D convertible preferred stock	242,186	—	—
Proceeds from exercise of stock options	2,509	1,706	4,298
Dividends paid on common stock	(101,393)	(89,951)	(71,489)
Dividends paid on preferred stock	(20,578)	(12,683)	(16,090)
Distributions to minority interest	(4,108)	(3,733)	(1,928)
Contributions by minority interest	1,106	18,092	—
Redemption of minority interest	(1,282)	—	—
Net cash provided by financing activities	297,970	766,685	841,237
Net increase (decrease) in cash and cash equivalents	63,131	5,082	(963)
Cash and cash equivalents at beginning of period	8,030	2,948	3,911
Cash and cash equivalents at end of period	$71,161	$8,030	$2,948

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized	$75,524	$73,488	$65,833

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Background

References to the “Company”, “we”, “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust (“REIT”) formed in 1994.  We are focused principally on science-driven cluster formation through the ownership, operation, management and selective redevelopment, development and acquisition of properties containing office/laboratory space.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biopharmaceutical, medical device, product, service, and translational entities, as well as government agencies. As of December 31, 2008, we had 159 properties (155 properties located in ten states in the United States and four properties located in Canada) containing approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment), compared to 166 properties (162 properties located in ten states in the United States and four properties located in Canada) with approximately 12.1 million rentable square feet (including spaces undergoing active redevelopment) as of December 31, 2007.

As of December 31, 2008, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, as of December 31, 2008, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, as of December 31, 2008, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on the consumer price index or another index.  Any references to the number of buildings, square footage, number of leases and occupancy in the notes to consolidated financial statements are unaudited.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements. Such interests are subject to provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), FASB Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, FASB Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”.  Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.  For entities that are variable interest entities (“VIE”), as defined under FIN 46R, we consolidate the entity if we are the primary beneficiary.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2. Basis of presentation and summary of significant accounting policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Fair value

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.  SFAS 157 establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are: 1) using quoted prices in active markets for identical assets or liabilities; 2) “significant other observable inputs”; and 3) “significant unobservable inputs”.  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The carrying amounts of cash and cash equivalents, tenant security deposits and other restricted cash, tenant receivables and accounts payable, accrued expenses and tenant security deposits approximate fair value.  As described in Note 8, our interest rate swap agreements have been recorded at fair value.

The fair value of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  As of December 31, 2008 and 2007, the aggregate fair values of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes were approximately $2,696,566,000 and $2,783,549,000, respectively.

Operating segment

We are engaged in the business of providing office/laboratory space for lease to the life science industry.  Our properties are similar in that they provide space for lease to the life science industry, consist of office/laboratory improvements that are generic and reusable for the life science industry, are located in key life science cluster markets and have similar economic characteristics. Our chief operating decision maker, as defined under Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessment of our operating performance.  The financial information disclosed herein represents all of the financial information related to our principal operating segment.

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties and one development parcel in Canada and two development parcels in China.  The functional currency for our foreign subsidiaries operating in Canada and China is the local currency.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

2. Basis of presentation and summary of significant accounting policies (continued)

International operations (continued)

The appropriate amounts of foreign exchange gains or losses included in accumulated other comprehensive income will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net, properties undergoing development and redevelopment, and land held for development and discontinued operations

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), we allocate the purchase price of acquired properties to land, land improvements, buildings, building improvements, tenant improvements, equipment, and identified intangibles (including intangible value to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets) based upon their relative fair values.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

The values allocated to land improvements, buildings, building improvements, tenant improvements and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the shorter of the term of the respective ground lease on 40 years for buildings and building improvements, the respective lease term for tenant improvements and the estimated useful life for equipment.  The values of acquired above and below market leases are amortized over the lives of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

In accordance with SFAS 141, the values of acquired above and below market leases are amortized over the terms of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  For the years ended December 31, 2008, 2007 and 2006, we recognized a net increase in rental income of approximately $9,509,000, $7,572,000 and $8,497,000, respectively, for the amortization of acquired above and below market leases. The value of acquired leases, less accumulated amortization, was approximately $37,194,000 and $46,703,000 as of December 31, 2008 and 2007, respectively.  The weighted average amortization period of acquired leases was approximately 3.8 years as of December 31, 2008.  The estimated aggregate annual amortization of acquired leases for each of the five succeeding years is approximately $9,931,000 for 2009, $6,311,000 for 2010, $4,269,000 for 2011, $3,088,000 for 2012 and $3,041,000 for 2013.

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

In accordance with SFAS 144, we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to the terms that are usual and customary; (3) an active program to locate a buyer, and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”, its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale”.  Depreciation of assets ceases upon designation of a property as “held for sale”.

2. Basis of presentation and summary of significant accounting policies (continued)

Rental properties, net, properties undergoing development and redevelopment, and land held for development and discontinued operations (continued)

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment, and land held for development are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, appropriate capitalization rates, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred and that the future undiscounted cash flows are less than the carrying amount, a write-down is recorded to reduce the carrying amount to its estimated fair value.  Based upon our evaluation, we recognized a non-cash impairment charge on properties “held for sale” of approximately $4,650,000 for the year ended December 31, 2008, related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market, and is included in income from discontinued operations, net on the accompanying consolidated statements of income.

Conditional asset retirement obligations

Some of our properties may contain asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  In accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”), we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. Conditional asset retirement obligations totaled approximately $10.9 million and $10.8 million as of December 31, 2008 and 2007, respectively, and are included in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets.

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.  The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $250,000.  We have not experienced any losses to date on our invested cash.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	December 31,
	2008	2007
Funds held in trust under the terms of certain secured notes payable	$16,118	$20,375
Funds held in escrow related to construction projects	49,499	23,727
Other restricted funds	2,165	7,809
Total	$67,782	$51,911

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and are recorded at fair value pursuant to SFAS 157.  Fair value has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses

2. Basis of presentation and summary of significant accounting policies (continued)

Investments (continued)

shown as a separate component of stockholders’ equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and FASB Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Investments” (“EITF Topic D-46”).  Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  As of December 31, 2008 and 2007, our ownership percentages in the voting stock of each individual privately held entity was under 10%.

Individual investments are evaluated for impairment when changes in conditions exist which may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value. For all of our investments, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. We use “significant other observable inputs” and “significant unobservable inputs” pursuant to SFAS 157 to determine the fair value of privately held entities.

Leasing costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease.  Costs related to unsuccessful leasing opportunities are expensed.  Leasing costs, net of related amortization, totaled approximately $60,147,000 and $51,819,000 as of December 31, 2008 and 2007, respectively, and are included in other assets in the accompanying consolidated balance sheets.

The value of acquired in-place leases, recorded pursuant to SFAS 141, are included in amounts immediately above and are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining term of the related lease.  The value of acquired in-place leases, net of related amortization, was approximately $12,184,000 and $17,868,000 as of December 31, 2008 and 2007, respectively.  The estimated annual amortization of the value of acquired in-place leases for each of the five succeeding years is approximately $3,686,000 for 2009, $2,764,000 for 2010, $1,740,000 for 2011, $1,118,000 for 2012 and $941,000 for 2013.

Loan fees and costs

Fees and costs incurred in obtaining long term financing are amortized over the terms of the related loans and included in interest expense in the accompanying consolidated statements of income.  Loan fees and costs, net of related amortization, totaled approximately $21,662,000 and $27,477,000 as of December 31, 2008 and 2007, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month London Interbank Offered Rate (“LIBOR”).  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

2. Basis of presentation and summary of significant accounting policies (continued)

Interest rate swap agreements (continued)

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we record our interest rate swaps agreements on the balance sheets at their estimated fair values with an offsetting adjustment reflected as unrealized gains/losses in accumulated other comprehensive income in stockholders’ equity.  In accordance with SFAS 157, the fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”).  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default.  We have concluded as of December 31, 2008 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of our interest rate swaps agreements and as a result, have determined that the relevant inputs for purposes of calculating the fair value of our interest rate swap agreements, in their entirety, were based upon “significant other observable inputs” pursuant to SFAS 157.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” under SFAS 133 in reducing our exposure to variable interest rates.  In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  Accordingly, we have categorized these instruments as cash flow hedges.  We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective”, the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

Accounts payable, accrued expenses and tenant security deposits

As of December 31, 2008, accounts payable, accrued expenses and tenant security deposits included accounts payable and accrued expenses of approximately $86,171,000, swap liability of $80,542,000, accrued construction of $73,470,000 and acquired below market leases of approximately $37,194,000. As of December 31, 2007, accounts payable, accrued expenses and tenant security deposits included accounts payable and accrued expenses of approximately $48,785,000, swap liability of $27,144,000, accrued construction of $25,296,000 and acquired below market leases of approximately $46,703,000.

Accumulated other comprehensive income

Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2008	2007
Unrealized gain on marketable securities	$5,660	$22,570
Unrealized loss on interest rate swap agreements	(80,542)	(26,919)
Unrealized (loss) gain on foreign currency translation	(12,327)	12,442
Total	$(87,209)	$8,093

Rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes

2. Basis of presentation and summary of significant accounting policies (continued)

Rental income and tenant recoveries (continued)

possession of or controls the physical use of the property.  Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make required payments.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2008 and 2007, we had no allowance for doubtful accounts.

Interest income

Interest income was approximately $1,763,000, $1,916,000 and $1,303,000 in 2008, 2007 and 2006, respectively, and is included in other income in the accompanying consolidated statements of income.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT which distributes 100% of its taxable income to its shareholders each year and which meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for Federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions, including jurisdictions located in the United States, Canada, China and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2004 through 2008.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is “more likely than not” that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2008, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any tax related interest expense or penalties for the years ended December 31, 2008, 2007 or 2006.

During the years ended December 31, 2008, 2007 and 2006, we declared dividends on our common stock of $3.18, $3.04 and $2.86 per share, respectively.  During the years ended December 31, 2008, 2007 and 2006, we declared dividends on our series B cumulative redeemable preferred stock (“Series B Preferred Stock”) of $0, $0.4108 and $2.275 per share, respectively.  During the years ended December 31, 2008, 2007 and 2006, we declared dividends on our series C cumulative redeemable preferred stock (“Series C Preferred Stock”) of $2.09375, $2.09375 and $2.09375 per share, respectively.  During the year ended December 31, 2008, we declared dividends on our series D cumulative convertible preferred stock (“Series D Preferred Stock”) of $1.409722.  See Note 12, Preferred Stock and Excess Stock.

The tax treatment of distributions paid in 2008 is as follows: (1) 81.1% ordinary dividend, (2) 6.6% capital gain at 15%, and (3) 12.3% return of capital.  The tax treatment of distributions on common stock paid in 2007 is as follows: (1) 83.6% ordinary dividend; (2) 10.0% capital gain at 15%; (3) 5.1% return of capital; and (4) 1.3% Section 1250 capital gain at 25%.  The information provided in this paragraph is unaudited.

2. Basis of presentation and summary of significant accounting policies (continued)

Earnings per share, dividends declared and preferred stock redemption charge

The following table shows the computation of earnings per share, and dividends declared per common share:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$98,644	$78,905	$57,326

Weighted average shares of common stock outstanding – basic	31,653,829	29,668,231	25,102,200
Add: dilutive effect of stock options and stock grants	254,127	336,231	422,278
Weighted average shares of common stock outstanding – diluted	31,907,956	30,004,462	25,524,478

Earnings per share – basic	$3.12	$2.66	$2.28
Earnings per share – diluted	$3.09	$2.63	$2.25
Dividends declared per common share	$3.18	$3.04	$2.86

Our calculation of weighted average diluted shares pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” will include additional shares related to our unsecured convertible notes when the average market price is above the current conversion price. The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the unsecured convertible notes assuming the settlement occurred on the end of the reporting period. For the twelve months ended December 31, 2008, the weighted average common stock equivalents related to our unsecured convertible notes have been excluded from diluted weighted average shares of common stock as our unsecured convertible notes were not convertible as of December 31, 2008.

The dilutive effect of our series D convertible preferred stock will be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS 128.  For the twelve months ended December 31, 2008, the weighted average common stock equivalents related to our series D convertible preferred stock have been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

FASB Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” (“EITF Topic D-42”) provides, among other things, that any excess of (1) the fair value of the consideration transferred to the holders of preferred stock redeemed over (2) the carrying amount of the preferred stock, should be subtracted from net earnings to determine net income available to common stockholders in the calculation of earnings per share.  The cost to issue our preferred stock was recorded as a reduction to additional paid-in capital in the period that the preferred stock was issued.  Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders.  During 2007, we recorded a charge of approximately $2,799,000 to net income available to common stockholders for costs related to the redemption of our Series B Preferred Stock.  Dividends on preferred stock are deducted from net income to arrive at net income allocable to common stockholders.

Stock-based compensation expense

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under the modified-prospective transition method of SFAS 123R, compensation cost is recognized over the remaining service period for the portion of outstanding stock options as of January 1, 2006, for which the requisite service had not been rendered. The compensation cost is based on the grant-date fair value of those awards. In addition, SFAS 123R requires that we account for an estimate of awards that are expected to vest and to revise the estimate for actual forfeitures. The adoption of SFAS 123R did not

2. Basis of presentation and summary of significant accounting policies (continued)

Stock-based compensation expense (continued)

have a material impact on our consolidated financial statements since all awards accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) were fully vested prior to the adoption of SFAS 123R. Effective January 1, 2003, we had adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”) prospectively to all employee awards granted, modified or settled after January 1, 2003. We have not granted any stock options since 2002.

Impact of recently issued accounting standards

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 applies to our fiscal years beginning on January 1, 2009 and requires that all prior-period earnings per share data be adjusted retrospectively.  Early adoption is prohibited.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that affects the accounting treatment for convertible debt instruments, such as our outstanding unsecured convertible notes, that may be settled wholly or partially in cash.  FSP APB 14-1 requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.  In addition, FSP APB 14-1 requires that the interest cost for our unsecured convertible notes be accounted for based on our unsecured nonconvertible debt borrowing rate.  FSP APB 14-1 applies to our fiscal years beginning on January 1, 2009 and requires retrospective application to all periods presented with early adoption prohibited.  The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately.  Once adopted, we expect an increase in our non-cash interest expense associated with our $460 million aggregate principal amount outstanding of unsecured convertible notes that were issued in January 2007, including non-cash interest expense for prior periods (2007 and 2008) as a result of its retrospective application.

The aggregate retrospective application of both FSP EITF 03-6-1 and FSP APB 14-1 will lower our reported diluted earnings per share by 20 cents for the year ended December 31, 2008.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernment entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is not directed to the entity, but directed to the entity’s independent public accountants. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its independent public accountants) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was effective

2. Basis of presentation and summary of significant accounting policies (continued)

Impact of recently issued accounting standards (continued)

60 days following the Securities and Exchange Commission’s approval on September 16, 2008, of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), to enhance disclosures about an entity’s derivative and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  SFAS 161 requires that the entity disclose the fair value of derivative instruments and their gains and losses as well as the credit risk related contingent features. SFAS 161 applies to our fiscal years beginning on January 1, 2009.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141R”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires a company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity to be measured at their fair values as of the acquisition date.  SFAS 141R also requires companies to recognize the fair value of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, SFAS 141R requires that acquisition-related costs and restructuring costs be recognized separately from the business combination and expensed as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009.  Early adoption is prohibited. The adoption of SFAS 141R on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our practice prior to adoption of SFAS 141R of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  SFAS 160 applies to our fiscal year beginning on January 1, 2009 and will be adopted prospectively.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  Early adoption is prohibited.  The adoption of SFAS 160 will result in a reclassification of minority interest to a separate component of total equity and net income attributable to noncontrolling interest will no longer be treated as a reduction to net income but will be shown as a reduction from net income in calculating net income available to common stockholders.  Additionally, upon adoption, any future purchase or sale of interest in an entity that results in a change of control may have a material impact on our financial statements as our interest in the entity will be recognized at fair value with gains or losses included in net income.  The adoption of SFAS 160 is not expected to have a material impact to diluted earnings per share.

3. Rental properties, net, properties undergoing development and redevelopment, and land held for development

Rental properties, net consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$537,117	$531,171
Buildings and improvements	3,036,222	2,786,036
Tenant and other improvements	180,398	185,726
	3,753,737	3,502,933
Less accumulated depreciation	(428,690)	(356,018)
Total	$3,325,047	$3,146,915

As of December 31, 2008 and 2007, certain of our rental properties were encumbered by deeds of trust and assignments of rents and leases associated with the properties. See Note 5, Secured Notes Payable.  The net book values of encumbered rental properties as of December 31, 2008 and 2007 were approximately $1,323,912,000 and $1,489,994,000, respectively.

We lease space under noncancelable leases with remaining terms of up to 15 years.

In July 2006, we completed the acquisition of a 90% equity interest in the leasehold interest in 10.4 acres commonly known as Technology Square (“Tech Square”) at Massachusetts Institute of Technology (“MIT”) in Cambridge, Massachusetts. The remaining 10% equity interest was retained by MIT.  MIT is also a tenant at Tech Square occupying approximately 178,952 rentable square feet as of December 31, 2008. The results of Tech Square’s operations have been included in our consolidated financial statements since that date. Tech Square consists of a seven building campus (including a 1,593-space covered car parking garage and a 49-space surface parking lot) containing approximately 1.2 million rentable square feet and is subject to a ground lease with an affiliate of MIT through December 31, 2064.

In accordance with SFAS 141, in July 2006, we allocated the purchase price of Tech Square based upon the relative fair values of the assets acquired and liabilities assumed including rental properties of approximately $616 million, other assets of approximately $5 million, secured notes payable of approximately $220 million, acquired below market leases of approximately $26 million and minority interest of approximately $37 million. The weighted average amortization period related to the acquired below market leases was approximately six years at the time of acquisition.

Our financial statements, on an unaudited pro forma basis, for the acquisition of Tech Square, the issuance of 2.5 million shares of common stock with proceeds of approximately $232 million and borrowings on our unsecured line of credit of approximately $106 million as if it had occurred on January 1, 2006, would have reflected total consolidated revenues of approximately $347.5 million for the year ended December 31, 2006.  Net income available to common stockholders would have been approximately $60.6 million for the year ended December 31, 2006.  Net income available to common stockholders on a diluted per share basis would have been $2.21 for the year ended December 31, 2006.  All other properties acquired during 2006 comprise a series of individually insignificant unrelated transactions, both individually and in aggregate, and have been excluded from this pro forma analysis.

As of December 31, 2008 and 2007, we had approximately $1.4 billion and $1.1 billion, respectively, undergoing development, redevelopment and pre-construction activities.  In accordance with SFAS 34, we are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the years ended December 31, 2008, 2007 and 2006 was approximately $72,580,000, $56,036,000 and $35,282,000, respectively. Total interest incurred for the years ended December 31, 2008, 2007 and 2006 was approximately $151,800,000, $142,806,000 and $105,359,000, respectively.

3. Rental properties, net and properties undergoing development and redevelopment, and land held for development (continued)

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2008 are as follows (in thousands):

Year	Amount
2009	$318,092
2010	303,773
2011	272,563
2012	218,245
2013	183,914
Thereafter	556,322
$1,852,909

4.  Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” in accordance with SFAS 115, and are recorded at fair value pursuant to SFAS 157.  Fair value of our investments in publicly traded companies has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of December 31, 2008 and 2007, our ownership percentage in the voting stock of each individual privately held entity was under 10%.  For all our investments, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  As a result of these assessments, in 2008, we recognized aggregate non-cash impairment charges of $13,251,000, respectively for other-than-temporary declines in the fair value of investments, including $1,985,000 that was recognized in March 2008.

The following table summarizes our “available for sale” securities (in thousands):

	December 31,
	2008	2007
Adjusted cost of available-for-sale securities	$699	$5,626
Gross unrealized gains	5,660	23,947
Gross unrealized losses	—	(1,377)
Fair value of available-for-sale securities	$6,359	$28,196

Investments in “available for sale” securities with gross unrealized losses as of December 31, 2007 had been in a continuous unrealized loss position for less than 12 months.  We had the ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of our investment.  We believe that these unrealized losses were temporary and accordingly we did not recognize an other-than-temporary impairment related to “available for sale” securities as of December 31, 2007.

4.  Investments (continued)

Our investments in privately held entities as of December 31, 2008 and 2007 totaled approximately $55,502,000 and $56,126,000, respectively.  Of these totals, approximately $55,478,000 and $55,841,000 are accounted for under the cost method.  The remainder ($24,000 and $285,000 for 2008 and 2007, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of December 31, 2008 and 2007, there were no unrealized losses in our investments in privately held entities.

Net investment income of approximately $8,005,000, $11,700,000, and $7,138,000 was recognized in 2008, 2007 and 2006, respectively, and is included in other income in the accompanying consolidated statements of income.  Net investment income in 2008 consisted of equity in loss of approximately $173,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of approximately $8,841,000 and gross realized losses of approximately $663,000.  For the year ended December 31, 2008, approximately $10,816,000 was reclassified from accumulated other comprehensive income to realized gains, net and is included in other income. Net investment income in 2007 consisted of equity in loss of approximately $330,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of approximately $12,216,000 and gross realized losses of approximately $186,000.  Net investment income in 2006 consisted of equity in loss of approximately $632,000 related to investments in privately held entities accounted for under the equity method, gross realized gains of approximately $8,305,000 and gross realized losses of approximately $535,000.

5. Secured notes payable

Secured notes payable totaled approximately $1.1 billion and $1.2 billion as of December 31, 2008 and 2007, respectively. Our secured notes payable had weighted average interest rates of approximately 5.26% and 6.08% at December 31, 2008 and 2007, respectively, with maturity dates ranging from June 2009 to August 2016.

Our secured notes payable generally require monthly payments of principal and interest.  The total net book values of rental properties, net, properties undergoing development and redevelopment, and land held for development securing debt were approximately $1.8 billion at December 31, 2008 and 2007.  At December 31, 2008, our secured notes payable were comprised of approximately $785.5 million and $296.4 million of fixed and variable rate debt, respectively, compared to approximately $902.9 million and $310.0 million of fixed and variable rate debt, respectively, at December 31, 2007.

Future principal payments due on secured notes payable as of December 31, 2008, are as follows (dollars in thousands):

Year	Amount		Weighted Average Interest Rate (1)
2009	$94,998	(2)	5.26%
2010	258,038		5.23
2011	190,965		5.69
2012	37,582		5.95
2013	49,819		5.89
Thereafter	450,561	(2)	5.85
	$1,081,963	(2)(3)

(1)         The weighted average interest rate related to payments on our secured notes payable is calculated based upon the outstanding debt as of December 31st of the year immediately preceding the year presented.

(2)         Includes minority interests’ share of scheduled principal maturities of approximately $45.0 million, of which approximately $23.0 million and $20.8 million mature in 2009 and thereafter, respectively.

(3)         Total secured notes payable as of December 31, 2008 is net of unamortized discount of approximately $2.1 million.

6.  Unsecured line of credit and unsecured term loan

Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of December 31, 2008, we had borrowings of $675 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.30%.

Our unsecured line of credit and unsecured term loan, as amended, bear interest at a floating rate based on our election of either (1) a LIBOR-based rate plus 1.00% to 1.45% depending on our leverage or (2) the higher of a rate based upon Bank of America’s (“BofA”) prime rate plus 0.0% to 0.25% depending on our leverage or the Federal Funds rate plus 0.50%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one year period to October 2012.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among others, the following (as defined under the terms of the agreement):

•            leverage ratio less than 65.0%;

•            fixed charge coverage ratio greater than 1.40;

•            minimum book value of $800 million; and

•            secured debt ratio less than 55%.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of December 31, 2008 and 2007, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties.  As of December 31, 2008, aggregate unsecured borrowings were limited to approximately $2.5 billion.

7.  Unsecured convertible notes

In January 2007, we completed a private offering of $460 million of unsecured convertible notes that are due in 2027 (the “Notes”) with a coupon of 3.70%.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the Notes may require us to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to but excluding the repurchase date.

At issuance, the Notes had an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the Notes is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2008, the Notes had a conversion rate of approximately 8.5070 common shares per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.

7.  Unsecured convertible notes (continued)

Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to the stated maturity of the Notes only under the following circumstances: (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  The Note Measurement Period is the five consecutive trading day period following a request by a holder of the Notes to convert his Notes.

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

SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments such as our interest rate swap agreements.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” under SFAS 133 in reducing our exposure to variable interest rates.  In accordance with SFAS 133, we formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  Accordingly, we have categorized these instruments as cash flow hedges.  We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are highly effective in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings.  While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective”, the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

As of December 31, 2008 and 2007, our interest rate swap agreements were classified in accounts payable, accrued expenses, tenant security deposits and other assets at their fair values aggregating a liability balance of approximately $80.5 million and $26.9 million, respectively, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive income in stockholders’ equity.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.  For the year ended December 31, 2008, approximately $14.9 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $33.2 million from accumulated other comprehensive income to interest expense as an increase to interest expense.

8. Interest rate swap agreements (continued)

The following table summarizes our interest rate swap agreements as of December 31, 2008 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2008	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(4,288)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,801)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,805)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(7,138)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(2,250)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(5,043)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,987)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(3,549)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(963)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(3,212)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(3,212)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,787)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,788)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(1,426)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(2,027)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(4,117)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(4,123)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(873)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	—	(2,304)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	—	(8,150)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	—	(8,136)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	—	(4,563)
Total					$953,500	$(80,542)

In accordance with SFAS 133, we record our interest rate swaps agreements on the balance sheets at their estimated fair values with an offsetting adjustment reflected as unrealized gains/losses in accumulated other comprehensive income in stockholders’ equity.  In accordance with SFAS 157, the fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”).  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default.  We have concluded as of December 31, 2008, the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of our interest rate swaps agreements and as a result, have determined that the relevant inputs for purposes of calculating the fair value of our interest rate swap agreements, in their entirety, were based upon “significant other observable inputs” pursuant to SFAS 157.

9. Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts, in an amount not to exceed the maximum allowed under the Internal Revenue Code.  In addition to employee contributions, we have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $1,289,000, $941,000, and $850,000, respectively, for the years ended December 31, 2008, 2007 and 2006. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the company.

9. Commitments and contingencies (continued)

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions.  The combined account balances at each institution periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.

We are dependent on rental income from relatively few tenants in the life science industry.  The inability of any single tenant to make its lease payments could adversely affect our operations.  As of December 31, 2008, we held 416 leases with a total of 347 tenants and 79 of our 159 properties were each leased to a single tenant.  At December 31, 2008, our three largest tenants accounted for approximately 14.3% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits.  In addition to security deposits held in cash, we held approximately $60.9 million in irrevocable letters of credit available from certain tenants as security deposits for 164 leases as of December 31, 2008.

Commitments

As of December 31, 2008, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and infrastructure improvements under the terms of leases approximated $292.2 million.  We expect payments for these obligations to occur over the next 4 years, subject to capital planning adjustments from time to time.  We were also committed to fund approximately $43.8 million for certain investments over the next six years.

As of December 31, 2008, we were committed under the terms of ground leases for 19 of our properties and three land development parcels.  These lease obligations over the next five years and thereafter are approximately $6.1 million in 2009, $6.6 million in 2010, $7.7 million in 2011, $8.2 million in 2012 and $8.7 million in 2013 and $559.4 million thereafter, and have remaining lease terms of 24 to 98 years, exclusive of extension options.  In addition, as of December 31, 2008, we were committed under the terms of certain operating leases for our headquarters and field offices.  These lease obligations totaling approximately $4.6 million have remaining lease terms of less than one year to four years, exclusive of extension options.

10.  Minority interest

Minority interest represents the third party interests in certain entities in which we have a controlling interest and a third party interest in a VIE in which we are the primary beneficiary.  These entities own eight properties and three development parcels and are included in our consolidated financial statements.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Minority interest is adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  As of December 31, 2008 and 2007, we were the primary beneficiary of a VIE which owns a development parcel with a carrying value of approximately $88.0 million and $72.8 million, respectively.  The development parcel serves as collateral for a non-recourse secured loan that had balances of approximately $50.7 million and $38.2 million at December 31, 2008 and 2007, respectively, and matures in June 2009.  We may, in certain circumstances, be obligated to provide additional capital to the VIE in accordance with the operating agreement.  As of December 31, 2008 and 2007, the minority interest balance related to this entity was approximately $15.3 million. As of December 31, 2008 and 2007, the aggregate minority interest balance was approximately $75.0 million and $75.5 million, respectively, and is classified as minority interest in the accompanying consolidated balance sheet.

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

Series D cumulative convertible preferred stock

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2008 the Series D Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

12.  Preferred stock and excess stock (continued)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 15,185,500 shares were issued and outstanding as of December 31, 2008. In addition, 200,000,000 shares of “excess stock” (as defined) are authorized, none of which were issued and outstanding at December 31, 2008.

13.  Stock plan

1997 Stock plan

In 1997, we adopted a stock option and incentive plan for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the company by providing employees the opportunity to acquire common stock pursuant to (1) options to purchase common stock; and (2) share awards.  In May 2008, we amended and restated the 1997 stock option and incentive plan (the “Restated 1997 Stock Plan”) to increase the number of shares reserved for the grant of awards and extend the term of the Restated 1997 Stock Plan to May 2018, among other amendments.  As of December 31, 2008, a total of 942,510 shares were reserved for the granting of future options and share awards under the Stock Plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. We have not granted any stock options since 2002.  The options outstanding under the Restated 1997 Stock Plan expire at various dates through October 2012.

The fair values of the options issued under the Restated 1997 Stock Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.55%	3.45%	4.64%
Dividend yield	4.06%	2.52%	2.71%
Volatility factor of the expected market price	29.65%	21.63%	20.83%
Weighted average expected life of the options	5.3 years	5.0 years	5.0 years

A summary of the stock option activity under our Restated 1997 Stock Plan and related information for the years ended December 31, 2008, 2007 and 2006 follows:

	2008		2007		2006
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	255,345	$41.80	338,680	$38.20	492,016	$34.92
Granted	—	—	—	—	—	—
Exercised	(69,291)	36.22	(83,335)	27.16	(153,336)	27.69
Forfeited	—	—	—	—	—	—
Outstanding at end of year	186,054	$43.88	255,345	$41.80	338,680	$38.20
Exercisable at end of year	186,054	$43.88	255,345	$41.80	338,680	$38.20
Weighted average fair value of options granted		$—		$—		$—

13. Stock plan (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Range of Exercise Prices	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$29.44 - $38.46	$36.87	47,850	2.1
$39.40 - $43.24	41.84	13,300	3.4
$43.50 - $43.50	43.50	27,000	3.2
$47.69 - $47.69	47.69	97,904	3.5
$29.44 - $47.69	$43.88	186,054	3.1

The aggregate intrinsic value of options outstanding as of December 31, 2008 was approximately $3.1 million.

In addition, the Restated 1997 Stock Plan permits us to issue share awards to our employees and non-employee directors.  A share award is an award of common stock, which (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code.  Shares issued generally vest over a three year period from the date of issuance and the sale of the shares is restricted prior to the date of vesting.   The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period.

As of December 31, 2008 and 2007 there were 475,421 and 457,956, respectively, nonvested share awards outstanding.  During 2008, we granted 230,663 shares of common stock, 209,523 share awards vested and 3,675 shares were forfeited.  During 2007, we granted 294,376 shares of common stock, 275,487 share awards vested and 5,282  shares were forfeited.  During 2006, we granted 286,569 shares of common stock, 105,782 share awards vested and 7,975 shares were forfeited.  The weighted average grant-date fair value of share awards granted during 2008 was approximately $96.76 per share and the total fair value of share awards vested, based on the market price on the vesting date, was approximately $19.3 million.  As of December 31, 2008, there was $34.3 million of unrecognized compensation related to nonvested share awards under the Stock Plan, which is expected to be recognized over a weighted average period of approximately one year.  Capitalized stock compensation was approximately $7,019,000, $8,677,000 and $3,741,000 in 2008, 2007 and 2006, respectively, and is included as a reduction of general and administrative costs in the accompanying consolidated statements of income.

14. Non-cash transactions

During the year ended December 31, 2008, building improvements and equipment aggregating $13,407,000 was transferred to the Company in a non-cash transaction.  The amount of building improvements and equipment recognized in this transaction was determined based upon the estimated fair value of the improvements received.  This amount is also recognized as additional rental income amortized over the remaining term of the applicable lease.

During the year ended December 31, 2007, our non-cash transaction related to the acquisition of one property located in the Eastern Massachusetts market   During the year ended December 31, 2006, our non-cash transactions related to the acquisition seven properties in one transaction located in the Eastern Massachusetts market and the acquisition of one land parcel in a second unrelated transaction located in the San Francisco Bay market.  The following table summarizes these transactions (in thousands):

	Year Ended December 31,
	2007	2006
Aggregate purchase price	$150,000	$608,363
Minority interest	—	36,898
Notes payable	57,900	232,525
Cash paid for the properties	$92,100	$338,940

15.  Discontinued operations

The following is a summary of operations and net assets of the properties included in discontinued operations presented in compliance with SFAS 144 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Total revenue	$2,316	$10,988	$17,162
Operating expenses	758	3,492	4,368
Revenue less operating expenses	1,558	7,496	12,794
Interest expense	1,185	2,261	2,284
Depreciation expense	510	2,327	3,135
Subtotal	(137)	2,908	7,375
Gain/loss on properties “held for sale” and sales of property, net	15,751	7,976	59
Income from discontinued operations, net	$15,614	$10,884	$7,434

	Year Ended December 31,
	2008	2007
Properties “held for sale”, net	$9,189	$30,331
Other assets	54	71
Total assets	$9,243	$30,402
Total liabilities	13,966	62
Net (liabilities) assets of discontinued operations	$(4,723)	$30,340

Income from discontinued operations, net for 2008 includes the results of operations of three properties that were classified as “held for sale” as of December 31, 2008 and eight properties sold during 2008.  In accordance with SFAS 144, during 2008, we recorded a non-cash impairment charge of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market which has been included in the gain/loss on properties “held for sale” and sales of property, net above.  We sold the industrial building located in a suburban submarket south of Boston and the office building located in the San Diego market later in 2008.  Income from discontinued operations, net for 2007 includes the results of operations of three properties that were classified as “held for sale” as of December 31, 2008, eight properties sold during 2008, and four properties and four land parcels sold during 2007.  Income from discontinued operations, net for 2006 includes the results of operations of three properties that were classified as “held for sale” as of December 31, 2008, eight properties sold during 2008, four properties and four land parcels sold during 2007, and three properties sold during 2006.

16.  Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2008 and 2007 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2008
Revenues (1)	$109,562	$109,657	$114,877	$126,572
Net income available to common stockholders	$34,760	$21,303	$21,510	$21,071

Earnings per share:
Basic (2)	$1.10	$0.67	$0.68	$0.66
Diluted (2)	$1.09	$0.67	$0.67	$0.66

	Quarter
	First	Second	Third	Fourth
2007
Revenues (1)	$94,390	$93,380	$101,696	$107,596
Net income available to common stockholders	$15,108	$21,334	$20,186	$22,277

Earnings per share:
Basic (2)	$0.52	$0.73	$0.69	$0.71
Diluted (2)	$0.52	$0.73	$0.68	$0.70

(1)        All periods have been adjusted from amounts previously disclosed in our Form 10Q’s to reclassify amounts related to discontinued operations.  See Note 15.

(2)        Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and to the change in the number of common shares outstanding.

17.  Subsequent events

In January 2009, we sold three properties which were classified as “held for sale” as of December 31, 2008.  The aggregate sales price for the properties sold in 2009 was approximately $14.4 million.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

			Costs
			Capitalized
			Subsequent
	Initial Costs		to Acquisition	Total Costs
		Buildings &	Buildings &		Buildings &		Accumulated			Year Built/
Description	Land	Improvements	Improvements	Land	Improvements	Total (20)	Depreciation (1)	Encumbrances (21)		Renovated

California - Los Angeles Metro	$8,960	$5,196	$13,636	$8,960	$18,832	$27,792	$(3,385)	$6,154		1940’s/2002
California - San Diego	2,270	5,960	8,940	2,270	14,900	17,170	(3,853)	—		1971/2003
California - San Diego	1,013	—	16,840	1,013	16,840	17,853	(7,508)	—		2000
California - San Diego	620	9,531	9,699	620	19,230	19,850	(2,493)	—		1962/2005
California - San Diego	2,651	18,046	4,163	2,651	22,209	24,860	(7,985)	33,828	(2)	1986/2000
California - San Diego	1,227	9,554	11,516	1,227	21,070	22,298	(3,724)	—	(2)	1991
California - San Diego	463	1,840	2,857	463	4,697	5,160	(1,523)	—	(4)	1983/1998
California - San Diego	2,548	13,638	295	2,548	13,933	16,481	(5,250)	9,055		1989
California - San Diego	2,248	10,952	15,060	2,248	26,012	28,260	(2,232)	—		1998/2006
California - San Diego	1,122	—	3,908	1,122	3,908	5,031	(857)	—	(2)	2000
California - San Diego	1,683	—	5,747	1,683	5,747	7,430	(1,646)	—	(2)	1999
California - San Diego	733	2,273	1,878	733	4,151	4,884	(2,327)	—	(8)	1997
California - San Diego	444	1,699	1,919	444	3,618	4,062	(1,332)	—		late 1970’s/1999
California - San Diego	651	1,375	1,935	651	3,310	3,961	(1,622)	—		1978/1999
California - San Diego	275	8,621	3,676	275	12,297	12,572	(2,709)	86,241	(3)	1987/2003
California - San Diego	320	10,070	2,976	320	13,046	13,366	(3,611)	—	(3)	1987/2000
California - San Diego	258	8,170	9,114	258	17,284	17,542	(3,959)	—	(3)	1987/2000
California - San Diego	455	2,581	2,393	455	4,974	5,429	(505)	22,334	(4)	1981
California - San Diego	754	4,288	3,569	754	7,857	8,611	(650)	—	(4)	1981/1998
California - San Diego	564	3,224	52	564	3,276	3,840	(747)	—	(4)	1981/1995
California - San Diego	436	2,480	442	436	2,922	3,358	(575)	—	(4)	1981/1999
California - San Diego	605	3,459	46	605	3,505	4,110	(798)	—	(4)	1981/1995
California - San Diego	515	1,566	2,575	515	4,141	4,656	(1,076)	—		early 1980’s/2001
California - San Diego	4,246	16,165	19,986	4,246	36,151	40,397	(2,919)	9,468		1986/1998
California - San Diego	1,984	10,397	238	1,984	10,635	12,619	(1,315)	—	(3)	1987/2001
California - San Diego	3,492	18,285	268	3,492	18,553	22,045	(1,935)	14,207	(5)	1999/2000
California - San Diego	7,393	27,950	4,662	7,393	32,612	40,005	(1,153)	—		1990/2007
California - San Diego	9,967	37,000	75	9,967	37,075	47,042	(1,497)	—		2001
California - San Diego	9,609	41,438	11	9,609	41,449	51,058	(1,500)	—		2001
California - San Diego	9,994	37,099	51	9,994	37,150	47,144	(1,352)	—		1985/2005
California - San Diego	6,991	25,243	94	6,991	25,337	32,328	(1,100)	—		1986
California - San Francisco Bay	3,211	8,665	11,882	3,211	20,547	23,758	(4,702)	—		1962/2002
California - San Francisco Bay	—	6,628	8,450	—	15,078	15,078	(5,303)	—		1968/2000
California - San Francisco Bay	—	21,323	22,034	—	43,357	43,357	(9,478)	—		1980/2003
California - San Francisco Bay	3,519	—	12,983	3,519	12,983	16,502	(5,537)	30,814	(6)	2001
California - San Francisco Bay	3,519	—	7,715	3,519	7,715	11,234	(2,408)	—	(6)	2001
California - San Francisco Bay	7,730	24,397	35	7,730	24,432	32,162	(4,164)	142,133	(7)	2000
California - San Francisco Bay	4,187	14,020	36	4,187	14,056	18,243	(3,645)	—	(7)	2002
California - San Francisco Bay	8,250	33,846	4,246	8,250	38,092	46,343	(2,761)	—	(7)	2006
California - San Francisco Bay	—	19,154	1,267	—	20,421	20,421	(2,534)	—	(3)	1962/2002
California - San Francisco Bay	6,726	—	71,099	6,726	71,099	77,825	(2,643)	—		2007
California - San Francisco Bay	7,038	39,704	3,716	7,038	43,420	50,458	(4,884)	—	(7)	2001
California - San Francisco Bay	4,800	6,693	9,021	4,800	15,714	20,514	(920)	—		1982
California - San Francisco Bay	6,617	7,091	9,479	6,617	16,570	23,187	(572)	—		early 1980’s
California - San Francisco Bay	25,258	48,796	101	25,258	48,897	74,155	(2,749)	—		1999
California - San Francisco Bay	38,911	75,337	13,501	38,911	88,838	127,749	(2,918)	—		2001
Eastern Massachusetts	—	6,247	2,269	—	8,516	8,516	(1,768)	—	(9)	1880/1991
Eastern Massachusetts	960	3,032	9,077	960	12,109	13,069	(1,780)	—		1975
Eastern Massachusetts	2,576	13,724	4,700	2,576	18,424	21,000	(5,250)	—		1991
Eastern Massachusetts	2,352	14,173	2,941	2,352	17,114	19,466	(4,968)	17,447	(8)	1993

Alexandria Real Estate Equities, Inc. and Subsidiaries

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

			Costs
			Capitalized
			Subsequent
	Initial Costs		to Acquisition	Total Costs
		Buildings &	Buildings &		Buildings &		Accumulated			Year Built/
Description	Land	Improvements	Improvements	Land	Improvements	Total (20)	Depreciation (1)	Encumbrances (21)		Renovated

Eastern Massachusetts	651	—	20,923	651	20,923	21,574	(8,282)	—		2000
Eastern Massachusetts	3,360	7,316	14,752	3,360	22,068	25,428	(8,969)	—		1978/2001
Eastern Massachusetts	1,475	7,194	11,428	1,475	18,622	20,097	(5,895)	35,220	(9)	1972/2002
Eastern Massachusetts	—	—	21,778	—	21,778	21,778	(6,303)	—		2002
Eastern Massachusetts	—	—	21,557	—	21,557	21,557	(3,478)	—		2002
Eastern Massachusetts	6,047	5,146	40,682	6,047	45,828	51,875	(5,011)	42,530		1980/2003
Eastern Massachusetts	2,567	4,522	9,763	2,567	14,285	16,852	(2,046)	—	(3)	1972
Eastern Massachusetts	1,578	10,195	1,027	1,578	11,222	12,800	(1,261)	8,847	(10)	1929/2003
Eastern Massachusetts	228	1,501	304	228	1,805	2,033	(238)	—	(10)	1940/2003
Eastern Massachusetts	876	5,033	89	876	5,122	5,998	(530)	—		1975/1997
Eastern Massachusetts	1,220	22,375	44	1,220	22,419	23,639	(2,148)	—		1977
Eastern Massachusetts	1,466	9,046	8,450	1,466	17,496	18,962	(1,219)	7,292		1982/1997
Eastern Massachusetts	1,341	8,448	631	1,341	9,079	10,420	(786)	5,406	(11)	1975/2000
Eastern Massachusetts	12,833	27,333	55	12,833	27,388	40,221	(2,510)	—		1999
Eastern Massachusetts	750	3,312	37	750	3,349	4,099	(307)	2,455	(12)	1972/2001
Eastern Massachusetts	2,749	7,679	7,436	2,749	15,115	17,864	(852)	—		1907/1982
Eastern Massachusetts	1,440	5,238	15	1,440	5,253	6,693	(459)	—		1985/1996
Eastern Massachusetts	893	4,000	6,576	893	10,576	11,469	(350)	1,657	(13)	1975/2004
Eastern Massachusetts	—	3,554	7,114	—	10,668	10,668	(421)	—		1920
Eastern Massachusetts	1,278	7,057	461	1,278	7,518	8,796	(590)	—		1973/2000
Eastern Massachusetts	2,261	61,580	24,674	2,261	86,254	88,515	(5,577)	11,036		2001
Eastern Massachusetts	2,342	9,890	32	2,342	9,922	12,264	(937)	—		2006
Eastern Massachusetts	—	619,658	4,630	—	624,288	624,288	(35,517)	221,690	(14)	2006
Eastern Massachusetts	—	9,059	111	—	9,170	9,170	(572)	—		1920’s/1998
Eastern Massachusetts	804	5,835	—	804	5,835	6,639	(268)	—		1970/2006
Eastern Massachusetts	29,004	35,713	3,197	29,004	38,910	67,914	(1,482)	—		1895/2000
International - Canada	2,794	17,811	109	2,794	17,921	20,715	(1,713)	—		2004
International - Canada	6,671	20,113	97	6,671	20,210	26,881	(1,556)	—		1999
International - Canada	2,175	8,093	330	2,175	8,423	10,598	(631)	—		1969/2003
International - Canada	1,972	4,040	8,149	1,972	12,189	14,161	(263)	—		2007
New Jersey/Suburban Philadelphia	654	4,234	749	654	4,983	5,637	(1,431)	—	(9)	1989
New Jersey/Suburban Philadelphia	600	3,110	3,811	600	6,921	7,521	(3,989)	—		1983/1998
New Jersey/Suburban Philadelphia	621	4,258	3,053	621	7,311	7,932	(473)	—		1968
New Jersey/Suburban Philadelphia	1,289	12,039	70	1,289	12,109	13,398	(1,474)	—		1997/2004
New Jersey/Suburban Philadelphia	1,625	19,715	3,712	1,625	23,427	25,052	(1,705)	—		1975/1996/2002
New Jersey/Suburban Philadelphia	1,468	7,885	6	1,468	7,891	9,359	(241)	—		2007
New Jersey/Suburban Philadelphia	1,840	2,298	14,577	1,840	16,875	18,715	(5,640)	—	(9)	late 1960’s/1999
New Jersey/Suburban Philadelphia	1,075	1,438	4,606	1,075	6,044	7,119	(2,618)	—		1984/1999
Southeast	214	3,802	39	214	3,841	4,055	(982)	—		1976/1993
Southeast	283	4,857	1,858	283	6,715	6,998	(2,085)	—		1986
Southeast	288	5,789	5,849	288	11,638	11,926	(5,775)	—		1985
Southeast	804	5,899	10,054	804	15,953	16,757	(3,440)	—		1985
Southeast	862	3,435	2,716	862	6,151	7,013	(1,116)	—		1981
Southeast	—	202	7,517	—	7,719	7,719	(3,002)	—		2000
Southeast	339	3,383	9,136	339	12,519	12,858	(2,380)	—		1995/2003
Southeast	363	9,101	8,798	363	17,899	18,262	(1,756)	—		2000
Southeast	363	8,734	37	363	8,771	9,134	(708)	—		2005
Southeast	713	12,827	567	713	13,394	14,107	(1,483)	8,058		1995
Southeast	619	9,100	230	619	9,330	9,949	(622)	—		2002
Southeast	951	3,982	58	951	4,040	4,991	(54)	—		1986/1996
Southeast	2,919	5,311	11,189	2,919	16,500	19,419	(155)	—		2003

Alexandria Real Estate Equities, Inc. and Subsidiaries

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

			Costs
			Capitalized
			Subsequent
	Initial Costs		to Acquisition	Total Costs
		Buildings &	Buildings &		Buildings &		Accumulated			Year Built/
Description	Land	Improvements	Improvements	Land	Improvements	Total (20)	Depreciation (1)	Encumbrances (21)		Renovated

Suburban Washington, D.C.	1,733	9,611	4,178	1,733	13,789	15,522	(4,840)	—		1967/2000
Suburban Washington, D.C.	871	5,362	3,262	871	8,624	9,495	(4,091)	—		1989/1999
Suburban Washington, D.C.	1,059	6,515	1,995	1,059	8,510	9,569	(2,247)	—		1987
Suburban Washington, D.C.	3,281	14,416	252	3,281	14,668	17,949	(4,603)	22,870	(15)	1989/1997
Suburban Washington, D.C.	775	4,122	587	775	4,709	5,484	(1,328)	—	(16)	1981/1995
Suburban Washington, D.C.	2,800	11,533	23,138	2,800	34,671	37,471	(5,800)	24,711		1994/2005
Suburban Washington, D.C.	1,267	3,031	6,192	1,267	9,223	10,490	(6,021)	—	(15)	1982/1997
Suburban Washington, D.C.	900	2,732	2,568	900	5,300	6,200	(2,033)	—	(17)	1989
Suburban Washington, D.C.	2,117	21,946	11,033	2,117	32,979	35,096	(3,656)	—		2006
Suburban Washington, D.C.	748	3,609	1,599	748	5,208	5,956	(1,887)	—	(16)	1981/2003
Suburban Washington, D.C.	—	13,679	2,197	—	15,876	15,876	(4,818)	28,059	(16)	1990/2003
Suburban Washington, D.C.	4,024	493	24,211	4,024	24,704	28,728	(9,013)	26,202	(17)	2000
Suburban Washington, D.C.	376	3,192	2,454	376	5,646	6,022	(1,359)	—		1974/2000
Suburban Washington, D.C.	3,731	5,239	8,188	3,731	13,427	17,158	(3,280)	—		1980/2001
Suburban Washington, D.C.	947	5,092	5,105	947	10,197	11,144	(1,884)	—		1980/2003
Suburban Washington, D.C.	970	5,138	231	970	5,369	6,339	(1,195)	—		1981/2003
Suburban Washington, D.C.	983	6,638	140	983	6,778	7,761	(1,688)	—	(17)	1989/1992
Suburban Washington, D.C.	1,466	5,708	4,908	1,466	10,616	12,082	(3,109)	—		1972/2003
Suburban Washington, D.C.	2,773	23,906	5,323	2,773	29,229	32,002	(2,527)	—		1999
Suburban Washington, D.C.	1,476	7,267	82	1,476	7,349	8,825	(792)	—		1963/1979
Suburban Washington, D.C.	2,576	5,661	297	2,576	5,958	8,534	(753)	—		1999
Suburban Washington, D.C.	10,052	106,240	27,715	10,052	133,955	144,007	(15,863)	76,000		1996/1998/2002
Suburban Washington, D.C.	1,647	13,258	4,577	1,647	17,835	19,482	(2,597)	—		1970/1992
Suburban Washington, D.C.	5,527	26,365	7,029	5,527	33,394	38,921	(3,459)	—		1982
Suburban Washington, D.C.	784	4,705	85	784	4,790	5,574	(459)	3,161	(18)	2000/2003
Suburban Washington, D.C.	2,924	19,664	490	2,924	20,154	23,078	(1,631)	—		1972/1983
Suburban Washington, D.C.	4,800	27,639	390	4,800	28,029	32,829	(8,276)	—		1992
Washington - Seattle	5,654	22,916	24,448	5,654	47,364	53,018	(13,619)	—		1975/1997
Washington - Seattle	912	—	4,556	912	4,556	5,467	(43)	—		1946/1962
Washington - Seattle	2,119	11,275	4,973	2,119	16,248	18,367	(6,516)	—		1980/2000
Washington - Seattle	1,432	7,497	5,982	1,432	13,479	14,911	(3,763)	—		1929/2000
Washington - Seattle	4,240	31,232	26	4,240	31,258	35,498	(4,883)	—		1997
Washington - Seattle	1,570	15,917	14,929	1,570	30,846	32,416	(4,433)	—		1997
Washington - Seattle	6,940	—	62,395	6,940	62,395	69,335	(7,092)	—		2004
Washington - Seattle	2,157	1,645	9,056	2,157	10,701	12,858	(599)	—		1962
Washington - Seattle	1,700	344	251	1,700	595	2,295	(43)	—		1951
Washington - Seattle	8,525	20,064	303	8,525	20,367	28,892	(2,026)	28,500		1962/2000
Washington - Seattle	2,212	6,788	5,712	2,212	12,500	14,712	(548)	3,650	(19)	1998
Washington - Seattle	4,295	3,914	174	4,295	4,088	8,383	(187)	—		1927/1996
Washington - Seattle	10,997	7,901	314	10,997	8,215	19,212	(382)	—		1920/1996
Various	106,947	4,336	49,358	106,947	53,694	160,641	(1,925)	7,527

	$537,117	$2,239,660	$976,960	$537,117	$3,216,620	$3,753,737	$(428,690)	$936,552

(1)

The depreciable lives for buildings and improvements are the shorter of the term of the respective ground lease or 40 years, 20 for land improvements and the term of the respective lease for tenant improvements.

(2)	Loan of $33,828 secured by four properties identified by this reference.
(3)	Loan of $86,241 secured by six properties identified by this reference.
(4)	Loan of $22,334 secured by six properties identified by this reference.
(5)	The balance shown includes an unamortized premium of $587.
(6)	Loan of $30,814 secured by two properties identified by this reference.
(7)	Loan of $142,133 secured by four properties identified by this reference.
(8)	Loan of $17,447 secured by two properties identified by this reference.
(9)	Loan of $35,220 secured by four properties identified by this reference.
(10)	Loan of $8,847 secured by two properties identified by this reference.
(11)	The balance shown includes an unamortized premium of $182.
(12)	The balance shown includes an unamortized premium of $143.
(13)	The balance shown includes an unamortized premium of $55.
(14)	The balance shown includes an unamortized discount of $3,306.
(15)	Loan of $22,870 secured by two properties identified by this reference.
(16)	Loan of $28,059 secured by three properties identified by this reference.
(17)	Loan of $26,202 secured by three properties identified by this reference.
(18)	The balance shown includes an unamortized premium of $119.
(19)	The balance shown includes an unamortized premium of $114.
(20)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).
(21)	Excludes $145,111 of encumbrances primarily related to five assets undergoing development and redevelopment, and land held for development.

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

	Rental Properties December 31,
	2008	2007	2006
Balance at beginning of period	$3,502,933	$3,006,693	$1,897,873
Purchase of rental properties	8,409	487,132	1,013,220
Sale of properties	(84,886)	(56,543)	(41,913)
Additions	36,012	15,686	23,182
Transfer of costs from properties undergoing development and redevelopment, and land held for development	291,269	49,965	114,331
Balance at end of period	$3,753,737	$3,502,933	$3,006,693

	Accumulated Depreciation December 31,
	2008	2007	2006
Balance at beginning of period	$356,018	$280,442	$222,353
Depreciation expense on rental properties	89,506	82,496	62,394
Sale of properties	(16,834)	(6,920)	(4,305)
Balance at end of period	$428,690	$356,018	$280,442