Form 10-Q
period 2009-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2009-05-11
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of `“large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As of May 5, 2009, 39,371,572 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Rental properties, net	$3,339,992	$3,325,031
Properties undergoing development and redevelopment, and land held for development	1,451,566	1,397,917
Cash and cash equivalents	125,281	71,161
Tenant security deposits and other restricted cash	54,770	67,782
Tenant receivables	5,992	6,453
Deferred rent	85,970	85,733
Investments	64,788	61,861
Other assets	106,822	109,144
Total assets	$5,235,181	$5,125,082

Liabilities and Equity
Secured notes payable	$1,041,854	$1,081,963
Unsecured line of credit and unsecured term loan	1,355,000	1,425,000
Unsecured convertible notes	432,266	430,003
Accounts payable, accrued expenses and tenant security deposits	331,715	386,801
Dividends payable	37,701	32,105
Total liabilities	3,198,536	3,355,872

Redeemable noncontrolling interests	32,887	33,963

Alexandria Real Estate Equities, Inc. stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	390	319
Additional paid-in capital	1,662,694	1,401,441
Accumulated other comprehensive loss	(79,868)	(87,241)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	1,962,854	1,694,157
Noncontrolling interests	40,904	41,090
Total equity	2,003,758	1,735,247
Total liabilities and equity	$5,235,181	$5,125,082

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Rental	$104,941	$81,841
Tenant recoveries	27,062	24,471
Other income	754	3,250
	132,757	109,562

Expenses
Rental operations	32,684	28,261
General and administrative	9,418	8,787
Interest	20,199	23,460
Depreciation and amortization	31,446	25,591
Non-cash impairment on investments	–	1,985
	93,747	88,084

Income from continuing operations	39,010	21,478

Income from discontinued operations, net	2,239	15,673

Net income	41,249	37,151

Net income attributable to noncontrolling interests	875	951
Dividends on preferred stock	7,089	2,928
Net income attributable to unvested restricted stock awards	517	503
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,768	$32,769

Weighted average shares of common stock outstanding
Basic	32,478,671	31,546,591
Diluted	32,498,107	31,687,241

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.94	$0.55
Discontinued operations, net	0.07	0.49
Earnings per share – basic	$1.01	$1.04

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.94	$0.54
Discontinued operations, net	0.07	0.49
Earnings per share – diluted	$1.01	$1.03

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(Dollars in thousands)

(Unaudited)

		Alexandria Real Estate Equities, Inc. Stockholders

	Total Equity	Series C Preferred Stock	Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$1,735,247	$129,638	$250,000	31,899,037	$319	$1,401,441	$–	$(87,241)	$41,090

Distributions to noncontrolling interests	(727)	–	–	–	–	–	–	–	(727)

Net income	40,923	–	–	–	–	–	40,374	–	549

Unrealized gain on marketable securities	692	–	–	–	–	–	–	692	–

Unrealized gain on swap agreements	11,331	–	–	–	–	–	–	11,331	–

Foreign currency translation	(4,658)	–	–	–	–	–	–	(4,650)	(8)

Comprehensive income	48,288	–	–	–	–	–	–	–	–

Issuance of common stock, net of offering costs	254,630	–	–	7,000,000	70	254,560	–	–	–

Issuances pursuant to stock plan	4,905	–	–	75,129	1	4,904	–	–	–

Dividends declared on preferred stock	(7,089)	–	–	–	–	–	(7,089)	–	–

Dividends declared on common stock	(31,496)	–	–	–	–	–	(31,496)	–	–

Other	–	–	–	–	–	1,789	(1,789)	–	–

Balance at March 31, 2009	$2,003,758	$129,638	$250,000	38,974,166	$390	$1,662,694	$–	$(79,868)	$40,904

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$41,249	$37,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,446	25,810
Amortization of loan fees and costs	1,319	1,248
Amortization of debt premiums/discount	2,262	1,979
Amortization of acquired above and below market leases	(4,745)	(1,814)
Deferred rent	(1,509)	(3,015)
Stock compensation expense	3,022	3,536
Equity in (income) loss related to investments	(40)	77
Loss (gain) on sales of investments	380	(2,717)
Gain/loss on properties “held for sale” and sales of property	(2,234)	(15,563)
Non-cash impairment on investments	–	1,985
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	13,012	(13,701)
Tenant receivables	461	(2,094)
Other assets	(1,974)	(4,654)
Accounts payable, accrued expenses and tenant security deposits	(14,528)	(2,895)
Net cash provided by operating activities	68,121	25,333

Investing Activities
Additions to properties	(132,788)	(116,720)
Proceeds from sales of properties	11,929	68,047
Additions to investments	(2,822)	(3,142)
Proceeds from investments	246	3,794
Net cash used in investing activities	(123,435)	(48,021)

Financing Activities
Proceeds from secured notes payable	1,082	–
Principal reductions of secured notes payable	(41,190)	(96,869)
Principal borrowings from unsecured line of credit and term loan	206,000	320,000
Repayments of borrowings from unsecured line of credit	(276,000)	(385,000)
Proceeds from issuance of common stock	254,630	–
Proceeds from issuance of series D cumulative convertible preferred stock	–	213,086
Proceeds from exercise of stock options	30	411
Dividends paid on common stock	(25,900)	(25,002)
Dividends paid on preferred stock	(7,089)	(2,714)
Distributions to redeemable noncontrolling interests	(350)	(374)
Redemption of redeemable noncontrolling interests	(1,052)	(1,282)
Distributions to noncontrolling interests	(727)	(593)
Contributions by noncontrolling interests	–	649
Net cash provided by financing activities	109,434	22,312
Net increase (decrease) in cash and cash equivalents	54,120	(376)
Cash and cash equivalents at beginning of period	71,161	8,030
Cash and cash equivalents at end of period	$125,281	$7,654

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                 Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and pre-eminent first-in-class real estate investment trust (“REIT”) focused principally on science-driven cluster formation.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biopharmaceutical, medical device, product, service and translational entities, as well as government agencies.  Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets. Our asset base approximates 12.8 million rentable square feet consisting of 156 properties approximating 11.7 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development approximating 1.1 million rentable square feet.

2.                 Basis of presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission.  In our opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim condensed consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements.  Such interests are subject to provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), FASB Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” FASB Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”  Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.  For entities that are variable interest entities, as defined under FIN 46R, we consolidate the entity if we are the primary beneficiary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Retrospective adjustments from adoption of accounting pronouncements

On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that affects the accounting for convertible debt instruments, such as our outstanding 3.70% unsecured convertible notes (“3.70% Unsecured Convertible Notes”), that may be settled wholly or partially in cash.  FSP APB 14-1 requires that instruments within its scope be separated into their liability and equity components as of the issuance date of the instrument by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method.  In addition, FSP APB 14-1 requires that the interest cost for our unsecured convertible notes be accounted for based on our unsecured nonconvertible

2.                 Basis of presentation (continued)

Retrospective adjustments from adoption of accounting pronouncements (continued)

debt borrowing rate.  FSP APB 14-1 requires retrospective application to prior periods.  The cumulative effect of the change in accounting principle on prior periods was recognized as of January 1, 2008. An offsetting adjustment aggregating approximately $29.7 million was made to the opening balance of retained earnings as of January 1, 2008.  For the three months ended March 31, 2009 and 2008, we incurred additional non-cash interest expense related to our 3.70% Unsecured Convertible Notes, net of amounts capitalized, of approximately $930,000 and $1.5 million, respectively, as a result of adopting FSP APB 14-1.

On January 1, 2009, we also adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As a result, net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and earnings per share (basic and diluted) are adjusted for an allocation of net income to unvested restricted stock awards, including retrospective application to prior periods.  For the three months ended March 31, 2009 and 2008, approximately $517,000 and $503,000, respectively, of net income was attributable to unvested restricted stock awards.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  Under SFAS 160, purchases or sales of an interest in an entity that results in a change of control is recognized at fair value with gains or losses included in net income.  As a result of the issuance of SFAS 160, the guidance in Emerging Issues Task Force Abstracts, Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”) was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date.  We adopted SFAS 160 effective January 1, 2009.  Pursuant to the transition provisions of SFAS 160, the presentation and disclosure requirements have been applied retrospectively to prior periods.  The retrospective application of the presentation and disclosure requirements of SFAS 160 resulted in a reclassification of noncontrolling interests determined not to be redeemable to a separate component of total equity (including an allocation of accumulated other comprehensive income to noncontrolling interests) and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders.  The retrospective application of the presentation and disclosure requirements of SFAS 160 did not impact net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders or earnings per share for the three months ended March 31, 2008.

The following financial statement line items were affected by the adoption of FSP APB 14-1, FSP EITF 03-6-1 and SFAS 160 (in thousands except for per share data):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Income statement data:
Interest expense	$20,199	$19,269	$23,460	$21,972
Income from continuing operations	39,010	39,065	21,478	22,015
Net income	41,249	41,304	37,151	37,688
Net income attributable to Alexandria Real Estate Equities, Inc. common stockholders	32,768	34,215	32,769	34,760
Earnings per share attributable to Alexandria Real Estate, Inc.’s common stockholders:
Basic	1.01	1.05	1.04	1.10
Diluted	1.01	1.05	1.03	1.09

2.                 Basis of presentation (continued)

Retrospective adjustments from adoption of accounting pronouncements (continued)

	March 31, 2009		December 31, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Balance sheet data:
Other assets	106,822	112,785	109,144	115,636
Unsecured convertible notes	432,266	460,000	430,003	460,000
Minority interest	–	73,767	–	75,021
Redeemable noncontrolling interests	32,887	–	33,963	–
Additional paid-in capital	1,662,694	1,640,118	1,401,441	1,377,448
Noncontrolling interests	40,904	–	41,090	–

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties and one development parcel in Canada and two development parcels in China.  The functional currency for our foreign subsidiaries operating in Canada and China is the local currency.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive (loss) income as a separate component of total equity.  Gains or losses resulting from the foreign currency translation attributable to noncontrolling interests are classified in noncontrolling interests on the accompanying condensed consolidated balance sheets.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive (loss) income will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net, properties undergoing development and redevelopment and land held for development

On January 1, 2009, we prospectively adopted Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141R”).  In accordance with SFAS 141R, we recognize assets acquired (including the intangible value to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are recognized separately from the acquisition and expensed as incurred. Prior to the adoption of SFAS 141R, purchase price was allocated based upon relative fair values and acquisition-related costs on successful acquisitions were capitalized and amortized over the estimated useful lives of the assets acquired.

2.                 Basis of presentation (continued)

Rental properties, net, properties undergoing development and redevelopment and land held for development (continued)

In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”) and Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS 67”), we capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project.  Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisitions or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be capitalized and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when conditions exist that may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment and land held for development are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred based on the future undiscounted cash flows being less than the carrying amount, a write-down is recorded to reduce the carrying amount to its estimated fair value.  Based upon our evaluation, we recognized a non-cash impairment charge on properties “held for sale” of approximately $4,650,000 for the three months March 31, 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market. This non-cash impairment charge is classified in income from discontinued operations, net, in the accompanying consolidated statements of income.

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

Interest rate swap agreements

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

2.                 Basis of presentation (continued)

Interest rate swap agreements (continued)

As required by SFAS 133, we recognize our interest rate swap agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based up on the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate swap agreements are considered cash flow hedges as they are designated and qualify as a hedge of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Unrealized gain on marketable securities	$6,352	$5,660
Unrealized loss on interest rate swap agreements	(69,211)	(80,542)
Unrealized loss on foreign currency translation	(17,009)	(12,359)
	$(79,868)	$(87,241)

The following table provides a reconciliation of comprehensive income (loss) attributable to the Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$41,249	$37,151
Unrealized gain (loss) on marketable securities	692	(10,191)
Unrealized gain (loss) on interest rate swap agreements	11,331	(27,001)
Unrealized loss on foreign currency translation	(4,658)	(3,593)
Comprehensive income (loss)	48,614	(3,634)
Comprehensive loss attributable to noncontrolling interests	(8)	(14)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.	$48,622	$(3,620)

Income Taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for Federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions, including jurisdictions located in the United States, Canada, China and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2004 through 2008.

2.                 Basis of presentation (continued)

Income Taxes (continued)

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2009, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three months ended March 31, 2009 and 2008.

Earnings per share and dividends declared

In accordance with FSP EITF 03-6-1, unvested restricted stock awards which contain nonforfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share using the two-class method pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under the two-class method, we allocate net income after preferred stock dividends and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the dilutive effect of stock options using the treasury stock method pursuant to SFAS 128.

The following table shows the computation of earnings per share, basic and diluted weighted average shares of unvested restricted stock awards outstanding and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,768	$32,769

Weighted average shares of common stock outstanding – basic	32,478,671	31,546,591
Add: dilutive effect of stock options	19,436	140,650
Weighted average shares of common stock outstanding – diluted	32,498,107	31,687,241

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.01	$1.04
Diluted	$1.01	$1.03

Dividends declared per common share	$0.80	$0.78

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

Our calculation of weighted average diluted shares pursuant to SFAS 128 will include additional shares related to our 3.70% Unsecured Convertible Notes when the average market price of our common stock is higher than the conversion price. The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the unsecured convertible notes assuming the settlement occurred on the end of the reporting period.  For the three months ended March 31, 2009 and 2008, the weighted average common stock equivalents related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was not higher than the conversion price related to our 3.70% Unsecured Convertible Notes and the impact of conversion would have been anti-dilutive as of March 31, 2009.

Dividends on preferred stock, among other items, are deducted from net income to arrive at net income allocable to common stockholders.  The dilutive effect of our series D cumulative convertible preferred stock will be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS 128.  For the three months ended March 31, 2009 and 2008, the weighted average common stock equivalents related to our series D cumulative convertible preferred stock have been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.:
Income from continuing operations	$38,135	$20,527
Income from discontinued operations, net	2,239	15,673
Net income attributable to Alexandria Real Estate Equities, Inc.	$40,374	$36,200

Fair value

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require new fair value measurements of reported balances. SFAS 157 establishes and requires disclosure of fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The three levels of hierarchy are 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs”.  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

2.                 Basis of presentation (continued)

Impact of recently issued accounting standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) which extends the disclosure requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) to interim financial statements of publicly traded companies.  SFAS 107 requires annual disclosures of the fair value of all financial instruments (recognized or unrecognized), other than those specifically exempted by the standard, when practicable to do so.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  We are currently evaluating the impact of FSP FAS 107-1 on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Abstracts No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.  EITF 07-5 was effective on January 1, 2009.  The adoption of this standard on January 1, 2009, did not have any effect on our consolidated financial statements.

3.                 Rental properties, net, properties undergoing development and redevelopment and land held for development

Rental properties, net, consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Land	$532,962	$537,120
Buildings and building improvements	3,078,854	3,036,202
Other improvements	180,715	180,399
	3,792,531	3,753,721
Less accumulated depreciation	(452,539)	(428,690)
Total	$3,339,992	$3,325,031

As of March 31, 2009 and December 31, 2008, we had approximately $1.5 billion and $1.4 billion, respectively, undergoing development, redevelopment and preconstruction activities.  As of March 31, 2009 and December 31, 2008, we had an aggregate 586,738 and 590,057 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to office/laboratory space. In addition, as of March 31, 2009 and December 31, 2008, we had an existing aggregate 1.1 million and 875,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical above ground construction of office/laboratory shell and core.  Additionally, as of March 31, 2009 and December 31, 2008, we had an aggregate of 7.2 million and 7.3 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design and site work; activities prior to commencement of vertical construction of above ground shell and core).  In accordance with SFAS 34, we are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the three months ended March 31, 2009 was approximately $16,919,000.

4.                 Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and are recorded at fair value pursuant to SFAS 157.  Fair value of our investments in publicly traded companies has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and Emerging Issues Task Force Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF Topic D-46”).  As of March 31, 2009 and December 31, 2008, our ownership percentage in the voting stock of each individual privately held entity was under 10%.

4.                 Investments (continued)

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” pursuant to SFAS 157 to determine the fair value of privately held entities.  As a result of these assessments, during the three months ended March, 31 2008, we recognized aggregate non-cash impairment charges of $1,985,000.

The following table summarizes our “available for sale” securities (in thousands):

	March 31,	December 31,
	2009	2008
Adjusted cost of “available for sale” securities	$843	$699
Gross unrealized gains	6,449	5,660
Gross unrealized losses	(97)	–
Fair value of “available for sale” securities	$7,195	$6,359

We believe that the gross unrealized losses related to our “available for sale” securities as of March 31, 2009 shown above are temporary.

Our investments in privately held entities as of March 31, 2009 and December 31, 2008 totaled approximately $57,593,000 and $55,502,000, respectively.  Of these totals, approximately $57,529,000 and $55,478,000, respectively, are accounted for under the cost method.  The remainder (approximately $64,000 and $24,000 as of March 31, 2009 and December 31, 2008, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of March 31, 2009, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loan

Our $1.9 billion in unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of March 31, 2009, we had borrowings of $605 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.42%.

Our unsecured line of credit and unsecured term loan, as amended, bear interest at a floating rate based on our election of either (1) a London Interbank Offered Rate (“LIBOR”) based rate plus 1.00% to 1.45% depending on our leverage or (2) the higher of a rate based upon Bank of America’s prime rate plus 0.0% to 0.25% depending on our leverage and the Federal Funds rate plus 0.50%.  For each LIBOR-based borrowing, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among others, the following (as defined under the terms of the agreement):

•                  leverage ratio less than 65.0%;

•                  fixed charge coverage ratio greater than 1.40;

•                  minimum book value of $800 million; and

•                  secured debt ratio less than 55.0%.

5.                 Unsecured line of credit and unsecured term loan (continued)

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of March 31, 2009, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties.  As of March 31, 2009, aggregate unsecured borrowings were limited to approximately $2.7 billion.

6.                 Unsecured convertible notes

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes that are due in 2027.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their 3.70% Unsecured Convertible Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their 3.70% Unsecured Convertible Notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2009, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5070 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.

Holders of the 3.70% Unsecured Convertible Notes may convert their 3.70% Unsecured Convertible Notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 of the 3.70% Unsecured Convertible Notes only under the following circumstances: (1) the 3.70% Unsecured Convertible Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the 3.70% Unsecured Convertible Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) the 3.70% Unsecured Convertible Notes will be convertible upon the occurrence of a Fundamental Change; (4) the 3.70% Unsecured Convertible Notes will be convertible if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) the 3.70% Unsecured Convertible Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

As discussed in Note 2, we retrospectively adjusted our financial statements to reflect the effects of FSP APB 14-1 related to our 3.70% Unsecured Convertible Notes.

7.                 Interest rate swap agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements.  Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our LIBOR-based borrowings.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges under SFAS 133. Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of our interest rate swap agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the three months ended March 31, 2009, our interest rate swap agreements were used to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate swap agreements is recognized directly in earnings. During the three months ended March 31, 2009 and 2008, our interest rate swap agreements were 100% effective, thus we did not recognize any of the change in fair value of our interest rate swap agreements directly into earnings.

As of March 31, 2009, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits based upon their respective fair value in accordance with SFAS 157 aggregating a liability balance of approximately $69.2 million, which includes accrued interest and adjustments for nonperformance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive income in total equity.  We have not posted any collateral related to our interest rate swap agreements.

Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.  For the three months ended March 31, 2009, approximately $9.5 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $32.6 million from accumulated other comprehensive income to interest expense as an increase to interest expense.

7.                 Interest rate swap agreements (continued)

As of March 31, 2009, the Company had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at March 31, 2009	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(2,934)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,362)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,365)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(5,913)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(2,059)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,616)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,161)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(3,217)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(487)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,771)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,771)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,480)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,481)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(1,168)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(1,701)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(3,703)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(3,709)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(662)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	–	(2,604)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(6,944)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(6,941)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(4,162)
Total					$953,500	$(69,211)

In accordance with SFAS 157, the fair value of each interest rate swap agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the interest rate swap agreement, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”).  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

8.                 Alexandria Real Estate Equities, Inc. stockholders’ equity

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

8.                 Alexandria Real Estate Equities, Inc. stockholders’ equity (continued)

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Convertible Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were initially used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain cash dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2009, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

In March 2009, we declared a cash dividend on our common stock aggregating $31,496,000 ($0.80 per share) for the calendar quarter ended March 31, 2009.  In March 2009, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock aggregating $2,714,000 ($0.5234375 per share), for the period January 15, 2009 through April 15, 2009.  Additionally, in March 2009, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4,375,000 ($0.4375 per share), for the period January 15, 2009 through April 15, 2009.

9.                 Noncontrolling interests

Noncontrolling interests represent the third party interests in certain entities in which we have a controlling interest and a third party interest in a variable interest entity in which we are the primary beneficiary.  These entities own eight properties and three development parcels and are included in our consolidated financial statements.  Noncontrolling interests is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  In accordance with EITF Topic D-98, we classify these ownership interests in the entities at the maximum redemption value as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  As of March 31, 2009 and December 31, 2008, the redeemable noncontrolling interest balances were approximately $32.9 million and $34.0 million, respectively.  The remaining noncontrolling interests aggregating approximately $40.9 million and $41.1 million as of March 31, 2009 and December 31, 2008, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

9.                 Noncontrolling interests (continued)

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2009 (in thousands):

Balance at December 31, 2008	$33,963
Net income	326
Distributions	(350)
Redemptions	(1,052)
Balance at March 31, 2009	$32,887

10.          Discontinued operations

In accordance with SFAS 144, we classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale,” its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale.”  Depreciation of assets ceases upon designation of a property as “held for sale.”

The following is a summary of income from discontinued operations, net and net liabilities of discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Total revenue	$41	$1,140
Operating expenses	13	445
Revenue less operating expenses	28	695
Interest expense	23	366
Depreciation expense	–	219
Subtotal	5	110
Gain/loss on properties “held for sale” and sales of property, net	2,234	15,563
Income from discontinued operations, net	$2,239	$15,673

	March 31,	December 31,
	2009	2008
Properties “held for sale,” net	$–	$9,189
Other assets	–	54
Total assets	$–	$9,243
Total liabilities	–	13,966
Net liabilities of discontinued operations	$–	$(4,723)

10.          Discontinued operations (continued)

Income from discontinued operations, net for three months ended March 31, 2009 includes the results of operations of three properties that were sold during the first quarter 2009. Income from discontinued operations, net for three months ended March 31, 2008 includes the results of operations of two properties that were classified as “held for sale” as of March 31, 2008 and six properties sold during the first quarter 2008. In accordance with SFAS 144, in the first quarter of 2008, we recorded a non-cash impairment charge of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market that has been included in the gain/loss on properties “held for sale” and sales of property, net above.  We sold the industrial building located in a suburban submarket south of Boston and the office building located in the San Diego market later in 2008.  During the first quarter of 2009, we sold three properties located in the San Diego market that had been classified as “held for sale” as of December 31, 2008.  The total sales price for the properties sold in the first quarter 2009 was approximately $14 million.

11.          Subsequent events

In April 2009, we completed a private offering of $240 million principal amount of unsecured convertible notes that are due in 2029 with a coupon of 8.00% (the “8.00% Unsecured Convertible Notes”).  The net proceeds from this offering after initial purchasers’ fees and other offering costs, were approximately $232.8 million.  Prior to April 20, 2014, we will not have the right to redeem the 8.00% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their 8.00% Unsecured Convertible Notes, in whole or in part, on April 15, 2014, 2019 and 2024 for cash equal to 100% of the principal amount of the 8.00% Unsecured Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their 8.00% Unsecured Convertible Notes upon a Fundamental Change, at a repurchase price in cash equal to 100% of the principal amount of the 8.00% Unsecured Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.

Holders of the 8.00% Unsecured Convertible Notes may convert their 8.00% Unsecured Convertible Notes prior to the stated maturity date of April 15, 2029 of the 8.00% Unsecured Convertible Notes only under the following circumstances: (1) the 8.00% Unsecured Convertible Notes will be convertible during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the 8.00% Unsecured Convertible Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) the 8.00% Unsecured Convertible Notes will be convertible upon the occurrence of a Fundamental Change; (4) the 8.00% Unsecured Convertible Notes will be convertible if we call the 8.00% Unsecured Convertible Notes for redemption; and (5) the 8.00% Unsecured Convertible Notes will be convertible at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.

11.          Subsequent events (continued)

In accordance with FSP APB 14-1 our 8.00% Unsecured Convertible Notes will be separated into its liability and equity components as of the issuance date by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component.  The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method.  In addition, pursuant to FSP APB 14-1 the interest cost for our 8.00% Unsecured Convertible Notes will be accounted for based on our unsecured nonconvertible debt borrowing rate.  The “if-converted” method shall be applied pursuant to SFAS 128.  If the “if-converted” method is dilutive, earning per share shall be calculated by adding interest charges applicable to our 8.00% Unsecured Convertible Notes back to the numerator and our 8.00% Unsecured Convertible Notes shall be assumed to have been converted at the beginning of the period and the resulting common shares shall be included in the denominator.  We are currently evaluating the impact of our 8.00% Unsecured Convertible Notes, however, for earnings per share (diluted) purposes, we expect the “if-converted” method, initially, to be anti-dilutive and therefore conversion shall not be assumed.  A separate analysis is required for funds from operations calculations.  For funds from operations purposes, we expect the “if-converted” method, initially, to be dilutive and therefore conversion would be assumed under the “if-converted” method.

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million.

Also in April 2009, we declared a cash dividend on (i) our common stock of $0.35 per share for the calendar quarter ended June 30, 2009; (ii) our 8.375% series C cumulative redeemable preferred stock of $0.5234375 per share, for the period April 15, 2009 through July 15, 2009; and (iii) our Series D Convertible Preferred Stock of 0.4375 per share, for the period April 15, 2009 through July 15, 2009.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

•                  unprecedented and extraordinary worldwide negative economic, financial and banking conditions;

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

•                  significant decreases in our active development, active redevelopment or preconstruction activities resulting in significant increases in our interest, operating and payroll expenses;

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

This list of risks and uncertainties, however, is only a summary and is not intended to be exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Readers of our quarterly report on Form 10-Q should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and pre-eminent first-in-class REIT focused principally on science-driven cluster formation.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biopharmaceutical, medical device, product, service and translational entities, as well as government agencies.  Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.

As of March 31, 2009, we had 156 properties containing approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment) of office/laboratory space.  As of that date, our properties were approximately 94.3% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment.  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.

For the three months ended March 31, 2009, we:

•                  Executed 37 leases for approximately 465,000 rentable square feet.

•                  Completed redevelopment of multiple spaces aggregating 57,000 rentable square feet.

•                  Reported operating margins at approximately 75%.

•                  Reported occupancy at 94.3%.

•                  Sold three properties to a life science user for approximately $14 million at a gain of approximately $2 million.

•                  Extended beyond 2012 approximately $92 million of secured debt maturities.

•                  Closed a follow-on common stock offering with net proceeds of approximately $255 million.

We continue to demonstrate the strength and durability of our core operations providing office/laboratory space to the broad and diverse life science industry.  Our core operating results were solid for the first three months of 2009, during the continuing extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crises, significant worldwide economic recession and drastic decline in consumer confidence and the consumer driven economy.  Financial systems throughout the world have become illiquid with banks much less willing to lend substantial amounts to other banks and borrowers. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing or capital on reasonable terms or on any terms.

The current economic, financial and banking environment, worldwide economic recession and lack of consumer confidence have caused and mandated significant reductions to our capital expenditures across all areas of our business, including operating expenses, general and administrative expenses, development and construction.  We intend to focus on preservation of capital while maintaining future long term growth prospects.  We intend to significantly reduce our capital expenditures in 2009 as compared to 2008 while we focus on the completion of our existing active redevelopment projects aggregating approximately 586,738 rentable square feet and our existing active development projects aggregating approximately 1.1 million rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future reductions in construction activities will reduce our capital expenditures.  However, if construction activities (including preconstruction activities) cease, certain construction and or preconstruction costs, including interest, taxes, insurance, payroll and other costs, will be expensed as incurred.  We also intend to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds over several years for the repayment of outstanding debt to be provided by opportunistic sales of real estate, joint ventures and through the issuance of additional equity securities, as appropriate.

Properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth, as of March 31, 2009, the rentable square footage, annualized base rent and occupancy of our properties in each of our existing markets (dollars in thousands):

		Rentable Square Feet			Annualized
Markets	Number of Properties	Operating	Redevelopment	Total	Base Rent (1)	Occupancy Percentages (1) (2)
California-San Diego	32	1,525,894	148,657	1,674,551	$45,605	92.7%
California-San Francisco Bay	17	1,424,680	53,980	1,478,660	49,278	96.7
Eastern Massachusetts	38	3,163,553	292,743	3,456,296	112,875	95.6
New Jersey/Suburban Philadelphia	8	459,904	–	459,904	8,708	88.0
Southeast	13	712,414	40,725	753,139	15,853	96.4
Suburban Washington, D.C.	31	2,444,468	50,633	2,495,101	48,611	89.8 (3)
Washington-Seattle	13	1,045,768	–	1,045,768	32,462	99.0
International-Canada	4	342,394	–	342,394	7,420	100.0
Total Properties (Continuing Operations)	156	11,119,075	586,738	11,705,813	$320,812	94.3%

(1)          Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2009 (using rental revenue computed on a straight-line basis in accordance with United States generally accepted accounting principles (“GAAP”)).  Amounts exclude spaces at properties totaling approximately 586,738 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

(2)          Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of March 31, 2009 was 89.6%.

(3)          In May 2009, we executed a lease for approximately 58,632 rentable square feet at a single tenant building in the Suburban Washington, D.C. market.  As of March 31, 2009, this building was vacant and in our operating asset base.  This lease represents approximately 2.4% of the operating rentable square feet of the Suburban Washington, D.C. market.

Our average occupancy rate as of December 31 from 1997 to 2008 was approximately 95.5%.

Leasing

As of March 31, 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.  Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties remain our property after termination of the lease at our election.  However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove the improvements and restore the premises to their original condition.

The following table provides information with respect to lease expirations at our properties as of March 31, 2009:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Leased Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2009	58	(1)	727,605	(1)	6.9%	$22.99
2010	70		1,057,607		10.1	27.13
2011	73		1,786,463		17.0	29.25
2012	60		1,348,488		12.9	33.45
2013	52		1,030,381		9.8	30.21
2014	33		959,840		9.2	28.52
2015	15		647,441		6.2	30.84
2016	15		826,117		7.9	28.24
2017	12		600,032		5.7	36.89
2018	11		732,876		7.0	44.39
Thereafter	13		695,381		6.6	28.72

(1)          Excludes 12 month-to-month leases for approximately 72,000 rentable square feet.

Redevelopment

A key component of our business is redevelopment of existing office, warehouse or shell space as generic laboratory space that can be leased at higher rates.  As of March 31, 2009, we had approximately 586,738 rentable square feet undergoing redevelopment at 11 properties.  In addition to properties undergoing redevelopment, as of March 31, 2009, our asset base contained embedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.6 million rentable square feet.

The following table summarizes total rentable square footage undergoing redevelopment as of March 31, 2009:

Markets/Submarkets	Estimated In-Service Dates	Rentable Square Footage Undergoing Redevelopment/ Total Property

California – San Diego/Torrey Pines	2010	84,504 / 84,504
California – San Diego/Torrey Pines	2009	13,591 / 43,600
California – San Diego/Torrey Pines	2009	11,338 / 107,709
California – San Diego/Torrey Pines	2009	39,224 / 76,084
California – San Francisco Bay	2011	53,980 / 53,980
Eastern Massachusetts/Cambridge	2009	58,857 / 177,101
Eastern Massachusetts/Cambridge	2010	90,841 / 369,831
Eastern Massachusetts/Suburban	2010	113,045 / 113,045
Eastern Massachusetts/Suburban	2010	30,000 / 30,000
Southeast/Florida	2009	40,725 / 44,855
Suburban Washington, D.C./Shady Grove	2009	50,633 / 123,501
		586,738 / 1,224,210

As of March 31, 2009, our estimated cost to complete was approximately $95 per rentable square foot for the 586,738 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.  Our final costs for these redevelopment projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Development

Another key component of our business is ground-up development.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of March 31, 2009, we had six parcels of land undergoing ground-up development approximating 1.1 million rentable square feet of office/laboratory space.  We also had an embedded pipeline for future ground-up development approximating 9.5 million developable square feet of office/laboratory space.  However, new commitments for significant additional ground-up developments are not strategic priorities in the near term.

The following table summarizes our properties undergoing ground-up development as of March 31, 2009:

Markets/Submarkets	Building Descriptions	Estimated In-Service Dates	Estimated Investment Per Square Foot	Rentable Square Feet	Leasing Status

California - San Francisco Bay/ Mission Bay	Multi-tenant Bldg.	2010	$350	158,000	100% Leased or Committed
California - San Francisco Bay/ Mission Bay	Two Bldgs., Single or Multi-tenant	2010/2011	$300	210,000	48% Leased with Option for Additional 24%
California - San Francisco Bay/ So. San Francisco	Two Bldgs., Single or Multi-tenant	2009	$350	162,000	16% Leased; Negotiating for Remaining Space
California - San Francisco Bay/ So. San Francisco	Single Tenant Bldg.	2009	$350	130,000	55% Leased with Option for Remaining Space Through 2009
New York - New York City – East Tower	Multi-tenant Bldg.	2010/2011	$500	310,000	Marketing; Negotiating Lease with Credit Anchor Tenant for 90,000 Rentable Square Feet; Negotiating LOIs for Multiple Requirements Approximating 90,000 Rentable Square Feet
Washington - Seattle	Single Tenant Bldg. with 5% Retail	2010	$390	115,000	92% Leased with Option for Additional 3%; 5% Retail
				1,085,000

As of March 31, 2009, our estimated committed costs to complete the approximately 1.1 million rentable square feet undergoing ground-up development was approximately $100 per rentable square foot.  Our final costs for these development projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

A component of our business also includes ground-up development projects outside of the United States. We have the ability to develop up to approximately 924,000 rentable square feet in Edinburgh, Scotland. We have a right to purchase the land for this development over the next 13 years. We also have a development site in Toronto, Canada for the ground-up development of a multi-story building aggregating approximately 770,000 rentable square feet. This parcel is subject to a 99-year ground lease. We also have two development parcels in China subject to land use rights. One development parcel is located in South China for a two-building project aggregating approximately 280,000 rentable square feet. This project is nearing shell completion. As of March 31 2009, our estimated remaining costs to complete shell construction were less than $5 million. The second development parcel is located in North China for a two-building project aggregating approximately 300,000 rentable square feet. As of March 31 2009, our estimated remaining costs to complete shell construction were approximately $15 million. Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.  We do not expect to make any new commitments for significant ground-up development projects in the near term.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 7.5% of our annualized base rent.  The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of March 31, 2009:

20 Largest Tenants

Tenant	Number of Leases	Remaining Lease Term in Years		Approximate Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (in thousands) (1)	Percentage of Aggregate Annualized Base Rent
Novartis AG	4	6.6	(2)	400,255	3.8%	$24,030	7.5%
GlaxoSmithKline plc	6	6.2	(3)	345,521	3.3	13,930	4.3
Roche Holding Ltd	5	5.8	(4)	387,813	3.7	12,748	4.0
ZymoGenetics, Inc.	2	10.1	(5)	203,369	1.9	8,747	2.7
United States Government	6	4.4	(6)	308,205	2.9	8,315	2.6
Massachusetts Institute of Technology	3	3.0	(7)	178,952	1.7	7,899	2.5
Theravance, Inc.	2	3.0	(8)	170,244	1.6	6,136	1.9
Dyax Corp.	1	2.9		91,527	0.9	5,774	1.8
Amylin Pharmaceuticals, Inc.	3	7.2	(9)	158,983	1.5	5,466	1.7
The Scripps Research Institute	2	7.7	(10)	96,500	0.9	5,193	1.6
Forrester Research, Inc.	1	2.5		145,551	1.4	4,987	1.6
Oscient Pharmaceuticals Corporation	1	1.9	(11)	68,460	0.7	4,442	1.4
Quest Diagnostics Incorporated	1	7.8		248,186	2.4	4,341	1.4
Infinity Pharmaceuticals, Inc.	2	3.8		67,167	0.6	4,337	1.4
Fred Hutchinson Cancer Research Center	3	5.1	(12)	128,471	1.2	4,016	1.3
Johnson & Johnson	2	4.5	(13)	170,451	1.6	3,917	1.2
Merck & Co., Inc.	2	4.1	(14)	102,196	1.0	3,847	1.2
Monsanto Company	3	8.9	(15)	120,050	1.1	3,757	1.2
Telik, Inc.	1	5.2		91,644	0.9	3,716	1.2
Qiagen N.V.	2	7.2	(16)	153,288	1.5	3,706	1.2
Total/Weighted Average (17):	52	5.7		3,636,833	34.7%	$139,304	43.5%

(1)	Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2009 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(2)

Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 47,185 rentable square feet and 97,629 rentable square feet (representing two leases at two properties containing 81,441 and 16,188 rentable square feet, respectively), with remaining lease terms of 9.0 years, 4.5 years and 1.3 years, respectively.

(3)

Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (representing two leases at two properties containing 68,000 and 60,759 rentable square feet, respectively); 47,870 rentable square feet, 17,932 rentable square feet and 150,960 rentable square feet with remaining lease terms of 11.0 years, 8.8 years, 2.5 years and 1.6 years, respectively.

(4)

Amount shown is a weighted average of multiple leases with this tenant for 126,971 rentable square feet, 66,262 rentable square feet, 77,843 rentable square feet, 16,406 rentable square feet, 22,489 rentable square feet and 77,842 rentable square feet with remaining lease terms of 9.5 years, 5.6 years, 5.0 years, 4.7 years, 4.5 years and 1.4 years, respectively.

(5)	As of December 31, 2008, Novo A/S owned approximately 30% of ZymoGenetics, Inc.
(6)

Amount shown is a weighted average of multiple leases with this tenant for 81,580 rentable square feet, 114,568 rentable square feet (representing three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and 54,906 rentable square feet, respectively), 105,000 rentable square feet and 7,057 rentable square feet with remaining lease terms of 6.1 years, 4.5 years, 3.2 years and 0.4 years, respectively.

(7)

Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet and 83,561 rentable square feet with remaining lease terms of 4.3 years, 2.5 years and 1.8 years, respectively.

(8)	As of February 17, 2009, GlaxoSmithKline plc owned 15.1% of the outstanding stock of Theravance, Inc.

(9)

Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet, respectively) with remaining lease terms of 8.8 years and 5.8 years, respectively.

(10)

Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 8.6 years and 7.4 years, respectively.

(11)	As of March 31, 2009, 78% of space is subleased.
(12)

Amount shown is a weighted average of multiple leases with this tenant for 106,425 rentable square feet, 16,897 rentable square feet and 5,149 rentable square feet with remaining lease terms of 5.7 years, 2.9 years and 0.1 years, respectively.

(13)

Amount shown is a weighted average of multiple leases with this tenant for 111,451 rentable square feet and 59,000 rentable square feet with remaining lease terms of 5.0 years and 3.4 years, respectively.

(14)

Amount shown is a weighted average of multiple leases with this tenant for 67,473 rentable square feet and 34,723 rentable square feet with remaining lease terms of 5.5 years and 1.5 years, respectively.

(15)

Amount shown is a weighted average of multiple leases with this tenant for 65,719 rentable square feet, 22,555 rentable square feet and 31,776 rentable square feet with remaining lease terms of 14.9 years, 1.7 years and 1.6 years, respectively.

(16)

Amount shown is a weighted average of multiple leases with this tenant for 143,585 rentable square feet and 9,703 rentable square feet with remaining lease terms of 7.5 years and 1.9 years, respectively.

(17)	Weighted average based on percentage of aggregate leased square feet.

Results of operations

Comparison of Three Months Ended March 31, 2009 (“First Quarter 2009”) to Three Months Ended March 31, 2008 (“First Quarter 2008”)

Rental revenues increased by $23.1 million, or 28%, to $104.9 million for First Quarter 2009 compared to $81.8 million for First Quarter 2008.  The increase resulted from rental revenues from properties acquired, placed in service or redeveloped during the periods after January 1, 2008 and increases in rental rates related to renewed and/or releasable space leased.  In addition, during the First Quarter 2009, we recognized additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.  The additional rental income includes the fair value of building improvements and equipment which was received in the modification of the lease and recognized over the remaining term of the applicable lease which ended in January 2009.

Tenant recoveries increased by $2.6 million, or 11%, to $27.1 million for First Quarter 2009 compared to $24.5 million for First Quarter 2008.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped during the periods after January 1, 2008.

Other income for First Quarter 2009 and First Quarter 2008 of $0.8 million and $3.3 million, respectively, represents construction management fees, interest, investment income and storage income.  The decrease in other income is primarily related to decreases in investment income for First Quarter 2009 as compared to First Quarter 2008.

Rental operating expenses increased by $4.4 million, or 16%, to $32.7 million for First Quarter 2009 compared to $28.3 million for First Quarter 2008.  The increase resulted primarily from rental operating expenses (primarily payroll, property taxes and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2008.  The majority of the increase in rental operating expenses is recoverable from tenants through tenant recoveries.

General and administrative expenses increased by $0.6 million, or 7%, to $9.4 million for First Quarter 2009 compared to $8.8 million for First Quarter 2008.  As a percentage of total revenues, general and administrative expenses for First Quarter 2009 remained relatively consistent with First Quarter 2008 at approximately 7% to 8% of total revenues.

Interest expense decreased by $3.3 million, or 14%, to $20.2 million for First Quarter 2009 compared to $23.5 million for First Quarter 2008.  The decrease resulted from a decrease in London Interbank Offered Rate (“LIBOR”) rates partially offset by increases in indebtedness on our unsecured line of credit.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate swap agreements, decreased from approximately 5.35% as of March 31, 2008 to approximately 4.42% as of March 31, 2009.  These borrowings were primarily utilized to finance the development and redevelopment of properties in 2008.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest Rate Swap Agreements”).

Depreciation and amortization increased by $5.9 million, or 23%, to $31.4 million for First Quarter 2009 compared to $25.6 million for First Quarter 2008.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after January 1, 2008.

During the First Quarter 2008, we recognized a non-cash impairment charge of $1,985,000 associated with an other than temporary decline in the value of certain investments below their carrying value.

Income from discontinued operations, net of $2.2 million for First Quarter 2009 reflects the results of operations and gains on three properties sold in First Quarter 2009.  In connection with the properties sold in First Quarter 2009, we recorded a gain of approximately $2.2  million.  Income from discontinued operations, net of $15.7 million for First Quarter 2008 reflects the results of operations and gains/losses on three properties sold in First Quarter 2009 and eight properties sold in 2008 of which six were sold in First Quarter 2008.  In connection with the properties sold in First Quarter 2008, we recorded a gain of approximately $20.2 million.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) we recorded a non-cash impairment charge in First Quarter 2008 of approximately $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market.  These properties were sold later in 2008.  No properties were classified as “held for sale” as of March 31, 2009.

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

We expect to meet certain long term liquidity requirements, such as for property development and redevelopment activities, scheduled debt maturities and non-recurring capital improvements, through net cash provided by operating activities, periodic asset sales, long term secured and unsecured indebtedness, including borrowings under our unsecured line of credit and unsecured term loan and the issuance of additional debt and/or equity securities.

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

•                  fund principal and interest payments due under our debt obligations, including balloon payments of principal; and

•                  fund dividend distributions in order to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash on hand of approximately $125.3 million as of March 31, 2009;

•                  restricted cash of approximately $34.8 million as of March 31, 2009 to fund certain construction costs;

•                  cash flows generated by operating activities (for the three months ended March 31, 2009, we generated approximately $68.1 million of cash flows from operating activities);

•                  availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.4 billion outstanding as of March 31, 2009);

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds generated from potential asset sales;

•                  cash proceeds from the issuance of common or preferred equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of March 31, 2009 consisted of the following (in thousands):

		Payments by Period

	Total	2009	2010-2011	2012-2013	Thereafter

Secured notes payable	$1,041,854	$93,476	$347,931	$66,126	$534,321
Unsecured line of credit and term loan (1)	1,355,000	–	605,000	750,000	–
Unsecured convertible notes (2)	460,000	–	–	460,000	–
Estimated interest payments	465,778	89,780	186,360	106,052	83,586
Ground lease obligations	589,825	4,515	14,254	16,747	554,309
Other obligations	4,240	995	2,426	819	–
Total	$3,916,697	$188,766	$1,155,971	$1,399,744	$1,172,216

(1)             Assumes we exercise our sole right to extend the maturity date of our unsecured line of credit from October 2010 to October 2011 and our unsecured term loan from October 2011 to October 2012.

(2)             In April 2009, we repurchased, in privately negotiated transactions, certain of the notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million.

Secured notes payable as of March 31, 2009 consisted of 29 notes secured by 60 properties and four land development parcels.  Our secured notes payable require monthly payments of principal and interest and had weighted average interest rates of approximately 5.07% at March 31, 2009.  Noncontrolling interests’ share of secured notes payable aggregated approximately $45.5 million as of March 31, 2009.  At March 31, 2009, our secured notes payable were comprised of approximately $769.6 million and $272.3 million of fixed and variable rate debt, respectively.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

In April 2009, we completed a private offering of $240 million principal amount of 8.00% unsecured convertible notes that are due in 2029 (the “8.00% Unsecured Convertible Notes”).  In January 2007, we completed a private offering of $460 million principal amount of 3.70% unsecured convertible notes  that are due in 2027 (“3.70% Unsecured Convertible Notes”).  See additional information under Notes 6 and 11 to our condensed consolidated financial statements regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes and circumstances under which the holders may convert the notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates and scheduled maturity dates. As of March 31, 2009, approximately 76% of our total debt was fixed rate debt or variable rate debt subject to interest rate swap agreements. See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources — Interest Rate Swap Agreements.”  The remaining 24% of our total debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the table above because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.

Ground lease obligations as of March 31, 2009 include leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 24 to 97 years, excluding extension options.

In addition to the above, as of March 31, 2009, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and infrastructure improvements under the terms of leases approximated $229.5 million.  We expect payments for these obligations to occur over the next one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $45.6 million for certain investments over the next six years.

Capital expenditures, tenant improvements and leasing costs

As of March 31, 2009, we had an aggregate of approximately 1.1 million rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 586,738 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

For the three months ended March 31, 2009 and 2008, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $132.8 million and $116.7 million, respectively.  We expect our future property-related capital expenditures and tenant improvements related to our life science properties to decrease in 2009 as compared to 2008.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties.  Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan.  We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million.  As of March 31, 2009, we had outstanding borrowings of $605 million and $750 million under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.42%.

Our unsecured line of credit and unsecured term loan, as amended, bear interest at a floating rate based on our election of either (1) a LIBOR-based rate plus 1.00% to 1.45% depending on our leverage or (2) the higher of a rate based upon Bank of America’s prime rate plus 0.0% to 0.25% depending on our leverage and the Federal Funds rate plus 0.50%.  For each LIBOR-based borrowing, we must elect a LIBOR period of one, two, three or six months. Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among others, the following (as defined under the terms of the agreement):

•                  leverage ratio less than 65.0%;

•                  fixed charge coverage ratio greater than 1.40;

•                  minimum book value of $800 million; and

•                  secured debt ratio less than 55.0%.

As of March 31, 2009, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan are the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of March 31, 2009, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of March 31, 2009, aggregate unsecured borrowings were limited to approximately $2.7 billion. If net operating income from properties supporting our borrowing capacity under our unsecured credit facilities decreases, our borrowing capacity under our credit facilities will also decrease. Additionally, we may be required to reduce our outstanding borrowings under our credit facilities in order to maintain compliance with one or more covenants under our credit facilities.

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

The following table summarizes our interest rate swap agreements as of March 31, 2009 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at March 31, 2009	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(2,934)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(1,362)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(1,365)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(5,913)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(2,059)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,616)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,161)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(3,217)
May 2005	June 30, 2008	June 30, 2009	4.509	50,000	50,000	(487)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,771)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,771)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,480)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,481)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(1,168)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(1,701)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(3,703)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(3,709)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(662)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	–	(2,604)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(6,944)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(6,941)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(4,162)
Total					$953,500	$(69,211)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between ourselves and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of March 31, 2009, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we will have a risk of higher interest costs associated with our variable rate LIBOR-based debt.

As of March 31, 2009, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits at their fair value aggregating a liability balance of approximately $69.2 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive income in total equity.  Balances in accumulated other comprehensive income are recognized in earnings as swap payments are made.  For the three months ended March 31, 2009, approximately $9.5 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $32.6 million from accumulated other comprehensive income to interest expense as an increase to interest expense.

Secured notes payable

As of March 31, 2009, we had aggregate secured notes payable of approximately $1.0 billion.  If we are unable to refinance, extend principal payments due at maturity or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity.  Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value and other key loan terms may be less favorable than the terms on our existing loans.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our preferred and common stockholders from cash flows from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the three months ended March 31, 2009, we paid dividends on (i) our common stock aggregating approximately $25.9 million; (ii) our 8.375% series C cumulative redeemable preferred stock aggregating approximately $2.7 million; and (iii) our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) aggregating approximately $4.4 million.

Sources of capital

Cash and cash equivalents

As of March 31, 2009, we had approximately $125.3 million of cash and cash equivalents.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Funds held in trust under the terms of certain secured notes payable	$17,462	$16,118
Funds held in escrow related to construction projects	34,809	49,499
Other restricted funds	2,499	2,165
Total	$54,770	$67,782

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the three months ended March 31, 2009 increased by $42.8 million to $68.1 million compared to $25.3 million for the three months ended March 31, 2008.  The increase resulted primarily from increases in cash flows from operations and cash flows from overall changes in operating assets and liabilities.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of March 31, 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto, and approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.

Net cash used in investing activities for the three months ended March 31, 2009 was $123.4 million compared to $48.0 million the three months ended March 31, 2008. The increase in net cash used in investing activities was primarily due to the increase in additions to properties primarily related to construction activities and lower proceeds from investments and property dispositions.

Net cash provided by financing activities for the three months ended March 31, 2009 increased by $87.1 million to $109.4 million compared to $22.3 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009, proceeds from the issuance of common stock, secured notes payable and borrowings from our unsecured line of credit of approximately $461.7 million were partially offset by principal reductions of secured notes payable and our unsecured line of credit of approximately $317.2 million.  Additionally, for the three months ended March 31, 2009, we paid dividends on our common and preferred stock of approximately $33.0 million.  For the three months ended March 31, 2008, proceeds from the issuance of Series D Convertible Preferred Stock and borrowings from our unsecured line of credit were approximately $533.1 million and principal repayments on secured notes payable and our unsecured line of credit were approximately $481.9 million. Additionally, we paid dividends on our common and preferred stock of approximately $27.7 million during the three months ended March 31, 2008.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of March 31, 2009, we had borrowings of $605 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.42%.

Property dispositions

During the three months ended March 31, 2009, we sold three properties at an aggregate contract price of approximately $14.4 million.  During the year ended December 31, 2008, we sold eight properties at an aggregate contract price of approximately $86.3 million.  The net sales proceeds were initially used to repay outstanding debt.

Other resources and liquidity requirements

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

In April 2009, we completed a private offering of $240 million principal amount of unsecured convertible notes that are due in 2029 with a coupon of 8.00% (the “8.00% Unsecured Convertible Notes”).  The net proceeds from this offering after initial purchasers’ fees and other offering costs, were approximately $232.8 million.  Prior to April 20, 2014, we will not have the right to redeem the 8.00% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their 8.00% Unsecured Convertible Notes, in whole or in part, on April 15, 2014, 2019 and 2024 for cash equal to 100% of the principal amount of the 8.00% Unsecured Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their 8.00% Unsecured Convertible Notes upon a Fundamental Change, at a repurchase price in cash equal to 100% of the principal amount of the 8.00% Unsecured Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  Holders of the 8.00% Unsecured Convertible Notes may convert their 8.00% Unsecured Convertible Notes prior to the stated maturity date of April 15, 2029 of the 8.00% Unsecured Convertible Notes only under the following circumstances: (1) the 8.00% Unsecured Convertible Notes will be convertible during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the 8.00% Unsecured

Convertible Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) the 8.00% Unsecured Convertible Notes will be convertible upon the occurrence of a Fundamental Change; (4) the 8.00% Unsecured Convertible Notes will be convertible if we call the 8.00% Unsecured Convertible Notes for redemption; and (5) the 8.00% Unsecured Convertible Notes will be convertible at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March 2008, we completed a public offering of 8,800,000 shares of our Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Convertible Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions, and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2009, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes that are due in 2027.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their 3.70% Unsecured Convertible Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their 3.70% Unsecured Convertible Notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2009, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5070 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.  Holders of the 3.70% Unsecured Convertible Notes may convert their 3.70% Unsecured Convertible Notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 of the 3.70% Unsecured Convertible Notes only under the following circumstances: (1) the 3.70% Unsecured Convertible Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the 3.70% Unsecured Convertible Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) the 3.70% Unsecured Convertible Notes will be convertible upon the occurrence of a Fundamental Change; (4) the 3.70% Unsecured Convertible Notes will be convertible if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) the 3.70% Unsecured Convertible Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies, which we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Inflation

As of March 31, 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Additionally, approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of Funds From Operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among real estate investment trusts (“REITs”).  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and capital resources – Principal liquidity needs – Cash flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended
	March 31,

	2009	2008
Net income attributable to Alexandria Real Estate Inc.’s common stockholders	$32,768	$32,769
Add:
Depreciation and amortization (1)	31,446	25,810
Net income attributable to noncontrolling interests	875	951
Net income attributable to unvested restricted stock awards	517	503
Subtract:
Gain on sale of property (2)	(2,234)	(20,213)
FFO attributable to noncontrolling interests	(1,077)	(967)
FFO attributable to unvested restricted stock awards	(966)	(587)
Funds from operations attributable to Alexandria Real Estate Inc.’s common stockholders	$61,329	$38,266

(1)	Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations for the periods prior to when such assets were sold or classified as “held for sale.”
(2)

Gain on sale of property for the three months ended March 31, 2009 relates to the dispositions of three properties. Gain on sale of property for the three months ended March 31, 2008 relates to the dispositions of six properties. Gain on sale of property is included in the income statement in income from discontinued operations, net.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and foreign currency exchange rates.

Interest rate risk

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swap agreements, caps, floors and other interest rate exchange contracts.  The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

Our future earnings and fair value relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR, the Federal Funds rate, or a bank’s reference rate.  Our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate swap agreements in effect on, March 31, 2009, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $3.2 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on March 31, 2009, would increase annual future earnings by approximately $3.2 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair value by approximately $63.8 million at March 31, 2009.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair value by approximately $55.0 million at March 31, 2009.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2009.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of March 31, 2009 would decrease their fair value by approximately $6.5 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and China.  The functional currencies of our foreign subsidiaries operating in Canada and China are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of March 31, 2009, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $910,000.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $910,000.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.               RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

The conversion rights of our 8.00% $240 million unsecured convertible notes that are due in 2029 may be detrimental to holders of our common stock.

In April 2009, we completed a private offering of $240 million principal amount of our 8.00% Unsecured Convertible Notes.  On an after April 20, 2014, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 8.00% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may, upon the occurrence of certain events and subject to certain conditions, require us to repurchase their 8.00% Unsecured Convertible Notes, in whole or in part, for cash equal to 100% of the principal amount of the 8.00% Unsecured Convertible Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Further, holders of the 8.00% Unsecured Convertible Notes may, upon the occurrence of certain events and subject to certain conditions, convert their 8.00% Unsecured Convertible Notes into cash, shares of our common stock or a combination thereof, as the case may be, at our election.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and capital resources—Principal liquidity needs—Other resources and liquidity requirements” for details regarding the conditions and events under which the 8.00% Unsecured Convertible Notes may be redeemed, repurchased or converted.

The conversion of the 8.00% Unsecured Convertible Notes into our common stock would dilute stockholder ownership in the Company, and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities.  Any adjustments that increase the conversion rate of the 8.00% Unsecured Convertible Notes would increase their dilutive effect.  Further, the 8.00% Unsecured Convertible Notes may be converted into cash at a time when we need to conserve our cash reserves, in which event, such conversion may adversely affect us and our stockholders.

Item 6.                         EXHIBITS

3.1*	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.2*	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.3*	Bylaws of the Company (as amended February 17, 2009), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 20, 2009.
3.4*

Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 13, 1999.

3.5*

Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000.

3.6*

Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock , filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000.

3.7*

Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on January 18, 2002.

3.8*

Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004.

3.9*

Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008.

4.1*

Rights Agreement, dated as of February 10, 2000, between the Company and American Stock Transfer & Trust Company, as Rights Agent, including the forms of Articles Supplementary setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share, Rights Certificate and the Summary of Rights to Purchase Preferred Stock attached as exhibits to the Rights Agreement. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as defined in the Rights Agreement), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000.

4.2*	Specimen certificate representing shares of Common Stock, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 19, 1997.
4.3*

Specimen certificate representing shares of 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the Commission on August 13, 1999.

4.4*

Specimen certificate representing shares of 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on January 18, 2002.

4.5*

Specimen certificate representing shares of 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004.

4.6*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008.
4.7*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust company, as Trustee filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 19, 2007.

4.8*

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC., Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2007.

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

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2009.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)