Form 10-Q
period 2009-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2009-08-10
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of `”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As of August 5, 2009, 39,429,572 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Rental properties, net	$3,483,679	$3,325,201
Properties undergoing development and redevelopment, and land held for development	1,406,451	1,398,895
Cash and cash equivalents	70,313	71,161
Tenant security deposits and other restricted cash	51,683	67,782
Tenant receivables	4,665	6,453
Deferred rent	87,697	85,733
Investments	66,068	61,861
Other assets	116,097	114,991
Total assets	$5,286,653	$5,132,077

Liabilities and Equity
Secured notes payable	$941,600	$1,081,963
Unsecured line of credit and unsecured term loan	1,307,000	1,425,000
Unsecured convertible notes	577,984	431,145
Accounts payable, accrued expenses and tenant security deposits	312,313	386,801
Dividends payable	20,005	32,105
Total liabilities	3,158,902	3,357,014

Redeemable noncontrolling interests	41,012	33,963

Alexandria Real Estate Equities, Inc. stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	390	319
Additional paid-in capital	1,718,737	1,407,294
Accumulated other comprehensive loss	(53,013)	(87,241)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	2,045,752	1,700,010
Noncontrolling interests	40,987	41,090
Total equity	2,086,739	1,741,100
Total	$5,286,653	$5,132,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental	$87,825	$82,247	$192,200	$163,490
Tenant recoveries	24,697	23,640	51,440	47,843
Other income	8,910	2,891	9,663	6,132
Total Revenues	121,432	108,778	253,303	217,465

Expenses
Rental operations	29,059	27,145	61,189	55,029
General and administrative	8,803	8,447	18,219	17,232
Interest	21,063	18,739	40,956	41,885
Depreciation and amortization	29,525	26,735	60,794	52,122
Non-cash impairment on investments	–	–	–	1,985
Total Expenses	88,450	81,066	181,158	168,253

Gain on early extinguishment of debt	11,254	–	11,254	–
Income from continuing operations	44,236	27,712	83,399	49,212

(Loss) income from discontinued operations, net	(120)	64	1,966	15,715

Net income	44,116	27,776	85,365	64,927

Net income attributable to noncontrolling interests	4,362	948	5,237	1,899
Dividends on preferred stock	7,089	7,118	14,178	10,046
Net income attributable to unvested restricted stock awards	367	290	868	790
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,298	$19,420	$65,082	$52,192

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.83	$0.61	$1.77	$1.16
Discontinued operations, net	–	–	0.05	0.49
Earnings per share – basic	$0.83	$0.61	$1.82	$1.65

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.82	$0.61	$1.76	$1.16
Discontinued operations, net	–	–	0.05	0.49
Earnings per share – diluted	$0.82	$0.61	$1.81	$1.65

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

 (Dollars in thousands)

(Unaudited)

		Alexandria Real Estate Equities, Inc. Stockholders
	Total Equity	Series C Preferred Stock	Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$1,741,100	$129,638	$250,000	31,899,037	$319	$1,407,294	$-	$(87,241)	$41,090
Distributions to noncontrolling interests	(1.221)	-	-	-	-	-	-	-	(1,221)
Net income	81,256	-	-	-	-	-	80,128	-	1,128
Unrealized gain on marketable securities	342	-	-	-	-	-	-	342	-
Unrealized gain on interest rate swap and cap agreements	27,220	-	-	-	-	-	-	27,220	-
Foreign currency translation	6,656	-	-	-	-	-	-	6,666	(10)
Comprehensive income	115,474	-	-	-	-	-	-	-	-
Issuance of common stock, net of offering costs	254,630	-	-	7,000,000	70	254,560	-	-	-
Issuances pursuant to stock plan	10,307	-	-	141,480	1	10,306	-	-	-
Issuance of 8.00% unsecured convertible notes	26,216	-	-	-	-	26,216	-	-	-
Repurchase of 3.70% unsecured convertible notes	(292)	-	-	-	-	(292)	-	-	-
Dividends declared on preferred stock	(14,178)	-	-	-	-	-	(14,178)	-	-
Dividends declared on common stock	(45,297)	-	-	-	-	-	(45,297)	-	-
Other	-	-	-	-	-	20,653	(20,653)	-	-
Balance at June 30, 2009	$2,086,739	$129,638	$250,000	39,040,517	$390	$1,718,737	$-	$(53,013)	$40,987

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$85,365	$64,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,168	52,813
Gain on early extinguishment of debt	(11,254)	–
Amortization of loan fees and costs	3,816	3,381
Amortization of debt premiums/discount	4,867	3,878
Amortization of acquired above and below market leases	(6,481)	(3,629)
Deferred rent	(4,209)	(6,452)
Stock compensation expense	6,716	6,591
Equity in (income) loss related to investments	(39)	79
Gain on sales of investments	(1,889)	(5,411)
Loss on sales of investments	604	–
Gain/loss on properties “held for sale” and sales of property	(2,234)	(15,745)
Non-cash impairment on investments	–	1,985
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	16,955	(20,016)
Tenant receivables	1,788	311
Other assets	(6,885)	(12,991)
Accounts payable, accrued expenses and tenant security deposits	(17,144)	12,654
Net cash provided by operating activities	131,144	82,375

Investing Activities
Additions to properties	(241,606)	(248,885)
Purchase of properties	–	(8,253)
Proceeds from sales of properties	11,929	79,113
Additions to investments	(4,905)	(5,366)
Proceeds from investments	2,364	8,221
Net cash used in investing activities	(232,218)	(175,170)

Financing Activities
Proceeds from secured notes payable	1,082	3,412
Principal reductions of secured notes payable	(141,438)	(113,681)
Principal borrowings from unsecured line of credit and term loan	390,000	469,000
Repayments of borrowings from unsecured line of credit	(508,000)	(453,000)
Proceeds from issuance of 8.00% unsecured convertible notes	232,950	–
Repurchase of 3.70% unsecured convertible notes	(59,204)	–
Proceeds from issuance of common stock	254,630	–
Proceeds from issuance of series D cumulative convertible preferred stock	–	242,186
Proceeds from exercise of stock options	31	1,960
Dividends paid on common stock	(57,397)	(49,996)
Dividends paid on preferred stock	(14,178)	(5,427)
Contributions by redeemable noncontrolling interests	4,721	–
Distributions to redeemable noncontrolling interests	(698)	(743)
Redemption of redeemable noncontrolling interests	(1,052)	(1,281)
Contributions by noncontrolling interests	–	649
Distributions to noncontrolling interests	(1,221)	(1,242)
Net cash provided by financing activities	100,226	91,837
Net decrease in cash and cash equivalents	(848)	(958)
Cash and cash equivalents at beginning of period	71,161	8,030
Cash and cash equivalents at end of period	$70,313	$7,072

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                 Background

As used in this quarterly report on Form 10-Q, references to “Alexandria,” the “Company,” “we,” “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and pre-eminent first-in-class real estate investment trust (“REIT”) focused principally on science-driven cluster formation.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biopharmaceutical, medical device, product, service and translational entities, as well as government agencies.  Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets. Our asset base approximates 12.8 million rentable square feet consisting of 156 properties approximating 11.7 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development approximating an additional 1.1 million rentable square feet.

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

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Subsequent events have been evaluated up to and including August 10, 2009 which is the date these financial statements were issued.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements.  Such interests are subject to provisions of Financial Accounting Standards Board (“FASB”) FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), FASB Emerging Issues Task Force Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” FASB Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” and American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”  Based on the provisions set forth in these rules, we consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.  For entities that are variable interest entities (“VIEs”), as defined under FIN 46(R), we consolidate the entity if we are the primary beneficiary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                 Basis of presentation (continued)

Retrospective adjustments from adoption of accounting pronouncements

On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that affects the accounting for convertible debt instruments, such as our outstanding 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”), that may be settled wholly or partially in cash.  FSP APB 14-1 requires that instruments within its scope be separated into their liability and equity components as of the issuance date of the instrument by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method.  At issuance of our 3.70% Unsecured Convertible Notes, we classified approximately $43.8 million of the 3.70% Unsecured Convertible Notes as equity.  In addition, FSP APB 14-1 requires that the interest cost for our unsecured convertible notes be accounted for based on our unsecured nonconvertible debt borrowing rate as of issuance date of the 3.70% Unsecured Convertible Notes, which we determined to be 5.96%.  FSP APB 14-1 requires retrospective application to prior periods.  The cumulative effect of the change in accounting principle on prior periods was recognized as of January 1, 2008. An offsetting adjustment aggregating approximately $36.4 million was made to the opening balance of retained earnings as of January 1, 2008.  For the three and six months ended June 30, 2009, we incurred additional non-cash interest expense related to our 3.70% Unsecured Convertible Notes, net of amounts capitalized, of approximately $1.1 million and $2.0 million, respectively, as a result of adopting FSP APB 14-1.  For the three and six months ended June 30, 2008, we incurred additional non-cash interest expense related to our 3.70% Unsecured Convertible Notes, net of amounts capitalized, of approximately $1.6 million and $3.1 million, respectively, as a result of adopting FSP APB 14-1.

On January 1, 2009, we also adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. As a result, net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and earnings per share (basic and diluted) are adjusted for an allocation of net income to unvested restricted stock awards, including retrospective application to prior periods.  For the three and six months ended June 30, 2009, approximately $367,000 and $868,000, respectively, of net income was attributable to unvested restricted stock awards.  For the three and six months ended June 30, 2008, approximately $290,000 and $790,000, respectively, of net income was attributable to unvested restricted stock awards.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51’’ (‘‘SFAS 160’’).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, SFAS 160 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  Under SFAS 160, purchases or sales of an interest in an entity that results in a change of control is recognized at fair value with gains or losses included in net income.  As a result of the issuance of SFAS 160, the guidance in Emerging Issues Task Force Abstracts, Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF Topic D-98”) was amended to include redeemable noncontrolling interests within its scope.  If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date.  We adopted SFAS 160 effective January 1, 2009.  Pursuant to the transition provisions of SFAS 160, the presentation and disclosure requirements have been applied retrospectively to prior periods.  The retrospective application of the presentation and disclosure requirements of SFAS 160 resulted in a reclassification of noncontrolling interests determined not to be redeemable to a separate component of total equity (including an allocation of accumulated other comprehensive income to noncontrolling interests) and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders.  The retrospective application of the presentation and disclosure requirements of SFAS 160 did not impact net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders or earnings per share for the three and six months ended June 30, 2008.

2.                 Basis of presentation (continued)

Retrospective adjustments from adoption of accounting pronouncements (continued)

The following financial statement line items were affected by the adoption of FSP APB 14-1, FSP EITF 03-6-1 and SFAS 160 (in thousands except for per share data):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Income statement data:
Interest expense	$21,063	$19,970	$18,739	$17,146
Income from continuing operations	44,236	40,967	27,712	28,357
Net income	44,116	40,847	27,776	28,421
Net income attributable to Alexandria Real Estate Equities, Inc. common stockholders	32,298	33,758	19,420	21,303
Earnings per share attributable to Alexandria Real Estate, Inc.’s common stockholders:
Basic	0.83	0.87	0.61	0.67
Diluted	0.82	0.86	0.61	0.67

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Income statement data:
Interest expense	$40,956	$38,933	$41,885	$38,804
Income from continuing operations	83,399	80,185	49,212	50,394
Net income	85,365	82,151	64,927	66,109
Net income attributable to Alexandria Real Estate Equities, Inc. common stockholders	65,082	67,973	52,192	56,063
Earnings per share attributable to Alexandria Real Estate, Inc.’s common stockholders:
Basic	1.82	1.90	1.65	1.78
Diluted	1.81	1.88	1.65	1.76

	June 30, 2009		December 31, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Balance sheet data:
Properties undergoing development and redevelopment, and land held for development	$1,406,451	$1,404,545	$1,398,895	$1,397,423
Other assets	116,097	116,540	114,991	115,636
3.70% unsecured convertible notes	364,242	384,700	431,145	460,000
Minority interest	–	82,008	–	75,021
Redeemable noncontrolling interests	41,012	–	33,963	–
Additional paid-in capital	1,718,737	1,696,718	1,407,294	1,377,448
Noncontrolling interests	40,987	–	41,090	–

2.     Basis of presentation (continued)

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties and one development parcel in Canada and two development parcels in China.  The functional currency for our foreign subsidiaries operating in Canada and China is the local currency.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the period presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of total equity.  Gains or losses resulting from the foreign currency translation attributable to noncontrolling interests are classified in noncontrolling interests on the accompanying condensed consolidated balance sheets.

The appropriate amounts of exchange gains or losses included in accumulated other comprehensive income (loss) will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net, properties undergoing development and redevelopment and land held for development

On January 1, 2009, we prospectively adopted Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141(R)”).  In accordance with SFAS 141(R), we recognize assets acquired (including the intangible value to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are recognized separately from the acquisition and expensed as incurred. Prior to the adoption of SFAS 141(R), purchase price was allocated based upon relative fair values and acquisition-related costs on successful acquisitions were capitalized and amortized over the estimated useful lives of the assets acquired.

During the three months ended June 30, 2009, we recognized income of approximately $7,242,000 for a cash payment related to real estate acquired in November 2007.  This amount is classified in other income on the accompanying consolidated income statements.

In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”) and Statement of Financial Accounting Standards No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS 67”), we are required to capitalize construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project.  Pursuant to SFAS 34 and SFAS 67, capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned acquisitions or development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be capitalized and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

2.     Basis of presentation (continued)

Rental properties, net, properties undergoing development and redevelopment and land held for development (continued)

Rental properties, properties undergoing development and redevelopment, land held for development and intangibles are individually evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when conditions exist that may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, properties undergoing development and redevelopment and land held for development are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred based on the future undiscounted cash flows being less than the carrying amount, a write-down is recorded to reduce the carrying amount to its estimated fair value.  Based upon our evaluation, we recognized a non-cash impairment charge on properties “held for sale” of approximately $4,650,000 during the six months ended June 30, 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market. This non-cash impairment charge is classified in (loss) income from discontinued operations, net, in the accompanying consolidated statements of income.

Conditional asset retirement obligations

Some of our properties may have asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  In accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143,” we recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation.

Interest rate swap and cap agreements

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

As required by SFAS 133, we recognize our interest rate swap and cap agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based up on the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate swap and cap agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

2.                 Basis of presentation (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Unrealized gain on marketable securities	$6,002	$5,660
Unrealized loss on interest rate swap and cap agreements	(53,322)	(80,542)
Unrealized loss on foreign currency translation	(5,693)	(12,359)
	$(53,013)	$(87,241)

The following table provides a reconciliation of comprehensive income attributable to the Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$44,116	$27,776	$85,365	$64,927
Unrealized (loss) gain on marketable securities	(350)	508	342	(9,683)
Unrealized gain on interest rate swap and cap agreements	15,858	27,042	27,189	41
Unrealized gain (loss) on foreign currency translation	11,314	511	6,656	(3,082)
Comprehensive income	70,938	55,837	119,552	52,203
Comprehensive income attributable to noncontrolling interests	4,329	987	5,196	1,921
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.	$66,609	$54,850	$114,356	$50,282

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

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), the tax benefit of uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2009, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three and six months ended June 30, 2009 and 2008.

2.                 Basis of presentation (continued)

Earnings per share and dividends declared

In accordance with FSP EITF 03-6-1, unvested restricted stock awards which contain nonforfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share using the two-class method pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under the two-class method, we allocate net income after preferred stock dividends and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method pursuant to SFAS 128.

We applied the “if-converted” method to our 8.00% unsecured senior convertible notes that are due in 2029 (“8.00% Unsecured Convertible Notes”) pursuant to SFAS 128.  In applying the “if-converted” method, conversion is assumed for purposes of calculating diluted earnings per share if the effect would be dilutive to earnings per share.  If the assumed conversion pursuant to the “if-converted” method is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (if outstanding for the entire period) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  For purposes of calculating diluted earnings per share, we assumed conversion of our 8.00% Unsecured Convertible Notes since it was dilutive to earnings per share for the three and six months ended June 30, 2009.

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2009	2008	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	$32,298	$19,420	$65,082	$52,192
Impact of assumed conversions:
Interest on 8.00% Unsecured Convertible Notes	3,197	–	3,197	–
Net income attributable to unvested restricted stock awards	3	1	8	3
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted earnings per share	$35,498	$19,421	$68,287	$52,195
Denominator:
Weighted average shares of common stock outstanding – basic	38,929,971	31,615,359	35,722,375	31,580,974
Effect of dilutive securities and assumed conversions:
Dilutive effect of stock options	1,167	124,932	6,662	133,225
Assumed conversion of 8.00% Unsecured Convertible Notes	4,140,787	–	2,081,832	–
Weighted average shares of common stock outstanding – diluted	43,071,925	31,740,291	37,810,869	31,714,199
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.83	$0.61	$1.82	$1.65
Diluted	$0.82	$0.61	$1.81	$1.65
Dividends declared per common share	$0.35	$0.80	$1.15	$1.58

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

Our calculation of weighted average diluted shares pursuant to SFAS 128 will include additional shares related to our 3.70% Unsecured Convertible Notes when the average market price of our common stock is higher than the conversion price. The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the unsecured convertible notes assuming the settlement occurred on the end of the reporting period pursuant to the treasury stock method.  For the three and six months ended June 30, 2009 and 2008, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price related to our 3.70% Unsecured Convertible Notes and the impact of conversion would have been anti-dilutive as of June 30, 2009.

Dividends on preferred stock, among other items, are deducted from net income to arrive at net income allocable to common stockholders.  The dilutive effect of our series D cumulative convertible preferred stock will be reflected in diluted earnings per share by application of the “if-converted” method in accordance with SFAS 128.  For the three and six months ended June 30, 2009 and 2008, the weighted average shares of common stock related to our series D cumulative convertible preferred stock have been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.:
Income from continuing operations	$39,874	$26,764	$78,162	$47,313
(Loss) income from discontinued operations, net	(120)	64	1,966	15,715
Net income attributable to Alexandria Real Estate Equities, Inc.	$39,754	$26,828	$80,128	$63,028

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

2.                   Basis of presentation (continued)

Fair value (continued)

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) which extends the disclosure requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) to interim financial statements of publicly traded companies.  SFAS 107 requires annual disclosures of the fair value of all financial instruments (recognized or unrecognized), other than those specifically exempted by the standard, when practicable to do so.  FSP FAS 107-1 was effective for interim reporting periods ending after June 15, 2009, which includes our quarterly report on Form 10-Q for the period ended June 30, 2009.

The carrying amounts of cash and cash equivalents, tenant security deposits and other restricted cash, tenant receivables and accounts payable, accrued expenses and tenant security deposits approximate fair value.  As described in Note 7, our interest rate swap and cap agreements have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  As of June 30, 2009 and December 31, 2008, the book and fair values of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
Secured notes payable	$941,600	$910,512	$1,081,963	$1,050,551
Unsecured line of credit and unsecured term loan	1,307,000	1,231,434	1,425,000	1,333,215
Unsecured convertible notes	577,984	572,981	431,145	312,800

Impact of recently issued accounting standards

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”) to establish general accounting standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009, which includes our quarterly report on Form 10-Q for the period ended June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”
(“SFAS 167”).  SFAS 167 amends the consolidation guidance applicable to VIEs and among other things requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE.  SFAS 167 applies to our fiscal year beginning on January 1, 2010 and early adoption is prohibited.  We are currently evaluating the impact of SFAS 167 on our consolidated financial statements.

In June 2009, the FASB also issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for interim or annual financial periods ending after September 15, 2009.  We are currently evaluating the impact of SFAS 168 on our consolidated financial statements.

3.                 Rental properties, net, properties undergoing development and redevelopment and land held for development

Rental properties, net, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Land	$587,273	$537,093
Buildings and building improvements	3,192,277	3,036,399
Other improvements	181,099	180,399
	3,960,649	3,753,891
Less accumulated depreciation	(476,970)	(428,690)
Total	$3,483,679	$3,325,201

As of June 30, 2009 and December 31, 2008, we had approximately $1.4 billion undergoing construction activities, including development, redevelopment and preconstruction activities.  As of June 30, 2009 and December 31, 2008, we had an aggregate 616,175 and 590,057 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to office/laboratory space, including conversion of single tenancy to multi-tenancy spaces. In addition, as of June 30, 2009 and December 31, 2008, we had an existing aggregate 1.1 million and 875,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical above ground construction of office/laboratory shell and core.  Additionally, as of June 30, 2009 and December 31, 2008, we had an aggregate of 5.6 million and 7.3 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design and site work; activities prior to commencement of vertical construction of above ground shell and core).  In accordance with SFAS 34, we are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the six months ended June 30, 2009 was approximately $36,336,000.

4.                 Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and are recorded at fair value pursuant to SFAS 157.  Fair value of our investments in publicly traded companies has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any operating or financial policies of the entities in which we invest.  Certain investments are accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”) and Emerging Issues Task Force Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments” (“EITF Topic D-46”).  As of June 30, 2009 and December 31, 2008, our ownership percentage in the voting stock of each individual privately held entity was under 10%.

4.                 Investments (continued)

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” pursuant to SFAS 157 to determine the fair value of privately held entities.  As a result of these assessments, during the first quarter of 2008, we recognized aggregate non-cash impairment charges of $1,985,000.

The following table summarizes our “available for sale” securities (in thousands):

	June 30,	December 31,
	2009	2008
Adjusted cost of “available for sale” securities	$1,087	$699
Gross unrealized gains	6,128	5,660
Gross unrealized losses	(126)	–
Fair value of “available for sale” securities	$7,089	$6,359

We believe that the gross unrealized losses related to our “available for sale” securities as of June 30, 2009 shown above are temporary.

Our investments in privately held entities as of June 30, 2009 and December 31, 2008 totaled approximately $58,979,000 and $55,502,000, respectively.  Of these totals, approximately $58,945,000 and $55,478,000, respectively, are accounted for under the cost method.  The remainder (approximately $34,000 and $24,000 as of June 30, 2009 and December 31, 2008, respectively) are accounted for under the equity method in accordance with APB 18 and EITF Topic D-46.  As of June 30, 2009, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loan

Our $1.9 billion in unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of June 30, 2009, we had borrowings of $557 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.30%.

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

5.                 Unsecured line of credit and unsecured term loan (continued)

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among others, the following (as defined under the terms of the agreement):

•                  leverage ratio less than 65.0%;

•                  fixed charge coverage ratio greater than 1.40;

•                  minimum book value of $1.4 billion; and

•                  secured debt ratio less than 55.0%.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of June 30, 2009, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties.  As of June 30, 2009, aggregate unsecured borrowings were limited to approximately $2.9 billion.

6.                 Unsecured convertible notes

8.00% Unsecured Convertible Notes

In April 2009, we completed a private offering of the 8.00% Unsecured Convertible Notes.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $233.0 million.  Prior to April 20, 2014, we will not have the right to redeem the 8.00% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on April 15, 2014, 2019 and 2024 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.

Holders of the 8.00% Unsecured Convertible Notes may convert their notes prior to the stated maturity date of April 15, 2029 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the

6.                 Unsecured convertible notes (continued)

8.00% Unsecured Convertible Notes (continued)

8.00% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.

In accordance with FSP APB 14-1 our 8.00% Unsecured Convertible Notes has been separated into its liability and equity components as of the issuance date by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component.  The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method.  At issuance of our 8.00% Unsecured Convertible Notes, we classified approximately $26.2 million of the 8.00% Unsecured Convertible Notes as equity.  In addition, pursuant to FSP APB 14-1 the interest cost for our 8.00% Unsecured Convertible Notes is accounted for based on our unsecured nonconvertible debt borrowing rate which we determined to be 11% at issuance date.

3.70% Unsecured Convertible Notes

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes that are due in 2027.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2009, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5070 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.

Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000

6.                 Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million.  As a result of the repurchases, we recognized a gain on early extinguishment of debt approximately $11.3 million, net of approximately $860,000 in unamortized issuance costs.  The gain is classified as a gain on early extinguishment of debt in the accompanying consolidated income statements.

As discussed in Note 2, we retrospectively adjusted our financial statements to reflect the effects of FSP APB 14-1 related to our 3.70% Unsecured Convertible Notes.

7.    Interest rate swap and cap agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements.  Specifically, we enter into interest rate swap and cap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate swap and cap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our LIBOR-based borrowings.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges under SFAS 133. Our objectives in using interest rate swap and cap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.  Interest rate cap agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of our interest rate swap and cap agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the three and six months ended June 30, 2009, our interest rate swap and cap agreements were used to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate swap and cap agreements is recognized directly in earnings. During the six months ended June 30, 2009 and 2008, our interest rate swap and cap agreements were 100% effective, thus we did not recognize any of the change in fair value of our interest rate swap and cap agreements directly into earnings.

As of June 30, 2009, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits based upon their respective fair values in accordance with SFAS 157 aggregating a liability balance of approximately $53.3 million, which includes accrued interest and adjustments for nonperformance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Also, during the three months ended June 30, 2009, we entered into an interest rate cap agreement with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  This agreement sets a ceiling on one month LIBOR at 2.50% related to one secured note.  The interest rate cap agreement was classified in other assets based upon its fair value in accordance with SFAS 157 aggregating an asset balance of approximately $297,000.  We have not posted any collateral related to our interest rate swap or cap agreements.

7.               Interest rate swap and cap agreements (continued)

Balances in accumulated other comprehensive income are recognized in earnings as interest payments are made.  For the three and six months ended June 30 2009, approximately $9.6 million and $19.1 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $32.0 million from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

As of June 30, 2009, we had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at June 30, 2009	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(1,563)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(907)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(909)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(4,472)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,776)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,617)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(3,827)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,742)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,286)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,286)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(1,896)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(1,898)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(873)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(1,326)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(3,159)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(3,164)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(441)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	-	(2,479)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	-	(5,406)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	-	(5,377)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	-	(2,880)
Total					$903,500	$(53,284)

In accordance with SFAS 157, the fair value of our interest rate swap and cap agreements is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap agreement.  The variable interest rate used in the calculation of projected receipts on the interest rate cap agreement is based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap and cap agreements. In adjusting the fair value of our interest rate swap and cap agreements for the effect of nonperformance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts and guarantees.

8.                 Alexandria Real Estate Equities, Inc. stockholders’ equity

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Convertible Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were initially used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain cash dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2009, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

In April 2009, we declared a cash dividend on our common stock aggregating $13,800,000 ($0.35 per share) for the calendar quarter ended June 30, 2009.  In April 2009, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock aggregating $2,714,000 ($0.5234375 per share), for the period April 15, 2009 through July 15, 2009.  Additionally, in April 2009, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4,375,000 ($0.4375 per share), for the period April 15, 2009 through July 15, 2009.

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

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  In accordance with EITF Topic D-98, we classify these ownership interests in the entities at the maximum redemption value as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  As of June 30, 2009 and December 31, 2008, the redeemable noncontrolling interest balances were approximately $41.0 million and $34.0 million, respectively.  The remaining noncontrolling interests aggregating approximately $41.0 million and $41.1 million as of June 30, 2009 and December 31, 2008, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

9.                 Noncontrolling interests (continued)

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2009 (in thousands):

Balance at December 31, 2008	$33,963
Net income attributable to redeemable noncontrolling interests	4,109
Unrealized loss on interest rate cap agreement attributable to redeemable noncontrolling interests	(31)
Contributions	4,721
Distributions	(698)
Redemptions	(1,052)
Balance at June 30, 2009	$41,012

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

The following is a summary of (loss) income from discontinued operations, net and net assets (liabilities) of discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue	$797	$1,276	$1,723	$3,291
Operating expenses	409	540	977	1,364
Revenue less operating expenses	388	736	746	1,927
Interest expense	311	586	640	1,266
Depreciation expense	197	268	374	691
Subtotal	(120)	(118)	(268)	(30)
Gain/loss on properties “held for sale” and sales of property, net	–	182	2,234	15,745
(Loss) income from discontinued operations, net	$(120)	$64	$1,966	$15,715

	June 30, 2009	December 31, 2008
Properties “held for sale,” net	$14,178	$9,189
Other assets	1,796	54
Total assets	$15,974	$9,243
Total liabilities	14,110	13,966
Net assets (liabilities) of discontinued operations	$1,864	$(4,723)

10.          Discontinued operations (continued)

Loss from discontinued operations, net for the three months ended June 30, 2009, includes the results of operations of one property classified as “held for sale” as of June 30, 2009.  Income from discontinued operations, net for the three months ended June 30, 2008, includes the results of operations of one property classified as “held for sale” as of June 30, 2009, three properties sold during the first quarter 2009 and two properties sold during 2008. Income from discontinued operations, net for the six months ended June 30, 2009 includes the results of operations of one property classified as “held for sale” as of June 30, 2009 and three properties sold during the first quarter of 2009. Income from discontinued operations, net for the six months ended June 30, 2008, includes the results of operations of one property classified as “held for sale” as of June 30, 2009, three properties sold during the first quarter of 2009 and nine properties sold during 2008.  In accordance with SFAS 144, in the first quarter of 2008, we recorded a non-cash impairment charge of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market that has been included in the gain/loss on properties “held for sale” and sales of property, net above.  We sold the industrial building located in a suburban submarket south of Boston and the office building located in the San Diego market later in 2008.  During the six months ended June 30, 2009, we sold three properties located in the San Diego market that had been classified as “held for sale” as of December 31, 2008.  The total sales price for the properties sold during the six months ended June 30, 2009 was approximately $14.4 million.

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

As of June 30, 2009, we had 156 properties containing approximately 11.7 million rentable square feet (including spaces undergoing active redevelopment) of office/laboratory space.  As of that date, our properties were approximately 94.5% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces.  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.

For the three months ended June 30, 2009, we:

•                Executed 49 leases for approximately 473,000 rentable square feet.

•                Reported operating margins at approximately 74%.

•                Reported occupancy at 94.5%.

•                  Completed a private offering of 8.00% senior unsecured convertible notes (“8.00% Unsecured Convertible Notes”) with net proceeds of $233 million.

•                  Repurchased, in privately negotiated transactions, $75 million (par value) of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”).

•                  Reduced $100 million of secured debt obligations.

•                  Extended 2009 maturity to 2012 of a secured note payable aggregating $38 million.

We continue to demonstrate the strength and durability of our core operations providing office/laboratory space to the broad and diverse life science industry.  Our core operating results were solid for the first six months of 2009, during the continuing extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crises, significant worldwide economic recession and drastic decline in consumer confidence and the consumer driven economy.  Financial systems throughout the world have become illiquid with banks much less willing to lend substantial amounts to other banks and borrowers. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing or capital on reasonable terms or on any terms.

The current economic, financial and banking environment, worldwide economic recession and lack of consumer confidence have caused and mandated significant reductions to our capital expenditures across all areas of our business, including operating expenses, general and administrative expenses, development and construction.  We intend to focus on preservation of capital while maintaining future long term growth prospects.  We intend to significantly reduce our capital expenditures in 2009 as compared to 2008 while we focus on the completion of our existing active redevelopment projects aggregating approximately 616,175 rentable square feet and our existing active development projects aggregating approximately an additional 1.1 million rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future reductions in construction activities will reduce our capital expenditures.  However, if construction activities (including preconstruction activities) cease, certain construction and/or preconstruction costs, including interest, taxes, insurance, payroll and other costs, will be expensed as incurred.  We also intend to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds over several years for the repayment of outstanding debt to be provided by opportunistic sales of real estate, and interests in joint ventures and the issuance of additional equity securities, as appropriate.

Properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth, as of June 30, 2009, the rentable square footage, annualized base rent and occupancy of our properties in each of our existing markets (dollars in thousands):

		Rentable Square Feet			Annualized
	Number of				Base	Occupancy
Markets	Properties	Operating	Redevelopment	Total	Rent (1)	Percentages (1) (2)
California–San Diego	32	1,525,894	137,319	1,663,213	$44,879	90.9%
California–San Francisco Bay	17	1,424,680	53,980	1,478,660	49,084	96.5
Eastern Massachusetts	37	3,088,791	274,886	3,363,677	114,470	95.7
New Jersey/Suburban Philadelphia	8	459,904	–	459,904	8,708	88.0
Southeast	13	715,839	40,725	756,564	15,950	94.9
Suburban Washington, D.C.	31	2,385,836	109,265	2,495,101	48,722	92.2
Washington–Seattle	13	1,045,768	–	1,045,768	32,939	99.2
International–Canada	4	342,394	–	342,394	7,700	100.0
Total Properties (Continuing Operations)	155	10,989,106	616,175	11,605,281	$322,452	94.5%

(1)          Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2009 (using rental revenue computed on a straight-line basis in accordance with United States generally accepted accounting principles (“GAAP”)).  Amounts exclude spaces at properties totaling approximately 616,175 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces, and one property with approximately 92,711 rentable square feet that is classified as “held for sale,” which we expect to sell to a life science user.

(2)          Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces, occupancy as of June 30, 2009 was 89.4%.

Our average occupancy rate as of December 31st from 1997 to 2008 was approximately 95.5%.

Leasing

As of June 30, 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.  Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties remain our property after termination of the lease at our election.  However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove the improvements and restore the premises to their original condition.

The following table provides information with respect to lease expirations at our properties as of June 30, 2009:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Leased Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2009	36	(1)	557,120	(1)	5.4%	$28.37
2010	74		989,656		9.5	24.99
2011	74		1,824,648		17.6	29.86
2012	62		1,357,118		13.1	33.59
2013	48		987,478		9.5	30.02
2014	37		978,025		9.4	28.48
2015	24		634,090		6.1	29.22
2016	16		925,660		8.9	30.41
2017	12		601,300		5.8	36.85
2018	11		739,640		7.1	44.56
Thereafter	15		732,768		7.1	29.63

(1)          Excludes seven month-to-month leases for approximately 52,000 rentable square feet.

Value Add Activities

Construction in progress includes the following value add activities as of June 30, 2009 (in thousands):

Value Add Activities	Amount
Redevelopment projects	$149,510
Development projects	410,316
Preconstruction projects	597,149
New markets and other projects	249,476
Total	$1,406,451

A key component of our business is our value add redevelopment and development programs.  These programs are focused on providing high quality generic office/laboratory space to meet the real estate requirements of various life science industry tenants. Redevelopment projects consist of the permanent change in use of office, warehouse and shell space into generic office/laboratory space, including the conversion of single tenancy space to multi-tenancy spaces. Development projects consist of the ground-up development of generic office/laboratory facilities. We also have certain significant value add projects undergoing important and substantial preconstruction activities to bring these assets to their intended use. These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues) and are required for the ultimate vertical construction of buildings. Pursuant to SFAS 34 and SFAS 67, we are required to capitalize construction and preconstruction costs directly related and essential to the construction of a project while activities are ongoing to prepare an asset for its intended use.  Pursuant to SFAS 34, the interest rate required for the purpose of calculating capitalization of interest was approximately 5.57% for the three months ended June 30, 2009.

Our remaining aggregate costs under contracts for the construction projects, including properties undergoing redevelopment and development and infrastructure improvements under the terms of leases aggregated approximately $177 million. We expect payments for these obligations to occur over the next one to three years, subject to capital planning adjustments from time to time. Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Redevelopment projects

The following table summarizes total rentable square footage undergoing redevelopment as of June 30, 2009:

Markets/Submarkets	Estimated In-Service Dates	Rentable Square Footage Undergoing Redevelopment/ Total Property

California – San Diego/Torrey Pines	2010	84,504 / 84,504
California – San Diego/Torrey Pines	2009	13,591 / 43,600
California – San Diego/Torrey Pines	2009	39,224 / 76,084
California – San Francisco Bay	2011	53,980 / 53,980
Eastern Massachusetts/Cambridge	2009	41,000 / 177,101
Eastern Massachusetts/Cambridge	2010	90,841 / 369,831
Eastern Massachusetts/Suburban	2010	113,045 / 113,045
Eastern Massachusetts/Suburban	2010	30,000 / 30,000
Southeast/Florida	2009	40,725 / 44,855
Suburban Washington, D.C./Shady Grove	2010	58,632 / 58,632
Suburban Washington, D.C./Shady Grove	2009	50,633 / 123,501
		616,175 / 1,175,133

As of June 30, 2009, our estimated cost to complete was approximately $85 per rentable square foot for the 616,175 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces.

Development projects

The following table summarizes our properties undergoing ground-up development as of June 30, 2009:

Markets/Submarkets	Building Descriptions	Estimated In-Service Dates	Estimated Investment Per Square Foot	Rentable Square Feet	Leasing Status

California – San Francisco Bay/ Mission Bay	Multi-tenant Bldg.	2010	$350	158,000	158,000 Rentable Square Feet Leased or Committed to UCSF and a Large Cap Life Science Company

California – San Francisco Bay/ Mission Bay	Single Tenant Bldg. with 4% Retail	2010	$300	105,000	101,000 Rentable Square Feet Leased to Pfizer Inc.

California – San Francisco Bay/ Mission Bay	Single or Multi-tenant Bldg.	2011	$350	105,000	Marketing

California – San Francisco Bay/ So. San Francisco	Two Bldgs., Single or Multi-tenant	2009	$350	162,000	162,000 Rentable Square Foot Lease Being Finalized for Execution

California – San Francisco Bay/ So. San Francisco	Single Tenant Bldg.	2009	$350	130,000	72,000 Rentable Square Feet Leased to Exelixis Inc. with Option for Remaining Space Through 2009

New York – New York City - East Tower	Multi-tenant Bldg.	2010/2011	$500	310,000

100,000 Rentable Square Feet Leased to Eli Lilly and Company;  In Negotiations: leasing significant space on three floors for food, conference and core services; Current Laboratory/Office Requirements: 150,000 Rentable Square Feet

Washington – Seattle	Single Tenant Bldg. with 5% Retail	2010 (1)	$390	115,000	106,000 Rentable Square Feet Leased to Gilead Sciences, Inc.
				1,085,000

(1) We anticipate delivery of this space to Gilead Sciences, Inc. in the first quarter of 2010.

As of June 30, 2009, our estimated committed costs to complete the approximately 1.1 million rentable square feet undergoing ground-up development was approximately $70 per rentable square foot.

Preconstruction projects

The following table summarizes our embedded future development and redevelopment square footage including preconstruction projects.  Preconstruction projects include significant value add projects undergoing important and substantial activities to bring these assets to their intended use.  These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues) and are required for the ultimate vertical construction of buildings.  Pursuant to SFAS 34 and SFAS 67, we are required to capitalize construction and preconstruction costs directly related and essential to the construction of a project while activities are ongoing to prepare an asset for its intended use.

Markets	Development/ Preconstruction Square Footage	Land Square Footage	Total Embedded Development Square Footage		Embedded Future Redevelopment Square Footage	Total

California – San Diego	298,000	145,000	443,000		178,000	621,000
California – San Francisco Bay/ Mission Bay	2,320,000	–	2,320,000		–	2,320,000
California – San Francisco Bay/ So. San Francisco	144,000	1,051,000	1,195,000		25,000	1,220,000
Eastern Massachusetts	2,050,000	225,000	2,275,000		540,000	2,815,000
Suburban Washington, D.C.	–	787,000	787,000		475,000	1,262,000
Washington – Seattle	248,000	1,049,000	1,297,000		165,000	1,462,000
International – Canada	–	827,000	827,000		–	827,000
New Markets/Other	565,000	740,000	1,305,000		222,000	1,527,000

Total	5,625,000	4,824,000	10,449,000	(1)	1,605,000	12,054,000

(1)                   In addition, we have the right to develop an additional parcel with approximately 442,000 rentable square feet in New York City.  We also have the right to purchase 924,000 developable square feet in Edinburgh, Scotland. The square footage related to these parcels is not included in the embedded future development square footage shown above.

Our significant value add projects include preconstruction activities at certain land parcels including: a) approximately 2.5 million developable square footage in San Francisco, including approximately 2.3 million developable square footage at Mission Bay, b) approximately 2.1 million developable square footage in Eastern Massachusetts, including approximately 1.7 million developable square footage located along Binney Street in Kendall Square and c) approximately 1.0 million developable square footage located in other key life science cluster markets.

San Francisco Bay – Mission Bay and South San Francisco Value Add Preconstruction Activities

The value add preconstruction activities in Mission Bay and South San Francisco will create high quality space in state-of-the-art environmentally sustainable facilities for our clients generating net operating income for the Company.  The entitlement process includes a multitude of activities necessary for the vertical construction of these high quality facilities including, among other items, regulatory approval, mapping, conceptual design, schematic design, design development, permitting, construction drawings and estimating. Our value add projects in Mission Bay and South San Francisco, that have been completed or are now under construction, have attracted Merck & Co., Inc., Celgene Corporation, Pfizer Inc., Roche Holdings Ltd and University of California, San Francisco.

The ability to provide significant additional space in high quality state-of-the-art environmentally sustainable facilities at Mission Bay is a unique opportunity to enhance our current high quality client tenant roster. In addition to the opportunities located at Mission Bay, our asset base contains a broad pipeline of opportunities located in South San Francisco.  This includes, among others, a high quality facility with entitlements completed or in process totaling over 275,000 square feet and a four building campus totaling an additional 405,000 square feet located nearby existing well established and emerging life science companies in South San Francisco.

The Alexandria Center for Science and Technology at Mission Bay (“The Alexandria Center”) when completed will consist of 13 high quality facilities totaling approximately 2.7 million rentable square feet.  The Alexandria Center is organized into four discrete but highly interactive and collaborative campuses: the north campus which includes the 455 Mission Bay Boulevard project leased to Pfizer, Inc.; the east campus, featuring the ability to accommodate a corporate headquarters facility of more than one million square feet; the south campus which is directly across the street from the UCSF hospital complex and likely to become an important location for physicians, clinicians and translational researchers; and the west campus which features a wide range of unique life science client tenant spaces.

At the heart of Mission Bay is UCSF, one of the nation’s top generators of life science commercial enterprises and the number two recipient of grants from the National Institutes of Health.  At least 75 California life science companies, including two of the largest, Genentech, Inc. (now a subsidiary of Roche) and Chiron Corporation (now a subsidiary of Novartis AG), have been successfully launched by UCSF faculty or alumni. UCSF’s expansion of major research functions to its Mission Bay campus serves as a hub for basic scientific inquiry and a meeting place for academics from around the world.  The wide range of UCSF’s sophisticated laboratories include the Center for Advanced Technology, as well as significant efforts in structural and chemical biology, molecular, cell and developmental biology, advanced microscopy, neurology and cardiology.  Finally, the UCSF Mission Bay hospital campus is in the design phase, and will initially offer 280 beds in an integrated facility to serve women, children and cancer patients. The overriding emphasis of this array of diverse life science entities is to translate research discoveries into viable commercial products to solve critical unmet medical needs.

Eastern Massachusetts Value Add Preconstruction Activities

Alexandria’s largest ongoing value add project in Eastern Massachusetts is located along Binney Street in Kendall Square, a five-minute walk from the Massachusetts Institute of Technology (“MIT”) campus.  In February 2009, the Cambridge City Council approved Alexandria’s petition for significantly increased zoning density in this location, enabling the future development of up to 1.7 million rentable square feet of office/laboratory space on multiple adjacent sites.  These sites currently hold income-producing low-rise buildings and surface parking lots, which, we believe, will eventually be replaced by high quality life science facilities in this desirable, land-constrained location.  We will continue to advance our entitlement efforts for this site.

Our significant value add projects in Eastern Massachusetts are located in Cambridge and nearby communities.  Cambridge is home to Harvard University (“Harvard”) and MIT, two of world’s leading universities for life science and technology research.  Both Harvard and MIT have a long and successful history of translational collaborations between academic scientists and industry.  Working with local venture capitalists and experienced entrepreneurs, the universities have created leading biotech companies such as Genzyme Corporation and Biogen Idec and well over a hundred smaller life science firms in Cambridge alone.  This fertile science and technology ecosystem has subsequently attracted investment by leading international pharmaceutical companies such as Novartis and GlaxoSmithKline and has led to the creation of important new independent research organizations in Cambridge, such as the Broad Institute and the Whitehead Institute for Biomedical Research. Among the most recent new members of the Cambridge community are:  Microsoft’s New England Research and Development Center; Schlumberger-Doll Research Center; a Google engineering unit; and the Koch Center for Integrative Cancer Research at MIT.

Among Alexandria’s completed value add projects in Cambridge is the conversion of an approximately 175,000 square foot office building at Technology Square to office/laboratory use.  This space has been substantially leased to Sirtris Pharmaceuticals, a GlaxoSmithKline company, the Novartis Institutes of Biomedical Research, and a unit of Pfizer, Inc.  Another suburban building conversion resulted in a 59,000 square foot lease to a research division of Johnson & Johnson.

New Markets and Other Projects

A component of our business also includes ground-up development projects in new markets and other projects.  We have two development parcels in China. One development parcel is located in South China for a two-building project aggregating approximately 275,000 rentable square feet. This project is nearing shell completion.  The second development parcel is located in North China for a two-building project aggregating approximately 272,000 rentable square feet. As of June 30, 2009, our estimated remaining costs to complete shell construction for these projects in China were approximately $13 million.

Additionally, other projects include two above-ground parking structures under construction at Mission Bay in San Francisco and construction related to site work, plaza, park and underground parking at the Alexandria Center for Science and Technology at East River Science Park, New York City, a unique one-of-a-kind highly advanced state-of-the-art urban science park.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 7.5% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of June 30, 2009:

The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of June 30, 2009:

Tenant	Number of Leases	Remaining Lease Term in Years (1)		Remaining Lease Term in Years (2)	Approximate Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (3) (in thousands)	Percentage of Aggregate Annualized Base Rent
Novartis AG	4	6.5	(4)	6.9	400,255	3.9%	$24,071	7.5%
GlaxoSmithKline plc	6	5.9	(5)	6.7	345,521	3.3	14,016	4.4
Roche Holding Ltd	5	5.6	(6)	6.7	387,813	3.7	12,748	4.0
ZymoGenetics, Inc. (7)	2	9.9		9.9	203,369	2.0	8,747	2.7
United States Government	6	4.1	(8)	4.1	308,205	3.0	8,359	2.6
Massachusetts Institute of Technology	3	2.8	(9)	3.1	178,952	1.7	7,899	2.4
Theravance, Inc. (10)	2	2.8		2.8	170,244	1.6	6,136	1.9
Dyax Corp.	1	2.7		2.7	91,527	0.9	5,774	1.8
Amylin Pharmaceuticals, Inc.	3	6.9	(11)	7.1	158,983	1.5	5,467	1.7
The Scripps Research Institute	2	7.4	(12)	7.4	96,500	0.9	5,193	1.6
Forrester Research, Inc.	1	2.3		2.3	145,551	1.4	4,987	1.5
Alnylam Pharmaceuticals, Inc.	1	7.3		7.3	95,410	0.9	4,466	1.4
Quest Diagnostics Incorporated	1	7.5		7.5	248,186	2.4	4,341	1.3
Infinity Pharmaceuticals, Inc.	2	3.5		3.5	67,167	0.6	4,302	1.3
Johnson & Johnson	2	4.2	(13)	3.7	170,451	1.6	3,917	1.2
Fred Hutchinson Cancer Research Center	2	5.0	(14)	5.1	123,322	1.2	3,853	1.2
Merck & Co., Inc.	2	3.9	(15)	4.6	102,196	1.0	3,847	1.2
Monsanto Company	3	8.7	(16)	11.1	120,050	1.2	3,757	1.2
Telik, Inc.	1	4.9		4.9	91,644	0.9	3,716	1.2
Qiagen N.V.	2	6.9	(17)	6.9	153,288	1.5	3,706	1.1
Total/Weighted Average:	51	5.6		5.9	3,658,634	35.2%	$139,302	43.2%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent.
(3)	Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2009 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(2)

Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 47,185 rentable square feet, 81,441 rentable square feet and 16,188 rentable square feet, respectively), with remaining lease terms of 8.8 years, 4.3 years, 2.0 years and 1.0 year, respectively.

(5)

Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (representing two leases at two properties containing 68,000 and 60,759 rentable square feet, respectively); 47,870 rentable square feet, 17,932 rentable square feet and 150,960 rentable square feet with remaining lease terms of 10.8 years, 8.5 years, 2.3 years and 1.4 years, respectively.

(6)

Amount shown is a weighted average of multiple leases with this tenant for 126,971 rentable square feet, 66,262 rentable square feet, 77,843 rentable square feet, 16,406 rentable square feet, 22,489 rentable square feet and 77,842 rentable square feet with remaining lease terms of 9.3 years, 5.3 years, 4.8 years, 4.4 years, 4.3 years and 1.1 years, respectively.

(7)	As of March 31, 2009, Novo A/S owned approximately 30% of ZymoGenetics, Inc.
(8)

Amount shown is a weighted average of multiple leases with this tenant for 81,580 rentable square feet, 114,568 rentable square feet (representing three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and 54,906 rentable square feet, respectively), 105,000 rentable square feet and 7,057 rentable square feet with remaining lease terms of 5.8 years, 4.3 years, 2.9 years and 1.1 years, respectively.

(9)

Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet and 83,561 rentable square feet with remaining lease terms of 4.0 years, 2.3 years and 1.6 years, respectively.

(10)	As of April, 30, 2009, GlaxoSmithKline plc owned 15% of the outstanding stock of Theravance, Inc.
(11)

Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet, respectively) with remaining lease terms of 8.6 years and 5.6 years, respectively.

(12)

Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 8.3 years and 7.2 years, respectively.

(13)

Amount shown is a weighted average of multiple leases with this tenant for 111,451 rentable square feet and 59,000 rentable square feet with remaining lease terms of 4.8 years and 3.2 years, respectively.

(14)

Amount shown is a weighted average of multiple leases with this tenant for 106,425 rentable square feet and 16,897 rentable square feet with remaining lease terms of 5.4 years and 2.7 years, respectively.

(15)

Amount shown is a weighted average of multiple leases with this tenant for 67,473 rentable square feet and 34,723 rentable square feet with remaining lease terms of 5.3 years and 1.3 years, respectively.

(16)

Amount shown is a weighted average of multiple leases with this tenant for 65,719 rentable square feet, 22,555 rentable square feet and 31,776 rentable square feet with remaining lease terms of 14.7 years, 1.4 years and 1.3 years, respectively.

(17)

Amount shown is a weighted average of multiple leases with this tenant for 143,585 rentable square feet and 9,703 rentable square feet with remaining lease terms of 7.3 years and 1.7 years, respectively.

As of June 30, 2009, annualized base rent for Oscient Pharmaceuticals Corporation (“Oscient”) was approximately 1.4% of total annualized base rent.  In July 2009, Oscient filed for Chapter 11 bankruptcy.  We are in the process of transferring four subleases into direct leases aggregating approximately 78% of the Oscient space.

Results of operations

Comparison of Three Months Ended June 30, 2009 (“Second Quarter 2009”) to Three Months Ended June 30, 2008 (“Second Quarter 2008”)

Rental revenues increased by $5.6 million, or 7%, to $87.8 million for Second Quarter 2009 compared to $82.2 million for Second Quarter 2008.  The increase resulted from rental revenues from properties acquired, placed in service or redeveloped during the periods after April 1, 2008 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $1.1 million, or 4%, to $24.7 million for Second Quarter 2009 compared to $23.6 million for Second Quarter 2008.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service or redeveloped during the periods after April 1, 2008.

Other income for Second Quarter 2009 and Second Quarter 2008 of $8.9 million and $2.9 million, respectively, represents construction management fees, interest, investment income and storage income.  Other income for Second Quarter 2009 includes a $7.2 million cash payment related to real estate acquired in November 2007.

Rental operating expenses increased by $1.9 million, or 7%, to $29.1 million for Second Quarter 2009 compared to $27.1 million for Second Quarter 2008.  The increase resulted primarily from rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped during the periods after April 1, 2008.  The majority of the increase in rental operating expenses is recoverable from tenants through tenant recoveries.

General and administrative expenses increased by $0.4 million, or 4%, to $8.8 million for Second Quarter 2009 compared to $8.4 million for Second Quarter 2008.  As a percentage of total revenues, general and administrative expenses for Second Quarter 2009 remained relatively consistent with Second Quarter 2008 at approximately 7% to 8% of total revenues.

Interest expense increased by $2.3 million, or 12%, to $21.1 million for Second Quarter 2009 compared to $18.7 million for Second Quarter 2008.  The increase resulted primarily from the overall increase in average indebtedness during Second Quarter 2009 as compared to Second Quarter 2008. We have entered into certain interest rate swap and cap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest rate swap and cap agreements”).

Depreciation and amortization increased by $2.8 million, or 10%, to $29.5 million for Second Quarter 2009 compared to $26.7 million for Second Quarter 2008.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after April 1, 2008.

During the Second Quarter 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes.

Loss from discontinued operations, net of $120,000 for Second Quarter 2009 reflects the results of operations of one property classified as “held for sale” as of June 30, 2009.  Income from discontinued operations, net of $64,000 for Second Quarter 2008 reflects the results of operations and gains/losses on one property classified as “held for sale” as of June 30, 2009, three properties sold during First Quarter 2009 and eight properties sold in 2008 of which one was sold during Second Quarter 2008.  In connection with the property sold during Second Quarter 2008, we recorded a gain of approximately $182,000.

Comparison of Six Months Ended June 30, 2009 (“Six Months 2009”) to Six Months Ended June 30, 2008 (“Six Months 2008”)

Rental revenues increased by $28.7 million, or 18%, to $192.2 million for Six Months 2009 compared to $163.5 million for Six Months 2008.  The increase resulted from rental revenue from properties acquired, placed in service or redeveloped during the periods after January 1, 2008 and increases in rental rates related to renewed and/or releasable space leased. In addition, during Six Months 2009, we recognized additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.  The additional rental income included the fair value of building improvements and equipment which was received in the modification of the lease and recognized over the remaining term of the applicable lease which ended in January 2009.

Tenant recoveries increased by $3.6 million, or 8%, to $51.4 million for Six Months 2009 compared to $47.8 million for Six Months 2008.  The increase resulted primarily from properties acquired, placed in service or redeveloped during the periods after January 1, 2008.

Other income for Six Months 2009 and Six Months 2008 of $9.7 million and $6.1 million, respectively, represents construction management fees, interest, investment and storage income.  Other income for Six Months 2009 includes a $7.2 million cash payment related to real estate acquired in November 2007.

Rental operating expenses increased by $6.2 million, or 11%, to $61.2 million for Six Months 2009 compared to $55.0 million for Six Months 2008. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2008.  The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $1.0 million, or 6%, to $18.2 million for Six Months 2009 compared to $17.2 million for Six Months 2008.  As a percentage of total revenues, general and administrative expenses for Six Months 2009 remained relatively consistent with Six Months 2008 at approximately 7% to 8% of total revenues.

Interest expense decreased by $0.9 million, or 2%, to $41.0 million for Second Quarter 2009 compared to $41.9 million for Second Quarter 2008.  The decrease resulted from a decrease in London Interbank Offered Rate (“LIBOR”) rates partially offset by increases in indebtedness on our unsecured line of credit and unsecured convertible notes.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate swap agreements, decreased from approximately 5.21% as of June 30, 2008 to approximately 4.30% as of June 30, 2009.  We have entered into certain swap and cap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest rate swap and cap agreements”).

Depreciation and amortization increased by $8.7 million, or 17%, to $60.8 million for Six Months 2009 compared to $52.1 million for Six Months 2008.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after January 1, 2008.

During the Six Months 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes.

During the Six Months 2008, we recognized a non-cash impairment charge of $1,985,000 associated with an other than temporary decline in the value of certain investments below their carrying value.

Income from discontinued operations, net of $2.0 million for Six Months 2009 reflects the results of operations and gains on one property classified as “held for sale” as of June 30, 2009 and three properties sold during Six Months 2009.  In connection with the properties sold during Six Months 2009, we recorded a gain of approximately $2.2 million.  Income from discontinued operations, net of $15.7 million for Six Months 2008, reflects the results of operations and gains/losses on one property classified as “held for sale” as of June 30, 2009, three properties sold during Six Months 2009 and eight properties sold during 2008 of which seven were sold during Six Months 2008.  In connection with the seven properties sold in Six Months 2009, we recorded a gain of approximately $20.4 million.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) we recorded a non-cash impairment charge during Six Months 2008 of approximately $4.7 million related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market.  The building located in the San Diego market was sold in Second Quarter 2009. The Boston property was sold during the fourth quarter of 2008.

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

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash on hand of approximately $70.3 million as of June 30, 2009;

•                  restricted cash of approximately $28.8 million as of June 30, 2009 to fund certain construction costs;

•                  cash flows generated by operating activities (for the six months ended June 30, 2009, we generated approximately $131.1 million of cash flows from operating activities);

•                  availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.3 billion outstanding as of June 30, 2009);

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds generated from potential asset sales;

•                  cash proceeds from the issuance of common or preferred equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of June 30, 2009 consisted of the following (in thousands):

		Payments by Period
	Total	2009	2010-2011	2012-2013		Thereafter

Secured notes payable	$941,600	$5,511	$268,401	$133,039	(1)	$534,649
Unsecured line of credit and term loan (2)	557,000	–	557,000	–		–
Unsecured term loan (2)	750,000	–	–	750,000		–
3.70% Unsecured Convertible Notes	384,700	–	–	384,700		–
8.00% Unsecured Convertible Notes	240,000	–	–	–		240,000
Estimated interest payments	589,752	62,893	216,584	143,262		167,013
Ground lease obligations	600,249	3,023	14,254	16,810		566,162
Other obligations	3,931	677	2,435	819		–
Total	$4,067,232	$72,104	$1,058,674	$1,428,630		$1,507,824

(1)             Assumes we exercise our sole right to extend the maturity dates of the following two secured notes payable: (a) approximately $28.5 million secured note payable from January 1, 2011 to January 1, 2012, and (b) approximately $38.4 million secured notes payable from January 2, 2012 to April 6, 2013.

(2)             Assumes we exercise our sole right to extend the maturity dates of our unsecured line of credit from October 2010 to October 2011 and our unsecured term loan from October 2011 to October 2012.

Secured notes payable as of June 30, 2009 consisted of 28 notes secured by 54 properties and three land development parcels.  Our secured notes payable require monthly payments of principal and interest and had weighted average interest rates of approximately 5.28% at June 30, 2009.  Noncontrolling interests’ share of secured notes payable aggregated approximately $39.4 million as of June 30, 2009.  At June 30, 2009, our secured notes payable were comprised of approximately $733.9 million and $207.7 million of fixed and variable rate debt, respectively.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

In April 2009, we completed a private offering of $240 million principal amount of 8.00% Unsecured Convertible Notes.  In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.  See additional information under Note 6 to our condensed consolidated financial statements regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes and circumstances under which the holders may convert the notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap and cap agreements, interest payment dates and scheduled maturity dates.  As of June 30, 2009, approximately 80% of our total debt was fixed rate debt or variable rate debt subject to interest rate swap and cap agreements. See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Interest rate swap and cap agreements.”  The remaining 20% of our total debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the table above because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.

Ground lease obligations as of June 30, 2009 include leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 24 to 97 years, excluding extension options.

In addition to the above, as of June 30, 2009, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and infrastructure improvements under the terms of leases approximated $177.4 million.  We expect payments for these obligations to occur over the next one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $48.2 million for certain investments over the next six years.

Capital expenditures, tenant improvements and leasing costs

As of June 30, 2009, we had an aggregate of approximately 1.1 million rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 616,175 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces.

For the six months ended June 30, 2009 and 2008, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $241.6 million and $248.9 million, respectively.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties.  Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan.  We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million.  As of June 30, 2009, we had outstanding borrowings of $557 million and $750 million under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.30%.

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

•                  minimum book value of $1.4 billion; and

•                  secured debt ratio less than 55.0%.

As of June 30, 2009, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan were the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of June 30, 2009, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of June 30, 2009, aggregate unsecured borrowings were limited to approximately $2.9 billion. If net operating income from properties supporting our borrowing capacity under our unsecured credit facilities decreases, our borrowing capacity under our credit facilities will also decrease. Additionally, we may be required to reduce our outstanding borrowings under our credit facilities in order to maintain compliance with one or more covenants under our credit facilities.

Interest rate swap and cap agreements

We utilize interest rate swap and cap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  The interest rate swap agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of June 30, 2009 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at June 30, 2009	Fair Values
June 2006	June 30, 2006	September 30, 2009	5.299%	$125,000	$125,000	$(1,563)
December 2005	December 29, 2006	November 30, 2009	4.730	50,000	50,000	(907)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(909)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(4,472)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,776)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,617)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(3,827)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,742)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,286)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(2,286)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(1,896)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(1,898)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(873)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(1,326)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(3,159)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(3,164)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(441)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	–	(2,479)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(5,406)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(5,377)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(2,880)
Total					$903,500	$(53,284)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between ourselves and each counterparty to address and minimize certain risks associated with our interest rate swap and cap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap and cap agreements are spread among various counterparties.  As of June 30, 2009, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we will have a risk of higher interest costs associated with our variable rate LIBOR-based debt.

As of June 30, 2009, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $53.3 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive income in total equity.  Balances in accumulated other comprehensive loss are recognized in earnings as swap payments are made.  Also, during the three months ended June 30, 2009, we entered into an interest rate cap agreement with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  This agreement sets a ceiling on one month LIBOR at 2.50% related to one secured note.  The interest rate cap agreement was classified in other assets based upon its fair value aggregating an asset balance of approximately $297,000.  We have not posted any collateral related to our interest rate swap or cap agreements.  For the six months ended June 30, 2009, approximately $19.1 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.

During the next 12 months, we expect to reclassify approximately $32.0 million from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

Secured notes payable

As of June 30, 2009, we had aggregate secured notes payable of approximately $941.6 million.  If we are unable to refinance, extend principal payments due at maturity or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity.  Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value and other key loan terms may be less favorable than the terms on our existing loans.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our preferred and common stockholders from cash flows from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the six months ended June 30, 2009, we paid dividends on (i) our common stock aggregating approximately $57.4 million; (ii) our 8.375% series C cumulative redeemable preferred stock aggregating approximately $5.4 million; and (iii) our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) aggregating approximately $8.8 million.

Sources of capital

Cash and cash equivalents

As of June 30, 2009, we had approximately $70.3 million of cash and cash equivalents.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Funds held in trust under the terms of certain secured notes payable	$15,526	$16,118
Funds held in escrow related to construction projects	28,842	49,499
Other restricted funds	7,315	2,165
Total	$51,683	$67,782

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the six months ended June 30, 2009 increased by $48.8 million to $131.1 million compared to $82.4 million for the six months ended June 30, 2008.  The increase resulted primarily from increases in cash flows from operations and cash flows from overall changes in operating assets and liabilities.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of June 30, 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto, and approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.

Net cash used in investing activities for the six months ended June 30, 2009 was $232.2 million compared to $175.2 million the six months ended June 30, 2008. The increase in net cash used in investing activities was primarily due to lower proceeds from investments and property dispositions.

Net cash provided by financing activities for the six months ended June 30, 2009 increased by $8.4 million to $100.2 million compared to $91.8 million for the six months ended June 30, 2008.  For the six months ended June 30, 2009, proceeds from the issuance of common stock, the issuance of our 8.00% Unsecured Convertible Notes and borrowings from secured notes payable and from our unsecured line of credit of approximately $878.7 million were partially offset by the repurchase of certain of our 3.70% Unsecured Convertible Notes and principal reductions of secured notes payable and our unsecured line of credit of approximately $708.6 million.  Additionally, for the six months ended June 30, 2009, we paid dividends on our common and preferred stock of approximately $71.6 million.  For the six months ended June 30, 2008, proceeds from the issuance of Series D Convertible Preferred Stock and borrowings from secured notes payable and our unsecured line of credit of approximately $714.6 million were partially offset by principal repayments on secured notes payable and our unsecured line of credit of approximately $566.7 million. Additionally, we paid dividends on our common and preferred stock of approximately $55.4 million during the six months ended June 30, 2008.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of June 30, 2009, we had borrowings of $557 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.30%.

Property dispositions

During the six months ended June 30, 2009, we sold three properties at an aggregate contract price of approximately $14.4 million.  During the year ended December 31, 2008, we sold eight properties at an aggregate contract price of approximately $86.3 million.  The net sales proceeds were initially used to repay outstanding debt.

Other resources and liquidity requirements

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

In April 2009, we completed a private offering of the 8.00% Unsecured Convertible Notes.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $233.0 million.  Prior to April 20, 2014, we will not have the right to redeem the 8.00% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on April 15, 2014, 2019 and 2024 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  Holders of the 8.00% Unsecured Convertible Notes may convert their notes prior to the stated maturity date of April 15, 2029 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 8.00% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March 2008, we completed a public offering of 8,800,000 shares of our Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Convertible Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions, and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2009, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes that are due in 2027.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2009, the 3.70%

Unsecured Convertible Notes had a conversion rate of approximately 8.5070 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.  Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies, which we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Inflation

As of June 30, 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Additionally, approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Alexandria Real Estate Inc.’s common stockholders	$32,298	$19,420	$65,082	$52,192
Add:
Depreciation and amortization (1)	29,722	27,003	61,168	52,813
Net income attributable to noncontrolling interests	4,362	948	5,237	1,899
Net income attributable to unvested restricted stock awards	367	290	868	790
Subtract:
Gain on sale of property (2)	–	(182)	(2,234)	(20,395)
FFO attributable to noncontrolling interests	(842)	(1,018)	(1,919)	(1,985)
FFO attributable to unvested restricted stock awards	(740)	(684)	(1,687)	(1,272)
Subtotal	$65,167	$45,777	$126,515	$84,042
Add:
Assumed conversion of 8.00% Unsecured Convertible Notes	3,197	–	3,197	–
FFO attributable to unvested restricted stock	37	2	52	5
FFO attributable to Alexandria Real Estate, Inc.’s common stockholders assuming effect of dilutive securities (3)	$68,401	$45,779	$129,764	$84,047

(1)          Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations for the periods prior to when such assets were sold or classified as “held for sale.”

(2)          Gain on sale of property for the three months ended June 30, 2008 relates to the disposition of one property.  Gain on sale of property for the six months ended June 30, 2009 relates to the dispositions of three properties.  Gain on sale of property for the six months ended June 30, 2008 relates to the dispositions of seven properties.  Gain on sale of property is included in the income statement in (loss) income from discontinued operations, net.

(3)          Includes interest expense approximating $18.0 million, net of capitalized interest of approximately $18.4 million, after the assumed conversion of our 8.00% Unsecured Convertible Notes pursuant to SFAS 128 for the three months ended June 30, 2009.

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

Our future earnings and fair value relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR, the Federal Funds rate, or a bank’s reference rate.  Our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate swap agreements in effect on, June 30, 2009, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $2.5 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on June 30, 2009, would increase annual future earnings by approximately $2.5 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair value by approximately $62.2 million at June 30, 2009.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair value by approximately $50.5 million at June 30, 2009.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2009.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of June 30, 2009 would decrease their fair value by approximately $6.6 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and China.  The functional currencies of our foreign subsidiaries operating in Canada and China are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of June 30, 2009, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $899,000.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $899,000.

Item 4.                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 20, 2009, we held our Annual Meeting of Stockholders.

At the meeting, seven directors were elected to serve for a one-year term and until their successors are duly elected and qualified.  The following directors were elected pursuant to the votes indicated:

Director	For	Withheld
Joel S. Marcus	35,528,223	2,891,967
Richard B. Jennings	20,345,791	16,074,399
John L. Atkins, III	32,932,678	3,487,512
Richard H. Klein	19,477,770	16,942,420
James H. Richardson	33,567,860	2,852,330
Martin A. Simonetti	32,815,100	3,605,090
Alan G. Walton	20,372,536	16,047,654

At the meeting, our stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2009.  A total of 31,855,344 shares voted “for” the ratification, 4,558,712 shares voted “against” the ratification and 6,134 shares abstained.

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

4.9	Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee.
10.1

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as Exhibit 4.9 to this quarterly report on Form 10-Q.

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

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2009.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)