Form 10-Q
period 2009-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2009-11-06
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of `“large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As of November 4, 2009, 44,173,772 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Rental properties, net	$3,366,960	$3,215,723
Land held for future development	254,549	109,478
Construction in progress	1,349,656	1,398,895
Cash and cash equivalents	68,280	71,161
Tenant security deposits and other restricted cash	60,002	67,782
Tenant receivables	3,789	6,453
Deferred rent	92,022	85,733
Investments	71,080	61,861
Other assets	126,999	114,991
Total assets	$5,393,337	$5,132,077

Liabilities and Equity
Secured notes payable	$837,177	$1,081,963
Unsecured line of credit and unsecured term loan	1,248,000	1,425,000
Unsecured convertible notes	580,919	431,145
Accounts payable, accrued expenses and tenant security deposits	325,720	386,801
Dividends payable	21,665	32,105
Total liabilities	3,013,481	3,357,014

Redeemable noncontrolling interests	41,232	33,963

Alexandria Real Estate Equities, Inc. stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	437	319
Additional paid-in capital	1,961,421	1,407,294
Accumulated other comprehensive loss	(44,162)	(87,241)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	2,297,334	1,700,010
Noncontrolling interests	41,290	41,090
Total equity	2,338,624	1,741,100
Total	$5,393,337	$5,132,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental	$87,436	$83,704	$278,033	$244,893
Tenant recoveries	26,007	26,187	76,900	73,468
Other income	1,162	2,640	10,838	8,772
Total Revenues	114,605	112,531	365,771	327,133

Expenses
Rental operations	30,783	29,057	91,430	83,567
General and administrative	9,610	8,587	27,827	25,816
Interest	20,909	21,289	61,865	63,174
Depreciation and amortization	28,031	26,924	87,878	78,520
Non-cash impairment on investments	–	–	–	1,985
Total Expenses	89,333	85,857	269,000	253,062

Gain on early extinguishment of debt	–	–	11,254	–
Income from continuing operations	25,272	26,674	108,025	74,071

Income from discontinued operations, net	1,106	928	3,718	18,458

Net income	26,378	27,602	111,743	92,529

Net income attributable to noncontrolling interests	886	929	6,123	2,828
Dividends on preferred stock	7,090	7,090	21,268	17,136
Net income attributable to unvested restricted stock awards	199	265	1,038	1,048
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,203	$19,318	$83,314	$71,517

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.44	$0.58	$2.16	$1.68
Discontinued operations, net	0.03	0.03	0.10	0.58
Earnings per share – basic	$0.47	$0.61	$2.26	$2.26

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.44	$0.58	$2.16	$1.68
Discontinued operations, net	0.03	0.03	0.10	0.57
Earnings per share – diluted	$0.47	$0.61	$2.26	$2.25

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

 (Dollars in thousands)

(Unaudited)

		Alexandria Real Estate Equities, Inc. Stockholders
	Total Equity	Series C Preferred Stock	Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
Balance at December 31, 2008	$1,741,100	$129,638	$250,000	31,899,037	$319	$1,407,294	$-	$(87,241)	$41,090
Contributions by noncontrolling interests	300	-	-	-	-	-	-	-	300
Distributions to noncontrolling interests	(1,791)	-	-	-	-	-	-	-	(1,791)
Net income	107,320	-	-	-	-	-	105,620	-	1,700
Unrealized gain on marketable securities	946	-	-	-	-	-	-	946	-
Unrealized gain on interest rate swap and cap agreements	23,599	-	-	-	-	-	-	23,599	-
Foreign currency translation	18,525	-	-	-	-	-	-	18,534	(9)
Comprehensive income	150,390	-	-	-	-	-	-	-	-
Issuance of common stock, net of offering costs	488,163	-	-	11,600,000	116	488,047	-	-	-
Issuances pursuant to stock plan	16,557	-	-	216,863	2	16,555	-	-	-
Issuance of 8.00% unsecured convertible notes	26,216	-	-	-	-	26,216	-	-	-
Repurchase of 3.70% unsecured convertible notes	(292)	-	-	-	-	(292)	-	-	-
Dividends declared on preferred stock	(21,268)	-	-	-	-	-	(21,268)	-	-
Dividends declared on common stock	(60,751)	-	-	-	-	-	(60,751)	-	-
Other	-	-	-	-	-	23,601	(23,601)	-	-
Balance at September 30, 2009	$2,338,624	$129,638	$250,000	43,715,900	$437	$1,961,421	$-	$(44,162)	$41,290

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended
	September30,
	2009	2008
Operating Activities
Net income	$111,743	$92,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,504	80,260
Gain on early extinguishment of debt	(11,254)	–
Amortization of loan fees and costs	5,877	5,065
Amortization of debt premiums/discount	7,790	5,867
Amortization of acquired above and below market leases	(7,991)	(5,443)
Deferred rent	(7,315)	(9,726)
Stock compensation expense	10,857	10,114
Equity in (income) loss related to investments	(39)	106
Gain on sales of investments	(2,625)	(7,215)
Loss on sales of investments	854	–
Gain/loss on properties “held for sale” and sales of property	(2,234)	(15,745)
Non-cash impairment on investments	–	1,985
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	7,780	(16,129)
Tenant receivables	2,664	(90)
Other assets	(22,901)	(17,454)
Accounts payable, accrued expenses and tenant security deposits	954	45,374
Net cash provided by operating activities	183,664	169,498

Investing Activities
Additions to properties	(341,410)	(405,078)
Purchase of properties	–	(7,915)
Proceeds from sales of properties	11,929	79,113
Additions to investments	(10,442)	(8,829)
Proceeds from sales of investments	3,979	11,194
Net cash used in investing activities	(335,944)	(331,515)

Financing Activities
Proceeds from secured notes payable	1,082	6,719
Principal reductions of secured notes payable	(245,849)	(140,643)
Principal borrowings from unsecured line of credit and term loan	583,000	656,000
Repayments of borrowings from unsecured line of credit	(760,000)	(505,000)
Proceeds from issuance of 8.00% unsecured convertible notes	232,950	–
Repurchase of 3.70% unsecured convertible notes	(59,204)	–
Proceeds from issuance of common stock	488,163	–
Proceeds from issuance of series D cumulative convertible preferred stock	–	242,186
Proceeds from exercise of stock options	302	2,498
Dividends paid on common stock	(71,191)	(75,678)
Dividends paid on preferred stock	(21,268)	(13,490)
Contributions by redeemable noncontrolling interests	5,003	457
Distributions to redeemable noncontrolling interests	(1,046)	(1,112)
Redemption of redeemable noncontrolling interests	(1,052)	(1,282)
Contributions by noncontrolling interests	300	650
Distributions to noncontrolling interests	(1,791)	(1,927)
Net cash provided by financing activities	149,399	169,378
Net (decrease) increase in cash and cash equivalents	(2,881)	7,361
Cash and cash equivalents at beginning of period	71,161	8,030
Cash and cash equivalents at end of period	$68,280	$15,391

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

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and pre-eminent first-in-class real estate investment trust (“REIT”) focused principally on science-driven cluster formation.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biopharmaceutical, medical device, product, service and translational entities, as well as government agencies.  Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets. Our asset base approximates 12.8 million rentable square feet consisting of 157 properties approximating 11.8 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development approximating an additional 980,000 million rentable square feet.

2.                 Basis of presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim condensed consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Subsequent events have been evaluated up to and including November 6, 2009 which is the date these financial statements were issued.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements.  We consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

For entities that are variable interest entities (“VIEs”), we consolidate the entity if it is determined that we are the primary beneficiary at either the creation of the VIE or upon occurrence of a qualifying reconsideration event.  A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  Qualifying reconsideration events include, but are not limited to, the modification of contractual agreements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.  We use qualitative and quantitative approaches when determining whether we are (or are not) the primary beneficiary of a VIE.  Consideration of various factors includes, but is not limited to, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, various cash flow scenarios related to the VIE, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                 Basis of presentation (continued)

Retrospective adjustments from adoption of accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued new accounting provisions with respect to the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  On January 1, 2009, we adopted these provisions which affect our outstanding 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”), that may be settled wholly or partially in cash.  The new guidance, among other things, requires that instruments within its scope be separated into their liability and equity components as of the issuance date of the instrument by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method.  At issuance of our 3.70% Unsecured Convertible Notes, we classified approximately $43.8 million of the 3.70% Unsecured Convertible Notes as equity.  In addition, the new guidance requires that the interest cost for our unsecured convertible notes be accounted for based on our unsecured nonconvertible debt borrowing rate as of issuance date of the 3.70% Unsecured Convertible Notes, which we determined to be 5.96%.  The new guidance also requires retrospective application to prior periods.  The cumulative effect of the change in accounting principle on prior periods was recognized as of January 1, 2008.  An offsetting adjustment aggregating approximately $36.4 million was made to the opening balance of retained earnings as of January 1, 2008.  For the three and nine months ended September 30, 2009, we incurred additional non-cash interest expense related to our 3.70% Unsecured Convertible Notes, net of amounts capitalized, of approximately $798,000 and $2.8 million, respectively, as a result of adopting the new guidance.  For the three and nine months ended September 30, 2008, we incurred additional non-cash interest expense related to our 3.70% Unsecured Convertible Notes, net of amounts capitalized, of approximately $1.9 million and $5.0 million, respectively, as a result of adopting the new guidance.

In June 2008, the FASB issued new accounting provisions with respect to determining whether instruments granted in share-based payment transactions are participating securities.  The new guidance clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  We adopted the new provisions on January 1, 2009.  As a result, net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and earnings per share (basic and diluted) are adjusted for an allocation of net income to unvested restricted stock awards, including retrospective application to prior periods.  For the three and nine months ended September 30, 2009, approximately $199,000 and $1.0 million, respectively, of net income was attributable to unvested restricted stock awards.  For the three and nine months ended September 30, 2008, approximately $265,000 and $1.0 million, respectively, of net income was attributable to unvested restricted stock awards.

In December 2007, the FASB issued new accounting provisions with respect to the accounting for noncontrolling interests in consolidated financial statements.  The new guidance, among other things, require all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  The new guidance also require any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, the new guidance requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  Purchases or sales of an interest in an entity that results in a change of control is recognized at fair value with gains or losses included in net income.  In conjunction with the issuance of this new guidance, provisions addressing redeemable noncontrolling interests were clarified.  If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at their redemption value as of the balance sheet date.  We adopted the new guidance effective January 1, 2009.  Pursuant to the transition provisions of the new guidance, the presentation and disclosure requirements have been applied retrospectively to prior periods.  The retrospective application of the presentation and disclosure requirements resulted in a reclassification of noncontrolling interests determined not to be redeemable to a separate component of total equity (including an allocation of accumulated other comprehensive income to noncontrolling interests) and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders.  The retrospective application of the presentation and disclosure requirements of the new guidance did not impact net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders or earnings per share for the three and nine months ended September 30, 2009 and 2008.

2.                 Basis of presentation (continued)

Retrospective adjustments from adoption of accounting pronouncements (continued)

The following financial statement line items were affected by the adoption of the new accounting provisions impacting convertible notes, noncontrolling interests and participating securities (in thousands, except for per share data):

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Income statement data:
Interest expense	$20,909	$20,111	$21,289	$19,362
Income from continuing operations	25,272	25,184	26,674	27,672
Net income	26,378	26,290	27,602	28,600
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	18,203	19,200	19,318	21,510
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	0.47	0.49	0.61	0.68
Diluted	0.47	0.49	0.61	0.67

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Income statement data:
Interest expense	$61,865	$59,044	$63,174	$58,166
Income from continuing operations	108,025	104,723	74,071	76,251
Net income	111,743	108,441	92,529	94,709
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	83,314	87,173	71,517	77,573
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	2.26	2.37	2.26	2.45
Diluted	2.26	2.36	2.25	2.43

	September 30, 2009		December 31, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Balance sheet data:
Construction in progress	$1,383,088	$1,379,175	$1,398,895	$1,397,423
Other assets	126,999	127,399	114,991	115,636
3.70% unsecured convertible notes	366,120	384,700	431,145	460,000
Minority interest	–	82,558	–	75,021
Redeemable noncontrolling interests	41,232	–	33,963	–
Additional paid-in capital	1,961,421	1,938,565	1,407,294	1,377,448
Noncontrolling interests	41,290	–	41,090	–

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

Rental properties, net, land held for future development and construction in progress

In December 2007, the FASB issued new accounting provisions with respect to business combinations.  We prospectively adopted the new guidance on January 1, 2009.  In accordance with the new guidance, we recognize assets acquired (including the intangible value to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are recognized separately from the acquisition and expensed as incurred. Prior to the adoption of the new guidance impacting business combinations, purchase price was allocated based upon relative fair values and acquisition-related costs on successful acquisitions were capitalized and amortized over the estimated useful lives of the assets acquired.

During the nine months ended September 30, 2009, we recognized income of approximately $7,242,000 for a cash payment related to real estate acquired in November 2007.  This amount is classified in other income on the accompanying condensed consolidated income statements.

We are required to capitalize construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project.  We are also required to capitalize construction, development and redevelopment costs while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Costs previously capitalized related to abandoned development opportunities are written off.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain costs would no longer be capitalized and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

2.     Basis of presentation (continued)

Rental properties, net, land held for future development and construction in progress (continued)

Rental properties, land held for future development, construction in progress and intangibles are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, land held for future development and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred based on the future undiscounted cash flows being less than the carrying amount, a write-down is recorded to reduce the carrying amount to its estimated fair value.  Based upon our evaluation, we recognized a non-cash impairment charge on properties “held for sale” of approximately $4,650,000 during the nine months ended September 30, 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market. This non-cash impairment charge is classified in income from discontinued operations, net, in the accompanying condensed consolidated statements of income.

Interest rate swap and cap agreements

In March 2008, the FASB issued new accounting provisions with respect to disclosures about derivative instruments and hedging activities. We adopted the new guidance on January 1, 2009.  The new guidance, among other things, requires expanded disclosures related to derivatives and hedges with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under GAAP; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Additionally, the new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

2.                 Basis of presentation (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Unrealized gain on marketable securities	$6,606	$5,660
Unrealized loss on interest rate swap and cap agreements	(56,943)	(80,542)
Unrealized loss on foreign currency translation	6,175	(12,359)
	$(44,162)	$(87,241)

The following table provides a reconciliation of comprehensive income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$26,378	$27,602	$111,743	$92,529
Unrealized gain (loss) on marketable securities	604	(4,889)	946	(14,572)
Unrealized (loss) gain on interest rate swap and cap agreements	(3,649)	(1,586)	23,540	(1,545)
Unrealized gain (loss) on foreign currency translation	11,869	(5,422)	18,525	(8,504)
Comprehensive income	35,202	15,705	154,754	67,908
Comprehensive income attributable to noncontrolling interests	859	956	6,055	2,877
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.	$34,343	$14,749	$148,699	$65,031

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

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2009, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three and nine months ended September 30, 2009 and 2008.

2.                 Basis of presentation (continued)

Earnings per share and dividends declared

We account for unvested restricted stock awards which contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.

We applied the “if-converted” method for our 8.00% unsecured senior convertible notes that are due in 2029 (“8.00% Unsecured Convertible Notes”).  In applying the “if-converted” method, conversion is assumed for purposes of calculating diluted earnings per share if the effect would be dilutive to earnings per share.  If the assumed conversion pursuant to the “if-converted” method is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes since they were anti-dilutive to earnings per share for the three and nine months ended September 30, 2009.

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator:	2009	2008	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	$18,203	$19,318	$83,314	$71,517
Impact of assumed conversions:
Interest on 8.00% Unsecured Convertible Notes	–	–	–	–
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	–	1	–	4
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted earnings per share	$18,203	$19,319	$83,314	$71,521

Denominator:
Weighted average shares of common stock outstanding – basic	39,094,018	31,694,711	36,858,606	31,619,163
Effect of dilutive securities and assumed conversions:
Dilutive effect of stock options	11,932	112,744	8,207	126,671
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–	–	–
Weighted average shares of common stock outstanding – diluted	39,105,950	31,807,455	36,866,813	31,745,834

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.47	$0.61	$2.26	$2.26
Diluted	$0.47	$0.61	$2.26	$2.25

Dividends declared per common share	$0.35	$0.80	$1.50	$2.38

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% Unsecured Convertible Notes when the average market price of our common stock is higher than the conversion price. The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred on the end of the reporting period pursuant to the treasury stock method.  For the three and nine months ended September 30, 2009 and 2008, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price related to our 3.70% Unsecured Convertible Notes and the impact of conversion would have been anti-dilutive.

Dividends on preferred stock, among other items, are deducted from net income to arrive at net income allocable to common stockholders.  The dilutive effect of our series D cumulative convertible preferred stock will be reflected in diluted earnings per share by application of the “if-converted” method.  For the three and nine months ended September 30, 2009 and 2008, the weighted average shares of common stock related to our series D cumulative convertible preferred stock have been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.:
Income from continuing operations	$24,386	$25,745	$101,902	$71,243
Income from discontinued operations, net	1,106	928	3,718	18,458
Net income attributable to Alexandria Real Estate Equities, Inc.	$25,492	$26,673	$105,620	$89,701

Fair value

We follow a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

2.                 Basis of presentation (continued)

Fair value (continued)

In April 2009, the FASB issued new accounting provisions to address concerns regarding interim disclosures about fair value of financial instruments.  The new guidance requires disclosures of the fair value of financial instruments in interim reporting periods where these disclosures were previously only required in annual financial statements.  We adopted the new guidance effective as of April 1, 2009.

The carrying amounts of cash and cash equivalents, tenant security deposits and other restricted cash, tenant receivables and accounts payable, accrued expenses and tenant security deposits approximate fair value.  As described in Note 7, our interest rate swap and cap agreements have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  As of September 30, 2009 and December 31, 2008, the book and fair values of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
Secured notes payable	$837,177	$809,021	$1,081,963	$1,050,551
Unsecured line of credit and unsecured term loan	1,248,000	1,196,613	1,425,000	1,333,215
Unsecured convertible notes	580,919	603,840	431,145	312,800

Impact of recently issued accounting standards

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for interim or annual financial periods ending after September 15, 2009, which includes our quarterly report on Form 10-Q for the period ended September 30, 2009.  The adoption of the Codification did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new provisions with respect to the consolidation of VIEs.  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE.  The new guidance applies to our fiscal year beginning on January 1, 2010 and early adoption is prohibited.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In May 2009, the FASB issued new provisions with respect to subsequent events.  The new guidance, among other things, establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  We adopted new guidance effective April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

3.                 Rental properties, net, land held for future development and construction in progress

Our real estate consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Land	$470,156	$450,812
Buildings and building improvements	3,216,373	3,013,315
Other improvements	181,196	180,286
Gross book value of real estate – operating properties	3,867,725	3,644,413
Less: accumulated depreciation	(500,765)	(428,690)
Rental properties, net	3,366,960	3,215,723
Land held for future development	254,549	109,478
Construction in progress	1,349,656	1,398,895
Real estate investments, net	$4,971,165	$4,724,096

As of September 30, 2009 and December 31, 2008, we had approximately $3.4 billion and $3.2 billion, respectively, of rental operating properties aggregating 11.2 million and 11.0 million rentable square feet, respectively and is classified in the accompanying condensed consolidated balance sheets as rental properties, net.  Additionally, as of September 30, 2009 and December 31, 2008, we had approximately $254.5 million and $109.5 million, respectively, of land held for future development aggregating 4.8 million and 3.3 million rentable square feet, respectively and is classified in the accompanying condensed consolidated balance sheets as land held for future development.  Land held for future development represents real estate we plan to develop but as of each period presented, no development or construction activities were being performed.  As a result, interest, property taxes, insurance and certain costs are expensed as incurred.

As of September 30, 2009 and December 31, 2008, we had approximately $1.3 billion, undergoing preconstruction activities and construction activities, including development and redevelopment and is classified in the accompanying condensed consolidated balance sheets as construction in progress.  As of September 30, 2009 and December 31, 2008, we had an aggregate 641,242 and 590,057 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to office/laboratory space, including conversion of single tenancy to multi-tenancy spaces or multi-tenancy spaces to single tenancy space. In addition, as of September 30, 2009 and December 31, 2008, we had an existing aggregate 980,000 and 875,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical above ground construction of office/laboratory shell and core.  Additionally, as of September 30, 2009 and December 31, 2008, we had an aggregate of 5.8 million and 6.9 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design and site work; activities prior to commencement of vertical construction of above ground shell and core).  We are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the nine months ended September 30, 2009 was approximately $56,055,000.

4.                 Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies has been determined based upon the closing trading price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of investments is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of September 30, 2009 and December 31, 2008, our ownership percentage in the voting stock of each individual entity was less than 10%.

4.                 Investments (continued)

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  As a result of these assessments, during the first quarter of 2008, we recognized aggregate non-cash impairment charges of $1,985,000.

The following table summarizes our “available for sale” securities (in thousands):

	September 30,	December 31,
	2009	2008
Adjusted cost of “available for sale” securities	$1,510	$699
Gross unrealized gains	6,731	5,660
Gross unrealized losses	(125)	–
Fair value of “available for sale” securities	$8,116	$6,359

We believe that the gross unrealized losses related to our “available for sale” securities as of September 30, 2009 shown above are temporary.

Our investments in privately held entities as of September 30, 2009 and December 31, 2008 totaled approximately $62,964,000 and $55,502,000, respectively.  Of these totals, approximately $62,930,000 and $55,478,000, respectively, are accounted for under the cost method.  The remainder (approximately $34,000 and $24,000 as of September 30, 2009 and December 31, 2008, respectively) are accounted for under the equity method.  As of September 30, 2009, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loan

Our $1.9 billion in unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of September 30, 2009, we had borrowings of $498 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.14%.

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

•      minimum book value of $1.6 billion; and

•      secured debt ratio less than 55.0%.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of September 30, 2009, we were in compliance with all such covenants.

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

At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2009, the conversion rate of our 8.00% Unsecured Convertible Notes remained at approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $41.40 per share of our common stock.

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

Our 8.00% Unsecured Convertible Notes have been separated into their liability and equity components as of the issuance date by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component.  The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method.  At issuance of our 8.00% Unsecured Convertible Notes, we classified approximately $26.2 million of the 8.00% Unsecured Convertible Notes as equity.  In addition, the interest cost for our 8.00% Unsecured Convertible Notes is accounted for based on our unsecured nonconvertible debt borrowing rate which we determined to be 11% at issuance date. As of September 30, 2009, the carrying value of the 8.00% Unsecured Convertible Notes included a principal amount of approximately $240.0 million and an unamortized discount of approximately $25.2 million.

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

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2009, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5070 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.

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

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million.  As a result of the repurchases, we recognized a gain on early extinguishment of debt of approximately $11.3 million, net of approximately $860,000 in unamortized issuance costs.  The gain is classified as gain on early extinguishment of debt in the accompanying condensed consolidated income statements.

As of September 30, 2009 and December 31, 2008, the carrying value of the 3.70% Unsecured Convertible Notes included a principal amount of approximately $384.7 million and $460.0 million, respectively and an unamortized discount of approximately $18.6 million and $31.0 million, respectively.

As discussed in Note 2, we retrospectively adjusted our financial statements to reflect the effects of adopting the accounting pronouncement affecting the convertible debt accounting of our 3.70% Unsecured Convertible Notes.

7.    Interest rate swap and cap agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements.  Specifically, we enter into interest rate swap and cap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate swap and cap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our LIBOR-based borrowings.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges. Our objectives in using interest rate swap and cap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.  Interest rate cap agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of our interest rate swap and cap agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the three and nine months ended September 30, 2009, our interest rate swap and cap agreements were used to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate swap and cap agreements is recognized directly in earnings. During the nine months ended September 30, 2009 and 2008, our interest rate swap and cap agreements were 100% effective, thus we did not recognize any of the change in fair value of our interest rate swap and cap agreements directly into earnings.

As of September 30, 2009, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $56.9 million, which includes accrued interest and adjustments for nonperformance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Also, during the nine months ended September 30, 2009, we entered into an interest rate cap agreement with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  This agreement sets a ceiling on one month LIBOR at 2.50% related to one secured note.  The interest rate cap agreement was classified in other assets based upon its fair value aggregating an asset balance of approximately $234,000 as of September 30, 2009.  We have not posted any collateral related to our interest rate swap or cap agreements.

7.      Interest rate swap and cap agreements (continued)

Balances in accumulated other comprehensive income are recognized in earnings in the period that the forecasted hedge transactions affect earnings.  For the three and nine months ended September 30 2009, approximately $9.5 million and $28.6 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $30.9 million from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

As of September 30, 2009, we had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at September 30, 2009	Fair Values
December 2005	December 29, 2006	November 30, 2009	4.730%	$50,000	$50,000	$(379)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(380)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(5,428)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,652)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,028)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,571)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,545)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,850)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,850)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,192)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,195)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(475)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(829)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(2,903)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(2,907)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(185)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(3,153)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	-	(7,624)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	-	(7,602)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	-	(4,123)
Total					$878,500	$(56,871)

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

8.      Alexandria Real Estate Equities, Inc. stockholders’ equity

In September 2009, we sold 4,600,000 shares of our common stock in a follow-on offering (including 600,000 shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $53.25 per share, resulting in aggregate proceeds of approximately $233.5 million (after deducting underwriters’ discounts and other offering costs).

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March 2008, we completed a public offering of 8,800,000 shares of our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Convertible Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were initially used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain cash dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2009, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

In September 2009, we declared a cash dividend on our common stock aggregating $15,461,000 ($0.35 per share) for the calendar quarter ended September 30, 2009.  In September 2009, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock aggregating $2,714,000 ($0.5234375 per share), for the period July 15, 2009 through October 15, 2009.  Additionally, in September 2009, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4,375,000 ($0.4375 per share), for the period July 15, 2009 through October 15, 2009.

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

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities at the maximum redemption value as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  As of September 30, 2009 and December 31, 2008, the redeemable noncontrolling interest balances were approximately $41.2 million and $34.0 million, respectively.  The remaining noncontrolling interests aggregating approximately $41.3 million and $41.1 million as of September 30, 2009 and December 31, 2008, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

9.     Noncontrolling interests (continued)

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2009 (in thousands):

Balance at December 31, 2008	$33,963
Net income attributable to redeemable noncontrolling interests	4,423
Unrealized loss on interest rate cap agreement attributable to redeemable noncontrolling interests	(59)
Contributions	5,003
Distributions	(1,046)
Redemptions	(1,052)
Balance at September 30, 2009	$41,232

10.   Discontinued operations

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

The following is a summary of income from discontinued operations, net and net assets (liabilities) of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Total revenue	$2,416	$2,749	$6,277	$8,903
Operating expenses	688	712	2,211	2,598
Revenue less operating expenses	1,728	2,037	4,066	6,305
Interest expense	317	586	956	1,852
Depreciation expense	305	523	1,626	1,740
Subtotal	1,106	928	1,484	2,713
Gain/loss on properties “held for sale” and sales of property, net	–	–	2,234	15,745
Income from discontinued operations, net	$1,106	$928	$3,718	$18,458

	September 30, 2009	December 31, 2008
Properties “held for sale,” net	$35,829	$9,189
Other assets	2,991	54
Total assets	$38,820	$9,243
Total liabilities	14,836	13,966
Net assets (liabilities) of discontinued operations	$23,984	$(4,723)

10.   Discontinued operations (continued)

Income from discontinued operations, net for the three months ended September 30, 2009, includes the results of operations of four properties classified as “held for sale” as of September 30, 2009.  Income from discontinued operations, net for the three months ended September 30, 2008, includes the results of operations of four properties classified as “held for sale” as of September 30, 2009, three properties sold during the first quarter of 2009 and two properties sold during 2008. Income from discontinued operations, net for the nine months ended September 30, 2009 includes the results of operations of four properties classified as “held for sale” as of September 30, 2009 and three properties sold during the first quarter of 2009. Income from discontinued operations, net for the nine months ended September 30, 2008, includes the results of operations of four properties classified as “held for sale” as of September 30, 2009, three properties sold during the first quarter of 2009 and eight properties sold during 2008.  In the first quarter of 2008, we recorded a non-cash impairment charge of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market that has been included in the gain/loss on properties “held for sale” and sales of property, net above.  We sold the industrial building located in a suburban submarket south of Boston and the office building located in the San Diego market later in 2008.  During the nine months ended September 30, 2009, we sold three properties located in the San Diego market that had been classified as “held for sale” as of December 31, 2008.  The total sales price for the properties sold during the nine months ended September 30, 2009 was approximately $14.4 million.

11.   Subsequent events

In October 2009, we sold one property which was classified as “held for sale” as of September 30, 2009.  The aggregate sales price for the property was approximately $6.4 million.

Also in October 2009, we closed on a 10-year secured loan with an insurance company approximating $120 million.  The loan bears a fixed interest rate of 7.75% and is secured by several of our operating properties.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

•      negative worldwide economic, financial and banking conditions;

•      worldwide economic recession and lack of confidence;

•      financial, banking and credit market conditions;

•      the seizure or illiquidity of credit markets;

•      our inability to obtain capital (debt, construction financing and or equity) or refinance debt maturities;

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

As of September 30, 2009, we had 157 properties containing approximately 11.8 million rentable square feet (including spaces undergoing active redevelopment) of office/laboratory space.  As of that date, our properties were approximately 94.4% leased, excluding spaces at properties undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces.  Our primary sources of revenue are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.

For the three months ended September 30, 2009, we:

•                Executed 29 leases for approximately 450,000 rentable square feet.

•                Reported operating margins at approximately 73%.

•                Reported occupancy at 94.4%.

•                Reduced $104 million of secured debt obligations.

•                Entered into 15-year lease with Eli Lilly and Company as anchor tenant at Alexandria Center for Life Science at East River Science Park – NYCTM.

•                Closed follow-on common stock offering with net proceeds of approximately $233 million.

•                Completed ground-up development of one property at Mission Bay, San Francisco aggregating 102,000 rentable square feet pursuant to a 15-year lease with Pfizer Inc.

We continue to demonstrate the solidity and durability of our core operations providing office/laboratory space to the broad and diverse life science industry.  Our core operating results were steady for the first nine months of 2009, during the continuing extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crises, significant worldwide economic recession and drastic decline in consumer confidence and the consumer driven economy.  Financial systems throughout the world have recently highlighted significant periods of illiquidity with banks much less willing to lend substantial amounts to other banks and borrowers.

The current economic, financial and banking environment, worldwide economic recession and lack of consumer confidence have improved since the fourth quarter of 2008 and first quarter of 2009.  Even with the recent improvements, we remain cautious over the economic, financial and banking environment.  We intend to continue to focus on the completion of existing active redevelopment projects aggregating approximately 641,242 rentable square feet and our existing active development projects aggregating approximately an additional 980,000 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality/credit entities.  We also intend to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt and the issuance of additional equity securities, as appropriate.

Properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth, as of September 30, 2009, the rentable square footage, annualized base rent and occupancy of our properties in each of our existing markets (dollars in thousands):

		Rentable Square Feet			Annualized
Markets	Number of Properties	Operating	Redevelopment	Total	Base Rent (1)	Occupancy Percentages (1) (2)
California–San Diego	32	1,538,931	123,728	1,662,659	$42,053	90.2%
California–San Francisco Bay	18	1,526,963	53,980	1,580,943	53,584	96.2
Eastern Massachusetts	36	3,047,897	257,500	3,305,397	112,225	94.7
New Jersey/Suburban Philadelphia	8	459,904	–	459,904	8,563	88.0
Southeast	13	716,174	40,390	756,564	15,831	92.6
Suburban Washington, D.C.	30	2,281,959	165,644	2,447,603	47,690	94.6
Washington–Seattle	12	975,121	–	975,121	30,044	99.1
International–Canada	4	342,394	–	342,394	7,936	100.0
Total Properties (Continuing Operations)	153	10,889,343	641,242	11,530,585	$317,926	94.4%

(1)   Annualized base rent means the annualized fixed base rental amount in effect as of September 30, 2009 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Excludes spaces at properties totaling approximately 641,242 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space, and four properties with approximately 269,196 rentable square feet that are classified as “held for sale.”

(2)   Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of September 30, 2009 was 89.1%.

Our average occupancy rate as of December 31st from 1997 to 2008 was approximately 95.5%.

Leasing

As of September 30, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 7% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.  Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties remain our property after termination of the lease at our election.  However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove the improvements and restore the premises to their original condition.

The following table provides information with respect to lease expirations at our properties as of September 30, 2009:

		Rentable Square		Percentage of	Annualized Base
	Number of	Footage of		Aggregate	Rent of Expiring
	Leases	Expiring		Leased	Leases (per
Year of Lease Expiration	Expiring	Leases		Square Feet	rentable square foot)
2009	16 (1)	246,420	(1)	2.4%	$27.09
2010	76	974,125		9.5	25.93
2011	76	1,759,082		17.1	28.27
2012	67	1,385,630		13.5	33.34
2013	47	974,635		9.5	30.08
2014	43	998,180		9.7	28.39
2015	25	590,534		5.7	27.36
2016	17	987,095		9.6	30.76
2017	12	606,057		5.9	37.26
2018	11	737,172		7.2	44.60
Thereafter	18	997,837		9.7	32.22

(1)          Excludes seven month-to-month leases for approximately 20,000 rentable square feet.

Value Add Activities

Construction in progress includes the following value add activities as of September 30, 2009 (in thousands):

Value Add Activities	Amount	Square Feet
Redevelopment projects	$133,437	641,242
Development projects	370,164	980,000
Preconstruction projects	598,538	5,260,000
New markets and other projects	247,517	1,057,000
Total	$1,349,656	7,938,242

A key component of our business is our value add redevelopment and development programs.  These programs are focused on providing high quality generic office/laboratory space to meet the real estate requirements of various life science industry tenants. Redevelopment projects consist of the permanent change in use of office, warehouse and shell space into generic office/laboratory space, including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space. Development projects consist of the ground-up development of generic office/laboratory facilities. We also have certain significant value add projects undergoing important and substantial preconstruction activities to bring these assets to their intended use. These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues) and are required for the ultimate vertical construction of buildings. We are required to capitalize construction and preconstruction costs directly related and essential to the construction of a project while activities are ongoing to prepare an asset for its intended use.  The interest rate required for the purpose of calculating capitalization of interest was approximately 5.69% for the three months ended September 30, 2009.

Redevelopment projects

The following table summarizes total rentable square footage undergoing redevelopment as of September 30, 2009:

Markets/Submarkets	Estimated In-Service Dates	Rentable Square Footage Undergoing Redevelopment/ Total Property

California – San Diego/Torrey Pines	2010	84,504 / 84,504
California – San Diego/Torrey Pines	2009	39,224 / 76,084
California – San Francisco Bay	2010	53,980 / 53,980
Eastern Massachusetts/Cambridge	2009	24,177 / 177,101
Eastern Massachusetts/Cambridge	2010	90,278 / 369,831
Eastern Massachusetts/Suburban	2010	113,045 / 113,045
Eastern Massachusetts/Suburban	2010	30,000 / 30,000
Southeast/Florida	2009	40,390 / 44,855
Suburban Washington, D.C./Shady Grove	2010	58,632 / 58,632
Suburban Washington, D.C./Shady Grove	2009	50,633 / 123,501
Suburban Washington, D.C./Shady Grove	2011	56,379 / 56,379
		641,242 / 1,187,912

As of September 30, 2009, our estimated cost to complete was approximately $90 per rentable square foot for the 641,242 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment. Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Development projects

The following table summarizes our properties undergoing ground-up development as of September 30, 2009:

Markets/Submarkets	Building Description	Estimated In-Service Dates	Leased/ Committed	Estimated Investment Per Square Foot	Rentable Square Feet	Leasing Status

California – San Francisco Bay/ Mission Bay	Multi-tenant Bldg. with 3% Retail	2010	97%	$350	158,000	158,000 Rentable Square Feet Leased or Committed to UCSF and a Large Cap Life Science Company

California – San Francisco Bay/ Mission Bay	Single or Multi-tenant Bldg. with 4% Retail	2011	77%	$350	105,000	Negotiating Lease for Significant Amount of Space with a Large Cap Life Science Company

California – San Francisco Bay/ So. San Francisco	Two Bldgs., Single or Multi-tenant	2010	0%	$350	162,000	Marketing/Moving Former 16% Tenant to Another Property

California – San Francisco Bay/ So. San Francisco	Single Tenant Bldg.	2009	55%	$350	130,000	72,000 Rentable Square Feet Leased to Exelixis Inc. with Option for Remaining Space Through 2009

New York – New York City – East Tower	Multi-tenant Bldg. with 6% Retail	2010/2011	51%	$500	310,000

100,000 Rentable Square Feet Leased to Eli Lilly and Company;  Leasing 57,000 Rentable Square Feet for Food, Conference and Core Services; Current Office/Laboratory Negotiations in Excess of 300,000 Rentable Square Feet

Washington – Seattle	Single Tenant Bldg. with 5% Retail	2010 (1)	92%	$390	115,000	106,000 Rentable Square Feet Leased to Gilead Sciences, Inc.

			58%		980,000

(1)   We anticipate delivery of this space to Gilead Sciences, Inc. in the first quarter of 2010.

Our original estimated investment per square foot includes hard and soft shell construction and certain office/laboratory improvements and excludes book basis related to land and land improvements and certain amenities which benefit the specific property under development and other adjacent properties.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

As of September 30, 2009, our estimated cost to complete the approximately 980,000 rentable square feet undergoing ground-up development was approximately $166 per rentable square foot.  This estimate includes costs related to tenant infrastructure costs, including requirements for executed leases with Eli Lilly and Company, Exelixis Inc., Gilead Sciences, Inc. and UCSF.  This estimate also includes certain costs related to incremental investment by the Company with incremental returns which are beyond the original estimated investment anticipated at the beginning of each project.

Preconstruction projects

The following table summarizes our current and embedded future development and redevelopment square footage including preconstruction projects.  Preconstruction projects include significant value add projects undergoing important and substantial activities to bring these assets to their intended use.  These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues) and are required for the ultimate vertical construction of buildings.  We are required to capitalize construction and preconstruction costs directly related and essential to the construction of a project while activities are ongoing to prepare an asset for its intended use.

	Square Footage
	Construction in Progress
Markets	Redevelopment	Development	Preconstruction	New Markets and Other Projects	Land		Future Redevelopment		Total Value Add Square Footage

California – San Diego	123,728	–	298,000	–	145,000		178,000		744,728
California – San Francisco Bay/ Mission Bay	–	263,000	2,320,000	–	–		–		2,583,000
California – San Francisco Bay/ So. San Francisco	53,980	292,000	144,000	–	1,051,000		25,000		1,565,980
Eastern Massachusetts	257,500	–	2,050,000	–	225,000		540,000		3,072,500
Suburban Washington, D.C.	165,644	–	–	–	787,000		457,000		1,409,644
Washington – Seattle	–	115,000	248,000	–	1,049,000		165,000		1,577,000
International – Canada	–	–	–	–	827,000		–		827,000
Other	40,390	310,000	200,000	1,057,000	741,000		222,000		2,570,390

Total	641,242	980,000	5,260,000	1,057,000	4,825,000	(1)	1,587,000	(2)	14,350,242

(1)                   In addition, we have the right to develop an additional parcel with approximately 442,000 rentable square feet in New York City.  We also have the right to purchase 924,000 developable square feet in Edinburgh, Scotland. The square footage related to these parcels is not included in the embedded future development square footage shown above.

(2)                   Square footage related to future redevelopment is included in our operating asset base and represents non-laboratory uses (office, industrial or warehouse).

Our significant value add projects include preconstruction activities at certain land parcels including: a) approximately 2.5 million developable square feet in San Francisco, including approximately 2.3 million developable square feet at Mission Bay, b) approximately 2.1 million developable square feet in Eastern Massachusetts, including approximately 1.7 million developable square feet located along Binney Street in Kendall Square and c) approximately 1.3 million developable square feet located in other key life science cluster markets.

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

The Alexandria Center for Science and Technology at Mission Bay (“The Alexandria Center”) when completed will consist of 13 high quality facilities totaling approximately 2.7 million rentable square.  The Alexandria Center is organized into four discrete but highly interactive and collaborative campuses: the north campus which includes the 455 Mission Bay Boulevard project leased to Pfizer Inc.; the east campus, featuring the ability to accommodate a corporate headquarters facility of more than one million square feet; the south campus which is directly across the street from the UCSF hospital complex and likely to become an important location for physicians, clinicians and translational researchers; and the west campus which features a wide range of unique life science client tenant spaces.

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

Eastern Massachusetts Value Add Preconstruction Activities

The largest ongoing value add project in Eastern Massachusetts is located on multiple sites along Binney Street in Kendall Square.  Located in the eastern part of Cambridge close to downtown Boston, the Kendall Square neighborhood abuts the Massachusetts Institute of Technology (“MIT”) campus and is a short subway or bike ride from Harvard University (“Harvard”).  MIT and Harvard are two of the leading universities for life science and technology research, each with a long and successful history of translational collaborations between academic scientists and industry.  Working with local venture capitalists and experienced entrepreneurs, the universities have created leading biotech companies such as Genzyme Corporation and Biogen Idec and well over a hundred smaller life science firms in Cambridge alone.  This fertile science and technology ecosystem has subsequently attracted investment by leading international pharmaceutical companies such as Novartis and GlaxoSmithKline, and has led to the creation of important new independent research organizations in Cambridge, such as the Broad Institute and the Whitehead Institute for Biomedical Research.

In February 2009, the Cambridge City Council approved our petition to significantly increase the zoning density on our Binney Street holdings, enabling the future development of up to 1.7 million rentable square feet of office/laboratory space on multiple adjacent sites.  These sites currently hold income-producing low-rise buildings and surface parking lots, which, we believe, will eventually be replaced by high quality life science facilities in this desirable, land-constrained location.  We will continue to advance our entitlement efforts for this assemblage, including the procurement of a Planned Unit Development Special Permit under the City’s Zoning Ordinance.

Immediately adjacent to the Binney Street sites, we will transition from design into construction for the conversion into office/laboratory space of an approximately 90,000 rentable square foot portion of an existing office building known as Athenaeum Center.  The balance of the approximately 369,000 rentable square foot office building is substantially leased.  Delivery of the office/laboratory conversion space is scheduled to occur over the next one to two years.

Elsewhere in the Eastern Massachusetts region, design activities are ongoing at Longwood Center, our approximately 350,000 rentable square foot life science development located on a 1.0 acre parcel in the heart of Boston’s Longwood Medical Area (“LMA”).   This project, partnered with a local development/investment group, has been entitled under the City of Boston’s site plan review process.  The LMA is a compact and vibrant district which is home to world-renowned medical and academic institutions such as Harvard Medical School, Brigham & Womens’ Hospital, Dana Farber Cancer Institute, Childrens’ Hospital Boston, Beth Israel Deaconess Medical Center, and Joslin Diabetes Center, among several others.   Fully entitled land sites are extremely scarce in the LMA and we believe that Longwood Center is well-positioned to accommodate expected growth within the district.

Among the completed value add projects in this region is the conversion of an approximately 175,000 square foot office building at Technology Square in Cambridge to office/laboratory use.  This space has been substantially leased to Sirtris Pharmaceuticals, a GlaxoSmithKline company, the Novartis Institutes of Biomedical Research and a unit of Pfizer Inc.  Another suburban building conversion resulted in a 59,000 square foot lease to a research division of Johnson & Johnson.

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

Additionally, other projects include an above-ground parking structure under construction at Mission Bay in San Francisco and construction related to site work, plaza, park and underground parking at the Alexandria Center for Life Science at East River Science Park – NYCTM, a unique one-of-a-kind highly advanced state-of-the-art urban science park.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 7.6% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of September 30, 2009:

The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of September 30, 2009:

	Tenant	Number of Leases	Remaining Lease Term in Years (1)		Remaining Lease Term in Years (2)	Approximate Aggregate Rentable Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (3) (in thousands)	Percentage of Aggregate Annualized Base Rent
1	Novartis AG	4	6.4	(4)	6.8	400,255	3.9%	$24,073	7.6%
2	Roche Holding Ltd	5	8.0	(5)	8.3	387,813	3.8	14,834	4.7
3	GlaxoSmithKline plc	6	5.7	(6)	6.6	350,278	3.4	14,154	4.5
4	ZymoGenetics, Inc. (7)	2	9.6		9.6	203,369	2.0	8,747	2.7
5	United States Government	6	3.9	(8)	3.9	308,205	3.0	8,359	2.6
6	Massachusetts Institute of Technology	3	2.5	(9)	2.8	178,952	1.7	7,899	2.5
7	Theravance, Inc. (10)	2	2.5		2.5	170,244	1.7	6,136	1.9
8	Pfizer Inc.	2	10.2	(11)	10.2	120,140	1.2	5,648	1.8
9	Amylin Pharmaceuticals, Inc.	3	6.7	(12)	6.9	158,983	1.5	5,467	1.7
10	Dyax Corp.	1	2.4		2.4	91,495	0.9	5,407	1.7
11	The Scripps Research Institute	2	7.2	(13)	7.1	96,500	0.9	5,193	1.6
12	Forrester Research, Inc.	1	2.0		2.0	145,551	1.4	4,987	1.6
13	Alnylam Pharmaceuticals, Inc.	1	7.0		7.0	95,410	0.9	4,466	1.4
14	Quest Diagnostics Incorporated	1	7.3		7.3	248,186	2.4	4,341	1.4
15	Infinity Pharmaceuticals, Inc.	2	3.3		3.3	67,167	0.7	4,302	1.4
16	Johnson & Johnson	2	4.0	(14)	3.4	170,451	1.7	3,917	1.2
17	Fred Hutchinson Cancer Research Center	2	4.8	(15)	4.9	123,322	1.2	3,853	1.2
18	Merck & Co., Inc.	2	3.6	(16)	4.3	102,196	1.0	3,847	1.2
19	Qiagen N.V.	2	6.5	(17)	6.5	158,879	1.5	3,845	1.2
20	Monsanto Company	3	8.4	(18)	10.8	120,050	1.2	3,757	1.2
	Total/Weighted Average:	52	5.8		6.1	3,697,446	36.0%	$143,232	45.1%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent.
(3)	Annualized base rent means the annualized fixed base rental amount in effect as of September 30, 2009 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(4)

Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 16,188 rentable square feet, 47,185 rentable square feet and 81,441 rentable square feet, respectively, with remaining lease terms of 8.5 years, 4.8 years, 4.0 years and 1.8 years, respectively.

(5)

Amount shown is a weighted average of multiple leases with this tenant for 155,685 rentable square feet, 126,971 rentable square feet, 66,262 rentable square feet, 16,406 rentable square feet and 22,489 rentable square feet and with remaining lease terms of 9.5 years, 9.0 years, 5.1 years, 4.2 years and 4.0 years, respectively.

(6)

Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (representing two leases at two properties containing 68,000 and 60,759 rentable square feet, respectively); 52,627 rentable square feet, 17,932 rentable square feet and 150,960 rentable square feet with remaining lease terms of 10.5 years, 8.3 years, 2.0 years and 1.1 years, respectively.

(7)	As of September 30, 2009, Novo A/S owned approximately 31.5% of ZymoGenetics, Inc.
(8)

Amount shown is a weighted average of multiple leases with this tenant for 81,580 rentable square feet, 114,568 rentable square feet (representing three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and 54,906 rentable square feet, respectively), 105,000 rentable square feet and 7,057 rentable square feet with remaining lease terms of 5.6 years, 4.0 years, 2.7 years and 0.9 years, respectively.

(9)

Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet and 83,561 rentable square feet with remaining lease terms of 3.8 years, 2.0 years and 1.3 years, respectively.

(10)	As of July 31, 2009, GlaxoSmithKline plc owned 15% of the outstanding stock of Theravance, Inc.
(11)

Amount shown is a weighted average of multiple leases with this tenant for 102,283 rentable square feet and 17,857 rentable square feet with remaining lease terms of 10.3 years and 9.6 years, respectively.

(12)

Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet, respectively) with remaining lease terms of 8.3 years and 5.3 years, respectively.

(13)

Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 8.1 years and 6.9 years, respectively.

(14)

Amount shown is a weighted average of multiple leases with this tenant for 111,451 rentable square feet and 59,000 rentable square feet with remaining lease terms of 4.5 years and 2.9 years, respectively.

(15)

Amount shown is a weighted average of multiple leases with this tenant for 106,425 rentable square feet and 16,897 rentable square feet with remaining lease terms of 5.2 years and 2.4 years, respectively.

(16)

Amount shown is a weighted average of multiple leases with this tenant for 67,473 rentable square feet and 34,723 rentable square feet with remaining lease terms of 5.0 years and 1.0 years, respectively.

(17)

Amount shown is a weighted average of multiple leases with this tenant for 143,585 rentable square feet and 15,294 rentable square feet with remaining lease terms of 7.0 years and 1.4 years, respectively.

(18)

Amount shown is a weighted average of multiple leases with this tenant for 65,719 rentable square feet, 22,555 rentable square feet and 31,776 rentable square feet with remaining lease terms of 14.4 years, 1.2 years and 1.1 years, respectively.

Results of operations

Comparison of Three Months Ended September 30, 2009 (“Third Quarter 2009”) to Three Months Ended September 30, 2008 (“Third Quarter 2008”)

Rental revenues increased by $3.7 million, or 4%, to $87.4 million for Third Quarter 2009 compared to $83.7 million for Third Quarter 2008.  The increase resulted from rental revenues from properties placed in service or redeveloped during the periods after July 1, 2008 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries for Third Quarter 2009 and Third Quarter 2008 were $26.0 million and $26.2 million, respectively.  As of September 30, 2009 and 2008, approximately 88% and 89%, respectively, of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.

Other income for Third Quarter 2009 and Third Quarter 2008 of $1.2 million and $2.6 million, respectively, represents construction management fees, interest, investment income and storage income.  The decrease in other income is primarily related to decreases in investment income for Third Quarter 2009 as compared to Third Quarter 2008.

Rental operating expenses increased by $1.7 million, or 6%, to $30.8 million for Third Quarter 2009 compared to $29.1 million for Third Quarter 2008.  The increase resulted primarily from rental operating expenses (primarily property taxes, utilities and insurance) from properties placed in service or redeveloped during the periods after July 1, 2008.  The majority of our rental operating expenses is recoverable from tenants through tenant recoveries.

General and administrative expenses increased by $1.0 million, or 12%, to $9.6 million for Third Quarter 2009 compared to $8.6 million for Third Quarter 2008.  As a percentage of total revenues, general and administrative expenses for Third Quarter 2009 remained relatively consistent with Third Quarter 2008 at approximately 8% of total revenues.

Interest expense decreased slightly by $0.4 million, or 2%, to $20.9 million for Third Quarter 2009 compared to $21.3 million for Third Quarter 2008.  The decrease resulted primarily from a decrease in London Interbank Offered Rate (“LIBOR”) rates partially offset by increases in indebtedness on our unsecured convertible notes.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate swap agreements, decreased from approximately 5.31% as of September 30, 2008 to approximately 4.14% as of September 30, 2009.  We have entered into certain interest rate swap and cap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources - Interest rate swap and cap agreements”).

Depreciation and amortization increased by $1.1 million, or 4%, to $28.0 million for Third Quarter 2009 compared to $26.9 million for Third Quarter 2008.  The increase resulted primarily from depreciation associated with the improvements and properties placed in service or redeveloped during the periods after July 1, 2008.

Income from discontinued operations, net of $1.1 million for Third Quarter 2009 reflects the results of operations of four properties classified as “held for sale” as of September 30, 2009.  Income from discontinued operations, net of $928,000 for Third Quarter 2008 reflects the results of operations and gains/losses on four properties classified as “held for sale” as of September 30, 2009, three properties sold during First Quarter 2009 and two properties sold in 2008.

Comparison of Nine Months Ended September 30, 2009 (“Nine Months 2009”) to Nine Months Ended September 30, 2008 (“Nine Months 2008”)

Rental revenues increased by $33.1 million, or 14%, to $278.0 million for Nine Months 2009 compared to $244.9 million for Nine Months 2008.  The increase resulted from rental revenue from properties acquired, placed in service or redeveloped during the periods after January 1, 2008 and increases in rental rates related to renewed and/or releasable space leased. In addition, in the first quarter of 2009, we recognized additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.

Tenant recoveries increased by $3.4 million, or 5%, to $76.9 million for Nine Months 2009 compared to $73.5 million for Nine Months 2008.  The increase resulted primarily from properties acquired, placed in service or redeveloped during the periods after January 1, 2008.  As of September 30, 2009 and 2008, approximately 88% and 89%, respectively, of our leases

(on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.

Other income for Nine Months 2009 and Nine Months 2008 of $10.8 million and $8.8 million, respectively, represents construction management fees, interest, investment and storage income.  Other income for Nine Months 2009 includes a $7.2 million cash payment related to real estate acquired in November 2007.  Excluding the cash payment, the decrease in other income is primarily due to decreases in investment income for Nine Months 2009 as compared to Nine Months 2008.

Rental operating expenses increased by $7.9 million, or 9%, to $91.4 million for Nine Months 2009 compared to $83.6 million for Nine Months 2008. The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2008.  The majority of our rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses increased by $2.0 million, or 8%, to $27.8 million for Nine Months 2009 compared to $25.8 million for Nine Months 2008.  As a percentage of total revenues, general and administrative expenses for Nine Months 2009 remained relatively consistent with Nine Months 2008 at approximately 8% of total revenues.

Interest expense decreased by $1.3 million, or 2%, to $61.9 million for Nine Months 2009 compared to $63.2 million for Nine Months 2008.  The decrease resulted from a decrease in LIBOR rates partially offset by increases in indebtedness on our unsecured convertible notes.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate swap agreements, decreased from approximately 5.31% as of September 30, 2008 to approximately 4.14% as of September 30, 2009.  We have entered into certain swap and cap agreements to hedge a portion of our exposure to variable interest rates with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Interest rate swap and cap agreements”).

Depreciation and amortization increased by $9.4 million, or 12%, to $87.9 million for Nine Months 2009 compared to $78.5 million for Nine Months 2008.  The increase resulted primarily from depreciation associated with the improvements and  properties acquired, placed in service or redeveloped during the periods after January 1, 2008.

During the Nine Months 2008, we recognized a non-cash impairment charge of $2.0 million associated with an other than temporary decline in the value of certain investments below their carrying value.

During the Nine Months 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes.

Income from discontinued operations, net of $3.7 million for Nine Months 2009 reflects the results of operations and gains/losses on four properties classified as “held for sale” as of September 30, 2009 and three properties sold during Nine Months 2009.  In connection with the properties sold during Nine Months 2009, we recorded a gain of approximately $2.2 million.  Income from discontinued operations, net of $18.5 million for Nine Months 2008, reflects the results of operations and gains/losses on four properties classified as “held for sale” as of September 30, 2009, three properties sold during Nine Months 2009 and eight properties sold in 2008 of which seven were sold during Nine Months 2008.  In connection with the seven properties sold during Nine Months 2008, we recorded a gain of approximately $20.4 million.  We recorded a non-cash impairment charge during the first quarter of 2008 of approximately $4.7 million related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market.  The building located in the San Diego market was sold during the second quarter of 2008. The Boston property was sold in the fourth quarter of 2008.

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

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•      cash on hand of approximately $68.3 million as of September 30, 2009;

•      restricted cash of approximately $33.7 million as of September 30, 2009 to fund certain construction costs;

•      cash flows generated by operating activities (for the nine months ended September 30, 2009, we generated approximately $183.7 million of cash flows from operating activities);

•      availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.2 billion outstanding as of September 30, 2009);

•      cash proceeds from new secured or unsecured financings;

•      cash proceeds generated from potential asset sales;

•      cash proceeds from the issuance of common or preferred equity or debt securities; and

•      cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of September 30, 2009 consisted of the following (in thousands):

			Payments by Period

	Total		2009	2010-2011	2012-2013		Thereafter

Secured notes payable	$837,177	(1)	$2,788	$169,401	$130,339	(2)	$534,649
Unsecured line of credit and term loan (3)	498,000		–	498,000	–		–
Unsecured term loan (3)	750,000		–	–	750,000		–
3.70% Unsecured Convertible Notes	384,700		–	–	384,700		–
8.00% Unsecured Convertible Notes	240,000		–	–	–		240,000
Estimated interest payments	569,797		32,749	216,584	143,262		177,202
Ground lease obligations	593,047		1,492	13,011	14,612		563,932
Other obligations	3,634		351	2,464	819		–
Total	$3,876,355		$37,380	$899,460	$1,423,732		$1,515,783

(1)    Includes unamortized discount of approximately $2.1 million as of September 30, 2009.

(2)    Assumes we exercise our sole right to extend the maturity dates of the following two secured notes payable: (a) approximately $28.5 million secured note payable from January 1, 2011 to January 1, 2012, and (b) approximately $38.4 million secured notes payable from January 2, 2012 to April 6, 2013.

(3)    Assumes we exercise our sole right to extend the maturity date of our unsecured line of credit from October 2010 to October 2011 and our unsecured term loan from October 2011 to October 2012.

Secured notes payable as of September 30, 2009 consisted of 26 notes secured by 53 properties and one land development parcel.  Our secured notes payable generally require monthly payments of principal and interest and had weighted average interest rates of approximately 5.62% at September 30, 2009.  Noncontrolling interests’ share of secured notes payable aggregated approximately $39.4 million as of September 30, 2009.  At September 30, 2009, our secured notes payable were comprised of approximately $731.4 million and $105.8 million of fixed and variable rate debt, respectively.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

In April 2009, we completed a private offering of $240 million principal amount of 8.00% Unsecured Convertible Notes.  In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.  In April 2009, we repurchased, in privately negotiated transactions, approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes.  See additional information under Note 6 to our condensed consolidated financial statements regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes and circumstances under which the holders may convert the notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap and cap agreements, interest payment dates and scheduled maturity dates.  As of September 30, 2009, approximately 84% of our total debt was fixed rate debt or variable rate debt subject to interest rate swap and cap agreements. See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources - Interest rate swap and cap agreements.”  The remaining 16% of our total debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the table above because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.

Ground lease obligations as of September 30, 2009 include leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 24 to 97 years, excluding extension options.

In addition to the above, as of September 30, 2009, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and infrastructure improvements under the terms of leases approximated $163.8 million.  We expect payments for these obligations to occur over the next one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $45.8 million for certain investments over the next six years.

Capital expenditures, tenant improvements and leasing costs

As of September 30, 2009, we had an aggregate of approximately 980,000 rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 641,242 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces.

For the nine months ended September 30, 2009 and 2008, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $341.4 million and $405.1 million, respectively.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties.  Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan.  We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million.  As of September 30, 2009, we had outstanding borrowings of $498 million and $750 million under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.14%.

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

•      minimum book value of $1.6 billion; and

•      secured debt ratio less than 55.0%.

As of September 30, 2009, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan were the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of September 30, 2009, we were in compliance with all such covenants.

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

The following table summarizes our interest rate swap agreements as of September 30, 2009 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at September 30, 2009	Fair Values
December 2005	December 29, 2006	November 30, 2009	4.730%	$50,000	$50,000	$(379)
December 2005	December 29, 2006	November 30, 2009	4.740	50,000	50,000	(380)
December 2006	December 29, 2006	March 31, 2014	4.990	50,000	50,000	(5,428)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,652)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,028)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,571)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,545)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,850)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,850)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,192)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,195)
October 2008	October 10, 2008	December 31, 2009	2.750	75,000	75,000	(475)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(829)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(2,903)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(2,907)
May 2005	November 28, 2008	November 30, 2009	4.615	25,000	25,000	(185)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(3,153)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	–	(7,624)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	–	(7,602)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(4,123)
Total					$878,500	$(56,871)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between ourselves and each counterparty to address and minimize certain risks associated with our interest rate swap and cap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap and cap agreements are spread among various counterparties.  As of September 30, 2009, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we will have a risk of higher interest costs associated with our variable rate LIBOR-based debt.

As of September 30, 2009, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $56.9 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive income in total equity.  Balances in accumulated other comprehensive loss are recognized in earnings in the period that the forecasted hedge transactions affect earnings.  Also, during the nine months ended September 30, 2009, we entered into an interest rate cap agreement with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  This agreement sets a ceiling on one month LIBOR at 2.50% related to one secured note.  The interest rate cap agreement was classified in other assets based upon its fair value aggregating an asset balance of approximately $234,000.  We have not posted any collateral related to our interest rate swap or cap agreements.  For the nine months ended September 30, 2009, approximately $28.6 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $30.9 million from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

Secured notes payable

As of September 30, 2009, we had aggregate secured notes payable of approximately $837.2 million.  If we are unable to refinance, extend principal payments due at maturity or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity.  Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value and other key loan terms may be less favorable than the terms on our existing loans.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to our preferred and common stockholders from cash flows from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the nine months ended September 30, 2009, we paid dividends on (i) our common stock aggregating approximately $71.2 million; (ii) our 8.375% series C cumulative redeemable preferred stock aggregating approximately $8.2 million; and (iii) our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) aggregating approximately $13.1 million.

Sources of capital

Cash and cash equivalents

As of September 30, 2009, we had approximately $68.3 million of cash and cash equivalents.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Funds held in trust under the terms of certain secured notes payable	$19,468	$16,118
Funds held in escrow related to construction projects	33,651	49,499
Other restricted funds	6,883	2,165
Total	$60,002	$67,782

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the nine months ended September 30, 2009 increased by $14.2 million to $183.7 million compared to $169.5 million for the nine months ended September 30, 2008.  The increase resulted primarily from increases in cash flows from operations partially offset by cash flows from overall changes in operating assets and liabilities.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of September 30, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto, and approximately 7% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2009 was $335.9 million compared to $331.5 million the nine months ended September 30, 2008. The increase in net cash used in investing activities reflects lower proceeds from dispositions offset by lower additions to properties.

Net cash provided by financing activities for the nine months ended September 30, 2009 decreased by $20.0 million to $149.4 million compared to $169.4 million for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, proceeds from the issuance of common stock, the issuance of our 8.00% Unsecured Convertible Notes and borrowings from secured notes payable and from our unsecured line of credit of approximately $1,305.2 million were partially offset by the repurchase of certain of our 3.70% Unsecured Convertible Notes and principal reductions of secured notes payable and our unsecured line of credit of approximately $1,065.1 million.  Additionally, for the nine months ended September 30, 2009, we paid dividends on our common and preferred stock of approximately $92.5 million.  For the nine months ended September 30, 2008, proceeds from the issuance of Series D Convertible Preferred Stock and borrowings from secured notes payable and our unsecured line of credit of approximately $904.9 million were partially offset by principal repayments on secured notes payable and our unsecured line of credit of approximately $645.6 million. Additionally, we paid dividends on our common and preferred stock of approximately $89.2 million during the nine months ended September 30, 2008.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties.  Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan.  We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million.  As of September 30, 2009, we had outstanding borrowings of $498 million and $750 million under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.14%.

Property dispositions

During the nine months ended September 30, 2009, we sold three properties at an aggregate contract price of approximately $14.4 million.  During the year ended December 31, 2008, we sold eight properties at an aggregate contract price of approximately $86.3 million.  The net sales proceeds were initially used to repay outstanding debt.

Other resources and liquidity requirements

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

In September 2009, we sold 4,600,000 shares of our common stock in a follow-on offering (including 600,000 shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $53.25 per share, resulting in aggregate proceeds of approximately $233.5 million (after deducting underwriters’ discounts and other offering costs).

In April 2009, we completed a private offering of the 8.00% Unsecured Convertible Notes.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $233.0 million.  Prior to April 20, 2014, we will not have the right to redeem the 8.00% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on April 15, 2014, 2019 and 2024 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2009, the conversion rate of our 8.00% Unsecured Convertible Notes remained at approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $41.40 per share of our common stock.  Holders of the 8.00% Unsecured Convertible Notes may convert their notes prior to the stated maturity date of April 15, 2029 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 8.00% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March 2008, we completed a public offering of 8,800,000 shares of our Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $213 million (after deducting underwriters’ discounts and other offering costs).  In April 2008, we sold an additional 1,200,000 shares of our Series D Convertible Preferred Stock in an exercise of the underwriters’ over-allotment option, resulting in aggregate proceeds of approximately $29 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions, and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2009, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2479 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.85 per share of common stock.

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes that are due in 2027.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of  a Fundamental Change, including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2009, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5070 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.55 per share of our common stock.  Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible  Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies, which we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Inflation

As of September 30, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 7% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Additionally, approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that are either fixed (generally ranging from 3% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings under our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,203	$19,318	$83,314	$71,517
Add:
Depreciation and amortization (1)	28,336	27,447	89,504	80,260
Net income attributable to noncontrolling interests	886	929	6,123	2,828
Net income attributable to unvested restricted stock awards	199	265	1,038	1,048
Subtract:
Gain on sale of property (2)	–	–	(2,234)	(20,395)
FFO attributable to noncontrolling interests	(918)	(1,054)	(2,837)	(3,039)
FFO attributable to unvested restricted stock awards	(505)	(634)	(2,153)	(1,909)
Subtotal	$46,201	$46,271	$172,755	$130,310
Add:
Assumed conversion of 8.00% Unsecured Convertible Notes	4,384	–	7,581	–
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock	24	2	91	7
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities (3)	$50,609	$46,273	$180,427	$130,317

(1)   Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations for the periods prior to when such assets were sold or classified as “held for sale.”

(2)   Gain on sale of property for the nine months ended September 30, 2009 relates to the dispositions of three properties.  Gain on sale of property for the nine months ended September 30, 2008 relates to the dispositions of seven properties.  Gain on sale of property is included in the income statement in income from discontinued operations, net.

(3)   Includes interest expense approximating $16.5 million, net of capitalized interest of approximately $17.9 million, after the assumed conversion of our 8.00% Unsecured Convertible Notes pursuant to the if-converted method for purposes of computing dilutive per share amounts for the three months ended September 30, 2009.

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

Our future earnings and fair value relating to financial instruments are primarily dependent upon prevailing market rates of interest, such as LIBOR, the Federal Funds rate, or a bank’s reference rate.  Our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate swap agreements in effect on, September 30, 2009, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $2.8 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate swap agreements in effect on September 30, 2009, would increase annual future earnings by approximately $2.8 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would decrease their aggregate fair value by approximately $65.5 million at September 30, 2009.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate swap agreements would increase their aggregate fair value by approximately $53.2 million at September 30, 2009.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2009.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of September 30, 2009 would decrease their fair value by approximately $7.1 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and China.  The functional currencies of our foreign subsidiaries operating in Canada and China are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of September 30, 2009, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $797,000.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $797,000.

Item 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.9*

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009.

10.1*

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as Exhibit 4.9 to Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009.

10.2	Consulting Agreement between the Company and James H. Richardson, effective August 30, 2009.
11.1	Computation of Per Share Earnings (included in Note 2 to the Condensed Consolidated Financial Statements).
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)