Form 10-K
period 2009-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2010-03-01
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [     ]     No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).     Large accelerated filer [X]    Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)                        Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $1.4 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2009.

As of February 24, 2010, the registrant had outstanding 44,286,871 shares of Common Stock.

Documents Incorporated By Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 27, 2010.

i

PART I

Certain information and statements included in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions and financial trends that may affect our future plans of operation, business strategy, results of operations and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

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

This list of risks and uncertainties, however, is only a summary and is not intended to be exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.  Readers of our annual report on Form 10-K should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

As used in this annual report on Form 10-K, references to the “Company,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and pre-eminent first-in-class REIT focused principally on science-driven cluster formation.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service and translational entities, as well as government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.  As of December 31, 2009, we had 156 properties (152 properties located in ten states in the United States and four properties located in Canada) containing approximately 12.7 million rentable square feet (including spaces undergoing active redevelopment) and properties undergoing ground-up development of approximately 980,000 rentable square feet.

Business and strategy

We focus our property operations and investment activities principally in the following life science markets:

•                  California – San Diego;

•                  California – San Francisco Bay;

•                  Eastern Massachusetts;

•                  New Jersey/Suburban Philadelphia;

•                  New York City;

•                  Southeast;

•                  Suburban Washington, D.C.;

•                  Washington – Seattle; and

•                  International.

Our client tenant base is broad and diverse within the life science industry and reflects our focus on regional, national and international tenants with substantial financial and operational resources.  For a more detailed description of our properties and tenants, see “Item 2. Properties.”  We have an experienced board of directors and are led by a senior management team with extensive experience in both the real estate and life science industries.

2009 demonstrated the strength and durability of our core operations providing office/laboratory space to the broad and diverse life science industry.  Our core operating results were relatively steady for the year ended December 31, 2009, during the continuing extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crises, significant worldwide economic recession and drastic decline in consumer confidence and the consumer driven economy.  Financial systems throughout the world have recently experienced significant periods of illiquidity with banks much less willing to lend substantial amounts to other banks and borrowers.

The economic, financial and banking environment and consumer confidence have improved since the depth of the crisis in the fourth quarter of 2008 and first quarter of 2009.  Even with the recent improvements, we remain cautious regarding the economic, financial and banking environment.  We intend to continue to focus on the completion of  our existing active redevelopment projects aggregating approximately 575,152 rentable square feet and our existing active development projects aggregating approximately an additional 980,000 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or credit entities.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt and the issuance of additional equity securities, as appropriate. As of December 31, 2009, we had identified three assets as “held for sale,” which have been classified in discontinued operations.

We seek to maximize funds from operations (“FFO”), balance sheet liquidity and flexibility and cash available for distribution to our stockholders through the ownership, operation, management and selective redevelopment, development and acquisition of life science properties, as well as management of our balance sheet.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations” for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to maximize FFO, balance sheet liquidity and flexibility and cash available for distribution by:

•                  maintaining a strong, liquid and flexible balance sheet;

•                  re-tenanting and re-leasing space at higher rental rates while minimizing tenant improvement costs;

•                  maintaining solid occupancy while also maintaining high lease rental rates;

•                  realizing contractual rental rate escalations, which are currently provided for in approximately 93% of our leases (on a rentable square footage basis);

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

Redevelopment

A key component of our long term business model is the redevelopment of existing office, warehouse or shell space as generic office/laboratory space, including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space that can be leased at higher rates.  As of December 31, 2009, we had approximately 575,152 rentable square feet undergoing redevelopment at ten projects.  In addition to properties undergoing redevelopment, as of December 31, 2009, our asset base contained embedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.5 million rentable square feet.

Development

Another key component of our long term business model is ground-up development projects.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2009, we had six parcels of land undergoing ground-up development approximating 980,000 rentable square feet of office/laboratory space.  We also have an embedded pipeline for future ground-up development approximating 11.1 million developable square feet of office/laboratory space.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or credit entities.

Tenants

As of December 31, 2009, we had 417 leases with a total of 342 tenants, and 74 of our 156 properties were single-tenant properties.  Our three largest tenants accounted for approximately 17.1% of our aggregate annualized base rent, or approximately 8.0%, 4.7% and 4.4%, respectively. None of our tenants represented more than 10% of total revenues for the year ended December 31, 2009.

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

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at http://www.labspace.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  The current charters of our Board of Director’s Audit, Compensation and Nominating & Governance Committees, along with the Company’s corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-compliance (the “Business Integrity Policy”) are available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and New York Stock Exchange (“NYSE”) requirements.  Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations.  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the SEC’s website at http://www.sec.gov.

Employees

As of December 31, 2009, we had 142 full-time employees.  We believe that we have good relations with our employees.  We have adopted a Business Integrity Policy that applies to all of our employees.  Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

The global financial crisis, and other events or circumstances beyond the control of the Company, may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary United States and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. Recently, in 2008 and 2009 significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a steep economic decline and fears of a deep and prolonged recession.  Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system.  Consumers and money managers have and may liquidate equity investments and consumers and banks have and may hold cash and other lower risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and unusual failures of financial institutions.  Additionally, financial systems throughout the world are undergoing severe structural changes with banks much less willing to lend substantial amounts to other banks and borrowers.  This extraordinary level of illiquidity has caused a significant decline in available credit from financial institutions and other lenders and the unprecedented declines in the market values of United States and foreign stock exchanges has led to significantly higher cost of debt and equity capital.

The United States and foreign governments have taken extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the consumer driven economy.  These extraordinary actions, including the merger of large financial institutions and significant investment in and control by government bodies, has so far resulted in some relief to the frozen markets.  Additionally, extraordinary government controls have been attempted, including a temporary ban of “short sales” on certain publicly traded stocks and guarantees of money market funds, which have also resulted in limited relief, if any, to the credit markets.  The resulting and ongoing lack of available credit, lack of lending between financial institutions and other key lending sources (such as life insurance companies and pension funds), lack of lending to borrowers and further failures and consolidation of financial institutions could materially and adversely affect our tenants, key vendors and contractors, financial condition, results of operations, ability to fund our construction activities, ability to refinance debt and other capital needs and our access to capital.

There can be no assurance that actions of the United States Government, Federal Reserve, and other government and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In an unprecedented response to the financial and economic crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, former President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law.  Pursuant to the EESA, the United States Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets.  The federal government, the Federal Reserve Board, and other government and regulatory bodies have taken or are considering other actions to address the financial crisis.  There can be no assurance as to what impact such actions or future actions will have on the financial markets, including the extreme levels of volatility currently being experienced.  Such continued volatility could materially and adversely affect our business, financial condition, and results of operations, or the trading price of our common stock.

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

Our ability to develop, redevelop or acquire properties depends upon our ability to obtain capital.  The real estate industry has recently experienced volatile debt and equity capital markets with periods of extreme illiquidity.  A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments.  An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing and completing desirable investments, and which could otherwise adversely affect our business.  Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders.  Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

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

We have reserved a number of shares of common stock for issuance to our officers, directors and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (sometimes referred to herein as our equity incentive plan).  As of December 31, 2009, a total of 629,896 shares of our common stock were reserved for issuance under our Amended and Restated 1997 Stock Award and Incentive Plan.

As of December 31, 2009, options to purchase 118,225 shares of our common stock were outstanding, all of which were exercisable.  We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan.  In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act).  Affiliates will be able to sell shares of our common stock subject to restrictions under Rule 144.

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

We use debt to finance our operations, including the development, redevelopment and acquisitions of properties. Our use of debt may have adverse consequences, including the following:

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

As of December 31, 2009, we had outstanding mortgage indebtedness of approximately $937.0 million (net of $2.1 million discount), secured by 57 properties and one land development parcel, and outstanding debt under our unsecured line of credit and unsecured term loan of approximately $1.2 billion.  In addition, as of December 31, 2009, we had approximately $368.0 million (net of $16.7 million discount) and $215.9 million (net of $24.1 million discount) of 3.70% and 8.00% unsecured convertible notes outstanding, respectively.

We may not be able to refinance our debt and/or our debt may not be assumable.

Due to the high volume of real estate debt financing in recent years, the industry may require more funds to refinance debt maturities than the potential funds available from lenders.  This potential shortage of available funds from lenders may limit our ability to refinance our debt as it matures, our cash flows, our ability to make distributions to our stockholders or adversely affect our financial condition and results of operations and the market price of our common stock.

We have approximately $1.8 billion in unsecured corporate debt.  This debt may be unassumable by a potential purchaser and may be subject to significant prepayment penalties.

We may not be able to borrow additional amounts under our unsecured line of credit and unsecured term loan.

Aggregate unsecured borrowings under our unsecured line of credit and unsecured term loan is limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of certain land and construction projects and compliance with certain financial and non-financial covenants.  Borrowings under our unsecured line of credit and unsecured term loan are funded by a group of approximately 50 banks.  Our ability to borrow additional amounts under our unsecured line of credit and unsecured term loan may be negatively impacted by a decrease in cash flows from our properties, a default or cross default under our unsecured line of credit and unsecured term loan, non-compliance with one or more loan covenants and non-performance or failure of one or more lenders under our unsecured line of credit and unsecured term loan. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured line of credit or unsecured term loan.  Our inability to borrow additional amounts could delay or prevent us from acquiring, financing and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured line of credit or unsecured term loan may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition and results of operations.

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

The interest rate hedge agreements we use to manage some of our exposure to interest rate volatility involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements.  In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates.  These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore may adversely affect our results of operations.

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

Our organizational documents do not limit the amount of funds that we may invest in non-wholly owned partnerships, limited liability companies or joint ventures.  Partnership, limited liability company or joint venture investments involve certain risks, including:

•                  upon bankruptcy of non-wholly owned partnerships, limited liability companies, or joint venture entities, we may become liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•                  we may share certain approval rights over major decisions with third parties;

•                  we may be required to contribute such capital if our partners fail to fund their share of any required capital contributions;

•                  our partners, co-members or joint ventures might have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to operate the property or our ability to maintain our qualification as a REIT;

•                  our ability to sell the interest on advantageous terms when we desire may be limited or restricted under the terms of our agreements with our partners; and

•                  we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above market price to continue ownership.

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

The conversion rights of our 3.70% unsecured convertible notes may be detrimental to holders of our common stock.

As of December 31, 2009, we had approximately $368.0 million, net of $16.7 million discount, outstanding on our unsecured convertible notes with a coupon of 3.70% (the “3.70% Unsecured Convertible Notes”).  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company (each, a “Fundamental Change”), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2009, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.  Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

The conversion of the 3.70% Unsecured Convertible Notes into our common stock would dilute stockholder ownership in the Company, and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities.  Any adjustments that increase the conversion rate of the 3.70% Unsecured Convertible Notes would increase their dilutive effect.  Further, the 3.70% Unsecured Convertible Notes may be converted into cash at a time when we need to conserve our cash reserves, in which event, such conversion may adversely affect us and our stockholders.

The conversion rights of our 8.00% unsecured convertible notes may be detrimental to holders of our common stock.

In April 2009, we completed a private offering of $240 million unsecured convertible notes with a coupon of 8.00% (the “8.00% Unsecured Convertible Notes”).  As of December 31, 2009, we had approximately $215.9 million, net of $24.1 million discount, outstanding on our 8.00% Unsecured Convertible Notes.  Prior to April 20, 2014, we will not have the right to redeem the 8.00% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on April 15, 2014, 2019 and 2024 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2009, there was no change from the initial conversion rate of our 8.00% Unsecured Convertible Notes.  Holders of the 8.00% Unsecured Convertible Notes may convert their notes prior to the stated maturity date of April 15, 2029 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 8.00% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.

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

As of December 31, 2009, we had approximately $250 million outstanding of 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  The Series D Convertible Preferred Stock may be converted into shares of our common stock subject to certain conditions.  At December 31, 2009, the conversion rate for the Series D Convertible Preferred Stock was 0.2480 shares of our common stock per $25.00 liquidation preference, which was equivalent to a conversion price of approximately $100.81 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  In addition, on or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares.

The conversion of the Series D Convertible Preferred Stock for our common stock would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities.  Any adjustments that increase the conversion rate of the Series D Convertible Preferred Stock would increase their dilutive effect.  Further, the conversion rights by the holders of the Series D Convertible Preferred Stock might be triggered in situations where we need to conserve our cash reserves, in which event, our election, under certain conditions, to repurchase such Series D Convertible Preferred Stock in lieu of converting them into common stock might adversely affect us and our stockholders.

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

•                  the availability of financing;

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

•                  restrictions under Maryland law; and

•                  other factors our board of directors deems relevant.

A reduction in distributions to stockholders may negatively impact our stock price.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our board of directors may determine in the future, to pay dividends on our common stock in cash, shares of common stock or a combination of cash and shares of common stock. The Internal Revenue Service recently issued Revenue Procedure 2010-12, which provides guidance regarding certain dividends payable in cash or stock at the election of stockholders and declared with respect to taxable years ending on or before December 31, 2011.  Under Revenue Procedure 2010-12, a distribution of our stock pursuant to such an election will be considered a taxable distribution of property in an amount equal to the amount of cash that could have been received instead if, among other things, 10% or more of the distribution is payable in cash.  Any such dividend would be distributed in a manner intended to count toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction.  A reduction in the cash yield on our common stock may negatively impact our stock price.

We may be unsuccessful with our real estate development and redevelopment activities.

A key component of our long term business model consists of the ground-up development and redevelopment of space for lease. Our success with our development and redevelopment projects depends on many risks that may adversely affect our business, including those associated with:

•                  negative worldwide economic, financial, and banking conditions;

•                  worldwide economic recession and lack of confidence;

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

In addition, development and redevelopment activities, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention.  This may distract management from focusing on other operational activities.  If we are unable to complete development projects successfully, our business may be adversely affected.

We have spaces available for redevelopment that may be difficult to redevelop or successfully lease to tenants.

A key component of our long term business model is redevelopment of existing office, warehouse or shell space as generic office/laboratory space, including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space that can be leased at higher rates. There can be no assurance that we will be able to complete spaces undergoing redevelopment or initiate additional redevelopment projects.  Redevelopment activities subject us to many risks, including delays in permitting, financing availability, engaging contractors, the availability and pricing of materials and labor and other redevelopment uncertainties.  In addition, there can be no assurance that, upon completion, we will be able to successfully lease the space or lease the space at rental rates at or above the returns on our investment anticipated by our stockholders.

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

•                  significantly upgraded electrical, gas and plumbing infrastructure; and

•                  laboratory benches.

We could default on leases for land on which some of our properties are located or held for future development.

As of December 31, 2009, we held ground lease obligations including leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 23 to 97 years, excluding extension options.  If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease.  Upon expiration of a lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all.  The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flow, stock price and ability to satisfy our debt service obligations and to pay distributions to our stockholders.

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

We may experience increased operating costs, which may reduce profitability.

Our properties are subject to increases in operating expenses including cleaning, electricity, HVAC, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties.  As of December 31, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. However, we cannot be certain that our tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere.  If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

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

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space.  Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.  As of December 31, 2009, leases at our properties representing approximately 8.7% and 15.1% of the aggregate total square footage of our properties, excluding month-to-month leases, were scheduled to expire in 2010 and 2011, respectively.

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

As of December 31, 2009, we had 417 leases with a total of 342 tenants, and 74 of our 156 properties were single-tenant properties.  Our three largest tenants accounted for approximately 17.1% of our aggregate annualized base rent, or approximately 8.0%, 4.7% and 4.4%, respectively.  “Annualized base rent” means the annualized fixed base rental amount in effect as of December 31, 2009, using rental revenues calculated on a straight-line basis in accordance with United States generally accepted accounting principles (“GAAP”).  Annualized base rent does not include reimbursements for real estate taxes, insurance, utilities, common area and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

United States government tenants may be subject to annual budget appropriations.  If one of our United States government tenants fails to receive its annual budget appropriation, it might not be able to make its lease payments to us.  In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws.  All of our leases with United States government tenants provide that the government tenant may terminate the lease under certain circumstances.  As of December 31, 2009, leases with United States government tenants at our properties accounted for approximately 2.7% of our aggregate annualized base rent.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control.  Changes to our business will necessitate ongoing changes to our internal control systems and processes.  Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud.  Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially harmed, and we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional significant costs to remedy damages caused by such disruptions.

There are limits on the ownership of our capital stock under which a stockholder may lose beneficial ownership of its shares and which may delay or prevent transactions that might otherwise be desired by our stockholders.

In order to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals or entities (as set forth in the Internal Revenue Code) during the last half of a taxable year. Furthermore, shares of our outstanding stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year.

In order for us to maintain our qualification as a REIT, among other reasons, our charter provides for an ownership limit, which prohibits, with certain exceptions, direct or constructive ownership of shares of stock representing more than 9.8% of the combined total value of our outstanding shares of stock by any person, as defined in our charter. Our board of directors, in its sole discretion, may or may not waive the ownership limit for any person. However, our board of directors may not grant such waiver if, after giving effect to such waiver, five individuals could beneficially own, in the aggregate, more than 49.9%

of the value of our outstanding stock. As a condition to waiving the ownership limit, our board of directors may require a ruling from the Internal Revenue Service or an opinion of counsel in order to determine our status as a REIT. Notwithstanding the receipt of any such ruling or opinion, our board of directors may impose such conditions or restrictions as it deems appropriate in connection with granting a waiver.

Our charter further prohibits transferring shares of our stock if such transfer would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or would result in shares of our stock being owned by fewer than 100 persons.

The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. A transfer of shares to a person who, as a result of the transfer, violates these limits, shall be void or shall be exchanged for shares of excess stock and transferred to a trust, for the benefit of one or more qualified charitable organizations designated by us. In that case, the intended transferee will have only a right to share, to the extent of the transferee’s original purchase price for such shares, in proceeds from the trust’s sale of those shares and will effectively forfeit its beneficial ownership of the shares.  These ownership limits could delay, defer or prevent a transaction or a change in control that might involve a premium price for the holders of our common stock or might otherwise be desired by such holders.

In addition to the ownership limit, certain provisions of our charter and bylaws may delay or prevent transactions that may be deemed to be desirable to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2009, we had 156 properties containing approximately 11.8 million rentable square feet of office/laboratory space.  Excluding properties undergoing redevelopment and properties classified as “held for sale,” our properties were approximately 94.1% leased as of December 31, 2009.  The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties typically include:

•                  reinforced concrete floors;

•                  upgraded roof loading capacity;

•                  increased floor to ceiling heights;

•                  heavy-duty HVAC systems;

•                  enhanced environmental control technology;

•                  significantly upgraded electrical, gas and plumbing infrastructure; and

•                  laboratory benches.

As of December 31, 2009, we held a fee simple interest in each of our properties, except for 19 properties that accounted for approximately 17% of the total rentable square footage of our properties. Of the 19 properties, we held three properties in the San Francisco Bay market, one property in the Southeast market, two properties in the Suburban Washington, D.C. market and 13 properties in the Eastern Massachusetts market pursuant to ground leasehold interests. See further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules.”

In addition, as of December 31, 2009, our asset base contained land parcels aggregating approximately 1.6 million developable square feet in Canada, New York City and San Francisco Bay markets which we held pursuant to ground leasehold interests and two land parcels aggregating approximately 547,000 rentable square feet in China which we held pursuant to land usage rights.

As of December 31, 2009, we had 417 leases with a total of 342 tenants, and 74 of our 156 properties were single-tenant properties.  Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of ten to 20 years. As of December 31, 2009:

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

•                  approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•                  approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties are reusable generic office/laboratory improvements and remain our property after termination of the lease at our election. However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove certain non-generic improvements and restore the premises to their original condition.

Location of properties

The locations of our properties are diversified among a number of life science cluster submarkets.  The following table sets forth, as of December 31, 2009, the total rentable square footage, annualized base rent and encumbrances of our properties in each of our existing markets (dollars in thousands):

Markets	Number of Properties	Total Rentable Square Footage	% of Total Rentable Square Footage	Annualized Base Rent (1)	% of Annualized Base Rent	Encumbrances (2)
California – San Diego	32	1,665,475	14.2%	$41,454	13.0%	$135,782
California – San Francisco Bay	18	1,580,943	13.5	53,949	17.0	192,953
Eastern Massachusetts	36	3,310,001	28.1	110,973	34.9	276,404
New Jersey/Suburban Philadelphia	8	459,904	3.9	9,601	3.0	15,763
Southeast	13	756,564	6.4	16,364	5.2	-
Suburban Washington, D.C.	30	2,447,603	20.8	47,120	14.8	184,895
Washington – Seattle	12	975,121	8.3	30,044	9.5	84,049
International – Canada	4	342,394	2.9	8,158	2.6	-
Properties – Continuing Operations	153	11,538,005	98.1	$317,663	100.0%	$889,846
Properties – Discontinued Operations	3	221,638	1.9
Properties – Total	156	11,759,643	100.0%

_________________

(1)                                  Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2009 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Amounts exclude spaces at properties totaling approximately 575,152 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

(2)                                  Certain properties are pledged as security under our secured notes payable as of December 31, 2009.  See Schedule III – Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties, including encumbered properties.  Excludes approximately $47.2 million of encumbrances related to land held for future development and construction in progress.

Value Add Activities

The following table summarizes our current and embedded future development and redevelopment square footage including preconstruction projects.  Preconstruction projects include significant value add projects undergoing important and substantial activities to bring these assets to their intended use.  These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues and cash flows) and are required for the ultimate vertical construction of buildings.  Amounts are classified as construction in progress as required under GAAP while construction activities are ongoing to bring the asset to its intended use.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net or land held for future development.  Land held for future development includes certain land parcels with improvements to the land, including, grading, piles, foundations and other land improvements.

	Square Footage
	Construction in Progress
Markets	Redevelopment	Development	Preconstruction	New Markets and Other Projects		Land		Future Redevelopment		Total Value Add Square Footage

California – San Diego	116,431	–	298,000	–		145,000		178,000		737,431
California – San Francisco Bay/ Mission Bay	–	263,000	2,320,000	–		–		–		2,583,000
California – San Francisco Bay/ So. San Francisco	–	292,000	144,000	–		1,051,000		25,000		1,512,000
Eastern Massachusetts	245,308	–	2,019,000	–		225,000		520,000		3,009,308
Suburban Washington, D.C.	192,222	–	–	–		787,000		415,000		1,394,222
Washington – Seattle	–	115,000	248,000	–		1,049,000		165,000		1,577,000
International – Canada	–	–	–	–		827,000		–		827,000
Other	21,191	310,000	200,000	1,057,000		741,000		222,000		2,551,191

Total	575,152	980,000	5,229,000	1,057,000	(1)	4,825,000	(2)	1,525,000	(3)	14,191,152

(1)	Includes approximately 410,000 rentable square feet related to our project in New York City and approximately 547,000 rentable square feet related to two ground-up development projects in China.
(2)

Excludes a parcel with approximately 442,000 rentable square feet in New York City that we have an option to ground lease for future development and a 924,000 developable square foot parcel in Edinburgh, Scotland that we have a long-term right to purchase.

(3)	Future redevelopment represents non-laboratory operating assets (office, industrial or warehouse uses) that will undergo conversion to office/laboratory through redevelopment.

Redevelopment

A key component of our business model is redevelopment of existing office, warehouse or shell space as generic office/laboratory space, including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space, that can be leased at higher rates.  As of December 31, 2009, we had approximately 575,152 rentable square feet undergoing redevelopment at ten projects.  In addition to properties undergoing redevelopment, as of December 31, 2009, our asset base contained embedded opportunities for a future permanent change of use to office/laboratory space through redevelopment aggregating approximately 1.5 million rentable square feet.

The following table summarizes total rentable square footage undergoing redevelopment as of December 31, 2009:

Markets/Submarkets	Estimated In-Service Dates	Rentable Square Footage Undergoing Redevelopment/ Total Property

California – San Diego/Torrey Pines	2010	84,504 / 84,504
California – San Diego/Torrey Pines	2010	31,927 / 76,084
Eastern Massachusetts/Cambridge	2010	85,149 / 366,412
Eastern Massachusetts/Cambridge	2011	17,114 / 194,776
Eastern Massachusetts/Suburban	2010	113,045 / 113,045
Eastern Massachusetts/Suburban	2010	30,000 / 30,000
Southeast/Florida	2010	21,191 / 44,855
Suburban Washington, D.C./ Shady Grove	2010	58,632 / 58,632
Suburban Washington, D.C./ Shady Grove	2010	50,633 / 123,501
Suburban Washington, D.C./Shady Grove	2011	82,957 / 157,974
		575,152 / 1,249,783

As of December 31, 2009, our estimated cost to complete was approximately $93 per rentable square foot for the 575,152 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.  Our final costs for these redevelopment projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Development

Another key component of our business model is ground-up development.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of December 31, 2009, we had six parcels of land undergoing ground-up development in the United States approximating 980,000 rentable square feet of office/laboratory space as summarized in the table below.  We also have an embedded pipeline for future ground-up development approximating 11.1 million developable square feet of office/laboratory space.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or credit entities.

Markets/Submarkets	Building Description	Estimated In-Service Dates	Leased/ Committed/ Negotiating	Rentable Square Feet	Leasing Status

California – San Francisco Bay/ Mission Bay	Multi-tenant Bldg. with 3% Retail	2010	98%	158,000	158,000 Rentable Square Feet Leased or Committed to UCSF and a Large Cap Life Science Company

California – San Francisco Bay/ Mission Bay	Single or Multi-tenant Bldg. with 4% Retail	2011	65%	105,000	Negotiating Lease for Significant Amount of Space with a Large Cap Life Science Company

California – San Francisco Bay/ So. San Francisco	Two Bldgs., Single or Multi-tenant	2010	0%	162,000	Redesign for Multi-Tenancy at Both Buildings/Marketing

California – San Francisco Bay/ So. San Francisco	Single Tenant Bldg.	2010	55%	130,000	72,000 Rentable Square Feet Leased to Exelixis Inc.; Marketing

New York – New York City – East Tower	Multi-tenant Bldg. with 6% Retail	2010/2011	100%	310,000	100,000 Rentable Square Feet Leased to Eli Lilly and Company; Leasing 57,000 Rentable Square Feet for Food, Conference and Core Services; Current Office/Laboratory Negotiations for All Remaining Space

Washington – Seattle	Single Tenant Bldg. with 5% Retail	2010	100%	115,000	109,000 Rentable Square Feet Leased to Gilead Sciences, Inc.
			74%	980,000

As of December 31, 2009, our estimated cost to complete the approximately 980,000 rentable square feet undergoing ground-up development was approximately $140 per rentable square foot.  This estimate includes costs related to tenant infrastructure costs, including requirements for executed leases with Eli Lilly and Company, Gilead Sciences, Inc. and UCSF.  This estimate also includes certain costs related to incremental investment by the Company with incremental returns which are beyond the original estimated investment anticipated at the beginning of each project.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

A component of our business model also includes ground-up development projects outside of the United States. We have the ability to develop up to 924,000 rentable square feet in Edinburgh, Scotland. We have a right to purchase the land for this development over the next 13 years. We also have a development site in Toronto, Canada for the ground-up development of a multi-story building aggregating 763,000 rentable square feet. This parcel is subject to a 99-year ground lease. We also have two development parcels in China subject to land use rights. One development parcel is located in South China where a two-building project aggregating 275,000 rentable square feet is under construction.  The second development parcel is located in North China where a two-building project aggregating 272,000 rentable square feet is under construction. Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or credit entities.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 8.0% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of December 31, 2009:

The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of December 31, 2009:

	Tenant	Number of Leases	Remaining Lease Term in Years (1)	Remaining Lease Term in Years (2)	Approximate Aggregate Rentable Square Feet	Percentage of Aggregate Total Square Feet	Annualized Base Rent (3) (in thousands)	Percentage of Aggregate Annualized Base Rent
1	Novartis AG	5	6.1 (4)	6.5	424,641	3.7%	$25,390	8.0%
2	Roche Holding Ltd	5	7.8 (5)	8.0	387,813	3.4	14,850	4.7
3	GlaxoSmithKline plc	6	5.4 (6)	6.4	350,278	3.0	14,038	4.4
4	ZymoGenetics, Inc. (7)	2	9.4	9.4	203,369	1.8	8,747	2.8
5	United States Government	6	3.6 (8)	3.6	308,205	2.7	8,495	2.7
6	Massachusetts Institute of Technology	3	2.3 (9)	2.6	178,952	1.6	7,899	2.5
7	Theravance, Inc. (10)	2	2.3	2.3	170,244	1.5	6,136	1.9
8	Pfizer Inc.	2	10.0 (11)	9.9	120,140	1.0	5,647	1.8
9	Amylin Pharmaceuticals, Inc.	3	6.4 (12)	6.6	158,983	1.4	5,467	1.7
10	The Scripps Research Institute	2	6.9 (13)	6.9	96,500	0.8	5,193	1.6
11	Forrester Research, Inc.	1	1.8	1.8	145,551	1.3	4,987	1.6
12	Alnylam Pharmaceuticals, Inc.	1	6.8	6.8	95,410	0.8	4,466	1.4
11	Dyax Corp.	1	2.2	2.2	67,373	0.6	4,361	1.4
14	Quest Diagnostics Incorporated	1	7.0	7.0	248,186	2.2	4,341	1.4
15	Infinity Pharmaceuticals, Inc.	2	3.0	3.0	67,167	0.6	4,302	1.4
16	Johnson & Johnson	2	3.7 (14)	3.2	170,451	1.5	3,917	1.2
17	Monsanto Company	3	9.1 (15)	11.0	120,050	1.0	3,904	1.2
18	Fred Hutchinson Cancer Research Center	2	4.5 (16)	4.6	123,322	1.1	3,853	1.2
18	Merck & Co., Inc.	2	3.4 (17)	4.1	102,196	0.9	3,847	1.2
20	Qiagen N.V.	2	6.2 (18)	6.2	158,879	1.4	3,845	1.2
	Total/Weighted Average:	53	5.6	5.9	3,697,710	32.3%	$143,685	45.3%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent.
(3)	Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2009 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(4)

Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 24,386 rentable square feet, 16,188 rentable square feet, 47,185 rentable square feet and 81,441 rentable square feet, with remaining lease terms of 8.3 years, 4.8 years, 4.5 years, 3.8 years and 1.5 years, respectively.

(5)

Amount shown is a weighted average of multiple leases with this tenant for 155,685 rentable square feet, 126,971 rentable square feet, 66,262 rentable square feet, 16,406 rentable square feet and 22,489 rentable square feet and with remaining lease terms of 9.3 years, 8.8 years, 4.8 years, 3.9 years and 3.8 years, respectively.

(6)

Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (representing two leases at two properties containing 68,000 and 60,759 rentable square feet, respectively), 52,627 rentable square feet, 17,932 rentable square feet and 150,960 rentable square feet with remaining lease terms of 10.3 years, 8.0 years, 1.8 years and 0.9 years, respectively.

(7)	As of September 30, 2009, Novo A/S owned approximately 32% of ZymoGenetics, Inc.
(8)

Amount shown is a weighted average of multiple leases with this tenant for 81,580 rentable square feet, 114,568 rentable square feet (representing three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and 54,906 rentable square feet, respectively), 105,000 rentable square feet and 7,057 rentable square feet with remaining lease terms of 5.3 years, 3.8 years, 2.4 years and 0.6 years, respectively.

(9)

Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet and 83,561 rentable square feet with remaining lease terms of 3.5 years, 1.8 years and 1.1 years, respectively.

(10)	As of October 30, 2009, GlaxoSmithKline plc owned 15% of the outstanding stock of Theravance, Inc.
(11)

Amount shown is a weighted average of multiple leases with this tenant for 102,283 rentable square feet and 17,857 rentable square feet with remaining lease terms of 10.1 years and 9.3 years, respectively.

(12)

Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet, respectively) with remaining lease terms of 8.1 years and 5.1 years, respectively.

(13)

Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 7.8 years and 6.7 years, respectively.

(14)

Amount shown is a weighted average of multiple leases with this tenant for 111,451 rentable square feet and 59,000 rentable square feet with remaining lease terms of 4.3 years and 2.7 years, respectively.

(15)

Amount shown is a weighted average of multiple leases with this tenant for 65,719 rentable square feet, 22,555 rentable square feet and 31,776 rentable square feet with remaining lease terms of 14.2 years, 5.9 years and 0.8 years, respectively.

(16)

Amount shown is a weighted average of multiple leases with this tenant for 106,425 rentable square feet and 16,897 rentable square feet with remaining lease terms of 4.9 years and 2.2 years, respectively.

(17)

Amount shown is a weighted average of multiple leases with this tenant for 67,473 rentable square feet and 34,723 rentable square feet with remaining lease terms of 4.8 years and 0.8 years, respectively.

(18)

Amount shown is a weighted average of multiple leases with this tenant for 143,585 rentable square feet and 15,294 rentable square feet with remaining lease terms of 6.8 years and 1.2 years, respectively.

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On February 24, 2010, the last reported sales price per share of our common stock was $61.68, and there were approximately 257 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to our common stock for each such period:

Period	High	Low	Per Share Distribution
2009
Fourth Quarter	$68.24	$51.35	$0.35
Third Quarter	$62.49	$30.33	$0.35
Second Quarter	$43.76	$30.48	$0.35
First Quarter	$66.69	$31.19	$0.80
2008
Fourth Quarter	$112.72	$33.12	$0.80
Third Quarter	$116.50	$92.55	$0.80
Second Quarter	$107.50	$92.73	$0.80
First Quarter	$104.23	$85.97	$0.78

Future distributions on our common stock will be determined by and at the discretion of our board of directors and will be dependent upon a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of directors deems relevant.  To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) and Series D Convertible Preferred Stock.  From the date of issuance of our preferred stock through December 31, 2009, we have paid full cumulative dividends on our Series C Preferred Stock and Series D Convertible Preferred Stock.  We cannot assure our stockholders that we will make any future distributions.

The tax treatment of distributions on common stock paid in 2009 was as follows: (1) 98.8% ordinary dividend and (2) 1.2% return of capital.  The tax treatment of distributions on common stock paid in 2008 was as follows: (1) 81.1% ordinary dividend, (2) 6.6% capital gain at 15%, and (3) 12.3% return of capital.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.  See “Item 15. Exhibits and Financial Statement Schedules.”  Amounts for the years prior to 2009 presented in the table below include the retrospective impact of new accounting literature adopted on January 1, 2009 related to accounting for and disclosure of convertible debt, noncontrolling interests and participating securities.  Additionally, certain amounts for the years prior to 2009 presented in the table below have been reclassified to conform to the presentation of our consolidated financial statements for the year ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Operating Data:

Total revenue	$480,140	$451,637	$388,339	$294,174	$215,129
Total expenses	354,964	350,577	312,373	228,541	163,350
Gain on early extinguishment of debt	11,254	-	-	-	-
Income from continuing operations	136,430	101,060	75,966	65,633	51,779
Income from discontinued operations, net	5,218	19,037	14,014	10,070	12,288
Net income	141,648	120,097	89,980	75,703	64,067
Net income attributable to noncontrolling interests	7,047	3,799	3,669	2,287	634
Dividends on preferred stock	28,357	24,225	12,020	16,090	16,090
Preferred stock redemption charge	-	-	2,799	-	-
Net income attributable to unvested restricted stock awards	1,270	1,327	1,075	873	540
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$104,974	$90,746	$70,417	$56,453	$46,803

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$2.59	$2.28	$1.90	$1.85	$1.65
Discontinued operations, net	0.13	0.59	0.47	0.40	0.58
Earnings per share – basic	$2.72	$2.87	$2.37	$2.25	$2.23

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$2.59	$2.27	$1.90	$1.84	$1.63
Discontinued operations, net	0.13	0.59	0.46	0.39	0.57
Earnings per share – diluted	$2.72	$2.86	$2.36	$2.23	$2.20

Weighted average shares of common stock outstanding
Basic	38,586,909	31,653,829	29,668,231	25,102,200	20,948,915
Diluted	38,600,069	31,765,055	29,832,013	25,342,048	21,239,080
Cash dividends declared per share of common stock	$1.85	$3.18	$3.04	$2.86	$2.72

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance Sheet Data (at year end):
Rental properties, net	$3,383,308	$3,215,723	$3,057,294	$2,663,088	$1,662,905
Land held for future development	$255,025	$109,478	$89,621	$63,163	$12,615
Construction in progress	$1,400,795	$1,398,895	$1,143,314	$596,331	$442,636
Total assets	$5,457,227	$5,132,077	$4,641,245	$3,617,477	$2,362,450
Total debt	$2,746,946	$2,938,108	$2,750,648	$2,024,866	$1,406,666
Total liabilities	$3,051,148	$3,357,014	$3,025,502	$2,208,348	$1,512,535
Redeemable noncontrolling interests	$41,441	$33,963	$35,342	$20,132	$20,115
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	$2,323,408	$1,700,010	$1,540,219	$1,351,652	$829,800
Noncontrolling interests	$41,230	$41,090	$40,182	$37,345	$-
Total equity	$2,364,638	$1,741,100	$1,580,401	$1,388,997	$829,800

Reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$104,974	$90,746	$70,417	$56,453	$46,803
Add:
Depreciation and amortization (1)	118,508	108,743	97,335	74,039	55,416
Net income attributable to noncontrolling interests	7,047	3,799	3,669	2,287	634
Net income attributable to unvested restricted stock awards	1,270	1,327	1,075	873	540
Subtract:
Gain on sales of property (2)	(2,627)	(20,401)	(7,976)	(59)	(36)
FFO attributable to noncontrolling interests	(3,843)	(4,108)	(3,733)	(1,928)	(668)
FFO attributable to unvested restricted stock awards	(2,694)	(2,596)	(2,418)	(2,006)	(1,171)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (3)	$222,635	$177,510	$158,369	$129,659	$101,518
Other Data:
Cash provided by operating activities	$205,950	$255,837	$188,031	$125,641	$123,970
Cash used in investing activities	$(409,923)	$(494,933)	$(949,253)	$(961,636)	$(433,645)
Cash provided by financing activities	$203,440	$302,227	$766,304	$835,032	$310,428
Number of properties at year end	156	159	166	158	132
Rentable square feet of properties at year end	11,759,643	11,769,136	12,259,416	11,338,060	8,922,856
Occupancy of properties at year end	89%	90%	88%	88%	88%

Occupancy of properties at year end, excluding properties undergoing redevelopment and properties “held for sale”	94%	95%	94%	93%	93%

(1)	Includes depreciation and amortization on assets “held for sale” reflected as discontinued operations for the periods prior to when such assets were classified as “held for sale.”
(2)	Gain on sales of property is included in the consolidated statements of income in income from discontinued operations, net.
(3)

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of Funds from Operations (“FFO”). Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. For a more detailed discussion of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations.”

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

Overview

We are a publicly traded REIT focused principally on science-driven cluster formation. We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure services and capital to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service and translational entities, as well as government agencies.  Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.

In 2009, we:

•                Executed 142 leases for 1,864,000 rentable square feet.

•                Reported occupancy at 94% as of December 31, 2009.

•                Entered into a 15-year lease with Eli Lilly and Company as an anchor tenant at the Alexandria CenterTM for Life Science – New York City.

•                Leased 310,000 rentable square feet of redevelopment and development space.

•                Completed ground-up development of one property at Mission Bay, San Francisco aggregating 102,000 rentable square feet pursuant to a 15-year lease with Pfizer Inc.

•                Reduced principal balances of secured notes payable by $267 million.

•                Completed redevelopment of multiple spaces at 10 properties aggregating 227,000 rentable square feet of which approximately 72% was leased.

•                Closed 10-year secured loan for $120 million.

•                Sold four properties for approximately $21 million.

•                Closed two follow-on common stock offerings with aggregate net proceeds of $488 million.

•                Closed private offering of 8.00% unsecured convertible notes with net proceeds of $233 million.

•                Repurchased, in privately negotiated transactions, approximately $75 million (par value) of our 3.70% unsecured convertible notes.

•                Received LEED® gold certification for a building in the San Diego market.

2009 demonstrated the strength and durability of our core operations providing office/laboratory space to the broad and diverse life science industry.  Our core operating results were relatively steady for the year ended December 31, 2009, during the continuing extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crisis, significant worldwide economic recession and the drastic decline in consumer confidence and the consumer driven economy.  Financial systems throughout the world have recently experienced significant periods of illiquidity with banks much less willing to lend substantial amounts to other banks and borrowers.

The economic, financial and banking environment and consumer confidence have improved since the depth of the crisis in the fourth quarter of 2008 and first quarter of 2009.  Even with the recent improvements, we remain cautious regarding the economic, financial and banking environment.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 575,152 rentable square feet and our existing active development projects aggregating approximately an additional 980,000 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or credit entities.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt and the issuance of additional equity securities, as appropriate. As of December 31, 2009, we had identified three assets as “held for sale,” which have been classified in discontinued operations.

As of December 31, 2009, we had 156 properties containing approximately 11.8 million rentable square feet of office/laboratory space including approximately 575,152 rentable square feet of space undergoing a permanent change in use to office/laboratory space through redevelopment, including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space.  As of that date, our properties were approximately 94.1% leased, excluding spaces at properties undergoing redevelopment.  In addition, as of December 31, 2009, our asset base contained properties undergoing ground-up development approximating 980,000 rentable square feet.

The following table is a summary of our properties as of December 31, 2009 (dollars in thousands):

	Number of	Rentable Square Feet			Annualized	Occupancy Percentage
Markets	Properties	Operating	Redevelopment	Total	Base Rent (1)	(1)(2)
California – San Diego	32	1,549,044	116,431	1,665,475	$41,454	89.2%
California – San Francisco Bay	18	1,580,943	-	1,580,943	53,949	95.4
Eastern Massachusetts	36	3,064,693	245,308	3,310,001	110,973	94.3
New Jersey/Suburban Philadelphia	8	459,904	-	459,904	9,601	88.0
Southeast	13	735,373	21,191	756,564	16,364	93.7
Suburban Washington, D.C.	30	2,255,381	192,222	2,447,603	47,120	94.3
Washington – Seattle	12	975,121	-	975,121	30,044	99.1
International – Canada	4	342,394	-	342,394	8,158	100.0
Properties – Continuing Operations	153	10,962,853	575,152	11,538,005	$317,663	94.1%
Properties – Discontinued Operations	3	221,638	-	221,638
Properties – Total	156	11,184,491	575,152	11,759,643

(1)                            Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2009 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Amounts exclude spaces at properties totaling approximately 575,152 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment.

(2)                            Including spaces undergoing a permanent change in use to office/laboratory space through redevelopment, occupancy as of December 31, 2009 was approximately 89.4%.

Our primary sources of revenue are rental income and tenant recoveries (consisting of reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses from certain tenants) from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment and acquisition activities.  Of the 156 properties owned as of December 31, 2008, two were acquired in 2008 (the “2008 Properties”), 15 in 2007, 119 prior to 2007.  In addition, we completed the development of one property in 2009, one property in 2007 (together with the 15 properties acquired in 2007, the “2007 Properties”) and 18 properties prior to 2007.  As a result of these development and acquisition activities, as well as our ongoing redevelopment and leasing activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2009 as compared to 2008 as well as 2008 as compared to 2007.  Our operating expenses generally consist of real estate taxes, insurance, utilities, common area and other operating expenses.

Leasing

As of December 31, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2009:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2010	78	(1)	1,003,316	(1)	8.7%	$24.31
2011	79		1,747,901		15.1	28.02
2012	66		1,366,663		11.8	32.82
2013	49		953,388		8.3	29.92
2014	49		1,105,663		9.6	28.31
2015	32		664,559		5.8	26.55
2016	18		1,037,632		9.0	31.65
2017	13		684,973		5.9	34.63
2018	11		737,172		6.4	44.60
2019	6		254,703		2.2	34.64

(1)                                  Excludes three month-to-month leases for approximately 2,000 rentable square feet.

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

Value Add Activities

Construction in progress includes the following value add activities as of December 31, 2009 (in thousands):

Value Add Activities	Amount	Square Feet
Redevelopment projects	$135,521	575,152
Development projects	407,084	980,000
Preconstruction projects	617,964	5,229,000
New markets and other projects	240,226	1,057,000
Total	$1,400,795	7,841,152

Amounts are classified as construction in progress as required under GAAP while construction activities are ongoing to bring the asset to its intended use.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net or land held for future development.

A key component of our business model is our value add redevelopment and development programs.  These programs are focused on providing high quality generic office/laboratory space to meet the real estate requirements and are reusable by various life science industry tenants.  Upon completion, each value add project is expected to generate significant revenues and cash flows.  Our redevelopment and development projects are generally in locations highly desirable by life science entities which we believe results in higher occupancy levels, longer lease terms and higher rental income and returns.   Redevelopment projects consist of the permanent change in use of office, warehouse and shell space into generic office/ laboratory space, including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space. Our investment in redevelopment projects generally range from $75-150 per square foot depending on the nature of the existing building improvement and office/laboratory design.  Development projects consist of the ground-up development of generic office/laboratory facilities. We also have certain significant value add projects undergoing important and substantial preconstruction activities to bring these assets to their intended use. These critical activities add significant value for future ground-up development and are required for the ultimate vertical construction of buildings.  Ultimately, these land parcels will provide valuable opportunities for new ground-up construction projects.  The projects will provide high quality facilities for the life science industry and will generate significant revenue and cash flows for the Company.  See “Item 2. Properties” for additional information and tables summarizing our properties undergoing redevelopment, development and preconstruction activities as of December 31, 2009.

A component of our business model also includes ground-up development projects in new markets and other unique projects.  We have two development parcels in China. One development parcel is located in South China where a two-building project aggregating approximately 275,000 rentable square feet is under construction.  The second development parcel is located in North China where a two-building project aggregating approximately 272,000 rentable square feet is under construction.  Additionally, other projects include construction related to site work, plaza, park and underground parking at the Alexandria CenterTM for Life Science – New York City, a unique one-of-a-kind highly advanced state-of-the-art urban science park in the city and in the adjoining future building approximating 410,000 rentable square feet.

Our success with our redevelopment, development and preconstruction projects depends on many risks that may adversely affect our business, including those associated with:

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

In addition, redevelopment, development and preconstruction activities, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention.  This may distract management from focusing on other operational activities.  If we are unable to complete redevelopment, development and preconstruction projects successfully, our business may be adversely affected.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Changes in estimates could affect our financial position and specific items in our results of operations that are used by our stockholders, potential investors, industry analysts and lenders in their evaluation of our performance.  Actual results may differ from these estimates under different assumptions or conditions.

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

Rental properties, net, land held for future development and construction in progress

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting literature with respect to business combinations.  We prospectively adopted the new guidance on January 1, 2009.  In accordance with the new guidance, we recognize assets acquired (including the intangible value to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred. Prior to the adoption of the new guidance related to business combinations, the purchase price was allocated based upon relative fair values and acquisition-related costs on successful acquisitions were capitalized and amortized over the estimated useful lives of the assets acquired.

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

Rental properties, land held for future development, construction in progress and intangibles are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, land held for future development and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

Capitalization of costs

We are required to capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development, redevelopment or construction of a project.  Capitalization of construction, development and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

We also capitalize costs directly related and essential to our leasing activities.  These costs are amortized on a straight-line basis over the terms of the related leases.  Costs related to unsuccessful leasing opportunities are expensed.

Accounting for investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains included in other income.

Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entities’ operating and financial policies. Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.

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

Interest rate hedge agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate hedge agreements.  Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on the London Interbank Offered Rate (“LIBOR”).  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges.  Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.  Interest rate cap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

We record our interest rate hedge agreements on the consolidated balance sheets at their estimated fair values with an offsetting adjustment reflected as unrealized gains/losses in accumulated other comprehensive income in total equity.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based up on the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate hedge agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.  All of our interest rate hedge agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates.  We formally document all relationships between interest rate hedge agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  We make an assessment at the inception of each interest rate hedge agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate hedge agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

The fair value of our interest rate hedge agreements is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap agreement.  The variable interest rate used in the calculation of projected receipts on the interest rate cap agreement is based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements. In adjusting the fair value of our interest rate hedge agreements for the effect of non-performance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts and guarantees.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

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

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2009 and 2008, we had no allowance for doubtful accounts.

Discontinued operations

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

Impact of recently issued accounting standards

In January 2010, the FASB issued an Accounting Standard Update (“ASU”) to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued an ASU to address diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The new guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively as opposed to a stock dividend that is retroactively applied by restating shares outstanding and earnings per share for all periods presented. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for interim or annual financial periods ending after September 15, 2009.  The adoption of the Codification did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting literature with respect to the consolidation of variable interest entities (“VIEs”).  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE.  The new guidance applies to our fiscal year beginning on January 1, 2010 and early adoption is prohibited.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In May 2009, the FASB issued new accounting literature with respect to subsequent events.  The new guidance, among other things, clarifies accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  We adopted the new guidance effective April 1, 2009 and the adoption did not have an impact on our consolidated financial statements.

Results of operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Rental revenues increased by $25.1 million, or 7%, to $366.2 million for the year ended December 31, 2009 compared to $341.1 million for the year ended December 31, 2008.  The increase resulted from rental revenue from properties placed in service or redeveloped during the periods after January 1, 2008 and increases in rental rates related to renewed and/or releasable space leased.  Additionally, in 2009 and 2008, we recognized additional rental income aggregating $18.5 million and $11.3 million, respectively, primarily related to a modification of a lease for a property in South San Francisco, California.

Tenant recoveries increased by $2.8 million, or 3%, to $102.1 million for the year ended December 31, 2009 compared to $99.4 million for the year ended December 31, 2008.  The increase resulted primarily from properties placed in service or redeveloped during the periods after January 1, 2008.  As of December 31, 2009 and 2008, approximately 88% and 89%, respectively, of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.

Other income for the years ended December 31, 2009 and 2008 of $11.8 million and $11.2 million, respectively, represents construction management fees, interest, investment income and storage income.  Other income for the year ended December 31, 2009 also includes a $7.2 million cash payment related to real estate acquired in November 2007.  Excluding this cash payment, the decrease in other income is primarily due to decreases in investment income for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Rental operating expenses increased by $8.5 million, or 8%, to $120.5 million for the year ended December 31, 2009 compared to $112.0 million for the year ended December 31, 2008.  The increase resulted primarily from increases in rental operating expenses (primarily payroll, property taxes and insurance) from properties placed in service or redeveloped during the periods after January 1, 2008.  The majority of the increase in rental operating expenses was recoverable from our tenants.

General and administrative expenses increased by $1.5 million, or 4%, to $36.3 million for the year ended December 31, 2009 compared to $34.8 million for the year ended December 31, 2008.  As a percentage of total revenues, general and administrative expenses for 2009 remained consistent with 2008 at approximately 8%.

Interest expense decreased by $2.8 million, or 3%, to $81.3 million for the year ended December 31, 2009 compared to $84.1 million for the year ended December 31, 2008.  The decrease resulted from a decrease in LIBOR rates and a decrease in the outstanding balance on our unsecured line of credit partially offset by the issuance of our 8% unsecured convertible notes.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.30% as of December 31, 2008 to approximately 4.10% as of December 31, 2009.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see “– Liquidity and Capital Resources – Interest Rate Hedge Agreements”).

Depreciation and amortization increased by $10.5 million, or 10%, to $116.9 million for the year ended December 31, 2009 compared to $106.4 million for the year ended December 31, 2008.  The increase resulted primarily from depreciation associated with the improvements and properties placed in service or redeveloped during the periods after January 1, 2008.

During 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes.

During 2008, we recognized aggregate non-cash impairment charges of $13.3 million associated with other-than-temporary declines in the value of certain investments below their carrying value.

Income from discontinued operations, net of approximately $5.2 million for the year ended December 31, 2009 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2009 and four properties sold during 2009.  In connection with the properties sold in 2009, we recorded a gain of approximately $2.6 million.  Income from discontinued operations, net of approximately $19.0 million for the year ended December 31, 2008 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2009, four properties sold during 2009 and eight properties sold during 2008.  In connection with the properties sold in 2008, we recorded a gain of approximately $20.4 million.  We also recorded a non-cash impairment charge of $4.7 million in March 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market which has been included in income from discontinued operations, net.  These properties were sold later in 2008.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Rental revenues increased by $47.6 million, or 16%, to $341.1 million for the year ended December 31, 2008 compared to $293.4 million for the year ended December 31, 2007.  The increase resulted from rental revenue from properties acquired, placed in service or redeveloped during the periods after January 1, 2007 and increases in rental rates related to renewed and/or releasable space leased.   Additionally, during the year ended December 31, 2008, we recognized additional rental income aggregating $11.3 million primarily related to a modification of a lease for a property in South San Francisco, California.

Tenant recoveries increased by $19.1 million, or 24%, to $99.4 million for the year ended December 31, 2008 compared to $80.2 million for the year ended December 31, 2007.  The increase resulted primarily from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.  As of December 31, 2008 and 2007, approximately 89% and 88%, respectively, of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.

Other income for the years ended December 31, 2008 and 2007 of $11.2 million and $14.7 million, respectively, represents construction management fees, interest, investment income and storage income.  As a percentage of total revenues, other income for the years ended December 31, 2008 and 2007 remained relatively consistent at approximately 2% to 4% of total revenues.

Rental operating expenses increased by $17.1 million, or 18%, to $112.0 million for the year ended December 31, 2008 compared to $94.9 million for the year ended December 31, 2007.  The increase resulted primarily from increases in rental operating expenses (primarily property taxes and utilities) from properties acquired, placed in service or redeveloped during the periods after January 1, 2007.  The majority of the increase in rental operating expenses was recoverable from our tenants.

General and administrative expenses increased by $2.5 million, or 8%, to $34.8 million for the year ended December 31, 2008 compared to $32.3 million for the year ended December 31, 2007, primarily due to the growth in both the depth and breadth of our operations in multiple markets, including internationally. As a percentage of total revenues, general and administrative expenses for the year ended December 31, 2008 remained consistent with the year ended December 31, 2007 at approximately 8%.

Interest expense decreased by $8.2 million, or 9%, to $84.1 million for the year ended December 31, 2008 compared to $92.3 million for the year ended December 31, 2007.  The decrease resulted primarily from a decrease in outstanding borrowings on our unsecured line of credit due to the issuance of 10.0 million shares of our Series D Convertible Preferred Stock in March and April 2008.  Additionally, the decrease resulted from a decrease in LIBOR rates.  These decreases were partially offset by increases in indebtedness on our unsecured line of credit.  These borrowings were utilized to finance the development, redevelopment and acquisition of the 2007 Properties and 2008 Properties.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 5.85% as of December 31, 2007 to approximately 4.30% as of December 31, 2008.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see “– Liquidity and Capital Resources – Interest Rate Hedge Agreements”).

Depreciation and amortization increased by $13.5 million, or 15%, to $106.4 million for the year ended December 31, 2008 compared to $92.9 million for the year ended December 31, 2007.  The increase resulted primarily from depreciation associated with the improvements and properties acquired, placed in service or redeveloped during the periods after January 1, 2007.

During 2008, we recognized aggregate non-cash impairment charges of $13.3 million associated with other-than-temporary declines in the value of certain investments below their carrying value.

Income from discontinued operations, net of $19.0 million for the year ended December 31, 2008 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2009, four properties sold in 2009 and eight properties sold during 2008.  In connection with the properties sold in 2008, we recorded a gain of approximately $20.4 million.  We also recorded a non-cash impairment charge of $4.7 million in March 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market, which has been included in income from discontinued operations, net.  These properties were sold later in 2008.  Income from discontinued operations, net of $14.0 million for the year ended December 31, 2007 reflects the results of operations of three properties that were classified as “held for sale” as of December 31, 2009, four properties sold in 2009, eight properties sold during 2008, and four properties and four land parcels sold during 2007.  In connection with the properties sold during the year ended December 31, 2007, we recorded a gain of approximately $8.0 million.

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

We expect to meet certain long term liquidity requirements, such as for property development, redevelopment and other construction projects, scheduled debt maturities and non-recurring capital improvements, through net cash provided by operating activities, periodic asset sales, long term secured and unsecured indebtedness, including borrowings under the unsecured line of credit and unsecured term loan and the issuance of additional debt and/or equity securities.

Notwithstanding our expectations, financial markets have recently experienced unusual volatility and uncertainty. While this condition has occurred initially within the “subprime” mortgage lending sector of the credit market, financial systems throughout the world have recently highlighted significant periods of illiquidity with banks much less willing to lend substantial amounts to other banks and borrowers. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing or capital on reasonable terms or at any terms. Our ability to finance our development and redevelopment projects and pending or new acquisitions, as well as our ability to refinance debt maturities, could be adversely affected by our inability to secure capital on reasonable terms, if at all.  See “Item 1A. Risk Factors - We May Not Be Able to Obtain Additional Capital to Further Our Business Objectives” and “ - We May Not Be Able to Refinance Our Debt.”

The current economic, financial and banking environment, worldwide economic recession and lack of consumer confidence have improved since the fourth quarter of 2008 and first quarter of 2009.  Even with the recent improvements, we remain cautious over the economic, financial and banking environment.  We intend to continue to focus on the completion of  our existing active redevelopment projects aggregating approximately 575,152 rentable square feet and our existing active development projects aggregating approximately an additional 980,000 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical above ground development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or credit entities.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by cash flows from operations, opportunistic sales of real estate, joint ventures, new secured or unsecured debt and the issuance of additional equity securities, as appropriate. As of December 31, 2009, we had identified three assets as “held for sale,” that have been classified in discontinued operations.

As further discussed below, our principal liquidity needs are to fund:

•                  normal recurring expenses;

•                  current development and redevelopment costs;

•                  capital expenditures, including tenant improvements and leasing costs;

•                  principal and interest payments due under our debt obligations, including balloon payments of principal; and

•                  dividend distributions in order to maintain our REIT qualification under the Internal Revenue Code.

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash on hand of approximately $70.6 million as of December 31, 2009;

•                  restricted cash of approximately $24.1 million as of December 31, 2009 to fund certain construction costs;

•                  cash flows generated by operating activities (for the year ended December 31, 2009, we generated approximately $206.0 million of cash flows from operating activities);

•                  availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.2 billion outstanding as of December 31, 2009);

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds generated from potential asset sales including three properties that were classified as “held for sale” as of December 31, 2009;

•                  cash proceeds from the issuance of common or preferred equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of December 31, 2009 consisted of the following (in thousands):

		Payments by Period
	Total	2010	2011-2012	2013-2014	Thereafter

Secured notes payable (1)	$937,017	$35,982	$176,191	$308,096	$416,748
Unsecured line of credit (2)	476,000	–	476,000	–	–
Unsecured term loan (2)	750,000	–	750,000	–	–
Unsecured convertible notes	624,700	–	384,700	240,000	–
Estimated interest payments	598,252	120,955	193,638	113,605	170,054
Ground lease obligations	611,440	6,558	15,831	17,079	571,972
Other obligations	3,288	1,357	1,931	–	–
Total	$4,000,697	$164,852	$1,998,291	$678,780	$1,158,774

(1)           Assumes we exercise our sole right to extend the maturity dates of a secured note payable of approximately $28.5 million from January 1, 2011 to January 1, 2012, and a secured note payable of approximately $38.4 million from January 2, 2012 to April 6, 2013.  Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $39.3 million, of which approximately $17.6 million and $20.8 million mature in 2013 and 2014, respectively.  Also, amounts are net of unamortized discounts of approximately $2.1 million.

(2)           Assumes we exercise our sole right to extend the maturity date of our unsecured line of credit from October 2010 to October 2011 and our unsecured term loan from October 2011 to October 2012.

Secured notes payable as of December 31, 2009 consisted of 26 notes secured by 57 properties and one land development parcel.  Our secured notes payable require monthly payments of principal and interest and had weighted average interest rates of approximately 5.83% at December 31, 2009.  Noncontrolling interests’ share of secured notes payable aggregated approximately $39.3 million as of December 31, 2009.  The total book values of rental properties, net, land held for future development and construction in progress securing debt were approximately $1.4 billion at December 31, 2009.  At December 31, 2009, our secured notes payable were comprised of approximately $831.5 million and $105.5 million of fixed and variable rate debt, respectively.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

In April 2009, we completed a private offering of $240 million principal amount of 8.00% Unsecured Convertible Notes.  In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.  In April 2009, we repurchased, in privately negotiated transactions, approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes.  See additional information under Note 7 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes and circumstances under which the holders may convert the notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates and scheduled maturity dates. As of December 31, 2009, approximately 83% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Liquidity and Capital Resources — Interest Rate Hedge Agreements.”  The remaining 17% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the table on the prior page because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.  See additional information regarding our debt under Notes 5, 6, 7 and 8 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Ground lease obligations as of December 31, 2009 included leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 23 to 97 years, excluding extension options.

In addition to the above, as of December 31, 2009, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment and generic office/laboratory infrastructure improvements under the terms of leases approximated $186.8 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $48.3 million for certain investments over the next six years.

Capital expenditures, tenant improvements and leasing costs

As of December 31, 2009, we had an aggregate of approximately 980,000 rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 575,152 rentable square feet undergoing a permanent change in use to office/laboratory space through redevelopment including the conversion of single tenancy space to multi-tenancy spaces or multi-tenancy spaces to single tenancy space.

For the years ended December 31, 2009, 2008 and 2007, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $446.1 million, $542.5 million and $589.7 million, respectively.  These amounts include payments for property-related capital expenditures and tenant improvements presented in the table below including non-revenue enhancing capital expenditures and tenant improvement and leasing costs related to re-tenanted and renewal space.  We expect our future property-related capital expenditures and tenant improvements related to our life science properties to decrease in 2010 as compared to 2009.

The following table shows total and the five-year average per square foot property-related capital expenditures, tenant improvements and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	Five-Year	Year Ended December 31,
	Average	2009	2008	2007	2006	2005
Capital expenditures (1):
Major capital expenditures	$772,000	$529,000	$405,000	$1,379,000	$575,000	$972,000
Recurring capital expenditures	$985,000	$1,405,000	$955,000	$648,000	$639,000	$1,278,000
Square feet in portfolio	10,581,399	11,740,993	11,770,769	11,476,217	9,790,326	8,128,690
Per square foot:
Major capital expenditures	$0.07	$0.05	$0.03	$0.12	$0.06	$0.12
Recurring capital expenditures	$0.09	$0.12	$0.08	$0.06	$0.07	$0.16
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$1,619,000	$1,475,000	$3,481,000	$1,446,000	$1,370,000	$324,000
Re-tenanted square feet	264,382	211,638	505,773	224,767	248,846	130,887
Per square foot	$6.12	$6.97	$6.88	$6.43	$5.51	$2.48
Renewal space
Tenant improvements and leasing costs	$1,861,000	$3,263,000	$2,364,000	$1,942,000	$957,000	$778,000
Renewal square feet	703,645	976,546	748,512	671,127	455,980	666,058
Per square foot	$2.64	$3.34	$3.16	$2.89	$2.10	$1.17

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

(2)	Excludes space that has undergone redevelopment before re-tenanting.

Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. As of December 31, 2009 approximately 91% (on a rentable square footage basis) of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property age, location and characteristics, the type of lease (renewal tenant or re-tenanted space) the involvement of external leasing agents and overall competitive market conditions.

We expect our future capital expenditures, tenant improvements and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) to be approximately in the range as shown in the table immediately above.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion in unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of December 31, 2009, we had borrowings of $476 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.10%.

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

•                  minimum book value of $1.6 billion; and

•                  secured debt ratio less than 55.0%.

As of December 31, 2009, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan are the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of December 31, 2009 and 2008, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  Our current expectation is that we will continue to meet requirements of our debt covenants in the short and long term.  However, in the event of a continued economic slow-down, continued crisis in the credit markets and rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of December 31, 2009, aggregate unsecured borrowings were limited to approximately $2.8 billion. If net operating income from properties supporting our borrowing capacity under our unsecured credit facilities decreases, our borrowing capacity under our credit facilities will also decrease. Additionally, we may be required to reduce our outstanding borrowings under our credit facilities in order to maintain compliance with one or more covenants under our credit facilities.

As of December 31, 2009, we had approximately 49 lenders providing commitments under our $1.9 billion unsecured line of credit and unsecured term loan. During 2009, all lenders under our unsecured line of credit and unsecured term loan funded all borrowings requested under these agreements. In the future, if one or more such lenders fail to fund a borrowing request, we may not be able to borrow funds necessary for working capital, construction activities, dividend payments, debt repayment and monthly debt service and other recurring capital requirements. The failure of one or more lenders to fund their share of a borrowing request may have a material impact on our financial statements.

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

Interest rate hedge agreements

We utilize interest rate hedge agreements, including interest rate swap and cap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate hedge agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of December 31, 2009 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2009	Fair Values
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(4,948)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,389)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,733)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,195)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,103)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,255)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,255)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,018)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,020)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(203)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(2,391)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(2,395)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(2,693)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(7,496)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(7,493)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(4,359)
Total					$828,500	$(49,946)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of December 31, 2009, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of December 31, 2009, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $49.9 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in earnings in the period that the forecasted hedge transactions affect earnings.  Also, during the year ended December 31, 2009, we entered into an interest rate cap agreement with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  This agreement sets a ceiling on one-month LIBOR at 2.50% related to one secured note.  The interest rate cap agreement was classified in other assets based upon its fair value aggregating an asset balance of approximately $189,000.  We have not posted any collateral related to our interest rate hedge agreements.  For the year ended December 31, 2009, approximately $37.5 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next twelve months, we expect to reclassify approximately $28.6 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Secured notes payable

As of December 31, 2009, we had aggregate secured notes payable of approximately $937.0 million. If we are unable to refinance, extend principal payments due at maturity or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity. Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value and other key loan terms may be less favorable than existing loan terms.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the year ended December 31, 2009, we paid dividends on our common stock aggregating approximately $86.7 million.  Also, during the year ended December 31, 2009, we paid dividends on our Series C Preferred Stock and Series D Convertible Preferred Stock aggregating approximately $10.9 million and $17.5 million, respectively.

Sources of capital

Cash and cash equivalents

As of December 31, 2009, we had approximately $70.6 million of cash and cash equivalents.

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	December 31,
	2009	2008
Funds held in trust under the terms of certain secured notes payable	$19,340	$16,118
Funds held in escrow related to construction projects	24,054	49,499
Other restricted funds	3,897	2,165
Total	$47,291	$67,782

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the year ended December 31, 2009 decreased by $49.9 million to $206.0 million compared to $255.8 million for the year ended December 31, 2008.  The decrease resulted primarily from a decrease in cash flows from overall changes in operating assets and liabilities partially offset by an increase in net income.  Cash flows from operations are primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of December 31, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto, and approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.

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

The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property.  If any of our tenants becomes a debtor in a case under the United States Bankruptcy Code, the bankruptcy court must approve any eviction.  The bankruptcy court may authorize the tenant to reject and terminate its lease with us.  Our claim against such a tenant for unpaid future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease.  Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

Net cash used in investing activities for the year ended December 31, 2009 was $409.9 million compared to $494.9 million for the year ended December 31, 2008. The decrease in net cash used in investing activities reflects lower proceeds from dispositions as well as lower additions to properties due to our strategy to reduce capital spending in 2009 as compared to 2008.

Net cash provided by financing activities for the year ended December 31, 2009 decreased by $98.8 million to $203.4 million compared to $302.2 million for the year ended December 31, 2008.  For the year ended December 31, 2009, proceeds of approximately $1.5 billion from the issuance of common stock, the issuance of our 8.00% Unsecured Convertible Notes and borrowings from secured notes payable and our unsecured line of credit were partially offset by approximately $1.2 billion related to the repurchase of certain of our 3.70% Unsecured Convertible Notes, principal reductions related to repayments of outstanding principal on our secured notes payable and repayments of borrowings from our unsecured line of credit.  Additionally, for the year ended December 31, 2009, we paid dividends on our common and preferred stock of approximately $115.0 million.  For the year ended December 31, 2008, proceeds of approximately $1.3 billion from the issuance of Series D Convertible Preferred Stock and borrowings from secured notes payable and our unsecured line of credit were partially offset by principal repayments of approximately $0.9 billion related to outstanding amounts an our second notes payable and unsecured line of credit. Additionally, we paid dividends on our common and preferred stock of approximately $122.0 million during the year ended December 31, 2008.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of December 31, 2009, we had borrowings of $476 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.10%.  See additional information regarding our unsecured line of credit and unsecured term loan on page 47.

Property dispositions

During the year ended December 31, 2009, we sold four properties at an aggregate contract price of approximately $20.9 million. The net sales proceeds were initially used to repay outstanding secured debt related to the properties sold or outstanding debt on our unsecured line of credit. As of December 31, 2009, we had three properties classified as “held for sale.”

Other resources and liquidity requirements

Under our current shelf registration statement filed with the Securities and Exchange Commission, we may offer common stock, preferred stock, debt and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

In September 2009, we sold 4,600,000 shares of our common stock in a follow-on offering (including shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $53.25 per share, resulting in aggregate proceeds of approximately $233.5 million (after deducting underwriters’ discounts and other offering costs).

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

Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2009, there was no change from the initial conversion rate of our 8.00% Unsecured Convertible Notes.  Holders of the 8.00% Unsecured Convertible Notes may convert their notes prior to the stated maturity date of April 15, 2029 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 8.00% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.  Pursuant to the accounting literature related to convertible debt, at issuance of the 8.00% Unsecured Convertible Notes, we determined the effective interest rate of the notes to be 11.0%.

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March and April 2008, we completed a public offering of 10,000,000 shares of Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $242 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions, and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2009, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

In January 2007, we completed a private offering of the 3.70% Unsecured Convertible Notes.  The net proceeds from this offering, after underwriters’ discount, were approximately $450.8 million. Prior to January 15, 2012, we will not have the right to redeem the Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the Notes may require us to repurchase their Notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the Notes to be purchased plus any accrued and unpaid interest to but excluding the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the Notes had an initial conversion rate of approximately 8.4774 common shares per $1,000 principal amount of the Notes representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the Notes is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2009, the Notes had a conversion rate of approximately 8.5207 common shares per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.  Holders of the Notes may convert their Notes into cash and, if applicable, shares of our common stock prior to the stated maturity of the Notes only under the following circumstances:  (1) the Notes will be convertible during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) the Notes will be convertible during the five consecutive business days immediately after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the Note Measurement Period; (3) the Notes will be convertible upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions or the liquidation of the Company; (4) the Notes will be convertible if we call the Notes for redemption; and (5) the Notes will be convertible at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.  The Note Measurement Period is the five consecutive trading day period following a request by a holder of the Notes to convert his Notes.  Pursuant to the accounting literature related to convertible debt, at issuance of the 3.70% Unsecured Convertible Notes, we determined the effective interest rate of the notes to be 5.96%.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Off-balance sheet arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

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

Inflation

As of December 31, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

Funds from operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “– Liquidity and Capital Resources – Cash Flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Year Ended December 31,
	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$104,974	$90,746
Add:
Depreciation and amortization (1)	118,508	108,743
Net income attributable to noncontrolling interests	7,047	3,799
Net income attributable to unvested restricted stock awards	1,270	1,327
Subtract:
Gain on sales of property (2)	(2,627)	(20,401)
FFO attributable to noncontrolling interests	(3,843)	(4,108)
FFO attributable to unvested restricted stock awards	(2,694)	(2,596)
Subtotal	$222,635	$177,510
Add:
Assumed conversion of 8.00% Unsecured Convertible Notes	11,943	–
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock	118	9
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities and assumed conversion	$234,696	$177,519

(1)           Includes depreciation and amortization on assets “held for sale” reflected as discontinued operations for the periods prior to when such assets were classified as “held for sale.”

(2)           Gain on sales of property relates to four properties sold during 2009 and eight properties sold during 2008.  Gain on sales of property is included in the consolidated statements of income in income from discontinued operations, net.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on December 31, 2009 and 2008, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $2.4 million and $3.6 million, respectively.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements in effect on December 31, 2009 and 2008, would increase annual future earnings by approximately $2.4 million and $3.6 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate hedge agreements would decrease their aggregate fair values by approximately $67.8 million and $60.9 million at December 31, 2009 and 2008, respectively.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes and interest rate hedge agreements would increase their aggregate fair values by approximately $57.5 million and $63.0 million at December 31, 2009 and 2008, respectively.

These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2009 and 2008.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2009 and 2008 would decrease their fair values by approximately $7.3 million and $6.2 million, respectively.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and China.  The functional currencies of our foreign subsidiaries operating in Canada and China are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. Based on our current operating assets outside the United States as of December 31, 2009, we estimate that a 10% increase in foreign currency exchange rates relative to the United States dollar would increase annual future earnings by approximately $746,000.  We further estimate that a 10% decrease in foreign currency exchange rates relative to the United States dollar would decrease annual future earnings by approximately $746,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included as a separate section in this annual report on Form 10-K.  See “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2009 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2009, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework.” Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2009 of the Company and our report dated March 1, 2010 an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2010

ITEM 9B. OTHER INFORMATION

On March 1, 2010, the Company entered into an Amended and Restated Executive Employment Agreement (the “Agreement”) with Dean A. Shigenaga, the Company’s Chief Financial Officer (the “Executive”).  The Agreement amends and restates the Amended and Restated Executive Employment Agreement, effective as of January 1, 2007, between the Company and the Executive, in its entirety.  The term of the Agreement begins on January 1, 2010 and ends on December 31, 2012, with automatic one-year extensions thereafter subject to certain conditions.

The Agreement provides for a base salary of $305,000 per year.  The Executive’s base salary is to be increased in 2010 and each year thereafter by no less than a cost-of-living adjustment based on an index published by the U.S. Department of Labor.  The Executive will continue to be eligible for an annual bonus and periodic equity awards.

The Agreement provides that if the Executive’s employment terminates due to non-renewal of the Agreement by the Company on or following a change in control of the Company, the Executive is entitled to receive severance generally equal to one year of the Executive’s base salary and a bonus equal to the Executive’s bonus for the previous year.  By contrast, if, upon or within two years following a change in control of the Company, the Company terminates the Agreement without cause or the Executive terminates the Agreement for good reason, the Executive is entitled to receive severance generally equal to two years of the Executive’s base salary and a bonus equal to two times the Executive’s bonus amount for the previous year.  In either situation, all of the Executive’s unvested shares in the Company will vest on the Executive’s last day of employment and the Executive will receive a proration of annual performance-based grants of restricted stock.

The Agreement also provides that if (a) the Agreement is not renewed by the Company on or following a change in control of the Company, (b) the Company terminates the Agreement without cause or (c) the Executive terminates the Agreement for good reason, the Company will pay the applicable premiums for the Executive’s continued coverage under the Company’s health insurance plans for up to twelve months after the Executive’s last day of employment with the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2010 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2010 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2010 Proxy Statement under the caption “Board of Directors and Executive Officers–Executive Compensation Tables and Discussion.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2009:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	118,225	$43.55	629,896

The other information required by this Item is incorporated herein by reference from our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2010 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. as of December 31, 2009 and 2008	F-2

Consolidated Statements of Income of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2009, 2008 and 2007	F-3

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements of Alexandria Real Estate Equities, Inc.	F-7

Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.	F-33

(a)(3)  Exhibits

Exhibit Number	Exhibit Title

3.1 *	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997

3.2 *	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997

3.3*	Bylaws of the Company (as amended February 17, 2009), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 20, 2009

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

4.3 *

Specimen certificate representing shares of 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to Alexandria’s quarterly report on Form 10-Q filed with the SEC on August 13, 1999

4.4 *

Specimen certificate representing shares of 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on January 18, 2002

4.5 *

Specimen certificate representing shares of 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004

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

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009

10.1 * (1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 22, 2008, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 28, 2008

10.2 * (1)

Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997

10.3 * (1)

Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997

10.4 * (1)

Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997

10.5 * (1)

Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 1999

10.6 * (1)

Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 1999

10.7 * (1)

The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2005, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on February 17, 2009

10.8 * (1)

The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2005, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on February 17, 2009

10.9 * (1)

Consulting Agreement between the Company and James H. Richardson, effective on August 30, 2009, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 6, 2009

10.10 * (1)

Amended and Restated Executive Employment Agreement between the Company and Joel S. Marcus, effective as of January 1, 2005, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on February 17, 2009

10.11 * (1)

Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2007, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on February 17, 2009

10.12 (1)	Summary of Director Compensation Arrangements

10.13 *

Second Amended and Restated Credit Agreement as of October 31, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.14 *

First Amendment to Second Amended and Restated Credit Agreement as of December 1, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.15 *

Second Amendment to Second Amended and Restated Credit Agreement as of May 2, 2007, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, Citicorp North America Inc. as Syndication Agent, The Bank of Nova Scotia, The Royal Bank of Scotland, PLC, Eurohypo AG, New York Branch, and HSH Nordbank AG New York Branch, as Co-Documentation Agents filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2007

10.16 *

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as Exhibit 4.9 to Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009

11.1	Computation of Per Share Earnings (included in Note 2 to the Consolidated Financial Statements)

12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K)

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)  Incorporated by reference.

(1)  Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

Dated: March 1, 2010	By:	/s/ Joel S. Marcus
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

Signature	Title	Date

/s/ Joel S. Marcus	Chairman of the Board of Directors and Chief Executive
Joel S. Marcus	Officer (Principal Executive Officer)	March 1, 2010

/s/ Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Chief
Dean A. Shigenaga	Accounting Officer)	March 1, 2010

/s/ Richard B. Jennings
Richard B. Jennings	Lead Director	February 26, 2010

/s/ John L. Atkins, III
John L. Atkins, III	Director	February 23, 2010

/s/ Richard H. Klein
Richard H. Klein	Director	February 23, 2010

/s/ James H. Richardson
James H. Richardson	Director	February 24, 2010

/s/ Martin A. Simonetti
Martin A. Simonetti	Director	February 23, 2010

/s/ Alan G. Walton
Alan G. Walton	Director	February 23, 2010

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company adopted FASB Staff Position No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified in FASB ASC 470-20 Debt with Conversion and Other Options), FAS 160 Noncontrolling Interest in Consolidated Financial Statements (codified in FASB ASC 810 Consolidation), and FASB Staff Position No. EITF 03-06-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (codified in FASB ASC 260 Earnings Per Share).  All years and periods presented have been reclassified to conform to the adopted accounting standards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2010

Alexandria Real Estate Equities, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and  per share information)

	December 31,
	2009	2008
Assets
Rental properties, net	$3,383,308	$3,215,723
Land held for future development	255,025	109,478
Construction in progress	1,400,795	1,398,895
Cash and cash equivalents	70,628	71,161
Tenant security deposits and other restricted cash	47,291	67,782
Tenant receivables	3,902	6,453
Deferred rent	96,700	85,733
Investments	72,882	61,861
Other assets	126,696	114,991
Total assets	$5,457,227	$5,132,077

Liabilities and Equity
Secured notes payable	$937,017	$1,081,963
Unsecured line of credit and unsecured term loan	1,226,000	1,425,000
Unsecured convertible notes	583,929	431,145
Accounts payable, accrued expenses and tenant security deposits	282,516	386,801
Dividends payable	21,686	32,105
Total liabilities	3,051,148	3,357,014

Commitments and contingencies

Redeemable noncontrolling interests	41,441	33,963

Alexandria Real Estate Equities, Inc. stockholders’ equity:
8.375% Series C cumulative redeemable preferred stock, $0.01 par value per share, 5,750,000 shares authorized; 5,185,500 shares issued and outstanding at December 31, 2009 and 2008; $25 liquidation value per share	129,638	129,638
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 10,000,000 issued and outstanding at December 31, 2009 and 2008; $25 liquidation value per share	250,000	250,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 43,846,050 and 31,899,037 issued and outstanding at December 31, 2009 and 2008, respectively	438	319
Additional paid-in capital	1,977,062	1,407,294
Accumulated other comprehensive loss	(33,730)	(87,241)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	2,323,408	1,700,010
Noncontrolling interests	41,230	41,090
Total equity	2,364,638	1,741,100
Total	$5,457,227	$5,132,077

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share information)

	Year Ended December 31,
	2009	2008	2007
Revenues
Rental	$366,162	$341,066	$293,425
Tenant recoveries	102,130	99,372	80,225
Other income	11,848	11,199	14,689
Total revenues	480,140	451,637	388,339

Expenses
Rental operations	120,494	112,035	94,905
General and administrative	36,290	34,789	32,311
Interest	81,271	84,108	92,270
Depreciation and amortization	116,909	106,394	92,887
Non-cash impairment on investments	–	13,251	–
Total expenses	354,964	350,577	312,373

Gain on early extinguishment of debt	11,254	–	–
Income from continuing operations	136,430	101,060	75,966

Income from discontinued operations, net	5,218	19,037	14,014

Net income	141,648	120,097	89,980

Net income attributable to noncontrolling interests	7,047	3,799	3,669
Dividends on preferred stock	28,357	24,225	12,020
Preferred stock redemption charge	–	–	2,799
Net income attributable to unvested restricted stock awards	1,270	1,327	1,075
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$104,974	$90,746	$70,417
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$2.59	$2.28	$1.90
Discontinued operations, net	0.13	0.59	0.47
Earnings per share – basic	$2.72	$2.87	$2.37
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$2.59	$2.27	$1.90
Discontinued operations, net	0.13	0.59	0.46
Earnings per share – diluted	$2.72	$2.86	$2.36

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc. Stockholders
	Series B Preferred Stock	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Comprehensive Income
Balance at December 31, 2006	$57,500	$129,638	$-	29,012,135	$290	$1,139,629	$-	$24,595	$37,345	$1,388,997	$20,132
Net income	-	-	-	-	-	-	86,311	-	2,184	88,495	1,485	$89,980
Unrealized gain on marketable securities	-	-	-	-	-	-	-	833	-	833	-	833
Unrealized loss on interest rate hedge agreements	-	-	-	-	-	-	-	(27,892)	-	(27,892)	-	(27,892)
Foreign currency translation	-	-	-	-	-	-	-	10,539	18	10,557	-	10,557
Comprehensive income												73,478
Comprehensive income attributable to noncontrolling interests												3,687
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.												$69,791
Contributions by noncontrolling interests	-	-	-	-	-	-	-	-	2,795	2,795	15,298
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,160)	(2,160)	(1,573)
Issuance of common stock, net of offering costs	-	-	-	2,300,000	23	215,169	-	-	-	215,192	-
Redemption of Series B preferred stock	(57,500)	-	-	-	-	2,799	(2,799)	-	-	(57,500)	-
Equity component related to issuance of 3.70% unsecured convertible notes	-	-	-	-	-	43,830	-	-	-	43,830	-
Issuances pursuant to stock plan	-	-	-	291,209	3	22,524	-	-	-	22,527	-
Dividends declared on preferred stock	-	-	-	-	-	-	(12,020)	-	-	(12,020)	-
Dividends declared on common stock	-	-	-	-	-	(21,761)	(71,492)	-	-	(93,253)	-
Balance at December 31, 2007	$-	$129,638	$-	31,603,344	$316	$1,402,190	$-	$8,075	$40,182	$1,580,401	$35,342
Net income	-	-	-	-	-	-	116,298	-	2,416	118,714	1,383	$120,097
Unrealized loss on marketable securities	-	-	-	-	-	-	-	(16,910)	-	(16,910)	-	(16,910)
Unrealized loss on interest rate hedge agreements	-	-	-	-	-	-	-	(53,623)	-	(53,623)	-	(53,623)
Foreign currency translation	-	-	-	-	-	-	-	(24,783)	14	(24,769)	-	(24,769)
Comprehensive income												24,795
Comprehensive income attributable to noncontrolling interests												3,813
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.												$20,982
Contributions by noncontrolling interests	-	-	-	-	-	-	-	-	1,106	1,106	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,628)	(2,628)	(1,480)
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(1,282)
Issuance Series D convertible preferred stock	-	-	250,000	-	-	(7,814)	-	-	-	242,186	-
Issuances pursuant to stock plan	-	-	-	295,693	3	23,124	-	-	-	23,127	-
Dividends declared on preferred stock	-	-	-	-	-	-	(24,225)	-	-	(24,225)	-
Dividends declared on common stock	-	-	-	-	-	(10,206)	(92,073)	-	-	(102,279)	-
Balance at December 31, 2008	$-	$129,638	$250,000	31,899,037	$319	$1,407,294	$-	$(87,241)	$41,090	$1,741,100	$33,963

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc. Stockholders

	Series B Preferred Stock	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Comprehensive Income
Balance at December 31, 2008 (continued from above)	$-	$129,638	$250,000	31,899,037	$319	$1,407,294	$-	$(87,241)	$41,090	$1,741,100	$33,963
Net income	-	-	-	-	-	-	134,601	-	2,299	136,900	4,748	$141,648
Unrealized gain on marketable securities	-	-	-	-	-	-	-	1,620	-	1,620	-	1,620
Unrealized gain (loss) on interest rate hedge agreements	-	-	-	-	-	-	-	30,499	-	30,499	(80)	30,419
Foreign currency translation	-	-	-	-	-	-	-	21,392	(9)	21,383	-	21,383
Comprehensive income												195,070
Comprehensive income attributable to noncontrolling interests												6,958
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.												$188,112
Contributions by noncontrolling interests	-	-	-	-	-	-	-	-	300	300	5,255
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,450)	(2,450)	(1,393)
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(1,052)
Issuance of common stock, net of offering costs	-	-	-	11,600,000	116	488,047	-	-	-	488,163	-
Issuances pursuant to stock plan	-	-	-	347,013	3	25,786	-	-	-	25,789	-
Equity component related to issuance of 8.00% unsecured convertible notes	-	-	-	-	-	26,216	-	-	-	26,216	-
Equity component related to repurchase of 3.70% unsecured convertible notes	-	-	-	-	-	(292)	-	-	-	(292)	-
Dividends declared on preferred stock	-	-	-	-	-	-	(28,357)	-	-	(28,357)	-
Dividends declared on common stock	-	-	-	-	-	-	(76,233)	-	-	(76,233)	-
Earnings in excess of distributions	-	-	-	-	-	30,011	(30,011)	-	-	-	-
Balance at December 31, 2009	$-	$129,638	$250,000	43,846,050	$438	$1,977,062	$-	$(33,730)	$41,230	$2,364,638	$41,441

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net income	$141,648	$120,097	$89,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,508	108,743	97,335
Gain on early extinguishment of debt	(11,254)	–	–
Amortization of loan fees and costs	7,958	6,774	5,988
Amortization of debt premiums/discounts	10,788	7,973	6,955
Amortization of acquired above and below market leases	(9,448)	(9,509)	(7,572)
Deferred rent	(14,379)	(12,273)	(15,755)
Stock compensation expense	14,051	13,677	11,176
Equity in (income) loss related to investments	(39)	173	330
Gain on sales of investments	(3,442)	(8,841)	(12,216)
Loss on sales of investments	1,342	663	186
Gain/loss on properties “held for sale” and sales of properties	(2,627)	(15,751)	(7,976)
Non-cash impairment on investments	–	13,251	–
Changes in operating assets and liabilities:
Tenant security deposits and other restricted cash	(1,732)	5,644	744
Tenant receivables	2,551	306	(432)
Other assets	(28,734)	(21,842)	(14,705)
Accounts payable, accrued expenses and tenant security deposits	(19,241)	46,752	33,993
Net cash provided by operating activities	205,950	255,837	188,031
Investing Activities
Additions to properties	(446,127)	(542,460)	(589,661)
Purchase of properties	–	(7,915)	(415,601)
Proceeds from sales of properties	18,021	80,909	70,889
Change in restricted cash related to construction projects	25,445	(25,772)	(17,913)
Additions to investments	(12,895)	(13,006)	(16,618)
Proceeds from investments	5,633	13,311	19,651
Net cash used in investing activities	(409,923)	(494,933)	(949,253)
Financing Activities
Proceeds from secured notes payable	121,960	13,007	240,933
Principal reductions of secured notes payable	(266,875)	(143,477)	(261,171)
Change in restricted cash related to financings	(3,222)	4,257	(382)
Principal borrowings from unsecured line of credit and term loan	696,000	1,086,000	1,152,000
Repayments of borrowings from unsecured line of credit	(895,000)	(776,000)	(887,000)
Proceeds from unsecured convertible notes	232,950	–	450,800
Repurchase of 3.70% unsecured convertible notes	(59,204)	–	–
Redemption of series B preferred stock	–	–	(57,500)
Proceeds from issuance of common stock	488,163	–	215,192
Proceeds from issuance of series D convertible preferred stock	–	242,186	–
Proceeds from exercise of stock options	3,017	2,509	1,706
Dividends paid on common stock	(86,652)	(101,393)	(89,951)
Dividends paid on preferred stock	(28,357)	(20,578)	(12,683)
Contributions by redeemable noncontrolling interests	5,255	–	15,298
Distributions to redeemable noncontrolling interests	(1,393)	(1,480)	(1,573)
Redemption of redeemable noncontrolling interests	(1,052)	(1,282)	–
Contributions by noncontrolling interests	300	1,106	2,795
Distributions to noncontrolling interests	(2,450)	(2,628)	(2,160)
Net cash provided by financing activities	203,440	302,227	766,304
Net (decrease) increase in cash and cash equivalents	(533)	63,131	5,082
Cash and cash equivalents at beginning of period	71,161	8,030	2,948
Cash and cash equivalents at end of period	$70,628	$71,161	$8,030
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized	$63,247	$73,910	$73,467

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Notes to Consolidated Financial Statements

1. Background

References to the “Company,” “we,” “our” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. is a real estate investment trust (“REIT”) formed in 1994.  We are focused principally on science-driven cluster formation through the ownership, operation, management and selective redevelopment, development and acquisition of properties containing office/laboratory space.  Our properties are designed and improved for lease primarily to institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service and translational entities, as well as government agencies. As of December 31, 2009, we had 156 properties (152 properties located in ten states in the United States and four properties located in Canada) containing approximately 11.8 million rentable square feet (including spaces undergoing active redevelopment), compared to 159 properties (155 properties located in ten states in the United States and four properties located in Canada) with approximately 11.8 million rentable square feet (including spaces undergoing active redevelopment) as of December 31, 2008.

As of December 31, 2009, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on the consumer price index or another index.  Any references to the number of buildings, square footage, number of leases, occupancy and annualized base rent percentages in the notes to consolidated financial statements are unaudited.

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

For entities that are variable interest entities (“VIEs”), we consolidate the entity if it is determined that we are the primary beneficiary at either the creation of the VIE or upon occurrence of a qualifying reconsideration event.  A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  Qualifying reconsideration events include, but are not limited to, the modification of contractual agreements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.  We use qualitative and quantitative approaches when determining whether we are (or are not) the primary beneficiary of a VIE.  Consideration of various factors includes, but is not limited to, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, various cash flow scenarios related to the VIE, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable.  Our ability to correctly assess our influence or control over an entity at inception of our involvement or upon a reconsideration event and determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.  If we were to perform a primary beneficiary analysis upon the occurrence of a future reconsideration event, our assumptions may be different, which could result in the identification of a different primary beneficiary.  See Note 13, Noncontrolling Interests.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

2. Basis of presentation and summary of significant accounting policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Retrospective adjustments from adoption of accounting pronouncements

In June 2008, the FASB issued new accounting literature with respect to determining whether instruments granted in share-based payment transactions are participating securities.  The new guidance clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  The new guidance was adopted on January 1, 2009.  As a result, net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and earnings per share (basic and diluted) are adjusted for an allocation of net income to unvested restricted stock awards, including retrospective application to prior periods.  For the years ended December 31, 2009, 2008 and 2007, approximately $1.3 million, $1.3 million and $1.1 million, respectively, of net income was attributable to unvested restricted stock awards.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued new accounting literature with respect to the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  On January 1, 2009, we adopted the new guidance which affect our outstanding 3.70% unsecured convertible notes (“3.70% Unsecured Convertible Notes”), that may be settled wholly or partially in cash.  The new guidance, among other things, requires that instruments within its scope be separated into their liability and equity components as of the issuance date of the instrument by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method over a period of five years through January 2012 (the first date the holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes).  As of the issuance date of the 3.70% Unsecured Convertible Notes, we determined the effective interest rate of the notes to be 5.96% and approximately $43.8 million of the 3.70% Unsecured Convertible Notes was classified as equity.  The new guidance also requires retrospective application to prior periods.  For the years ended December 31, 2009, 2008 and 2007, we incurred additional non-cash interest expense related to our 3.70% Unsecured Convertible Notes, net of amounts capitalized, of approximately $3.5 million, $6.6 million and $7.4 million, respectively, as a result of adopting the new guidance.

In December 2007, the FASB issued new accounting literature with respect to the accounting for noncontrolling interests in consolidated financial statements.  The new guidance, among other things, requires all entities to report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  If noncontrolling interests are determined to be redeemable, they are classified as temporary equity and reported at an amount no less than the redemption value at each balance sheet date.  The new guidance also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  In addition, the new guidance requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control.  Purchases or sales of an interest in an entity that results in a change of control is recognized at fair value with gains or losses included in net income.  The new guidance was adopted on January 1, 2009 and applied retrospectively to prior periods.  The retrospective application of the presentation and disclosure requirements resulted in a reclassification of noncontrolling interests determined not to be redeemable to a separate component of total equity (including an allocation of accumulated other comprehensive income to noncontrolling interests) and net income attributable to noncontrolling interests is shown as a reduction from net income in calculating net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders.  The retrospective application of the presentation and disclosure requirements of the new guidance did not impact net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders or earnings per share for the years ended December 31, 2009, 2008 and 2007.

2.   Basis of presentation and summary of significant accounting policies (continued)

Retrospective adjustments from adoption of accounting pronouncements (continued)

The following financial statement line items were affected by the adoption of the new accounting literature related to convertible notes, noncontrolling interests and participating securities (in thousands, except for per share data):

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Income statement data:
Interest expense	$81,271	$77,723	$84,108	$77,537
Income from continuing operations	136,430	132,931	101,060	103,832
Net income	141,648	138,149	120,097	122,869
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	104,974	109,792	90,746	98,644
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	2.72	2.85	2.87	3.12
Diluted	2.72	2.84	2.86	3.09

	Year Ended
	December 31, 2007
	After Adoption	Before Adoption
Income statement data:
Interest expense	$92,270	$84,857
Income from continuing operations	75,966	79,710
Net income	89,980	93,724
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	70,417	78,905
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	2.37	2.66
Diluted	2.36	2.63

	December 31, 2009		December 31, 2008
	After Adoption	Before Adoption	After Adoption	Before Adoption
Balance sheet data:
Construction in progress	$1,400,795	$1,395,879	$1,398,895	$1,397,423
Other assets	126,696	127,053	114,991	115,636
3.70% unsecured convertible notes	368,027	384,700	431,145	460,000
Minority interest	–	82,728	–	75,021
Redeemable noncontrolling interests	41,441	–	33,963	–
Additional paid-in capital	1,977,062	1,954,934	1,407,294	1,377,448
Noncontrolling interests	41,230	–	41,090	–

2. Basis of presentation and summary of significant accounting policies (continued)

Fair value

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs” and 3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The carrying amounts of cash and cash equivalents, tenant security deposits and other restricted cash, tenant receivables, other assets, accounts payable and accrued expenses approximate fair value.  As described in Note 8, our interest rate hedge agreements have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  As of December 31, 2009 and 2008, the book and fair values of our secured notes payable, unsecured line of credit, unsecured term loan and unsecured convertible notes were as follows (in thousands):

	December 31,
	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
Secured notes payable	$937,017	$909,367	$1,081,963	$1,050,551
Unsecured line of credit and unsecured term loan	1,226,000	1,175,512	1,425,000	1,333,215
Unsecured convertible notes	583,929	615,572	431,145	312,800

Operating segment

We are engaged in the business of providing office/laboratory space for lease to the life science industry.  Our properties are similar in that they provide space for lease to the life science industry, consist of office/laboratory improvements that are generic and reusable for the life science industry, are located in key life science cluster markets and have similar economic characteristics. Our chief operating decision maker, reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessing our operating performance.  The financial information disclosed herein represents all of the financial information related to our principal operating segment.

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties and one development parcel in Canada and two development parcels in China.  The functional currency for our foreign subsidiaries operating in Canada and China is the local currency.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of total equity.

2. Basis of presentation and summary of significant accounting policies (continued)

International operations (continued)

The appropriate amounts of foreign exchange rate gains or losses included in accumulated other comprehensive income (loss) will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net, land held for future development, construction in progress and discontinued operations

In December 2007, the FASB issued new accounting literature with respect to business combinations.  This new accounting literature was adopted prospectively beginning on January 1, 2009.  In accordance with the new guidance, we recognize assets acquired (including the intangible values to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  The values of acquired in-place leases are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred. Prior to the adoption of the new guidance related to business combinations, the purchase price was allocated based upon relative fair values and acquisition-related costs on successful acquisitions were capitalized and amortized over the estimated useful lives of the assets acquired.

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

The values of acquired above and below market leases are amortized over the terms of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  For the years ended December 31, 2009, 2008 and 2007, we recognized a net increase in rental income of approximately $9,448,000, $9,509,000 and $7,572,000, respectively, for the amortization of acquired above and below market leases. The value of acquired above and below market leases, less accumulated amortization, was approximately $27,746,000 and $37,194,000 as of December 31, 2009 and 2008, respectively.  The weighted average amortization period of acquired leases was approximately 4.0 years as of December 31, 2009.  The estimated aggregate annual amortization of acquired leases for each of the five succeeding years is approximately $5,264,000 for 2010, $4,009,000 for 2011, $3,467,000 for 2012, $3,415,000 for 2013 and $3,323,000 for 2014.

During the year ended December 31, 2009, we recognized income of approximately $7,242,000 for a cash payment related to real estate acquired in November 2007.  This amount is classified in other income on the accompanying consolidated statements of income.

We are required to capitalize construction, redevelopment and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the project while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment or construction activity cease, interest, property taxes, insurance and other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

2. Basis of presentation and summary of significant accounting policies (continued)

Rental properties, net, land held for future development, construction in progress and discontinued operations (continued)

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

Rental properties, net, land held for future development, construction in progress and intangibles are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, land held for future development and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.  Based upon our evaluation, we recognized a non-cash impairment charge of approximately $4,650,000 during the year ended December 31, 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market. This non-cash impairment charge is classified in income from discontinued operations, net, in the accompanying consolidated statements of income.

Conditional asset retirement obligations

Some of our properties may contain asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. Conditional asset retirement obligations totaled approximately $10.6 million and $10.9 million as of December 31, 2009 and 2008, respectively, and are included in accounts payable, accrued expenses and tenant security deposits in the accompanying consolidated balance sheets.

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.  The majority of our cash and cash equivalents are held at major commercial banks in accounts that may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000.  We have not experienced any losses to date on our invested cash.

2. Basis of presentation and summary of significant accounting policies (continued)

Tenant security deposits and other restricted cash

Tenant security deposits and other restricted cash consisted of the following (in thousands):

	December 31,
	2009	2008
Funds held in trust under the terms of certain secured notes payable	$19,340	$16,118
Funds held in escrow related to construction projects	24,054	49,499
Other restricted funds	3,897	2,165
Total	$47,291	$67,782

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor and we are deemed to have influence over the entities’ operating and financial policies. Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. As of December 31, 2009 and 2008, our ownership percentages in the voting stock of each individual privately held entity were under 10%.

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

Leasing costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease.  Costs related to unsuccessful leasing opportunities are expensed.  Leasing costs, net of related amortization, totaled approximately $70,209,000 and $60,147,000 as of December 31, 2009 and 2008, respectively, and are included in other assets in the accompanying consolidated balance sheets.  The value of acquired in-place leases are included in the amounts immediately above and are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining term of the related lease.  The value of acquired in-place leases, net of related amortization, was approximately $8,177,000 and $12,184,000 as of December 31, 2009 and 2008, respectively.  The estimated annual amortization of the value of acquired in-place leases for each of the five succeeding years is approximately $2,528,000 for 2010, $1,689,000 for 2011, $1,101,000 for 2012, $925,000 for 2013 and $667,000 for 2014.

2. Basis of presentation and summary of significant accounting policies (continued)

Loan fees and costs

Fees and costs incurred in obtaining long term financing are amortized over the terms of the related loans and included in interest expense in the accompanying consolidated statements of income.  Loan fees and costs, net of related amortization, totaled approximately $23,706,000 and $21,018,000 as of December 31, 2009 and 2008, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Interest rate hedge agreements

We utilize interest rate hedge agreements, including interest rate swap and cap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  We recognize our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the hedged exposure, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate hedge agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Accounts payable, accrued expenses and tenant security deposits

As of December 31, 2009, accounts payable, accrued expenses and tenant security deposits included interest rate swap liabilities of approximately $49,946,000, accounts payable and accrued expenses of approximately $48,866,000, accrued construction costs of approximately $36,856,000 and acquired below market leases of approximately $27,746,000.  As of December 31, 2008, accounts payable, accrued expenses and tenant security deposits included interest rate swap liabilities of approximately $80,542,000, accounts payable and accrued expenses of approximately $86,161,000, accrued construction costs of $73,470,000 and acquired below market leases of approximately $37,194,000.

Accumulated other comprehensive (loss) income

Accumulated other comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	December 31,
	2009	2008
Unrealized gain on marketable securities	$7,280	$5,660
Unrealized loss on interest rate hedge agreements	(50,043)	(80,542)
Unrealized gain (loss) on foreign currency translation	9,033	(12,359)
Total	$(33,730)	$(87,241)

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

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2009 and 2008, we had no allowance for doubtful accounts.

Interest income

Interest income was approximately $1,503,000, $1,763,000 and $1,916,000 in 2009, 2008 and 2007, respectively, and is included in other income in the accompanying consolidated statements of income.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes 100% of its taxable income to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions, including jurisdictions located in the United States, Canada, China and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2005 through 2009.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of December 31, 2009, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any tax related interest expense or penalties for the years ended December 31, 2009, 2008 or 2007.

2. Basis of presentation and summary of significant accounting policies (continued)

Income taxes (continued)

During the years ended December 31, 2009, 2008 and 2007, we declared dividends on our common stock of $1.85, $3.18 and $3.04 per share, respectively.  During the year ended December 31, 2007, we declared dividends on our 9.10% series B cumulative redeemable preferred stock (“Series B Preferred Stock”) of $0.4108 per share.  During the years ended December 31, 2009, 2008 and 2007, we declared dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) of $2.09375 per share.  During the years ended December 31, 2009 and 2008, we declared dividends on our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) of $1.75 and $1.409722 per share, respectively.  See Note 11, Preferred Stock and Excess Stock.

The tax treatment of distributions on common stock paid in 2009 was as follows: (1) 98.8% ordinary dividend and (2) 1.2% return of capital.  Our tax return for 2009 is due on or before September 15, 2010, assuming we file for an extension of the due date.  The tax treatment of distributions on common stock paid in 2008 was as follows: (1) 81.1% ordinary dividend; (2) 6.6% capital gain at 15%; and (3) 12.3% return of capital.  The taxability information presented for our dividends paid in 2009 is based upon management’s estimate.  Our tax returns for previous tax years have not been examined by the Internal Revenue Service.  Consequently, the taxability of distributions and dividends is subject to change.  The information provided in this paragraph is unaudited.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows net income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income from continuing operations	$129,383	$97,261	$72,297
Income from discontinued operations, net	5,218	19,037	14,014
Net income attributable to Alexandria Real Estate Equities, Inc.	$134,601	$116,298	$86,311

Earnings per share, dividends declared and preferred stock redemption charge

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

We applied the if-converted method for our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”).  In applying the if-converted method, conversion is assumed for purposes of calculating diluted earnings per share if the effect would be dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes since they were anti-dilutive to earnings per share for the year ended December 31, 2009.

2. Basis of presentation and summary of significant accounting policies (continued)

Earnings per share, dividends declared and preferred stock redemption charge (continued)

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Year Ended December 31,
Numerator:	2009	2008	2007
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	$104,974	$90,746	$70,417
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–	–
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	–	5	6
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted earnings per share	$104,974	$90,751	$70,423
Denominator:
Weighted average shares of common stock outstanding – basic	38,586,909	31,653,829	29,668,231
Effect of dilutive securities:
Dilutive effect of stock options	13,160	111,226	163,782
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–	–
Weighted average shares of common stock outstanding – diluted	38,600,069	31,765,055	29,832,013
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.72	$2.87	$2.37
Diluted	$2.72	$2.86	$2.36
Dividends declared per common share	$1.85	$3.18	$3.04

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% Unsecured Convertible Notes when the average market price of our common stock is higher than the conversion price ($117.36 as of December 31, 2009). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred on the end of the reporting period pursuant to the treasury stock method.  For the years ended December 31, 2009, 2008 and 2007, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price of $117.36 as of December 31, 2009 related to our 3.70% Unsecured Convertible Notes and the impact of conversion would have been anti-dilutive.

The dilutive effect of our Series D Convertible Preferred Stock will be reflected in diluted earnings per share by application of the if-converted method.  For the years ended December 31, 2009, 2008 and 2007, the weighted average shares of common stock related to our Series D Convertible Preferred Stock have been excluded from diluted weighted average shares of common stock as the impact on diluted earnings per share was anti-dilutive.

During 2007, we recorded a charge of approximately $2,799,000 for costs related to the redemption of our Series B Preferred Stock.  This amount represents the excess of the fair value of the consideration transferred to the holders of our Series B Preferred Stock redeemed over the carrying amount of our Series B Preferred Stock and is subtracted from net earnings to determine net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the calculation of earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders.  The cost to issue our Series B Preferred Stock was recorded as a reduction to additional paid-in capital in the period that the preferred stock was issued.  Upon any redemption of our preferred stock, the respective offering costs, representing the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock, will be recognized as a dividend to preferred stockholders.  Additionally, dividends on preferred stock, are deducted from net income to arrive at net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders.

2. Basis of presentation and summary of significant accounting policies (continued)

Stock-based compensation expense

We have historically issued two forms of stock-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted stock awards.  We have not granted any options since 2002.  We recognize all stock-based compensation in the income statement based on the grant date fair value.  The fair value is recorded based on the market value of the common stock on the grant date and such cost is then recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We are required to compute stock-based compensation based on awards that are ultimately expected to vest and as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited.

Impact of recently issued accounting standards

In January 2010, the FASB issued an Accounting Standard Update (“ASU”) to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued an ASU to address diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The new guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively as opposed to a stock dividend that is retroactively applied by restating shares outstanding and earnings per share for all periods presented. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification became effective for interim or annual financial periods ending after September 15, 2009.  The adoption of the Codification did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting literature with respect to the consolidation of VIEs.  The new guidance impacts the consolidation guidance applicable to VIEs and among other things require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE and enhanced disclosures about a company’s involvement with a VIE.  The new guidance applies to our fiscal year beginning on January 1, 2010 and early adoption is prohibited.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In May 2009, the FASB issued new accounting literature with respect to subsequent events.  The new guidance, among other things, clarifies accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  We adopted the new guidance effective April 1, 2009 and the adoption did not have an impact on our consolidated financial statements.

3.   Rental properties, net, land held for future development and construction in progress

Our real estate consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$474,859	$450,812
Buildings and building improvements	3,249,866	3,013,315
Other improvements	179,230	180,286
Gross book value of real estate – operating properties	3,903,955	3,644,413
Less: accumulated depreciation	(520,647)	(428,690)
Rental properties, net	3,383,308	3,215,723
Land held for future development	255,025	109,478
Construction in progress	1,400,795	1,398,895
Real estate investments, net	$5,039,128	$4,724,096

As of December 31, 2009 and 2008, certain of our rental properties were encumbered by deeds of trust and assignments of rents and leases associated with the properties. See Note 5, Secured Notes Payable.  The net book values of encumbered rental properties, net as of December 31, 2009 and 2008 were approximately $1,304,235,000 and $1,324,011,000, respectively.

We lease space under noncancellable leases with remaining terms of up to 15 years.

As of December 31, 2009 and 2008, we had approximately $3.4 billion and $3.2 billion, respectively, of rental properties, net aggregating 11.2 million and 11.1 million rentable square feet, respectively.  Additionally, as of December 31, 2009 and 2008, we had approximately $255.0 million and $109.5 million, respectively, of land held for future development aggregating 4.8 million and 2.9 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance and other costs are expensed as incurred.

As of December 31, 2009 and 2008, we had approximately $1.4 billion undergoing preconstruction and construction activities, including development and redevelopment.  These projects are classified in the accompanying consolidated balance sheets as construction in progress.  As of December 31, 2009 and 2008, we had 575,152 and 590,057 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to office/laboratory space, including conversion of single tenancy to multi-tenancy spaces or multi-tenancy spaces to single tenancy space. In addition, as of December 31, 2009 and 2008, we had 980,000 and 875,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical above ground construction of office/laboratory properties.  Additionally, as of December 31, 2009 and 2008, we had an aggregate of 6.3 million and 7.6 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design and site work; activities prior to commencement of vertical construction of above ground shell and core) and new markets and other projects.  We are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the years ended December 31, 2009, 2008 and 2007 was approximately $76,884,000, $74,194,000 and $56,057,000, respectively. Total interest incurred for the years ended December 31, 2009, 2008 and 2007 was approximately $148,370,000, $152,765,000 and $144,898,000, respectively.

3.    Rental properties, net, land held for future development and construction in progress (continued)

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2009 are as follows (in thousands):

Year	Amount
2010	$319,794
2011	314,394
2012	260,268
2013	226,355
2014	196,786
Thereafter	675,473
$1,993,070

4.  Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies has been determined based upon the closing price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2009 and 2008, our ownership percentage in the voting stock of each individual entity was less than 10%.

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  As a result of these assessments, in 2008 we recognized aggregate non-cash impairment charges of $13,251,000 for other-than-temporary declines in the fair value of investments.

The following table summarizes our “available for sale” securities (in thousands):

	December 31,
	2009	2008
Adjusted cost of “available for sale” securities	$1,518	$699
Gross unrealized gains	7,417	5,660
Gross unrealized losses	(137)	–
Fair value of “available for sale” securities	$8,798	$6,359

Investments in “available for sale” securities with gross unrealized losses as of December 31, 2009 had been in a continuous unrealized loss position for less than twelve months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of our investment.  We believe that these unrealized losses are temporary and accordingly we have not recognized an other-than-temporary impairment related to “available for sale” securities as of December 31, 2009.

4.  Investments (continued)

Our investments in privately held entities as of December 31, 2009 and 2008 totaled approximately $64,084,000 and $55,502,000, respectively.  Of these totals, approximately $64,050,000 and $55,478,000, respectively, are accounted for under the cost method.  The remainder (approximately $34,000 and $24,000 as of December 31, 2009 and 2008, respectively) are accounted for under the equity method.   As of December 31, 2009 and 2008, there were no unrealized losses in our investments in privately held entities.

Net investment income of approximately $2,139,000, $8,005,000 and $11,700,000 was recognized in 2009, 2008 and 2007, respectively, and is included in other income in the accompanying consolidated statements of income.  Net investment income in 2009 consisted of equity in income related to investments in privately held entities accounted for under the equity method of approximately $39,000, gross realized gains of approximately $3,442,000 and gross realized losses of approximately $1,342,000.  Net investment income in 2008 consisted of equity in loss related to investments in privately held entities accounted for under the equity method of approximately $173,000, gross realized gains of approximately $8,841,000 and gross realized losses of approximately $663,000.  Net investment income in 2007 consisted of equity in loss related to investments in privately held entities accounted for under the equity method of approximately $330,000, gross realized gains of approximately $12,216,000 and gross realized losses of approximately $186,000.  For the years ended December 31, 2009, 2008 and 2007, approximately $2,272,000, $10,816,000 and $7,620,000, respectively, was reclassified from accumulated other comprehensive income to realized gains, net and is included in other income.

5. Secured notes payable

Secured notes payable totaled approximately $937.0 million and $1.1 billion as of December 31, 2009 and 2008, respectively. Our secured notes payable had weighted average interest rates of approximately 5.83% and 5.26% at December 31, 2009 and 2008, respectively, with maturity dates ranging from March 2010 to September 2033.

Our secured notes payable generally require monthly payments of principal and interest.  The total net book values of rental properties, net, land held for future development and construction in progress representing collateral for secured debt were approximately $1.4 billion and $1.8 billion as of December 31, 2009 and 2008, respectively.  At December 31, 2009, our secured notes payable were comprised of approximately $831.5 million and $105.5 million of fixed and variable rate debt, respectively, compared to approximately $785.5 million and $296.4 million of fixed and variable rate debt, respectively, at December 31, 2008.

Future principal payments due on secured notes payable as of December 31, 2009 were as follows (dollars in thousands):

Year	Amount (1)
2010	$35,982
2011	135,074
2012	41,117
2013	91,144
2014	216,952
Thereafter	416,748
$937,017

(1)   Assumes we exercise our sole right to extend the maturity dates of a secured note payable of approximately $28.5 million from January 1, 2011 to January 1, 2012, and a secured note payable of approximately $38.4 million from January 2, 2012 to April 6, 2013.  Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $39.3 million, of which approximately $17.6 million and $20.8 million mature in 2013 and 2014, respectively.  Also, amounts are net of unamortized discounts of approximately $2.1 million.

6.  Unsecured line of credit and unsecured term loan

Our $1.9 billion in unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of December 31, 2009, we had borrowings of $476 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 4.10%.

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

•                  minimum book value of $1.6 billion; and

•                  secured debt ratio less than 55.0%.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land and borrowings available under our unsecured line of credit and unsecured term loan for developments, land and encumbered assets.  As of December 31, 2009 and 2008, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties.  As of December 31, 2009, aggregate unsecured borrowings were limited to approximately $2.8 billion.

7.  Unsecured convertible notes

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

7.  Unsecured convertible notes (continued)

8.00% Unsecured Convertible Notes (continued)

At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock. This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009. The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock. As of December 31, 2009, there was no change from the initial conversion rate of our 8.00% Unsecured Convertible Notes. The number of shares on which the aggregate consideration to be delivered upon conversion was approximately 5,797,000 shares as of December 31, 2009.

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

Our 8.00% Unsecured Convertible Notes have been separated into their liability and equity components as of the issuance date by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the effective interest method over a period of five years through April 2014 (the first date the holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their notes). As of the issuance date of the 8.00% Unsecured Convertible Notes, we determined the effective interest rate of the notes to be 11.0% and approximately $26.2 million of the 8.00% Unsecured Convertible Notes was classified as equity. As of December 31, 2009, the carrying amount of the equity component was approximately $26.2 million. For the year ended December 31, 2009, the amount of interest cost recognized for the period, before the impact of capitalized interest, relating to the contractual interest coupon and amortization of the discount on the liability component was approximately $13.0 million and $2.9 million, respectively. As of December 31, 2009, the book value of the 8.00% Unsecured Convertible Notes was approximately $215.9 million, net of an unamortized discount of approximately $24.1 million. Based on the December 31, 2009 closing stock price of our common stock and the December 31, 2009 conversion price of the 8.00% Unsecured Convertible Notes, the if-converted value of the notes exceeded the principal amount by approximately $132.7 million as of December 31, 2009.

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

7.  Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock. This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007. The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock. As of December 31, 2009, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

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

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million. As a result of the repurchases, we recognized a gain on early extinguishment of debt of approximately $11.3 million, net of approximately $860,000 in unamortized issuance costs. The gain is classified as gain on early extinguishment of debt in the accompanying consolidated income statements. As of December 31, 2009 and 2008, the carrying value of the equity component of the 3.70% Unsecured Convertible Notes was approximately $43.5 million and $43.8 million, respectively.

For the years ended December 31, 2009, 2008 and 2007, the amount of interest cost recognized, before the impact of capitalized interest, relating to the contractual interest coupon of our 3.70% Unsecured Convertible Notes was approximately $15.1 million, $17.0 million and $15.3 million, respectively. Additionally, for the years ended December 31, 2009, 2008 and 2007, the amount of interest cost recognized, before the impact of capitalized interest, relating to the amortization of the discount on the liability component of our 3.70% Unsecured Convertible Notes was approximately $7.9 million, $8.4 million and $7.6 million, respectively. As of December 31, 2009 and 2008, the book value of the 3.70% Unsecured Convertible Notes was approximately $368.0 million and $431.1 million, respectively, net of an unamortized discount of approximately $16.7 million and $28.9 million, respectively. Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, shares of our common stock. Based on the December 31, 2009 closing stock price of our common stock of and the December 31, 2009 conversion price of the 3.70% Unsecured Convertible Notes, the if-converted value of the notes did not exceed the principal amount as of December 31, 2009, and accordingly, no shares of our common stock would be issued if the notes were settled on December 31, 2009.

8. Interest rate hedge agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate hedge agreements.  Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our LIBOR-based borrowings.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges. Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.  Interest rate cap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of our interest rate hedge agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the years ended December 31, 2009 and 2008, our interest rate hedge agreements were used to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the years December 31, 2009, 2008 and 2007, our interest rate hedge agreements were 100% effective, thus we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

As of December 31, 2009 and 2008, our interest rate swap agreements were classified in accounts payable, accrued expenses and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $49.9 million and $80.5 million, respectively, which includes accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized gain (loss) in accumulated other comprehensive loss in total equity.  Also, during the year ended December 31, 2009, we entered into an interest rate cap agreement with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  This agreement sets a ceiling on one-month LIBOR at 2.50% related to one secured note.  The interest rate cap agreement was classified in other assets based upon its fair value aggregating an asset balance of approximately $189,000 as of December 31, 2009.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive income are recognized in earnings in the periods that the forecasted hedge transactions affect earnings.  For the years ended December 31 2009 and 2008 approximately $37.5 million and $14.9 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  For the year ended December 31, 2007, approximately $3.6 million was reclassified from accumulated other comprehensive income to interest expense as an decrease to interest expense. During the next 12 months, we expect to reclassify approximately $28.6 million from accumulated other comprehensive income (loss) to interest expense as an increase to interest expense.

8. Interest rate hedge agreements (continued)

As of December 31, 2009, we had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2009	Fair Values
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(4,948)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,389)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,733)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,195)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(2,103)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,255)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(1,255)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,018)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,020)
October 2008	October 16, 2008	January 31, 2010	2.755	100,000	100,000	(203)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(2,391)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(2,395)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(2,693)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(7,496)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(7,493)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(4,359)
Total					$828,500	$(49,946)

The fair value of our interest rate hedge agreements is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap agreement.  The variable interest rate used in the calculation of projected receipts on the interest rate cap agreement is based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements. In adjusting the fair value of our interest rate hedge agreements for the effect of non-performance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts and guarantees.

9. Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code.  In addition to employee contributions, we have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $809,000, $1,289,000 and $941,000, respectively, for the years ended December 31, 2009, 2008 and 2007. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the Company.

9. Commitments and contingencies (continued)

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  We have not experienced any losses to date on our invested cash.

We are dependent on rental income from relatively few tenants in the life science industry.  The inability of any single tenant to make its lease payments could adversely affect our operations.  As of December 31, 2009, we held 417 leases with a total of 342 tenants and 74 of our 156 properties were each leased to a single tenant.  At December 31, 2009, our three largest tenants accounted for approximately 17.1% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits.  In addition to security deposits held in cash, we held approximately $40.9 million in irrevocable letters of credit available from certain tenants as security deposits for 156 leases as of December 31, 2009.

Commitments

As of December 31, 2009, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and generic office/laboratory infrastructure improvements under the terms of leases approximated $186.8 million.  We expect payments for these obligations to occur over the next one to three years, subject to capital planning adjustments from time to time.  We were also committed to fund approximately $48.3 million for certain investments over the next six years.

As of December 31, 2009, we were committed under the terms of ground leases for 19 of our properties and three land development parcels.  These lease obligations aggregate approximately $6.6 million in 2010, $7.6 million in 2011, $8.2 million in 2012 and $8.6 million in 2013, $8.4 million in 2014 and $572.0 million thereafter, and have remaining lease terms from 23 to 97 years, exclusive of extension options.  In addition, as of December 31, 2009, we were committed under the terms of certain operating leases for our headquarters and field offices.  These lease obligations totaling approximately $3.3 million as of December 31, 2009 have remaining lease terms of less than one year up to three years, exclusive of extension options.

10.  Issuances of common stock

In September 2009, we sold 4,600,000 shares of our common stock in a follow-on offering (including shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $53.25 per share, resulting in aggregate proceeds of approximately $233.5 million (after deducting underwriters’ discounts and other offering costs).

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

11.  Preferred stock and excess stock

Series B Preferred Stock

In January 2002, we completed a public offering of 2,300,000 shares of our Series B Preferred Stock (including the shares issued upon exercise of the underwriters’ over-allotment option).   The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $55.1 million (after deducting underwriters’ discounts and other offering costs).   The dividends on our Series B Preferred Stock were cumulative and accrue from the date of issuance.  We paid dividends quarterly in arrears at an annual rate of $2.275 per share.  Our Series B Preferred Stock had no stated maturity, were not subject to any sinking fund or mandatory redemption and were not redeemable prior to January 22, 2007, except in order to preserve our status as a REIT.  Investors in our Series B Preferred Stock generally had no voting rights.

In February 2007, we called for redemption of our Series B Preferred Stock.  The Series B Preferred Stock was redeemed in March 2007 at a redemption price equal to $25.00 per share plus $0.4107639 per share representing accumulated and unpaid dividends to the redemption date.  As discussed in Note 2, we recorded a charge of approximately $2,799,000 for costs related to the redemption of the Series B Preferred Stock.

Series C Preferred Stock

In June 2004, we completed a public offering of 5,185,500 shares of our Series C Preferred Stock (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters’ discounts and other offering costs).  The dividends on our Series C Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $2.09375 per share.  Our Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT.  Investors in our Series C Preferred Stock generally have no voting rights.  On or after June 29, 2009, we may, at our option, redeem our Series C Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Series D Convertible Preferred Stock

In March and April 2008, we completed a public offering of 10,000,000 shares of Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $242 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2009 the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

11.  Preferred stock and excess stock (continued)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 15,185,500 shares were issued and outstanding as of December 31, 2009.  In addition, 200,000,000 shares of “excess stock” (as defined) are authorized, none of which were issued and outstanding at December 31, 2009.

12.  Stock plan

1997 Stock plan

In 1997, we adopted a stock option and incentive plan for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the Company by providing employees the opportunity to acquire common stock pursuant to (1) options to purchase common stock and (2) share awards.  In May 2008, we amended and restated the 1997 stock option and incentive plan (the “Restated 1997 Stock Plan”) to increase the number of shares reserved for the grant of awards and extend the term of the Restated 1997 Stock Plan to May 2018, among other amendments.  As of December 31, 2009, a total of 629,896 shares were reserved for the granting of future options and share awards under the Restated 1997 Stock Plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. The options outstanding under the Restated 1997 Stock Plan expire at various dates through October 2012. We have not granted any stock options since 2002.

A summary of the stock option activity under our Restated 1997 Stock Plan and related information for the years ended December 31, 2009, 2008 and 2007 follows:

	2009		2008		2007
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	186,054	$43.88	255,345	$41.80	338,680	$38.20
Granted	–	–	–	–	–	–
Exercised	(67,829)	44.46	(69,291)	36.22	(83,335)	27.16
Forfeited	–	–	–	–	–	–
Outstanding at end of year	118,225	$43.55	186,054	$43.88	255,345	$41.80
Exercisable at end of year	118,225	$43.55	186,054	$43.88	255,345	$41.80
Weighted average fair value of options granted		$–		$–		$–

12. Stock plan (continued)

1997 Stock plan (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Range of Exercise Prices	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$31.88 - $42.40	$38.55	40,725	1.4
$42.74 - $43.50	43.43	27,500	2.3
$47.69 - $47.69	47.69	50,000	2.5
$31.88 - $47.69	$43.55	118,225	2.1

The aggregate intrinsic value of options outstanding as of December 31, 2009 was approximately $2.5 million.

In addition, the Restated 1997 Stock Plan permits us to issue share awards to our employees and non-employee directors.  A share award is an award of common stock, that (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code.  Shares issued generally vest over a three-year period from the date of issuance and the sale of the shares is restricted prior to the date of vesting.  The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period.

As of December 31, 2009 and 2008 there were 455,182 and 475,421 shares, respectively, of nonvested awards outstanding. During 2009, we granted 312,661 shares of common stock, 331,650 share awards vested and 1,250 shares were forfeited.  During 2008, we granted 230,663 shares of common stock, 209,523 share awards vested and 3,675 shares were forfeited.  During 2007, we granted 294,376 shares of common stock, 275,487 share awards vested and 5,282  shares were forfeited.  The weighted average grant-date fair value of share awards g    ranted during 2009 was approximately $53.14 per share, and the total fair value of share awards vested, based on the market price on the vesting date, was approximately $16.4 million.  As of December 31, 2009, there was $26.7 million of unrecognized compensation related to nonvested share awards under the Restated 1997 Stock Plan, which is expected to be recognized over the next three years and has a weighted average period of approximately twelve months.  Capitalized stock compensation was approximately $8,774,000, $7,019,000 and $8,677,000 in 2009, 2008 and 2007, respectively, and is included as a reduction of general and administrative costs in the accompanying consolidated statements of income.

13.  Noncontrolling interests

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

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss. Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of redeemable noncontrolling interests is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent previously recorded increases have been recorded pursuant to the preceding sentence.  As of December 31, 2009 and 2008, the redeemable noncontrolling interest balances were approximately $41.4 million and $34.0 million, respectively.  The remaining noncontrolling interests aggregating approximately $41.2 million and $41.1 million as of and December 31, 2009 and 2008, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

13.  Noncontrolling interests (continued)

As of December 31, 2009 and 2008, we were the primary beneficiary of a VIE that owns a development parcel with a carrying value of approximately $92.3 million and $88.0 million, respectively.  The development parcel serves as collateral for a non-recourse secured loan that had balances of approximately $38.4 million and $50.7 million at December 31, 2009 and 2008, respectively, and matures in April 2013, assuming we exercise our sole right to extend the maturity date from the original maturity date of January 2012.  We may, in certain circumstances, be obligated to provide additional capital to the VIE in accordance with the operating agreement.  As of December 31, 2009 and 2008, the noncontrolling interest balance related to this entity was approximately $23.9 million and $15.3 million, respectively, and is reflected in redeemable noncontrolling interests in the accompanying consolidated balance sheets.

14.       Non-cash transactions

During the year ended December 31, 2008, building improvements and equipment aggregating $13,407,000 were transferred to the Company in a non-cash transaction.  The amount of building improvements and equipment recognized in this transaction were determined based upon the estimated fair value of the improvements received.  This amount is also recognized as additional rental income amortized over the remaining term of the applicable lease.

During the year ended December 31, 2007, our non-cash transaction related to the acquisition of one property located in the Eastern Massachusetts market.  We paid approximately $92.1 million for the property which comprised of an aggregate purchase price of approximately $150.0 million less the assumption of a secured note payable of approximately $57.9 million.

15.  Discontinued operations

The following is a summary of income from discontinued operations, net and net assets (liabilities) of discontinued operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Total revenue	$7,892	$11,347	$19,711
Operating expenses	2,700	3,273	5,695
Revenue less operating expenses	5,192	8,074	14,016
Interest expense	1,002	2,439	3,530
Depreciation expense	1,599	2,349	4,448
Subtotal	2,591	3,286	6,038
Gain/loss on properties “held for sale” and sales of property, net	2,627	15,751	7,976
Income from discontinued operations, net	$5,218	$19,037	$14,014

	December 31,
	2009	2008
Properties “held for sale,” net	$30,583	$9,189
Other assets	1,591	54
Total assets	$32,174	$9,243
Total liabilities	1,596	13,966
Net assets (liabilities) of discontinued operations	$30,578	$(4,723)

Income from discontinued operations, net for 2009 includes the results of operations of three properties that were classified as “held for sale” as of December 31, 2009 and four properties sold during 2009.  Income from discontinued operations, net for 2008 includes the results of operations of three properties that were classified as “held for sale” as of December 31, 2009, four properties sold during 2009 and eight properties sold during 2008.  During 2008, we recorded a non-cash impairment charge of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market that has been included in the gain/loss on properties “held for sale” and sales of property, net above.  We sold the industrial building located in a suburban submarket south of Boston and the office building located in the San Diego market in 2008.  Income from discontinued operations, net for 2007 includes the results of operations of three properties that were classified as “held for sale” as of December 31, 2009, four properties sold during 2009, eight properties sold during 2008 and four properties and four land parcels sold during 2007.

16.  Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2009 and 2008 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2009
Revenues (1)	$130,760	$120,406	$114,605	$114,369
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,768	$32,298	$18,203	$21,650

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic (2)	$1.01	$0.83	$0.47	$0.50
Diluted (2)	$1.01	$0.82	$0.47	$0.49

	Quarter
	First	Second	Third	Fourth
2008 (3)
Revenues (1)	$107,251	$107,351	$112,531	$124,504
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,769	$19,420	$19,318	$19,224

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic (2)	$1.04	$0.61	$0.61	$0.61
Diluted (2)	$1.03	$0.61	$0.61	$0.60

(1)       All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q’s to reclassify amounts related to discontinued operations.  See Note 15, Discontinued Operations.

(2)          Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the change in the number of common shares outstanding.

(3)          All periods include the retrospective impact of new accounting literature adopted on January 1, 2009 related to accounting for and disclosure of convertible debt, noncontrolling interests and participating securities.  See Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

Alexandria Real Estate Equities, Inc.

Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

			Costs
			Capitalized
			Subsequent
	Initial Costs		to Acquisition	Total Costs
		Buildings &	Buildings &		Buildings &		Accumulated			Year Built/
Property Name	Land	Improvements	Improvements	Land	Improvements	Total (19)	Depreciation (1)	Encumbrances (20)		Renovated

California - San Diego	$3,091	$5,546	$14,462	$3,091	$20,008	$23,099	$(3,931)	$-		1940’s/2002
California - San Diego	1,321	5,960	7,989	1,321	13,949	15,270	(4,199)	-		1971/2003
California - San Diego	1,013	-	16,978	1,013	16,978	17,991	(7,963)	-	(17)	2000
California - San Diego	620	9,531	9,717	620	19,248	19,868	(3,154)	-		1962/2005
California - San Diego	1,101	7,496	1,849	1,101	9,345	10,446	(8,238)	-		1986/2000
California - San Diego	1,137	8,850	8,596	1,137	17,446	18,583	(4,196)	-		1991
California - San Diego	463	1,840	2,857	463	4,697	5,160	(1,676)	-	(3)	1983/1998
California - San Diego	2,548	13,638	328	2,548	13,966	16,514	(5,608)	8,800		1989
California - San Diego	2,248	10,952	15,075	2,248	26,027	28,275	(3,136)	-	(17)	1998/2006
California - San Diego	1,122	-	3,908	1,122	3,908	5,030	(957)	-		2000
California - San Diego	1,683	-	5,751	1,683	5,751	7,434	(1,785)	-		1999
California - San Diego	733	2,273	1,878	733	4,151	4,884	(2,551)	-		1997
California - San Diego	444	1,699	1,924	444	3,623	4,067	(1,407)	-		late 1970’s/1999
California - San Diego	651	1,375	1,935	651	3,310	3,961	(1,681)	-		1978/1999
California - San Diego	275	8,621	3,679	275	12,300	12,575	(3,028)	84,958	(2)	1987/2003
California - San Diego	320	10,070	2,979	320	13,049	13,369	(4,035)	-	(2)	1987/2000
California - San Diego	258	8,170	9,674	258	17,844	18,102	(4,357)	-	(2)	1987/2000
California - San Diego	455	2,581	2,394	455	4,975	5,430	(685)	8,419	(3)	1981
California - San Diego	754	4,288	4,109	754	8,397	9,151	(876)	-	(3)	1981/1998
California - San Diego	515	1,566	2,575	515	4,141	4,656	(1,176)	-		early 1980’s/2001
California - San Diego	4,246	16,165	19,991	4,246	36,156	40,402	(3,917)	9,002		1986/1998
California - San Diego	1,984	10,397	238	1,984	10,635	12,619	(1,581)	-	(2)	1987/2001
California - San Diego	3,492	18,285	270	3,492	18,555	22,047	(2,408)	13,678	(4)	1999/2000
California - San Diego	7,393	27,950	39	7,393	27,989	35,382	(1,825)	-	(17)	1990/2007
California - San Diego	9,967	37,000	2,941	9,967	39,941	49,908	(2,513)	-		2001
California - San Diego	9,609	41,438	11	9,609	41,449	51,058	(2,558)	-		2001
California - San Diego	9,994	37,099	54	9,994	37,153	47,147	(2,503)	-		1985/2005
California - San Diego	6,991	25,243	99	6,991	25,342	32,333	(1,879)	-		1986
California - San Francisco Bay	3,211	8,665	11,994	3,211	20,659	23,870	(5,274)	-		1962/2002
California - San Francisco Bay	-	6,628	8,450	-	15,078	15,078	(5,674)	-		1968/2000
California - San Francisco Bay	-	21,323	22,356	-	43,679	43,679	(10,793)	-		1980/2003
California - San Francisco Bay	3,519	-	14,872	3,519	14,872	18,391	(8,131)	30,186	(5)	2001
California - San Francisco Bay	3,519	-	7,715	3,519	7,715	11,234	(2,735)	-	(5)	2001
California - San Francisco Bay	7,730	24,397	35	7,730	24,432	32,162	(4,789)	140,328	(6)	2000
California - San Francisco Bay	4,187	14,020	36	4,187	14,056	18,243	(4,192)	-	(6)	2002
California - San Francisco Bay	8,250	33,846	4,265	8,250	38,111	46,361	(3,962)	-	(6)	2006
California - San Francisco Bay	-	19,154	1,274	-	20,428	20,428	(3,050)	-	(2)	1962/2002
California - San Francisco Bay	12,279	-	93,480	12,279	93,480	105,759	(954)	-		2007
California - San Francisco Bay	9,313	-	104,028	9,313	104,028	113,341	(5,332)	-		2007
California - San Francisco Bay	7,038	39,704	3,815	7,038	43,519	50,557	(6,082)	-	(6)	2001
California - San Francisco Bay	4,800	6,693	9,350	4,800	16,043	20,843	(1,327)	-		1982
California - San Francisco Bay	5,802	6,218	8,318	5,802	14,536	20,338	(961)	-		early 1980’s
California - San Francisco Bay	25,258	48,796	3,881	25,258	52,677	77,935	(4,076)	-		1999
California - San Francisco Bay	38,911	75,337	13,572	38,911	88,909	127,820	(5,396)	-		2001
Eastern Massachusetts	-	6,247	2,349	-	8,596	8,596	(1,942)	-	(7)	1880/1991
Eastern Massachusetts	960	3,032	9,210	960	12,242	13,202	(2,109)	-		1975

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

			Costs
			Capitalized
			Subsequent
	Initial Costs		to Acquisition	Total Costs
		Buildings &	Buildings &		Buildings &		Accumulated			Year Built/
Property Name	Land	Improvements	Improvements	Land	Improvements	Total (19)	Depreciation (1)	Encumbrances (20)		Renovated

Eastern Massachusetts	2,734	14,567	5,601	2,734	20,168	22,902	(5,833)	-		1991
Eastern Massachusetts	2,352	14,173	2,961	2,352	17,134	19,486	(5,291)	-		1993
Eastern Massachusetts	651	-	20,937	651	20,937	21,588	(8,923)	-		2000
Eastern Massachusetts	3,360	7,316	14,758	3,360	22,074	25,434	(9,879)	-		1978/2001
Eastern Massachusetts	1,475	7,194	11,429	1,475	18,623	20,098	(6,846)	34,526	(7)	1972/2002
Eastern Massachusetts	-	-	21,801	-	21,801	21,801	(7,362)	-		2002
Eastern Massachusetts	-	-	21,586	-	21,586	21,586	(4,012)	-		2002
Eastern Massachusetts	6,047	5,146	40,705	6,047	45,851	51,898	(6,597)	-		1980/2003
Eastern Massachusetts	2,567	4,522	9,764	2,567	14,286	16,853	(2,566)	-	(2)	1972
Eastern Massachusetts	1,578	10,195	1,037	1,578	11,232	12,810	(1,563)	8,680	(8)	1929/2003
Eastern Massachusetts	228	1,501	327	228	1,828	2,056	(302)	-	(8)	1940/2003
Eastern Massachusetts	876	5,033	92	876	5,125	6,001	(660)	-		1975/1997
Eastern Massachusetts	1,220	22,375	44	1,220	22,419	23,639	(2,709)	-		1977
Eastern Massachusetts	1,466	9,046	8,525	1,466	17,571	19,037	(1,714)	7,175		1982/1997
Eastern Massachusetts	1,341	8,448	659	1,341	9,107	10,448	(1,013)	5,237	(9)	1975/2000
Eastern Massachusetts	12,833	27,333	55	12,833	27,388	40,221	(3,196)	-		1999
Eastern Massachusetts	750	3,312	37	750	3,349	4,099	(390)	2,349	(10)	1972/2001
Eastern Massachusetts	2,749	7,679	7,507	2,749	15,186	17,935	(1,324)	-		1907/1982
Eastern Massachusetts	1,440	5,238	15	1,440	5,253	6,693	(591)	-		1985/1996
Eastern Massachusetts	893	4,000	6,582	893	10,582	11,475	(638)	1,563	(11)	1975/2004
Eastern Massachusetts	-	3,554	7,114	-	10,668	10,668	(687)	-		1920
Eastern Massachusetts	1,278	7,057	488	1,278	7,545	8,823	(779)	-		1973/2000
Eastern Massachusetts	2,261	61,580	25,624	2,261	87,204	89,465	(7,639)	-		2001
Eastern Massachusetts	2,342	9,890	41	2,342	9,931	12,273	(1,288)	-		2006
Eastern Massachusetts	-	619,658	59,413	-	679,071	679,071	(52,773)	220,166	(12)	2006
Eastern Massachusetts	-	9,059	171	-	9,230	9,230	(806)	-		1920’s/1998
Eastern Massachusetts	804	5,835	-	804	5,835	6,639	(509)	-		1970/2006
Eastern Massachusetts	29,004	35,713	3,642	29,004	39,355	68,359	(2,821)	-		1895/2000
International - Canada	3,234	20,616	109	3,234	20,725	23,959	(2,500)	-		2004
International - Canada	7,722	23,280	97	7,722	23,377	31,099	(2,384)	-		1999
International - Canada	2,517	9,362	336	2,517	9,698	12,215	(969)	-		1969/2003
International - Canada	2,277	4,676	9,395	2,277	14,071	16,348	(663)	-		2007
New Jersey/Suburban Philadelphia	654	4,234	773	654	5,007	5,661	(1,583)	-	(7)	1989
New Jersey/Suburban Philadelphia	600	3,110	3,851	600	6,961	7,561	(4,092)	-		1983/1998
New Jersey/Suburban Philadelphia	621	4,258	2,971	621	7,229	7,850	(636)	-		1968
New Jersey/Suburban Philadelphia	1,289	12,039	70	1,289	12,109	13,398	(1,809)	-		1997/2004
New Jersey/Suburban Philadelphia	1,625	19,715	5,647	1,625	25,362	26,987	(2,541)	-		1975/1996/2002
New Jersey/Suburban Philadelphia	1,468	7,885	7	1,468	7,892	9,360	(448)	-		2007
New Jersey/Suburban Philadelphia	1,840	2,298	14,577	1,840	16,875	18,715	(6,020)	-	(7)	late 1960’s/1999
New Jersey/Suburban Philadelphia	1,075	1,438	4,647	1,075	6,085	7,160	(2,741)	-		1984/1999
Southeast	214	3,802	39	214	3,841	4,055	(1,082)	-		1976/1993
Southeast	337	5,794	3,090	337	8,884	9,221	(2,342)	-		1986
Southeast	288	5,789	6,074	288	11,863	12,151	(6,252)	-		1985
Southeast	288	5,899	9,885	288	15,784	16,072	(3,998)	-		1985
Southeast	161	3,409	2,726	161	6,135	6,296	(1,274)	-		1981
Southeast	-	376	41,296	-	41,672	41,672	(4,202)	-		2000

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

			Costs
			Capitalized
			Subsequent
	Initial Costs		to Acquisition	Total Costs
		Buildings &	Buildings &		Buildings &		Accumulated			Year Built/
Property Name	Land	Improvements	Improvements	Land	Improvements	Total (19)	Depreciation (1)	Encumbrances (20)		Renovated

Southeast	339	3,383	9,209	339	12,592	12,931	(2,661)	-		1995/2003
Southeast	363	9,101	8,886	363	17,987	18,350	(2,250)	-		2000
Southeast	363	8,734	47	363	8,781	9,144	(946)	-		2005
Southeast	713	12,827	611	713	13,438	14,151	(1,845)	7,911		1995
Southeast	785	11,546	4,952	785	16,498	17,283	(1,003)	-		2002
Southeast	951	3,982	581	951	4,563	5,514	(170)	-		1986/1996
Southeast	2,919	5,311	11,181	2,919	16,492	19,411	(333)	-		2003
Suburban Washington, D.C.	1,733	9,611	4,289	1,733	13,900	15,633	(5,407)	-		1967/2000
Suburban Washington, D.C.	1,129	6,941	2,428	1,129	9,369	10,498	(2,587)	-		1987
Suburban Washington, D.C.	3,281	14,416	1,581	3,281	15,997	19,278	(4,943)	22,545	(13)	1989/1997
Suburban Washington, D.C.	775	4,122	1,127	775	5,249	6,024	(1,453)	-	(14)	1981/1995
Suburban Washington, D.C.	2,672	11,007	21,879	2,672	32,886	35,558	(7,089)	-		1994/2005
Suburban Washington, D.C.	1,267	3,031	6,262	1,267	9,293	10,560	(6,234)	-	(13)	1982/1997
Suburban Washington, D.C.	900	2,732	3,663	900	6,395	7,295	(2,159)	-	(15)	1989
Suburban Washington, D.C.	2,117	21,946	12,660	2,117	34,606	36,723	(4,790)	-		2006
Suburban Washington, D.C.	748	3,609	1,701	748	5,310	6,058	(2,028)	-	(14)	1981/2003
Suburban Washington, D.C.	-	13,679	2,270	-	15,949	15,949	(5,321)	27,613	(14)	1990/2003
Suburban Washington, D.C.	2,463	493	23,593	2,463	24,086	26,549	(9,807)	25,807	(15)	2000
Suburban Washington, D.C.	376	3,192	2,503	376	5,695	6,071	(1,517)	-		1974/2000
Suburban Washington, D.C.	971	5,141	7,036	971	12,177	13,148	(3,656)	-		1980/2001
Suburban Washington, D.C.	947	5,092	5,423	947	10,515	11,462	(2,161)	-		1980/2003
Suburban Washington, D.C.	970	5,138	231	970	5,369	6,339	(1,335)	-		1981/2003
Suburban Washington, D.C.	983	6,638	300	983	6,938	7,921	(1,883)	-	(15)	1989/1992
Suburban Washington, D.C.	2,773	23,906	5,358	2,773	29,264	32,037	(3,296)	-		1999
Suburban Washington, D.C.	1,476	7,267	98	1,476	7,365	8,841	(977)	-		1963/1979
Suburban Washington, D.C.	1,812	3,982	298	1,812	4,280	6,092	(969)	-		1999
Suburban Washington, D.C.	5,607	63,291	18,560	5,607	81,851	87,458	(20,232)	76,000		1996/1998/2002
Suburban Washington, D.C.	1,647	13,258	4,699	1,647	17,957	19,604	(3,515)	-		1970/1992
Suburban Washington, D.C.	5,527	26,365	7,220	5,527	33,585	39,112	(4,424)	-		1982
Suburban Washington, D.C.	784	4,705	93	784	4,798	5,582	(579)	3,072	(16)	2000/2003
Suburban Washington, D.C.	2,924	19,664	523	2,924	20,187	23,111	(2,137)	-		1972/1983
Suburban Washington, D.C.	4,800	27,639	390	4,800	28,029	32,829	(8,972)	-	(17)	1992
Washington - Seattle	2,767	22,916	25,649	2,767	48,565	51,332	(15,008)	-		1975/1997
Washington - Seattle	2,119	11,275	3,228	2,119	14,503	16,622	(6,362)	-		1980/2000
Washington - Seattle	1,432	7,497	12,652	1,432	20,149	21,581	(4,701)	-		1929/2000
Washington - Seattle	4,240	31,232	26	4,240	31,258	35,498	(5,665)	119,830	(17)	1997
Washington - Seattle	1,570	15,917	14,929	1,570	30,846	32,416	(5,256)	-	(17)	1997
Washington - Seattle	6,940	-	62,567	6,940	62,567	69,507	(8,961)	-		2004
Washington - Seattle	2,157	1,645	9,079	2,157	10,724	12,881	(884)	-		1962
Washington - Seattle	1,700	344	251	1,700	595	2,295	(59)	-		1951
Washington - Seattle	8,525	20,064	406	8,525	20,470	28,995	(2,542)	28,500		1962/2000
Washington - Seattle	2,212	6,788	5,849	2,212	12,637	14,849	(877)	3,501	(18)	1998
Washington - Seattle	4,295	3,914	174	4,295	4,088	8,383	(319)	-		1927/1996
Washington - Seattle	10,997	7,901	348	10,997	8,249	19,246	(682)	-		1920/1996
Various	55,126	12,861	102,881	55,126	115,742	170,868	(7,803)	-

	$474,859	$2,183,600	$1,245,496	$474,859	$3,429,096	$3,903,955	$(520,647)	$889,846

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

(1)	The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvement.
(2)	Loan of $84,958 secured by six properties identified by this reference.
(3)	Loan of $8,419 secured by three properties identified by this reference.
(4)	The balance shown includes an unamortized premium of $255.
(5)	Loan of $30,186 secured by two properties identified by this reference.
(6)	Loan of $140,328 secured by four properties identified by this reference.
(7)	Loan of $34,526 secured by four properties identified by this reference.
(8)	Loan of $8,680 secured by two properties identified by this reference.
(9)	The balance shown includes an unamortized premium of $97.
(10)	The balance shown includes an unamortized premium of $92.
(11)	The balance shown includes an unamortized premium of $37.
(12)	The balance shown includes an unamortized discount of $2,736.
(13)	Loan of $22,545 secured by two properties identified by this reference.
(14)	Loan of $27,613 secured by three properties identified by this reference.
(15)	Loan of $25,807 secured by three properties identified by this reference.
(16)	The balance shown includes an unamortized premium of $78.
(17)	Loan of $119,830 secured by six properties identified by this reference.
(18)	The balance shown includes an unamortized premium of $38.
(19)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).
(20)	Excludes $47,171 of encumbrances primarily related to two assets included in construction in progress and one asset included in land held for future development.

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

	Rental Properties December 31,
	2009	2008	2007
Balance at beginning of period	$3,644,413	$3,413,314	$2,943,530
Purchase of rental properties	-	8,409	466,096
Sale of properties	(20,842)	(84,886)	(56,543)
Additions and net transfers from land held for future development and construction in progress	280,384	307,576	60,231
Balance at end of period	$3,903,955	$3,644,413	$3,413,314

	Accumulated Depreciation December 31,
	2009	2008	2007
Balance at beginning of period	$428,690	$356,018	$280,442
Depreciation expense on rental properties	98,351	89,506	82,496
Sale of properties	(6,394)	(16,834)	(6,920)
Balance at end of period	$520,647	$428,690	$356,018