Form 10-Q
period 2010-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2010-04-30
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of `“large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As of April 26, 2010, 44,297,646 shares of common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Investments in real estate:
Rental properties	$3,937,876	$3,903,955
Less: accumulated depreciation	(538,570)	(520,647)
Rental properties, net	3,399,306	3,383,308
Land held for future development	294,631	255,025
Construction in progress	1,326,865	1,400,795
Investment in unconsolidated real estate entity	34,421	–
Investments in real estate, net	5,055,223	5,039,128
Cash and cash equivalents	70,980	70,628
Restricted cash	35,832	47,291
Tenant receivables	2,710	3,902
Deferred rent	99,248	96,700
Investments	76,918	72,882
Other assets	127,623	126,696
Total assets	$5,468,534	$5,457,227

Liabilities and Equity
Secured notes payable	$884,839	$937,017
Unsecured line of credit and unsecured term loan	1,291,000	1,226,000
Unsecured convertible notes	586,975	583,929
Accounts payable, accrued expenses, and tenant security deposits	284,830	282,516
Dividends payable	21,709	21,686
Total liabilities	3,069,353	3,051,148

Redeemable noncontrolling interests	17,490	41,441

Alexandria Real Estate Equities, Inc. stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	439	438
Additional paid-in capital	1,987,512	1,977,062
Accumulated other comprehensive loss	(26,990)	(33,730)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	2,340,599	2,323,408
Noncontrolling interests	41,092	41,230
Total equity	2,381,691	2,364,638
Total	$5,468,534	$5,457,227

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Income Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Rental	$88,858	$104,011
Tenant recoveries	26,558	26,796
Other income	1,071	752
Total revenues	116,487	131,559

Expenses
Rental operations	31,651	32,434
General and administrative	9,481	9,418
Interest	17,562	20,199
Depreciation and amortization	29,735	31,242
Total expenses	88,429	93,293

Income from continuing operations	28,058	38,266

Income from discontinued operations, net	727	2,983

Net income	28,785	41,249

Net income attributable to noncontrolling interests	935	875
Dividends on preferred stock	7,089	7,089
Net income attributable to unvested restricted stock awards	219	517
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$20,542	$32,768

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.45	$0.92
Discontinued operations, net	0.02	0.09
Earnings per share – basic	$0.47	$1.01

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.45	$0.92
Discontinued operations, net	0.02	0.09
Earnings per share – diluted	$0.47	$1.01

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. Stockholders

	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2009	$129,638	$250,000	43,846,050	$438	$1,977,062	$-	$(33,730)	$41,230	$2,364,638	$41,441
Net income	-	-	-	-	-	27,850	-	613	28,463	322
Unrealized gain on marketable securities	-	-	-	-	-	-	337	-	337	-
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	1,027	-	1,027	80
Foreign currency translation	-	-	-	-	-	-	5,376	(1)	5,375	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(750)	(750)	(348)
Deconsolidation of investment in real estate entity (see Note 3)	-	-	-	-	-	-	-	-	-	(24,005)
Issuances pursuant to stock plan	-	-	73,918	1	5,193	-	-	-	5,194	-
Dividends declared on preferred stock	-	-	-	-	-	(7,089)	-	-	(7,089)	-
Dividends declared on common stock	-	-	-	-	-	(15,504)	-	-	(15,504)	-
Earnings in excess of distributions	-	-	-	-	5,257	(5,257)	-	-	-	-
Balance at March 31, 2010	$129,638	$250,000	43,919,968	$439	$1,987,512	$-	$(26,990)	$41,092	$2,381,691	$17,490

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income	$28,785	$41,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,738	31,446
Amortization of loan fees and costs	2,072	1,319
Amortization of debt premiums/discount	3,026	2,262
Amortization of acquired above and below market leases	(2,247)	(4,745)
Deferred rent	(4,135)	(1,509)
Stock compensation expense	2,731	3,022
Equity in income related to investments	(48)	(40)
Gain on sales of investments	(528)	(109)
Loss on sales of investments	7	489
Gain on sales of property	(24)	(2,234)
Changes in operating assets and liabilities:
Restricted cash	2,179	(334)
Tenant receivables	1,187	461
Other assets	(14,898)	(1,974)
Accounts payable, accrued expenses, and tenant security deposits	3,289	(14,528)
Net cash provided by operating activities	51,134	54,775

Investing Activities
Additions to properties	(96,322)	(132,788)
Proceeds from sales of properties	10,514	11,929
Change in restricted cash related to construction projects	9,048	14,690
Contributions to unconsolidated real estate entity	(764)	–
Transfer of cash to unconsolidated real estate entity upon deconsolidation	(154)	–
Additions to investments	(4,201)	(2,822)
Proceeds from investments	1,071	246
Net cash used in investing activities	(80,808)	(108,745)

Financing Activities
Proceeds from secured notes payable	–	1,082
Principal reductions of secured notes payable	(13,714)	(41,190)
Change in restricted cash related to financings	(2,786)	(1,344)
Principal borrowings from unsecured line of credit and term loan	80,000	206,000
Repayments of borrowings from unsecured line of credit	(15,000)	(276,000)
Proceeds from issuance of common stock	–	254,630
Proceeds from exercise of stock options	5,194	30
Dividends paid on common stock	(15,481)	(25,900)
Dividends paid on preferred stock	(7,089)	(7,089)
Distributions to redeemable noncontrolling interests	(348)	(351)
Redemption of redeemable noncontrolling interests	–	(1,052)
Distributions to noncontrolling interests	(750)	(726)
Net cash provided by financing activities	30,026	108,090
Net increase in cash and cash equivalents	352	54,120
Cash and cash equivalents at beginning of period	70,628	71,161
Cash and cash equivalents at end of period	$70,980	$125,281

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                 Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”) focused principally on cluster development through the ownership, operation, management, selective redevelopment, development, and acquisition of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.  Our asset base contains 161 properties approximating 12.7 million rentable square feet consisting of 156 properties approximating 11.8 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 865,000 rentable square feet.  In addition, our asset base will enable us to grow to approximately 24.0 million rentable square feet through additional ground-up development of approximately 11.3 million rentable square feet.

2.                 Basis of presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim condensed consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

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

2.                 Basis of presentation (continued)

Rental properties, net, land held for future development, and construction in progress

We recognize assets acquired (including the intangible values to above or below market leases, acquired in-place leases, tenant relationships and other intangible assets or liabilities), liabilities assumed and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  The values of acquired in-place leases are classified as leasing costs, included in other assets in the accompanying condensed consolidated balance sheets and amortized over the remaining terms of the related leases.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interests in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred.

We are required to capitalize construction, redevelopment, and development costs, including preconstruction costs, interest, property taxes, insurance, and other costs directly related and essential to the project while activities are ongoing to prepare an asset for its intended use.  Capitalization of interest and other direct project costs ceases after a project is substantially complete and ready for its intended use.  In addition, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other costs would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

Rental properties, net, land held for future development, construction in progress, and intangibles are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, land held for future development, and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.  We did not incur impairment charges for the three months ended March 31, 2010 and 2009.

Variable interest entity

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting literature with respect to variable interest entities (“VIEs”).  The new guidance impacts the consolidation guidance applicable to VIEs and among other things requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether a company is the primary beneficiary of a VIE, and enhanced disclosures about a company’s involvement with a VIE.  We prospectively adopted the new guidance on January 1, 2010.

We consolidate a VIE if it is determined that we are the primary beneficiary, an evaluation that we perform on an ongoing basis.  A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE.  Consideration of various factors includes, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation of the entity’s governing body, the size and seniority of our investment, our ability to participate in policy making decisions, and the rights of the other investors to participate in the decision making process, and to replace us as manager and/or liquidate the venture, if applicable.  Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.  See Note 3, Investments in Real Estate, Net.

2.                 Basis of presentation (continued)

Interest rate hedge agreements

We utilize interest rate hedge agreements, including interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  We recognize our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the hedged exposure, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate hedge agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Unrealized gain on marketable securities	$7,617	$7,280
Unrealized loss on interest rate hedge agreements	(49,016)	(50,043)
Unrealized gain on foreign currency translation	14,409	9,033
	$(26,990)	$(33,730)

The following table provides a reconciliation of comprehensive income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$28,785	$41,249
Unrealized gain on marketable securities	337	692
Unrealized gain on interest rate hedge agreements	1,107	11,331
Unrealized gain (loss) on foreign currency translation	5,375	(4,658)
Comprehensive income	35,604	48,614
Comprehensive income attributable to noncontrolling interests	1,014	867
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.	$34,590	$47,747

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

2.                 Basis of presentation (continued)

Income Taxes (continued)

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2010, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three months ended March 31, 2010 and 2009.

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

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	$20,542	$32,768
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	–	1
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted earnings per share	$20,542	$32,769
Denominator:
Weighted average shares of common stock outstanding – basic	43,821,765	32,478,671
Effect of dilutive securities:
Dilutive effect of stock options	35,748	19,436
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–
Weighted average shares of common stock outstanding – diluted	43,857,513	32,498,107
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.47	$1.01
Diluted	$0.47	$1.01
Dividends declared per common share	$0.35	$0.80

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

We applied the if-converted method for our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”).  In applying the if-converted method, conversion is assumed for purposes of calculating diluted earnings per share if the effect would be dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the three months ended March 31, 2010 since they were anti-dilutive to earnings per share during that period.  We did not assess the impact of our 8.00% Unsecured Convertible Notes for the three months ended March 31, 2009 since we did not issue the notes until April 2009.

The dilutive effect of our series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) will be reflected in diluted earnings per share by application of the if-converted method.  For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock since the impact was anti-dilutive to earnings per share for the three months ended March 31, 2010 and 2009.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”) when the average market price of our common stock is higher than the conversion price ($117.36 as of March 31, 2010). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred on the end of the reporting period pursuant to the treasury stock method.  For the three months ended March 31, 2010 and 2009, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price of $117.36 as of March 31, 2010 related to our 3.70% Unsecured Convertible Notes and the impact of conversion would have been anti-dilutive.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.:
Income from continuing operations	$27,123	$37,391
Income from discontinued operations, net	727	2,983
Net income attributable to Alexandria Real Estate Equities, Inc.	$27,850	$40,374

2.                 Basis of presentation (continued)

Stock-based compensation expense

We have historically issued two forms of stock-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted stock awards.  We have not granted any options since 2002.  We recognize all stock-based compensation in the income statement based on the grant date fair value.  The fair value is based on the market value of the common stock on the grant date and such cost is then recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We compute stock-based compensation based on awards that are ultimately expected to vest and as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited.

Fair value

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs,” and 3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  As described in Note 7, our interest rate hedge agreements have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair values of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  As of March 31, 2010 and December 31, 2009, the book and fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Secured notes payable	$884,839	$924,961	$937,017	$909,367
Unsecured line of credit and unsecured term loan	1,291,000	1,243,241	1,226,000	1,175,512
Unsecured convertible notes	586,975	634,370	583,929	615,572

2.                 Basis of presentation (continued)

Impact of recently issued accounting standards

In January 2010, the FASB issued an Accounting Standard Update to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance was effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

3.                 Investments in real estate, net

Our real estate investments consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Land	$470,976	$474,859
Buildings and building improvements	3,290,318	3,249,866
Other improvements	176,582	179,230
Gross book value of rental operating properties	3,937,876	3,903,955
Less: accumulated depreciation	(538,570)	(520,647)
Rental properties, net	3,399,306	3,383,308
Land held for future development	294,631	255,025
Construction in progress	1,326,865	1,400,795
Investment in unconsolidated real estate entity	34,421	–
Investments in real estate, net	$5,055,223	$5,039,128

Rental properties, net, land held for future development, and construction in progress

As of March 31, 2010 and December 31, 2009, we had approximately $3.4 billion of rental properties, net aggregating 11.2 million rentable square feet as of the end of each period.  Additionally, as of March 31, 2010 and December 31, 2009, we had approximately $294.6 million and $255.0 million, respectively, of land held for future development aggregating 5.1 million and 4.8 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.

As of March 31, 2010 and December 31, 2009, we had approximately $1.3 billion and $1.4 billion undergoing preconstruction and construction activities, including development and redevelopment, respectively.  These projects are classified in the accompanying condensed consolidated balance sheets as construction in progress.  As of March 31, 2010 and December 31, 2009, we had 648,031 and 575,152 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to life science laboratory space, including conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space. In addition, as of March 31, 2010 and December 31, 2009, we had 865,000 and 980,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science laboratory properties.  Additionally, as of March 31, 2010 and December 31, 2009, we had an aggregate of 5.7 million and 6.3 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design, and site work; activities prior to commencement of vertical construction of aboveground shell and core) and new markets and other projects.  We are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the three months ended March 31, 2010 and 2009, was approximately $21.5 million and $16.9 million, respectively.

3.                 Investments in real estate, net (continued)

Investment in unconsolidated real estate entity

In 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 428,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in 2012 with a $38.4 million loan balance as of March 31, 2010 and December 31, 2009.  In 2009, the entity entered into an interest rate cap agreement related to the secured note with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  The agreement sets a ceiling on one month LIBOR at 2.50% related to the secured note.  Prior to the adoption of the new VIE literature, we determined that the entity qualified as a VIE for which we were also the entity’s primary beneficiary since we would absorb the majority of the entity’s expected losses and receive a majority of the entity’s expected residual returns.  As a result, we had consolidated the entity since its inception in 2007.  The new VIE literature cites two criteria to determine the primary beneficiary of a VIE, both of which must be met to be deemed the primary beneficiary of a VIE.  Upon adoption of the new VIE literature on January 1, 2010, we determined that we did not meet both criteria since we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  The decisions that most significantly impact the VIE’s economic performance require both our consent and that of our partner, including all major operating, investing, and financing decisions as well as decisions over major expenditures.  Because we share power over the decisions that most significantly impact the VIE’s economic performance, we determined that we are not the primary beneficiary of the VIE.  As of January 1, 2010, we prospectively deconsolidated the VIE at its carrying amounts, including a decrease of approximately $92.3 million of construction in progress, approximately $3.0 million of restricted cash, approximately $38.4 million of secured notes payable, and $24.0 million of redeemable noncontrolling interests, with a corresponding increase to investment in unconsolidated real estate entity pursuant to the equity method of approximately $33.7 million which is classified as investment in unconsolidated real estate entity on the condensed consolidated balance sheets.  There was no adjustment to retained earnings upon adoption.  As of March 31, 2010, our investment in the unconsolidated entity was approximately $34.4 million.

Our investment in unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distrtributions, profits, and losses related to this entity are allocated in accordance with the respective operating agreement.  When circumstances indicate there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.  For the three months ended March 31, 2010, there were no indications of a reduction in the value of our investment in the unconsolidated real estate entity.

4.                 Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies has been determined based upon the closing price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of March 31, 2010 and December 31, 2009, our ownership percentage in the voting stock of each individual entity was less than 10%.

4.                 Investments (continued)

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  We did not recognize impairment charges related to our investments for the three months ended March 31, 2010 and 2009.

The following table summarizes our “available for sale” securities (in thousands):

	March 31,	December 31,
	2010	2009
Adjusted cost of “available for sale” securities	$2,220	$1,518
Gross unrealized gains	7,773	7,417
Gross unrealized losses	(156)	(137)
Fair value of “available for sale” securities	$9,837	$8,798

We believe that the gross unrealized losses related to our “available for sale” securities as of March 31, 2010 shown above are temporary.

Our investments in privately held entities as of March 31, 2010 and December 31, 2009 totaled approximately $67,081,000 and $64,084,000, respectively.  Of these totals, approximately $66,999,000 and $64,050,000, respectively, are accounted for under the cost method.  The remainder (approximately $82,000 and $34,000 as of March 31, 2010 and December 31, 2009, respectively) are accounted for under the equity method.   As of March 31, 2010 and December 31, 2009, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loan

Our $1.9 billion in unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of March 31, 2010, we had borrowings of $541 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 3.67%.

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

5.                 Unsecured line of credit and unsecured term loan (continued)

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, encumbered, and unencumbered assets.  As of March 31, 2010, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties.  As of March 31, 2010, aggregate unsecured borrowings were limited to approximately $2.8 billion.

6.                 Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes outstanding as of March 31, 2010 and December 31, 2009 (dollars in thousands, except conversion rates):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Principal amount	$240,000	$240,000	$384,700	$384,700
Unamortized discount	22,986	24,098	14,739	16,673
Net carrying amount of liability component	$217,014	$215,902	$369,961	$368,027

Carrying amount of equity component	$26,216	$26,216	$43,538	$43,538

Issuance date	April 2009		January 2007
Stated coupon interest rate	8.00%		3.70%
Effective interest rate	11.0%		5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	$41.40		$117.36
Number of shares on which the aggregate consideration to be delivered on conversion is determined	5,797,101		N/A (1)

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Contractual interest coupon	$4,800	$–	$3,559	$4,255
Amortization of discount on liability component	1,112	–	1,934	2,263
Total interest cost	$5,912	$–	$5,493	$6,518

(1)             Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the March 31, 2010 closing stock price of our common stock of $67.60 and the March 31, 2010 conversion price of the 3.70% Unsecured Convertible Notes of $117.36, the if-converted value of the notes did not exceed the principal amount as of March 31, 2010, and accordingly, no shares of our common stock would have been issued if the notes were settled on March 31, 2010.

6.                 Unsecured convertible notes (continued)

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

At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2010, there was no change from the initial conversion rate of our 8.00% Unsecured Convertible Notes.

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

3.70% Unsecured Convertible Notes

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.    Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to

6.                 Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2010, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

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

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million.  As a result of the repurchases, we recognized a gain on early extinguishment of debt of approximately $11.3 million, net of approximately $860,000 in unamortized issuance costs.  The gain was classified as gain on early extinguishment of debt.

7.                 Interest rate hedge agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate hedge agreements.  Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our LIBOR-based borrowings.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges. Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.  Interest rate cap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of our interest rate hedge agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the three months ended March 31, 2010 and 2009, our interest rate hedge agreements were used to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the three months ended March 31, 2010 and 2009, our interest rate hedge agreements were 100% effective.  Accordingly, we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

As of March 31, 2010 and December 31, 2009, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $48.8 million and $49.9 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized gain (loss) in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive income are recognized in earnings in the periods that the forecasted hedge transactions affect earnings.  For the three months ended March 31, 2010 and 2009 approximately $8.1 million and $9.5 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next twelve months, we expect to reclassify approximately $26.5 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

7.                 Interest rate hedge agreements (continued)

As of March 31, 2010, we had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at March 31, 2010	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,192)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,116)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,808)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,453)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,653)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(635)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(635)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,101)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,103)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(1,869)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(1,872)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(2,261)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(7,874)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(7,880)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(5,397)
Total					$728,500	$(48,849)

The fair value of our interest rate hedge agreements is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate hedge agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements. In adjusting the fair value of our interest rate hedge agreements for the effect of non-performance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts and guarantees.

8.                 Alexandria Real Estate Equities, Inc. stockholders’ equity

In September 2009, we sold 4,600,000 shares of our common stock in a follow-on offering (including shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $53.25 per share, resulting in aggregate proceeds of approximately $233.5 million (after deducting underwriters’ discounts and other offering costs).

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March 2010, we declared a cash dividend on our common stock aggregating $15,504,000 ($0.35 per share) for the calendar quarter ended March 31, 2010.  In March 2010, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) aggregating $2,714,000 ($0.5234375 per share), for the period from January 15, 2010 through April 15, 2010.  Additionally, in March 2010, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4,375,000 ($0.4375 per share), for the period from January 15, 2010 through April 15, 2010.

9.                 Noncontrolling interests

Noncontrolling interests represent the third party interests in certain entities in which we have a controlling interest. These entities own eight properties and two development parcels and are included in our consolidated financial statements.  As of December 31, 2009, noncontrolling interests also included a third party interest in a VIE in which we had determined we were the primary beneficiary.  On January 1, 2010, we deconsolidated the VIE upon adoption of the new accounting literature related to VIE’s.  See “Variable Interest Entity” in Note 2 and “Investment in Unconsolidated Real Estate Entity” in Note 3 for further discussion on the VIE.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent previously recorded increases have been recorded pursuant to the preceding sentence.  As of March 31, 2010 and December 31, 2009, our redeemable noncontrolling interest balances were approximately $17.5 million and $41.4 million, respectively.  Our remaining noncontrolling interests aggregating approximately $41.1 million and $41.2 million as of March 31, 2010 and December 31, 2009, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

10.          Discontinued operations

We classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale,” its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  A loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less costs to sell in the period the asset qualifies as “held for sale.”  Depreciation of assets ceases upon designation of a property as “held for sale.”  As of March 31, 2010, one land parcel supporting the future ground-up development of an 80,000 rentable square foot building was classified as “held for sale.”

10.          Discontinued operations (continued)

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Total revenue	$800	$1,239
Operating expenses	94	263
Revenue less operating expenses	706	976
Interest expense	–	23
Depreciation and amortization expense	3	204
Subtotal	703	749
Gain on sales of property	24	2,234
Income from discontinued operations, net	$727	$2,983

	March 31, 2010	December 31, 2009
Properties “held for sale,” net	$3,389	$10,260
Other assets	–	551
Total assets	$3,389	$10,811
Total liabilities	25	526
Net assets of discontinued operations	$3,364	$10,285

Income from discontinued operations, net for the three months ended March 31, 2010 includes the results of operations of one property that was sold during the first quarter 2010 and one land parcel classified as “held for sale” as of March 31, 2010. Income from discontinued operations, net for the three months ended March 31, 2009 includes the results of operations of one property that was sold during the first quarter of 2010, one land parcel classified as “held for sale” as of March 31, 2010, one property that was sold in the fourth quarter of 2009, and three properties that were sold in the first quarter of 2009.  During the first quarter of 2010, we sold one property located in the Seattle market that had been classified as “held for sale” as of December 31, 2009.  The total sales price for the property sold in the first quarter of 2010 was approximately $11.8 million.

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

•                  financial, banking, and credit market conditions;

•                  the seizure or illiquidity of credit markets;

•                  our inability to obtain capital (debt, construction financing, and/or equity) or refinance debt maturities;

•                  increased interest rates and operating costs;

•                  adverse economic or real estate developments in our markets;

•                  our failure to successfully complete and lease our existing space held for redevelopment and new properties acquired for that purpose and any properties undergoing development;

•                  significant decreases in our active development, active redevelopment, or preconstruction activities resulting in significant increases in our interest, operating, and payroll expenses;

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

This list of risks and uncertainties, however, is only a summary and is not intended to be exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2009.  Readers of this quarterly report on Form 10-Q should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and preeminent REIT focused principally on cluster development through the ownership, operation, management, selective redevelopment, development, and acquisition of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.

As of March 31, 2010, we had 161 properties approximating 12.7 million rentable square feet consisting of 156 properties approximating 11.8 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 865,000 rentable square feet.  As of that date, our properties were approximately 94.0% leased, excluding spaces at properties undergoing a permanent change in use to life science laboratory space through redevelopment, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment, and acquisition activities.

For the three months ended March 31, 2010, we:

•                Executed 42 leases for approximately 564,000 rentable square feet.

•                Reported occupancy at 94.0%.

•                  Repaid two secured loans aggregating approximately $11 million.

•                Sold one property aggregating approximately 71,000 rentable square feet previously classified as “held for sale.”

•                Completed redevelopment of one space aggregating approximately 56,000 rentable square feet; 100% leased.

•                Completed ground-up development of one property in Seattle, Washington aggregating approximately 115,000 rentable square feet pursuant to a 10-year lease with Gilead Sciences, Inc.

We continue to demonstrate the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our core operating results were steady for the three months ended March 31, 2010.  The economic, financial, and banking environment and consumer confidence have improved since the depth of the crisis in the fourth quarter of 2008 and first quarter of 2009.  Even with the recent improvements, we remain cautious regarding the economic, financial and banking environment.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 648,031 rentable square feet and our existing active development projects aggregating approximately an additional 865,000 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical aboveground development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or creditworthy entities.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.  During the first quarter of 2010, we sold one property for approximately $11.8 million.  In addition, one land parcel supporting the future ground-up development of an 80,000 rentable square foot building was classified as “held for sale” as of March 31, 2010.

Properties

The locations of our properties are diversified among a number of life science markets. The following table sets forth, as of March 31, 2010, the rentable square footage, annualized base rent and occupancy of our properties in each of our existing markets (dollars in thousands):

	March 31, 2010
	Rentable Square Feet				Number of	Annualized	Occupancy
Markets	Operating	Redevelopment	Development	Total	Properties	Base Rent (1)	Percentage (1)(2)
California – San Diego	1,467,228	198,247	–	1,665,475	32	$40,281	87.4%
California – San Francisco Bay	1,580,943	–	555,000	2,135,943	22	53,854	95.8
Eastern Massachusetts	3,168,242	292,750	–	3,460,992	38	113,643	94.9
New Jersey/Suburban Philadelphia	459,904	–	–	459,904	8	9,302	83.5
New York City	–	–	310,000	310,000	1	–	–
Southeast	741,732	21,191	–	762,923	13	16,144	93.5
Suburban Washington, D.C.	2,311,760	135,843	–	2,447,603	30	48,863	95.4
Washington – Seattle	1,090,205	–	–	1,090,205	13	35,609	98.1
International – Canada	342,394	–	–	342,394	4	8,907	100.0
Total Properties (Continuing Operations)	11,162,408	648,031	865,000	12,675,439	161	$326,603	94.0%

(1)          Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP. Represents annualized base rent and occupancy percentages related to our operating properties aggregating 11,162,408 rentable square feet.

(2)          Including spaces undergoing a permanent change in use to life science laboratory space through redevelopment, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space, occupancy as of March 31, 2010 was 88.9%.

Our average occupancy rate of operating properties as of December 31 of each year from 1997 to 2009 was approximately 95.3%. Our average occupancy rate (including redevelopment spaces) as of December 31 of each year from 1997 to 2009 was approximately 89.3%.

Leasing

As of March 31, 2010, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto. In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index. Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties remain our property after termination of the lease at our election. However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove the improvements and restore the premises to their original condition.

The following table provides information with respect to lease expirations at our properties as of March 31, 2010:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2010	51	(1)	685,496	(1)	5.8%	$25.93
2011	80		1,753,855		14.9	27.51
2012	70		1,421,922		12.0	32.88
2013	63		1,133,913		9.6	29.02
2014	48		1,102,628		9.3	28.33
2015	35		669,122		5.9	26.55
2016	20		1,033,893		8.8	31.53
2017	13		684,973		5.8	34.63
2018	11		737,172		6.2	44.29
2019	6		254,703		2.2	34.64

(1)          Excludes seven month-to-month leases for approximately 21,000 rentable square feet.

Value Added Activities

The following table summarizes our current and embedded future development and redevelopment square footage including preconstruction projects. Preconstruction projects include significant value added projects undergoing important and substantial activities to bring these assets to their intended use. These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues and cash flows) and are required for the ultimate vertical construction of buildings. Amounts are classified as construction in progress as required under GAAP while construction activities are ongoing to bring the asset to its intended use. When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net or land held for future development. Land held for future development includes certain land parcels with improvements to the land, including, grading, piles, foundations, and other land improvements.

	Square Footage
	Construction in Progress
Markets	Redevelopment	Development	Preconstruction	New Markets and Other Projects		Investment in Unconsolidated Real Estate Entity		Land		Future Redevelopment		Total Value Added Square Footage

California – San Diego	198,247	–	298,000	–		–		145,000		178,000		819,247
California – San Francisco Bay/ Mission Bay	–	263,000	2,030,000	–		–		290,000		–		2,583,000
California – San Francisco Bay/ So. San Francisco	–	292,000	144,000	–		–		1,051,000		25,000		1,512,000
Eastern Massachusetts	292,750	–	1,669,000	–		428,000		225,000		522,000		3,136,750
Suburban Washington, D.C.	135,843	–	–	–		–		787,000		408,000		1,330,843
Washington – Seattle	–	–	248,000	–		–		1,049,000		318,000		1,615,000
International – Canada	–	–	–	–		–		827,000		–		827,000
Other	21,191	310,000	260,000	1,091,000		–		741,000		222,000		2,645,191

Total	648,031	865,000	4,649,000	1,091,000	(1)	428,000	(2)	5,115,000	(3)	1,673,000	(4)	14,469,031

(1)                  Includes site of future building approximating 410,000 rentable square feet related to our project in New York City and four buildings aggregating 547,000 rentable square feet related to two ground-up development projects in China.

(2)                  Represents a land parcel supporting ground-up development of approximately 428,000 rentable square feet in the Longwood Medical Area of Boston held by an unconsolidated real estate entity.

(3)                    Our objective is to advance preconstruction efforts to reduce the time to deliver projects to prospective tenants.  Since all efforts have been advanced to appropriate stages and no further preconstruction activities are ongoing, interest, property taxes, insurance, and other costs are expensed as incurred.  Represents land and land improvements (site work and piles for foundation) related to land parcels that have been advanced through entitlement and certain levels of design.  Amounts exclude a parcel supporting ground-up development of approximately 442,000 rentable square feet in New York City that we have an option to ground lease for future development, and land parcels supporting ground-up development of 924,000 rentable square feet in Edinburgh, Scotland that we have a long-term right to purchase.

(4)                    Square footage related to future redevelopment is included in our operating asset base and represents non-laboratory uses (office, industrial, or warehouse) for future conversion to life science laboratory space.

Our significant value added projects include preconstruction activities at certain land parcels including: a) approximately 2.2 million developable square feet in San Francisco, including approximately 2.0 million developable square feet at Mission Bay, b) approximately 2.1 million developable square feet in Eastern Massachusetts, including approximately 1.7 million developable square feet in Eastern Massachusetts, located along Binney Street in Kendall Square, and c) approximately 0.8 million developable square feet located in other key life science cluster markets.

San Francisco Bay – Mission Bay and South San Francisco Value Added Preconstruction Activities

The value added preconstruction activities in Mission Bay and South San Francisco will create high quality space in state-of-the-art environmentally sustainable facilities for our clients generating net operating income for the Company. The entitlement process includes a multitude of activities necessary for the vertical construction of these high quality facilities including, among other items, regulatory approval, mapping, conceptual design, schematic design, design development, permitting, construction drawings, and estimating. Our value added projects in Mission Bay and South San Francisco, that have been completed or are now under construction, have attracted Merck & Co., Inc., Celgene Corporation, Pfizer Inc., Roche Holding Ltd, and University of California, San Francisco.

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

At the heart of Mission Bay is UCSF, one of the nation’s top generators of life science commercial enterprises and the number two recipient of grants from the National Institutes of Health. At least 75 California life science companies, including two of the largest, Genentech, Inc. (now a subsidiary of Roche) and Chiron Corporation (now a subsidiary of Novartis AG), have been successfully launched by UCSF faculty or alumni. UCSF’s expansion of major research functions to its Mission Bay campus serves as a hub for basic scientific inquiry and a meeting place for academics from around the world. The wide range of UCSF’s sophisticated laboratories include the Center for Advanced Technology, as well as significant efforts in structural and chemical biology, molecular, cell and developmental biology, advanced microscopy, neurology, and cardiology. Finally, the UCSF Mission Bay hospital campus is in the design phase, and will initially offer 280 beds in an integrated facility to serve women, children, and cancer patients. The overriding emphasis of this array of diverse life science entities is to translate research discoveries into viable commercial products to solve critical unmet medical needs.

Eastern Massachusetts Value Added Preconstruction Activities

The largest ongoing value added project in Eastern Massachusetts is located on multiple sites along Binney Street in Kendall Square. Located in the eastern part of Cambridge close to downtown Boston, the Kendall Square neighborhood abuts the Massachusetts Institute of Technology (“MIT”) campus and is a short subway or bike ride from Harvard University (“Harvard”). MIT and Harvard are two of the leading universities for life science and technology research, each with a long and successful history of translational collaborations between academic scientists and industry. Working with local venture capitalists and experienced entrepreneurs, the universities have created leading biotech companies such as Genzyme Corporation and Biogen Idec and well over a hundred smaller life science firms in Cambridge alone. This fertile science and technology ecosystem has subsequently attracted investment by leading international pharmaceutical companies such as Novartis and GlaxoSmithKline, and has led to the creation of important new independent research organizations in Cambridge, such as the Broad Institute and the Whitehead Institute for Biomedical Research.

In February 2009, the Cambridge City Council approved our petition to significantly increase the zoning density on our Binney Street holdings, enabling the future development of up to 1.7 million rentable square feet of life science laboratory space on multiple adjacent sites. These sites currently hold income-producing low-rise buildings and surface parking lots, which, we believe, will eventually be replaced by high quality life science facilities in this desirable, land-constrained location. We will continue to advance our entitlement efforts for this assemblage, including the procurement of a Planned Unit Development Special Permit under the City’s Zoning Ordinance.

Immediately adjacent to the Binney Street sites, we are under construction for the conversion into life science laboratory space of an approximately 85,000 rentable square foot portion of an existing office building known as Athenaeum Center. The balance of the approximately 366,000 rentable square foot office building is substantially leased. Delivery of the life science laboratory conversion space is scheduled to occur in 2010.

Elsewhere in the Eastern Massachusetts region, design activities are ongoing at Longwood Center, our approximately 428,000 rentable square foot life science development located on a 1.0 acre parcel in the heart of Boston’s Longwood Medical Area (“LMA”). This project, partnered with a local development/investment group, has been entitled under the City of Boston’s site plan review process. The LMA is a compact and vibrant district which is home to world-renowned medical and academic institutions such as Harvard Medical School, Brigham & Womens’ Hospital, Dana Farber Cancer Institute, Childrens’ Hospital Boston, Beth Israel Deaconess Medical Center, and Joslin Diabetes Center, among several others. Fully entitled land sites are extremely scarce in the LMA and we believe that Longwood Center is well-positioned to accommodate expected growth within the district.

Among the completed value added projects in this region is the conversion of an approximately 175,000 square foot office building at Technology Square in Cambridge to life science laboratory use. This space has been substantially leased to Sirtris Pharmaceuticals, a GlaxoSmithKline plc, the Novartis Institutes of Biomedical Research, and a unit of Pfizer Inc. Another suburban building conversion resulted in a 59,000 square foot lease to a research division of Johnson & Johnson.

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

Additionally, other projects include construction related to site work, plaza, park and underground parking at the Alexandria CenterTM for Life Science — New York City, a unique one-of-a-kind highly advanced state-of-the-art urban science park in the city and in the adjoining future building approximating 410,000 rentable square feet.

Redevelopment

A key component of our business model is redevelopment of existing office, warehouse, shell space, or newly acquired properties into generic life science laboratory space, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space that can be leased at higher rental rates to our target life science cluster markets. As of March 31, 2010, we had approximately 648,031 rentable square feet undergoing redevelopment at eleven projects. In addition to properties undergoing redevelopment, as of March 31, 2010, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.7 million rentable square feet.

The following table summarizes total rentable square footage (“RSF”) undergoing redevelopment as of March 31, 2010:

Markets/Submarkets	Placed in Redevelopment	Estimated In-Service Dates	RSF Undergoing Redevelopment	Total Property RSF	Leased	Negotiating/ Committed	Marketing	Redevelopment/ Leasing Status

California – San Diego/ Torrey Pines	2007	2010	84,504	84,504	–	–	100%	Construction/Marketing; Negotiating
California – San Diego/ Torrey Pines	2007	2010	31,927	76,084	74%	–	26%	Construction/74% Leased; Marketing Remainder
California – San Diego/ Torrey Pines	2010	2012	81,816	81,816	–	–	100%	Design/Marketing
Eastern Massachusetts/ Cambridge	2007	2010	85,091	366,412	61%	39%	–	Construction/Leased; Committed
Eastern Massachusetts/ Cambridge	2009	2011	17,114	194,776	–	–	100%	Design/Marketing
Eastern Massachusetts/ Suburban	2010	2012	47,500	92,500	–	–	100%	Design/Marketing
Eastern Massachusetts/ Suburban	2007	2010	113,045	113,045	–	–	100%	Construction/Marketing
Eastern Massachusetts/ Suburban	2008	2010	30,000	30,000	–	–	100%	Design; Construction/Marketing
Southeast/Florida	2006	2010	21,191	44,855	–	14%	86%	Construction/Marketing; Negotiating
Suburban Washington, D.C./Shady Grove	2009	2010	58,632	58,632	100%	–	–	Design; Construction/Leased
Suburban Washington, D.C./Shady Grove	2009	2011	77,211	225,096	–	100%	–	Design/Negotiating for Full Bldg User
			648,031	1,367,720	21%	17%	62%

As of March 31, 2010, our estimated cost to complete was approximately $69 per rentable square foot for the 648,031 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment. Our final costs for these redevelopment projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Development

Another key component of our business model is ground-up development.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of March 31, 2010, we had five parcels of land undergoing ground-up development in the United States approximating 865,000 rentable square feet of life science laboratory space as summarized in the table below.  We also have an embedded pipeline for future ground-up development of approximately 11.3 million developable square feet.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or creditworthy entities.

Markets/Submarkets	Building Description	Estimated In-Service Dates	Leased	Negotiating/ Committed	Marketing	Rentable Square Feet	Leasing Status

California – San Francisco Bay/ Mission Bay	Multi-tenant Bldg. with 3% Retail	2010	71%	29%	–	158,000	158,000 Rentable Square Feet Leased or Committed to UCSF and a Large Cap Life Science Company

California – San Francisco Bay/ Mission Bay	Single or Multi-tenant Bldg. with 4% Retail	2011	47%	23%	30%	105,000	49,000 Rentable Square Feet Leased to a Large Cap Life Science Company

California – San Francisco Bay/ So. San Francisco	Two Bldgs., Single or Multi-tenant	2010	–	–	100%	162,000	Redesign for Multi-Tenancy at Both Buildings/ Marketing

California – San Francisco Bay/ So. San Francisco	Single Tenant Bldg.	2010	55%	45%	–	130,000	72,000 Rentable Square Feet Leased to Exelixis Inc.; Negotiating Lease for All Remaining Space

New York – New York City – East Tower	Multi-tenant Bldg. with 6% Retail	2010/2011	53%	42%	5%	310,000

104,000 Rentable Square Feet Leased to Eli Lilly and Company; Leased 60,000 Rentable Square Feet for Restaurant/Food, Conference Center, and Core Services; Current Life Science Laboratory and Office Negotiations for Substantially All Remaining Space

Total Properties Undergoing Ground-Up Development			46%	30%	24%	865,000

As of March 31, 2010, our estimated cost to complete the approximately 865,000 rentable square feet undergoing ground-up development was approximately $139 per rentable square foot.  This estimate includes costs related to tenant infrastructure costs, including requirements for executed leases with Eli Lilly and Company, UCSF, and a large cap life science company.  This estimate also includes certain costs related to incremental investment by the Company with incremental returns which are beyond the original estimated investment anticipated at the beginning of each project.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.

Our business model also includes ground-up development projects outside of the United States. We have the ability to develop up to 924,000 rentable square feet in Edinburgh, Scotland. We have a right to purchase the land for this development over the next 13 years. We have a development site in Toronto, Canada for the ground-up development of a multi-story building aggregating 763,000 rentable square feet. This parcel is subject to a 99-year ground lease. We also have two development parcels in China subject to land use rights.  One development parcel is located in South China where a two-building project aggregating 275,000 rentable square feet is under construction.  The second development parcel is located in North China where a two-building project aggregating 272,000 rentable square feet is under construction. Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or creditworthy entities.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant accounting for more than 8.0% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of March 31, 2010:

The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of March 31, 2010:

20 Largest Tenants

						Approximate	Percentage of		Percentage	Investment Grade Entities
			Remaining Lease			Aggregate	Aggregate	Annualized	of Aggregate	Fitch	Moody’s	S&P
		Number	Term in Years			Rentable	Total Square	Base Rent (3)	Annualized	Rating	Rating	Rating	Education/
	Tenant	of Leases	(1)		(2)	Square Feet	Feet	(in thousands)	Base Rent	(4)	(4)	(4)	Research
1	Novartis AG	6	5.9	(5)	6.2	442,621	3.7%	$26,246	8.0%	AA	Aa2	AA-	–
2	Roche Holding Ltd	5	7.5	(6)	7.8	387,813	3.3	14,850	4.5	AA-	A2	AA-	–
3	GlaxoSmithKline plc	6	5.2	(7)	6.2	350,278	3.0	14,456	4.4	A+	A1	A+	–
4	ZymoGenetics, Inc. (8)	2	9.1		9.1	203,369	1.7	8,747	2.7	–	–	–	–
5	United States Government	6	3.4	(9)	3.4	308,205	2.6	8,495	2.6	AAA	AAA	AAA	–
6	Massachusetts Institute of Technology	3	2.2	(10)	2.5	178,952	1.5	7,882	2.4	–	AAA	AAA	✓
7	Gilead Sciences, Inc.	3	8.3	(11)	8.6	131,405	1.1	6,810	2.1	–	–	–	–
8	Theravance, Inc. (12)	2	2.0		2.0	170,244	1.4	6,137	1.9	–	–	–	–
9	Pfizer Inc.	2	9.7	(13)	9.7	120,140	1.0	5,647	1.7	AA	A1	AA	–
10	Amylin Pharmaceuticals, Inc.	3	6.2	(14)	6.4	158,983	1.3	5,467	1.7	–	–	–	–
11	The Scripps Research Institute	2	6.7	(15)	6.6	96,500	0.8	5,193	1.6	–	–	–	✓
12	Forrester Research, Inc.	1	1.5		1.5	145,551	1.2	4,987	1.5	–	–	–	–
13	Alnylam Pharmaceuticals, Inc. (16)	1	6.5		6.5	95,410	0.8	4,466	1.4	–	–	–	–
14	Dyax Corp.	1	1.9		1.9	67,373	0.6	4,361	1.3	–	–	–	–
15	Quest Diagnostics Incorporated	1	6.8		6.8	248,186	2.1	4,341	1.3	BBB+	Baa3	BBB+	–
16	Infinity Pharmaceuticals, Inc.	2	2.8		2.8	67,167	0.6	4,302	1.3	–	–	–	–
17	Johnson & Johnson	2	3.5	(17)	2.9	170,451	1.4	3,917	1.2	AAA	Aaa	AAA	–
18	UMass Memorial Health Care	6	5.9	(18)	5.5	189,722	1.6	3,916	1.2	A+	–	A+	✓
19	Monsanto Company	3	9.1	(19)	10.7	126,409	1.2	3,902	1.2	A+	A2	A+	–
20	Fred Hutchinson Cancer Research Center	2	4.3	(20)	4.4	123,322	1.1	3,854	1.2	–	–	–	✓
	Total/Weighted Average:	59	5.6		5.9	3,782,101	32.0%	$147,976	45.2%

(1)           Represents remaining lease term in years based on percentage of leased square feet.

(2)           Represents remaining lease term in years based on percentage of annualized base rent in effect as of March 31, 2010.

(3)           Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(4)           Ratings obtained from each respective rating agency (Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s, respectively).

(5)           Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 17,980 rentable square feet, 24,386 rentable square feet, 16,188 rentable square feet, 47,185 rentable square feet, and 81,441 rentable square feet, with remaining lease terms of 8.0 years, 5.7 years, 4.6 years, 4.3 years, 3.5 years, and 1.3 years, respectively.

(6)           Amount shown is a weighted average of multiple leases with this tenant for 155,685 rentable square feet, 126,971          rentable square feet, 66,262 rentable square feet, 16,406 rentable square feet, and 22,489 rentable square feet with         remaining lease terms of 9.0 years, 8.5 years, 4.6 years, 3.7 years, and 3.5 years, respectively.

(7)           Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (representing two leases at two properties containing 68,000 and 60,759 rentable square feet, respectively), 52,627 rentable square feet, 17,932 rentable square feet and 150,960 rentable square feet with remaining lease terms of 10.0 years, 7.8 years, 1.5 years, and 0.6 years, respectively.

(8)           As of December 31, 2009, Novo A/S owned approximately 30% of ZymoGenetics, Inc.

(9)           Amount shown is a weighted average of multiple leases with this tenant for 81,580 rentable square feet, 114,568 rentable square feet (representing three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and, 54,906 rentable square feet, respectively), 105,000 rentable square feet, and 7,057 rentable square feet with remaining lease terms of 5.1 years, 3.5 years, 2.2 years, and 0.4 years, respectively.

(10)         Amount shown is a weighted average of multiple leases with this tenant for 86,515 rentable square feet, 8,876 rentable square feet, and 83,561 rentable square feet with remaining lease terms of 3.3 years, 1.5 years, and 1.2 years, respectively.

(11)         Amount shown is a weighted average of multiple leases with this tenant for 105,760 rentable square feet and 25,645 rentable square feet (representing two leases at two properties containing 22,749 rentable square feet and 2,896 rentable square feet, respectively) with remaining lease terms of 10.3 years and 0.1 years, respectively.

(12)         As of February 16, 2010, GlaxoSmithKline plc owned 15% of the outstanding stock of Theravance, Inc.

(13)         Amount shown is a weighted average of multiple leases with this tenant for 102,283 rentable square feet and 17,857 rentable square feet with remaining lease terms of 9.8 years and 9.1 years, respectively.

(14)         Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 87,473 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 42,443 rentable square feet, respectively) with remaining lease terms of 7.8 years and 4.8 years, respectively.

(15)         Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 7.6 years and 6.4 years, respectively.

(16)         As of December 31, 2009, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(17)         Amount shown is a weighted average of multiple leases with this tenant for 111,451 rentable square feet and 59,000 rentable square feet with remaining lease terms of 4.0 years and 2.4 years, respectively.

(18)         Amount shown is a weighted average of multiple leases with this tenant for 30,187 rentable square feet, 78,916 rentable square feet, 6,125 rentable square feet, 6,669 rentable square feet, 31,260 rentable square feet, 33,244 rentable square feet, 1,578 rentable square feet, and 1,743 rentable square feet, with remaining lease terms of 7.8 years, 7.7 years, 4.5 years, 4.4 years, 3.7 years, 3.0 years, 0.8 years, and 0.5 years, respectively.

(19)         Amount shown is a weighted average of multiple leases with this tenant for 72,078 rentable square feet, 22,555 rentable square feet, and 31,776 rentable square feet with remaining lease terms of 13.9 years, 5.7 years, and 0.6 years, respectively.

(20)         Amount shown is a weighted average of multiple leases with this tenant for 106,425 rentable square feet and 16,897 rentable square feet with remaining lease terms of 4.7 years and 1.9 years, respectively.

Results of operations

Comparison of Three Months Ended March 31, 2010 (“First Quarter 2010”) to Three Months Ended March 31, 2009 (“First Quarter 2009”)

Rental revenues decreased by $15.2 million, or 15%, to $88.9 million for First Quarter 2010 compared to $104.0 million for First Quarter 2009.  Rental revenues for First Quarter 2009 included additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.  The additional rental income includes the fair value of building improvements and equipment which was received in the modification of the lease and recognized over the remaining term of the applicable lease.  Excluding the additional rental income, rental revenues for First Quarter 2010 increased compared to First Quarter 2009 as a result of rental revenues from properties placed in service or redeveloped during the periods after January 1, 2009 and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries remained relatively steady at $26.6 million for First Quarter 2010 compared to $26.8 million for First Quarter 2009.  As of March 31, 2010 and 2009, approximately 88% and 89%, respectively, of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses, including increases thereto.  Additionally, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses as of March 31, 2010 and 2009.

Other income for First Quarter 2010 and First Quarter 2009 of $1.1 million and $752,000, respectively, represented construction management fees, interest, investment income and storage income.  The increase in other income is primarily related to increases in investment income for First Quarter 2010 as compared to First Quarter 2009.

Rental operating expenses were relatively consistent at $31.7 million for First Quarter 2010 compared to $32.4 million for First Quarter 2009.  The majority of rental operating expenses was recoverable from tenants.

General and administrative expenses remained relatively steady at $9.5 million and $9.4 million for First Quarter 2010 and First Quarter 2009, respectively.  As a percentage of total revenues, general and administrative expenses for First Quarter 2010 remained relatively consistent with First Quarter 2009 at approximately 7% to 8% of total revenues.

Interest expense decreased by $2.6 million, or 13%, to $17.6 million for First Quarter 2010 compared to $20.2 million for First Quarter 2009.  The decrease resulted from a decrease in London Interbank Offered Rate (“LIBOR”) rates coupled with a decrease in total indebtedness.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate swap agreements, decreased from approximately 4.42% as of March 31, 2009 to approximately 3.67% as of March 31, 2010.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources - Interest Rate Hedge Agreements”).

Depreciation and amortization was relatively consistent at approximately $30 million for First Quarter 2010 compared to approximately $31 million for First Quarter 2009.

Income from discontinued operations, net of $727,000 for First Quarter 2010 reflects the results of operations and gains on one property sold in First Quarter 2010 and one land parcel classified as “held for sale” as of March 31, 2010.  In connection with the property sold in First Quarter 2010, we recorded a gain of approximately $24,000.  Income from discontinued operations, net of $3.0 million for First Quarter 2009 reflects the results of operations and gains on one property sold in First Quarter 2010, one land parcel classified as “held for sale” as of March 31, 2010, one property sold in the fourth quarter of 2009, and three properties sold in First Quarter 2009.

Liquidity and capital resources

Overview

We expect to continue meeting our short term liquidity and capital requirements generally through our working capital and net cash provided by operating activities.  We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make distributions necessary to continue qualifying as a REIT.  We also believe that net cash provided by operating activities will be sufficient to fund recurring non-revenue enhancing capital expenditures, tenant improvements, and leasing commissions.

We expect to meet certain long term liquidity requirements, such as for property development, redevelopment, other construction projects, scheduled debt maturities, and non-recurring capital improvements, through net cash provided by operating activities, periodic asset sales, long term secured, and unsecured indebtedness, including borrowings under our unsecured line of credit, unsecured term loan, and the issuance of additional debt and/or equity securities.

As further discussed below, our principal liquidity needs are to fund:

•                  normal recurring expenses;

•                  current development and redevelopment costs;

•                  capital expenditures, including tenant improvements, and leasing costs;

•                  principal and interest payments due under our debt obligations, including balloon payments of principal; and

•                  dividend distributions in order to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended.

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash on hand of approximately $71.0 million as of March 31, 2010;

•                  restricted cash of approximately $35.8 million as of March 31, 2010;

•                  cash flows generated by operating activities (for the three months ended March 31, 2010, we generated approximately $51.1 million of cash flows from operating activities);

•                  availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.3 billion outstanding as of March 31, 2010);

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds generated from potential asset sales, including the one land parcel that was classified as “held for sale” as of March 31, 2010;

•                  cash proceeds from the issuance of common or preferred equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of March 31, 2010 consisted of the following (in thousands):

		Payments by Period
	Total	2010	2011-2012		2013-2014	Thereafter

Secured notes payable (1)	$884,839	$22,248	$176,191		$269,652	$416,748
Unsecured line of credit (2)	541,000	–	541,000		–	–
Unsecured term loan (2)	750,000	–	750,000		–	–
Unsecured convertible notes	624,700	–	384,700		240,000	–
Estimated interest payments	563,859	91,678	192,851		113,605	165,725
Ground lease obligations	615,862	5,022	15,839		17,127	577,874
Other obligations	24,097	1,013	23,084	(3)	–	–
Total	$4,004,357	$119,961	$2,083,665		$640,384	$1,160,347

(1)             Assumes we exercise our sole right to extend the maturity dates of a secured note payable of approximately $28.5 million from January 1, 2011 to January 1, 2012.  Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $22.0 million, of which approximately $20.8 million mature in 2014.  Also, the total amount is net of unamortized discounts of approximately $2.2 million.

(2)             Assumes we exercise our sole right to extend the maturity date of our unsecured line of credit from October 2010 to October 2011 and our unsecured term loan from October 2011 to October 2012.

(3)             Includes approximately $21.1 million representing our share of a secured note payable held by our unconsolidated real estate entity due in 2012.

Secured notes payable as of March 31, 2010 consisted of 23 notes secured by 55 properties.  Our secured notes payable require monthly payments of principal and interest and had weighted average interest rates of approximately 5.93% at March 31, 2010.  Noncontrolling interests’ share of secured notes payable aggregated approximately $22.0 million as of March 31, 2010.  At March 31, 2010, our secured notes payable were comprised of approximately $825.2 million and $59.6 million of fixed and variable rate debt, respectively.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

In April 2009, we completed a private offering of $240 million principal amount of 8.00% unsecured convertible notes (the “8.00% Unsecured Convertible Notes”).  In January 2007, we completed a private offering of $460 million principal amount of 3.70% unsecured convertible notes (“3.70% Unsecured Convertible Notes”).  In April 2009, we repurchased, in privately negotiated transactions, approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes.  See additional information under Note 6 to our condensed consolidated financial statements regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes and circumstances under which the holders may convert the notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates and scheduled maturity dates. As of March 31, 2010, approximately 77% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Liquidity and Capital Resources – Interest Rate Hedge Agreements.”  The remaining 23% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the above table because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.

Ground lease obligations as of March 31, 2010 include leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 23 to 96 years, excluding extension options.

In addition to the above, as of March 31, 2010, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science laboratory infrastructure improvements under the terms of leases approximated $155.4 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $48.2 million for certain investments over the next six years.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a VIE, but for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 of the notes to the accompanying financial statements for further discussion.

Capital expenditures, tenant improvements and leasing costs

As of March 31, 2010, we had an aggregate of approximately 865,000 rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 648,031 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space.

For the three months ended March 31, 2010 and 2009, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $96.3 million and $132.8 million, respectively.  These amounts include payments for property-related capital expenditures and tenant improvements presented in the table below including non-revenue enhancing capital expenditures and tenant improvement and leasing costs related to re-tenanted and renewal space.

The following table shows total and the five-year average per square foot property-related capital expenditures, tenant improvements and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the three months ended March 31, 2010 and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005:

		Three Months Ended	Year Ended December 31,
	Average	March 31, 2010	2009	2008	2007	2006	2005
Capital expenditures (1):
Major capital expenditures	$643,000	$–	$529,000	$405,000	$1,379,000	$575,000	$972,000
Recurring capital expenditures	$1,023,000	$303,000	$1,405,000	$955,000	$648,000	$639,000	$1,278,000
Square feet in asset base	10,776,882	11,754,295	11,740,993	11,770,769	11,476,217	9,790,326	8,128,690
Per square foot:
Major capital expenditures	$0.06	$–	$0.05	$0.03	$0.12	$0.06	$0.12
Recurring capital expenditures	$0.09	$0.03	$0.12	$0.08	$0.06	$0.07	$0.16
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$1,767,000	$626,000	$1,475,000	$3,481,000	$1,446,000	$1,370,000	$324,000
Re-tenanted square feet	298,807	117,733	211,638	505,773	224,767	248,846	130,887
Per square foot	$5.91	$5.32	$6.97	$6.88	$6.43	$5.51	$2.48
Renewal space
Tenant improvements and leasing costs	$2,123,000	$859,000	$3,263,000	$2,364,000	$1,942,000	$957,000	$778,000
Renewal square feet	740,314	230,655	976,546	748,512	671,127	455,980	666,058
Per square foot	$2.87	$3.72	$3.34	$3.16	$2.89	$2.10	$1.17

(1)      Average includes annualized amounts for the three months ended March 31, 2010.

(2)      Property-related capital expenditures include all major capital and recurring capital expenditures except capital expenditures that are recoverable from tenants, revenue-enhancing capital expenditures, or costs related to the redevelopment of a property.  Major capital expenditures consist of roof replacements and heavy-duty heating, ventilation, and air conditioning (“HVAC”) systems that are typically identified and considered at the time a property is acquired.

(3)      Excludes space that has undergone redevelopment before re-tenanting.

Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. As of March 31, 2010 approximately 92% (on a rentable square footage basis) of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property age, location and characteristics, the type of lease (renewal tenant or re-tenanted space) the involvement of external leasing agents, and overall competitive market conditions.  We expect our future capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) to be approximately in the range as shown in the table immediately above.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of March 31, 2010, we had borrowings of $541 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate hedge agreements, of approximately 3.67%.

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

•                  minimum book value of $1.6 billion; and

•                  secured debt ratio less than 55.0%.

As of March 31, 2010, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan were the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, encumbered, and unencumbered assets.  As of March 31, 2010, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  Our current expectation is that we will continue to meet requirements of our debt covenants in the short and long term.  However, in the event of a continued economic slow-down, continued crisis in the credit markets and rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of March 31, 2010, aggregate unsecured borrowings were limited to approximately $2.8 billion. If net operating income from properties supporting our borrowing capacity under our unsecured credit facilities decreases, our borrowing capacity under our credit facilities will also decrease. Additionally, we may be required to reduce our outstanding borrowings under our credit facilities in order to maintain compliance with one or more covenants under our credit facilities.

Interest rate hedge agreements

We utilize interest rate hedge agreements, including interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate hedge agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of March 31, 2010 (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at March 31, 2010	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,192)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(1,116)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,808)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,453)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,653)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(635)
June 2006	June 30, 2008	June 30, 2010	5.325	50,000	50,000	(635)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,101)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,103)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(1,869)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(1,872)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(2,261)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(7,874)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(7,880)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(5,397)
Total					$728,500	$(48,849)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of March 31, 2010, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of March 31, 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $48.8 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in earnings in the period that the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For the three months ended March 31, 2010, approximately $8.1 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next twelve months, we expect to reclassify approximately $26.5 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Secured notes payable

As of March 31, 2010, we had aggregate secured notes payable of approximately $884.8 million. If we are unable to refinance, extend principal payments due at maturity, or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity. Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value, and other key loan terms may be less favorable than existing loan terms.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the three months ended March 31, 2010, we paid dividends on our common stock aggregating approximately $15.5 million.  Also, during the three months ended March 31, 2010, we paid dividends on our 8.375% series C cumulative redeemable preferred stock and our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) aggregating approximately $2.7 million and $4.4 million, respectively.

Sources of capital

Cash and cash equivalents

As of March 31, 2010, we had approximately $71.0 million of cash and cash equivalents.

Restricted cash

Restricted cash consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Funds held in trust under the terms of certain secured notes payable	$19,108	$19,340
Funds held in escrow related to construction projects	15,006	24,054
Other restricted funds	1,718	3,897
Total	$35,832	$47,291

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the three months ended March 31, 2010 decreased by $3.6 million to $51.1 million compared to $54.8 million for the three months ended March 31, 2009.  The decrease resulted primarily from a decrease in cash flows from operations and partially offset by cash flows from overall changes in operating assets and liabilities.  Cash flows from operations are primarily dependent upon the occupancy level of our asset base, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations, recoveries from our tenants, and the level of operating and other costs.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of March 31, 2010, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto, and approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.

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

Net cash used in investing activities for the three months ended March 31, 2010 was $80.8 million compared to $108.7 million the three months ended March 31, 2009. The decrease in net cash used in investing activities primarily reflects lower additions to properties due to our strategy to manage capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 2010 decreased by $78.1 million to $30.0 million compared to $108.1 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, proceeds from the borrowings on our unsecured line of credit of approximately $80.0 million was partially offset by principal reductions of secured notes payable and our unsecured line of credit of approximately $28.7 million.  Additionally, for the three months ended March 31, 2010, we paid dividends on our common and preferred stock of approximately $22.6 million.  For the three months ended March 31, 2009, proceeds from the issuance of common stock, secured notes payable and borrowings from our unsecured line of credit of approximately $461.7 million were partially offset by principal reductions of secured notes payable and our unsecured line of credit of approximately $317.2 million.  Additionally, for the three months ended March 31, 2009, we paid dividends on our common and preferred stock of approximately $33.0 million.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of March 31, 2010, we had borrowings of $541 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 3.67%.

Property dispositions

During the three months ended March 31, 2010, we sold one property at an aggregate contract price of approximately $11.8 million.  During the year ended December 31, 2009, we sold four properties at an aggregate contract price of approximately $20.9 million.  The net sales proceeds were initially used to repay outstanding debt.  As of March 31, 2010, we had one land parcel classified as “held for sale.”

Other resources and liquidity requirements

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

In September 2009, we sold 4,600,000 shares of our common stock in a follow-on offering (including shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $53.25 per share, resulting in aggregate proceeds of approximately $233.5 million (after deducting underwriters’ discounts and other offering costs).

In April 2009, we completed a private offering of the 8.00% Unsecured Convertible Notes.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $233.0 million.  Prior to April 20, 2014, we will not have the right to redeem the 8.00% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 8.00% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on April 15, 2014, 2019, and 2024 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 8.00% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  This initial conversion price represented a premium of 15% based on the last reported sale price of $36.00 per share of our common stock on April 21, 2009.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2010, there was no change from the initial conversion rate of our 8.00% Unsecured Convertible Notes.  Holders of the 8.00% Unsecured Convertible Notes may convert their notes prior to the stated maturity date of April 15, 2029 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2009, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds or is equal to 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “8.00% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of the 8.00% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 8.00% Unsecured Convertible Notes during the 8.00% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 8.00% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, March 15, 2029 until the close of business on the business day immediately preceding April 15, 2029 or earlier redemption or repurchase.  Upon conversion, holders of the 8.00% Unsecured Convertible Notes will receive cash, shares of our common stock, or a combination thereof, as the case may be, at our election.  Pursuant to the accounting literature related to convertible debt, at issuance of the 8.00% Unsecured Convertible Notes, we determined the effective interest rate of the notes to be 11.0%.

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March and April 2008, we completed a public offering of 10,000,000 shares of Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $242 million (after deducting underwriters’ discounts and other offering costs).  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions, and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2010, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70%

Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2010, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.  Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase. Pursuant to the accounting literature related to convertible debt, at issuance of the 3.70% Unsecured Convertible Notes, we determined the effective interest rate of the notes to be 5.96%.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies, which we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Inflation

As of March 31, 2010, approximately 88% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and Capital Resources — Cash Flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$20,542	$32,768
Add:
Depreciation and amortization (1)	29,738	31,446
Net income attributable to noncontrolling interests	935	875
Net income attributable to unvested restricted stock awards	219	517
Subtract:
Gain on sales of property (2)	(24)	(2,234)
FFO attributable to noncontrolling interests	(1,098)	(1,077)
FFO attributable to unvested restricted stock awards	(530)	(966)
Subtotal	$49,782	$61,329
Add:
Assumed conversion of 8.00% Unsecured Convertible Notes	4,194	–
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock	4	–
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities and assumed conversion	$53,980	$61,329

(1)   Includes depreciation and amortization on assets sold or “held for sale” reflected as discontinued operations for the periods prior to when such assets were sold or classified as “held for sale.”

(2)   Gain on sales of property for the three months ended March 31, 2010 relates to the disposition of one property.  Gain on sales of property for the three months ended March 31, 2009 relates to the dispositions of three properties.  Gain on sales of property is included in the condensed consolidated statements of income in income from discontinued operations, net.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, equity prices, and foreign currency exchange rates.

Interest rate risk

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swap agreements, caps, floors, and other interest rate exchange contracts.  The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on March 31, 2010, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $3.0 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements in effect on March 31, 2010, would increase annual future earnings by approximately $3.0 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate hedge agreements would decrease their aggregate fair values by approximately $68.5 million at March 31, 2010.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $59.6 million at March 31, 2010.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2010.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of March 31, 2010 would decrease their fair value by approximately $7.7 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and China.  The functional currencies of our foreign subsidiaries operating in Canada and China are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of March 31, 2010, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $1.2 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $1.2 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.   RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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

10.1	Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2010.
11.1	Computation of Per Share Earnings (included in Note 2 to the Condensed Consolidated Financial Statements).
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)