Form 10-Q
period 2010-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2010-08-04
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, 49,996,702 shares of common stock, par value $.01 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Investments in real estate:
Rental properties	$3,979,016	$3,903,955
Less: accumulated depreciation	(562,755)	(520,647)
Rental properties, net	3,416,261	3,383,308
Land held for future development	309,514	255,025
Construction in progress	1,394,778	1,400,795
Investment in unconsolidated real estate entity	35,184	–
Investments in real estate, net	5,155,737	5,039,128
Cash and cash equivalents	73,254	70,628
Restricted cash	37,660	47,291
Tenant receivables	3,059	3,902
Deferred rent	102,422	96,700
Investments	77,088	72,882
Other assets	115,939	126,696
Total assets	$5,565,159	$5,457,227

Liabilities and Equity
Secured notes payable	$859,831	$937,017
Unsecured line of credit and unsecured term loan	1,446,000	1,226,000
Unsecured convertible notes	378,580	583,929
Accounts payable, accrued expenses, and tenant security deposits	300,035	282,516
Dividends payable	23,683	21,686
Total liabilities	3,008,129	3,051,148

Redeemable noncontrolling interests	17,014	41,441

Alexandria Real Estate Equities, Inc. stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	496	438
Additional paid-in capital	2,158,591	1,977,062
Accumulated other comprehensive loss	(40,377)	(33,730)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	2,498,348	2,323,408
Noncontrolling interests	41,668	41,230
Total equity	2,540,016	2,364,638
Total	$5,565,159	$5,457,227

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Income Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Rental	$89,512	$87,461	$178,370	$191,472
Tenant recoveries	26,576	24,668	53,134	51,464
Other income	922	8,910	1,993	9,662
Total Revenues	117,010	121,039	233,497	252,598

Expenses
Rental operations	30,352	29,224	62,003	61,658
General and administrative	8,266	8,804	17,747	18,222
Interest	18,778	21,373	36,340	41,572
Depreciation and amortization	30,342	29,500	60,077	60,742
Total Expenses	87,738	88,901	176,167	182,194

(Loss) gain on early extinguishment of debt	(41,496)	11,254	(41,496)	11,254
(Loss) income from continuing operations	(12,224)	43,392	15,834	81,658

Income from discontinued operations, net	–	724	727	3,707

Net (loss) income	(12,224)	44,116	16,561	85,365

Net income attributable to noncontrolling interests	930	4,362	1,865	5,237
Dividends on preferred stock	7,090	7,089	14,179	14,178
Net income attributable to unvested restricted stock awards	149	367	311	868
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(20,393)	$32,298	$206	$65,082

(Loss) earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$(0.45)	$0.81	$(0.02)	$1.72
Discontinued operations, net	–	0.02	0.02	0.10
(Loss) earnings per share – basic	$(0.45)	$0.83	$–	$1.82

(Loss) earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$(0.45)	$0.80	$(0.02)	$1.71
Discontinued operations, net	–	0.02	0.02	0.10
(Loss) earnings per share – diluted	$(0.45)	$0.82	$–	$1.81

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. Stockholders

	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2009	$129,638	$250,000	43,846,050	$438	$1,977,062	$-	$(33,730)	$41,230	$2,364,638	$41,441
Net income	-	-	-	-	-	14,696	-	1,228	15,924	637
Unrealized gain on marketable securities	-	-	-	-	-	-	(1,853)	-	(1,853)	-
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	(2,161)	-	(2,161)	80
Foreign currency translation	-	-	-	-	-	-	(2,633)	4	(2,629)	-
Contributions by noncontrolling interests	-	-	-	-	-	-	-	655	655	674
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,449)	(1,449)	(688)
Redemption of redeemable noncontrolling interests	-	-	-	-	(150)	-	-	-	(150)	(1,125)
Deconsolidation of investment in real estate entity (see Note 3)	-	-	-	-	-	-	-	-	-	(24,005)
Exchange of 8.00% unsecured convertible notes (see Note 6)	-	-	5,620,256	56	203,051	-	-	-	203,107	-
Issuances pursuant to stock plan	-	-	168,090	2	11,114	-	-	-	11,116	-
Dividends declared on preferred stock	-	-	-	-	-	(14,179)	-	-	(14,179)	-
Dividends declared on common stock	-	-	-	-	-	(33,003)	-	-	(33,003)	-
Distributions in excess of earnings	-	-	-	-	(32,486)	32,486	-	-	-	-
Balance at June 30, 2010	$129,638	$250,000	49,634,396	$496	$2,158,591	$-	$(40,377)	$41,668	$2,540,016	$17,014

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net income	$16,561	$85,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,080	61,168
Loss (gain) on early extinguishment of debt	41,496	(11,254)
Amortization of loan fees and costs	4,098	3,816
Amortization of debt premiums/discount	5,875	4,867
Amortization of acquired above and below market leases	(3,577)	(6,481)
Deferred rent	(7,440)	(4,209)
Stock compensation expense	5,389	6,716
Equity in income related to investments	(48)	(39)
Gain on sales of investments	(762)	(1,889)
Loss on sales of investments	21	604
Gain on sales of property	(24)	(2,234)
Changes in operating assets and liabilities:
Restricted cash	1,955	(2,148)
Tenant receivables	1,094	1,788
Other assets	(11,806)	(6,885)
Accounts payable, accrued expenses, and tenant security deposits	8,356	(17,144)
Net cash provided by operating activities	121,268	112,041

Investing Activities
Additions to properties	(219,241)	(241,606)
Proceeds from sales of properties	10,514	11,929
Change in restricted cash related to construction projects	12,706	21,513
Contributions to unconsolidated real estate entity	(1,550)	–
Transfer of cash to unconsolidated real estate entity upon deconsolidation	(154)	–
Additions to investments	(7,929)	(4,905)
Proceeds from investments	2,659	2,364
Net cash used in investing activities	(202,995)	(210,705)

Financing Activities
Proceeds from secured notes payable	–	1,082
Principal reductions of secured notes payable	(38,646)	(141,438)
Change in restricted cash related to financings	(8,048)	(2,410)
Principal borrowings from unsecured line of credit and term loan	272,000	390,000
Repayments of borrowings from unsecured line of credit	(52,000)	(508,000)
Proceeds from issuance of 8.00% unsecured convertible notes	–	232,950
Payment on exchange of 8.00% unsecured convertible notes	(43,528)	–
Repurchase of 3.70% unsecured convertible notes	–	(59,204)
Proceeds from issuance of common stock	–	254,630
Proceeds from exercise of stock options	1,843	31
Dividends paid on common stock	(31,006)	(57,397)
Dividends paid on preferred stock	(14,179)	(14,178)
Contributions by redeemable noncontrolling interests	674	4,721
Distributions to redeemable noncontrolling interests	(688)	(698)
Redemption of redeemable noncontrolling interests	(1,275)	(1,052)
Contributions by noncontrolling interests	655	–
Distributions to noncontrolling interests	(1,449)	(1,221)
Net cash provided by financing activities	84,353	97,816
Net increase (decrease) in cash and cash equivalents	2,626	(848)
Cash and cash equivalents at beginning of period	70,628	71,161
Cash and cash equivalents at end of period	$73,254	$70,313

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

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”) focused principally on cluster development through the ownership, operation, management, selective redevelopment, development, and acquisition of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and translational entities, as well as government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located in key life science markets.  Our asset base contains 161 properties approximating 12.7 million rentable square feet consisting of 156 properties approximating 11.8 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 865,000 rentable square feet.  In addition, our asset base will enable us to grow to approximately 24.1 million rentable square feet through additional ground-up development of approximately 11.4 million rentable square feet.

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

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies which we consolidate in our financial statements.  We consolidate the limited partnership and limited liability companies because we exercise significant control over major decisions by these entities, such as investing and financing activities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties and one development parcel in Canada and development parcels in Asia.  The functional currencies for our foreign subsidiaries are the local currencies in each respective country.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of total equity.

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

Rental properties, net, land held for future development, construction in progress, and intangibles are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, land held for future development, and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.  We did not incur impairment charges for the three and six months ended June 30, 2010 and 2009.

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

2.     Basis of presentation (continued)

Interest rate hedge agreements

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  We recognize our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the hedged exposure, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate hedge agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Unrealized gain on marketable securities	$5,427	$7,280
Unrealized loss on interest rate hedge agreements	(52,204)	(50,043)
Unrealized gain on foreign currency translation	6,400	9,033
	$(40,377)	$(33,730)

The following table provides a reconciliation of comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (loss) income	$(12,224)	$44,116	$16,561	$85,365
Unrealized (loss) gain on marketable securities	(2,190)	(350)	(1,853)	342
Unrealized (loss) gain on interest rate hedge agreements	(3,188)	15,858	(2,081)	27,189
Unrealized (loss) gain on foreign currency translation	(8,004)	11,314	(2,629)	6,656
Comprehensive (loss) income	(25,606)	70,938	9,998	119,552
Comprehensive income attributable to noncontrolling interests	935	4,329	1,949	5,196
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.	$(26,541)	$66,609	$8,049	$114,356

Income Taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions, including jurisdictions located in the United States, Canada, China, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2005 through 2009.

2.                 Basis of presentation (continued)

Income Taxes (continued)

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2010, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three and six months ended June 30, 2010 and 2009.

(Loss) earnings per share and dividends declared

We account for unvested restricted stock awards which contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of (loss) earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted (loss) earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic (loss) earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.  We use (loss) income from continuing operations attributable to Alexandria Real Estate Equities, Inc’s common stockholders as the “control number” in determining whether potential shares of common stock issuable upon exercise of outstanding stock options are dilutive or antidilutive to (loss) earnings per share.  For the three and six months ended June 30, 2010, the effect of stock options using the treasury stock method was antidilutive to loss per share from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and as such, shares of common stock issuable upon exercise of outstanding stock options were excluded from the computation of diluted loss per share.

The following table shows the computation of (loss) earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2010	2009	2010	2009
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic (loss) earnings per share	$(20,393)	$32,298	$206	$65,082
Assumed conversion of 8.00% Unsecured Convertible Notes	–	3,197	–	3,197
Effect of dilutive securities attributable to unvested restricted stock awards	–	3	–	8
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted (loss) earnings per share	$(20,393)	$35,498	$206	$68,287
Denominator:
Weighted average shares of common stock outstanding – basic	44,870,142	38,929,971	44,348,850	35,722,375
Effect of dilutive securities:
Stock options	–	1,167	–	6,662
8.00% Unsecured Convertible Notes	–	4,140,787	–	2,081,832
Weighted average shares of common stock outstanding – diluted	44,870,142	43,071,925	44,348,850	37,810,869
(Loss) earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.45)	$0.83	$–	$1.82
Diluted	$(0.45)	$0.82	$–	$1.81
Dividends declared per common share	$0.35	$0.35	$0.70	$1.15

2.                 Basis of presentation (continued)

(Loss) earnings per share and dividends declared (continued)

We apply the if-converted method of accounting for our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”). In applying the if-converted method of accounting, conversion is assumed for purposes of calculating diluted earnings per share if the effect is dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method of accounting is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  Furthermore, we assume that our 8.00% Unsecured Convertible Notes are converted for the period prior to any retirement or actual conversion if the effect of such assumed conversion is dilutive, and any shares of common stock issued upon retirement or actual conversion are included in the denominator for the period after the date of retirement or conversion. We use income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc’s common stockholders as the “control number” in determining whether potential shares of common stock issuable upon conversion of our 8.00% Unsecured Convertible Notes are dilutive or antidilutive to (loss) earnings per share.  For purposes of calculating diluted (loss) earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the three and six months ended June 30, 2010 since they were antidilutive to (loss) earnings per share from continuing operations during those periods.

We also apply the if-converted method of accounting to our series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  We use income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc’s common stockholders as the “control number” in determining whether potential shares of common stock issuable upon conversion of our Series D Convertible Preferred Stock are dilutive or antidilutive to (loss) earnings per share.  For purposes of calculating diluted (loss) earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock since the impact was antidilutive to (loss) earnings per share from continuing operations for the three and six months ended June 30, 2010 and 2009.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”) when the average market price of our common stock is higher than the conversion price ($117.36 as of June 30, 2010). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred on the end of the reporting period pursuant to the treasury stock method.  For the three and six months ended June 30, 2010 and 2009, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price of $117.36 as of June 30, 2010 related to our 3.70% Unsecured Convertible Notes and the impact of conversion would have been antidilutive.

Net (loss) income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.:
(Loss) income from continuing operations	$(13,154)	$39,030	$13,969	$76,421
Income from discontinued operations, net	–	724	727	3,707
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.	$(13,154)	$39,754	$14,696	$80,128

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

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  As described in Note 7, our interest rate hedge agreements have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair values of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  As of June 30, 2010 and December 31, 2009, the book and fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Secured notes payable	$859,831	$915,155	$937,017	$909,367
Unsecured line of credit and unsecured term loan	1,446,000	1,404,396	1,226,000	1,175,512
Unsecured convertible notes	378,580	381,293	583,929	615,572

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

3.                 Investments in real estate, net

Our real estate investments consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land	$476,344	$474,859
Buildings and building improvements	3,324,520	3,249,866
Other improvements	178,152	179,230
Gross book value of rental operating properties	3,979,016	3,903,955
Less: accumulated depreciation	(562,755)	(520,647)
Rental properties, net	3,416,261	3,383,308
Land held for future development	309,514	255,025
Construction in progress	1,394,778	1,400,795
Investment in unconsolidated real estate entity	35,184	–
Investments in real estate, net	$5,155,737	$5,039,128

Rental properties, net, land held for future development, and construction in progress

As of June 30, 2010 and December 31, 2009, we had approximately $3.4 billion of rental properties, net aggregating 11.3 and 11.2 million rentable square feet as of the end of each respective period.  Additionally, as of June 30, 2010 and December 31, 2009, we had approximately $309.5 million and $255.0 million, respectively, of land held for future development aggregating 5.6 million and 4.8 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.

As of June 30, 2010 and December 31, 2009, we had approximately $1.4 billion undergoing preconstruction and construction activities, including development and redevelopment.  These projects are classified in the accompanying condensed consolidated balance sheets as construction in progress.  As of June 30, 2010 and December 31, 2009, we had 552,227 and 575,152 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to life science laboratory space, including conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space. In addition, as of June 30, 2010 and December 31, 2009, we had 865,000 and 980,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science laboratory properties.  Additionally, as of June 30, 2010 and December 31, 2009, we had an aggregate of 5.4 million and 6.3 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design, and site work; activities prior to commencement of vertical construction of aboveground shell and core) and new markets and other projects.  We are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the six months ended June 30, 2010 and 2009, was approximately $41.5 million and $36.3 million, respectively.

3.                 Investments in real estate, net (continued)

Investment in unconsolidated real estate entity

In 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 428,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in 2012 with an outstanding balance of $38.4 million as of June 30, 2010 and December 31, 2009.  In 2009, the entity entered into an interest rate cap agreement related to the secured note with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  The agreement sets a ceiling on one month LIBOR at 2.50% related to the secured note.  Prior to the adoption of the new VIE accounting literature, we determined that the entity qualified as a VIE for which we were also the entity’s primary beneficiary since we would absorb the majority of the entity’s expected losses and receive a majority of the entity’s expected residual returns.  As a result, we had consolidated the entity since its inception in 2007.  The new VIE accounting literature cites two criteria to determine the primary beneficiary of a VIE, both of which must be met to be deemed the primary beneficiary of a VIE.  Upon adoption of the new VIE accounting literature on January 1, 2010, we determined that we did not meet both criteria since we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  The decisions that most significantly impact the VIE’s economic performance require both our consent and that of our partner, including all major operating, investing, and financing decisions as well as decisions over major expenditures.  Because we share power over the decisions that most significantly impact the VIE’s economic performance, we determined that we are not the primary beneficiary of the VIE.  As of January 1, 2010, we prospectively deconsolidated the VIE at its carrying amounts, including a decrease of approximately $92.3 million of construction in progress, approximately $3.0 million of restricted cash, approximately $38.4 million of secured notes payable, and $24.0 million of redeemable noncontrolling interests, with a corresponding increase to investment in unconsolidated real estate entity pursuant to the equity method of approximately $33.7 million which is classified as investment in unconsolidated real estate entity on the condensed consolidated balance sheets.  There was no adjustment to retained earnings upon adoption.  As of June 30, 2010, our investment in the unconsolidated entity was approximately $35.2 million.

Our investment in unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to this entity are allocated in accordance with the respective operating agreement.  When circumstances indicate there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.  For the three and six months ended June 30, 2010, there were no indications of a reduction in the value of our investment in the unconsolidated real estate entity.

4.                 Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies has been determined based upon the closing price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of June 30, 2010 and December 31, 2009, our ownership percentage in the voting stock of each individual entity was less than 10%.

4.                 Investments (continued)

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  We did not recognize impairment charges related to our investments for the three and six months ended June 30, 2010 and 2009.

The following table summarizes our “available for sale” securities (in thousands):

	June 30,	December 31,
	2010	2009
Adjusted cost of “available for sale” securities	$1,757	$1,518
Gross unrealized gains	5,623	7,417
Gross unrealized losses	(196)	(137)
Fair value of “available for sale” securities	$7,184	$8,798

We believe that the gross unrealized losses related to our “available for sale” securities as of June 30, 2010 shown above are temporary.

Our investments in privately held entities as of June 30, 2010 and December 31, 2009 totaled approximately $69,904,000 and $64,084,000, respectively.  Of these totals, approximately $69,823,000 and $64,050,000, respectively, are accounted for under the cost method.  The remainder (approximately $81,000 and $34,000 as of June 30, 2010 and December 31, 2009, respectively) are accounted for under the equity method.   As of June 30, 2010 and December 31, 2009, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loan

Our $1.9 billion in unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of June 30, 2010, we had borrowings of $696 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate hedge agreements, of approximately 3.27%.

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

•                  minimum book value of $1.8 billion; and

•                  secured debt ratio less than 55.0%.

5.                 Unsecured line of credit and unsecured term loan (continued)

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, encumbered, and unencumbered assets.  As of June 30, 2010, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment or acquisition of additional unencumbered properties.  As of June 30, 2010, aggregate unsecured borrowings were limited to approximately $2.7 billion.

6.                 Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes outstanding as of June 30, 2010 and December 31, 2009 (dollars in thousands, except conversion rates):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	June 30,	December 31,	June 30,		December 31,
	2010	2009	2010		2009
Principal amount	$7,321	$240,000	$384,700		$384,700
Unamortized discount	666	24,098	12,775		16,673
Net carrying amount of liability component	$6,655	$215,902	$371,925		$368,027

Carrying amount of equity component	$800	$26,216	$43,538		$43,538
Number of shares on which the aggregate consideration to be delivered on conversion is determined	176,836	5,797,101	N/A	(1)	N/A	(1)

Issuance date	April 2009		January 2007
Stated coupon interest rate	8.00%		3.70%
Effective interest rate	11.0%		5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	$41.40		$117.36

	8.00% Unsecured Convertible Notes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010		2009
Contractual interest coupon	$3,973	$3,413	$8,773		$3,413
Amortization of discount on liability component	961	752	2,073		752
Total interest cost	$4,934	$4,165	$10,846		$4,165

	3.70% Unsecured Convertible Notes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010		2009
Contractual interest coupon	$3,558	$3,736	$7,117		$7,991
Amortization of discount on liability component	1,964	1,860	3,898		4,123
Total interest cost	$5,522	$5,596	$11,015		$12,114

(1)             Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the June 30, 2010 and December 31, 2009 closing stock prices of our common stock of $63.37 and $64.29, respectively, and the conversion price of our 3.70% Unsecured Convertible Notes of $117.36 as of June 30, 2010 and December 31, 2009, the if-converted value of the notes did not exceed the principal amount as of June 30, 2010 or December 31, 2009, and accordingly, no shares of our common stock would have been issued if the notes were settled on June 30, 2010 or December 31, 2009.

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

In June 2010, we completed an exchange of our 8.00% Unsecured Convertible Notes for shares of our common stock and cash (the “Exchange Offer”).  The terms of the Exchange Offer included an offer price per $1,000 principal amount of our outstanding unsecured convertible notes of an equivalent number of common shares per bond allowed for under the holder conversion option, or 24.1546 shares, plus a cash premium of $180.  Upon completion of the Exchange Offer, we retired approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes (representing approximately 97% of the $240.0 million aggregate principal of our 8.00% Unsecured Convertible Notes outstanding prior to the Exchange Offer) in exchange for 5,620,256 shares of our common stock and cash payments of approximately $41.9 million.  Additionally, we paid approximately $3.1 million in accrued and unpaid interest on the retired portion of our 8.00% Unsecured Convertible Notes to, but excluding, the settlement date.

Upon completion of the Exchange Offer, the total value of the consideration of the Exchange Offer was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  In connection with the Exchange Offer, we recognized a loss on early extinguishment of debt of approximately $41.5 million during the three months ended June 30, 2010, including approximately $4.7 million in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt on the accompanying condensed consolidated income statements.

In July 2010, we repurchased, in a privately negotiated transaction, an additional $7.1 million principal amount of our 8.00% Unsecured Convertible Notes for an aggregate cash price of approximately $12.8 million.  We expect to record a loss on early extinguishment of debt related to the repurchase in the July 2010 of approximately $1.3 million.

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

6.   Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2010, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

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

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million.  As a result of the repurchases, we recognized a gain on early extinguishment of debt of approximately $11.3 million, net of approximately $860,000 in unamortized issuance costs.  The gain was classified as gain on early extinguishment of debt on the accompanying condensed consolidated income statements.

7.      Interest rate hedge agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate hedge agreements.  Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our LIBOR-based borrowings.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges. Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate hedge agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate hedge agreements without exchange of the underlying notional amount.  Interest rate cap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of our interest rate hedge agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the three and six months ended June 30, 2010 and 2009, our interest rate hedge agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the three and six months ended June 30, 2010 and 2009, our interest rate hedge agreements were 100% effective.  Accordingly, we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

As of June 30, 2010 and December 31, 2009, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $52.0 million and $49.9 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized gain (loss) in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive income are recognized in the periods that the forecasted hedge transactions affect earnings.  For the three months ended June 30, 2010 and 2009, approximately $7.8 million and $9.6 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  For the six months ended June 30, 2010 and 2009, approximately $15.9 million and $19.1 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next twelve months, we expect to reclassify approximately $23.1 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

7.                 Interest rate hedge agreements (continued)

As of June 30, 2010, we had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at June 30, 2010	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(6,234)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(775)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,016)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,247)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,095)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,354)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,354)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(1,240)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(1,242)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(1,566)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(9,421)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(9,440)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(7,030)
Total					$628,500	$(52,014)

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

8.                 Alexandria Real Estate Equities, Inc. stockholders’ equity

In June 2010, we completed our Exchange Offer.  Pursuant to the terms of the Exchange Offer, we issued 5,620,256 shares of our common stock and paid approximately $41.9 million in cash, as consideration for the exchange of approximately $232.7 million of our 8.00% Unsecured Convertible Notes.  See Note 6, Unsecured Convertible Notes.

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

In June 2010, we declared a cash dividend on our common stock aggregating $17,499,000 ($0.35 per share) for the calendar quarter ended June 30, 2010.  In June 2010, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) aggregating $2,714,000 ($0.5234375 per share), for the period from April 15, 2010 through July 15, 2010.  Additionally, in June 2010, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4,375,000 ($0.4375 per share), for the period from April 15, 2010 through July 15, 2010.

9.                 Noncontrolling interests

Noncontrolling interests represent the third party interests in certain entities in which we have a controlling interest. These entities own eight properties and three development parcels as of June 30, 2010 and are included in our consolidated financial statements.  As of December 31, 2009, noncontrolling interests also included a third party interest in a VIE in which we had determined we were the primary beneficiary.  On January 1, 2010, we deconsolidated the VIE upon adoption of the new VIE accounting literature.  See “Variable Interest Entity” in Note 2 and “Investment in Unconsolidated Real Estate Entity” in Note 3 for further discussion on the VIE.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss.  Distributions, profits and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent previously recorded increases have been recorded pursuant to the preceding sentence.  As of June 30, 2010 and December 31, 2009, our redeemable noncontrolling interest balances were approximately $17.0 million and $41.4 million, respectively.  Our remaining noncontrolling interests aggregating approximately $41.7 million and $41.2 million as of June 30, 2010 and December 31, 2009, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

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

10.          Discontinued operations (continued)

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
Total revenue	$–	$1,190	$800	$2,428
Operating expenses	–	244	94	505
Revenue less operating expenses	–	946	706	1,923
Interest expense	–	–	–	24
Depreciation expense	–	222	3	426
Subtotal	–	724	703	1,473
Gain on properties “held for sale” and sales of property, net	–	–	24	2,234
Income from discontinued operations, net	$–	$724	$727	$3,707

	June 30, 2010	December 31, 2009
Properties “held for sale,” net	$–	$10,260
Other assets	–	551
Total assets	$–	$10,811
Total liabilities	–	526
Net assets of discontinued operations	$–	$10,285

Income from discontinued operations, net for the three months ended June 30, 2009 includes the results of operations of one property that was sold during the first quarter of 2010, one property that was sold in the fourth quarter of 2009, and three properties that were sold in the first quarter of 2009.  Income from discontinued operations, net for the six months ended June 30, 2010 includes the results of operations of one property that was sold during the first quarter of 2010.  Income from discontinued operations, net for the six months ended June 30, 2009 includes the results of operations of one property that was sold during the first quarter of 2010, one property that was sold in the fourth quarter of 2009, and three properties that were sold in the first quarter of 2009.  During the six months ended June 30, 2010, we sold one property located in the Seattle market that had been classified as “held for sale” as of December 31, 2009.  The total sales price for the property sold in the first quarter of 2010 was approximately $11.8 million.

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

As of June 30, 2010, we had 161 properties approximating 12.7 million rentable square feet consisting of 156 properties approximating 11.8 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 865,000 rentable square feet.  As of that date, our properties were approximately 94.0% leased, excluding spaces at properties undergoing a permanent change in use to life science laboratory space through redevelopment, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment, and acquisition activities.

For the three months ended June 30, 2010, we:

•                Executed 35 leases for approximately 551,000 rentable square feet.

•                Reported occupancy at 94.0%.

•                Repaid two secured loans aggregating approximately $22 million.

•                Completed an exchange offer of approximately $232.7 million of our 8.00% unsecured convertible notes (“8.00% Unsecured Convertible Notes”) representing approximately 97% of the total 8.00% Unsecured Convertible Notes outstanding prior to the exchange offer.

•                Executed a 10-year lease with Bayer AG for 49,000 rentable square feet at The Alexandria Center for Science and Technology at Mission Bay.

•                Obtained final zoning approval for the Binney Street Project located in East Cambridge, Massachusetts, an 11.3-acre life science development consisting of 1.7 million square feet of life science laboratory and other spaces.

We continue to demonstrate the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our core operating results were steady for the six months ended June 30, 2010.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 552,227 rentable square feet and our existing active development projects aggregating approximately an additional 865,000 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical aboveground development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or creditworthy entities.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.  During the first six months of 2010, we sold one property for approximately $11.8 million.

Properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth, as of June 30, 2010, the rentable square footage, number of properties, annualized base rent, and occupancy of our properties in each of our existing markets (dollars in thousands):

	June 30, 2010
	Rentable Square Feet				Number of	Annualized	Occupancy
Markets	Operating	Redevelopment	Development	Total	Properties	Base Rent (1)	Percentage (1)(2)
California – San Diego	1,507,621	157,854	–	1,665,475	32	$40,519	86.9%
California – San Francisco Bay	1,577,193	–	555,000	2,132,193	22	54,062	96.6
Eastern Massachusetts	3,220,332	240,660	–	3,460,992	38	115,929	94.4
New Jersey/Suburban Philadelphia	459,904	–	–	459,904	8	9,302	83.5
New York City	–	–	310,000	310,000	1	–	–
Southeast	718,068	–	–	718,068	12	15,788	94.1
Suburban Washington, D.C.	2,339,087	153,713	–	2,492,800	31	49,419	95.8
Washington – Seattle	1,090,205	–	–	1,090,205	13	35,052	97.5
International	342,394	–	–	342,394	4	8,959	100.0
Total Properties (Continuing Operations)	11,254,804	552,227	865,000	12,672,031	161	$329,030	94.0%

(1)

Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Annualized base rent and occupancy percentages relate to our operating properties aggregating 11,254,804 rentable square feet.

(2)

Including spaces undergoing a permanent change in use to life science laboratory space through redevelopment, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space, occupancy as of June 30, 2010 was 89.6%.

Our average occupancy rate of operating properties as of December 31 of each year from 1997 to 2009 and June 30, 2010 was approximately 95.2%.  Our average occupancy rate (including redevelopment spaces) as of December 31 of each year from 1997 to 2009 and June 30, 2010 was approximately 89.3%.

Leasing

As of June 30, 2010, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.  Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties remain our property after termination of the lease at our election.  However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove the improvements and restore the premises to their original condition.

The following table provides information with respect to lease expirations at our properties as of June 30, 2010:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2010	37	(1)	588,126	(1)	5.0%	$25.72
2011	75		1,458,877		12.4	26.84
2012	75		1,457,474		12.3	32.82
2013	73		1,231,770		10.4	29.10
2014	50		1,157,012		9.8	28.76
2015	39		796,580		6.7	28.20
2016	21		1,115,594		9.4	31.91
2017	14		696,759		5.9	34.50
2018	12		834,738		7.1	40.16
2019	6		239,605		2.0	35.58

(1)          Excludes five month-to-month leases for approximately 19,000 rentable square feet.

Value-Added Activities

The following table summarizes the components of our total value-added square footage as of June 30, 2010.  Preconstruction projects include significant value-added projects undergoing important and substantial activities to bring these assets to their intended use.  These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues and cash flows) and are required for the ultimate vertical construction of buildings.  Amounts are classified as construction in progress as required under GAAP while construction activities are ongoing to bring the asset to its intended use.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net or land held for future development.  Land held for future development includes certain land parcels with improvements to the land, including, grading, piles, foundations, and other land improvements.

	Square Footage
	Construction in Progress (“CIP”)
Markets	Redevelopment	Development	Preconstruction	New Markets and Other Projects (1)	Total CIP	Investment in Unconsolidated Real Estate Entity		Land		Future Redevelopment		Total Value- Added Square Footage
California – San Diego	157,854	–	–	–	157,854	–		443,000		178,000		778,854
California – San Francisco Bay/ Mission Bay	–	263,000	2,030,000	–	2,293,000	–		290,000		–		2,583,000
California – San Francisco Bay/ So. San Francisco	–	292,000	144,000	–	436,000	–		1,051,000		25,000		1,512,000
Eastern Massachusetts	240,660	–	1,669,000	–	1,909,660	428,000		225,000		522,000		3,084,660
Suburban Washington, D.C.	153,713	–	–	–	153,713	–		952,000		390,000		1,495,713
Washington – Seattle	–	–	248,000	–	248,000	–		1,049,000		318,000		1,615,000
International	–	–	–	–	–	–		827,000		–		827,000
Other	–	310,000	260,000	1,091,000	1,661,000	–		741,000		222,000		2,624,000

Total	552,227	865,000	4,351,000	1,091,000	6,859,227	428,000	(2)	5,578,000	(3)	1,655,000	(4)	14,520,227

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

Our significant value-added projects include preconstruction activities at certain land parcels including: a) approximately 2.2 million developable square feet in San Francisco, including approximately 2.0 million developable square feet at Mission Bay, b) approximately 1.7 million developable square feet in Eastern Massachusetts located along Binney Street in Kendall Square, and c) approximately 0.5 million developable square feet located in other key life science cluster markets.

San Francisco Bay – Mission Bay and South San Francisco Value-Added Preconstruction Activities

The value-added preconstruction activities in Mission Bay and South San Francisco will create high quality space in state-of-the-art environmentally sustainable facilities for our clients generating net operating income for the Company.  The entitlement process includes a multitude of activities necessary for the vertical construction of these high quality facilities including, among other items, regulatory approval, mapping, conceptual design, schematic design, design development, permitting, construction drawings, and estimating. Our value-added projects in Mission Bay and South San Francisco, that have been completed or are now under construction, have attracted Merck & Co., Inc., Celgene Corporation, Pfizer Inc., Roche Holding Ltd, Bayer AG, Onyx Pharmaceuticals Inc., and the University of California, San Francisco (“UCSF”).

The ability to provide significant additional space in high quality state-of-the-art environmentally sustainable facilities at Mission Bay is a unique opportunity to enhance our current high quality client tenant roster.  In addition to the opportunities located at Mission Bay, our asset base contains a broad pipeline of opportunities located in South San Francisco.  This includes, among others, a high quality facility with entitlements completed totaling over 275,000 square feet and a four building campus totaling an additional 405,000 square feet located nearby existing well established and emerging life science companies in South San Francisco.

The Alexandria Center for Science and Technology at Mission Bay (“The Alexandria Center”) will consist of 14 high quality facilities totaling approximately 2.8 million rentable square feet.  The Alexandria Center is organized into four discrete but highly interactive and collaborative campuses: the north campus which includes the 455 Mission Bay Boulevard project leased to Pfizer Inc. and Bayer AG; the east campus, featuring the ability to accommodate a corporate headquarters facility of more than one million square feet; the south campus which is directly across the street from the UCSF hospital complex and likely to become an important location for physicians, clinicians and translational researchers; and the west campus which features a wide range of unique life science client tenant spaces.

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

Eastern Massachusetts Value-Added Preconstruction Activities

In June 2010, the Cambridge Planning Board granted final zoning approval for our life science development, known as the Binney Street Project (the “Project”).  The Project is an 11.3-acre development that will consist of approximately 1.7 million square feet of life science laboratory space and other uses located in East Cambridge.  It will include a mixed mode transportation center and more than two acres of public open space for the East Cambridge community.  Once completed, the Project will have five highly sustainable state-of-the-art life science facilities in addition to the preservation of existing historic buildings.  All buildings will be LEED certifiable, employing state-of-the-art design and technology featuring sustainable operations including high-efficiency mechanical systems, rooftop storm water management and water-efficient landscaping.  Located in the heart of the renowned Kendall Square innovation district, Project tenants will enjoy convenient access to leading research and academic institutions including Massachusetts Institute of Technology (“MIT”), Whitehead Institute for Biomedical Research, the Broad Institute and Harvard University.  With its crucial adjacency location near the Kendall Square T Station and the MIT campus, the Project is positioned to be the epicenter of Cambridge’s life science industry.

Immediately adjacent to the Project, we recently completed the conversion of an approximately 52,000 rentable square foot portion of an existing office building known as Athenaeum Center into life science laboratory space and expect to complete the conversion of an additional 33,000 rentable square foot portion of the Athenaeum Center into life science laboratory space in the second half of 2010.  The remaining space in the Athenaeum Center, constituting approximately 281,000 rentable square feet of office space, is substantially leased.

Nearby in Cambridge, at our flagship Technology Square campus, design and engineering is underway for the conversion of an existing office building into an approximately 210,000 rentable square foot life science laboratory building.  The design will include a dramatic new façade treatment on the building, along with substantial infrastructure and system upgrades needed to support laboratory use.  Previously, an approximately 175,000 square foot office building at Technology Square was converted to life science laboratory use and substantially leased to Sirtris Pharmaceuticals, Inc., a division of GlaxoSmithKline plc, the Novartis Institutes of Biomedical Research, and a unit of Pfizer Inc.

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

New Markets and Other Projects

A component of our business model also includes ground-up development projects in new markets and other projects.  We have two development parcels in China. One development parcel is located in South China where a two-building project aggregating approximately 275,000 rentable square feet is under construction. The second development parcel is located in North China where a two-building project aggregating approximately 272,000 rentable square feet is under construction.

Additionally, other projects include construction related to site work, plaza, park and underground parking at the Alexandria CenterTM for Life Science – New York City, a unique one-of-a-kind highly advanced state-of-the-art urban science park in the city and in the adjoining future building approximating 410,000 rentable square feet.

Redevelopment

A key component of our business model is redevelopment of existing office, warehouse, shell space, or newly acquired properties into generic life science laboratory space, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space that can be leased at higher rental rates in our target life science cluster markets.  As of June 30, 2010, we had approximately 552,227 rentable square feet undergoing redevelopment at eleven projects.  In addition to properties undergoing redevelopment, as of June 30, 2010, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.7 million rentable square feet.

The following table summarizes our properties undergoing redevelopment as of June 30, 2010:

				Redevelopment
	Total		Estimated		Percentage (2)
Markets/Submarkets	Property RSF (1)	Placed in Redevelopment	In-Service Dates	RSF	Leased	Negotiating/ Commmited	Mktg	Status

California – San Diego/ Torrey Pines	76,084	2007	2010	20,838	–	62%	38%	Construction
California – San Diego/ Torrey Pines	81,816	2010	2012	81,816	–	–	100%	Design
California – San Diego/ Torrey Pines	55,200	2010	2012	55,200	–	–	100%	Design
Eastern Massachusetts/Cambridge	366,412	2007	2010	33,001	–	100%	–	Construction
Eastern Massachusetts/Cambridge	194,776	2009	2012	17,114	–	–	100%	Design
Eastern Massachusetts/Suburban	92,500	2010	2012	47,500	–	–	100%	Design
Eastern Massachusetts/Suburban	113,045	2007	2010	113,045	–	–	100%	Construction
Eastern Massachusetts/Suburban	30,000	2008	2010	30,000	–	–	100%	Design/Construction
Suburban Washington, D.C./ Shady Grove	58,632	2009	2010	58,632	100%	–	–	Design/Construction
Suburban Washington, D.C./ Shady Grove	225,096	2009	2011	77,211	–	100%	–	Design
Suburban Washington, D.C./ Shady Grove	38,203	2010	2012	17,870	–	61%	39%	Design/Construction
	1,331,764			552,227	11%	24%	65%

(1)

The operating portion of the properties aggregating 779,537 rentable square feet, including vacancy aggregating 38,000 rentable square feet, is included in rental properties, net and occupancy statistics for our operating properties.  See the summary of properties on page 26.

(2)

The leasing status percentages represent the percentage of redevelopment rentable square feet and excludes both the occupied and vacant rentable square feet related to the operating portion of the building.

As of June 30, 2010, our estimated cost to complete was approximately $70 per rentable square foot for the 552,227 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment.  Our final costs for these redevelopment projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Development

Another key component of our business model is ground-up development.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  We generally have undertaken ground-up development projects only if our investment in infrastructure will be substantially made for generic, rather than tenant specific, improvements. As of June 30, 2010, we had five parcels of land undergoing ground-up development in the United States approximating 865,000 rentable square feet of life science laboratory space as summarized in the table below.  We also have an embedded pipeline for future ground-up development of approximately 11.4 million developable square feet.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or creditworthy entities.

Markets/Submarkets	Building Description	Estimated In-Service Dates	Leased	Negotiating/ Committed	Marketing	Rentable Square Feet	Leasing Status

California – San Francisco Bay/ Mission Bay	Multi-tenant Bldg. with 3% Retail	2010	78%	22%	–	158,000	158,000 Rentable Square Feet Leased or Committed to UCSF and a Large Cap Life Science Company

California – San Francisco Bay/ Mission Bay	Single or Multi-tenant Bldg. with 4% Retail	2011	47%	25%	28%	105,000	49,000 Rentable Square Feet Leased to Bayer AG

California – San Francisco Bay/ So. San Francisco	Two Bldgs., Single or Multi-tenant	2010	–	–	100%	162,000	Redesign for Multi-Tenancy at Both Buildings

California – San Francisco Bay/ So. San Francisco	Single Tenant Bldg.	2010	100%	–	–	130,000	100% Leased to Onyx Pharmaceuticals Inc.

New York – New York City – East Tower	Multi-tenant Bldg. with 6% Retail	2010/2011	54%	38%	8%	310,000

104,000 Rentable Square Feet Leased to Eli Lilly and Company; Leased 60,000 Rentable Square Feet for Office/Laboratory Space and Restaurant/Food, Conference Center, and Core Services; Current Life Science Laboratory and Office Negotiations for Substantially All Remaining Space

Total Properties Undergoing Ground-Up Development			54%	21%	25%	865,000

As of June 30, 2010, our estimated cost to complete the approximately 865,000 rentable square feet undergoing ground-up development was approximately $93 per rentable square foot.  This estimate includes costs related to tenant infrastructure costs, including requirements for executed leases with Eli Lilly and Company, UCSF, Onyx Pharmaceuticals Inc., and Bayer AG.  This estimate also includes certain costs related to incremental investment by the Company with incremental returns which are beyond the original estimated investment anticipated at the beginning of each project.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.

Our business model also includes ground-up development projects outside of the United States. We have the ability to develop up to 924,000 rentable square feet in Edinburgh, Scotland. We have a right to purchase the land for this development over the next 13 years. We have a development site in Toronto, Canada for the ground-up development of a multi-story building aggregating 763,000 rentable square feet. This parcel is subject to a 99-year ground lease. We also have two development parcels in Asia.  One development parcel is located in South China where a two-building project aggregating 275,000 rentable square feet is under construction.  The second development parcel is located in North China where a two-building project aggregating 272,000 rentable square feet is under construction. Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or creditworthy entities.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant accounting for more than 8.0% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of June 30, 2010:

The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of June 30, 2010:

20 Largest Tenants

							Approximate	Percentage of		Percentage	Investment Grade Entities
			Remaining Lease				Aggregate	Aggregate	Annualized	of Aggregate	Fitch	Moody’s	S&P
		Number	Term in Years				Rentable	Total Square	Base Rent (3)	Annualized	Rating	Rating	Rating	Education/
	Tenant	of Leases	(1)		(2)		Square Feet	Feet	(in thousands)	Base Rent	(4)	(4)	(4)	Research
1	Novartis AG	6	6.3	(5)	6.5		442,621	3.7%	$26,368	8.0%	AA	Aa2	AA-	–
2	Roche Holding Ltd	5	7.3	(6)	7.5		387,813	3.3	14,834	4.5	AA-	A2	AA-	–
3	GlaxoSmithKline plc	6	4.9	(7)	6.0		350,278	3.0	14,474	4.4	A+	A1	A+	–
4	ZymoGenetics, Inc. (8)	2	8.9		8.9		203,369	1.7	8,747	2.7	–	–	–	–
5	United States Government	7	3.2	(9)	3.1		310,823	2.6	8,556	2.6	AAA	Aaa	AAA	–
6	Massachusetts Institute of Technology	3	4.3	(10)	4.0		178,952	1.5	8,111	2.5	–	Aaa	AAA	✓
7	Theravance, Inc. (11)	2	1.8	(12)	1.8	(12)	170,244	1.4	6,137	1.9	–	–	–	–
8	Amylin Pharmaceuticals, Inc.	3	5.9	(13)	6.0		168,308	1.4	5,761	1.7	–	–	–	–
9	Gilead Sciences, Inc.	1	10.0		10.0		105,760	0.9	5,678	1.7	–	–	–	–
10	Pfizer Inc.	2	9.5	(14)	9.4		120,140	1.0	5,647	1.7	AA	A1	AA	–
11	The Scripps Research Institute	2	6.4	(15)	6.4		96,500	0.8	5,193	1.6	–	–	–	✓
12	Forrester Research, Inc.	1	1.3	(16)	1.3	(16)	145,551	1.2	4,987	1.5	–	–	–	–
13	Alnylam Pharmaceuticals, Inc. (17)	1	6.3		6.3		95,410	0.8	4,466	1.3	–	–	–	–
14	Dyax Corp.	1	1.7		1.7		67,373	0.6	4,361	1.3	–	–	–	–
15	Quest Diagnostics Incorporated	1	6.5		6.5		248,186	2.1	4,341	1.3	BBB+	Baa2	BBB+	–
16	Infinity Pharmaceuticals, Inc.	2	2.5		2.5		67,167	0.6	4,302	1.3	–	–	–	–
17	UMass Memorial Health Care	6	5.6	(18)	5.3		189,722	1.6	3,953	1.2	–	–	–	✓
18	Fred Hutchinson Cancer Research Center	2	4.0	(19)	4.1		123,322	1.1	3,854	1.2	–	–	–	✓
19	Merck & Co., Inc.	2	2.9	(20)	3.6		102,196	0.9	3,847	1.2	A+	Aa3	AA-	–
20	Qiagen N.V.	2	5.7	(21)	5.7		158,879	1.4	3,845	1.2	–	–	–	–
	Total/Weighted Average:	57	5.5		5.8		3,732,614	31.6%	$147,462	44.8%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent in effect as of June 30, 2010.
(3)	Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(4)	Ratings obtained from each respective rating agency (Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s, respectively).
(5)

Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 17,980 rentable square feet, 81,441 rentable square feet, 24,386 rentable square feet, 16,188 rentable square feet,and 47,185 rentable square feet, with remaining lease terms of 7.8 years, 5.4 years, 4.8 years, 4.3 years, 4.0 years, and 3.3 years, respectively.

(6)

Amount shown is a weighted average of multiple leases with this tenant for 155,685 rentable square feet, 126,971 rentable square feet, 66,262 rentable square feet, 16,406 rentable square feet, and 22,489 rentable square feet with remaining lease terms of 8.8 years, 8.3 years, 4.3 years, 3.4 years, and 3.3 years, respectively.

(7)

Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (representing two leases at two properties containing 68,000 and 60,759 rentable square feet, respectively), 52,627 rentable square feet, 17,932 rentable square feet, and 150,960 rentable square feet with remaining lease terms of 9.8 years, 7.5 years, 1.3 years, and 0.4 years, respectively.

(8)	As of March 31, 2010, Novo Nordisk A/S owned approximately 27% of ZymoGenetics, Inc.
(9)

Amount shown is a weighted average of multiple leases with this tenant for 2,618 rentable square feet, 81,580 rentable square feet, 114,568 rentable square feet (representing three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and, 54,906 rentable square feet, respectively), 105,000 rentable square feet, and 7,057 rentable square feet with remaining lease terms of 5.3 years, 4.8 years, 3.3 years, 1.9 years, and 0.1 years, respectively.

(10)

Amount shown is a weighted average of multiple leases with this tenant for 83,561 rentable square feet, 86,515 rentable square feet, and 8,876 rentable square feet with remaining lease terms of 5.9 years, 3.0 years, and 1.3 years, respectively.

(11)	As of April 30, 2010, GlaxoSmithKline plc owned 13% of the outstanding stock of Theravance, Inc.
(12)

Lease extension was executed in July 2010. Including the lease extension, remaining lease term in years based on percentage of leased square feet and on percentage of annualized base rent in effect as of June 30, 2010 would have been 9.9 years.

(13)

Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 96,798 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 51,768 rentable square feet, respectively) with remaining lease terms of 7.6 years and 4.6 years, respectively.

(14)

Amount shown is a weighted average of multiple leases with this tenant for 102,283 rentable square feet and 17,857 rentable square feet with remaining lease terms of 9.6 years and 8.8 years, respectively.

(15)

Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 7.3 years and 6.2 years, respectively.

(16)	Space is targeted for redevelopment into single or multi-tenancy laboratory space upon lease expiration.
(17)	As of March 31, 2010, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.
(18)

Amount shown is a weighted average of multiple leases with this tenant for 30,187 rentable square feet, 78,916 rentable square feet, 6,125 rentable square feet, 6,669 rentable square feet, 31,260 rentable square feet, 33,244 rentable square feet, 1,578 rentable square feet, and 1,743 rentable square feet, with remaining lease terms of 7.5 years, 7.4 years, 4.3 years, 4.2 years, 3.4 years, 2.8 years, 0.5 years, and 0.2 years, respectively.

(19)

Amount shown is a weighted average of multiple leases with this tenant for 106,425 rentable square feet and 16,897 rentable square feet with remaining lease terms of 4.4 years and 1.7 years, respectively.

(20)

Amount shown is a weighted average of multiple leases with this tenant for 67,473 rentable square feet and 34,723 rentable square feet with remaining lease terms of 4.3 years and 0.3 years, respectively.

(21)

Amount shown is a weighted average of multiple leases with this tenant for 143,585 rentable square feet and 15,294 rentable square feet with remaining lease terms of 6.3 years and 0.7 years, respectively.

Results of operations

Comparison of Three Months Ended June 30, 2010 (“Second Quarter 2010”) to Three Months Ended June 30, 2009 (“Second Quarter 2009”)

Rental revenues increased by $2.1 million, or 2%, to $89.5 million for Second Quarter 2010 compared to $87.5 million for Second Quarter 2009.  The increase resulted from rental revenues from properties placed in service or redeveloped during the periods after April 1, 2009, including the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010, and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $1.9 million, or 8%, to $26.6 million for Second Quarter 2010 compared to $24.7 million for Second Quarter 2009.  The increase resulted primarily from tenant recoveries from properties placed in service or redeveloped during the periods after April 1, 2009, including the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  As of June 30, 2010 and 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses, including increases thereto.  Additionally, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses as of June 30, 2010 and 2009.

Other income for Second Quarter 2010 and Second Quarter 2009 of $0.9 million and $8.9 million, respectively, represents construction management fees, interest, investment income, and storage income.  Other income for Second Quarter 2009 included a $7.2 million cash receipt related to real estate acquired in November 2007.  Excluding the cash receipt, the decrease in other income was primarily due to a decrease in investment income for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Rental operating expenses increased by $1.1 million, or 4%, to $30.4 million for Second Quarter 2010 compared to $29.2 million for Second Quarter 2009.  The increase resulted primarily from rental operating expenses (primarily property taxes and utilities) from properties placed in service or redeveloped during the periods after April 1, 2009, including the delivery of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  The majority of the increase in rental operating expenses is recoverable from tenants through tenant recoveries.

General and administrative expenses decreased by $0.5 million, or 6%, to $8.3 million for Second Quarter 2010 compared to $8.8 million for Second Quarter 2009.  As a percentage of total revenues, general and administrative expenses for Second Quarter 2010 remained relatively consistent with Second Quarter 2009 at approximately 7% of total revenues.

Interest expense decreased by $2.6 million, or 12%, to $18.8 million for Second Quarter 2010 compared to $21.4 million for Second Quarter 2009.  The decrease resulted from several factors including a decrease in the weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, coupled with a decrease in total indebtedness, partially offset by an increase in interest associated with our 8.00% Unsecured Convertible Notes which were issued in April 2009.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.3% as of June 30, 2009 to approximately 3.27% as of June 30, 2010.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources - Interest Rate Hedge Agreements”).

Depreciation and amortization increased by $0.8 million, or 3%, to $30.3 million for Second Quarter 2010 compared to $29.5 million for Second Quarter 2009.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service or redeveloped during the periods after April 1, 2009, including the delivery of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.

During Second Quarter 2010, we recognized a loss on early extinguishment of debt of approximately $41.5 million upon completion of an exchange of approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes for 5.6 million shares of our common stock and $41.9 million in cash (the “Exchange Offer”).

During Second Quarter 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes for $59.2 million in cash.

Income from discontinued operations, net of $0.7 million for Second Quarter 2009 reflects the results of operations of one property sold in first quarter of 2010 and four properties sold in 2009.

Comparison of Six Months Ended June 30, 2010 (“Six Months 2010”) to Six Months Ended June 30, 2009 (“Six Months 2009”)

Rental revenues decreased by $13.1 million, or 7%, to $178.4 million for Six Months 2010 compared to $191.5 million for Six Months 2009.  Rental revenues for Six Months 2009 included additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.  Excluding the additional rental income, rental revenues for Six Months 2010 increased by $5.4 million, or 3%, compared to Six Months 2009 as a result of rental revenues from properties placed in service or redeveloped during the periods after January 1, 2009, including the delivery of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010, and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $1.7 million, or 3%, to $53.1 million for Six Months 2010 compared to $51.5 million for Six Months 2009.  The increase resulted primarily from properties placed in service or redeveloped during the periods after January 1, 2009, including the delivery of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  As of June 30, 2010 and 2009, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses, including increases thereto.  Additionally, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses as of June 30, 2010 and 2009.

Other income for Six Months 2010 and Six Months 2009 of $2.0 million and $9.7 million, respectively, represents construction management fees, interest, investment, and storage income.  Other income for Six Months 2009 included a $7.2 million cash payment related to real estate acquired in November 2007.

Rental operating expenses remained relatively consistent at $62.0 million for Six Months 2010 compared to $61.7 million for Six Months 2009. The majority of the increase in rental operating expenses is recoverable from our tenants through tenant recoveries.

General and administrative expenses remained relatively steady at $17.7 million for Six Months 2010 compared to $18.2 million for Six Months 2009.  As a percentage of total revenues, general and administrative expenses for Six Months 2010 remained relatively consistent with Six Months 2009 at approximately 7% to 8% of total revenues.

Interest expense decreased by $5.2 million, or 13%, to $36.3 million for Six Months 2010 compared to $41.6 million for Six Months 2009.  The decrease resulted from several factors including a decrease in the weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, coupled with a decrease in total indebtedness, partially offset by an increase in interest associated with our 8.00% Unsecured Convertible Notes which were issued in April 2009.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.3% as of June 30, 2009 to approximately 3.27% as of June 30, 2010.  We have entered into certain interest hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources - Interest Rate Hedge Agreements”).

Depreciation and amortization was relatively consistent at approximately $60.1 million for Six Months 2010 compared to approximately $60.7 million for Six Months 2009.

During Six Months 2010, we recognized a loss on early extinguishment of debt of approximately $41.5 million upon completion of our Exchange Offer.

During Six Months 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes for $59.2 million in cash.

Income from discontinued operations, net of $0.7 million for Six Months 2010 reflects the results of operations and gains on one property sold in first quarter of 2010. In connection with the property sold in Six Months 2010, we recorded a gain of approximately $24,000.  Income from discontinued operations, net of $3.7 million for Six Months 2009 reflects the results of operations and of one property sold in the first quarter of 2010, and four properties sold in 2009, three of which were sold during Six Months 2009.  In connection with the properties sold during Six Months 2009, we recorded a gain of approximately $2.2 million.

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

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                 cash on hand of approximately $73.3 million as of June 30, 2010;

•                 restricted cash of approximately $37.7 million as of June 30, 2010;

•                 cash flows generated by operating activities (for the six months ended June 30, 2010, we generated approximately $121.3 million of cash flows from operating activities);

•                 availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.4 billion outstanding as of June 30, 2010);

•                 cash proceeds from new secured or unsecured financings;

•                 cash proceeds generated from potential asset sales;

•                 cash proceeds from the issuance of common or preferred equity or debt securities; and

•                 cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of June 30, 2010 consisted of the following (in thousands):

		Payments by Period
	Total	2010	2011-2012		2013-2014		Thereafter

Secured notes payable (1)	$859,831	$5,743	$175,808		$269,225		$409,055
Unsecured line of credit (2)	696,000	–	696,000		–		–
Unsecured term loan (2)	750,000	–	750,000		–		–
Unsecured convertible notes	392,021	–	384,700		7,321	(3)	–
Estimated interest payments	451,870	50,032	154,723		88,778		158,337
Ground lease obligations	606,219	3,484	15,828		17,062		569,845
Other obligations	24,830	655	23,341	(4)	256		578
Total	$3,780,771	$59,914	$2,200,400		$382,642		$1,137,815

(1)

Assumes we exercise our sole right to extend the maturity dates of a secured note payable of approximately $28.5 million from January 1, 2011 to January 1, 2012. Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.9 million, of which approximately $20.8 million matures in 2014. Also, the total amount is net of unamortized discounts of approximately $2.2 million.

(2)	Assumes we exercise our sole right to extend the maturity date of our unsecured line of credit from October 2010 to October 2011 and our unsecured term loan from October 2011 to October 2012.
(3)	In July 2010, we repurchased an additional $7.1 million principal amount of our 8.00% Unsecured Convertible Notes in a privately negotiated transaction.
(4)	Includes approximately $21.1 million representing our share of a secured note payable held by our unconsolidated real estate entity due in 2012.

Secured notes payable as of June 30, 2010 consisted of 21 notes secured by 52 properties.  Our secured notes payable generally require monthly payments of principal and interest and had weighted average interest rates of approximately 5.95% at June 30, 2010.  Noncontrolling interests’ share of secured notes payable aggregated approximately $21.9 million as of June 30, 2010.  At June 30, 2010, our secured notes payable were comprised of approximately $800.3 million and $59.5 million of fixed and variable rate debt, respectively.

Our unsecured line of credit matures in October 2010 and may be extended at our sole option for an additional one-year period to October 2011. Our unsecured term loan matures in October 2011 and may be extended at our sole option for an additional one-year period to October 2012.

In April 2009, we completed a private offering of $240 million principal amount of our 8.00% Unsecured Convertible Notes.  In June 2010, we completed an exchange of approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes, representing approximately 97% of the total principal amount previously outstanding on our 8.00% Unsecured Convertible Notes.

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

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates and scheduled maturity dates. As of June 30, 2010, approximately 67% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Liquidity and Capital Resources – Interest Rate Hedge Agreements.”  The remaining 33% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the above table because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.

Ground lease obligations as of June 30, 2010 include leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 23 to 96 years, excluding extension options.

In addition to the above, as of June 30, 2010, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science laboratory infrastructure improvements under the terms of leases approximated $126.1 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $51.8 million for certain investments over the next six years.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a VIE, but for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 of the notes to our condensed consolidated financial statements for further discussion.

Capital expenditures, tenant improvements and leasing costs

As of June 30, 2010, we had an aggregate of approximately 865,000 rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 552,227 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space.

For the six months ended June 30, 2010 and 2009, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $219.2 million and $241.6 million, respectively.  These amounts include payments for property-related capital expenditures and tenant improvements presented in the table below including non-revenue enhancing capital expenditures and tenant improvement and leasing costs related to re-tenanted and renewal space.

The following table shows total and the five-year average per square foot property-related capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the six months ended June 30, 2010 and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005:

		Six Months Ended	Year Ended December 31,
	Average (1)	June 30, 2010	2009	2008	2007	2006	2005
Capital expenditures (2):
Major capital expenditures	$699,000	$168,000	$529,000	$405,000	$1,379,000	$575,000	$972,000
Recurring capital expenditures	$1,013,000	$575,000	$1,405,000	$955,000	$648,000	$639,000	$1,278,000
Square feet in asset base	10,776,314	11,750,887	11,740,993	11,770,769	11,476,217	9,790,326	8,128,690
Per square foot:
Major capital expenditures	$0.06	$0.01	$0.05	$0.03	$0.12	$0.06	$0.12
Recurring capital expenditures	$0.09	$0.05	$0.12	$0.08	$0.06	$0.07	$0.16
Tenant improvements and leasing costs:
Re-tenanted space (3)
Tenant improvements and leasing costs	$1,664,000	$944,000	$1,475,000	$3,481,000	$1,446,000	$1,370,000	$324,000
Re-tenanted square feet	285,727	196,225	211,638	505,773	224,767	248,846	130,887
Per square foot	$5.82	$4.81	$6.97	$6.88	$6.43	$5.51	$2.48
Renewal space
Tenant improvements and leasing costs	$2,331,000	$2,342,000	$3,263,000	$2,364,000	$1,942,000	$957,000	$778,000
Renewal square feet	747,957	484,759	976,546	748,512	671,127	455,980	666,058
Per square foot	$3.12	$4.83	$3.34	$3.16	$2.89	$2.10	$1.17

(1)	Average includes annualized amounts for the six months ended June 30, 2010.
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

Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. As of June 30, 2010 approximately 92% (on a rentable square footage basis) of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

Tenant improvements and leasing costs also fluctuate in any given year depending upon factors such as the timing and extent of vacancies, property age, location and characteristics, the type of lease (renewal tenant or re-tenanted space) the involvement of external leasing agents, and overall competitive market conditions.  We expect our future capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) to be approximately in the range as shown in the preceding table.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of June 30, 2010, we had borrowings of $696 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate hedge agreements, of approximately 3.27%.

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

•                  minimum book value of $1.8 billion; and

•                  secured debt ratio less than 55.0%.

As of June 30, 2010, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan were the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, encumbered, and unencumbered assets.  As of June 30, 2010, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  Our current expectation is that we will continue to meet requirements of our debt covenants in the short and long term.  However, in the event of a continued economic slow-down, continued crisis in the credit markets and rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of June

30, 2010, aggregate unsecured borrowings were limited to approximately $2.7 billion. If net operating income from properties supporting our borrowing capacity under our unsecured credit facilities decreases, our borrowing capacity under our credit facilities will also decrease. Additionally, we may be required to reduce our outstanding borrowings under our credit facilities in order to maintain compliance with one or more covenants under our credit facilities.

Interest rate hedge agreements

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate hedge agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate hedge agreements as of June 30, 2010 (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at June 30, 2010	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(6,234)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(775)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,016)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,247)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(1,095)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,354)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,354)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(1,240)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(1,242)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(1,566)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(9,421)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(9,440)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(7,030)
Total					$628,500	$(52,014)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of June 30, 2010, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of June 30, 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $52.0 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period that the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For the six months ended June 30, 2010, approximately $15.9 million was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next twelve months, we expect to reclassify approximately $23.1 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Secured notes payable

As of June 30, 2010, we had aggregate secured notes payable of approximately $859.8 million. If we are unable to refinance, extend principal payments due at maturity, or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity. Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value, and other key loan terms may be less favorable than existing loan terms.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the six months ended June 30, 2010, we paid dividends on our common stock aggregating approximately $31.0 million.  Also, during the six months ended June 30, 2010, we paid dividends on our 8.375% series C cumulative redeemable preferred stock and our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) aggregating approximately $5.4 million and $8.8 million, respectively.

Sources of capital

Cash and cash equivalents

As of June 30, 2010, we had approximately $73.3 million of cash and cash equivalents.

Restricted cash

Restricted cash consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Funds held in trust under the terms of certain secured notes payable	$24,370	$19,340
Funds held in escrow related to construction projects	11,348	24,054
Other restricted funds	1,942	3,897
Total	$37,660	$47,291

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the six months ended June 30, 2010 increased by $9.2 million to $121.3 million compared to $112.0 million for the six months ended June 30, 2009.  The increase resulted primarily from increases in cash flows from overall changes in operating assets and liabilities.  Cash flows from operations are primarily dependent upon the occupancy level of our asset base, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations, recoveries from our tenants, and the level of operating and other costs.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of June 30, 2010, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto, and approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses.

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

Net cash used in investing activities for the six months ended June 30, 2010 was $203.0 million compared to $210.7 million for the six months ended June 30, 2009. The decrease in net cash used in investing activities primarily reflects lower additions to properties offset by changes in restricted cash related to construction projects and increase in additions to investments.

Net cash provided by financing activities for the six months ended June 30, 2010 decreased by $13.5 million to $84.4 million compared to $97.8 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, proceeds from the borrowings on our unsecured line of credit of approximately $272.0 million was partially offset by principal reductions of secured notes payable and our unsecured line of credit of approximately $90.6 million.  Additionally, for the six months ended June 30, 2010, we paid approximately $43.5 million related to our Exchange Offer and paid dividends on our common and preferred stock of approximately $45.2 million.  For the six months ended June 30, 2009, proceeds from the issuance of common stock, the issuance of our 8.00% Unsecured Convertible Notes and borrowings from secured notes payable and from our unsecured line of credit of approximately $878.7 million were partially offset by the repurchase of certain of our 3.70% Unsecured Convertible Notes and principal reductions of secured notes payable and our unsecured line of credit of approximately $708.6 million.  Additionally, for the six months ended June 30, 2009, we paid dividends on our common and preferred stock of approximately $71.6 million.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of June 30, 2010, we had borrowings of $696 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate hedge agreements, of approximately 3.27%.

Property dispositions

During the six months ended June 30, 2010, we sold one property at an aggregate contract price of approximately $11.8 million. During the year ended December 31, 2009, we sold four properties at an aggregate contract price of approximately $20.9 million.

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

In April 2009, we completed a private offering of our 8.00% Unsecured Convertible Notes.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $233.0 million.  In June 2010, we completed an exchange of approximately $232.7 million principal amount (representing approximately 97% of the $240,000,000 aggregate principal amount of our 8.00% unsecured convertible notes outstanding prior to the Exchange Offer) of our 8.00% Unsecured Convertible Notes for 5.6 million shares of our common stock and $41.9 million in cash.  In July 2010, we repurchased an additional $7.1 million principal amount of our 8.00% Unsecured Convertible Notes in a privately negotiated transaction.

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

In March and April 2008, we completed a public offering of 10,000,000 shares of Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $242 million (after deducting underwriters’ discounts and other offering costs).  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions, and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2010, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.  The net proceeds from this offering, after initial purchasers’ fees and other offering costs, were approximately $450.8 million.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of a Fundamental Change, including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2010, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.  Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase. Pursuant to the accounting literature related to convertible debt, at issuance of the 3.70% Unsecured Convertible Notes, we determined the effective interest rate of the notes to be 5.96%.

We hold interests, together with certain third parties, in a limited partnership and in limited liability companies, which we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Inflation

As of June 30, 2010, approximately 89% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area and other operating expenses, including increases thereto.  In addition, approximately 8% of our leases (on a rentable square footage basis) required the tenants to pay a majority of operating expenses. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

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

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(20,393)	$32,298	$206	$65,082
Add:
Depreciation and amortization (1)	30,342	29,722	60,080	61,168
Net income attributable to noncontrolling interests	930	4,362	1,865	5,237
Net income attributable to unvested restricted stock awards	149	367	311	868
Subtract:
Gain on sales of property (2)	–	–	(24)	(2,234)
FFO attributable to noncontrolling interests	(1,039)	(842)	(2,137)	(1,919)
FFO attributable to unvested restricted stock awards	(149)	(740)	(598)	(1,687)
Subtotal	$9,840	$65,167	$59,703	$126,515
Add:
Assumed conversion of 8.00% Unsecured Convertible Notes	–	3,197	–	3,197
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	–	37	–	52
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities and assumed conversion	$9,840	$68,401	$59,703	$129,764

(1)	Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).
(2)

Gain on sales of property for the six months ended June 30, 2010 relates to the disposition of one property. Gain on sales of property for the six months ended June 30, 2009 relates to the dispositions of three properties. Gain on sales of property is included in the condensed consolidated statements of income in income from discontinued operations, net.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on June 30, 2010, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $4.2 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements in effect on June 30, 2010, would increase annual future earnings by approximately $4.2 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes and interest rate hedge agreements would decrease their aggregate fair values by approximately $63.4 million at June 30, 2010.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $57.6 million at June 30, 2010.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on June 30, 2010.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of June 30, 2010 would decrease their fair value by approximately $7.7 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of June 30, 2010, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $0.8 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.8 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                         EXHIBITS

3.1*	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.2*	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.3*	Bylaws of the Company (as amended May 27, 2010), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 2, 2010.
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (unaudited), (ii) Condensed Consolidated Income Statements for the three months and six months ended June 30, 2010 and 2009 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2010 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2010 and 2009 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2010.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)