Form 10-Q
period 2010-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2010-11-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, 55,339,406 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Investments in real estate:
Rental properties	$4,162,394	$3,903,955
Less: accumulated depreciation	(588,167)	(520,647)
Rental properties, net	3,574,227	3,383,308
Land held for future development	306,577	255,025
Construction in progress	1,356,905	1,400,795
Investment in unconsolidated real estate entity	35,940	–
Investments in real estate, net	5,273,649	5,039,128
Cash and cash equivalents	110,811	70,628
Restricted cash	35,295	47,291
Tenant receivables	4,929	3,902
Deferred rent	108,303	96,700
Investments	80,941	72,882
Other assets	134,697	126,696
Total assets	$5,748,625	$5,457,227

Liabilities and Equity
Secured notes payable	$841,317	$937,017
Unsecured line of credit and unsecured term loan	1,304,000	1,226,000
Unsecured convertible notes	374,146	583,929
Accounts payable, accrued expenses, and tenant security deposits	294,833	282,516
Dividends payable	25,554	21,686
Total liabilities	2,839,850	3,051,148

Redeemable noncontrolling interests	15,945	41,441

Alexandria Real Estate Equities, Inc. stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	549	438
Additional paid-in capital	2,504,365	1,977,062
Accumulated other comprehensive loss	(33,348)	(33,730)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	2,851,204	2,323,408
Noncontrolling interests	41,626	41,230
Total equity	2,892,830	2,364,638
Total	$5,748,625	$5,457,227

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Income Statements

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental	$90,395	$88,419	$268,765	$279,891
Tenant recoveries	29,648	26,230	82,782	77,694
Other income	1,586	1,177	3,579	10,839
Total revenues	121,629	115,826	355,126	368,424

Expenses
Rental operations	33,704	31,218	95,707	92,876
General and administrative	8,044	9,611	25,791	27,833
Interest	16,111	21,225	52,451	62,797
Depreciation and amortization	32,009	28,112	92,086	88,854
Total expenses	89,868	90,166	266,035	272,360

(Loss) gain on early extinguishment of debt	(1,300)	–	(42,796)	11,254
Income from continuing operations	30,461	25,660	46,295	107,318

Income from discontinued operations, net	–	718	727	4,425

Net income	30,461	26,378	47,022	111,743

Net income attributable to noncontrolling interests	920	886	2,785	6,123
Dividends on preferred stock	7,089	7,090	21,268	21,268
Net income attributable to unvested restricted stock awards	217	199	502	1,038
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,235	$18,203	$22,467	$83,314

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.45	$0.45	$0.47	$2.14
Discontinued operations, net	–	0.02	0.02	0.12
Earnings per share – basic	$0.45	$0.47	$0.49	$2.26

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.45	$0.45	$0.47	$2.14
Discontinued operations, net	–	0.02	0.02	0.12
Earnings per share – diluted	$0.45	$0.47	$0.49	$2.26

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. Stockholders
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2009	$129,638	$250,000	43,846,050	$438	$1,977,062	$-	$(33,730)	$41,230	$2,364,638	$41,441
Net income	-	-	-	-	-	44,237	-	1,846	46,083	939
Unrealized loss on marketable securities	-	-	-	-	-	-	(1,419)	-	(1,419)	-
Unrealized (loss) gain on interest rate hedge agreements	-	-	-	-	-	-	(4,276)	-	(4,276)	80
Foreign currency translation	-	-	-	-	-	-	6,077	12	6,089	-
Contributions by noncontrolling interests	-	-	-	-	-	-	-	711	711	674
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,173)	(2,173)	(1,017)
Redemption of redeemable noncontrolling interests	-	-	-	-	(179)	-	-	-	(179)	(2,167)
Deconsolidation of investment in real estate entity (see Note 3)	-	-	-	-	-	-	-	-	-	(24,005)
Exchange of 8.00% unsecured convertible notes (see Note 6)	-	-	5,620,256	56	203,051	-	-	-	203,107	-
Equity component related to repurchase of 8.00% unsecured convertible notes (see Note 6)	-	-	-	-	(5,213)	-	-	-	(5,213)	-
Issuance of common stock, net of offering costs	-	-	5,175,000	52	342,290	-	-	-	342,342	-
Issuances pursuant to stock plan	-	-	250,332	3	16,756	-	-	-	16,759	-
Dividends declared on preferred stock	-	-	-	-	-	(21,268)	-	-	(21,268)	-
Dividends declared on common stock	-	-	-	-	-	(52,371)	-	-	(52,371)	-
Distributions in excess of earnings	-	-	-	-	(29,402)	29,402	-	-	-	-
Balance at September 30, 2010	$129,638	$250,000	54,891,638	$549	$2,504,365	$-	$(33,348)	$41,626	$2,892,830	$15,945

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income	$47,022	$111,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,089	89,504
Loss (gain) on early extinguishment of debt	42,796	(11,254)
Amortization of loan fees and costs	5,893	5,877
Amortization of debt premiums/discount	7,967	7,790
Amortization of acquired above and below market leases	(5,504)	(7,991)
Deferred rent	(13,740)	(7,315)
Stock compensation expense	8,049	10,857
Equity in income related to investments	(48)	(39)
Gain on sales of investments	(1,263)	(2,625)
Loss on sales of investments	155	854
Gain on sales of property	(24)	(2,234)
Changes in operating assets and liabilities:
Restricted cash	2,258	(4,718)
Tenant receivables	(776)	2,664
Other assets	(27,972)	(22,901)
Accounts payable, accrued expenses, and tenant security deposits	5,053	954
Net cash provided by operating activities	161,955	171,166

Investing Activities
Additions to properties	(327,448)	(341,410)
Purchase of properties	(29,881)	–
Proceeds from sales of properties	10,514	11,929
Change in restricted cash related to construction projects	15,032	(3,350)
Contributions to unconsolidated real estate entity	(2,299)	–
Transfer of cash to unconsolidated real estate entity upon deconsolidation	(154)	–
Additions to investments	(11,849)	(10,442)
Proceeds from investments	3,527	3,979
Net cash used in investing activities	(342,558)	(339,294)

Financing Activities
Proceeds from secured notes payable	–	1,082
Principal reductions of secured notes payable	(63,868)	(245,849)
Change in restricted cash related to financings	(8,156)	15,848
Principal borrowings from unsecured line of credit and term loan	455,000	583,000
Repayments of borrowings from unsecured line of credit	(377,000)	(760,000)
Proceeds from issuance of 8.00% unsecured convertible notes	–	232,950
Payment on exchange of 8.00% unsecured convertible notes	(43,528)	–
Repurchase of unsecured convertible notes	(12,755)	(59,204)
Proceeds from issuance of common stock	342,342	488,163
Proceeds from exercise of stock options	2,673	302
Dividends paid on common stock	(48,503)	(71,191)
Dividends paid on preferred stock	(21,268)	(21,268)
Contributions by redeemable noncontrolling interests	674	5,003
Distributions to redeemable noncontrolling interests	(1,017)	(1,046)
Redemption of redeemable noncontrolling interests	(2,346)	(1,052)
Contributions by noncontrolling interests	711	300
Distributions to noncontrolling interests	(2,173)	(1,791)
Net cash provided by financing activities	220,786	165,247
Net increase (decrease) in cash and cash equivalents	40,183	(2,881)
Cash and cash equivalents at beginning of period	70,628	71,161
Cash and cash equivalents at end of period	$110,811	$68,280

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

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”) focused principally on cluster development through the ownership, operation, management, selective redevelopment, development, and acquisition of properties containing life science space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.  Our asset base contains 164 properties approximating 12.9 million rentable square feet consisting of 159 properties approximating 12.3 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 561,929 rentable square feet.

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

We hold interests, together with certain third parties, in companies which we consolidate in our financial statements.  We consolidate the companies because we exercise significant control over major decisions by these entities, such as investing and financing activities.

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

Rental properties, net, land held for future development, construction in progress, and intangibles are individually evaluated for impairment when conditions exist that may indicate that it is probable that the sum of expected future undiscounted cash flows is less than the carrying amount.  Impairment indicators for our rental properties, land held for future development, and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.  We did not incur impairment charges for the three and nine months ended September 30, 2010 and 2009.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Unrealized gain on marketable securities	$5,861	$7,280
Unrealized loss on interest rate hedge agreements	(54,319)	(50,043)
Unrealized gain on foreign currency translation	15,110	9,033
	$(33,348)	$(33,730)

The following table provides a reconciliation of comprehensive income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$30,461	$26,378	$47,022	$111,743
Unrealized gain (loss) on marketable securities	434	604	(1,419)	946
Unrealized (loss) gain on interest rate hedge agreements	(2,115)	(3,649)	(4,196)	23,540
Unrealized gain on foreign currency translation	8,718	11,869	6,089	18,525
Comprehensive income	37,498	35,202	47,496	154,754
Comprehensive income attributable to noncontrolling interests	928	859	2,877	6,055
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.	$36,570	$34,343	$44,619	$148,699

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

2.                 Basis of presentation (continued)

Income Taxes (continued)

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2010, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax related interest expense or penalties for the three and nine months ended September 30, 2010 and 2009.

Earnings per share and dividends declared

We account for unvested restricted stock awards which contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.  We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc’s common stockholders as the “control number” in determining whether potential shares of common stock issuable upon exercise of outstanding stock options are dilutive or antidilutive to earnings per share.

The following table shows the computation of earnings per share and dividends declared per common share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2010	2009	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	$22,235	$18,203	$22,467	$83,314
Assumed conversion of 8.00% unsecured convertible notes	–	–	–	–
Effect of dilutive securities attributable to unvested restricted stock awards	–	–	–	–
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities and assumed conversion – numerator for diluted earnings per share	$22,235	$18,203	$22,467	$83,314
Denominator:
Weighted average shares of common stock outstanding – basic	49,807,241	39,094,018	46,188,308	36,858,606
Effect of dilutive securities:
Stock options	23,098	11,932	31,813	8,207
8.00% unsecured convertible notes	–	–	–	–
Weighted average shares of common stock outstanding – diluted	49,830,339	39,105,950	46,220,121	36,866,813
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.45	$0.47	$0.49	$2.26
Diluted	$0.45	$0.47	$0.49	$2.26
Dividends declared per common share	$0.35	$0.35	$1.05	$1.50

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

We apply the if-converted method of accounting for our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”). In applying the if-converted method of accounting, conversion is assumed for purposes of calculating diluted earnings per share if the effect is dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method of accounting is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  Furthermore, we assume that our 8.00% Unsecured Convertible Notes are converted for the period prior to any retirement or actual conversion if the effect of such assumed conversion is dilutive, and any shares of common stock issued upon retirement or actual conversion are included in the denominator for the period after the date of retirement or conversion. We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential shares of common stock issuable upon conversion of our 8.00% Unsecured Convertible Notes are dilutive or antidilutive to earnings per share.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the three and nine months ended September 30, 2010 and 2009 since the impact was antidilutive to earnings per share from continuing operations during those periods.

We also apply the if-converted method of accounting to our series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential shares of common stock issuable upon conversion of our Series D Convertible Preferred Stock are dilutive or antidilutive to earnings per share.  For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three and nine months ended September 30, 2010 and 2009 since the impact was antidilutive to earnings per share from continuing operations during those periods.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”) when the average market price of our common stock is higher than the conversion price ($117.36 as of September 30, 2010). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred at the end of the reporting period pursuant to the treasury stock method.  For the three and nine months ended September 30, 2010 and 2009, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price of $117.36 as of September 30, 2010 related to our 3.70% Unsecured Convertible Notes and the impact of conversion would have been antidilutive.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows net income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.:
Income from continuing operations	$29,541	$24,774	$43,510	$101,195
Income from discontinued operations, net	–	718	727	4,425
Net income attributable to Alexandria Real Estate Equities, Inc.	$29,541	$25,492	$44,237	$105,620

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

Fair value

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: 1) using quoted prices in active markets for identical assets or liabilities, 2) “significant other observable inputs,” and 3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  As described in Note 7, our interest rate hedge agreements have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair values of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  As of September 30, 2010 and December 31, 2009, the book and fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Secured notes payable	$841,317	$927,219	$937,017	$909,367
Unsecured line of credit and unsecured term loan	1,304,000	1,277,595	1,226,000	1,175,512
Unsecured convertible notes	374,146	382,642	583,929	615,572

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

3.                 Investments in real estate, net

Our real estate investments consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$473,662	$474,859
Buildings and building improvements	3,508,658	3,249,866
Other improvements	180,074	179,230
Gross book value of rental/operating properties	4,162,394	3,903,955
Less: accumulated depreciation	(588,167)	(520,647)
Rental properties, net	3,574,227	3,383,308
Land held for future development	306,577	255,025
Construction in progress	1,356,905	1,400,795
Investment in unconsolidated real estate entity	35,940	–
Investments in real estate, net	$5,273,649	$5,039,128

Rental properties, net, land held for future development, and construction in progress

As of September 30, 2010 and December 31, 2009, we had approximately $3.6 billion and $3.4 billion of rental properties, net aggregating 11.7 and 11.2 million rentable square feet as of the end of each respective period.  Additionally, as of September 30, 2010 and December 31, 2009, we had approximately $306.6 million and $255.0 million, respectively, of land held for future development aggregating 5.5 million and 4.8 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.

As of September 30, 2010 and December 31, 2009, we had approximately $1.4 billion in costs related to development, redevelopment, and other assets undergoing preconstruction and construction activities.  These projects are classified in the accompanying condensed consolidated balance sheets as construction in progress.  As of September 30, 2010 and December 31, 2009, we had 617,662 and 575,152 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to life science space, including conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space. As of September 30, 2010 and December 31, 2009, we had 561,929 and 980,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science properties.  Additionally, as of September 30, 2010 and December 31, 2009, we had an aggregate of 5.8 million and 6.3 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design, and site work; activities prior to commencement of vertical construction of aboveground shell and core) as well as preconstruction and construction in new markets and other projects.  We are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the nine months ended September 30, 2010 and 2009, was approximately $58.2 million and $56.1 million, respectively.

3.                 Investments in real estate, net (continued)

Investment in unconsolidated real estate entity

In 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 428,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in 2012 with an outstanding balance of $38.4 million as of September 30, 2010 and December 31, 2009.  In 2009, the entity entered into an interest rate cap agreement related to the secured note with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  The agreement sets a ceiling on one month LIBOR at 2.50% related to the secured note.  Prior to the adoption of the new VIE accounting literature, we determined that the entity qualified as a VIE for which we were also the entity’s primary beneficiary since we would absorb the majority of the entity’s expected losses and receive a majority of the entity’s expected residual returns.  As a result, we had consolidated the entity since its inception in 2007.  The new VIE accounting literature cites two criteria to determine the primary beneficiary of a VIE, both of which must be met to be deemed the primary beneficiary of a VIE.  Upon adoption of the new VIE accounting literature on January 1, 2010, we determined that we did not meet both criteria since we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  The decisions that most significantly impact the VIE’s economic performance require both our consent and that of our partner, including all major operating, investing, and financing decisions as well as decisions over major expenditures.  Because we share power over the decisions that most significantly impact the VIE’s economic performance, we determined that we are not the primary beneficiary of the VIE.  As of January 1, 2010, we prospectively deconsolidated the VIE at its carrying amounts, including a decrease of approximately $92.3 million of construction in progress, approximately $3.0 million of restricted cash, approximately $38.4 million of secured notes payable, and $24.0 million of redeemable noncontrolling interests, with a corresponding increase to investment in unconsolidated real estate entity pursuant to the equity method of approximately $33.7 million which is classified as investment in unconsolidated real estate entity on the condensed consolidated balance sheets.  There was no adjustment to retained earnings upon adoption.  As of September 30, 2010, our investment in the unconsolidated entity was approximately $35.9 million.

Our investment in the unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to this entity are allocated in accordance with the operating agreement.  When circumstances indicate there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.  For the three and nine months ended September 30, 2010, there were no indications of a reduction in the value of our investment in the unconsolidated real estate entity.

4.                 Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies has been determined based upon the closing price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of September 30, 2010 and December 31, 2009, our ownership percentage in the voting stock of each individual entity was less than 10%.

4.                 Investments (continued)

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  We did not recognize impairment charges related to our investments for the three and nine months ended September 30, 2010 and 2009.

The following table summarizes our “available for sale” securities (in thousands):

	September 30,	December 31,
	2010	2009
Adjusted cost of “available for sale” securities	$1,410	$1,518
Gross unrealized gains	5,966	7,417
Gross unrealized losses	(106)	(137)
Fair value of “available for sale” securities	$7,270	$8,798

We believe that the gross unrealized losses related to our “available for sale” securities as of September 30, 2010 shown above are temporary.

Our investments in privately held entities as of September 30, 2010 and December 31, 2009 totaled approximately $73,671,000 and $64,084,000, respectively.  Of these totals, approximately $73,589,000 and $64,050,000, respectively, are accounted for under the cost method.  The remainder (approximately $82,000 and $34,000 as of September 30, 2010 and December 31, 2009, respectively) are accounted for under the equity method.   As of September 30, 2010 and December 31, 2009, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loan

Our $1.9 billion in unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of September 30, 2010, we had borrowings of $554 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate hedge agreements, of approximately 3.4%.

Our unsecured line of credit and unsecured term loan, as amended, bear interest at a floating rate based on our election of either (1) a London Interbank Offered Rate (“LIBOR”) based rate plus 1.00% to 1.45% depending on our leverage or (2) the higher of a rate based upon Bank of America’s prime rate plus 0.0% to 0.25% depending on our leverage and the Federal Funds rate plus 0.50%.  For each LIBOR-based borrowing, we must elect a LIBOR period of one, two, three, or six months. In the third quarter of 2010, we exercised our option to extend the maturity date of our $1.15 billion unsecured line of credit from October 29, 2010 to October 29, 2011. We are currently reviewing a proposal for the amendment and extension of our unsecured line of credit with commitments equal to or approximating current commitments of $1.15 billion. We currently anticipate closing this transaction in the fourth quarter of 2010 or the first quarter of 2011.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among others, the following (as defined under the terms of the agreement):

•                  leverage ratio less than 65.0%;

•                  fixed charge coverage ratio greater than 1.40;

•                  minimum book value of $2.1 billion; and

•                  secured debt ratio less than 55.0%.

5.                 Unsecured line of credit and unsecured term loan (continued)

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, encumbered, and unencumbered assets.  As of September 30, 2010, we were in compliance with all such covenants.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of September 30, 2010, aggregate unsecured borrowings were limited to approximately $2.8 billion.

6.                 Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes outstanding as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands, except conversion rates):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	September 30,	December 31,	September 30,		December 31,
	2010	2009	2010		2009
Principal amount	$250	$240,000	$384,700		$384,700
Unamortized discount	22	24,098	10,782		16,673
Net carrying amount of liability component	$228	$215,902	$373,918		$368,027

Carrying amount of equity component	$27	$26,216	$43,538		$43,538
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,039	5,797,101	N/A	(1)	N/A	(1)

Issuance date	April 2009		January 2007
Stated coupon interest rate	8.00%		3.70%
Effective interest rate	11.0%		5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	$41.40		$117.36

	8.00% Unsecured Convertible Notes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010		2009
Contractual interest coupon	$28	$4,800	$8,801		$8,213
Amortization of discount on liability component	7	1,057	2,080		1,809
Total interest cost	$35	$5,857	$10,881		$10,022

	3.70% Unsecured Convertible Notes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010		2009
Contractual interest coupon	$3,558	$3,559	$10,675		$11,550
Amortization of discount on liability component	1,993	1,878	5,891		6,001
Total interest cost	$5,551	$5,437	$16,566		$17,551

(1)             Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the September 30, 2010 and December 31, 2009 closing stock prices of our common stock of $70.00 and $64.29, respectively, and the conversion price of our 3.70% Unsecured Convertible Notes of $117.36 as of September 30, 2010 and December 31, 2009, the if-converted value of the notes did not exceed the principal amount as of September 30, 2010 or December 31, 2009, and accordingly, no shares of our common stock would have been issued if the notes were settled on September 30, 2010 or December 31, 2009.

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

In June 2010, we completed an exchange of our 8.00% Unsecured Convertible Notes for shares of our common stock and cash (the “Exchange Offer”).  The terms of the Exchange Offer included an offer price per $1,000 principal amount of our outstanding unsecured convertible notes of an equivalent number of common shares per bond allowed for under the holder conversion option, or 24.1546 shares, plus a cash premium of $180.  Upon completion of the Exchange Offer, we retired approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes (representing approximately 97% of the $240.0 million aggregate principal amount of our 8.00% Unsecured Convertible Notes outstanding prior to the Exchange Offer) in exchange for 5,620,256 shares of our common stock and cash payments of approximately $41.9 million.  Additionally, we paid approximately $3.1 million in accrued and unpaid interest on the retired portion of our 8.00% Unsecured Convertible Notes to, but excluding, the settlement date.

Upon completion of the Exchange Offer, the total value of the consideration of the Exchange Offer was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  In connection with the Exchange Offer, we recognized a loss on early extinguishment of debt of approximately $41.5 million, including approximately $4.7 million in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt on the accompanying condensed consolidated income statements for the nine months ended September 30, 2010.

In July 2010, we repurchased, in a privately negotiated transaction, an additional $7.1 million principal amount of our 8.00% Unsecured Convertible Notes for an aggregate cash price of approximately $12.8 million (the “Repurchase”).  Upon completion of the Repurchase, the total value of the consideration of the Repurchase was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of $5.2 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of the Repurchase, we recognized a loss on early extinguishment of debt of approximately $1.3 million, including approximately $140,000 in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt on the accompanying condensed consolidated income statements for the three and nine months ended September 30, 2010.

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

6.                 Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2010, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

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

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million (par value) at an aggregate cash price of approximately $59.2 million.  As a result of the repurchases, we recognized a gain on early extinguishment of debt of approximately $11.3 million, net of approximately $860,000 in unamortized issuance costs.  The gain was classified as gain on early extinguishment of debt on the accompanying condensed consolidated income statements for the nine months ended September 30, 2009.

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

The effective portion of changes in the fair value of our interest rate hedge agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the three and nine months ended September 30, 2010 and 2009, our interest rate hedge agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the three and nine months ended September 30, 2010 and 2009, our interest rate hedge agreements were 100% effective.  Accordingly, we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

As of September 30, 2010 and December 31, 2009, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $54.1 million and $49.9 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized gain (loss) in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive income are recognized in the periods that the forecasted hedge transactions affect earnings.  For the three months ended September 30, 2010 and 2009, approximately $7.0 million and $9.9 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  For the nine months ended September 30, 2010 and 2009, approximately $23.6 million and $29.6 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next twelve months, we expect to reclassify approximately $23.0 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

7.                 Interest rate hedge agreements (continued)

As of September 30, 2010, we had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at September 30, 2010	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(6,961)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(463)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,036)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,738)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(572)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,470)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,472)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(646)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(646)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(965)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(10,505)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(10,525)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(8,137)
Total					$628,500	$(54,136)

The fair value of each interest rate hedge agreement is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate hedge agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements.

8.                 Alexandria Real Estate Equities, Inc. stockholders’ equity

In September 2010, we sold 5,175,000 shares of our common stock in a follow-on offering (including 675,000 shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $69.25 per share, resulting in aggregate proceeds of approximately $342.3 million (after deducting underwriters’ discounts and other offering costs).

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

In September 2010, we declared a cash dividend on our common stock aggregating $19,368,000 ($0.35 per share) for the calendar quarter ended September 30, 2010.  In September 2010, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) aggregating $2,714,000 ($0.5234375 per share), for the period from July 15, 2010 through October 15, 2010.  Additionally, in September 2010, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4,375,000 ($0.4375 per share), for the period from July 15, 2010 through October 15, 2010.

9.                 Noncontrolling interests

Noncontrolling interests represent the third party interests in certain entities in which we have a controlling interest. These entities own eight properties and three development parcels as of September 30, 2010 and are included in our consolidated financial statements.  As of December 31, 2009, noncontrolling interests also included a third party interest in a VIE in which we had determined we were the primary beneficiary.  On January 1, 2010, we deconsolidated the VIE upon adoption of the new VIE accounting literature.  See “Variable Interest Entity” in Note 2 and “Investment in Unconsolidated Real Estate Entity” in Note 3 for further discussion on the VIE.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent previously recorded increases have been recorded pursuant to the preceding sentence.  As of September 30, 2010 and December 31, 2009, our redeemable noncontrolling interest balances were approximately $15.9 million and $41.4 million, respectively.  Our remaining noncontrolling interests aggregating approximately $41.6 million and $41.2 million as of September 30, 2010 and December 31, 2009, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

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

10.          Discontinued operations (continued)

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenue	$–	$1,195	$800	$3,624
Operating expenses	–	252	94	759
Revenue less operating expenses	–	943	706	2,865
Interest expense	–	1	–	24
Depreciation expense	–	224	3	650
Subtotal	–	718	703	2,191
Gain on properties “held for sale” and sales of property, net	–	–	24	2,234
Income from discontinued operations, net	$–	$718	$727	$4,425

	September 30, 2010	December 31, 2009
Properties “held for sale,” net	$–	$10,260
Other assets	–	551
Total assets	$–	$10,811
Total liabilities	–	526
Net assets of discontinued operations	$–	$10,285

Income from discontinued operations, net for the three months ended September 30, 2009 includes the results of operations of one property that was sold during the first quarter of 2010, one property that was sold in the fourth quarter of 2009, and three properties that were sold in the first quarter of 2009.  Income from discontinued operations, net for the nine months ended September 30, 2010 includes the results of operations of one property that was sold during the first quarter of 2010.  Income from discontinued operations, net for the nine months ended September 30, 2009 includes the results of operations of one property that was sold during the first quarter of 2010, one property that was sold in the fourth quarter of 2009, and three properties that were sold in the first quarter of 2009.  During the nine months ended September 30, 2010, we sold one property located in the Seattle market that had been classified as “held for sale” as of December 31, 2009.  The total sales price for the property sold during the nine months ended September 30, 2010 was approximately $11.8 million.

11.          Subsequent Events

In October 2010, we acquired a life science campus in the San Diego market aggregating approximately 347,000 rentable square feet.  The purchase of this life science campus included land supporting the future development of additional life science buildings aggregating approximately 382,000 rentable square feet.  The purchase price was approximately $128 million and was funded with borrowings under our unsecured line of credit.  The property is fully leased through December 2011 to a credit life science entity.

In November 2010, we completed sales of land parcels in Mission Bay, San Francisco for an aggregate sales price of approximately $278 million at a gain of approximately $60 million. The sales of the land parcels resulted in a reduction of our preconstruction square footage by approximately 2.0 million square feet in the Mission Bay, San Francisco submarket.  The cash proceeds from these sales were used to repay outstanding borrowings under our unsecured line of credit.  These sales did not meet the criteria required for classification as held for sale until late October 2010.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operation, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

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

•                  inflation or deflation;

•                  prolonged period of stagnant growth;

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

•                  changes in laws, regulations, and financial accounting standards;

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and preeminent REIT focused principally on cluster development through the ownership, operation, management, selective redevelopment, development, and acquisition of properties containing life science space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and government agencies. Our primary business objective is to maximize shareholder value by providing its shareholders and employees with the greatest possible total return based on a multi-faceted platform of internal and external growth. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.

As of September 30, 2010, we had 164 properties approximating 12.9 million rentable square feet consisting of 159 properties approximating 12.3 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 561,929 rentable square feet.  As of that date, our properties were approximately 94.0% leased, excluding ground-up development and spaces at properties undergoing a permanent change in use to life science space through redevelopment, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property development, redevelopment, and acquisition activities.

For the nine months ended September 30, 2010, we:

•                executed 112 leases for 1,670,000 rentable square feet, including 437,000 rentable square feet of redevelopment and development space;

•                reported occupancy at 94.0%;

•                completed a follow-on common stock offering with net proceeds of $342 million;

•                retired substantially all $240 million of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”);

•                exercised our option to extend the maturity date of our $1.15 billion unsecured line of credit from October 29, 2010 to October 29, 2011;

•                repaid five secured loans aggregating $55.2 million;

•                completed the ground-up development of two properties aggregating approximately 245,000 rentable square feet pursuant to 10-year leases;

•                commenced the ground-up development of a single-tenant property in the Southeast market aggregating 97,000 rentable square feet pursuant to a 15-year lease;

•                sold one property aggregating 71,000 rentable square feet which was previously classified as “held for sale”;

•                obtained final zoning approval for Alexandria Center™ at Kendall Square located in East Cambridge, Massachusetts, which is an 11.3-acre development of 1.9 million rentable square feet of life science and other space;

•                acquired one property in the Suburban Washington, D.C. market aggregating approximately 49,000 rentable square feet for $13 million; and

•                entered into a definitive agreement to acquire three life science properties and other selected assets and interests of privately-held Veralliance Properties, Inc., for which we completed the acquisition of one property in the third quarter of 2010 and expect to complete the acquisition of the remaining two properties in the fourth quarter of 2010.

•                Additionally, Eli Lilly and Company occupied its space at Alexandria Center™ for Life Science – New York City.

We continue to demonstrate the strength and durability of our core operations providing life science space to the broad and diverse life science industry.  Our core operating results were steady for the nine months ended September 30, 2010.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 617,662 rentable square feet and our existing active development projects aggregating approximately an additional 561,929 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up/vertical aboveground development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up/vertical developments.  Future ground-up/vertical development projects will likely require significant preleasing from high quality and/or creditworthy entities.  We also intend to selectively acquire properties that we believe provide long-term value to our stockholders. Our strategy for acquisitions will focus on quality of the submarket locations, improvements, tenancy, and overall return. We believe the life science industry will remain keenly focused on adjacency locations to key innovation drivers in each major life science submarket. As such, we will also focus on adjacency locations which will deliver high cash flows, stability, and returns as we work to deliver the highest value to our stockholders.  We intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect sources of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.  During the nine months ended September 30, 2010, we sold one property for approximately $11.8 million.  In November 2010, we completed sales of land parcels in Mission Bay, San Francisco for an aggregate sales price of approximately $278 million.  The proceeds from these sales were used to repay outstanding debt.

Properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth the rentable square footage, number of properties, annualized base rent, and occupancy of our properties in each of our existing markets as of September 30, 2010 (dollars in thousands):

	September 30, 2010
	Rentable Square Feet				Number of	Annualized	Occupancy
Markets	Operating	Redevelopment	Development	Total	Properties	Base Rent (1)	Percentage (1)(2)
California – San Diego	1,538,430	193,289	–	1,731,719	33	$42,685	88.5%
California – San Francisco Bay	1,823,217	–	308,744	2,131,961	22	63,293	96.8
Eastern Massachusetts	3,220,589	240,660	–	3,461,249	38	117,911	94.5
NYC/New Jersey/Suburban Philadelphia	612,107	–	156,185	768,292	9	18,482	87.6
Southeast	688,919	30,000	97,000	815,919	13	15,093	93.3
Suburban Washington, D.C.	2,387,587	153,713	–	2,541,300	32	49,707	94.3
Washington – Seattle	1,090,205	–	–	1,090,205	13	35,057	97.5
International	342,394	–	–	342,394	4	8,941	100.0
Total Properties (Continuing Operations)	11,703,448	617,662	561,929	12,883,039	164	$351,169	94.0%

(1)          Annualized base rent means the annualized fixed base rental amount in effect as of September 30, 2010 (using rental revenue computed on a straight-line basis in accordance with accounting principles generally accepted in the United States (“GAAP”)).  Annualized base rent and occupancy percentages relate to our operating properties aggregating 11,703,448 rentable square feet.

(2)          Including spaces undergoing a permanent change in use to life science space through redevelopment, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space, occupancy as of September 30, 2010 was 89.3%.

Our average occupancy rate of operating properties as of December 31 of each year from 1997 to 2009 and September 30, 2010 was approximately 95.2%.  Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 1997 to 2009 and September 30, 2010 was approximately 89.3%.

Leasing

As of September 30, 2010, approximately 97% of our leases (on a rentable square footage basis) recover a majority of operating expenses, including approximately 88% triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent, and approximately 9% of our leases requiring the tenants to pay a majority of operating expenses.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.  Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties remain our property after termination of the lease at our election.  However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove the improvements and restore the premises to their original condition.

The following table provides information with respect to lease expirations at our properties as of September 30, 2010:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2010	19	(1)	427,928	(1)	3.5%	$25.32
2011	81		1,405,526		11.4	27.54
2012	76		1,348,502		10.9	32.06
2013	74		1,292,188		10.5	28.71
2014	54		1,191,121		9.7	28.71
2015	40		877,183		7.1	29.82
2016	23		1,159,697		9.4	32.29
2017	18		795,588		6.5	34.58
2018	12		834,738		6.8	40.16
2019	5		224,703		1.8	36.28

(1)          Excludes five month-to-month leases for approximately 13,000 rentable square feet.

Value-Added Activities

A key component of our business is our value-added redevelopment and development programs. These programs are focused on providing high quality generic life science space to meet the real estate requirements of various life science industry tenants. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into generic life science space, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space. Development projects consist of the ground-up development of generic life science facilities. Preconstruction projects include significant value added projects undergoing important and substantial activities to bring these assets to their intended use. These critical activities add significant value for future ground-up development (which are projected to yield substantial revenues and cash flows) and are required for the ultimate vertical construction of buildings. Amounts are classified as construction in progress as required under GAAP while construction activities are ongoing to bring the asset to its intended use. When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net or land held for future development.

Land held for future development includes certain land parcels with improvements to the land, including, grading, piles, foundations, and other land improvements. Future redevelopment represents properties containing non-laboratory uses (office, industrial, or warehouse) for future conversion to life science laboratory space.

A key strategy for our value-added activities will include generation of significant cash flows through the ground-up development or redevelopment of life science properties and the lease or sale of land parcels.

The following table summarizes the components of our total value-added square footage as of September 30, 2010:

	Square Footage
	Construction in Progress (“CIP”)
Markets	Redevelopment	Development	Preconstruction		New Markets and Other Projects (1)	Total CIP	Investment in Unconsolidated Real Estate Entity		Land		Future Redevelopment		Total Value- Added Square Footage
California – San Diego	193,289	–	–		–	193,289	–		443,000		168,000		804,289
California – San Francisco Bay/ Mission Bay	–	146,744	2,030,000	(2)	–	2,176,744	–		290,000	(2)	–		2,466,744
California – San Francisco Bay/ So. San Francisco	–	162,000	144,000		–	306,000	–		1,051,000		46,000		1,403,000
Eastern Massachusetts	240,660	–	1,927,000		–	2,167,660	428,000		225,000		512,000		3,332,660
Suburban Washington, D.C.	153,713	–	–		–	153,713	–		1,035,000		394,000		1,582,713
Washington – Seattle	–	–	328,000		–	328,000	–		968,000		319,000		1,615,000
International and Other	30,000	253,185	260,000		1,091,000	1,634,185	–		1,438,000		226,000		3,298,185

Total	617,662	561,929	4,689,000		1,091,000	6,959,591	428,000	(3)	5,450,000	(4)	1,665,000	(5)	14,502,591

(1)                    Includes site of future building approximating 410,000 rentable square feet related to our project in New York City and four buildings aggregating 547,000 rentable square feet related to two ground-up development projects in China.

(2)                    In November 2010, we completed the sales of land parcels in Mission Bay, San Francisco resulting in a reduction of our preconstruction and land square footage. Upon completion of the sale, we expect to have approximately 290,000 future developable square feet remaining in Mission Bay, San Francisco.

(3)                    Represents a land parcel supporting ground-up development of approximately 428,000 rentable square feet in the Longwood Medical Area of Boston.

(4)                    Our objective is to advance preconstruction efforts to reduce the time to deliver projects to prospective tenants.  Since all efforts have been advanced to appropriate stages and no further preconstruction activities are ongoing, interest, property taxes, insurance, and other costs are expensed as incurred.  Represents land and land improvements (site work and piles for foundation) related to land parcels that have been advanced through entitlement and certain levels of design.  Amounts exclude a parcel supporting ground-up development of approximately 442,000 rentable square feet in New York City that we have an option to ground lease for future development, and land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland that we have a long-term right to purchase.

(5)                    Square footage related to future redevelopment is included in our operating asset base (rental properties, net).

San Francisco Bay – Mission Bay and South San Francisco Value-Added Preconstruction Activities

The value-added preconstruction activities in Mission Bay and South San Francisco will create high quality space in state-of-the-art environmentally sustainable facilities for our clients generating value and net operating income for the Company. The entitlement process includes a multitude of activities necessary for the vertical construction of these high quality facilities including, among other items, regulatory approval, mapping, conceptual design, schematic design, design development, permitting, construction drawings, and estimating. Our value-added projects in Mission Bay and South San Francisco, that have been completed or are now under construction, have attracted Merck & Co., Inc., Celgene Corporation, Pfizer Inc., Roche Holding Ltd, Bayer AG, Onyx Pharmaceuticals Inc., and the University of California, San Francisco (“UCSF”).

In addition to the opportunities located at Mission Bay, our asset base contains a broad pipeline of opportunities located in South San Francisco. This includes, among others, a high-quality facility with entitlements completed totaling over 275,000 rentable square feet and a four-building campus totaling an additional 405,000 rentable square feet located nearby existing well established and emerging life science companies in South San Francisco.

In November 2010, we completed the sale of approximately 2 million rentable square feet of entitlements in multiple transactions.  We will retain a dominant life science presence in Mission Bay and amongst our completed facilities, expect to have the opportunity to deliver 290,000 additional developable square feet ready for build-to-suit clients. At the heart of this intellectual center is UCSF, one of the nation’s top generators of life science commercial enterprises and the number two recipient of grants from the National Institutes of Health. At least 75 California life science companies, including two of the largest, Genentech, Inc. (now a subsidiary of Roche) and Chiron Corporation (now a subsidiary of Novartis AG), have been successfully launched by UCSF faculty or alumni. UCSF’s expansion of major research functions to its Mission Bay campus serves as a hub for basic scientific inquiry and a meeting place for academics from around the world. The wide range of UCSF’s sophisticated laboratories include the Center for Advanced Technology, as well as significant efforts in structural and chemical biology, molecular, cell and developmental biology, advanced microscopy, neurology, and cardiology. Finally, the UCSF Mission Bay hospital campus is in the design phase, and will initially offer 280 beds in an integrated facility to serve women, children, and cancer patients. Construction is expected to begin in late 2010 or early 2011. The overriding emphasis of this array of diverse life science entities is to translate research discoveries into viable commercial products to solve critical unmet medical needs.

Following the sale of the approximately 2 million rentable square feet of entitlements in November 2010, the Alexandria Center™ for Science and Technology at Mission Bay will consist of up to five high-quality facilities aggregating approximately 813,000 rentable square feet. We currently have three buildings aggregating approximately 523,000 rentable square feet leased to Merck & Co., Inc., Pfizer Inc., Bayer AG, and UCSF as well as other top tier life science companies.

Eastern Massachusetts Value-Added Preconstruction Activities

In June 2010, the Cambridge Planning Board granted final zoning approval for our life science development, known as the Alexandria Center™ at Kendall Square (the ‘‘Alexandria Center’’). The Alexandria Center is an 11.3-acre development with approximately 1.9 million square feet of life science and other spaces located in East Cambridge. It will include a mixed mode transportation center and more than two acres of public open space for the East Cambridge community. Once completed, the Alexandria Center will have five highly sustainable state-of-the-art life science facilities in addition to the preservation of existing historic buildings. All buildings will be LEED certifiable, employing state-of-the-art design and technology featuring sustainable operations including high-efficiency mechanical systems, rooftop storm water management and water-efficient landscaping. Located in the heart of the renowned Kendall Square innovation district, Alexandria Center tenants will enjoy convenient access to leading research and academic institutions including the Massachusetts Institute of Technology (“MIT”), Whitehead Institute for Biomedical Research, the Broad Institute, and Harvard University. With its crucial adjacency location near the Kendall Square T Station and the MIT campus, the Alexandria Center is positioned to be the epicenter of Cambridge’s life science industry.

Immediately adjacent to the Alexandria Center, we recently completed the conversion of an approximately 52,000 rentable square foot portion of an existing office building known as Athenaeum Center into life science space and expect to complete the conversion of an additional 33,000 rentable square foot portion of the Athenaeum Center into life science space in the fourth quarter of 2010. The remaining space in the Athenaeum Center, constituting approximately 281,000 rentable square feet of office space, is substantially leased.

Nearby in Cambridge, at our flagship Technology Square campus, design and engineering is underway for the conversion of an existing office building into an approximately 210,000 rentable square foot life science laboratory building. The design will include a dramatic new façade treatment on the building, along with substantial infrastructure and system upgrades needed to support laboratory use. Previously, an approximately 175,000 rentable square foot office building at Technology Square was converted to life science laboratory use and substantially leased to Sirtris Pharmaceuticals, Inc., a division of GlaxoSmithKline plc, the Novartis Institutes of Biomedical Research, and a unit of Pfizer Inc.

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

Additionally, other projects include construction related to site and improvements at the Alexandria CenterTM for Life Science – New York City, a state-of-the-art urban science park in the city and in the adjoining future building approximating 410,000 rentable square feet.

Redevelopment

A key component of our business model is redevelopment of existing office, warehouse, shell space, or newly acquired properties into generic life science space, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space that can be leased at higher rental rates in our target life science cluster markets.  As of September 30, 2010, we had approximately 617,662 rentable square feet undergoing redevelopment at 13 projects.  In addition to properties undergoing redevelopment, as of September 30, 2010, our asset base contained embedded opportunities for a future permanent change of use to life science space through redevelopment aggregating approximately 1.7 million rentable square feet.

The following table summarizes our properties undergoing redevelopment as of September 30, 2010:

				Redevelopment
	Total		Estimated		Percentage (2)
Markets/Submarkets	Property RSF (1)	Placed in Redevelopment	In-Service Dates	RSF	Leased	Negotiating/ Commmited	Mktg	Status

California – San Diego/Torrey Pines	76,084	2007	2010/2011	32,838	35%	40%	25%	Construction
California – San Diego/Torrey Pines	81,816	2010	2012	81,816	–	–	100%	Design
California – San Diego/Torrey Pines	55,200	2010	2012	55,200	–	–	100%	Design
California – San Diego/University Town Center	41,780	2010	2012	23,435	–	–	100%	Design
Eastern Massachusetts/Cambridge	366,669	2007	2010	33,001	–	100%	–	Construction
Eastern Massachusetts/Cambridge	194,776	2009	2012	17,114	–	–	100%	Design
Eastern Massachusetts/Suburban	92,500	2010	2012	47,500	–	–	100%	Design
Eastern Massachusetts/Suburban	113,045	2007	2010	113,045	–	–	100%	Construction
Eastern Massachusetts/Suburban	30,000	2008	2010	30,000	–	–	100%	Design/Construction
Southeast/Research Triangle Park	30,000	2010	2012	30,000	–	–	100%	Design
Suburban Washington, D.C./Shady Grove	58,632	2009	2010	58,632	100%	–	–	Construction
Suburban Washington, D.C./Shady Grove	225,096	2009	2011	77,211	–	100%	–	Design
Suburban Washington, D.C./Shady Grove	38,203	2010	2012	17,870	–	61%	39%	Design/Construction
	1,403,801			617,662	11%	22%	67%

(1)          The operating portion of the properties aggregating 786,139 rentable square feet, including vacancy aggregating 31,000 rentable square feet, is included in rental properties, net and occupancy statistics for our operating properties.  See the summary of properties on page 26.

(2)          The leasing status percentages represent the percentage of redevelopment rentable square feet and excludes both the occupied and vacant rentable square feet related to the operating portion of the building.

As of September 30, 2010, our estimated cost to complete was approximately $75 per rentable square foot, or $46.2 million in aggregate, for the 617,662 rentable square feet undergoing a permanent change in use to life science space through redevelopment.  Our final costs for these redevelopment projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations and the amount of costs funded by each tenant.

Development

Another key component of our business model is ground-up development.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  Our ground-up development projects focused on investment in generic and reusable infrastructure, rather than tenant specific improvements. As of September 30, 2010, we had five parcels of land undergoing ground-up development in the United States approximating 561,919 rentable square feet of life science space as summarized in the table below.  We also have an embedded pipeline for future ground-up development of approximately 11.7 million developable square feet.

			Estimated	Operating		Development
Markets/	Building	Rentable Square	Project Completion	Leased/ Occupied		Leased		Negotiating/ Committed		Marketing		Total
Submarkets	Description	Feet	Date	RSF	%	RSF	%	RSF	%	RSF	%	RSF	Leasing Status

California – San Francisco Bay/Mission Bay	Multi-tenant Bldg. with 3% Retail	158,267	2010	116,523	74%	7,000	4%	34,744	22%	–	–	41,744	100% Leased or Under Negotiation to UCSF and Celgene Corporation

California – San Francisco Bay/Mission Bay	Multi-tenant Bldg. with 4% Retail	105,000	2011	–	–	52,106	50%	34,705	33%	18,189	17%	105,000	49,000 Rentable Square Feet Leased to Bayer AG

California – San Francisco Bay/So. San Francisco	Two Bldgs., Single or Multi-tenant	162,000	2010	–	–	–	–	–	–	162,000	100%	162,000	Redesign for Multi-Tenancy at Both Buildings/Marketing

New York – New York City – East Tower	Multi-tenant Bldg. with 6% Retail	308,388	2010/2011	152,203	49%	129,077	42%	24,530	8%	2,578	1%	156,185	Note (1)

Southeast – Research Triangle Park	Single Tenant Bldg.	97,000	2012		–	97,000	100%		–		–	97,000	100% Leased to Medicago Inc.

Total Properties Undergoing Ground-Up Development		830,655		268,726	32%	285,183	35%	93,979	11%	182,767	22%	561,929

(1)

152,203 rentable square feet was in operations (leased/occupied), including 103,760 rentable square feet leased to Eli Lilly and Company and 48,443 rentable square feet leased for office/laboratory space and restaurant/food, events center, and core services.  Of the 156,185 rentable square feet under development as of September 30, 2010, approximately 129,077 rentable square feet (approximately 42% of total building rentable square footage) was leased, including 70,260 rentable square feet to a neuroscience translational institute and 36,724 rentable square feet to a biopharmaceutical company. Additionally, lease negotiations are underway with signed letters of intent with a translational research entity and a large cap pharmaceutical company for substantially all remaining space.

As of September 30, 2010, our estimated cost to complete was approximately $109 per rentable square foot, or $61.5 million in aggregate for the 561,929 rentable square feet undergoing ground-up development.  This estimate includes costs related to tenant infrastructure costs, including requirements for executed leases with UCSF, Medicago Inc., and Bayer AG.  This estimate also includes certain costs related to incremental investment by the Company with incremental returns which are beyond the original estimated investment anticipated at the beginning of each project.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.

Our business model also includes ground-up development projects outside of the United States. We have the ability to develop up to 636,000 rentable square feet in Edinburgh, Scotland. We have a right to purchase the land for this development over the next 13 years. We have a development site in Toronto, Canada for the ground-up development of a multi-story building aggregating 763,000 rentable square feet. This parcel is subject to a 99-year ground lease. We also have two development parcels in Asia.  One development parcel is located in South China where a two-building project aggregating 275,000 rentable square feet is under construction.  The second development parcel is located in North China where a two-building project aggregating 272,000 rentable square feet is under construction. Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.  Future ground-up/vertical development projects will likely require significant pre-leasing from high quality and/or creditworthy entities.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant accounting for more than 7.5% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of September 30, 2010:

The following table sets forth information regarding leases with our 20 largest tenants based upon annualized base rent as of September 30, 2010:

							Approximate	Percentage of		Percentage	Investment Grade Entities
			Remaining Lease				Aggregate	Aggregate	Annualized	of Aggregate	Fitch	Moody’s	S&P
		Number	Term in Years				Rentable	Total Square	Base Rent (3)	Annualized	Rating	Rating	Rating	Education/
	Tenant	of Leases	(1)		(2)		Square Feet	Feet	(in thousands)	Base Rent	(4)	(4)	(4)	Research
1	Novartis AG	6	6.1	(5)	6.3		442,621	3.6%	$26,422	7.5%	AA	Aa2	AA-	–
2	Roche Holding Ltd	5	7.0	(6)	7.3		387,813	3.1	14,834	4.2	AA-	A2	AA-	–
3	GlaxoSmithKline plc	6	4.7	(7)	5.8		350,278	2.8	14,316	4.1	A+	A1	A+	–
4	Eli Lilly and Company	4	12.4	(8)	14.2		136,773	1.1	9,910	2.8	A+	A1	AA-	–
5	ZymoGenetics, Inc. (9)	2	8.6		8.6		203,369	1.7	8,747	2.5	A+	A+	A2	–
6	United States Government	7	2.9	(10)	2.9		310,823	2.5	8,564	2.4	AAA	Aaa	AAA	–
7	Massachusetts Institute of Technology	3	4.0	(11)	3.8		178,952	1.5	8,111	2.3	–	Aaa	AAA	✓
8	Alnylam Pharmaceuticals, Inc. (12)	1	6.0		6.0		129,424	1.1	5,947	1.7	–	–	–	–
9	Theravance, Inc. (13)	2	7.7	(14)	8.2		170,244	1.4	5,913	1.7	–	–	–	–
10	Amylin Pharmaceuticals, Inc.	3	5.6	(15)	5.8		168,308	1.4	5,747	1.6	–	–	–	–
11	Gilead Sciences, Inc.	1	9.8		9.8		105,760	0.9	5,678	1.6	–	–	–	–
12	Pfizer Inc.	2	9.2	(16)	9.2		120,140	1.0	5,647	1.6	AA	A1	AA	–
13	The Scripps Research Institute	2	6.2	(17)	6.1		96,500	0.8	5,193	1.5	–	–	–	✓
14	Forrester Research, Inc.	1	1.0	(18)	1.0	(18)	145,551	1.2	4,987	1.4	–	–	–	–
15	Dyax Corp.	1	1.4		1.4		67,373	0.5	4,361	1.3	–	–	–	–
16	Quest Diagnostics Incorporated	1	6.3		6.3		248,186	2.0	4,341	1.3	BBB+	Baa2	BBB+	–
17	Infinity Pharmaceuticals, Inc.	2	2.3		2.3		67,167	0.5	4,302	1.2	–	–	–	–
18	UMass Memorial Health Care, Inc.	6	5.4	(19)	5.0		189,722	1.5	3,936	1.1	–	–	–	✓
19	Qiagen N.V.	2	5.8	(20)	5.7		158,879	1.3	3,877	1.1	–	–	–	–
20	Fred Hutchinson Cancer Research Center	2	3.8	(21)	3.9		123,322	1.0	3,854	1.1	–	–	–	✓
	Total/Weighted Average:	59	5.9		6.4		3,801,205	30.9%	$154,687	44.0%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent in effect as of September 30, 2010.
(3)	Annualized base rent means the annualized fixed base rental amount in effect as of September 30, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(4)	Ratings obtained from each respective rating agency (Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s, respectively).
(5)

Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 17,980 rentable square feet, 81,441 rentable square feet, 24,386 rentable square feet, 16,188 rentable square feet, and 47,185 rentable square feet, with remaining lease terms of 7.5 years, 5.2 years, 4.5 years, 4.1 years, 3.8 years, and 3.0 years, respectively.

(6)

Amount shown is a weighted average of multiple leases with this tenant for 155,685 rentable square feet, 126,971 rentable square feet, 66,262 rentable square feet, 16,406 rentable square feet, and 22,489 rentable square feet with remaining lease terms of 8.5 years, 8.0 years, 4.1 years, 3.2 years, and 3.0 years, respectively.

(7)

Amount shown is a weighted average of multiple leases with this tenant for 128,759 rentable square feet (representing two leases at two properties containing 68,000 and 60,759 rentable square feet, respectively), 52,627 rentable square feet, 17,932 rentable square feet, and 150,960 rentable square feet with remaining lease terms of 9.5 years, 7.3 years, 1.0 years, and 0.1 years, respectively.

(8)

Amount shown is a weighted average of multiple leases with this tenant for 103,760 rentable square feet (representing two leases at one property containing 90,884 and 12,876 rentable square feet, respectively), 17,603 rentable square feet, and 15,410 rentable square feet with remaining lease terms of 15.4 years, 3.0 years, and 3.0 years, respectively.

(9)	On October 12, 2010, Bristol-Meyers Squibb Company, an A+/A2 rated company, acquired ZymoGenetics, Inc.
(10)

Amount shown is a weighted average of multiple leases with this tenant for 2,618 rentable square feet, 81,580 rentable square feet, 114,568 rentable square feet (representing three leases at three properties containing 50,325 rentable square feet, 9,337 rentable square feet and, 54,906 rentable square feet, respectively), 105,000 rentable square feet, and 7,057 rentable square feet with remaining lease terms of 5.0 years, 4.6 years, 3.0 years, 1.7 years, and 0.3 years, respectively.

(11)

Amount shown is a weighted average of multiple leases with this tenant for 83,561 rentable square feet, 86,515 rentable square feet, and 8,876 rentable square feet with remaining lease terms of 5.7 years, 2.8 years, and 1.0 years, respectively.

(12)	As of June 30, 2010, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.
(13)	As of July 30, 2010, GlaxoSmithKline plc owned approximately 13% of the outstanding stock of Theravance, Inc.
(14)

Amount shown is a weighted average of multiple leases with this tenant for 110,428 rentable square feet with a remaining lease term of 9.7 years, and 59,816 rentable square feet (representing one lease at one property containing 19,914 rentable square feet, 19,988 rentable square feet, and 19,914 rentable square feet) with remaining lease terms of 9.7 years, 1.5 years, and 0.7 years, respectively).

(15)

Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 96,798 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 51,768 rentable square feet, respectively) with remaining lease terms of 7.3 years and 4.3 years, respectively.

(16)

Amount shown is a weighted average of multiple leases with this tenant for 102,283 rentable square feet and 17,857 rentable square feet with remaining lease terms of 9.3 years and 8.6 years, respectively.

(17)

Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 7.1 years and 5.9 years, respectively.

(18)	Space is targeted for redevelopment into single or multi-tenancy laboratory space upon lease expiration.
(19)

Amount shown is a weighted average of multiple leases with this tenant for 30,187 rentable square feet, 78,916 rentable square feet, 7,868 rentable square feet, 6,669 rentable square feet, 31,260 rentable square feet, 33,244 rentable square feet, and 1,578 rentable square feet, with remaining lease terms of 7.3 years, 7.2 years, 4.0 years, 3.9 years, 3.2 years, 2.5 years, and 0.3 years, respectively.

(20)

Amount shown is a weighted average of multiple leases with this tenant for 143,585 rentable square feet and 15,294 rentable square feet with remaining lease terms of 6.0 years and 3.4 years, respectively.

(21)

Amount shown is a weighted average of multiple leases with this tenant for 106,425 rentable square feet and 16,897 rentable square feet with remaining lease terms of 4.2 years and 1.4 years, respectively.

Results of operations

Comparison of Three Months Ended September 30, 2010 (“Third Quarter 2010”) to Three Months Ended September 30, 2009 (“Third Quarter 2009”)

Rental revenues increased by $2.0 million, or 2%, to $90.4 million for Third Quarter 2010 compared to $88.4 million for Third Quarter 2009.  The increase resulted from rental revenues from properties placed in service, redeveloped, or acquired during the periods after July 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco Bay market in the Third Quarter of 2010, the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010, and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $3.4 million, or 13%, to $29.6 million for Third Quarter 2010 compared to $26.2 million for Third Quarter 2009.  The increase resulted primarily from tenant recoveries from properties placed in service, redeveloped, or acquired during the periods after July 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco Bay market in the Third Quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  As of September 30, 2010, approximately 97% of our leases (on a rentable square footage basis) recover a majority of operating expenses, including approximately 88% triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent, and approximately 9% of our leases requiring the tenants to pay a majority of operating expenses.

Other income for Third Quarter 2010 and Third Quarter 2009 of $1.6 million and $1.2 million, respectively, represents construction management fees, interest, investment income, and storage income.  As a percentage of total revenues, other income for Third Quarter 2010 remained consistent with Third Quarter 2009 at approximately 1% of total revenues.

Rental operating expenses increased by $2.5 million, or 8%, to $33.7 million for Third Quarter 2010 compared to $31.2 million for Third Quarter 2009.  The increase resulted primarily from rental operating expenses (primarily payroll, property taxes, and utilities) from properties placed in service, redeveloped, or acquired during the periods after July 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco Bay market in the Third Quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  The majority of the increase in rental operating expenses is recoverable from tenants through tenant recoveries.

General and administrative expenses decreased by $1.6 million, or 16%, to $8.0 million for Third Quarter 2010 compared to $9.6 million for Third Quarter 2009.  The decrease resulted primarily from a decrease in stock compensation expense for Third Quarter 2010 compared to Third Quarter 2009.  As a percentage of total revenues, general and administrative expenses for Third Quarter 2010 and Third Quarter 2009 were approximately 7% to 8% of total revenues.

Interest expense decreased by $5.1 million, or 24%, to $16.1 million for Third Quarter 2010 compared to $21.2 million for Third Quarter 2009.  The decrease resulted from several factors including the retirement of substantially all of our $240 million aggregate principal amount of our 8.00% Unsecured Convertible Notes and a decrease in total indebtedness coupled with a decrease in the weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.1% as of September 30, 2009 to approximately 3.4% as of September 30, 2010.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Principal Liquidity Needs – Interest Rate Hedge Agreements”).

Depreciation and amortization increased by $3.9 million, or 14%, to $32.0 million for Third Quarter 2010 compared to $28.1 million for Third Quarter 2009.  The increase resulted primarily from depreciation associated with the properties placed in service, redeveloped, or acquired during the periods after July 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco market in the Third Quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.

During Third Quarter 2010, we recognized a loss on early extinguishment of debt of approximately $1.3 million related to the repurchase, in a privately negotiated transaction, of approximately $7.1 million principal amount of our 8.00% Unsecured Convertible Notes for an aggregate cash price of approximately $12.8 million (the “Repurchase”).

Income from discontinued operations, net of $0.7 million for Third Quarter 2009 reflects the results of operations and gain on sale of one property sold in first quarter of 2010 and four properties sold in 2009.

Comparison of Nine Months Ended September 30, 2010 (“Nine Months 2010”) to Nine Months Ended September 30, 2009 (“Nine Months 2009”)

Rental revenues decreased by $11.1 million, or 4%, to $268.8 million for Nine Months 2010 compared to $279.9 million for Nine Months 2009.  Rental revenues for Nine Months 2009 included additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.  Excluding the additional rental income, rental revenues for Nine Months 2010 increased by $7.4 million, or 3%, compared to Nine Months 2009 as a result of rental revenues from properties placed in service, redeveloped, or acquired during the periods after January 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco market in the Third Quarter of 2010, the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010, and increases in rental rates related to renewed and/or releasable space leased.

Tenant recoveries increased by $5.1 million, or 7%, to $82.8 million for Nine Months 2010 compared to $77.7 million for Nine Months 2009.  The increase resulted primarily from properties placed in service, redeveloped, or acquired during the periods after January 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco market in the Third Quarter 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  As of September 30, 2010, approximately 97% of our leases (on a rentable square footage basis) recover a majority of operating expenses, including approximately 88% triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent, and approximately 9% of our leases requiring the tenants to pay a majority of operating expenses.

Other income for Nine Months 2010 and Nine Months 2009 of $3.6 million and $10.8 million, respectively, represents construction management fees, interest, investment, and storage income.  Other income for Nine Months 2009 included a $7.2 million cash receipt related to real estate acquired in November 2007.  Excluding the $7.2 million cash receipt, other income for Nine Months 2010 remained consistent with Nine Months 2009 at approximately 1% of total revenues.

Rental operating expenses increased by $2.8 million, or 3%, to $95.7 million for Nine Months 2010 compared to $92.9 million for Nine Months 2009.  The increase resulted primarily from rental operating expenses (primarily payroll, property taxes, and insurance) from properties placed in service, redeveloped, or acquired during the periods after January 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco Bay market in the Third Quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  The majority of the increase in rental operating expenses is recoverable from tenants through tenant recoveries.

General and administrative expenses decreased by $2.0 million, or 7%, to $25.8 million for Nine Months 2010 compared to $27.8 million for Nine Months 2009.  The decrease resulted primarily from a decrease in stock compensation expense for Nine Months 2010 compared to Nine Months 2009.  As a percentage of total revenues, general and administrative expenses for Nine Months 2010 and Nine Months 2009 were approximately 7% to 8% of total revenues.

Interest expense decreased by $10.3 million, or 16%, to $52.5 million for Nine Months 2010 compared to $62.8 million for Nine Months 2009.  The decrease resulted from several factors including a decrease in total indebtedness coupled with a decrease in the weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, partially offset by an increase in interest associated with our 8.00% Unsecured Convertible Notes which were issued in April 2009.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.1% as of September 30, 2009 to approximately 3.4% as of September 30, 2010.  We have entered into certain interest hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Principal Liquidity Needs – Interest Rate Hedge Agreements”).

Depreciation and amortization increased by $3.2 million, or 4%, to $92.1 million for Nine Months 2010 compared to $88.9 million for Nine Months 2009.  The increase resulted primarily from depreciation associated with the properties placed in service, redeveloped, or acquired during the periods after January 1, 2009, including the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco market in the Third Quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.

During Nine Months 2010, we recognized losses on early extinguishment of debt of approximately $42.8 million, comprised of an approximately $41.5 million loss recognized in June 2010 and an approximately $1.3 million loss recognized in July 2010 related to the retirement of substantially all $240 million aggregate principal amount of our 8% Unsecured Convertible Notes.

During Nine Months 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million (par value) of certain of our 3.70% Unsecured Convertible Notes for $59.2 million in cash.

Income from discontinued operations, net of $0.7 million for Nine Months 2010 reflects the results of operations and gain on sale of one property sold in first quarter of 2010. In connection with the property sold in Nine Months 2010, we recorded a gain of approximately $24,000.  Income from discontinued operations, net of $4.4 million for Nine Months 2009 reflects the results of operations of one property sold in the first quarter of 2010, three properties sold in the Nine Months 2009, and one property sold in the fourth quarter of 2009.  In connection with the properties sold during Nine Months 2009, we recorded a gain of approximately $2.2 million.

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

•                  selective acquisitions;

•                  development and redevelopment costs;

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

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash on hand of approximately $110.8 million as of September 30, 2010;

•                  restricted cash of approximately $35.3 million as of September 30, 2010;

•                  cash flows generated by operating activities (for the nine months ended September 30, 2010, we generated approximately $162.0 million of cash flows from operating activities);

•                  availability under our $1.9 billion unsecured line of credit and unsecured term loan (approximately $1.3 billion outstanding as of September 30, 2010);

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds generated from potential asset sales;

•                 cash proceeds from the issuance of common or preferred equity or debt securities; and

•                 cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of September 30, 2010 consisted of the following (in thousands):

		Payments by Period
	Total	2010	2011-2012		2013-2014	Thereafter

Secured notes payable (1)	$841,317	$2,854	$175,381		$268,681	$394,401
Unsecured line of credit (2)	554,000	–	554,000		–	–
Unsecured term loan (3)	750,000	–	750,000		–	–
Unsecured convertible notes	384,950	–	384,700		250	–
Estimated interest payments	373,643	24,462	150,657		85,211	113,313
Ground lease obligations	610,291	1,705	15,836		17,109	575,641
Other obligations	24,621	344	23,407	(4)	268	602
Total	$3,538,822	$29,365	$2,053,981		$371,519	$1,083,957

(1)

Assumes we exercise our sole right to extend the maturity dates of a secured note payable of approximately $28.5 million from January 1, 2011 to January 1, 2012. Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.8 million, of which approximately $20.8 million matures in 2014. Also, the total amount is net of unamortized discounts of approximately $1.8 million.

(2)	In September 2010, we exercised our sole right to extend the maturity of our unsecured line of credit to October 2011.
(3)	Our unsecured term loan matures in October 2012, assuming we exercise our sole right to extend the maturity by one year.
(4)	Includes approximately $21.1 million representing our share of a secured note payable held by our unconsolidated real estate entity due in 2012.

Secured notes payable as of September 30, 2010 consisted of 21 notes secured by 51 properties.  Our secured notes payable generally require monthly payments of principal and interest and had weighted average interest rates of approximately 5.9% at September 30, 2010.  Noncontrolling interests’ share of secured notes payable aggregated approximately $21.8 million as of September 30, 2010.  At September 30, 2010, our secured notes payable were comprised of approximately $782.1 million and $59.2 million of fixed and variable rate debt, respectively.

In the third quarter of 2010, we exercised our option to extend the maturity date of our $1.15 billion unsecured line of credit from October 29, 2010 to October 29, 2011. We are currently reviewing a proposal for the amendment and extension of our unsecured line of credit with commitments equal to or approximating current commitments of $1.15 billion. We currently anticipate closing this transaction in the fourth quarter of 2010 or the first quarter of 2011.

In April 2009, we completed a private offering of $240 million principal amount of our 8.00% Unsecured Convertible Notes.  In June 2010, we completed an exchange of approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes.  In July 2010, we repurchased, in a privately negotiated transaction, an additional $7.1 million principal amount of our 8% Unsecured Convertible Notes. As of September 30, 2010, approximately $250,000 principal amount of our 8.00% Unsecured Convertible Notes remain outstanding.

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

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates and scheduled maturity dates. As of September 30, 2010, approximately 71% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Liquidity and Capital Resources – Interest Rate Hedge Agreements.”  The remaining 29% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the above table because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.

Ground lease obligations as of September 30, 2010 include leases for 19 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 23 to 96 years, excluding extension options.

In addition to the above, as of September 30, 2010, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $118.5 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $49.2 million for certain investments over the next six years.

Acquisitions

In August 2010, we announced that we had entered into a definitive agreement to acquire three life science properties and other selected assets and interests of privately-held Veralliance Properties, Inc. (“Veralliance”), including continuing services from Veralliance Founder and President, Daniel Ryan and other key management and operational personnel. Veralliance is a San Diego-based corporate real estate solutions company focused on the acquisition, development, and management of office and life science assets in Southern California. The three life science properties, located in San Diego, California, contain an aggregate 161,000 rentable square feet and are expected to be acquired for an aggregate purchase price of approximately $50.0 million consisting of approximately $35.2 million in cash and our assumption of two secured loans aggregating approximately $14.8 million. We completed the acquisition of one of these properties during the third quarter of 2010 and expect to complete the acquisition of the remaining two properties in the fourth quarter of 2010.

In September 2010, we purchased a life science property with approximately 48,500 rentable square feet in the Suburban Washington, D.C. market. The total purchase price was approximately $12.5 million and consisted of approximately $6.2 million in cash and our assumption of a secured loan of approximately $6.3 million. This property is fully leased to a credit life science entity.

In October 2010, we acquired a life science campus in the San Diego market aggregating 347,000 rentable square feet for $128 million.  The purchase of this life science campus included land supporting the future development of additional life science buildings aggregating approximately 382,000 rentable square feet.  The property is fully leased through December 2011 to a credit life science entity.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 of the notes to our condensed consolidated financial statements for further discussion.

Capital expenditures, tenant improvements, and leasing costs

As of September 30, 2010, we had an aggregate of approximately 561,929 rentable square feet undergoing vertical ground-up construction and an aggregate of approximately 617,662 rentable square feet undergoing a permanent change in use to life science space through redevelopment including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space.

For the nine months ended September 30, 2010 and 2009, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $327.4 million and $341.4 million, respectively.  These amounts include payments for property-related capital expenditures and tenant improvements presented in the table below including non-revenue enhancing capital expenditures and tenant improvement and leasing costs related to re-tenanted and renewal space.

The following table shows total and the five-year average per square foot property-related capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the nine months ended September 30, 2010 and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005:

		Nine Months Ended	Year Ended December 31,
	Average (1)	September 30, 2010	2009	2008	2007	2006	2005
Capital expenditures (2):
Major capital expenditures	$691,000	$215,000	$529,000	$405,000	$1,379,000	$575,000	$972,000
Recurring capital expenditures	$1,011,000	$857,000	$1,405,000	$955,000	$648,000	$639,000	$1,278,000
Square feet in asset base	10,792,729	11,849,832	11,740,993	11,770,769	11,476,217	9,790,326	8,128,690
Per square foot:
Major capital expenditures	$0.06	$0.02	$0.05	$0.03	$0.12	$0.06	$0.12
Recurring capital expenditures	$0.09	$0.07	$0.12	$0.08	$0.06	$0.07	$0.16
Tenant improvements and leasing costs:
Re-tenanted space (3)
Tenant improvements and leasing costs	$1,648,000	$1,346,000	$1,475,000	$3,481,000	$1,446,000	$1,370,000	$324,000
Re-tenanted square feet	276,309	251,955	211,638	505,773	224,767	248,846	130,887
Per square foot	$5.96	$5.34	$6.97	$6.88	$6.43	$5.51	$2.48
Renewal space
Tenant improvements and leasing costs	$2,172,000	$2,796,000	$3,263,000	$2,364,000	$1,942,000	$957,000	$778,000
Renewal square feet	756,963	767,667	976,546	748,512	671,127	455,980	666,058
Per square foot	$2.87	$3.64	$3.34	$3.16	$2.89	$2.10	$1.17

(1)      Average includes annualized amounts for the nine months ended September 30, 2010.

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

Capital expenditures fluctuate in any given period due to the nature, extent and timing of improvements required and the extent to which they are recoverable from our tenants. As of September 30, 2010 approximately 92% (on a rentable square footage basis) of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement and parking lot resurfacing).  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

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

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of September 30, 2010, we had borrowings of $554 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate hedge agreements, of approximately 3.4%.

Our unsecured line of credit and unsecured term loan, as amended, bear interest at a floating rate based on our election of either (1) a LIBOR-based rate plus 1.00% to 1.45% depending on our leverage or (2) the higher of a rate based upon Bank of America’s prime rate plus 0.0% to 0.25% depending on our leverage and the Federal Funds rate plus 0.50%.  For each LIBOR-based advance, we must elect a LIBOR period of one, two, three or six months. In the third quarter of 2010, we exercised our option to extend the maturity date of our $1.15 billion unsecured line of credit from October 29, 2010 to October 29, 2011. We are currently reviewing a proposal for the amendment and extension of our unsecured line of credit with commitments equal to or approximating current commitments of $1.15 billion. We currently anticipate closing this transaction in the fourth quarter of 2010 or the first quarter of 2011.

Our unsecured line of credit and unsecured term loan contain financial covenants, including, among others, the following (as defined under the terms of the agreement):

•                  leverage ratio less than 65.0%;

•                  fixed charge coverage ratio greater than 1.40;

•                  minimum book value of $2.1 billion; and

•                  secured debt ratio less than 55.0%.

As of September 30, 2010, we believe our two most restrictive financial covenants under our unsecured line of credit and unsecured term loan were the leverage and fixed charge ratios.  Future changes in interest rates, our outstanding debt balances and other changes in our business, operations or financial statements may result in a default of these and other financial covenants under our unsecured line of credit and unsecured term loan.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, encumbered, and unencumbered assets.  As of September 30, 2010, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  Our current expectation is that we will continue to meet requirements of our debt covenants in the short and long term.  However, in the event of a continued economic slow-down, continued crisis in the credit markets and rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.

Aggregate unsecured borrowings may be limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of development assets and land.  Aggregate unsecured borrowings may increase as we complete the development, redevelopment, or acquisition of additional unencumbered properties.  As of September 30, 2010, aggregate unsecured borrowings were limited to approximately $2.8 billion. If net operating income from properties supporting our borrowing capacity under our unsecured credit facilities decreases, our borrowing capacity under our credit facilities will also decrease. Additionally, we may be required to reduce our outstanding borrowings under our credit facilities in order to maintain compliance with one or more covenants under our credit facilities.

Interest rate hedge agreements

We utilize interest rate hedge agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate hedge agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate hedge agreements as of September 30, 2010 (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at September 30, 2010	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(6,961)
December 2006	January 2, 2007	January 3, 2011	5.003	28,500	28,500	(463)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(4,036)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(5,738)
December 2005	January 2, 2008	December 31, 2010	4.768	50,000	50,000	(572)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,470)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,472)
June 2006	October 31, 2008	December 31, 2010	5.340	50,000	50,000	(646)
June 2006	October 31, 2008	December 31, 2010	5.347	50,000	50,000	(646)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(965)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(10,505)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(10,525)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	–	(8,137)
Total					$628,500	$(54,136)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of September 30, 2010, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of September 30, 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $54.1 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period that the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For the nine months ended September 30, 2010 and 2009, approximately $23.6 million and $29.6 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next twelve months, we expect to reclassify approximately $23.0 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Secured notes payable

As of September 30, 2010, we had aggregate secured notes payable of approximately $841.3 million. If we are unable to refinance, extend principal payments due at maturity, or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity. Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value, and other key loan terms may be less favorable than existing loan terms.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the nine months ended September 30, 2010, we paid dividends on our common stock aggregating approximately $48.5 million.  Also, during the nine months ended September 30, 2010, we paid dividends on our 8.375% series C cumulative redeemable preferred stock and our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) aggregating approximately $8.2 million and $13.1 million, respectively.

Sources of capital

Cash and cash equivalents

As of September 30, 2010, we had approximately $110.8 million of cash and cash equivalents.

Restricted cash

Restricted cash consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Funds held in trust under the terms of certain secured notes payable	$24,634	$19,340
Funds held in escrow related to construction projects	9,022	24,054
Other restricted funds	1,639	3,897
Total	$35,295	$47,291

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the nine months ended September 30, 2010 decreased by $9.2 million, or 5%, to $162.0 million compared to $171.2 million for the nine months ended September 30, 2009.  The decrease resulted primarily from a reduction in cash flows from overall changes in operating assets and liabilities.  Cash flows from operations are primarily dependent upon the occupancy level of our asset base, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations, recoveries from our tenants, and the level of operating and other costs.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of September 30, 2010, approximately 97% of our leases (on a rentable square footage basis) recover a majority of operating expenses, including approximately 88% triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent, and approximately 9% of our leases requiring the tenants to pay a majority of operating expenses.

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

Net cash used in investing activities for the nine months ended September 30, 2010 was $342.6 million compared to $339.3 million for the nine months ended September 30, 2009. The increase in net cash used in investing activities for the nine months ended September 30, 2010 primarily reflects the purchase of properties partially offset by changes in restricted cash related to construction projects and lower additions to properties.

Net cash provided by financing activities for the nine months ended September 30, 2010 increased by $55.5 million, or 34%, to $220.8 million compared to $165.2 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, proceeds from the issuance of common stock and borrowings from our unsecured line of credit of approximately $797.3 million was partially offset by principal reductions of secured notes payable and our unsecured line of credit, the retirement of our 8.00% Unsecured Convertible Notes, and changes in restricted cash related to financings, totaling approximately $505.3 million.  Additionally, for the nine months ended September 30, 2010, we paid dividends on our common and preferred stock of approximately $69.8 million.  For the nine months ended September 30, 2009, proceeds from the issuance of common stock, the issuance of our 8.00% Unsecured Convertible Notes, borrowings from secured notes payable and from our unsecured line of credit, and changes in restricted cash related to financings of approximately $1.3 billion were partially offset by the repurchase of certain of our 3.70% Unsecured Convertible Notes and principal reductions of secured notes payable and our unsecured line of credit of approximately $1.1 billion.  Additionally, for the nine months ended September 30, 2009, we paid dividends on our common and preferred stock of approximately $92.5 million.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, construction activities and, from time to time, acquisition of properties. Our $1.9 billion unsecured credit facilities consist of a $1.15 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $500 million. As of September 30, 2010, we had borrowings of $554 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate hedge agreements, of approximately 3.4%.

Property dispositions

During the nine months ended September 30, 2010, we sold one property at an aggregate contract price of approximately $11.8 million.  During the year ended December 31, 2009, we sold four properties at an aggregate contract price of approximately $20.9 million.

In November 2010, we completed sales of land parcels in Mission Bay, San Francisco for an aggregate sales price of approximately $278 million at a gain of approximately $60 million. The sales of the land parcels resulted in a reduction of our preconstruction square footage by approximately 2.0 million square feet in the Mission Bay, San Francisco submarket.  The cash proceeds from these sales were used to repay outstanding borrowings under our unsecured line of credit.

Other resources and liquidity requirements

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

In September 2010, we sold 5,175,000 shares of our common stock in a follow-on offering (including 675,000 shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $69.25 per share, resulting in aggregate proceeds of approximately $342.3 million (after deducting underwriters’ discounts and other offering costs).

In September 2009, we sold 4,600,000 shares of our common stock in a follow-on offering (including shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $53.25 per share, resulting in aggregate proceeds of approximately $233.5 million (after deducting underwriters’ discounts and other offering costs).

In April 2009, we completed a private offering of $240 million principal amount of our 8.00% Unsecured Convertible Notes.  In June 2010, we completed an exchange of approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes.  In July 2010, we repurchased, in a privately negotiated transaction, an additional $7.1 million principal amount of our 8% Unsecured Convertible Notes. As of September 30, 2010, approximately $250,000 principal amount of our 8.00% Unsecured Convertible Notes remain outstanding.

In March 2009, we sold 7,000,000 shares of our common stock in a follow-on offering.  The shares were issued at a price of $38.25 per share, resulting in aggregate proceeds of approximately $254.6 million (after deducting underwriters’ discounts and other offering costs).

We hold interests, together with certain third parties, in companies which we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Inflation

As of September 30, 2010, approximately 97% of our leases (on a rentable square footage basis) recover a majority of operating expenses, including approximately 88% triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent, and approximately 9% of our leases requiring the tenants to pay a majority of operating expenses. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and Capital Resources – Sources of Capital – Cash Flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,235	$18,203	$22,467	$83,314
Add:
Depreciation and amortization (1)	32,009	28,336	92,089	89,504
Net income attributable to noncontrolling interests	920	886	2,785	6,123
Net income attributable to unvested restricted stock awards	217	199	502	1,038
Subtract:
Gain on sales of property (2)	–	–	(24)	(2,234)
FFO attributable to noncontrolling interests	(1,053)	(918)	(3,190)	(2,837)
FFO attributable to unvested restricted stock awards	(491)	(505)	(1,090)	(2,153)
Subtotal	$53,837	$46,201	$113,539	$172,755
Add:
Assumed conversion of 8.00% Unsecured Convertible Notes	25	4,384	7,779	7,581
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	–	24	(26)	91
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities and assumed conversion	$53,862	$50,609	$121,292	$180,427

(1)	Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).
(2)

Gain on sales of property for the nine months ended September 30, 2010 relates to the disposition of one property. Gain on sales of property for the nine months ended September 30, 2009 relates to the dispositions of three properties. Gain on sales of property is included in the condensed consolidated statements of income in income from discontinued operations, net.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on September 30, 2010, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $2.1 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements in effect on September 30, 2010, would increase annual future earnings by approximately $2.1 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would decrease their aggregate fair values by approximately $54.9 million at September 30, 2010.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $47.6 million at September 30, 2010.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on September 30, 2010.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of September 30, 2010 would decrease their fair value by approximately $8.1 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of September 30, 2010, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $0.8 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.8 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.             RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and the information contained under the caption “Item 8.01. Other Events” in our current report on Form 8-K filed on September 21, 2010.  Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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

4.1*	Specimen certificate representing shares of Common Stock, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 19, 1997.
4.2*

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

4.5*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008.
4.6*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust company, as Trustee filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 19, 2007.

4.9*

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC., Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2007.

4.8*

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited), (ii) Condensed Consolidated Income Statements for the three months and nine months ended September 30, 2010 and 2009 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2010 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2010 and 2009 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2010.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)