Form 10-K
period 2010-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2011-03-01
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4502084 (IRS Employer I.D. Number)

385 East Colorado Boulevard
Suite 299
Pasadena, California  91101
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:  (626) 578-0777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share 8.375% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $3.1 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2010.

As of February 23, 2011, the registrant had outstanding 55,414,810 shares of Common Stock.

Documents Incorporated By Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 25, 2011.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

i

PART I

Certain information and statements included in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operation, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•                  negative worldwide economic, financial, and banking conditions;

•                  worldwide economic recession, lack of confidence, and/or high structural unemployment;

•                  financial, banking, and credit market conditions;

•                  the seizure or illiquidity of credit markets;

•                  our inability to obtain capital (debt, construction financing, and/or equity) or refinance debt maturities;

•                  our inability to comply with financial covenants in our debt agreements;

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

•                  adverse developments concerning the life science industry and/or our life science client tenants;

•                  the nature and extent of future competition;

•                  decreased rental rates, increased vacancy rates, or failure to renew or replace expiring leases;

•                  defaults on or non-renewal of leases by tenants;

•                  availability of and our ability to attract and retain qualified personnel;

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

ITEM 1. BUSINESS

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and preeminent REIT focused principally on cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and government agencies.  Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multi-faceted platform of internal and external growth. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.  As of December 31, 2010, we had 167 properties (163 properties located in 10 states in the United States and four properties located in Canada) containing approximately 13.7 million rentable square feet (including spaces undergoing active redevelopment and properties undergoing ground-up development of approximately 475,818 rentable square feet).

2010 highlights

Acquisitions and dispositions

In March 2010, we sold one property located in the Seattle, Washington market aggregating approximately 71,000 rentable square feet for approximately $11.8 million.  This property was located outside of our primary submarket location in Seattle.

In August 2010, we entered into definitive agreements to acquire three life science properties and other selected assets and interests of privately-held Veralliance Properties, Inc. (“Veralliance”), including continuing services from Veralliance Founder and President, Daniel Ryan and other key management and operational personnel. Veralliance was a San Diego-based corporate real estate solutions company focused on the acquisition, development, and management of office and life science assets in Southern California. The three life science properties, located in San Diego, California, contain an aggregate of 161,000 rentable square feet and were acquired for an aggregate purchase price of approximately $50.0 million consisting of approximately $35.2 million in cash and our assumption of two secured loans aggregating approximately $14.8 million. We completed the acquisition of one of these properties in the third quarter of 2010 and completed the acquisitions of the other two properties in the fourth quarter of 2010.

In September 2010, we purchased a life science property with approximately 48,500 rentable square feet in the Suburban Washington, D.C. market. The total purchase price was approximately $12.5 million and consisted of approximately $6.2 million in cash and our assumption of a secured loan of approximately $6.3 million. This property is fully leased to a credit life science entity.

In October 2010, we acquired a life science campus in the San Diego market aggregating approximately 347,000 rentable square feet for approximately $128 million.  The purchase of this life science campus included land supporting the future development of additional life science buildings aggregating approximately 420,000 rentable square feet.  At the time of this acquisition, the campus was subject to a 15-month lease with Biogen Idec Inc.  In December 2010, we executed a new lease for the entire 347,000 rentable square foot campus pursuant to a 20-year lease with Illumina, Inc. (“Illumina”) and, pursuant to the lease, also commenced the ground-up development of a building aggregating approximately 123,000 rentable square feet on the campus.  Illumina has the right to further expand the premises and lease one to three additional buildings that may be built on this campus.

In November 2010, we completed sales of land parcels in Mission Bay, San Francisco for an aggregate sales price of approximately $278 million at a gain of approximately $59 million. The sales of the land parcels resulted in a reduction of our preconstruction developable square footage by approximately 2.0 million square feet in the Mission Bay, San Francisco submarket.  The cash proceeds from these sales were used to repay outstanding borrowings under our unsecured line of credit.

In December 2010, we acquired one property in the San Diego market aggregating approximately 373,000 rentable square feet for approximately $114 million.  The acquisition of this property included land supporting the future development of additional life science buildings aggregating approximately 244,000 rentable square feet.  As of December 31, 2010, approximately 201,000 rentable square feet of the property’s 373,000 total rentable square footage was undergoing active redevelopment.  The remaining operating square footage aggregating 172,000 rentable square feet was 100% occupied.

Additionally in December 2010, we acquired one property in the Suburban Washington, D.C. market aggregating approximately 50,000 rentable square feet for approximately $14 million.

Redevelopment and development projects

During the year ended December 31, 2010, we completed the redevelopment of multiple spaces at nine properties aggregating approximately 303,000 rentable square feet.  Also during the year ended December 31, 2010, we completed the ground-up development of three properties aggregating 553,000 rentable square feet, including approximately 308,000 rentable square feet at the Alexandria Center™ for Life Science – New York City, a state-of-the-art urban science park.  Additionally, we commenced the ground-up development of two fully leased properties aggregating 220,000 rentable square feet pursuant to long term leases during the year ended December 31, 2010.

Unsecured credit facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006 and May 2, 2007 (the “Existing Credit Agreement,” and as amended by the Third Amendment, the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain lenders.

The Third Amendment amended the Existing Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan (together the “Unsecured Credit Facility”) and provide an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Amended Credit Agreement (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the revolving credit facility was initially set at 2.4%.  The Applicable Margin for the LIBOR borrowings under the unsecured term loan was not amended in the Third Amendment and was 1.0% as of December 31, 2010.

Under the Third Amendment, the maturity date for the unsecured revolving credit facility will be January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the $750 million unsecured term loan remained unchanged at October 2012, assuming we exercise our sole right to extend the maturity date by one year.  The Third Amendment modified certain financial covenants with respect to the Unsecured Credit Facility, including the fixed charge coverage ratio, secured debt ratio, leverage ratio, and minimum book value, and added covenants relating to an unsecured leverage ratio and unsecured debt yield.

Other financing activities

In June 2010, we completed an exchange (the “Exchange Offer”) of approximately $232.7 million of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”) for consideration of 24.1546 shares of our common stock, a cash premium of $180 per $1,000 principal amount of the notes, plus accrued and unpaid interest.  In July 2010, we repurchased, in a privately negotiated transaction, approximately $7.1 million of our 8.00% Unsecured Convertible Notes for an aggregate cash price of approximately $12.8 million.  Thus, in the Exchange Offer and this privately negotiated transaction, we retired $239.8 million of our 8.00% Unsecured Convertible Notes (representing substantially all $240 million outstanding principal amount of our 8.00% Unsecured Convertible Notes).  In connection with the retirement of our 8% Unsecured Convertible Notes, we recognized losses on early extinguishment of debt of approximately $42.8 million for the year ended December 31, 2010

In September 2010, we sold 5,175,000 shares of our common stock in a follow-on offering (including 675,000 shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $69.25 per share, resulting in aggregate proceeds of approximately $342 million (after deducting underwriters’ discounts and other offering costs).

In December 2010, we repurchased, in privately negotiated transactions, approximately $82.8 million of our 3.70% unsecured convertible notes (“3.70% Unsecured Convertible Notes”) at an aggregate cash price of approximately $84.6 million.  As a result of the repurchases, we recognized a loss on early extinguishment of debt of approximately $2.4 million during the fourth quarter of 2010.

During the year ended December 31, 2010, we repaid eight secured loans aggregating approximately $118.5 million and, in connection with three 2010 acquisitions, assumed three secured loans aggregating approximately $21.1 million.

Leasing

For the year ended December 31, 2010, we executed a total of 142 leases for approximately 2,744,000 rentable square feet at 71 different properties (excluding month-to-month leases).  Of this total, approximately 1,778,000 rentable square feet related to new or renewal leases of previously leased space and approximately 966,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 966,000 rentable square feet, approximately 712,000 rentable square feet were related to our development or redevelopment programs, with the remaining 254,000 rentable square feet related to previously vacant space.  Rental rates (on a basis calculated in accordance with generally accepted accounting principles in the United States (“GAAP”)) for these new or renewal leases were on average approximately 4.9% higher than rental rates for the respective expiring leases.

Business objectives and strategies

We focus our property operations and investment activities principally in the following life science markets:

•                  California – San Diego;

•                  California – San Francisco Bay;

•                  Greater Boston;

•                  New York City/New Jersey/Suburban Philadelphia;

•                  Southeast;

•                  Suburban Washington, D.C.;

•                  Washington – Seattle; and

•                  International.

Our client tenant base is broad and diverse within the life science industry and reflects our focus on regional, national, and international tenants with substantial financial and operational resources.  For a more detailed description of our properties and tenants, see “Item 2. Properties.”  We have an experienced board of directors and are led by a senior management team with extensive experience in both the real estate and life science industries.

Growth and operating strategies

We continue to demonstrate the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our core operating results were steady for the year ended December 31, 2010.  We intend to selectively acquire properties that we believe provide long-term value to our stockholders. Our strategy for acquisitions will focus on the quality of the submarket locations, improvements, tenancy, and overall return. We believe the life science industry will remain keenly focused on adjacency locations to key innovation drivers in each major life science submarket. As such, we will also focus on adjacency locations which will deliver high cash flows, stability, and returns as we work to deliver the highest value to our stockholders.  We also intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 755,463 rentable square feet and our existing active development projects aggregating approximately an additional 475,818 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also continue to be very careful and prudent with any future decisions to add new projects to our active ground-up developments.  Future ground-up development projects will likely require significant preleasing from high-quality and/or creditworthy entities.  We intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect sources of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.

We seek to maximize funds from operations (“FFO”), balance sheet liquidity and flexibility, and cash available for distribution to our stockholders through the ownership, operation, management, and selective redevelopment, development, and acquisition of life science properties, as well as management of our balance sheet.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds From Operations” for a discussion of how we compute and view FFO, as well as a discussion of other measures of cash flow. In particular, we seek to maximize FFO, balance sheet liquidity and flexibility, and cash available for distribution by:

•                  maintaining a strong, liquid, and flexible balance sheet;

•                  maintaining strong and stable operating cash flows;

•                  re-tenanting and re-leasing space at higher rental rates to the extent possible, while minimizing tenant improvement costs;

•                  maintaining solid occupancy while also maintaining high lease rental rates;

•                  realizing contractual rental rate escalations, which are currently provided for in approximately 91% of our leases (on a rentable square footage basis);

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

•                  selectively selling properties, including land parcels, to reduce outstanding debt;

•                  selectively acquiring high-quality life science properties in our target life science cluster markets at prices that enable us to realize attractive returns;

•                  selectively redeveloping existing office, warehouse, shell space, or newly acquired properties into generic laboratory space that can be leased at higher rental rates in our target life science cluster markets; and

•                  selectively developing properties in our target life science cluster markets.

Acquisitions

We seek to identify and acquire high-quality life science properties in our target life science cluster markets.  Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy.  When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective property or properties, including:

•                  adjacency to centers of innovation and technological advances;

•                  location of the property and our strategy in the relevant market;

•                  quality of existing and prospective tenants;

•                  condition and capacity of the building infrastructure;

•                  quality and generic characteristics of the laboratory facilities;

•                  physical condition of the structure and common area improvements;

•                  opportunities available for leasing vacant space and for re-tenanting occupied space;

•                  availability of land for future ground-up development of new life science laboratory space; and

•                  opportunities to redevelop existing space into higher rent generic life science laboratory space.

Redevelopment

A key component of our long term business model is the redevelopment of existing office, warehouse, or shell space as generic life science laboratory space that can be leased at higher rates.  As of December 31, 2010, we had 12 projects aggregating 755,463 rentable square feet undergoing redevelopment.  In addition to properties undergoing redevelopment, as of December 31, 2010, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.5 million rentable square feet.

Development

Another key component of our long term business model is ground-up development projects.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  Our ground-up development projects focus on investment in generic and reusable infrastructure, rather than tenant specific improvements. As of December 31, 2010, we had five parcels of land undergoing ground-up development approximating 475,818 rentable square feet of life science laboratory space.  We also have an embedded pipeline for future ground-up development approximating 12.7 million developable square feet.

Tenants

As of December 31, 2010, we had 453 leases with a total of 373 tenants, and 73 of our 167 properties were single-tenant properties.  Our three largest tenants accounted for approximately 14.1% of our aggregate annualized base rent, or approximately 6.6%, 3.8%, and 3.7%, respectively. None of our tenants represented more than 10% of total revenues for the year ended December 31, 2010.

Competition

In general, other life science properties are located in close proximity to our properties.  The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rents that we can earn.  In addition, we compete for investment opportunities with insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, other REITs, and owner/occupants.  Many of these entities have substantially greater financial resources than we do and may be able to pay more than us or accept more risk than we are willing to accept.  These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments.  Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.  Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. We believe we have differentiated ourselves from our competitors, as we are the innovator as well as the largest owner, manager, and developer of life science properties, in key life science markets and have the most important relationships in the life science industry.

Financial information about our operating segment

See Note 2 to our consolidated financial statements for information about our operating segment.

Regulation

General

Properties in our markets are subject to various laws, ordinances, and regulations, including regulations relating to common areas.  We believe we have the necessary permits and approvals to operate each of our properties.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans With Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA.  The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.  We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA.  However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants.  The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.  See “Item 1A. Risk Factors—We may incur significant costs complying with the Americans With Disabilities Act and similar laws.”

Environmental matters

Under various environmental protection laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up contamination located on or emanating from that property.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several.  Previous owners used some of our properties for industrial and other purposes, so those properties may contain some level of environmental contamination.  The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease, or develop the real estate or to borrow using the real estate as collateral.

Some of our properties may contain asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, some of our tenants, routinely handle hazardous substances and wastes as part of their operations at our properties.  Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous uses of those properties.  Environmental liabilities could also affect a tenant’s ability to make rental payments to us.  We require our tenants to comply with these environmental laws and regulations.  See “Item 1A. Risk Factors—We could be held liable for damages resulting from our tenants’ use of hazardous materials.”

Independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio.  Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties, and do not generally include soil samplings, subsurface investigations, or an asbestos survey.  These assessments have not to date revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.  Nevertheless, it is possible that the assessments on our properties have not revealed all environmental conditions, liabilities, or compliance concerns. Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances, or regulations may impose material additional environmental liability.  See “Item 1A. Risk Factors — We could incur significant costs complying with environmental laws.”

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage, and industry practice.  In the opinion of management, the properties in our portfolio are currently adequately insured.  In addition, we have obtained earthquake insurance for certain properties located in the vicinity of active earthquake faults.  We also carry environmental remediation insurance and title insurance on our properties.  We obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.  See “Item 1A. Risk Factors—Our insurance may not adequately cover all potential losses.”

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at http://www.labspace.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The current charters of our Board of Director’s Audit, Compensation, and Nominating & Governance Committees, along with the Company’s corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-compliance (the “Business Integrity Policy”) are available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and New York Stock Exchange (“NYSE”) requirements.  Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations.  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the SEC’s website at http://www.sec.gov.

Employees

As of December 31, 2010, we had 151 full-time employees.  We believe that we have good relations with our employees.  We have adopted a Business Integrity Policy that applies to all of our employees.  Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

The global financial crisis, high structural unemployment, and other events or circumstances beyond the control of the Company, may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary United States and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy.  In 2008 and 2009 significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market, and a declining real estate market in the United States have contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards.  In 2010, the economy has shown signs of improvement, but recovery has been slow and volatile.  These factors, combined with volatile oil prices, fluctuating business and consumer confidence, precipitated a steep economic decline.  Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system.  Consumers and money managers have liquidated and may liquidate equity investments and consumers and banks have held and may hold cash and other lower risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and unusual failures of financial institutions.  While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Additionally, job growth remains sluggish, and sustained high unemployment can further hinder economic growth.

Changes in laws, regulations, and financial accounting standards may adversely affect our reported results of operations.

As a response in large part to perceived abuses and deficiencies in current regulation believed to have caused or exacerbated the recent global financial crisis, legislative, regulatory, and accounting standard-setting bodies around the world are engaged in an intensive, wide-ranging examination and re-writing of the laws, regulations, and accounting standards that have constituted the basic playing field of global and domestic business for several decades.  In many jurisdictions, including the United States, the legislative and regulatory response has included the extensive reorganization of existing regulatory and rulemaking agencies and organizations, and the establishment of new agencies with broad, interest powers.  This reorganization has disturbed long-standing regulatory and industry relationships and established procedures.

The rulemaking and administrative efforts have focused principally on the areas perceived as contributing to the financial crisis, including banking, investment banking, securities regulation, and real estate finance with spillover impacts into many other areas.  These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the United States at least since the wave of lawmaking, regulatory reform, and governmental reorganization that followed in the wake of the Great Depression.

The global financial crisis and the aggressive governmental and accounting profession reaction thereto occurs against a backdrop of increasing globalization and internationalization of financial and securities regulation that began prior to the financial crisis.  As a result of this ongoing trend, financial and investment activities previously regulated almost exclusively at a local or national level are increasingly regulated, or at least coordinated, on an international basis, with national rulemaking and standard setting groups relinquishing varying degrees of local and national control to achieve more uniform regulation and reduce the ability of market participants to engage in regulatory arbitrage between jurisdictions.  This globalization and internationalization trend has continued, arguably with an increased sense of urgency and importance, since the financial crisis.

This high degree of regulatory uncertainty, coupled with considerable additional uncertainty regarding the underlying condition and prospects of global, domestic, and local economies, has created a business environment characterized by an unusually pronounced lack of visibility that makes business planning and projections even more uncertain than is ordinarily the case for businesses in the financial and real estate sectors.

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to rewrite in fundamental respects major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement.  Changes in accounting standards and requirements, including the potential requirement that United States public companies prepare financial statements in accordance with international standards, potential changes in lease accounting, and the adoption of accounting standards likely to require the increased use of “fair value” measures, may have a significant effect on our financial results and on the results of our tenants, which would have a secondary impact upon us.  New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.

Although we have not been as directly affected by the wave of new legislation and regulation as banks and investment banks, we may also be adversely affected by new or amended laws or regulations, changes in federal, state, or foreign tax laws and regulations, and by changes in the interpretation or enforcement of existing laws and regulations.  In the United States, the financial crisis and continuing economic slowdown has already prompted a list of legislative, regulatory, and accounting profession responses, including the adoption in 2009 by the Financial Accounting Standards Board (“FASB”), of accounting literature which changed in fundamental respects the accounting rules governing sales of financial assets and consolidation of certain entities that have severely curtailed the ability of entities to recognize gain on the sale or securitization of financial assets.

The federal legislative response has culminated most recently in the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act contains far-reaching provisions that substantially revise, or provide for the revision of, long-standing, fundamental rules governing the banking and investment banking industries, and provide for the broad restructuring of the regulatory authorities in these areas.  The Dodd-Frank Act is expected to result in profound changes in the ground rules for financial business activities in the United States.

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear.  Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities.  While we do not currently expect the Dodd-Frank Act to have a significant direct effect on us, the Dodd-Frank Act’s impact on us may not be known for an extended period of time.  The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the United States Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework in which we operate in ways that are not currently identifiable.  The Dodd-Frank Act is also expected to result in substantial changes and dislocations in the banking industry and the financial services sector in ways, for example, that could have significant consequences on the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, that are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry, may adversely affect our results of operations.

The enactment of the Dodd-Frank Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition.

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas.  For example, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, provisions of the Dodd-Frank Act that directly affect other participants in the real estate and capital markets, such as banks, investment funds, and interest rate swap providers, could have indirect, but material, impacts on our business that cannot now be predicted. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business.

Changes in the system for establishing United States accounting standards may result in adverse fluctuations in our asset and liability values and earnings, and materially and adversely affect our reported results of operations.

Accounting for public companies in the United States has historically been conducted in accordance with GAAP.  GAAP is established by the FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies.  The International Accounting Standards Board (“IASB”) is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards (“IFRS”).  IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.

IFRS differs in material respects from GAAP.  Among other things, IFRS has historically relied more on “fair value” models of accounting for assets and liabilities than GAAP.  “Fair value” models are based on periodic revaluation of assets and liabilities, often resulting in fluctuations in such values as compared to GAAP, which relies more frequently on historical cost as the basis for asset and liability valuation.

The SEC has proposed the mandatory adoption of IFRS by United States public companies starting in 2015, with early adoption permitted before that date.  It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted.  In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking.  We may need to develop new systems and controls based on the principles of IFRS.  Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion are uncertain.

We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations.  Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that will be adopted.  Until there is more certainty with respect to the IFRS standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.

Changes in financial accounting standards governing leases and investment properties may cause adverse unexpected fluctuations in our income and asset valuations, which could impact our compliance with debt covenants and adversely affect our reported results of operations.

In August 2010, a joint committee of the FASB and the IASB issued an exposure draft on a new standard for lease accounting by both lessors and lessees.  With respect to accounting by lessors, the exposure draft reflects the FASB’s and the IASB’s tentative conclusion to adopt one of two accounting models with respect to operating leases, which comprise substantially our entire lease portfolio.  A lessor that retains exposure to significant risks or benefits associated with the underlying asset would apply a “performance obligation” approach; otherwise, the lessor would apply the “derecognition” approach.  For substantially our entire lease portfolio, we anticipate applying the “performance obligation” approach.

Under this approach, the underlying leased real estate asset remains on the balance sheet of the lessor and a separate liability for the performance obligation of the lessor—that is, the obligation to make the property available to the lessee and related obligations—would be recorded.  In addition, the lessor would recognize an additional asset representing its right to receive rental payments, which would be subsequently measured at amortized cost using the effective interest method which would replace the current straight-line recognition of lease revenue.  If the guidance is issued in its current form, we would expect our assets and liabilities to increase substantially relative to the current presentation.  Additionally, income on leases previously accounted for as operating leases would be front-end loaded as compared to the existing accounting requirements. Accordingly, the new guidance, if adopted as proposed, may impact key financial metrics, including those which serve or may serve as covenants for our outstanding debt.

The FASB, under a separate but related project, is considering requiring investment properties to be reported at fair value at the end of each quarterly reporting period. Under this proposed guidance, lessors with investment properties would not be subject to the proposed FASB/IASB lease accounting guidance described above with respect to their investment properties.  If we are required to fair value our investment properties quarterly, we may experience significant fluctuations in our results of operations from one reporting period to the next.

The new lease and investment property guidance is expected to be finalized in the second quarter of 2011, with an effective date no earlier than 2013. We are currently evaluating the impact of the adoption of the proposed lease accounting standard and the anticipated investment property standard on our financial position and results of operations.  Such evaluation cannot be completed, however, without more clarity regarding the specific standard that will be adopted.  Until there is more certainty with respect to the standards to be adopted, prospective investors should consider that the proposed and anticipated standard could have a material adverse impact on our reported results of operations.

Changes in laws, regulations, and financial accounting standards applicable to our tenants may materially affect the terms of our leases and demand for our properties, and thereby cause adverse unexpected fluctuations in income and adversely affect our reported results of operations.

The lease accounting exposure draft issued by the FASB and the IASB would generally require our tenants to establish an asset on their balance sheet representing the right to occupy and use the leased property and an offsetting liability representing the tenant’s lease payment obligation. For many life science companies whose intellectual property and other assets do not carry high balance sheet values, the cost of the tenant’s premises constitutes one of the tenant’s most significant financial attributes, and the new requirement to record an asset and a liability reflecting the right to use and the payment obligation with respect to a leased property as balance sheet entries could have a significant impact on the structuring of new and renewal leases in the future.

For example, all other things being equal, lessees may negotiate for shorter-term leases or other features that would result in relatively lower recognition of balance sheet asset and liability related to leases.  Moreover, some lessees who decided to lease rather than purchase their premises to avoid recording the value of the property as an asset and the amount of an associated mortgage as a liability may in the future purchase rather than lease their premises if the standard is adopted as proposed.

Non-accounting legal developments affecting a significant portion of our tenant base could also have unforeseen, and potentially materially adverse, impacts on our business and results of operations.  For example, changes in tax rules regarding the treatment of research and development costs, and governmental incentives to life science companies to locate in particular geographic markets in the United States or in foreign jurisdictions, could systematically impact our tenants’ siting decisions in favor of markets in the United States or in foreign jurisdictions in which we do not have a significant presence.

We are currently evaluating the impact of the adoption of the proposed lease accounting standard on our tenants’ financial position and results of operations, as well as the likely impact of the standard on the lease preferences of our tenants.  Such evaluation cannot be completed, however, without more clarity regarding the specific standard that will be adopted.  Until there is more certainty with respect to the standard to be adopted and the impact thereof on our tenants, prospective investors should consider that the imposition of the lease accounting standard on our tenants could ultimately have a material adverse impact on our reported results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption for several years.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, and results of operations.  Disruptions, uncertainty, or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or at all, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond the control of the Company through ongoing extraordinary disruptions in the global economy and financial systems or other events.

We may not be able to obtain additional capital to further our business objectives.

Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital.  The real estate industry has recently experienced volatile debt and equity capital markets with periods of extreme illiquidity.  A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments.  An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments, and which could otherwise adversely affect our business.  Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders.  Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

Possible future sales of shares of our common stock could adversely affect its market price.

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time.  Sales of substantial amounts of capital stock (including common stock issued upon the exercise of stock options, the conversion of convertible debt securities, or the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock.

We have reserved a number of shares of common stock for issuance to our directors, officers, and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (sometimes referred to herein as our equity incentive plan).  As of December 31, 2010, a total of 3,019,340 shares of our common stock were reserved for issuance under our Amended and Restated 1997 Stock Award and Incentive Plan.

As of December 31, 2010, options to purchase 51,850 shares of our common stock were outstanding, all of which were exercisable.  We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan.  In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act).  Affiliates will be able to sell shares of our common stock subject to restrictions under Rule 144.

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to many factors, including, but not limited to:

•                  the availability and cost of debt and/or equity capital;

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

Many of the factors listed above are beyond our control.  These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business, or our prospects.

Our debt service obligations may have adverse consequences on our business operations.

We use debt to finance our operations, including the acquisition, development, and redevelopment of properties. Our use of debt may have adverse consequences, including the following:

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

As of December 31, 2010, we had outstanding mortgage indebtedness of approximately $790.9 million (net of $1.1 million discount), secured by 49 properties, and outstanding debt under our unsecured line of credit and unsecured term loan of approximately $1.5 billion.  In addition, as of December 31, 2010, we had approximately $295.1 million (net of $6.9 million discount) and $230,000 (net of $20,000 discount) of 3.70% and 8.00% unsecured convertible notes outstanding, respectively.

We may not be able to refinance our debt and/or our debt may not be assumable.

Due to the high volume of real estate debt financing in recent years, the real estate industry may require more funds to refinance debt maturities than the potential funds available from lenders.  This potential shortage of available funds from lenders and stricter credit underwriting guidelines may limit our ability to refinance our debt as it matures, our cash flows, our ability to make distributions to our stockholders, or adversely affect our financial condition, results of operations, and the market price of our common stock.

As of December 31, 2010, we have approximately $2.6 billion in outstanding debt.  This debt may be unassumable by a potential purchaser of the Corporation and may be subject to significant prepayment penalties.

We may not be able to borrow additional amounts under our unsecured line of credit and unsecured term loan.

Aggregate unsecured borrowings under our unsecured line of credit and unsecured term loan is limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and our cost basis of certain land and construction projects and compliance with certain financial and non-financial covenants.  Borrowings under our unsecured line of credit and unsecured term loan are funded by a group of approximately 50 banks.  Our ability to borrow additional amounts under our unsecured line of credit and unsecured term loan may be negatively impacted by a decrease in cash flows from our properties, a default or cross default under our unsecured line of credit and unsecured term loan, non-compliance with one or more loan covenants, and non-performance or failure of one or more lenders under our unsecured line of credit and unsecured term loan. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured line of credit or unsecured term loan.  Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured line of credit or unsecured term loan may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

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

Our unsecured line of credit, unsecured term loan, and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future.  Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt.  Additionally, increases in market interest rates may result in a decrease in the value of our real estate and decrease the market price of our common stock.  Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

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

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

The conversion rights of our 3.70% unsecured convertible notes may be detrimental to holders of our common stock.

As of December 31, 2010, we had approximately $295.1 million, net of $6.9 million discount, outstanding on our 3.70% Unsecured Convertible Notes.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017, and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions, including a change in control, certain merger or consolidation transactions, or the liquidation of the Company (each, a “Fundamental Change”), at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  This initial conversion price represented a premium of 20% based on the last reported sale price of $98.30 per share of our common stock on January 10, 2007.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2010, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.  Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027 only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible  Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026 until the close of business on the business day immediately preceding January 15, 2027 or earlier redemption or repurchase.

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

As of December 31, 2010, we had approximately $250 million outstanding of 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  The Series D Convertible Preferred Stock may be converted into shares of our common stock subject to certain conditions.  At December 31, 2010, the conversion rate for the Series D Convertible Preferred Stock was 0.2480 shares of our common stock per $25.00 liquidation preference, which was equivalent to a conversion price of approximately $100.81 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  In addition, on or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares.

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

We are subject to risks and liabilities in connection with properties owned through partnerships, limited liability companies, and joint ventures.

Our organizational documents do not limit the amount of funds that we may invest in non-wholly owned partnerships, limited liability companies, or joint ventures.  Partnership, limited liability company, or joint venture investments involve certain risks, including:

•                  upon bankruptcy of non-wholly owned partnerships, limited liability companies, or joint venture entities, we may become liable for the partnership’s, limited liability company’s, or joint venture’s liabilities;

•                  we may share certain approval rights over major decisions with third parties;

•                  we may be required to contribute additional capital if our partners fail to fund their share of any required capital contributions;

•                  our partners, co-members, or joint ventures might have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to operate the property or our ability to maintain our qualification as a REIT;

•                  our ability to sell the interest on advantageous terms when we desire may be limited or restricted under the terms of our agreements with our partners; and

•                  we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above market price to continue ownership.

We generally seek to maintain sufficient control of our partnerships, limited liability companies, and joint ventures to permit us to achieve our business objectives. However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders, or the market price of our common stock.

We may not be able to sell our properties quickly to raise money.

Investments in real estate are relatively illiquid compared to other investments.  Accordingly, we may not be able to sell our properties when we desire or at prices acceptable to us in response to changes in economic or other conditions.  In addition, the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) limits our ability to sell properties held for fewer than two years.  These limitations on our ability to sell our properties may adversely affect our cash flows, our ability to repay debt, and our ability to make distributions to our stockholders.

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

•                  national, local, and worldwide economic conditions;

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

•                  the lack of liquidity of real estate investments; and

•                  increases in operating costs.

In addition, if a lease at a property is not a triple net lease, we will have greater expenses associated with that property and greater exposure to increases in such expenses.  Significant expenditures, such as mortgage payments, real estate taxes and insurance, and maintenance costs are generally fixed and do not decrease when revenues at the related property decrease.

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

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our board of directors may determine in the future, to pay dividends on our common stock in cash, shares of our common stock, or a combination of cash and shares of our common stock. The Internal Revenue Service issued Revenue Procedure 2010-12, which provides guidance regarding certain dividends payable in cash or stock at the election of stockholders and declared with respect to taxable years ending on or before December 31, 2011.  Under Revenue Procedure 2010-12, a distribution of our stock pursuant to such an election will be considered a taxable distribution of property in an amount equal to the amount of cash that could have been received instead if, among other things, 10% or more of the distribution is payable in cash.  Any such dividend would be distributed in a manner intended to count toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction.  A reduction in the cash yield on our common stock may negatively impact our stock price.

We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We continually evaluate the market of available properties and may acquire properties when opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

•                  we may be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•                  even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;

•                  even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•                  we may be unable to finance acquisitions on favorable terms or at all;

•                  we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•                  we may be unable to integrate new acquisitions quickly and efficiently, particularly acquisitions of operating properties or portfolios of properties, into our existing operations, and our results of operations and financial condition could be adversely affected;

•                  acquired properties may be subject to reassessment, which may result in higher than expected property tax payments;

•                  market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•                  we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flows, ability to make distributions to our stockholders, trading price of our common stock, and ability to satisfy our debt service obligations could be materially adversely affected.

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.

We may pursue selective acquisitions of properties in markets where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the markets, such as the risk that we do not correctly anticipate conditions or trends in a new market and are therefore not able to generate profit from the acquired property. If this occurs, it could adversely affect our financial position, results of operations, cash flows, our ability to make distributions to our stockholders, the trading price of our common stock, and our ability to satisfy our debt service obligations.

The acquisition of new properties or the development of new properties may give rise to difficulties in predicting revenue potential.

We may continue to acquire additional properties and may seek to develop our existing land holdings strategically as warranted by market conditions. These acquisitions and developments could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, operating costs, or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties acquired or developed by us will increase or be maintained under our management.

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

•                  worldwide economic recession, lack of confidence, and/or high structural unemployment;

•                  financial, banking, and credit market conditions;

•                  the seizure or illiquidity of credit markets;

•                  national, local, and worldwide economic conditions;

•                  delays in construction;

•                  budget overruns;

•                  lack of availability and/or increasing costs of materials;

•                  commodity pricing of building materials and supplies;

•                  financing availability;

•                  changes in the life sciences, financial, and banking industries;

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

In addition, development and redevelopment activities, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention.  This may distract management from focusing on other operational activities.  If we are unable to complete development and/or redevelopment projects successfully, our business may be adversely affected.

We have spaces available for redevelopment that may be difficult to redevelop or successfully lease to tenants.

A key component of our long term business model is redevelopment of existing office, warehouse, or shell space as generic life science laboratory space that can be leased at higher rates. There can be no assurance that we will be able to complete spaces undergoing redevelopment or initiate additional redevelopment projects.  Redevelopment activities subject us to many risks, including delays in permitting, financing availability, engaging contractors, the availability and pricing of materials and labor, and other redevelopment uncertainties.  In addition, there can be no assurance that, upon completion, we will be able to successfully lease the space or lease the space at rental rates at or above the returns on our investment anticipated by our stockholders.

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

Our properties contain infrastructure improvements that are significantly more costly than other property types.  Although we have historically been able to recover the additional investment in infrastructure improvements through higher rental rates, there is the risk that we will not be able to continue to do so in the future. Typical improvements include:

•                  reinforced concrete floors;

•                  upgraded roof loading capacity;

•                  increased floor to ceiling heights;

•                  heavy-duty heating, ventilation, and air conditioning (“HVAC”) systems;

•                  enhanced environmental control technology;

•                  significantly upgraded electrical, gas, and plumbing infrastructure; and

•                  laboratory benches.

We could default on leases for land on which some of our properties are located or held for future development.

As of December 31, 2010, we held ground lease obligations including leases for 21 of our properties and land development parcels.  These lease obligations have remaining lease terms from 22 to 96 years, excluding extension options.  If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease.  Upon expiration of a lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all.  The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flow, stock price, and ability to satisfy our debt service obligations and pay distributions to our stockholders.

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

Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties.  As of December 31, 2010, approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere.  If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair, and renovate our properties, which reduces our cash flows.

If our properties are not as attractive to customers in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy, higher rental rates, or deter existing tenants from relocating to properties owned by our competitors.

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

Our properties are located in the following markets:

•                  California – San Diego;

•                  California – San Francisco Bay;

•                  Greater Boston;

•                  New York City/New Jersey/Suburban Philadelphia;

•                  Southeast;

•                  Suburban Washington, D.C.;

•                  Washington – Seattle; and

•                  International.

As a result of our geographic concentration, we depend upon the local economic and real estate conditions in these markets.  We are, therefore, subject to increased exposure (positive or negative) to economic, tax, currency fluctuations, and other competitive factors specific to markets in confined geographic areas.  Our operations may also be affected if too many competing properties are built in any of these markets.  An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to stockholders.  We cannot assure our stockholders that these markets will continue to grow or remain favorable to the life science industry.

We are largely dependent on the life science industry, and changes within the industry may adversely impact our revenues from lease payments and results of operations.

In general, our business and strategy is to invest primarily in properties used by tenants in the life science industry.  Our business could be adversely affected if the life science industry is impacted by the current economic, financial, and banking crisis or if the life science industry migrates from the United States to other countries.  Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments.  Also, some of our properties may be better suited for a particular life science industry tenant and could require modification before we are able to re-lease vacant space to another life science industry tenant.  Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed.

Many life science entities have completed mergers or consolidations.  Mergers or consolidations of life science entities in the future could reduce the amount of rentable square footage requirements of our client tenants and prospective tenants which may adversely impact our revenues from lease payments and results of operations.

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space.  Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.  As of December 31, 2010, leases at our properties representing approximately 13.3% and 10.6% of the aggregate total rentable square footage of our properties, excluding month-to-month leases, were scheduled to expire in 2011 and 2012, respectively.

High levels of regulation, expense, and uncertainty may adversely affect the life science industry as well as our tenants’ business, results of operations, and financial condition which may adversely affect their ability to make rental payments to us and consequently, may materially adversely affect our business, results of operations, and financial condition.

Our life science industry tenants are subject to a number of risks unique to the life science industry, including the following, any one or more of which may adversely affect their ability to make rental payments to us and consequently, may materially adversely affect our business, results of operations, and financial condition:

•                  Our client tenants sell products and services in an industry that is characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, evolving industry standards, and uncertainty over the implementation of new heathcare reform legislation, which may cause them to lose competitive positions and adversely affect their operations.

•                  Some of our tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans.

•                  Some of our tenants depend on reimbursements from various government entities or private insurance plans and reimbursements may decrease in the future or may not be obtained.

•                  Some of our tenants may not be able to manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•                  Drugs that are developed and manufactured by some of our tenants require regulatory approval, including the approval of the United States Food and Drug Administration, prior to being made, marketed, sold, and used.  The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the expenditure of substantial resources, and is often unpredictable.  A tenant may fail or experience significant delays in obtaining these approvals.

•                  Some of our tenants and their licensors require patent, copyright or trade secret protection to develop, make, market, and sell their products and technologies.  A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies do not issue, or are successfully challenged, narrowed, invalidated, or circumvented by third parties, or if the tenant fails to obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies.

•                  A drug made by a tenant may not be well accepted by doctors and patients, may be less effective or accepted than a competitor’s drug, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, manufactured, and the requisite regulatory approvals are obtained.

•                  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms, private investors, the public markets, companies in the life science industry, or federal, state, and local governments.  Such funding may become unavailable or difficult to obtain.  The ability of each tenant to raise capital will depend on their financial and operating condition and the overall condition of the financial, banking, and economic environment.

•                  Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies which are commercially useful in the discovery or identification of potential drug targets or drugs.

We cannot assure our stockholders that our tenants will be able to develop, make, market, or sell their products and technologies due to the risks inherent in the life science industry.  Any tenant that is unable to avoid, or sufficiently mitigate, the risks described above, may have difficulty making rental payments to us.

Our results of operations depend on our tenants’ research and development efforts and their ability to obtain funding for these efforts.

Our client tenant base includes entities in the pharmaceutical, biotechnology, medical device, life science, and related industries, academic institutions, government institutions, and private foundations. Our tenants determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition, and the general availability of resources.

Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and governmental budgetary limitations, and mergers and consolidations of entities in the life science industry.  Our business could be adversely impacted by a significant decrease in life science research and development expenditures by either our tenants or the life science industry.

Additionally, our client tenants include research institutions whose funding is largely dependent on grants from government agencies such as the United States National Institutes of Health (“NIH”), the National Science Foundation, and similar agencies or organizations.  Government funding of research and development is subject to the political process, which is often unpredictable.  Other programs, such as Homeland Security or defense could be viewed by the government as a higher priority.  Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities.  Any shift away from funding of life science research and development or delays surrounding the approval of governmental budget proposals may adversely impact our tenants’ operations, which in turn may impact their ability to make lease payments to us and adversely impact our results of operations.

The inability of a tenant to pay us rent could adversely affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases.  If our tenants, especially significant tenants, fail to make rental payments under their leases, our financial condition, cash flow, and ability to make distributions to our stockholders could be adversely affected.

As of December 31, 2010, we had 453 leases with a total of 373 tenants, and 73 of our 167 properties were single-tenant properties.  Our three largest tenants accounted for approximately 14.1% of our aggregate annualized base rent, or approximately 6.6%, 3.8%, and 3.7%, respectively.  “Annualized base rent” means the annualized fixed base rental amount in effect as of December 31, 2010, using rental revenues calculated on a straight-line basis in accordance with GAAP.  Annualized base rent does not include reimbursements for real estate taxes, insurance, utilities, common area, and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

United States government tenants may be subject to annual budget appropriations.  If one of our United States government tenants fails to receive its annual budget appropriation, it might not be able to make its lease payments to us.  In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws.  All of our leases with United States government tenants provide that the government tenant may terminate the lease under certain circumstances.  As of December 31, 2010, leases with United States government tenants at our properties accounted for approximately 2.8% of our aggregate annualized base rent.

We could be held liable for damages resulting from our tenants’ use of hazardous materials.

Many of our life science industry tenants engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds.  In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result.  This liability could exceed our resources and any recovery available through any applicable environmental remediation insurance coverage, which could adversely affect our ability to make distributions to our stockholders.

Together with our tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products.  Failure to comply with, or changes in, these laws and regulations could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.

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

Under the ADA, places of public accommodation and/or commercial facilities are required to meet federal requirements related to access and use by disabled persons.  We may be required to make substantial capital expenditures at our properties to comply with this law.  In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state, and local laws and regulations exist regarding access by disabled persons.  These regulations may require modifications to our properties or may affect future renovations.  These expenditures may have an adverse impact on overall returns on our investments.

We may incur significant costs if we fail to comply with laws or if laws change.

Our properties are subject to many federal, state, and local regulatory requirements and to state and local fire, life-safety, and other requirements.  If we do not comply with all of these requirements, we may have to pay fines to government authorities or damage awards to private litigants.  We do not know whether these requirements will change or whether new requirements will be imposed.  Changes in these regulatory requirements could require us to make significant unanticipated expenditures.  These expenditures could have an adverse effect on us and our ability to make distributions to our stockholders.

We could incur significant costs complying with environmental laws.

Federal, state, and local environmental laws and regulations may require us, as a current or prior owner or operator of real estate, to investigate and clean up hazardous or toxic substances or petroleum products released at or from any of our properties.  The cost of investigating and cleaning up contamination could be substantial and could exceed the amount of any environmental remediation insurance coverage available to us.  In addition, the presence of contamination, or the failure to properly clean it up, may adversely affect our ability to lease or sell an affected property, or to borrow funds using that property as collateral.

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

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing materials.  These laws may impose fines and penalties on us for the release of asbestos-containing materials and may allow third parties to seek recovery from us for personal injury from exposure to asbestos fibers.  We have detected asbestos-containing materials at some of our properties, but we do not expect that they will result in material environmental costs or liabilities to us.

Environmental laws and regulations also require the removal or upgrading of certain underground storage tanks and regulate:

•                  the discharge of storm water, wastewater, and any water pollutants;

•                  the emission of air pollutants;

•                  the generation, management, and disposal of hazardous or toxic chemicals, substances, or wastes; and

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

Independent environmental consultants have conducted Phase I or similar environmental assessments at our properties.  We intend to use consultants to conduct similar environmental assessments on our future acquisitions.  This type of assessment generally includes a site inspection, interviews, and a public records review, but no subsurface sampling.  These assessments and certain additional investigations of our properties have not to date revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.

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

When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Some molds may produce airborne toxins or irritants.  Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria.  Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions.  As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation.  In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise.

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

If we experience a loss at any of our properties that is not covered by insurance or that exceeds our insurance policy limits, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties.  We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties.  We have obtained earthquake insurance for our properties that are located in the vicinity of active earthquake faults.  We also carry environmental remediation insurance and have title insurance policies for our properties. We obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

Our tenants are also required to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them.  The availability of coverage against certain types of losses, such as from terrorism or toxic mold, has become more limited and, when available, is at a significantly higher cost. We cannot predict whether insurance coverage against terrorism or toxic mold will remain available for our properties because insurance companies may no longer offer coverage against such losses or, if offered, such coverage may become prohibitively expensive.  Many, but not all, of our properties are low-rise buildings. Toxic mold has not presented any material problems at any of our properties.

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the East and West coasts of the United States.  To the extent climate change impacts changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for life science laboratory space at our properties or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

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

We depend upon the services of relatively few executive officers.  The loss of services of any one of them may adversely affect our business, financial condition, and prospects.  We use the extensive personal and business relationships that members of our management have developed over time with owners of life science properties and with major life science industry tenants.  We cannot assure our stockholders that our senior executive officers will remain employed with us.

Competition for skilled personnel could increase labor costs.

We compete with various other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our company.  Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such additional costs by increasing the rates we charge tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

In addition, although we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT, new legislation, regulations, administrative interpretations, or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our stockholders.

We may change our business policies without stockholder approval.

Our board of directors determines all of our material business policies, with management’s input, including those related to our:

•                  status as a REIT;

•                  incurrence of debt and debt management activities;

•                  selective development, redevelopment, and acquisition activities;

•                  stockholder distributions; and

•                  other policies, as appropriate.

Our board of directors may amend or revise these policies at any time without a vote of our stockholders. A change in these policies could adversely affect our business and our ability to make distributions to our stockholders.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition, and stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control.  Changes to our business will necessitate ongoing changes to our internal control systems and processes.  Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud.  Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations, and financial condition could be materially harmed, and we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional significant costs to remedy damages caused by such disruptions.

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

In order for us to maintain our qualification as a REIT, among other reasons, our charter provides for an ownership limit, which prohibits, with certain exceptions, direct or constructive ownership of shares of stock representing more than 9.8% of the combined total value of our outstanding shares of stock by any person, as defined in our charter. Our board of directors, in its sole discretion, may waive the ownership limit for any person. However, our board of directors may not grant such waiver if, after giving effect to such waiver, five individuals could beneficially own, in the aggregate, more than 49.9% of the value of our outstanding stock.  As a condition to waiving the ownership limit, our board of directors may require a ruling from the Internal Revenue Service or an opinion of counsel in order to determine our status as a REIT. Notwithstanding the receipt of any such ruling or opinion, our board of directors may impose such conditions or restrictions as it deems appropriate in connection with granting a waiver.

Our charter further prohibits transferring shares of our stock if such transfer would result in us being “closely held” under Section 856(h) of the Internal Revenue Code or would result in shares of our stock being owned by fewer than 100 persons.

The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. A transfer of shares to a person who, as a result of the transfer, violates these limits, shall be void or shall be exchanged for shares of excess stock and transferred to a trust, for the benefit of one or more qualified charitable organizations designated by us. In that case, the intended transferee will have only a right to share, to the extent of the transferee’s original purchase price for such shares, in proceeds from the trust’s sale of those shares and will effectively forfeit its beneficial ownership of the shares.  These ownership limits could delay, defer, or prevent a transaction or a change in control that might involve a premium price for the holders of our common stock or might otherwise be desired by such holders.

In addition to the ownership limit, certain provisions of our charter and bylaws may delay or prevent transactions that may be deemed to be desirable to our stockholders.

As authorized by Maryland law, our charter allows our board of directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock and to classify or reclassify unissued shares of common or preferred stock without any stockholder approval.  Our board of directors could establish a series of preferred stock that could delay, defer, or prevent a transaction that might involve a premium price for our common stock or for other reasons be desired by our common stockholders or that have a dividend preference which may adversely affect our ability to pay dividends on our common stock.

Our charter permits the removal of a director only upon a two-thirds vote of the votes entitled to be cast generally in the election of directors, and our bylaws require advance notice of a stockholder’s intention to nominate directors or to present business for consideration by stockholders at an annual meeting of our stockholders.  Our charter and bylaws also contain other provisions that may delay, defer, or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

External factors may adversely impact the valuation of investments.

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our investments.

We face risks associated with short-term liquid investments.

We have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income.  From time to time, these investments may include (either directly or indirectly) obligations (including certificates of deposit) of banks, money market funds, Treasury bank securities, and other highly rated short-term securities.  Investments in these securities and funds are not insured against loss of principal.  Under certain circumstances we may be required to redeem all or part of these securities or funds at less than par value.  A decline in the value of our investments or delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition and our ability to pay our obligations as they become due.

We have certain ownership interests outside the United States that may subject us to different or greater risks than those associated with our domestic operations.

We have four operating properties and one development parcel in Canada and construction projects in Asia for aggregate real estate investments in Canada and Asia of approximately $266.6 million and $98.3 million, respectively, as of December 31, 2010.  International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include but are not limited to:

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

•                  changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally;

•                  challenges in managing international operations;

•                  challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment, and legal proceedings;

•                  differences in lending practices;

•                  differences in languages, cultures, and time zones; and

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

We have four operating properties and one development parcel in Canada and construction projects in China and India.  Investments in countries where the United States dollar is not the local currency are subject to international currency risk from the potential fluctuations in exchange rates between the United States dollar and the local currency.  A significant decrease in the value of the Canadian dollar, Chinese Renminbi, or other foreign currencies where we may have an investment could materially affect our results of operations.  We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest.  Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2010, we had 167 properties containing approximately 13.7 million rentable square feet of life science laboratory space.  Our operating properties were approximately 94.3% leased as of December 31, 2010.  The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties typically include:

•                  reinforced concrete floors;

•                  upgraded roof loading capacity;

•                  increased floor to ceiling heights;

•                  heavy-duty HVAC systems;

•                  enhanced environmental control technology;

•                  significantly upgraded electrical, gas, and plumbing infrastructure; and

•                  laboratory benches.

As of December 31, 2010, we held a fee simple interest in each of our properties, except for 21 properties that accounted for approximately 18% of the total rentable square footage of our properties. Of the 21 properties, we held four properties in the San Francisco Bay market, 13 properties in the Greater Boston market, one property in the New York City submarket, one property in the Southeast market, and two properties in the Suburban Washington, D.C. market pursuant to ground leasehold interests. See further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules.”

In addition, as of December 31, 2010, our asset base contained approximately 1.2 million developable square feet in Canada and New York City which we held pursuant to ground leasehold interests and two land parcels aggregating approximately 547,000 rentable square feet in China which we held pursuant to land usage rights.

As of December 31, 2010, we had 453 leases with a total of 373 tenants, and 73 of our 167 properties were single-tenant properties.  Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of ten to 20 years. As of December 31, 2010:

•                  approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•                  approximately 91% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•                  approximately 93% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases.

Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties are reusable generic life science laboratory improvements and remain our property after termination of the lease at our election. However, we are permitted under the terms of most of our leases to require that the tenant, at its expense, remove certain non-generic improvements and restore the premises to their original condition.

Location of properties

The locations of our properties are diversified among a number of life science cluster submarkets.  The following table sets forth, as of December 31, 2010, the total rentable square footage, annualized base rent, and encumbrances of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet
Markets	Operating	Redevelop- ment	Develop- ment	Total	% of Total	# of Properties	Annualized Base Rent (1)	% of Annualized	Encum- brances (2)
California – San Diego	2,043,199	419,722	123,430	2,586,351	18.9%	36	$63,569	16.0%	$135,509
California – San Francisco Bay	1,879,290	–	255,388	2,134,678	15.6	22	67,098	16.9	168,010
Greater Boston	3,250,589	210,660	–	3,461,249	25.3	38	121,277	30.5	251,814
NYC/New Jersey/Suburban Philadelphia	747,292	–	–	747,292	5.5	9	33,747	8.5	15,428
Southeast	713,221	30,000	97,000	840,221	6.1	13	15,484	3.9	7,756
Suburban Washington, D.C.	2,458,299	95,081	–	2,553,380	18.6	32	53,327	13.4	167,647
Washington – Seattle	997,205	–	–	997,205	7.3	12	34,461	8.6	44,705
International	342,394	–	–	342,394	2.5	4	8,995	2.2	–
Subtotal	12,431,489	755,463	475,818	13,662,770	99.8	166	$397,958	100.0%	$790,869
Discontinued Operations/ “Held for Sale”	21,000	–	–	21,000	0.2	1
Total	12,452,489	755,463	475,818	13,683,770	100.0%	167

(1)                Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

(2)                Certain properties are pledged as security under our secured notes payable as of December 31, 2010.  See Schedule III — Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties, including encumbered properties.

Property listing

The following table provides certain information about our operating properties as of December 31, 2010 (dollars in thousands):

		Rentable Square Feet						Occupancy Percentage
						Number of	Annualized		Operating and
Address	Submarket	Operating	Redevelopment	Development	Total	Properties	Base Rent	Operating	Redevelopment
California - San Diego
129/153/161 North Hill Avenue & 6 Thomas	LA Metro	61,003	-	-	61,003	2	$851	62.2%	62.2%
13112 Evening Creek Drive	I-15 Corridor	109,780	-	-	109,780	1	2,495	100.0%	100.0%
5810-5820 Nancy Ridge Drive	Sorrento Mesa	87,298	-	-	87,298	1	1,645	100.0%	100.0%
5871 Oberlin Drive	Sorrento Mesa	35,510	-	-	35,510	1	771	64.3%	64.3%
6138-6150 Nancy Ridge Drive	Sorrento Mesa	56,698	-	-	56,698	1	1,586	100.0%	100.0%
6146/6166 Nancy Ridge Drive	Sorrento Mesa	51,273	-	-	51,273	2	1,008	87.4%	87.4%
6175/6225/6275 Nancy Ridge Drive	Sorrento Mesa	60,232	47,347	-	107,579	3	417	45.6%	25.5%
7330 Carroll Road	Sorrento Mesa	66,244	-	-	66,244	1	2,141	89.4%	89.4%
10505 Roselle Street & 3770 Tansy Street	Sorrento Valley	33,013	-	-	33,013	2	1,001	100.0%	100.0%
11025/11035/11045 Roselle Street	Sorrento Valley	65,910	-	-	65,910	3	1,565	100.0%	100.0%
3985 Sorrento Valley Boulevard	Sorrento Valley	60,545	-	-	60,545	1	1,557	100.0%	100.0%
10931/10933 North Torrey Pines Road	Torrey Pines	96,641	-	-	96,641	1	3,056	96.9%	96.9%
10975 North Torrey Pines Road	Torrey Pines	44,733	-	-	44,733	1	1,614	100.0%	100.0%
11119 North Torrey Pines Road	Torrey Pines	-	81,816	-	81,816	1	-	N/A	0.0%
3010 Science Park Road	Torrey Pines	74,557	-	-	74,557	1	3,215	100.0%	100.0%
3115/3215 Merryfield Row	Torrey Pines	158,645	-	-	158,645	2	6,417	100.0%	100.0%
3530/3550 John Hopkins Court & 3535/3565 General Atomics Court	Torrey Pines	119,684	89,923	-	209,607	4	3,197	73.6%	42.0%
10300 Campus Point Drive	University Town Center	172,434	200,636	-	373,070	1	7,623	100.0%	46.2%
4757/4767 Nexus Centre Drive	University Town Center	132,330	-	-	132,330	2	4,914	100.0%	100.0%
5200 Research Place	University Town Center	346,581	-	123,430	470,011	1	12,321	100.0%	100.0%
9363/9373/9393 Towne Centre Drive	University Town Center	138,578	-	-	138,578	3	3,401	83.1%	83.1%
9880 Campus Point Drive	University Town Center	71,510	-	-	71,510	1	2,774	100.0%	100.0%
California - San Diego		2,043,199	419,722	123,430	2,586,351	36	$63,569	93.1%	77.3%

		Rentable Square Feet						Occupancy Percentage
						Number of	Annualized			Operating and
Address	Submarket	Operating	Redevelopment	Development	Total	Properties	Base Rent	Operating		Redevelopment
California - San Francisco Bay
1500 Owens Street	Mission Bay	123,683	-	34,584	158,267	1	$5,607	100.0%		100.0%
1700 Owens Street	Mission Bay	157,340	-	-	157,340	1	6,768	97.1%		97.1%
455 Mission Bay Boulevard	Mission Bay	151,196	-	58,804	210,000	1	7,188	100.0%		100.0%
2425 Garcia Ave & 2400/2450 Bayshore Pky	Peninsula	98,964	-	-	98,964	1	2,542	78.8%		78.8%
2625/2627/2631 Hanover Street	Peninsula	32,074	-	-	32,074	1	1,354	100.0%		100.0%
3165 Porter Drive	Peninsula	91,644	-	-	91,644	1	3,928	100.0%		100.0%
3350 W. Bayshore Road	Peninsula	60,000	-	-	60,000	1	1,230	82.6%		82.6%
75 & 125 Shoreway Road	Peninsula	82,712	-	-	82,712	1	2,054	94.2%		94.2%
849/863 Mitten Road & 866 Malcolm Road	Peninsula	103,963	-	-	103,963	1	2,960	95.4%		95.4%
249 E. Grand Avenue	South San Francisco	129,501	-	-	129,501	1	5,084	100.0%		100.0%
341/343 Oyster Point Blvd	South San Francisco	107,960	-	-	107,960	2	2,852	100.0%		100.0%
400/450 East Jamie Court	South San Francisco	-	-	162,000	162,000	2	-	N	/A	N	/A
500 Forbes Boulevard	South San Francisco	155,685	-	-	155,685	1	5,540	100.0%		100.0%
600/630/650 Gateway Boulevard	South San Francisco	150,960	-	-	150,960	3	3,645	78.0%		78.0%
681 Gateway Boulevard	South San Francisco	126,971	-	-	126,971	1	6,161	100.0%		100.0%
7000 Shoreline Court	South San Francisco	136,393	-	-	136,393	1	4,272	100.0%		100.0%
901/951 Gateway Boulevard	South San Francisco	170,244	-	-	170,244	2	5,913	100.0%		100.0%
California - San Francisco Bay		1,879,290	-	255,388	2,134,678	22	$67,098	95.8%		95.8%

Greater Boston
100 Technology Square	Cambridge/Inner Suburbs	255,441	-	-	255,441	1	$17,304	100.0%		100.0%
200 Technology Square	Cambridge/Inner Suburbs	177,101	-	-	177,101	1	9,846	96.5%		96.5%
300 Technology Square	Cambridge/Inner Suburbs	175,609	-	-	175,609	1	10,551	93.7%		93.7%
400 Technology Square	Cambridge/Inner Suburbs	177,662	17,114	-	194,776	1	6,264	100.0%		91.2%
500 Technology Square	Cambridge/Inner Suburbs	184,207	-	-	184,207	1	9,871	95.3%		95.3%
600 Technology Square	Cambridge/Inner Suburbs	128,224	-	-	128,224	1	4,493	99.6%		99.6%
700 Technology Square	Cambridge/Inner Suburbs	48,930	-	-	48,930	1	1,773	100.0%		100.0%
161 First Street	Cambridge/Inner Suburbs	46,356	-	-	46,356	1	1,839	99.5%		99.5%
167 Sidney Street	Cambridge/Inner Suburbs	26,589	-	-	26,589	1	1,388	100.0%		100.0%
215 First Street	Cambridge/Inner Suburbs	333,668	33,001	-	366,669	1	9,556	92.1%		83.8%
300 Third Street	Cambridge/Inner Suburbs	131,639	-	-	131,639	1	7,100	98.3%		98.3%
480 Arsenal	Cambridge/Inner Suburbs	140,744	-	-	140,744	1	4,529	100.0%		100.0%
500 Arsenal Street	Cambridge/Inner Suburbs	45,000	47,500	-	92,500	1	2,054	100.0%		48.6%
780/790 Memorial Drive	Cambridge/Inner Suburbs	98,497	-	-	98,497	2	6,296	100.0%		100.0%
79/96 Charlestown Navy Yard	Cambridge/Inner Suburbs	24,940	-	-	24,940	1	-	0.0%		0.0%
99 Erie Street	Cambridge/Inner Suburbs	27,960	-	-	27,960	1	552	42.3%		42.3%
100 Beaver Street	Rte 128	82,330	-	-	82,330	1	2,302	100.0%		100.0%
13-15 DeAngelo Drive	Rte 128	30,000	-	-	30,000	1	441	100.0%		100.0%
19 Presidential Way	Rte 128	128,325	-	-	128,325	1	3,398	100.0%		100.0%
29 Hartwell Avenue	Rte 128	59,000	-	-	59,000	1	2,671	100.0%		100.0%
3 Preston Court	Rte 128	30,000	-	-	30,000	1	-	0.0%		0.0%
35 Hartwell Avenue	Rte 128	46,700	-	-	46,700	1	1,650	100.0%		100.0%
35 Wiggins Avenue	Rte 128	48,640	-	-	48,640	1	724	100.0%		100.0%
44 Hartwell Avenue	Rte 128	26,828	-	-	26,828	1	1,105	100.0%		100.0%
45-47 Wiggins Avenue	Rte 128	38,000	-	-	38,000	1	1,235	100.0%		100.0%
60 Westview Street	Rte 128	40,200	-	-	40,200	1	1,257	100.0%		100.0%
6-8 Preston Court	Rte 128	54,391	-	-	54,391	1	603	84.0%		84.0%
111 Forbes Boulevard	Rte 495/Worcester	58,280	-	-	58,280	1	260	28.6%		28.6%
130 Forbes Boulevard	Rte 495/Worcester	97,566	-	-	97,566	1	871	100.0%		100.0%
155 Fortune Boulevard	Rte 495/Worcester	36,000	-	-	36,000	1	806	100.0%		100.0%
20 Walkup Drive	Rte 495/Worcester	-	113,045	-	113,045	1	-	N/A		0.0%
30 Bearfoot Road	Rte 495/Worcester	60,759	-	-	60,759	1	2,765	100.0%		100.0%
306 Belmont Street	Rte 495/Worcester	78,916	-	-	78,916	1	1,139	100.0%		100.0%
350 Plantation Street	Rte 495/Worcester	11,774	-	-	11,774	1	173	100.0%		100.0%
377 Plantation Street	Rte 495/Worcester	92,711	-	-	92,711	1	2,082	85.1%		85.1%
381 Plantation Street	Rte 495/Worcester	92,423	-	-	92,423	1	1,733	85.0%		85.0%
One Innovation Drive	Rte 495/Worcester	115,179	-	-	115,179	1	2,646	96.3%		96.3%
Greater Boston		3,250,589	210,660	-	3,461,249	38	$121,277	93.6%		87.9%

		Rentable Square Feet						Occupancy Percentage
						Number of	Annualized			Operating and
Address	Submarket	Operating	Redevelopment	Development	Total	Properties	Base Rent	Operating		Redevelopment
NYC/New Jersey/Suburban Philadelphia
100 Phillips Parkway	Bergen County	78,501	-	-	78,501	1	$2,292	100.0%		100.0%
450 E. 29th Street	Midtown Manhattan	308,388	-	-	308,388	1	24,858	92.4%		92.4%
102 Witmer Road	Pennsylvania	50,000	-	-	50,000	1	3,345	100.0%		100.0%
200 Lawrence Road	Pennsylvania	111,451	-	-	111,451	1	1,246	100.0%		100.0%
210 Welsh Pool Road	Pennsylvania	59,415	-	-	59,415	1	946	100.0%		100.0%
5100 Campus Drive	Pennsylvania	21,782	-	-	21,782	1	325	100.0%		100.0%
701 Veterans Circle	Pennsylvania	35,155	-	-	35,155	1	735	100.0%		100.0%
702 Electronic Drive	Pennsylvania	40,000	-	-	40,000	1	-	0.0%		0.0%
279 Princeton Road	Princeton	42,600	-	-	42,600	1	-	0.0%		0.0%
NYC/New Jersey/Suburban Philadelphia		747,292	-	-	747,292	9	$33,747	85.8%		85.8%

Southeast
555 Heritage Drive	Palm Beach	44,855	-	-	44,855	1	$439	60.4%		60.4%
100 Capitola Drive	Research Triangle Park	65,992	-	-	65,992	1	990	99.4%		99.4%
108/110/112/114 Alexander Road	Research Triangle Park	158,417	-	-	158,417	1	4,954	100.0%		100.0%
2525 E. NC Highway 54	Research Triangle Park	81,580	-	-	81,580	1	1,655	100.0%		100.0%
5 Triangle Drive	Research Triangle Park	32,120	-	-	32,120	1	824	100.0%		100.0%
601 Keystone Park Drive	Research Triangle Park	77,395	-	-	77,395	1	1,360	100.0%		100.0%
6101 Quadrangle Drive	Research Triangle Park	-	30,000	-	30,000	1	-	N	/A	0.0%
7 Triangle Drive	Research Triangle Park	-	-	97,000	97,000	1	-	N	/A	N	/A
7010/7020/7030 Kit Creek	Research Triangle Park	133,654	-	-	133,654	3	2,957	89.4%		89.4%
800/801 Capitola Drive	Research Triangle Park	119,208	-	-	119,208	2	2,305	87.4%		87.4%
Southeast		713,221	30,000	97,000	840,221	13	$15,484	93.4%		89.6%

Suburban Washington, D.C.
8000/9000/10000 Virginia Manor Road	Beltsville	191,884	-	-	191,884	1	$2,348	93.2%		93.2%
1201 Clopper Road	Gaithersburg	143,585	-	-	143,585	1	3,480	100.0%		100.0%
1300 Quince Orchard Road	Gaithersburg	54,874	-	-	54,874	1	812	100.0%		100.0%
14920 Broschart Road	Gaithersburg	48,500	-	-	48,500	1	961	100.0%		100.0%
16020 Industrial Drive	Gaithersburg	83,541	-	-	83,541	1	2,126	100.0%		100.0%
19/20/22 Firstfield Road	Gaithersburg	132,639	-	-	132,639	3	2,796	91.6%		91.6%
25/35/45 West Watkins Mill Road	Gaithersburg	138,938	-	-	138,938	1	3,169	100.0%		100.0%
401 Professional Drive	Gaithersburg	63,154	-	-	63,154	1	700	70.4%		70.4%
620 Professional Drive	Gaithersburg	26,127	-	-	26,127	1	528	100.0%		100.0%
708 Quince Orchard Road	Gaithersburg	49,624	-	-	49,624	1	1,142	99.3%		99.3%
9 W. Watkins Mill Road	Gaithersburg	92,449	-	-	92,449	1	2,587	100.0%		100.0%
910 Clopper Road	Gaithersburg	180,650	-	-	180,650	1	3,120	85.6%		85.6%
930/940 Clopper Road	Gaithersburg	104,302	-	-	104,302	2	1,787	96.6%		96.6%
950 Wind River Lane	Gaithersburg	50,000	-	-	50,000	1	1,082	100.0%		100.0%
14225 Newbrook Drive	Northern Virginia	248,186	-	-	248,186	1	4,341	100.0%		100.0%
12301 Parklawn Drive	Rockville	49,185	-	-	49,185	1	1,024	100.0%		100.0%
1330 Piccard Drive	Rockville	131,415	-	-	131,415	1	2,961	79.8%		79.8%
1405/1413 Research Boulevard	Rockville	176,669	-	-	176,669	2	4,988	100.0%		100.0%
1500/1550 East Gude Drive	Rockville	90,489	-	-	90,489	2	1,937	100.0%		100.0%
15010 Broschart Road	Rockville	20,333	17,870	-	38,203	1	368	78.3%		41.7%
5 Research Court	Rockville	54,906	-	-	54,906	1	1,564	100.0%		100.0%
5 Research Place	Rockville	63,852	-	-	63,852	1	2,361	100.0%		100.0%
9800 Medical Center Drive	Rockville	204,264	77,211	-	281,475	4	6,717	100.0%		72.6%
9920 Medical Center Drive	Rockville	58,733	-	-	58,733	1	428	100.0%		100.0%
Suburban Washington, D.C.		2,458,299	95,081	-	2,553,380	32	$53,327	95.8%		92.2%

Washington - Seattle
3000/3018 Western Avenue	Elliott Bay	47,746	-	-	47,746	1	$1,795	100.0%		100.0%
410 W. Harrison Street/410 Elliott Avenue West	Elliott Bay	35,175	-	-	35,175	2	759	67.4%		67.4%
1124 Columbia Street	First Hill	203,817	-	-	203,817	1	6,599	99.8%		99.8%
1201 & 1209 Mercer Street	Lake Union	16,740	-	-	16,740	1	267	100.0%		100.0%
1201/1208 Eastlake Avenue	Lake Union	203,369	-	-	203,369	2	8,747	100.0%		100.0%
1551 Eastlake Avenue	Lake Union	121,790	-	-	121,790	1	2,615	100.0%		100.0%
1600 Fairview Avenue	Lake Union	27,991	-	-	27,991	1	1,294	100.0%		100.0%
1616 Eastlake Avenue	Lake Union	165,493	-	-	165,493	1	5,668	94.7%		94.7%
199 E. Blaine Street	Lake Union	115,084	-	-	115,084	1	5,943	96.3%		96.3%
801 Dexter Avenue North	Lake Union	60,000	-	-	60,000	1	774	100.0%		100.0%
Washington - Seattle		997,205	-	-	997,205	12	$34,461	97.5%		97.5%

International
Canada		46,032	-	-	46,032	1	$1,814	100.0%		100.0%
Canada		66,000	-	-	66,000	1	1,037	100.0%		100.0%
Canada		162,362	-	-	162,362	1	3,065	100.0%		100.0%
Canada		68,000	-	-	68,000	1	3,079	100.0%		100.0%
International		342,394	-	-	342,394	4	$8,995	100.0%		100.0%

Total Properties (Continuing Operations)		12,431,489	755,463	475,818	13,662,770	166	$397,958	94.3%		88.9%

See Schedule III – Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties.

Value-added projects

A key component of our business model includes our value-added redevelopment and development programs. These programs are focused on providing high-quality, generic and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry.  Upon completion, each value-added project is expected to generate significant revenues and cash flows.  Our redevelopment and development projects are generally in locations that are highly desirable to life science entities which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.  Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space, including the conversion of single tenancy space to multi-tenancy space or visa versa.  Development projects consist of the ground-up development of generic and reusable life science laboratory facilities.  We anticipate execution of new active development projects for aboveground vertical construction of new laboratory space generally only with significant pre-leasing.  Preconstruction activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective also includes the advancement of preconstruction efforts to reduce the time to deliver projects to prospective tenants.  Projects in Asia represent primarily development opportunities and projects in China and India focused on life science laboratory space for our current client tenants and other life science relationship entities.  Our redevelopment, development, preconstruction, and certain real estate in Asia are classified as construction in progress.  We are required to capitalize interest and other direct project costs during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest and other direct project costs cease after a project is substantially complete and ready for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to these assets would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net or land held for future development.

Land held for future development includes certain land parcels with improvements to the land, including, grading, piles, foundations, and other land improvements.  Our objective is to advance efforts to reduce the time to deliver projects to prospective tenants. Since all efforts have been advanced to appropriate stages and no further preconstruction activities are ongoing, interest, property taxes, insurance, and certain other direct costs related to these assets are expensed as incurred.  Future redevelopment projects represent properties containing non-laboratory uses (office, industrial, or warehouse) that will in the future undergo conversion to life science laboratory space through redevelopment.

A key strategy for our value-added projects includes generation of significant cash flows through the ground-up development or redevelopment of life science properties and the lease or sale of land parcels.

The following table summarizes the components of our total value-added square footage as of December 31, 2010:

	Square Footage
	Construction in Progress (“CIP”)					Investment in
				Real		Unconsolidated	Land Held			Total Value-
	Active	Active	Pre-	Estate		Real Estate	for Future		Future	Added Square
Markets	Redevelopment	Development	construction (1)	in Asia	Total CIP	Entity	Development		Redevelopment	Footage
California – San Diego	419,722	123,430	140,000	–	683,152	–	921,000		137,000	1,741,152
California – San Francisco Bay/ Mission Bay	–	93,388	–	–	93,388	–	290,000		–	383,388
California – San Francisco Bay/ So. San Francisco	–	162,000	144,000	–	306,000	–	1,051,000		45,000	1,402,000
Greater Boston	210,660	–	1,927,000	–	2,137,660	428,000	225,000		512,000	3,302,660
New York City	–	–	410,000	–	410,000	–	–		–	410,000
Suburban Washington, D.C.	95,081	–	–	–	95,081	–	1,035,000		462,000	1,592,081
Washington – Seattle	–	–	393,000	–	393,000	–	898,000		135,000	1,426,000
International	–	–	–	973,000	973,000	–	3,277,000	(2)	–	4,250,000
Other	30,000	97,000	–	–	127,000	–	631,000		226,000	984,000
Total	755,463	475,818	3,014,000	973,000	5,218,281	428,000	8,328,000		1,517,000	15,491,281	(3)

(1)

The two largest projects included in preconstruction consisted of our 1.9 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts and our 410,000 developable square foot site for our second tower at Alexandria Center™ for Life Science – New York City.

(2)	Represents 827,000 and 2.4 million developable square feet in Canada and India, respectively.
(3)

Amounts exclude 3.1 million developable square feet related to a parcel supporting the future ground-up development of approximately 442,000 rentable square feet in New York City related to an option under our ground lease, land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland that we have a long-term right to purchase, and an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

Redevelopment

A key component of our business model is redevelopment of existing office, warehouse or shell space, or newly acquired properties into generic life science laboratory space, including the conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space, that can be leased at higher rental rates in our target life science cluster markets.  As of December 31, 2010, we had approximately 755,463 rentable square feet undergoing redevelopment at 12 projects.  In addition to properties undergoing redevelopment, as of December 31, 2010, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.5 million rentable square feet.

The following table summarizes total rentable square footage undergoing redevelopment as of December 31, 2010:

				Redevelopment
	Total	Placed in	Estimated		Percentage (2)
	Property	Redevelop-	In-Service			Negotiating/
Market/Property	RSF (1)	ment	Dates	RSF	Leased	Committed	Mktg	Status

San Diego – Sorrento Mesa
6275 Nancy Ridge Drive	47,347	2011	2012	47,347	–	–	100%	Design

San Diego – Torrey Pines
11119 North Torrey Pines Road	81,816	2010	2012	81,816	–	–	100%	Design/Permitting
3530 John Hopkins Court	34,723	2010	2012	34,723	–	–	100%	Design/Permitting
3350 John Hopkins Court	55,200	2010	2012	55,200	–	–	100%	Design/Permitting

San Diego – University Town Center
10300 Campus Point Drive	373,070	2011	2012/2013	200,636	44%	–	56%	Design/Construction

Greater Boston – Cambridge/Inner Sub.
215 First Street (3)	366,669	(4)	2011	33,001	–	–	100%	Construction
400 Technology Square (3)	194,776	2009	2012	17,114	–	–	100%	Design
500 Arsenal Street	92,500	2010	2012	47,500	–	100%	–	Design

Greater Boston – Rte 495/Worcester
20 Walkup Drive	113,045	(5)	2011	113,045	–	–	100%	Construction

Southeast – Research Triangle Park
6101 Quadrangle Drive	30,000	2010	2012	30,000	–	–	100%	Design

Sub. Washington, D.C. – Rockville
15010 Broschart Road	38,203	2010	2012	17,870	61%	–	39%	Design/Construction
9800 Medical Center Drive	225,096	2009	2012	77,211	–	100%	–	Design/Permitting

	1,652,445			755,463	13%	16%	71%

(1)

The operating portion of the properties aggregating 896,982 rentable square feet, including vacancy aggregating approximately 31,000 rentable square feet, is included in rental properties, net and occupancy statistics for our operating properties.

(2)	The leased percentages represent the percentages of redevelopment rentable square feet and exclude both the occupied and vacant rentable square feet related to the operating portion of each building.
(3)

Represents redevelopment projects with projected total investment greater than the average total investment for our redevelopment project. The higher total investment is primarily due to the contiguousness of a project to Alexandria Center™ at Kendall Square (part of the assemblage) as well as another mid-rise building and its structure.

(4)

Represents historical office building acquired with parcel included in overall Alexandria Center™ at Kendall Square. Remaining rentable square feet undergoing conversion from office space to laboratory space.

(5)	Represents a former single tenant building undergoing redevelopment. Although the building may accommodate multi-tenancy, we are projecting single tenancy for this project.

As of December 31, 2010, our estimated cost to complete was approximately $145 per rentable square foot, or $110 million in aggregate, for the 755,463 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.

Development

Another key component of our business model is ground-up development.  Our development strategy is primarily to pursue selective projects where we expect to achieve appropriate investment returns.  Our ground-up development projects focus on investment in generic and reusable infrastructure, rather than tenant specific improvements. As of December 31, 2010, we had five parcels of land undergoing ground-up development in the United States approximating 475,818 rentable square feet of life science laboratory space as summarized in the table below.

			Total	Operating		Development
		Estimated
		Project	Rentable	Leased/					Negotiating/
	Building	Completion	Square	Occupied		Total	Leased		Committed		Marketing
Market/Property	Description	Date	Feet	RSF	%	RSF	RSF	%	RSF	%	RSF	%	Leasing Status

San Diego – University Town Center
5200 Research Place	Single Tenant Bldg.	2013	123,430	–	–	123,430	123,430	100%	–	–	–	–	100% Leased to Illumina, Inc.

San Francisco Bay – Mission Bay
1500 Owens Street	Multi-tenant Bldg. with 3% Retail	2011	158,267	123,683	78%	34,584	–	–	34,584	22%	–	–	Under Negotiation with UCSF

455 Mission Bay Boulevard	Multi-tenant Bldg. with 4% Retail	2011	210,000	151,196	72%	58,804	10,973	5%	31,207	15%	16,624	8%	Under Negotiation/ Marketing

San Francisco Bay – South SF
400/450 East Jamie Court	Two Bldgs., Single or Multi-tenant	2011	162,000	–	–	162,000	–	–	40,253	25%	121,747	75%	Under Negotiation/ Marketing

Southeast – Research Triangle Park
7 Triangle Drive	Single Tenant Bldg.	2012	97,000	–	–	97,000	97,000	100%	–	–	–	–	100% Leased to Medicago Inc.

Total Properties Undergoing Ground-Up Development			750,697	274,879	37%	475,818	231,403	31%	106,044	14%	138,371	18%

As of December 31, 2010, our estimated cost to complete was approximately $146 per rentable square foot, or $70 million in aggregate for the 475,818 rentable square feet undergoing ground-up development.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.  Future ground-up development projects will likely require significant pre-leasing from high-quality and/or creditworthy entities.

Our business model also includes ground-up development projects outside of the United States. We have the ability to develop up to 636,000 rentable square feet in Edinburgh, Scotland. We have a right to purchase the land for this development over the next 13 years. We have a development site in Toronto, Canada for the ground-up development of a multi-story building aggregating 763,000 rentable square feet. This parcel is subject to a 99-year ground lease. We also have development parcels in Asia.  One development parcel is located in South China where a two-building project aggregating 275,000 rentable square feet is under construction.  The second development parcel is located in North China where a two-building project aggregating 272,000 rentable square feet is under construction.  Additionally, we have approximately 426,000 rentable square feet undergoing construction in India.  We estimate that construction costs in 2011 related to properties located outside of the United States in 2011 will range between $55 million to $65 million.  Our final costs for these projects will ultimately depend on many factors, including construction requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant being responsible for more than 6.6% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of December 31, 2010:

The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of December 31, 2010 (dollars in thousands):

							Approximate	Percentage of		Percentage
			Remaining Lease				Aggregate	Aggregate		of Aggregate	Investment Grade Entities (4)
		Number	Term in Years				Rentable	Total Square	Annualized	Annualized	Fitch	Moody’s	S&P	Education/
	Tenant	of Leases	(1)		(2)		Square Feet	Feet	Base Rent (3)	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	6	5.8	(5)	6.0		442,621	3.4%	$26,422	6.6%	AA	Aa2	AA-	–
2	Eli Lilly and Company	5	10.6	(6)	12.2		261,320	2.0	15,048	3.8	A+	A2	AA-	–
3	Roche Holding Ltd	5	6.8	(7)	7.0		387,813	2.9	14,834	3.7	AA-	A2	AA-	–
4	Biogen Idec Inc.	1	1.0	(8)	1.0	(8)	346,581	2.6	12,321	3.1	–	Baa3	BBB+	–
5	United States Government	8	3.9	(9)	4.2		374,675	2.8	11,032	2.8	AAA	Aaa	AAA	–
6	Bristol-Myers Squibb Company	3	7.0	(10)	7.4		250,454	1.9	10,008	2.5	A+	A2	A+
7	GlaxoSmithKline plc	4	7.9	(11)	8.0		199,318	1.5	9,919	2.5	A+	A1	A+	–
8	Massachusetts Institute of Technology	3	3.8	(12)	3.5		178,952	1.3	8,111	2.1	–	Aaa	AAA	✓
9	NYU-Neuroscience Translational Research Institute	2	16.2		16.2		79,788	0.6	7,224	1.8	–	Aa3	AA-	✓
10	Alnylam Pharmaceuticals, Inc. (13)	1	5.8		5.8		129,424	1.0	6,076	1.5	–	–	–	–
11	Theravance, Inc. (14)	2	7.4	(15)	7.9		170,244	1.3	5,913	1.5	–	–	–	–
12	Amylin Pharmaceuticals, Inc.	3	5.4	(16)	5.5		168,308	1.3	5,747	1.4	–	–	–	–
13	Gilead Sciences, Inc.	1	9.5		9.5		105,760	0.8	5,678	1.4	–	–	–	–
14	Pfizer Inc.	2	9.0	(17)	8.9		120,140	0.9	5,647	1.4	AA-	A1	AA	–
15	The Scripps Research Institute	2	5.9	(18)	5.9		96,500	0.7	5,193	1.3	–	–	–	✓
16	Forrester Research, Inc.	1	0.8	(19)	0.8	(19)	145,551	1.1	4,987	1.3	–	–	–	–
17	Dyax Corp.	1	1.2	(20)	1.2	(20)	67,373	0.5	4,361	1.1	–	–	–	–
18	Quest Diagnostics Incorporated	1	6.0		6.0		248,186	1.9	4,341	1.1	BBB+	Baa2	BBB+	–
19	Infinity Pharmaceuticals, Inc.	2	2.0		2.0		67,167	0.5	4,302	1.1	–	–	–	–
20	UMass Memorial Health Care, Inc.	6	5.2	(21)	4.7		189,722	1.4	3,939	1.0	–	–	–	✓
	Total/Weighted Average:	59	5.8		6.4		4,029,897	30.4%	$171,103	43.0%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent.
(3)	Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP).
(4)	Ratings obtained from each respective rating agency (Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s, respectively).
(5)

Amount shown is a weighted average of multiple leases with this tenant for 255,441 rentable square feet, 17,980 rentable square feet, 81,441 rentable square feet, 24,386 rentable square feet, 16,188 rentable square feet, and 47,185 rentable square feet, with remaining lease terms of 7.3 years, 4.9 years, 4.3 years, 3.8 years, 3.5 years, and 2.8 years, respectively.

(6)

Amount shown is a weighted average of multiple leases with this tenant for 103,760 rentable square feet (representing two leases at one property containing 90,884 and 12,876 rentable square feet, respectively), 124,547 rentable square feet, 17,603 rentable square feet, and 15,410 rentable square feet, with remaining lease terms of 15.2 years, 8.8 years, 2.8 years, and 2.8 years, respectively.

(7)

Amount shown is a weighted average of multiple leases with this tenant for 155,685 rentable square feet (representing two leases at one property containing 77,843 and 77,842 rentable square feet, respectively), 126,971 rentable square feet, 66,262 rentable square feet, 16,406 rentable square feet, and 22,489 rentable square feet with remaining lease terms of 8.3 years, 7.8 years, 3.8 years, 2.9 years, and 2.8 years, respectively.

(8)	In December 2010, we executed a 20-year campus lease for 346,581 rentable square feet with Illumina, Inc.
(9)

Amount shown is a weighted average of multiple leases with this tenant for 63,852 rentable square feet, 2,618 rentable square feet, 81,580 rentable square feet, 50,325 rentable square feet, 9,337 rentable square feet, 54,906 rentable square feet, 105,000 rentable square feet, and 7,057 rentable square feet, with remaining lease terms of 9.9 years, 4.8 years, 4.3 years, 2.8 years, 2.8 years, 2.8 years, 1.4 years, and 0.1 years, respectively.

(10)

Amount shown is a weighted average of multiple leases with this tenant for 106,003 rentable square feet, 97,366 rentable square feet, and 47,085 rentable square feet with remaining lease terms of 8.4 years, 8.4 years, and 0.9 years, respectively.

(11)

Amount shown is a weighted average of multiple leases with this tenant for 60,759 rentable square feet, 68,000 rentable square feet, 52,627 rentable square feet, and 17,932 rentable square feet with remaining lease terms of 9.3 years, 9.3 years, 7.0 years, and 0.8 years, respectively.

(12)

Amount shown is a weighted average of multiple leases with this tenant for 83,561 rentable square feet, 86,515 rentable square feet, and 8,876 rentable square feet with remaining lease terms of 5.4 years, 2.5 years, and 0.8 years, respectively.

(13)	As of September 30, 2010, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.
(14)	As of November 29, 2010, GlaxoSmithKline plc owned approximately 19% of the outstanding stock of Theravance, Inc.
(15)

Amount shown is a weighted average of multiple leases for 110,428 rentable square feet with a remaining lease term of 9.4 years, and 59,816 rentable square feet (representing one lease at one property containing 19,914 rentable square feet, 19,988 rentable square feet, and 19,914 rentable square feet) with remaining lease terms of 9.4 years, 1.3 years, and 0.4 years, respectively.

(16)

Amount shown is a weighted average of multiple leases with this tenant for 71,510 rentable square feet and 96,798 rentable square feet (representing two leases at two properties containing 45,030 rentable square feet and 51,768 rentable square feet, respectively) with remaining lease terms of 7.1 years and 4.1 years, respectively.

(17)

Amount shown is a weighted average of multiple leases with this tenant for 102,283 rentable square feet and 17,857 rentable square feet with remaining lease terms of 9.1 years and 8.3 years, respectively.

(18)

Amount shown is a weighted average of multiple leases with this tenant for 19,606 rentable square feet and 76,894 rentable square feet with remaining lease terms of 6.8 years and 5.7 years, respectively.

(19)	Office building is targeted for redevelopment into single or multi-tenancy laboratory space upon lease expiration.
(20)	Approximately 50,000 rentable square feet of the expiring rentable square footage has been re-leased to a life science company.
(21)

Amount shown is a weighted average of multiple leases with this tenant for 30,187 rentable square feet, 78,916 rentable square feet, 7,868 rentable square feet, 6,669 rentable square feet, 31,260 rentable square feet, 33,244 rentable square feet, and 1,578 rentable square feet with remaining lease terms of 7.0 years, 6.9 years, 3.8 years, 3.7 years, 2.9 years, 2.3 years and 0.1 years, respectively.

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On February 23, 2011, the last reported sales price per share of our common stock was $78.07, and there were approximately 268 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions paid by us with respect to our common stock for each such period:

Period	High	Low	Per Share Distribution
2010
Fourth Quarter	$76.19	$65.60	$0.45
Third Quarter	$73.89	$60.11	$0.35
Second Quarter	$75.18	$60.48	$0.35
First Quarter	$69.03	$55.54	$0.35

2009
Fourth Quarter	$68.24	$51.35	$0.35
Third Quarter	$62.49	$30.33	$0.35
Second Quarter	$43.76	$30.48	$0.35
First Quarter	$66.69	$31.19	$0.80

Future distributions on our common stock will be determined by and at the discretion of our board of directors and will be dependent upon a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as our board of directors deems relevant.  To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) and Series D Convertible Preferred Stock.  From the date of issuance of our preferred stock through December 31, 2010, we have paid full cumulative dividends on our Series C Preferred Stock and Series D Convertible Preferred Stock.  We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, Series C Preferred Stock, and Series D Convertible Preferred Stock for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Common Stock			Series C Preferred Stock			Series D Preferred Stock
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Ordinary income	77.2%	98.8%	81.1%	100.0%	100.0%	92.5%	100.0%	100.0%	92.5%
Return of capital	22.8	1.2	12.3	–	–	–	–	–	–
Capital gains at 15%	–	–	6.6	–	–	7.5	–	–	7.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

See “Item12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.  See “Item 15. Exhibits and Financial Statement Schedules.”  Certain amounts for the years prior to 2010 presented in the table below have been reclassified to conform to the presentation of our consolidated financial statements for the year ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Operating Data:
Total revenues	$487,303	$483,172	$455,234	$391,780	$296,912
Total expenses	362,849	358,604	354,203	315,701	231,419
Income from continuing operations before (loss) gain on early extinguishment of debt	124,454	124,568	101,031	76,079	65,493
(Loss) gain on early extinguishment of debt	(45,168)	11,254	–	–	–
Income from continuing operations	79,286	135,822	101,031	76,079	65,493
Income from discontinued operations before gain on sales of real estate	270	3,199	3,315	5,925	10,151
Gain/loss on sales of real estate	24	2,627	15,751	7,976	59
Income from discontinued operations, net	294	5,826	19,066	13,901	10,210
Gain on sales of land parcels	59,442	–	–	–	–
Net income	139,022	141,648	120,097	89,980	75,703
Net income attributable to noncontrolling interests	3,729	7,047	3,799	3,669	2,287
Dividends on preferred stock	28,357	28,357	24,225	12,020	16,090
Preferred stock redemption charge	–	–	–	2,799	–
Net income attributable to unvested restricted stock awards	995	1,270	1,327	1,075	873
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$105,941	$104,974	$90,746	$70,417	$56,453
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$2.18	$2.57	$2.27	$1.91	$1.85
Discontinued operations, net	0.01	0.15	0.60	0.46	0.40
Earnings per share – basic	$2.19	$2.72	$2.87	$2.37	$2.25
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$2.18	$2.57	$2.27	$1.90	$1.82
Discontinued operations, net	0.01	0.15	0.59	0.46	0.41
Earnings per share – diluted	$2.19	$2.72	$2.86	$2.36	$2.23
Weighted average shares of common stock outstanding
Basic	48,375,474	38,586,909	31,653,829	29,668,231	25,102,200
Diluted	48,405,040	38,600,069	31,765,055	29,832,013	25,342,048
Cash dividends declared per share of common stock	$1.50	$1.85	$3.18	$3.04	$2.86

	Year Ended December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data (at year end):
Rental properties, net	$3,930,762	$3,383,308	$3,215,723	$3,057,294	$2,663,088
Land held for future development	$431,838	$255,025	$109,478	$89,621	$63,163
Construction in progress	$1,045,536	$1,400,795	$1,398,895	$1,143,314	$596,331
Investment in unconsolidated real estate entity	$36,678	$–	$–	$–	$–
Total assets	$5,905,861	$5,457,227	$5,132,077	$4,641,245	$3,617,477
Total debt	$2,584,162	$2,746,946	$2,938,108	$2,750,648	$2,024,866
Total liabilities	$2,919,533	$3,051,148	$3,357,014	$3,025,502	$2,208,348
Redeemable noncontrolling interests	$15,920	$41,441	$33,963	$35,342	$20,132
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	$2,928,825	$2,323,408	$1,700,010	$1,540,219	$1,351,652
Noncontrolling interests	$41,583	$41,230	$41,090	$40,182	$37,345
Total equity	$2,970,408	$2,364,638	$1,741,100	$1,580,401	$1,388,997

Reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$105,941	$104,974	$90,746	$70,417	$56,453
Add:
Depreciation and amortization (1)	126,640	118,508	108,743	97,335	74,039
Net income attributable to noncontrolling interests	3,729	7,047	3,799	3,669	2,287
Net income attributable to unvested restricted stock awards	995	1,270	1,327	1,075	873
Subtract:
Gain on sales of property	(59,466)	(2,627)	(20,401)	(7,976)	(59)
FFO attributable to noncontrolling interests	(4,226)	(3,843)	(4,108)	(3,733)	(1,928)
FFO attributable to unvested restricted stock awards	(1,608)	(2,694)	(2,596)	(2,418)	(2,006)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (2)	172,005	222,635	177,510	158,369	129,659
Effect of dilutive securities and assumed conversion:
Assumed conversion of 8% unsecured convertible notes	7,781	11,943	–	–	–
Amounts attributable to unvested restricted stock awards	(22)	118	9	13	19
FFO attributable to Alexandria Real Estate Equities, Inc.’s commons tockholders assuming effect of dilutive securities and assumed conversion	$179,764	$234,696	$177,519	$158,382	$129,678
Other Data:
Cash provided by operating activities	$219,346	$211,035	$257,200	$191,865	$134,474
Cash used in investing activities	$(436,654)	$(409,923)	$(494,933)	$(949,253)	$(961,636)
Cash provided by financing activities	$237,912	$198,355	$300,864	$762,470	$826,199
Number of properties at year end	167	163	166	175	164
Rentable square feet of properties at year end	13,760,441	12,751,621	12,653,397	13,838,677	12,364,321
Occupancy of operating and redevelopment properties at year end	89%	89%	90%	88%	88%
Occupancy of operating properties at year end	94%	94%	95%	94%	93%

(1)             Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)             GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure by REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  For a more detailed discussion of FFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operation, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described under “Item 1. Business” in this annual report on Form 10-K. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events, or otherwise.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and preeminent REIT focused principally on cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and government agencies. Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multi-faceted platform of internal and external growth. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.

As of December 31, 2010, we had 167 properties approximating 13.7 million rentable square feet consisting of 162 properties approximating 13.2 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 475,818 rentable square feet.  Our operating properties were approximately 94.3% leased as of December 31, 2010.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

In 2010, we:

•                Executed 142 leases for 2,744,000 rentable square feet, including 712,000 rentable square feet of redevelopment and development space;

•                Reported occupancy of operating properties at approximately 94%, and occupancy of operating and redevelopment properties at approximately 89% as of December 31, 2010;

•                Repaid eight secured loans approximating $119 million, retired substantially all $240 million of 8% Unsecured Convertible Notes, and repurchased approximately $83 million of 3.7% Unsecured Convertible Notes;

•                Acquired seven properties in various markets aggregating approximately 980,000 rentable square feet for an aggregate purchase price of $318 million;

•                Repaid debt with proceeds from sales of one property and land parcels for an aggregate sales price of $290 million at an aggregate gain of $59 million;

•                Completed the redevelopment of multiple spaces at nine properties aggregating 303,000 rentable square feet;

•                Completed the ground-up development of three properties aggregating 553,000 rentable square feet;

•                Commenced the ground-up development of two fully leased properties aggregating approximately 220,000 rentable square feet pursuant to long term leases; and

•                Obtained final zoning approval for Alexandria Center™ at Kendall Square located in East Cambridge, Massachusetts, an 11.3-acre development with 1.9 million rentable square feet of life science and other space.

•                In January 2011, we extended the maturity date and increased commitments on our unsecured credit facility from $1.9 billion to $2.25 billion; and

•                In February 2011, we closed on an unsecured term loan for $250 million maturing in January 2015 assuming we exercise our sole right to extend the maturity date by 11 months.

2010 demonstrated the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our core operating results were relatively steady for the year ended December 31, 2010, during the continuing extraordinary and unprecedented United States and worldwide economic, financial, banking and credit market crisis, significant worldwide economic recession, and the drastic decline in consumer confidence and the consumer driven economy.

The economic, financial and banking environment, and consumer confidence have improved since the depth of the crisis in the fourth quarter of 2008 and first quarter of 2009.  Even with the recent improvements, we remain cautious regarding the economic, financial and banking environment.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 755,463 rentable square feet and our existing active development projects aggregating approximately an additional 475,818 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up developments.  Future ground-up development projects will likely require significant pre-leasing from high-quality and/or creditworthy entities.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt and the issuance of additional equity securities, as appropriate. As of December 31, 2010, we had identified one asset as “held for sale,” which has been classified in discontinued operations.

As of December 31, 2010, we had 167 properties containing approximately 13.7 million rentable square feet of life science laboratory space including approximately 755,463 rentable square feet of space undergoing a permanent change in use to life science laboratory space through redevelopment.  Our operating properties were approximately 94.3% leased as of December 31, 2010.  In addition, as of December 31, 2010, our asset base contained properties undergoing ground-up development approximating 475,818 rentable square feet.

The following table is a summary of our properties as of December 31, 2010 (dollars in thousands):

	Rentable Square Feet				Number of	Annualized	Occupancy
Markets	Operating	Redevelopment	Development	Total	Properties	Base Rent (1)	Percentage (1)(2)
California – San Diego	2,043,199	419,722	123,430	2,586,351	36	$63,569	93.1%
California – San Francisco Bay	1,879,290	–	255,388	2,134,678	22	67,098	95.8
Greater Boston	3,250,589	210,660	–	3,461,249	38	121,277	93.6
NYC/New Jersey/Suburban Philadelphia	747,292	–	–	747,292	9	33,747	85.8
Southeast	713,221	30,000	97,000	840,221	13	15,484	93.4
Suburban Washington, D.C.	2,458,299	95,081	–	2,553,380	32	53,327	95.8
Washington – Seattle	997,205	–	–	997,205	12	34,461	97.5
International	342,394	–	–	342,394	4	8,995	100.0
Subtotal	12,431,489	755,463	475,818	13,662,770	166	$397,958	94.3%
Discontinued Operations/”Held for Sale”	21,000	–	–	21,000	1
Total	12,452,489	755,463	475,818	13,683,770	167

(1)          Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2010 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

(2)          Occupancy percentages relate to our operating properties.  Including spaces undergoing redevelopment, occupancy as of December 31, 2010 was 88.9%.

Our primary sources of revenue are rental income and tenant recoveries (consisting of reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses from certain tenants) from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.  Of the 167 properties owned as of December 31, 2010, we acquired seven properties and commenced the ground-up development of one property in 2010, we commenced the ground-up development of one property in 2009, we acquired two properties in 2008, and we acquired 135 properties and commenced the ground-up development of 21 properties prior to 2008.  As a result of these acquisitions and ground-up development projects, as well as our ongoing redevelopment and leasing activities, there have been significant increases in total revenues and expenses, including significant increases in total revenues and expenses for 2010 as compared to 2009 as well as 2009 as compared to 2008.  Our operating expenses generally consist of real estate taxes, insurance, utilities, common area, and other operating expenses.

Leasing

For the year ended December 31, 2010, we executed a total of 142 leases for approximately 2,744,000 rentable square feet at 71 different properties (excluding month-to-month leases).  Of this total, approximately 1,778,000 rentable square feet related to new or renewal leases of previously leased space and approximately 966,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 966,000 rentable square feet, approximately 712,000 rentable square feet were related to our development or redevelopment programs, with the remaining approximately 254,000 rentable square feet related to previously vacant space.  Rental rates for these new or renewal leases were on average approximately 4.9% higher on a GAAP basis than rental rates for expiring leases.

As of December 31, 2010, approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 93% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 91% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2010:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2011	91	(1)	1,776,897	(1)	13.3%	$30.33
2012	78		1,399,663		10.6	32.01
2013	77		1,306,609		9.9	29.09
2014	57		1,234,908		9.3	29.02
2015	47		1,020,681		7.7	30.92
2016	24		1,105,862		8.3	31.51
2017	18		800,687		6.0	34.46
2018	13		879,238		6.6	39.16
2019	7		399,250		3.0	35.98
2020	15		812,915		6.1	40.33

(1)                              Excludes five month-to-month leases for approximately 23,000 rentable square feet.  Of the 1.8 million rentable square feet expiring in 2011 as of December 31, 2010, approximately 523,000 rentable square feet was leased as of, or subsequent to, December 31, 2010, and approximately 392,000 rentable square feet was targeted for redevelopment.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, if tenants decide not to renew their leases or terminate early, we may not be able to re-lease the space.  Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could lose the cash flow from the affected properties, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our mortgage payments, if any, or to pay other expenses related to owning the affected properties.

Value-added projects

Construction in progress included the following value-added projects as of December 31, 2010 (dollars in thousands):

Value-Added Projects	Book Value	Square Footage
Active redevelopment	$248,651	755,463
Active development	134,758	475,818
Preconstruction	563,800	3,014,000
Projects in China	66,786	547,000
Projects in India	31,541	426,000
Total	$1,045,536	5,218,281

Our redevelopment, development, preconstruction, and certain real estate projects in China and India are classified as construction in progress.  We are required to capitalize interest and other direct project costs during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest and other direct project costs cease after a project is substantially complete and ready for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to these assets would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net or land held for future development.

A key component of our business model includes our value-added redevelopment and development programs. These programs are focused on providing high-quality, generic and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry. Upon completion, each value-added project is expected to generate significant revenues and cash flows. Our redevelopment and development projects are generally in locations that are highly desirable to life science entities which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space, including the conversion of single tenancy space to multi-tenancy space or visa versa. Our incremental investment in redevelopment projects for the conversion of non-laboratory space to laboratory space generally range from $75 to $150 per square foot depending on the nature of the existing building improvements and laboratory design. Development projects consist of the ground-up development of generic and reusable life science laboratory facilities. We anticipate execution of new active development projects for aboveground vertical construction of new laboratory space generally only with significant pre-leasing.  As of December 31, 2010, our estimated cost to complete was approximately $145 per rentable square foot, or $110 million in aggregate, for the 755,463 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment.  As of December 31, 2010, our estimated cost to complete was approximately $146 per rentable square foot, or $70 million in aggregate for the 475,818 rentable square feet undergoing ground-up development.

We also have certain significant value-added projects undergoing important and substantial preconstruction activities to bring these assets to their intended use. Preconstruction activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective also includes advancement of preconstruction efforts to reduce the time to deliver projects to prospective tenants.  These critical activities add significant value for future ground-up development and are required for the ultimate vertical construction of buildings.  Ultimately, these land parcels will provide valuable opportunities for new ground-up construction projects.  The projects will provide high-quality facilities for the life science industry and will generate significant revenue and cash flows for the Company.  See “Item 2. Properties” for additional information and tables summarizing our properties undergoing redevelopment, development, and preconstruction activities as of December 31, 2010.

A component of our business model also includes projects in Asia which primarily represent development opportunities and projects in China and India focused on life science laboratory space for our current client tenants and other life science relationship clients.  These projects focus on real estate investments with targeted returns on investment greater than returns expected in the United States.  We have two development projects in China. One development project is located in South China where a two-building project aggregating approximately 275,000 rentable square feet is under construction.  The second development project is located in North China where a two-building project aggregating approximately 272,000 rentable square feet is under construction.  Additionally, we have 426,000 square feet undergoing construction in India.  During 2011, we expect to incur approximately $55 to $65 million in construction in Asia.

Our success with our redevelopment, development, and preconstruction projects depends on many risks that may adversely affect our business, including those associated with:

•                  negative worldwide economic, financial, and banking conditions;

•                  worldwide economic recession, lack of confidence, and/or high structural unemployment;

•                  financial, banking, and credit market conditions;

•                  the seizure or illiquidity of credit markets;

•                  national, local, and worldwide economic conditions;

•                  delays in construction;

•                  budget overruns;

•                  lack of availability and/or increasing costs of materials;

•                  commodity pricing of building materials and supplies;

•                  financing availability;

•                  changes in the life sciences, financial, and banking industries;

•                  adverse developments concerning the life science industry and/or our life science client tenants;

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

In addition, redevelopment, development, and preconstruction activities, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention.  This may distract management from focusing on other operational activities.  If we are unable to complete redevelopment, development, and preconstruction projects successfully, our business may be adversely affected.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  We base these estimates, judgments, and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Changes in estimates could affect our financial position and specific items in our results of operations that are used by our stockholders, potential investors, industry analysts and lenders in their evaluation of our performance.  Actual results may differ from these estimates under different assumptions or conditions.

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

Rental properties, net, land held for future development, and construction in progress

We recognize assets acquired (including the intangible value to above or below market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred.

The values allocated to land improvements, buildings, building improvements, tenant improvements, and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the shorter of the term of the respective ground lease or 40 years for buildings and building improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment.  The values of acquired above and below market leases are amortized over the lives of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

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

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles are individually evaluated for impairment when conditions exist which may indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model whereby under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  Because of these two different models, it is possible for a long-lived asset previously classified as held and used to result in the recognition of an impairment charge upon classification as “held for sale.”

Capitalization of costs

We are required to capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project.  Capitalization of construction, development, and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

We also capitalize costs directly related and essential to our leasing activities.  These costs are amortized on a straight-line basis over the terms of the related leases.  Costs related to unsuccessful leasing opportunities are expensed as incurred.

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

In July 2010, the Dodd-Frank Act was enacted, representing an overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, and we anticipate that these new regulations will provide additional clarity regarding the extent of the impact of this legislation on us. We expect to be able to continue to use interest rate hedge agreements, including interest rate swap and cap agreements, to hedge a portion of our exposure to variable interest rates. However, the costs of doing so may be increased as a result of the new legislation. We may also incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations. While we are not able to assess the full impact of the Dodd-Frank Act until all the implementing regulations have been adopted, based on the information available to us at this time, we do not believe provisions of the regulations implementing the Dodd-Frank Act will have a material adverse effect on our financial position, results of operations or cash flows.

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

The fair value of our interest rate hedge agreements is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value of our interest rate cap agreement is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate cap agreement.  The variable interest rate used in the calculation of projected receipts on the interest rate cap agreement is based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements. In adjusting the fair value of our interest rate hedge agreements for the effect of non-performance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.  These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2010 and 2009, we had no allowance for doubtful accounts.

Impact of recently issued accounting standards

In December 2010, the FASB issued an Accounting Standard Update (“ASU”) to address implementation issues associated with pro forma revenue and earnings disclosure requirements for material business combinations.  The new guidance clarified that if comparative financial statements are presented, an entity should present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period when preparing the pro forma financial information.  Additionally, entities must provide additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments.  The ASU is effective for business combinations consummated in periods beginning after December 15, 2010, and shall be applied prospectively as of the date of adoption.

In January 2010, the FASB issued an ASU to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The adoption of this new ASU did not have an impact on our consolidated financial statements.

Results of operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Rental revenues increased by $0.4 million, or 0.1%, to $368.7 million for the year ended December 31, 2010 compared to $368.2 million for the year ended December 31, 2009.  Rental revenues for the year ended December 31, 2009 included additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.  Excluding the additional rental income, rental revenues for the year ended December 31, 2010 increased by $18.9 million, or 5%, compared to the year ended December 31, 2009 as a result of rental revenues from properties acquired, placed in service, or redeveloped during the periods after January 1, 2009, including the delivery and completion of a ground-up development of a 308,000 rentable square foot science park in New York City during the fourth quarter of 2010, the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco market in the third quarter of 2010, the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010, and increases in rental rates related to renewed and/or re-leased space.

Tenant recoveries increased by $10.3 million, or 10%, to $113.4 million for the year ended December 31, 2010 compared to $103.1 million for the year ended December 31, 2009.  The increase resulted primarily from tenant recoveries from properties acquired, placed in service, or redeveloped during the periods after January 1, 2009, including the delivery and completion of a ground-up development of a 308,000 rentable square foot science park in New York City during the fourth quarter of 2010, the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco Bay market in the third quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  As of December 31, 2010 and 2009, approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income for the year ended December 31, 2010 and 2009 of $5.2 million and $11.9 million, respectively, represents construction management fees, interest, investment income, and storage income.  Other income for the year ended December 31, 2009 included a $7.2 million cash receipt related to real estate acquired in November 2007.  Excluding the $7.2 million cash receipt, other income for the year ended December 31, 2010 remained consistent with other income for the year ended December 31, 2009 at approximately 1% of total revenues.

Rental operating expenses increased by $10.0 million, or 8%, to $132.3 million for the year ended December 31, 2010 compared to $122.3 million for the year ended December 31, 2009.  The increase resulted primarily from rental operating expenses (primarily payroll, property taxes, and utilities) from properties acquired, placed in service, or redeveloped during the periods after January 1, 2009, including the delivery and completion of a ground-up development of a 308,000 rentable square foot science park in New York City during the fourth quarter of 2010, the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco Bay market in the third quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.  The majority of the increase in rental operating expenses is recoverable from tenants through tenant recoveries.

General and administrative expenses decreased by $1.9 million, or 5%, to $34.4 million for the year ended December 31, 2010 compared to $36.3 million for the year ended December 31, 2009.  The decrease resulted primarily from a decrease in stock compensation expense for the year ended December 31, 2010 compared to the year ended December 31, 2009.  As a percentage of total revenues, general and administrative expenses for the year ended December 31, 2010 and the year ended December 31, 2009 remained consistent at approximately 7% to 8% of total revenues.

Interest expense decreased by $12.6 million, or 15%, to $69.6 million for the year ended December 31, 2010 compared to $82.2 million for the year ended December 31, 2009.  The decrease resulted from a decrease in total indebtedness and a decrease in the weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, partially offset by an increase in interest associated with our 8.00% Unsecured Convertible Notes which were issued in April 2009.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.1% as of December 31, 2009 to approximately 2.8% as of December 31, 2010.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured term loan (see “Liquidity and Capital Resources – Principal Liquidity Needs – Interest Rate Hedge Agreements”).

Depreciation and amortization increased by $8.8 million, or 7%, to $126.5 million for the year ended December 31, 2010 compared to $117.8 million for the year ended December 31, 2009.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service, or redeveloped during the periods after January 1, 2010, including the delivery and completion of a ground-up development of a 308,000 rentable square foot science park in New York City during the fourth quarter of 2010, the delivery and completion of a ground-up development of a 130,000 rentable square foot building in the San Francisco market in the third quarter of 2010, and the delivery and completion of a ground-up development of a 115,000 rentable square foot building in the Seattle market in the first quarter of 2010.

During the year ended December 31, 2010, we recognized losses on early extinguishment of debt of approximately $45.2 million, comprised of losses of approximately $2.4 million recognized in December 2010 related to the repurchase, in privately negotiated transactions, of approximately $82.8 million of our 3.70% Unsecured Convertible Notes for approximately $84.6 million in cash, and losses of approximately $41.5 million and $1.3 million recognized in June 2010 and July 2010, respectively, related to the retirement of substantially all $240 million aggregate principal amount of our 8.00% Unsecured Convertible Notes.

During the year ended December 31, 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million of our 3.70% Unsecured Convertible Notes for approximately $59.2 million in cash.

Income from discontinued operations, net of $0.3 million for the year ended December 31, 2010 reflects the results of operations of one operating property classified as “held for sale” as of December 31, 2010 and the results of operations and gains related to the sales of one operating property during the year ended December 31, 2010.  We sold one operating property located in the Seattle market that had been classified as “held for sale” as of December 31, 2009.  In connection with the operating property sold during the year ended December 31, 2010, we recognized a gain of approximately $24,000.  Income from discontinued operations, net of $5.8 million for the year ended December 31, 2009 reflects the results of operations of one operating property that was classified as “held for sale” as of December 31, 2010, results of operations of the property sold during the year ended December 31, 2010, and the results of operations and gain on sales of four operating properties sold during the year ended December 31, 2009.  In connection with the operating properties sold during the year ended December 31, 2009, we recognized a gain of approximately $2.6 million.

During the year ended December 31, 2010, we sold land parcels in Mission Bay, San Francisco.  These land parcels did not meet the criteria for discontinued operations since the parcels did not have any significant operations prior to disposition.  In connection with the sales of land parcels during the year ended December 31, 2010, we recognized a gain of approximately $59.4 million.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Rental revenues increased by $24.5 million, or 7%, to $368.2 million for the year ended December 31, 2009 compared to $343.7 million for the year ended December 31, 2008.  The increase resulted from rental revenue from properties placed in service or redeveloped during the periods after January 1, 2008 and increases in rental rates related to renewed and/or releasable space leased.  Additionally, in 2009 and 2008, we recognized additional rental income aggregating $18.5 million and $11.3 million, respectively, primarily related to a modification of a lease for a property in South San Francisco, California.

Tenant recoveries increased by $2.8 million, or 3%, to $103.1 million for the year ended December 31, 2009 compared to $100.3 million for the year ended December 31, 2008.  The increase resulted primarily from properties placed in service or redeveloped during the periods after January 1, 2008.  As of December 31, 2009 and 2008, approximately 96% and 97%, respectively, of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income for the years ended December 31, 2009 and 2008 of $11.9 million and $11.2 million, respectively, represents construction management fees, interest, investment income and storage income.  Other income for the year ended December 31, 2009 also includes a $7.2 million cash payment related to real estate acquired in November 2007.  Excluding this cash payment, the decrease in other income is primarily due to decreases in investment income for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Rental operating expenses increased by $8.8 million, or 8%, to $122.3 million for the year ended December 31, 2009 compared to $113.4 million for the year ended December 31, 2008.  The increase resulted primarily from increases in rental operating expenses (primarily payroll, property taxes, and insurance) from properties placed in service or redeveloped during the periods after January 1, 2008.  The majority of the increase in rental operating expenses was recoverable from our tenants.

General and administrative expenses increased by $1.5 million, or 4%, to $36.3 million for the year ended December 31, 2009 compared to $34.8 million for the year ended December 31, 2008.  As a percentage of total revenues, general, and administrative expenses for 2009 remained consistent with 2008 at approximately 8%.

Interest expense decreased by $3.1 million, or 4%, to $82.2 million for the year ended December 31, 2009 compared to $85.4 million for the year ended December 31, 2008.  The decrease resulted from a decrease in LIBOR rates and a decrease in the outstanding balance on our unsecured line of credit partially offset by the issuance of our 8.00% Unsecured Convertible Notes in April 2009.  The weighted average interest rate on our unsecured line of credit and unsecured term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.3% as of December 31, 2008 to approximately 4.1% as of December 31, 2009.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan (see “– Liquidity and Capital Resources – Interest Rate Hedge Agreements”).

Depreciation and amortization increased by $10.4 million, or 10%, to $117.8 million for the year ended December 31, 2009 compared to $107.4 million for the year ended December 31, 2008.  The increase resulted primarily from depreciation associated with the improvements and properties placed in service or redeveloped during the periods after January 1, 2008.

During the year ended December 31, 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million of our 3.70% Unsecured Convertible Notes for approximately $59.2 million in cash.

During the year ended December 31, 2008, we recognized aggregate non-cash impairment charges of $13.3 million associated with other-than-temporary declines in the value of certain investments below their carrying value.

Income from discontinued operations, net of $5.8 million for the year ended December 31, 2009 reflects the results of operations of one property that was classified as “held for sale” as of December 31, 2010, the results of operations of one operating property sold during the year ended December 31, 2010, and the results of operations and gain on sales of four operating properties sold during the year ended December 31, 2009.  In connection with the operating properties sold in 2009, we recognized a gain of approximately $2.6 million.  Income from discontinued operations, net of approximately $19.1 million for the year ended December 31, 2008 reflects the results of operations of one operating property that was classified as “held for sale” as of December 31, 2010, the results of operations of one operating property sold during the year ended December 31, 2010, the results of operations of four operating properties sold during the year ended December 31, 2009, and the results of operations and gain on sales of eight operating properties sold during the year ended December 31, 2008.  In connection with the operating properties sold in 2008, we recognized a gain of approximately $20.4 million.  We also recorded a non-cash impairment charge of $4.7 million in March 2008 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market which was included in income from discontinued operations, net for the year ended December 31, 2008.  These properties were sold later in 2008.

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

We expect to meet certain long term liquidity requirements, such as for property acquisitions, development, redevelopment, and other construction projects, scheduled debt maturities, and non-recurring capital improvements, through net cash provided by operating activities, periodic asset sales, long term secured and unsecured indebtedness, including borrowings under the unsecured line of credit and unsecured term loan, and the issuance of additional debt and/or equity securities.

We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 755,463 rentable square feet and our existing active development projects aggregating approximately an additional 475,818 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up developments.  Future ground-up development projects will likely require significant pre-leasing from high-quality and/or creditworthy entities.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by cash flows from operations, opportunistic sales of real estate, joint ventures, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate. As of December 31, 2010, we had identified one asset as “held for sale” that has been classified in discontinued operations.

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

We believe that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash on hand of approximately $91.2 million as of December 31, 2010;

•                  restricted cash of approximately $28.4 million as of December 31, 2010 to fund certain construction costs;

•                  cash flows generated by operating activities (for the year ended December 31, 2010, we generated approximately $219.3 million of cash flows from operating activities);

•                  availability under our $2.25 billion unsecured line of credit and unsecured term loan as amended in January 2011 (approximately $1.5 billion outstanding as of December 31, 2010);

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds generated from potential asset sales including one property that was classified as “held for sale” as of December 31, 2010;

•                  cash proceeds from the issuance of equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Contractual obligations and commitments

Contractual obligations as of December 31, 2010 consisted of the following (in thousands):

		Payments by Period
	Total	2011	2012-2013		2014-2015	Thereafter

Secured notes payable (1)	$791,974	$100,812	$66,228		$238,766	$386,168
Unsecured line of credit (2)	748,000	–	–		748,000	–
Unsecured term loan (3)	750,000	–	750,000		–	–
Unsecured convertible notes	302,184	–	301,934		250	–
Estimated interest payments	350,300	84,499	116,614		58,827	90,360
Ground lease obligations	614,024	7,619	16,898		16,809	572,698
Other obligations	24,952	1,469	22,387	(4)	308	788
Total	$3,581,434	$194,399	$1,274,061		$1,062,960	$1,050,014

(1)

Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $22.0 million, of which approximately $20.9 million matures in 2014. Amounts exclude unamortized discounts of approximately $1.1 million.

(2)

In January 2011, we extended the maturity date of our unsecured line of credit to January 2015, assuming we exercise our sole right to extend the maturity twice by an additional six months after each exercise.

(3)	Our unsecured term loan matures in October 2012, assuming we exercise our sole right to extend the maturity by one year.
(4)	Includes approximately $21.1 million representing our share of a secured note payable due in 2012 held by our unconsolidated real estate entity.

Secured notes payable as of December 31, 2010 consisted of 20 notes secured by 49 properties.  Our secured notes payable require monthly payments of principal and interest and had weighted average interest rates of approximately 5.99% at December 31, 2010.  Noncontrolling interests’ share of secured notes payable aggregated approximately $22.0 million as of December 31, 2010.  The total book values of rental properties, net, land held for future development, and construction in progress securing debt were approximately $1.3 billion at December 31, 2010.  At December 31, 2010, our secured notes payable were comprised of approximately $789.9 million and $1.0 million of fixed and variable rate debt, respectively.

In January 2011, we entered into the Third Amendment to our Existing Credit Agreement. The Third Amendment amended the Existing Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan and provide an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Amended Credit Agreement.  The Applicable Margin for LIBOR borrowings under the revolving credit facility was initially set at 2.4%.  The Applicable Margin for the LIBOR borrowings under the unsecured term loan was not amended in the Third Amendment and was 1.0% as of December 31, 2010.

Under the Third Amendment, the maturity date for the unsecured revolving credit facility is January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the $750 million unsecured term loan remained unchanged at October 2012, assuming we exercise our sole right to extend the maturity date by one year.  The Third Amendment modified certain financial covenants with respect to the Unsecured Credit Facility, including the fixed charge coverage ratio, secured debt ratio, leverage ratio, and minimum book value, and added covenants relating to an unsecured leverage ratio and unsecured debt yield.

In January 2007, we completed a private offering of $460 million of our “3.70% Unsecured Convertible Notes.  In December 2010, we repurchased, in privately negotiated transactions, approximately $82.8 million of certain of our 3.70% Unsecured Convertible Notes for $84.6 million in cash.  In April 2009, we repurchased, in privately negotiated transactions, approximately $75 million of certain of our 3.70% Unsecured Convertible Notes.  See additional information under Note 7 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes, and circumstances under which the holders may convert the notes.

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of December 31, 2010, approximately 63% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Liquidity and Capital Resources – Interest Rate Hedge Agreements.”  The remaining 37% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been excluded from the contractual obligations table on the prior page because we cannot reasonably determine the future interest obligations on variable rate debt as we cannot predict the applicable variable interest rates in the future.  See additional information regarding our debt under Notes 5, 6, 7, and 8 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Ground lease obligations as of December 31, 2010 included leases for 21 of our properties and land development parcels.  These lease obligations have remaining lease terms from 22 to 95 years, excluding extension options.

In addition to the above, as of December 31, 2010, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $107.5 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to fund approximately $52.1 million for certain investments over the next six years.

Acquisitions

In August 2010, we announced that we had entered into definitive agreements to acquire three life science properties and other selected assets and interests of privately-held Veralliance Properties, Inc. (“Veralliance”), including continuing services from Veralliance Founder and President, Daniel Ryan and other key management and operational personnel. Veralliance was a San Diego-based corporate real estate solutions company focused on the acquisition, development, and management of office and life science assets in Southern California. The three life science properties, located in San Diego, California, contain an aggregate of 161,000 rentable square feet and were acquired for an aggregate purchase price of approximately $50.0 million consisting of approximately $35.2 million in cash and our assumption of two secured loans aggregating approximately $14.8 million. We completed the acquisition of one of these properties in the third quarter of 2010 and completed the acquisitions of the other two properties in the fourth quarter of 2010.

In September 2010, we purchased a life science property with approximately 48,500 rentable square feet in the Suburban Washington, D.C. market. The total purchase price was approximately $12.5 million and consisted of approximately $6.2 million in cash and our assumption of a secured loan of approximately $6.3 million. This property is fully leased to a credit life science entity.

In October 2010, we acquired a life science campus in the San Diego market aggregating approximately 347,000 rentable square feet for approximately $128 million.  The purchase of this life science campus included land supporting the future development of additional life science buildings aggregating approximately 420,000 rentable square feet.  At the time of this acquisition, the campus was subject to a 15-month lease with Biogen Idec Inc.  In December 2010, we executed a new lease for the entire 347,000 rentable square foot campus pursuant to a 20-year lease with Illumina, Inc. (“Illumina”) and, pursuant to the lease, also commenced the ground-up development of a building aggregating approximately 123,000 rentable square feet on the campus.  Illumina has the right to further expand the premises and lease one to three additional buildings that may be built on this campus.

In December 2010, we acquired one property in the San Diego market aggregating approximately 373,000 rentable square feet for approximately $114 million.  The acquisition of this property included land supporting the future development of additional life science buildings aggregating approximately 244,000 rentable square feet.  As of December 31, 2010, approximately 201,000 rentable square feet of the property’s 373,000 total rentable square footage was undergoing active redevelopment.  The remaining operating square footage aggregating 172,000 rentable square feet was 100% occupied.

Additionally in December 2010, we acquired one property in the Suburban Washington, D.C. market aggregating approximately 50,000 rentable square feet for approximately $14 million.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Capital expenditures, tenant improvements, and leasing costs

As of December 31, 2010, we had various projects, including development, redevelopment, and preconstruction projects, as well as projects in China and India, with a historical cost basis aggregating $1.0 billion classified in construction in progress.

For the years ended December 31, 2010, 2009, and 2008, we paid property-related capital expenditures and tenant improvements related to our properties, including expenditures related to our development and redevelopment projects, aggregating approximately $415.4 million, $446.1 million, and $542.5 million, respectively.  These amounts include payments for property-related capital expenditures and tenant improvements presented in the table below including non-revenue enhancing capital expenditures and tenant improvement and leasing costs related to re-tenanted and renewal space.  We expect our future property-related capital expenditures and tenant improvements related to our life science properties to be relatively in the range of capital expenditures incurred in 2010.

The following table shows total and the five-year average per square foot property-related capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing or related to properties that have undergone redevelopment) for the years ended December 31, 2010, 2009, 2008, 2007, and 2006:

	Five-Year	Year Ended December 31,
	Average	2010	2009	2008	2007	2006
Capital expenditures (1):
Major capital expenditures	$653,000	$379,000	$529,000	$405,000	$1,379,000	$575,000
Recurring capital expenditures	$920,000	$953,000	$1,405,000	$955,000	$648,000	$639,000
Square feet in portfolio	11,396,107	12,202,231	11,740,993	11,770,769	11,476,217	9,790,326
Per square foot:
Major capital expenditures	$0.06	$0.03	$0.05	$0.03	$0.12	$0.06
Recurring capital expenditures	$0.08	$0.08	$0.12	$0.08	$0.06	$0.07

Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$2,174,000	$3,097,000	$1,475,000	$3,481,000	$1,446,000	$1,370,000
Re-tenanted square feet	393,914	778,547	211,638	505,773	224,767	248,846
Per square foot	$5.52	$3.98	$6.97	$6.88	$6.43	$5.51
Renewal space
Tenant improvements and leasing costs	$2,431,000	$3,628,000	$3,263,000	$2,364,000	$1,942,000	$957,000
Renewal square feet	770,317	999,419	976,546	748,512	671,127	455,980
Per square foot	$3.16	$3.63	$3.34	$3.16	$2.89	$2.10

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

Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants. As of December 31, 2010 approximately 93% (on a rentable square footage basis) of our leases provide for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing).  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

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

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, acquisition of properties, and construction activities.  In January 2011, we entered into a Third Amendment to our Existing Credit Agreement. The Third Amendment amended the Existing Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan and provide an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Amended Credit Agreement.  The Applicable Margin for LIBOR borrowings under the revolving credit facility was initially set at 2.4%. The Applicable Margin for the LIBOR borrowings under the unsecured term loan was not amended in the Third Amendment and was 1.0% as of December 31, 2010.

Under the Third Amendment, the maturity date for the unsecured line of credit will be January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the $750 million unsecured term loan remained unchanged at October 2012, assuming we exercise our sole right to extend the maturity date by one year.

The Third Amendment also modified certain financial covenants with respect to the Unsecured Credit Facility, including the fixed charge coverage ratio, secured debt ratio, leverage ratio, minimum book value, and interest coverage ratio covenants, and added covenants relating to an unsecured leverage ratio and unsecured debt yield.  The requirements and actual results as of December 31, 2010 of the key financial covenants under the Third Amendment are as follows:

Covenant	Requirement	Actual at December 31, 2010
Leverage ratio	Less than or equal to 60%	36%

Unsecured leverage ratio	Less than or equal to 60%	39%

Fixed charge coverage ratio	Greater than or equal to 1.5	2.0

Unsecured debt yield	Greater than or equal to 11%	14%

Minimum book value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings	$2.9 billion

Secured debt ratio	Less than or equal to 40%	11%

As of December 31, 2010, we had borrowings of $748 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 2.8%.

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, and encumbered and unencumbered assets.  As of December 31, 2010 and 2009, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  Our current expectation is that we will continue to meet requirements of our debt covenants in the short and long term.  However, in the event of an economic slow-down, crisis in the credit markets, and rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.

Additionally, we may be required to reduce our outstanding borrowings under our credit facility in order to maintain compliance with one or more covenants under our credit facility.

For a full description of the terms and conditions under our Existing Credit Agreement, refer to our second amended and restated credit agreement dated as of October 31, 2006, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007, the first amendment thereto filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007 and the second amendment thereto filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2007.  For a full description of the covenants related to our Third Amendment, refer to our third amendment to second amended and restated credit agreement, dated as of January 28, 2011, appearing as an exhibit to this annual report on Form 10-K filed.  See “Item 15. Exhibit 10.18.”

As of December 31, 2010, we had approximately 50 lenders providing commitments under our $1.9 billion Existing Credit Facility. During 2010, all lenders under our unsecured line of credit and unsecured term loan funded all borrowings requested under these agreements. In the future, if one or more such lenders fail to fund a borrowing request, we may not be able to borrow funds necessary for working capital, construction activities, dividend payments, debt repayment, monthly debt service, and other recurring capital requirements. The failure of one or more lenders to fund their share of a borrowing request may have a material impact on our financial statements.

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

The following table summarizes our interest rate swap agreements as of December 31, 2010 (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2010	Fair Values
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,908)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,448)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,884)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,124)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,126)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(246)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(8,925)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(8,942)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	100,000	(8,042)
Total					$550,000	$(44,645)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of December 31, 2010, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of December 31, 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $44.6 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period that the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For the years ended December 31, 2010, 2009, and 2008 approximately $30.6 million, $38.9 million, and $15.4 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $20.8 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Secured notes payable

As of December 31, 2010, we had aggregate secured notes payable of approximately $790.9 million. If we are unable to refinance, extend principal payments due at maturity, or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity. Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value, and other key loan terms may be less favorable than existing loan terms.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of less proceeds or lower loan to value upon refinancing and new or more restrictive covenants or loan terms.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our board of directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  During the year ended December 31, 2010, we paid dividends on our common stock aggregating approximately $67.9 million.  Also, during the year ended December 31, 2010, we paid dividends on our Series C Preferred Stock and Series D Convertible Preferred Stock aggregating approximately $10.9 million and $17.5 million, respectively.

Sources of capital

Cash and cash equivalents

As of December 31, 2010, we had approximately $91.2 million of cash and cash equivalents.

Restricted cash

Restricted cash consisted of the following (in thousands):

	December 31,
	2010	2009
Funds held in trust under the terms of certain secured notes payable	$20,035	$19,340
Funds held in escrow related to construction projects	5,902	24,054
Other restricted funds	2,417	3,897
Total	$28,354	$47,291

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Cash flows

Net cash provided by operating activities for the year ended December 31, 2010 increased by $8.3 million to $219.3 million compared to $211.0 million for the year ended December 31, 2009.  The increase resulted primarily from an increase in cash flows from overall changes in operating assets and liabilities.  Cash flows from operations are primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants, and the level of operating and other costs.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  In addition, as of December 31, 2010, approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.

We are largely dependent on the life science industry for revenues due under lease agreements.  Our business could be adversely affected if the life science industry is impacted by the current economic downturn and financial and banking crisis or if the life science industry migrates from the United States to other countries.  Our tenants may not be able to pay amounts due under their lease agreements if they are unsuccessful in discovering, developing, making, or selling their products or technologies.

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

Net cash used in investing activities for the year ended December 31, 2010 was $436.7 million compared to $409.9 million for the year ended December 31, 2009. The increase in net cash used in investing activities reflects an increase in property acquisition activities offset by higher amounts of proceeds from sales of properties and a slight decrease in additions to properties during the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Net cash provided by financing activities for the year ended December 31, 2010 increased by $39.6 million, to $237.9 million compared to $198.4 million for the year ended December 31, 2009.  For the year ended December 31, 2010, proceeds from the issuance of common stock and borrowings from our unsecured line of credit of approximately $1.2 billion was partially offset by principal reductions of secured notes payable and our unsecured line of credit, repurchase of certain of our 3.70% Unsecured Convertible Notes, the retirement of substantially all of our 8.00% Unsecured Convertible Notes, changes in restricted cash related to financings, and deferred financing costs paid, totaling approximately $859.9 million.  Additionally, for the year ended December 31, 2010, we paid dividends on our common and preferred stock of approximately $96.2 million.  For the year ended December 31, 2009, proceeds from the issuance of common stock, the issuance of our 8.00% Unsecured Convertible Notes, borrowings from secured notes payable and from our unsecured line of credit, and changes in restricted cash related to financings of approximately $1.5 billion were partially offset by the repurchase of certain of our 3.70% Unsecured Convertible Notes, principal reductions of secured notes payable and our unsecured line of credit, changes in restricted cash related to financings, and deferred financing costs paid totaling approximately $1.2 billion.  Additionally, for the year ended December 31, 2009, we paid dividends on our common and preferred stock of approximately $115.0 million.

Unsecured line of credit and unsecured term loan

We use our unsecured line of credit and unsecured term loan to fund working capital, the acquisition of properties, and construction activities. Our $2.25 billion unsecured credit facility, as amended in January 2011, consists of a $1.5 billion unsecured line of credit and a $750 million unsecured term loan. We may in the future elect to increase commitments under our unsecured credit facilities by up to an additional $300 million. As of December 31, 2010, we had borrowings of $748 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 2.8%.  See additional information regarding our unsecured line of credit and unsecured term loan on page 59.

Property dispositions

During the year ended December 31, 2010, we sold one property at an aggregate contract price of approximately $11.8 million.  As of December 31, 2010, we had one property classified as “held for sale.”

In November 2010, we completed sales of land parcels in Mission Bay, San Francisco for an aggregate sales price of approximately $278 million at a gain of approximately $59 million. The sales of the land parcels resulted in a reduction of our preconstruction square footage by approximately 2.0 million square feet in the Mission Bay, San Francisco submarket.  The cash proceeds from these sales were used to repay outstanding borrowings under our unsecured line of credit.

During the year ended December 31, 2009, we sold four properties at an aggregate contract price of approximately $20.9 million.

Other resources and liquidity requirements

Under our current shelf registration statement filed with the Securities and Exchange Commission, we may offer common stock, preferred stock, debt, and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions.

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

In April 2009, we completed a private offering of $240 million of our 8.00% Unsecured Convertible Notes.  In June 2010, we completed an exchange of approximately $232.7 million of our 8.00% Unsecured Convertible Notes.  In July 2010, we repurchased, in a privately negotiated transaction, an additional $7.1 million of our 8.00% Unsecured Convertible Notes. As of December 31, 2010, approximately $250,000 principal amount of our 8.00% Unsecured Convertible Notes remained outstanding.

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

Inflation

As of December 31, 2010, approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 91% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index.  Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loan.

Funds from operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “– Liquidity and Capital Resources – Principal Liquidity Needs – Cash Flows” above for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$105,941	$104,974	$90,746
Add:
Depreciation and amortization (1)	126,640	118,508	108,743
Net income attributable to noncontrolling interests	3,729	7,047	3,799
Net income attributable to unvested restricted stock awards	995	1,270	1,327
Subtract:
Gain on sales of property (2)	(59,466)	(2,627)	(20,401)
FFO attributable to noncontrolling interests	(4,226)	(3,843)	(4,108)
FFO attributable to unvested restricted stock awards	(1,608)	(2,694)	(2,596)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	172,005	222,635	177,510
Effect of dilutive securities and assumed conversion:
Assumed conversion of 8.00% Unsecured Convertible Notes	7,781	11,943	–
Amounts attributable to unvested restricted stock awards	(22)	118	9
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities and assumed conversion	$179,764	$234,696	$177,519

(1)                                  Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)                                  Gain on sales of property relates to land parcels and one operating property sold during 2010, four operating properties sold during 2009, and eight operating properties sold during 2008.

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

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors, and other interest rate exchange contracts.  The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on December 31, 2010 and 2009, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $5.4 million and $2.4 million, respectively.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loan, after considering the effect of our interest rate hedge agreements in effect on December 31, 2010 and 2009, would increase annual future earnings by approximately $5.4 million and $2.4 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would decrease their aggregate fair values by approximately $49.5 million and $67.8 million at December 31, 2010 and 2009, respectively.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $44.4 million and $57.5 million at December 31, 2010 and 2009, respectively.

These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2010 and 2009.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2010 and 2009 would decrease their fair values by approximately $8.4 million and $7.3 million, respectively.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of December 31, 2010, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $0.6 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.6 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2010, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s annual report on internal control over financial reporting

The management of Alexandria Real Estate Equities, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and is a process designed by, or under the supervision of, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework.” Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California

March 1, 2011

ITEM 9B. OTHER INFORMATION

On February 25, 2011, the Company entered into a Second Amended and Restated Executive Employment Agreement (the “Agreement”) with Dean A. Shigenaga, the Company’s Chief Financial Officer (the “Executive”).  The Agreement amends and restates the prior Amended and Restated Executive Employment Agreement, effective as of January 1, 2010, between the Company and the Executive, in its entirety.  The Agreement provides that the Executive is employed at-will.  The term of the Agreement begins on January 1, 2011 and ends on the date that the Agreement is terminated by either party pursuant to the provisions of the Agreement.

The Agreement provides that the Executive’s base salary shall be $315,000 and increased annually by no less than a cost-of-living adjustment based on an index published by the United States Department of Labor.  The Executive will continue to be eligible for an annual bonus and periodic equity awards.

The Agreement provides that if the Executive’s employment terminates without cause or resigns for good reason not in connection with a change in control of the Company, the Executive is entitled to receive severance generally equal to one year of the Executive’s base salary and a bonus equal to the Executive’s cash bonus earned for the previous year (or the year prior to the previous year if the bonus for the previous year has not been determined prior to termination).  The Agreement further provides that if, upon or within two years following a change in control of the Company, the Company terminates the Agreement without cause or the Executive terminates the Agreement for good reason, the Executive is entitled to receive severance generally equal to two years of the Executive’s base salary and a bonus equal to two times the Executive’s cash bonus amount earned for the previous year (or the year prior to the previous year if the bonus for the previous year has not been determined prior to termination).  In any of the foregoing cases, all of the Executive’s unvested shares of restricted stock in the Company will vest on the Executive’s last day of employment and the Executive will receive a prorated  grant of fully vested restricted stock based on the Company’s grant to the Executive for the prior year and the number of days employed in the year of termination and an additional grant of restricted stock (on a fully vested basis) equal to the higher of the number of shares of restricted stock that the Company had determined to grant to the Executive for the prior year, but had not yet granted as of termination, or the average number of shares of restricted stock granted to the Executive for the second, third and fourth years prior to the year in which the Executive’s employment terminates.

The Agreement also provides that if the Company terminates  the Executive’s employment without cause, or the Executive terminates his employment for good reason, the Company will pay the applicable premiums for the Executive’s continued coverage under the Company’s health insurance plans pursuant to the Consolidated Omnibus Budget Reconciliation  Act of 1985 (“COBRA”) for up to twelve months after the Executive’s last day of employment with the Company, or a taxable payment calculated such that the after-tax amount of the payment would be equal to the applicable COBRA health insurance premiums if the Company determines that it cannot pay COBRA premiums without a substantial risk of violating applicable law.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2011 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2011 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2011 Proxy Statement under the caption “Board of Directors and Executive Officers–Executive Compensation Tables and Discussion.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2010:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	51,850	$43.82	3,019,340

The other information required by this Item is incorporated herein by reference from our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2011 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2011 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)        Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. as of December 31, 2010 and 2009	F-2

Consolidated Statements of Income of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2010, 2009 and 2008	F-3

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements of Alexandria Real Estate Equities, Inc.	F-7

Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.	F-35

(a)(3)  Exhibits

Exhibit Number		Exhibit Title

3.1 *		Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997

3.2 *		Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997

3.3*		Bylaws of the Company (as amended May 27, 2010), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 2, 2010

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

4.1 *		Specimen certificate representing shares of Common Stock, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 19, 1997

4.2 *

Specimen certificate representing shares of 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004

4.3 *		Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008

4.4 *

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust company, as Trustee filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 19, 2007

4.5 *

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC., Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2007

4.6*

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009

10.1 *	(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 27, 2010, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 2, 2010

10.2 *	(1)

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

10.7	(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010

10.8	(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010

10.9 *	(1)

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

Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2010, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on April 30, 2010

10.12	(1)	Summary of Director Compensation Arrangements

10.13 *

Second Amended and Restated Credit Agreement as of October 31, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.14 *

First Amendment to Second Amended and Restated Credit Agreement as of December 1, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.15 *

Second Amendment to Second Amended and Restated Credit Agreement as of May 2, 2007, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, Citicorp North America Inc. as Syndication Agent, The Bank of Nova Scotia, The Royal Bank of Scotland, PLC, Eurohypo AG, New York Branch, and HSH Nordbank AG New York Branch, as Co-Documentation Agents filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2007

10.16 *

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as Exhibit 4.9 to Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009

10.17

Escrow Agreement, dated as of December 17, 2010, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, certain lenders, and Moore & Van Allen, PLLC, as Escrow Agent

10.18

Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners, JP Morgan Chase Bank, N.A. and Citibank, N.A. as Co-Syndication Agents, The Bank of Nova Scotia, Barclays Bank PLC, Royal Bank of Scotland, and RBC Bank as Co-Documentation Agents, and certain lenders

10.19		Form of Indemnification Agreement between the Company and each of its directors and officers

10.20 *	(1)	Anniversary Bonus Plan of the Company, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 17, 2010

11.1		Computation of Per Share Earnings (included in Note 2 to the Consolidated Financial Statements)

12.1		Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1 *

The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K), filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 31, 2009

21.1		List of Subsidiaries of the Company

23.1		Consent of Ernst & Young LLP

31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0		Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii)  Consolidated Income Statements for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2010, 2009, and 2008, (iv) Consolidated Statements of Cash Flows, for the years ended December 31, 2010, 2009 and 2008, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.

(*)  Incorporated by reference.

(1)  Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

Dated: March 1, 2011	By:	/s/ Joel S. Marcus
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

Signature	Title	Date

/s/ Joel S. Marcus	Chairman of the Board of Directors and Chief Executive
Joel S. Marcus	Officer (Principal Executive Officer)	March 1, 2011

/s/ Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Chief
Dean A. Shigenaga	Accounting Officer)	March 1, 2011

/s/ Richard B. Jennings
Richard B. Jennings	Lead Director	February 23, 2011

/s/ John L. Atkins, III
John L. Atkins, III	Director	February 22, 2011

/s/ Richard H. Klein
Richard H. Klein	Director	February 22, 2011

/s/ James H. Richardson
James H. Richardson	Director	February 23, 2011

/s/ Martin A. Simonetti
Martin A. Simonetti	Director	February 24, 2011

/s/ Alan G. Walton
Alan G. Walton	Director	February 20, 2011

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California

March 1, 2011

Alexandria Real Estate Equities, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2010	2009
Assets
Investments in real estate:
Rental properties	$4,546,769	$3,903,955
Less: accumulated depreciation	(616,007)	(520,647)
Rental properties, net	3,930,762	3,383,308
Land held for future development	431,838	255,025
Construction in progress	1,045,536	1,400,795
Investment in unconsolidated real estate entity	36,678	–
Investments in real estate, net	5,444,814	5,039,128
Cash and cash equivalents	91,232	70,628
Restricted cash	28,354	47,291
Tenant receivables	5,492	3,902
Deferred rent	116,849	96,700
Investments	83,899	72,882
Other assets	135,221	126,696
Total assets	$5,905,861	$5,457,227

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$790,869	$937,017
Unsecured line of credit and unsecured term loan	1,498,000	1,226,000
Unsecured convertible notes	295,293	583,929
Accounts payable, accrued expenses, and tenant security deposits	304,257	282,516
Dividends payable	31,114	21,686
Total liabilities	2,919,533	3,051,148

Commitments and contingencies

Redeemable noncontrolling interests	15,920	41,441

Alexandria Real Estate Equities, Inc. stockholders’ equity:
8.375% Series C cumulative redeemable preferred stock, $0.01 par value per share, 5,750,000 shares authorized; 5,185,500 shares issued and outstanding at December 31, 2010 and 2009; $25 liquidation value per share	129,638	129,638
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 10,000,000 issued and outstanding at December 31, 2010 and 2009; $25 liquidation value per share	250,000	250,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 54,966,925 and 43,846,050 issued and outstanding at December 31, 2010 and 2009, respectively	550	438
Additional paid-in capital	2,566,238	1,977,062
Retained earnings	734	–
Accumulated other comprehensive loss	(18,335)	(33,730)
Total Alexandria Real Estate Equities, Inc. stockholders’ equity	2,928,825	2,323,408
Noncontrolling interests	41,583	41,230
Total equity	2,970,408	2,364,638
Total liabilities, noncontrolling interests, and equity	$5,905,861	$5,457,227

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share information)

	Year Ended December 31,
	2010	2009	2008
Revenues
Rental	$368,666	$368,230	$343,742
Tenant recoveries	113,424	103,088	100,255
Other income	5,213	11,854	11,237
Total revenues	487,303	483,172	455,234

Expenses
Rental operations	132,278	122,281	113,434
General and administrative	34,390	36,299	34,794
Interest	69,642	82,249	85,366
Depreciation and amortization	126,539	117,775	107,358
Non-cash impairment on investments	–	–	13,251
Total expenses	362,849	358,604	354,203
Income from continuing operations before (loss) gain on early extinguishment of debt	124,454	124,568	101,031

(Loss) gain on early extinguishment of debt	(45,168)	11,254	–
Income from continuing operations	79,286	135,822	101,031

Income from discontinued operations before gain/loss on sales of real estate	270	3,199	3,315
Gain/loss on sales of real estate	24	2,627	15,751
Income from discontinued operations, net	294	5,826	19,066

Gain on sales of land parcels	59,442	–	–
Net income	139,022	141,648	120,097

Net income attributable to noncontrolling interests	3,729	7,047	3,799
Dividends on preferred stock	28,357	28,357	24,225
Net income attributable to unvested restricted stock awards	995	1,270	1,327
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$105,941	$104,974	$90,746
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$2.18	$2.57	$2.27
Discontinued operations, net	0.01	0.15	0.60
Earnings per share – basic	$2.19	$2.72	$2.87
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$2.18	$2.57	$2.27
Discontinued operations, net	0.01	0.15	0.59
Earnings per share – diluted	$2.19	$2.72	$2.86

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Comprehensive Income
Balance at December 31, 2007	$129,638	$-	31,603,344	$316	$1,402,190	$-	$8,075	$40,182	$1,580,401	$35,342
Net income	-	-	-	-	-	116,298	-	2,416	118,714	1,383	$120,097
Unrealized loss on marketable securities	-	-	-	-	-	-	(16,910)	-	(16,910)	-	(16,910)
Unrealized loss on interest rate hedge agreements	-	-	-	-	-	-	(53,623)	-	(53,623)	-	(53,623)
Foreign currency translation	-	-	-	-	-	-	(24,783)	14	(24,769)	-	(24,769)
Comprehensive income											24,795
Comprehensive income attributable to noncontrolling interests											3,813
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.											$20,982
Contributions by noncontrolling interests	-	-	-	-	-	-	-	1,106	1,106	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,628)	(2,628)	(1,480)
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,282)
Issuance of Series D convertible preferred stock	-	250,000	-	-	(7,814)	-	-	-	242,186	-
Issuances pursuant to stock plan	-	-	295,693	3	23,124	-	-	-	23,127	-
Dividends declared on preferred stock	-	-	-	-	-	(24,225)	-	-	(24,225)	-
Dividends declared on common stock	-	-	-	-	(10,206)	(92,073)	-	-	(102,279)	-
Balance at December 31, 2008	$129,638	$250,000	31,899,037	$319	$1,407,294	$-	$(87,241)	$41,090	$1,741,100	$33,963
Net income	-	-	-	-	-	134,601	-	2,299	136,900	4,748	$141,648
Unrealized gain on marketable securities	-	-	-	-	-	-	1,620	-	1,620	-	1,620
Unrealized gain (loss) on interest rate hedge agreements	-	-	-	-	-	-	30,499	-	30,499	(80)	30,419
Foreign currency translation	-	-	-	-	-	-	21,392	(9)	21,383	-	21,383
Comprehensive income											195,070
Comprehensive income attributable to noncontrolling interests											6,958
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.											$188,112
Contributions by noncontrolling interests	-	-	-	-	-	-	-	300	300	5,255
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,450)	(2,450)	(1,393)
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,052)
Issuance of common stock, net of offering costs	-	-	11,600,000	116	488,047	-	-	-	488,163	-
Issuances pursuant to stock plan	-	-	347,013	3	25,786	-	-	-	25,789	-
Equity component related to issuance of 8.00% unsecured convertible notes (see Note 7)	-	-	-	-	26,216	-	-	-	26,216	-
Equity component related to repurchase of unsecured convertible notes (see Note 7)	-	-	-	-	(292)	-	-	-	(292)	-
Dividends declared on preferred stock	-	-	-	-	-	(28,357)	-	-	(28,357)	-
Dividends declared on common stock	-	-	-	-	-	(76,233)	-	-	(76,233)	-
Earnings in excess of distributions	-	-	-	-	30,011	(30,011)	-	-	-	-
Balance at December 31, 2009	$129,638	$250,000	43,846,050	$438	$1,977,062	$-	$(33,730)	$41,230	$2,364,638	$41,441

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Comprehensive Income
Balance at December 31, 2009 (continued from above)	$129,638	$250,000	43,846,050	$438	$1,977,062	$-	$(33,730)	$41,230	$2,364,638	$41,441
Net income	-	-	-	-	-	135,293	-	2,501	137,794	1,228	$139,022
Unrealized loss on marketable securities	-	-	-	-	-	-	(1,123)	-	(1,123)	-	(1,123)
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	5,236	-	5,236	80	5,316
Foreign currency translation	-	-	-	-	-	-	11,282	24	11,306	-	11,306
Comprehensive income											154,521
Comprehensive income attributable to noncontrolling interests											3,833
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.											$150,688
Contributions by noncontrolling interests	-	-	-	-	-	-	-	723	723	674
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,895)	(2,895)	(1,331)
Redemptions of redeemable noncontrolling interests	-	-	-	-	(179)	-	-	-	(179)	(2,167)
Deconsolidation of investment in real estate entity (see Note 3)	-	-	-	-	-	-	-	-	-	(24,005)
Exchange of 8.00% unsecured convertible notes (see Note 7)	-	-	5,620,256	56	203,051	-	-	-	203,107	-
Equity component related to repurchase of unsecured convertible notes (see Note 7)	-	-	-	-	(6,951)	-	-	-	(6,951)	-
Issuance of common stock, net of offering costs	-	-	5,175,000	52	342,290	-	-	-	342,342	-
Issuances pursuant to stock plan	-	-	325,619	4	22,065	-	-	-	22,069	-
Dividends declared on preferred stock	-	-	-	-	-	(28,357)	-	-	(28,357)	-
Dividends declared on common stock	-	-	-	-	-	(77,302)	-	-	(77,302)	-
Earnings in excess of distributions	-	-	-	-	28,900	(28,900)	-	-	-	-
Balance at December 31, 2010	$129,638	$250,000	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$139,022	$141,648	$120,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,640	118,508	108,743
Loss (gain) on early extinguishment of debt	45,168	(11,254)	–
Amortization of loan fees and costs	7,892	7,958	6,774
Amortization of debt premiums/discounts	9,999	10,788	7,973
Amortization of acquired above and below market leases	(7,868)	(9,448)	(9,509)
Deferred rent	(22,832)	(14,379)	(12,273)
Stock compensation expense	10,816	14,051	13,677
Equity in (income) loss related to investments	(48)	(39)	173
Gain on sales of investments	(2,302)	(3,442)	(8,841)
Loss on sales of investments	722	1,342	663
Gain on sales of land parcels	(59,442)	–	–
Gain/loss on sales of real estate	(24)	(2,627)	(15,751)
Non-cash impairment on investments	–	–	13,251
Changes in operating assets and liabilities:
Restricted cash	1,679	(1,732)	5,644
Tenant receivables	(1,339)	2,551	306
Other assets	(39,598)	(23,649)	(20,479)
Accounts payable, accrued expenses, and tenant security deposits	10,861	(19,241)	46,752
Net cash provided by operating activities	219,346	211,035	257,200
Investing Activities
Additions to properties	(415,394)	(446,127)	(542,460)
Purchase of properties	(301,709)	–	(7,915)
Proceeds from sales of properties	275,979	18,021	80,909
Change in restricted cash related to construction projects	18,152	25,445	(25,772)
Contributions to unconsolidated real estate entity	(3,016)	–	–
Transfer of cash to unconsolidated real estate entity upon deconsolidation	(154)	–	–
Additions to investments	(15,226)	(12,895)	(13,006)
Proceeds from investments	4,714	5,633	13,311
Net cash used in investing activities	(436,654)	(409,923)	(494,933)
Financing Activities
Proceeds from secured notes payable	–	121,960	13,007
Principal reductions of secured notes payable	(129,938)	(266,875)	(143,477)
Principal borrowings from unsecured line of credit and term loan	854,000	696,000	1,086,000
Repayments of borrowings from unsecured line of credit	(582,000)	(895,000)	(776,000)
Proceeds from issuance of unsecured convertible notes	–	232,950	–
Payment on exchange of 8.00% unsecured convertible notes	(43,528)	–	–
Repurchase of unsecured convertible notes	(97,309)	(59,204)	–
Change in restricted cash related to financings	(1,853)	(3,222)	4,257
Deferred financing costs paid	(5,273)	(5,085)	(1,363)
Proceeds from issuance of common stock	342,342	488,163	–
Proceeds from issuance of series D convertible preferred stock	–	–	242,186
Proceeds from exercise of stock options	2,877	3,017	2,509
Dividends paid on common stock	(67,874)	(86,652)	(101,393)
Dividends paid on preferred stock	(28,357)	(28,357)	(20,578)
Contributions by redeemable noncontrolling interests	674	5,255	–
Distributions to redeemable noncontrolling interests	(1,331)	(1,393)	(1,480)
Redemption of redeemable noncontrolling interests	(2,346)	(1,052)	(1,282)
Contributions by noncontrolling interests	723	300	1,106
Distributions to noncontrolling interests	(2,895)	(2,450)	(2,628)
Net cash provided by financing activities	237,912	198,355	300,864
Net increase (decrease) in cash and cash equivalents	20,604	(533)	63,131
Cash and cash equivalents at beginning of period	70,628	71,161	8,030
Cash and cash equivalents at end of period	$91,232	$70,628	$71,161

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized	$57,198	$63,247	$73,910

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Notes to Consolidated Financial Statements

1.  Background

As used in this annual report on Form 10-K, references to the “Company,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”) focused principally on cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent not-for-profit institutions), pharmaceutical, biotechnology, medical device, product, service, and government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.  Our asset base contains 167 properties approximating 13.7 million rentable square feet consisting of 162 properties approximating 13.2 million rentable square feet (including spaces undergoing active redevelopment) and five properties undergoing ground-up development approximating an additional 475,818 rentable square feet.

As of December 31, 2010, approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 93% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 91% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on the consumer price index or another index.  Any references to the number of buildings, square footage, number of leases, occupancy, and annualized base rent percentages in the notes to consolidated financial statements are unaudited.

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

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and equity, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

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

The following tables sets forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,033	$8,033	$–	$–

Liabilities:
Interest rate hedge agreements	$44,645	$–	$44,645	$–

		December 31, 2009
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,798	$8,798	$–	$–

Liabilities:
Interest rate hedge agreements	$49,946	$–	$49,946	$–

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  As further described in Notes 4 and 8, our “available for sale” securities and our interest rate hedge agreements, respectively, have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

2.  Basis of presentation and summary of significant accounting policies (continued)

Fair value (continued)

As of December 31, 2010 and 2009, the book and fair values of our “available for sale” securities, interest rate hedge agreements, secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were as follows (in thousands):

	December 31,
	2010		2009
	Book Value	Fair Value	Book Value	Fair Value
“Available for sale” securities	$8,033	$8,033	$8,798	$8,798
Interest rate hedge agreements	44,645	44,645	49,946	49,946
Secured notes payable	790,869	865,939	937,017	909,367
Unsecured line of credit and unsecured term loan	1,498,000	1,438,751	1,226,000	1,175,512
Unsecured convertible notes	295,293	302,486	583,929	615,572

Operating segment

We are engaged in the business of providing life science laboratory space for lease to the life science industry.  Our properties are similar in that they provide space for lease to the life science industry, consist of life science laboratory improvements that are generic and reusable for the life science industry, are located in key life science cluster markets, and have similar economic characteristics. Our chief operating decision maker reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessing our operating performance.  The financial information disclosed herein represents all of the financial information related to our principal operating segment.

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties, one development parcel in Canada, and construction projects in China and India.  The functional currencies for our foreign subsidiaries are the local currencies in each respective country.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses included in accumulated other comprehensive income (loss) will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net, land held for future development, construction in progress, and discontinued operations

We recognize assets acquired (including the intangible value to above or below market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred.

2.  Basis of presentation and summary of significant accounting policies (continued)

Rental properties, net, land held for future development, construction in progress, and discontinued operations (continued)

The values allocated to land improvements, buildings, building improvements, tenant improvements, and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the shorter of the term of the respective ground lease or 40 years for buildings and building improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment.

The values of acquired above and below market leases are amortized over the terms of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  For the years ended December 31, 2010, 2009, and 2008, we recognized a net increase in rental income of approximately $7,868,000, $9,448,000 and $9,509,000 respectively, for the amortization of acquired above and below market leases. The value of acquired above and below market leases, less accumulated amortization, was approximately $27,266,000 and $27,746,000 as of December 31, 2010 and 2009, respectively, and are included in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets.  The weighted average amortization period of acquired leases was approximately 3.2 years as of December 31, 2010.  The estimated aggregate annual amortization of acquired leases for each of the five succeeding years is approximately $9,299,000 for 2011, $3,238,000 for 2012, $3,323,000 for 2013, $3,223,000 for 2014, and $3,011,000 for 2015.

During the year ended December 31, 2009, we recognized income of approximately $7,242,000 for a cash payment related to real estate acquired in November 2007.  This amount is classified in other income on the accompanying consolidated statements of income.

We are required to capitalize construction, redevelopment and development costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the project while activities are ongoing to prepare an asset for its intended use.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

We classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale,” its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets cease upon designation of a property as “held for sale.”

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles are individually evaluated for impairment when conditions exist which may indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, and market/economic conditions that may affect the property and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

2.  Basis of presentation and summary of significant accounting policies (continued)

Rental properties, net, land held for future development, construction in progress, and discontinued operations (continued)

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model whereby under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  During the year ended December 31, 2008, using the “held for sale” impairment model we recognized a non-cash impairment charge of approximately $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market.  This non-cash impairment charge is classified in income from discontinued operations, net, in the accompanying consolidated statements of income.

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

Conditional asset retirement obligations

Some of our properties may contain asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. Conditional asset retirement obligations totaled approximately $10.3 million and $10.6 million as of December 31, 2010 and 2009, respectively, and are included in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets.

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

Restricted cash

Restricted cash consisted of the following (in thousands):

	December 31,
	2010	2009
Funds held in trust under the terms of certain secured notes payable	$20,035	$19,340
Funds held in escrow related to construction projects	5,902	24,054
Other restricted funds	2,417	3,897
Total	$28,354	$47,291

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor and we are deemed to have influence over the entities’ operating and financial policies. Under the equity method of accounting, we record our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. As of December 31, 2010 and 2009, our ownership percentages in the voting stock of each individual privately held entity were under 10%.

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

2.  Basis of presentation and summary of significant accounting policies (continued)

Leasing costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease.  Costs related to unsuccessful leasing opportunities are expensed.  Leasing costs, net of related amortization, totaled approximately $83,367,000 and $70,209,000 as of December 31, 2010 and 2009, respectively, and are included in other assets in the accompanying consolidated balance sheets.  The value of acquired in-place leases are included in the amounts immediately above and are classified as leasing costs, included in other assets in the accompanying consolidated balance sheets and amortized over the remaining term of the related lease.  The value of acquired in-place leases, net of related amortization, was approximately $10,051,000 and $8,177,000 as of December 31, 2010 and 2009, respectively.  The estimated annual amortization of the value of acquired in-place leases for each of the five succeeding years is approximately $2,603,000 for 2011, $1,780,000 for 2012, $1,329,000 for 2013, and $1,030,000 for 2014, and $869,000 for 2015.

Loan fees and costs

Fees and costs incurred in obtaining long term financing are amortized over the terms of the related loans and included in interest expense in the accompanying consolidated statements of income.  Loan fees and costs, net of related amortization, totaled approximately $15,680,000 and $23,706,000 as of December 31, 2010 and 2009, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

Accounts payable, accrued expenses, and tenant security deposits

As of December 31, 2010, accounts payable, accrued expenses, and tenant security deposits included accounts payable and accrued expenses of approximately $71,002,000, interest rate hedge liabilities of approximately $44,645,000, accrued construction costs of approximately $33,466,000, and acquired below market leases of approximately $27,266,000.  As of December 31, 2009, accounts payable, accrued expenses, and tenant security deposits included accounts payable and accrued expenses of approximately $48,866,000, interest rate hedge liabilities of approximately $49,946,000, accrued construction costs of $36,856,000, and acquired below market leases of approximately $27,746,000.

2.  Basis of presentation and summary of significant accounting policies (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	December 31,
	2010	2009
Unrealized gain on marketable securities	$6,157	$7,280
Unrealized loss on interest rate hedge agreements	(44,807)	(50,043)
Unrealized gain on foreign currency translation	20,315	9,033
Total	$(18,335)	$(33,730)

Rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We include amounts currently recognized as income, and expected to be received in later years, in deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are included as unearned rent in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2010 and 2009, we had no allowance for doubtful accounts.

Interest income

Interest income was approximately $750,000, $1,503,000, and $1,763,000 in 2010, 2009, and 2008, respectively, and is included in other income in the accompanying consolidated statements of income.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes 100% of its taxable income to its stockholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions, including jurisdictions located in the United States, Canada, China, India, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2006 through 2010.

2.  Basis of presentation and summary of significant accounting policies (continued)

Income taxes (continued)

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of December 31, 2010, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any tax related interest expense or penalties for the years ended December 31, 2010, 2009 or 2008.

The following reconciles GAAP net income to taxable income as filed with the Internal Revenue Service (the “IRS”) (in thousands and unaudited):

	Year ended December 31,
	2009	2008
Net income	$141,648	$120,097
Net income attributable to noncontrolling interests	(7,047)	(3,799)
Book/tax differences:
Rental revenue recognition	(15,460)	615
Depreciation and amortization	2,864	3,391
Gains/losses from capital transactions	(7,694)	–
Stock-based compensation	11,738	10,325
Interest expense	(8,059)	(7,710)
Sales of property	(537)	(20,507)
Impairment loss on investments in unconsolidated joint ventures	–	13,251
Other, net	(2,892)	3,433
Taxable income, before dividend deduction	114,561	119,096
Necessary dividend deduction to eliminate taxable income	(114,561)	(119,096)
Estimated income subject to federal income tax	$–	$–

We distributed all of our REIT taxable income in 2009 and 2008, and as a result, did not incur federal income tax in those years on such income.  For the year ended December 31, 2010, we expect our distributions to exceed our REIT taxable income, and as a result, do not expect to incur federal income tax on such income.  We expect to finalize our 2010 REIT taxable income in connection with our 2010 federal income tax return which will be prepared and filed with the IRS in 2011.

The income tax treatment of distributions and dividends declared on our common stock, our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”), and our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Common Stock			Series C Preferred Stock			Series D Preferred Stock
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Ordinary income	77.2%	98.8%	81.1%	100.0%	100.0%	92.5%	100.0%	100.0%	92.5%
Return of capital	22.8	1.2	12.3	–	–	–	–	–	–
Capital gains at 15%	–	–	6.6	–	–	7.5	–	–	7.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$1.50	$1.85	$3.18	$2.09375	$2.09375	$2.09375	$1.75	$1.75	$1.409722

Our tax return for 2010 is due on or before September 15, 2011, assuming we file for an extension of the due date.  The taxability information presented for our dividends paid in 2010 is based upon management’s estimate.  Our tax returns for previous tax years have not been examined by the Internal Revenue Service.  Consequently, the taxability of distributions and dividends is subject to change.  The income tax treatment information provided above is unaudited.

2.  Basis of presentation and summary of significant accounting policies (continued)

Earnings per share

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”), are dilutive or antidilutive to earnings (loss) per share.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs and earnings per share required by the Securities Exchange Commission (“SEC”) and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement and included in the numerator for the computation of earnings per share for income from continuing operations.  The land parcels we sold during the year ended December 31, 2010 did not meet the criteria for discontinued operations since the parcels did not have any significant operations prior to disposition.  Accordingly, for the year ended December 31, 2010, we classified the $59.4 million gain on sales of land parcels below income from discontinued operations, net in the consolidated income statements, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the “control number,” or numerator for the computation of earnings per share.

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

2.  Basis of presentation and summary of significant accounting policies (continued)

Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (dollars in thousands, except per share data):

	Year Ended December 31,
Numerator:	2010	2009	2008
Income from continuing operations	$79,286	$135,822	$101,031
Gain on sales of land parcels	59,442	–	–
Net income attributable to noncontrolling interests	(3,729)	(7,047)	(3,799)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	134,999	128,775	97,232
Dividends on preferred stock	(28,357)	(28,357)	(24,225)
Income from continuing operations attributable to unvested restricted stock awards	(993)	(1,201)	(1,052)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	105,649	99,217	71,955
Effect of dilutive securities and assumed conversion:
Assumed conversion of 8% Unsecured Convertible Notes	–	–	–
Amounts attributable to unvested restricted stock awards	–	–	(4)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted earnings per share	$105,649	$99,217	$71,951

Denominator:
Weighted average shares of common stock outstanding – basic	48,375,474	38,586,909	31,653,829
Effect of dilutive securities and assumed conversion:
Dilutive effect of stock options	29,566	13,160	111,226
Assumed conversion of 8% Unsecured Convertible Notes	–	–	–
Weighted average shares of common stock outstanding – diluted	48,405,040	38,600,069	31,765,055

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic:
Continuing operations	$2.18	$2.57	$2.27
Discontinued operations, net	0.01	0.15	0.60
Earnings per share – basic	$2.19	$2.72	$2.87

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Continuing operations	$2.18	$2.57	$2.27
Discontinued operations, net	0.01	0.15	0.59
Earnings per share – diluted	$2.19	$2.72	$2.86

We apply the if-converted method of accounting for our 8.00% Unsecured Convertible Notes that were issued in April 2009. In applying the if-converted method of accounting, conversion is assumed for purposes of calculating diluted earnings per share if the effect is dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method of accounting is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  Furthermore, we assume that our 8.00% Unsecured Convertible Notes are converted for the period prior to any retirement or actual conversion if the effect of such assumed conversion is dilutive, and any shares of common stock issued upon retirement or actual conversion are included in the denominator for the period after the date of retirement or conversion.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the years ended December 31, 2010 and 2009 since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common share holders from continuing operations during those periods.

2.  Basis of presentation and summary of significant accounting policies (continued)

Earnings per share (continued)

We also apply the if-converted method of accounting to our Series D Convertible Preferred Stock.  For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the years ended December 31, 2010, 2009, and 2008 since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”) when the average market price of our common stock is higher than the conversion price ($117.36 as of December 31, 2010). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred at the end of the reporting period pursuant to the treasury stock method.  For the years ended December 31, 2010, 2009, and 2008, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price of $117.36 and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows net income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income from continuing operations	$75,557	$128,775	$97,232
Income from discontinued operations, net	294	5,826	19,066
Gain on sales of land parcels	59,442	–	–
Net income attributable to Alexandria Real Estate Equities, Inc.	$135,293	$134,601	$116,298

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

2.  Basis of presentation and summary of significant accounting policies (continued)

Impact of recently issued accounting standards

In December 2010, the FASB issued an Accounting Standard Update (“ASU”) to address implementation issues associated with pro forma revenue and earnings disclosure requirements for material business combinations.  The new guidance clarified that if comparative financial statements are presented, an entity should present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period when preparing the pro forma financial information.  Additionally, entities must provide additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments.  The ASU is effective for business combinations consummated in periods beginning after December 15, 2010, and shall be applied prospectively as of the date of adoption.

In January 2010, the FASB issued an ASU to address implementation issues associated with the accounting for decreases in the ownership of a subsidiary. The new guidance clarified the scope of the entities covered by the guidance related to accounting for decreases in the ownership of a subsidiary and specifically excluded in-substance real estate or conveyances of oil and gas mineral rights from the scope.  Additionally, the new guidance expands the disclosures required for a business combination achieved in stages and deconsolidation of a business or nonprofit activity. The new guidance became effective for interim and annual periods ending on or after December 31, 2009 and must be applied on a retrospective basis to the first period that an entity adopted the new guidance related to noncontrolling interests.  The adoption of this new guidance did not have an impact on our consolidated financial statements.

3.   Investments in real estate, net

Our investments in real estate, net consisted of the following (in thousands):

	December 31,
	2010	2009
Land (related to rental properties)	$456,940	$474,859
Buildings and building improvements	3,906,689	3,249,866
Other improvements	183,140	179,230
Rental properties	4,546,769	3,903,955
Less: accumulated depreciation	(616,007)	(520,647)
Rental properties, net	3,930,762	3,383,308
Land held for future development	431,838	255,025
Construction in progress	1,045,536	1,400,795
Investment in unconsolidated real estate entity	36,678	–
Investments in real estate, net	$5,444,814	$5,039,128

Rental properties, net, land held for future development, and construction in progress

As of December 31, 2010 and 2009, certain of our rental properties were encumbered by deeds of trust and assignments of rents and leases associated with the properties. See Note 5, Secured Notes Payable.  The net book value of encumbered rental properties, net as of December 31, 2010 and 2009 was approximately $1.3 billion.

We lease space under noncancellable leases with remaining terms of up to 17 years.

As of December 31, 2010 and 2009, we had approximately $3.9 billion and $3.4 billion of rental properties, net aggregating 12.5 million and 11.2 million rentable square feet as of the end of each respective period.  Additionally, as of December 31, 2010 and 2009, we had approximately $431.8 million and $255.0 million, respectively, of land held for future development aggregating 8.3 million and 4.8 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.

3.   Investments in real estate, net (continued)

Rental properties, net, land held for future development, and construction in progress (continued)

As of December 31, 2010 and December 31, 2009, we had various projects, including development, redevelopment, and preconstruction projects, as well as projects in China and India, with a historical cost basis aggregating $1.0 billion and $1.4 billion, respectively, classified as construction in progress in the accompanying consolidated balance sheets.  As of December 31, 2010 and December 31, 2009, we had 755,463 and 575,152 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to life science laboratory space, including conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space. As of December 31, 2010 and December 31, 2009, we had 475,818 and 980,000 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science properties.  Additionally, as of December 31, 2010 and December 31, 2009, we had an aggregate of 3.0 million and 6.3 million rentable square feet, respectively, undergoing preconstruction activities (entitlements, permitting, design, and site work; activities prior to commencement of vertical construction of aboveground shell and core).  We also had projects in China and India aggregating 973,000 square feet as of December 31, 2010.  We are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized for the years ended December 31, 2010, 2009, and 2008, was approximately $72.8 million, $76.9 million and $74.2 million, respectively.  Total interest incurred for the years ended December 31, 2010, 2009, and 2008 was approximately $132.5 million, $148.4 million, and $152.8 million, respectively.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, as of December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$359,596
2012	324,820
2013	291,890
2014	258,538
2015	226,911
Thereafter	880,425
$2,342,180

Investment in unconsolidated real estate entity

In 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 428,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in January 2012 with an outstanding balance of $38.4 million as of December 31, 2010 and December 31, 2009.  We also have an option to extend the maturity date to April 2013.  In 2009, the entity entered into an interest rate cap agreement related to the secured note with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  The agreement sets a ceiling on one month LIBOR at 2.50% related to the secured note.  Prior to the adoption of the new VIE accounting literature, we determined that the entity qualified as a VIE for which we were also the entity’s primary beneficiary since we would absorb the majority of the entity’s expected losses and receive a majority of the entity’s expected residual returns.  As a result, we had consolidated the entity since its inception in 2007.  The new VIE accounting literature cites two criteria to determine the primary beneficiary of a VIE, both of which must be met to be deemed the primary beneficiary of a VIE.  Upon adoption of the new VIE accounting literature on January 1, 2010, we determined that we did not meet both criteria since we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  The decisions that most significantly impact the VIE’s economic performance require both our consent and that of our partner, including all major operating, investing, and financing decisions as well as decisions over major expenditures.  Because we share power over the decisions that most significantly impact the VIE’s economic performance, we determined that we are not the primary beneficiary of the VIE.  As of January 1, 2010, we prospectively deconsolidated the VIE at its carrying amounts, including a decrease of approximately $92.3 million of construction in progress, approximately $3.0 million of restricted cash, approximately $38.4 million of secured notes payable, and $24.0 million of redeemable noncontrolling interests, with a corresponding increase to investment in unconsolidated real estate entity pursuant to the equity method of approximately $33.7 million which is classified as investment in unconsolidated real estate entity on the consolidated balance sheets.  There was no adjustment to retained earnings upon adoption.  As of December 31, 2010, our investment in the unconsolidated entity was approximately $36.7 million.

3.   Investments in real estate, net (continued)

Investment in unconsolidated real estate entity (continued)

Our investment in the unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to this entity are allocated in accordance with the operating agreement.  When circumstances indicate there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.  For the year ended December 31, 2010, there were no indications of a reduction in the value of our investment in the unconsolidated real estate entity.

4.  Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies has been determined based upon the closing price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entities’ operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2010 and 2009, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

The following table summarizes our “available for sale” securities (in thousands):

	December 31,
	2010	2009
Adjusted cost of “available for sale” securities	$1,876	$1,518
Gross unrealized gains	6,196	7,417
Gross unrealized losses	(39)	(137)
Fair value of “available for sale” securities	$8,033	$8,798

Investments in “available for sale” securities with gross unrealized losses as of December 31, 2010 had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of our investment.  We believe that these unrealized losses are temporary and accordingly we have not recognized an other-than-temporary impairment related to “available for sale” securities as of December 31, 2010.

4.  Investments (continued)

Our investments in privately held entities as of December 31, 2010 and 2009 totaled approximately $75,866,000 and $64,084,000, respectively.  Of these totals, approximately $75,784,000 and $64,050,000, respectively, are accounted for under the cost method.  The remainder (approximately $82,000 and $34,000 as of December 31, 2010 and 2009, respectively) are accounted for under the equity method.   As of December 31, 2010 and 2009, there were no unrealized losses in our investments in privately held entities.

Net investment income of approximately $1,628,000, $2,139,000, and $8,005,000 was recognized in 2010, 2009 and 2008, respectively, and is included in other income in the accompanying consolidated statements of income.  Net investment income in 2010 consisted of equity in income related to investments in privately held entities accounted for under the equity method of approximately $48,000, gross realized gains of approximately $2,302,000, and gross realized losses of approximately $722,000.  Net investment income in 2009 consisted of equity in income related to investments in privately held entities accounted for under the equity method of approximately $39,000, gross realized gains of approximately $3,442,000, and gross realized losses of approximately $1,342,000.  Net investment income in 2008 consisted of equity in loss related to investments in privately held entities accounted for under the equity method of approximately $173,000, gross realized gains of approximately $8,841,000, and gross realized losses of approximately $663,000.  For the years ended December 31, 2010, 2009 and 2008, approximately $1,415,000, $2,272,000, and $10,816,000, respectively, was reclassified from accumulated other comprehensive income to realized gains, net and is included in other income.

5. Secured notes payable

Secured notes payable totaled approximately $790.9 million and $937.0 million as of December 31, 2010 and 2009, respectively. Our secured notes payable had weighted average interest rates of approximately 5.99% and 5.83% at December 31, 2010 and 2009, respectively, with maturity dates ranging from August 2011 to June 2035.

Our secured notes payable generally require monthly payments of principal and interest.  The total net book values of investments in real estate, net representing collateral for secured debt were approximately $1.3 billion and $1.4 billion as of December 31, 2010 and 2009, respectively.  At December 31, 2010, our secured notes payable were comprised of approximately $789.9 million and $1.0 million of fixed and variable rate debt, respectively, compared to approximately $831.5 million and $105.5 million of fixed and variable rate debt, respectively, at December 31, 2009.

Future principal payments due on secured notes payable as of December 31, 2010 were as follows (in thousands):

Year	Amount (1)
2011	$100,812
2012	13,073
2013	53,155
2014	230,561
2015	8,205
Thereafter	386,168
Subtotal	791,974
Unamortized discounts	(1,105)
Total	$790,869

(1)          Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $22.0 million, of which approximately $20.9 million matures in 2014.

6.  Unsecured line of credit and unsecured term loan

As of December 31, 2010, we had borrowings of $748 million and $750 million outstanding under our unsecured line of credit and unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 2.8%.

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006 and May 2, 2007 (the “Existing Credit Agreement”). The Third Amendment amended the Existing Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan (together the “Unsecured Credit Facility”) and provide an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Amended Credit Agreement (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the revolving credit facility was initially set at 2.4%.  The Applicable Margin for the LIBOR borrowings under the unsecured term loan was not amended in the Third Amendment and was 1.0% as of December 31, 2010.

Under the Third Amendment, the maturity date for the unsecured revolving credit facility will be January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the $750 million unsecured term loan remained unchanged at October 2012, assuming we exercise our sole right to extend the maturity date by one year.

The Third Amendment became effective in January 2011 and modified certain financial covenants with respect to the Unsecured Credit Facility, including the fixed charge coverage ratio, secured debt ratio, leverage ratio, and minimum book value, and added covenants relating to an unsecured leverage ratio and unsecured debt yield.  The requirements of the key financial covenants under the Third Amendment are as follows:

•                                leverage ratio less than or equal to 60%

•                                unsecured leverage ratio less than or equal to 60%

•                                fixed charge coverage ratio greater than or equal to 1.5

•                                unsecured debt yield greater than or equal to 11% until June 30, 2011 and 12% thereafter

•                                minimum book value greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after the effective date of the Third Amendment

•                                secured debt ratio less than or equal to 40%

As of December 31, 2010, our Existing Credit Agreement contained financial covenants, including, among others, the following key financial covenants (as defined under the terms of the Existing Credit Agreement):

•                            leverage ratio less than or equal to 65.0%

•                            fixed charge coverage ratio greater than or equal to 1.4

•                            minimum book value greater than or equal to $2.1 billion

•                            secured debt ratio less than or equal to 55.0%

In addition, the terms of the unsecured line of credit and unsecured term loan restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, and encumbered and unencumbered assets.  As of December 31, 2010 and 2009, we were in compliance with all such covenants.

7.  Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes outstanding as of Deember 31, 2010 and December 31, 2009, and for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands, except conversion rates):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	December 31,	December 31,	December 31,		December 31,
	2010	2009	2010		2009
Principal amount	$250	$240,000	$301,934		$384,700
Unamortized discount	20	24,098	6,871		16,673
Net carrying amount of liability component	$230	$215,902	$295,063		$368,027

Carrying amount of equity component	$27	$26,216	$28,769		$43,538
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,047	5,797,101	N/A	(1)	N/A	(1)

Issuance date	April 2009	January 2007
Stated coupon interest rate	8.00%	3.70%
Effective interest rate	11.0%	5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	$41.34	$117.36

	8.00% Unsecured			3.70% Unsecured
	Convertible Notes			Convertible Notes
	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
Contractual interest coupon	$8,806	$13,013	$–	$14,093	$15,108	$17,020
Amortization of discount on liability component	2,081	2,912	–	7,914	7,907	8,403
Total interest cost	$10,887	$15,925	$–	$22,007	$23,015	$25,423

(1)                                  Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the December 31, 2010 and 2009 closing stock prices of our common stock of $73.26 and $64.29, respectively, and the conversion price of our 3.70% Unsecured Convertible Notes of $117.36 as of December 31, 2010 and 2009, the if-converted value of the notes did not exceed the principal amount as of December 31, 2010 or 2009, and accordingly, no shares of our common stock would have been issued if the notes were settled on December 31, 2010 or 2009.

7.  Unsecured convertible notes (continued)

8.00% Unsecured Convertible Notes

In April 2009, we completed a private offering of $240 million of 8.00% Unsecured Convertible Notes.  At issuance, the 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2010, the 8.00% Unsecured Convertible Notes had a conversion rate of approximately 24.1887 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $41.34 per share of our common stock.

In June 2010, we completed an exchange of our 8.00% Unsecured Convertible Notes for shares of our common stock and cash (the “Exchange Offer”).  The terms of the Exchange Offer included an offer price per $1,000 principal amount of our outstanding unsecured convertible notes of an equivalent number of common shares per bond allowed for under the holder conversion option, or 24.1546 shares, plus a cash premium of $180.  Upon completion of the Exchange Offer, we retired approximately $232.7 million of our 8.00% Unsecured Convertible Notes (representing approximately 97% of the $240.0 million aggregate principal amount of our 8.00% Unsecured Convertible Notes outstanding prior to the Exchange Offer) in exchange for 5,620,256 shares of our common stock and cash payments of approximately $41.9 million.  Additionally, we paid approximately $3.1 million in accrued and unpaid interest on the retired portion of our 8.00% Unsecured Convertible Notes to, but excluding, the settlement date.

Upon completion of the Exchange Offer, the total value of the consideration of the Exchange Offer was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $196.8 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  In connection with the Exchange Offer, we recognized a loss on early extinguishment of debt of approximately $41.5 million, including approximately $4.7 million in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt on the accompanying consolidated income statements for the year ended December 31, 2010.

In July 2010, we repurchased, in a privately negotiated transaction, an additional $7.1 million of our 8.00% Unsecured Convertible Notes for an aggregate cash price of approximately $12.8 million (the “8.00% Repurchase”).  Upon completion of the 8.00% Repurchase, the total value of the consideration of the 8.00% Repurchase was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $5.2 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of the 8.00% Repurchase, we recognized a loss on early extinguishment of debt of approximately $1.3 million, including approximately $140,000 in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt on the accompanying consolidated income statements for the year ended December 31, 2010.

As of December 31, 2010, $250,000 principal amount of our 8.00% Unsecured Convertible Notes remained outstanding.

7.  Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes

In January 2007, we completed a private offering of $460 million of 3.70% Unsecured Convertible Notes.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2010, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

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

In April 2009, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $75 million at an aggregate cash price of approximately $59.2 million.  As a result of the repurchases, we recognized a gain on early extinguishment of debt of approximately $11.3 million, net of approximately $860,000 in unamortized issuance costs.  The gain was classified as gain on early extinguishment of debt on the accompanying consolidated income statements for the year ended December 31, 2009.

In December 2010, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $82.8 million at an aggregate cash price of approximately $84.6 million (the “2010 3.70% Repurchases”).  Upon completion of the 2010 3.70% Repurchases, the total value of the consideration of the 2010 3.70% Repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $1.7 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of the 2010 3.70% Repurchases, we recognized a loss on early extinguishment of debt of approximately $2.4 million, net of approximately $0.4 in unamortized issuance costs.  The loss was classified as a loss on early extinguishment of debt on the accompanying consolidated income statements for the year ended December 31, 2010.

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

The effective portion of changes in the fair value of our interest rate hedge agreements designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.  During the years ended December 31, 2010 and 2009, our interest rate hedge agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the years ended December 31, 2010, 2009, and 2008, our interest rate hedge agreements were 100% effective.  Accordingly, we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

8. Interest rate hedge agreements (continued)

As of December 31, 2010 and December 31, 2009, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $44.7 million and $49.9 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized gain (loss) in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive income are recognized in the periods that the forecasted hedge transactions affect earnings.  For the years ended December 31, 2010, 2009, and 2008, approximately $30.6 million, $38.9 million, and $15.4 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $20.8 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

As of December 31, 2010, we had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Dates	Effective Dates	Termination Dates	Interest Pay Rates	Notional Amounts	Effective at December 31, 2010	Fair Values
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,908)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(3,448)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,884)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(2,124)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(2,126)
October 2008	September 30, 2009	January 31, 2011	3.119	100,000	100,000	(246)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(8,925)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(8,942)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	100,000	(8,042)
Total					$550,000	$(44,645)

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

9. Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code.  In addition to employee contributions, we have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $1,404,000, $809,000, and $1,289,000, respectively, for the years ended December 31, 2010, 2009, and 2008. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the Company.

9. Commitments and contingencies (continued)

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  We have not experienced any losses to date on our invested cash.

We are dependent on rental income from relatively few tenants in the life science industry.  The inability of any single tenant to make its lease payments could adversely affect our operations.  As of December 31, 2010, we held 453 leases with a total of 373 tenants and 73 of our 167 properties were each leased to a single tenant.  At December 31, 2010, our three largest tenants accounted for approximately 14.1% of our aggregate annualized base rent.

We generally do not require collateral or other security from our tenants, other than security deposits.  In addition to security deposits held in cash, we held approximately $31.1 million in irrevocable letters of credit available from certain tenants as security deposits for 159 leases as of December 31, 2010.

Commitments

As of December 31, 2010, remaining aggregate costs under contracts for the construction of properties undergoing development and redevelopment and generic life science laboratory infrastructure improvements under the terms of leases approximated $107.5 million.  We expect payments for these obligations to occur over the next one to three years, subject to capital planning adjustments from time to time.  We were also committed to fund approximately $52.1 million for certain investments over the next six years.

As of December 31, 2010, we were committed under the terms of ground leases for 21 of our properties and land development parcels.  These lease obligations aggregate approximately $7.6 million in 2011, $8.2 million in 2012, $8.7 million in 2013, $8.5 million in 2014, $8.3 million in 2015, and $572.7 million thereafter, and have remaining lease terms from 22 to 95 years, exclusive of extension options.  In addition, as of December 31, 2010, we were committed under the terms of certain operating leases for our headquarters and field offices.  These lease obligations totaling approximately $3.4 million as of December 31, 2010 have remaining lease terms of less than one year up to nine years, exclusive of extension options.

10.  Issuances of common stock

In September 2010, we sold 5,175,000 shares of our common stock in a follow-on offering (including 675,000 shares issued upon full exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $69.25 per share, resulting in aggregate proceeds of approximately $342.3 million (after deducting underwriters’ discounts and other offering costs).

In June 2010, we completed our Exchange Offer.  Pursuant to the terms of the Exchange Offer, we issued 5,620,256 shares of our common stock and paid approximately $41.9 million in cash, as consideration for the exchange of approximately $232.7 million of our 8.00% Unsecured Convertible Notes.  See Note 7, Unsecured Convertible Notes.

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

11.  Preferred stock and excess stock

Series C Preferred Stock

In June 2004, we completed a public offering of 5,185,500 shares of our Series C Preferred Stock (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters’ discounts and other offering costs).  The dividends on our Series C Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $2.09375 per share.  Our Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and were not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT.  Investors in our Series C Preferred Stock generally have no voting rights.  On or after June 29, 2009, we may, at our option, redeem our Series C Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Series D Convertible Preferred Stock

In March and April 2008, we completed a public offering of 10,000,000 shares of Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $242 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption provisions and we are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2010 the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 15,185,500 shares were issued and outstanding as of December 31, 2010.  In addition, 200,000,000 shares of “excess stock” (as defined) are authorized, none of which were issued and outstanding at December 31, 2010.

12.  Stock plan

Restated 1997 stock plan

In 1997, we adopted a stock option and incentive plan for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives and promoting the success of the Company by providing employees the opportunity to acquire common stock pursuant to (1) options to purchase common stock and (2) share awards.  In May 2010, we amended and restated our 1997 stock option and incentive plan (the “Restated 1997 Stock Plan”) to increase the number of shares reserved for the grant of awards, implement a fungible reserve, and extend the term of the Restated 1997 Stock Plan until May 2020, among other amendments.  As of December 31, 2010, a total of 3,019,340 shares were reserved for the granting of future options and share awards under the Restated 1997 Stock Plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire ten years after the date of grant. The options outstanding under the Restated 1997 Stock Plan expire at various dates through October 2012. We have not granted any stock options since 2002.

12.  Stock plan (continued)

Restated 1997 stock plan (continued)

A summary of the stock option activity under our Restated 1997 Stock Plan and related information for the years ended December 31, 2010, 2009 and, 2008 follows:

	2010		2009		2008
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	118,225	$43.55	186,054	$43.88	255,345	$41.80
Granted	–	–	–	–	–	–
Exercised	(66,375)	43.34	(67,829)	44.46	(69,291)	36.22
Forfeited	–	–	–	–	–	–
Outstanding at end of year	51,850	$43.82	118,225	$43.55	186,054	$43.88
Exercisable at end of year	51,850	$43.82	118,225	$43.55	186,054	$43.88
Weighted average fair value of options granted		$–		$–		$–

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Range of Exercise Prices	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
$37.00 - $43.00	$39.50	16,850	0.8
$43.50 - $43.50	43.50	15,000	1.2
$47.69 - $47.69	47.69	20,000	1.5
$37.00 - $47.69	$43.82	51,850	1.2

The aggregate intrinsic value of options outstanding as of December 31, 2010 was approximately $1.5 million.

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

As of December 31, 2010 and 2009 there were 489,010 and 455,182 shares, respectively, of nonvested awards outstanding. During 2010, we granted 308,528 shares of common stock, 271,450 share awards vested, and 3,250 shares were forfeited.  During 2009, we granted 312,661 shares of common stock, 331,650 share awards vested, and 1,250 shares were forfeited.  During 2008, we granted 230,663 shares of common stock, 209,523 share awards vested, and 3,675 shares were forfeited.  The weighted average grant-date fair value of share awards granted during 2010 was approximately $69.03 per share, and the total fair value of share awards vested, based on the market price on the vesting date, was approximately $18.8 million.  As of December 31, 2010, there was $28.6 million of unrecognized compensation related to nonvested share awards under the Restated 1997 Stock Plan, which is expected to be recognized over the next three years and has a weighted average period of approximately 13 months.  Capitalized stock compensation was approximately $8,376,000, $8,774,000, and $7,019,000 in 2010, 2009, and 2008, respectively, and is included as a reduction of general and administrative costs in the accompanying consolidated statements of income.

13.  Noncontrolling interests

Noncontrolling interests represent the third party interests in certain entities in which we have a controlling interest. These entities own eight properties and three development parcels as of December 31, 2010 and are included in our consolidated financial statements.  As of December 31, 2009, noncontrolling interests also included a third party interest in a VIE in which we had determined we were the primary beneficiary.  On January 1, 2010, we deconsolidated the VIE upon adoption of the new VIE accounting literature.  See “Variable Interest Entity” in Note 2 and “Investment in Unconsolidated Real Estate Entity” in Note 3 for further discussion on the VIE.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent previously recorded increases have been recorded pursuant to the preceding sentence.  As of December 31, 2010 and December 31, 2009, our redeemable noncontrolling interest balances were approximately $15.9 million and $41.4 million, respectively.  Our remaining noncontrolling interests aggregating approximately $41.6 million and $41.2 million as of December 31, 2010 and December 31, 2009, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

14.  Non-cash transactions

During the year ended December 31, 2010, our non-cash transactions comprised of assumption of secured notes payable approximating $21.1 million and recording the value of acquired above and below market leases aggregating approximately $7.0 million net below market leases in connection with our 2010 acquisitions.

During the year ended December 31, 2008, building improvements and equipment aggregating $13.4 million were transferred to the Company in a non-cash transaction.  The amount of building improvements and equipment recognized in this transaction were determined based upon the estimated fair value of the improvements received.  This amount is also recognized as additional rental income amortized over the remaining term of the applicable lease.

15.  Discontinued operations and sales of land parcels

The following is a summary of income from discontinued operations, net and net assets of discontinued operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total revenue	$794	$4,860	$7,750
Operating expenses	423	904	1,869
Revenue less operating expenses	371	3,956	5,881
Interest expense	–	24	1,181
Depreciation expense	101	733	1,385
Income from discontinued operations before gain/loss on sales of real estate	270	3,199	3,315
Gain/loss on sales of real estate	24	2,627	15,751
Income from discontinued operations, net	$294	$5,826	$19,066

	December 31,
	2010	2009
Properties “held for sale,” net	$1,859	$30,583
Other assets	90	1,591
Total assets	$1,949	$32,174
Total liabilities	133	1,596
Net assets of discontinued operations	$1,816	$30,578

Income from discontinued operations, net for the year ended December 31, 2010 includes the results of operations of one operating property that was classified as “held for sale” as of December 31, 2010 and the results of operations and gains related to the sale of one operating property sold during 2010.  During the year ended December 31, 2010, we sold one property located in the Seattle market that had been classified as “held for sale” as of December 31, 2009.  Income from discontinued operations, net for the year ended December 31, 2009 includes the results of operations of one operating property that was classified as “held for sale” as of December 31, 2010, the results of operations of one operating property sold in 2010, and results of operations and gain on sales of four operating properties sold during 2009.  Income from discontinued operations, net for the year ended December 31, 2008 includes the results of operations of one property that was classified as “held for sale” as of December 31, 2010, the results of operations of one operating property sold in 2010, the results of operations of four operating properties sold during 2009, and the results of operations and gain on sales of eight operating properties sold during 2008.  During the year ended December 31, 2008, we recorded a non-cash impairment charge of $4,650,000 related to an industrial building located in a suburban submarket south of Boston and an office building located in the San Diego market. We sold the industrial building located in a suburban submarket south of Boston and the office building located in the San Diego market later in 2008.

During the year ended December 31, 2010, we completed sales of land parcels in Mission Bay, San Francisco for an aggregate sales price of approximately $278 million at a gain of approximately $59.4 million.  The land parcels we sold during the year ended December 31, 2010 did not meet the criteria for discontinued operations since the parcels did not have any significant operations prior to disposition.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  Accordingly for the year ended December 31, 2010, we classified the $59.4 million gain on sales of land parcels below income from discontinued operations, net in the consolidated income statements.

16.  Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2010 and 2009 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2010
Revenues (1)	$116,493	$117,010	$121,629	$132,171
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$20,542	$(20,393)	$22,235	$83,241

Earnings (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic (2)	$0.47	$(0.45)	$0.45	$1.52
Diluted (2)	$0.47	$(0.45)	$0.45	$1.52

	Quarter
	First	Second	Third	Fourth
2009
Revenues (1)	$131,435	$120,917	$115,760	$115,060
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,768	$32,298	$18,203	$21,650

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic (2)	$1.01	$0.83	$0.47	$0.50
Diluted (2)	$1.01	$0.82	$0.47	$0.49

(1)          All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q’s to reclassify amounts related to discontinued operations.  See Note 15, Discontinued Operations and Sales of Land Parcels.

(2)          Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the change in the number of common shares outstanding.

17.  Subsequent events

In February 2011, we closed on an unsecured term loan for $250 million.  The unsecured term loan bears interest at LIBOR or the specified base rate, plus in either case a margin specified in the loan agreement.  The applicable margin for the unsecured term loan was initially set at 2.0% at the time of closing.  The maturity date for the unsecured term loan is January 2015, assuming we exercise our sole right to extend the maturity date by an additional 11 months.  The net proceeds from this loan was used to reduce outstanding borrowings on our unsecured line of credit.

Alexandria Real Estate Equities, Inc.

Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

				Costs
				Capitalized
				Subsequent
		Initial Costs		to Acquisition	Total Costs
			Buildings &	Buildings &		Buildings &		Accumulated			Date of	Date
Property	Market	Land	Improvements	Improvements	Land	Improvements	Total (17)	Depreciation (1)	Encumbrances		Construction (2)	Acquired

129/161/165 North Hill Avenue & 6 Thomas	California - San Diego	3,091	5,546	14,761	3,091	20,307	23,398	(4,331)	$-		2002/2008	1999/2006
10931/10933 North Torrey Pines Road	California - San Diego	1,321	5,960	8,034	1,321	13,994	15,315	(4,541)	-		2009	1994
3010 Science Park Road	California - San Diego	1,013	-	17,248	1,013	17,248	18,261	(8,360)	20,487	(6)	2000	1994
10975 North Torrey Pines Road	California - San Diego	620	9,531	9,747	620	19,278	19,898	(3,797)	-		2005	1994
11025/11035/11045 Roselle Street	California - San Diego	1,672	8,709	9,804	1,672	18,513	20,185	(3,736)	8,283	(4)	1998/2006/2008	1997/2000/2000
4757/4767 Nexus Centre Drive	California - San Diego	4,796	24,590	15,468	4,796	40,058	44,854	(10,007)	20,504		1989/2006	1998
3530/3550 John Hopkins Court & 3535/3565 General Atomics Court	California - San Diego	3,878	27,600	24,214	3,878	51,814	55,692	(16,127)	-		2000/1999/2010/2009	1997/1997/1994/1994
6146/6166 Nancy Ridge Drive	California - San Diego	1,248	3,839	4,506	1,248	8,345	9,593	(4,066)	-		2001/1997	1998
10505 Roselle Street & 3770 Tansy Street	California - San Diego	1,095	3,074	3,862	1,095	6,936	8,031	(3,222)	-		1999	1998
9363/9373/9393 Towne Centre Drive	California - San Diego	853	26,861	17,319	853	44,180	45,033	(12,381)	36,881	(3)	2003/2000/2010	1999
9880 Campus Point Drive	California - San Diego	4,246	16,165	19,996	4,246	36,161	40,407	(4,915)	8,500		2005	2001
6138-6150 Nancy Ridge Drive	California - San Diego	1,984	10,397	243	1,984	10,640	12,624	(1,847)	12,365	(3)	2001	2003
5810-5820 Nancy Ridge Drive	California - San Diego	3,492	18,285	680	3,492	18,965	22,457	(2,969)	-		2000	2004
13112 Evening Creek Drive	California - San Diego	7,393	27,950	53	7,393	28,003	35,396	(2,556)	12,965	(6)	2007	2007
3115/3215 Merryfield Row	California - San Diego	19,576	78,438	3,346	19,576	81,784	101,360	(7,124)	-		2001	2007
6175/6225/6275 Nancy Ridge Drive	California - San Diego	3,914	13,870	783	3,914	14,653	18,567	(2,351)	-		1995/2005/1995	2007
7330 Carroll Road	California - San Diego	2,650	19,878	284	2,650	20,162	22,812	(219)	-		2007	2010
5200 Research Place	California - San Diego	17,329	96,606	703	17,329	97,309	114,638	(739)	-		2004	2010
5871 Oberlin Drive	California - San Diego	1,349	8,016	111	1,349	8,127	9,476	(17)	7,125	(15)	2004	2010
3985 Sorrento Valley Boulevard	California - San Diego	2,422	15,456	140	2,422	15,596	18,018	(35)	8,399	(16)	2007	2010
10300 Campus Point Drive	California - San Diego	8,854	50,782	1,713	8,854	52,495	61,349	(194)	-		2009	2010
849/863 Mitten Road & 866 Malcolm Road	California - San Francisco Bay	3,211	8,665	12,606	3,211	21,271	24,482	(5,845)	-		2002	1998
2625/2627/2631 Hanover Street	California - San Francisco Bay	-	6,628	8,520	-	15,148	15,148	(6,047)	-		2000	1999
2425 Garcia Ave & 2400/2450 Bayshore Pky	California - San Francisco Bay	-	21,323	22,940	-	44,263	44,263	(11,869)	-		2008	1999
341/343 Oyster Point Blvd	California - San Francisco Bay	7,038	-	23,904	7,038	23,904	30,942	(11,535)	-		2009/2001	2000
901/951 Gateway Boulevard	California - San Francisco Bay	11,917	38,417	237	11,917	38,654	50,571	(10,051)	56,878	(5)	2000/2002	2002
681 Gateway Boulevard	California - San Francisco Bay	8,250	33,846	4,277	8,250	38,123	46,373	(5,164)	48,109	(5)	2006	2002
3165 Porter Drive	California - San Francisco Bay	-	19,154	1,302	-	20,456	20,456	(3,568)	22,080	(3)	2002	2003
249 E. Grand Avenue	California - San Francisco Bay	6,166	-	50,513	6,166	50,513	56,679	(3,172)	-		2008	N/A
1700 Owens Street	California - San Francisco Bay	7,228	-	82,291	7,228	82,291	89,519	(7,535)	-		2007	N/A
1500 Owens Street	California - San Francisco Bay	6,292	-	60,838	6,292	60,838	67,130	(1,959)	-		2007	N/A
455 Mission Bay Boulevard	California - San Francisco Bay	7,585	-	61,779	7,585	61,779	69,364	(1,345)	-		2007	N/A
7000 Shoreline Court	California - San Francisco Bay	7,038	39,704	5,106	7,038	44,810	51,848	(7,127)	33,416	(5)	2001	2004
3350 W. Bayshore Road	California - San Francisco Bay	4,800	6,693	9,564	4,800	16,257	21,057	(1,740)	-		1982	2005
75 & 125 Shoreway Road	California - San Francisco Bay	6,617	7,091	10,182	6,617	17,273	23,890	(1,381)	-		2008	2006
600/630/650 Gateway Boulevard	California - San Francisco Bay	25,258	48,796	5,784	25,258	54,580	79,838	(5,514)	-		2002	2006
500 Forbes Boulevard	California - San Francisco Bay	38,911	75,337	13,604	38,911	88,941	127,852	(7,606)	-		2001	2007
79/96 Charelstown Navy Yard	Greater Boston	-	-	9,205	-	9,205	9,205	(2,048)	5,068	(9)	1991	1998
60 Westview Street	Greater Boston	960	3,032	9,158	960	12,190	13,150	(2,443)	-		2003	1998
One Innovation Drive	Greater Boston	2,734	14,567	5,956	2,734	20,523	23,257	(6,451)	-		1991	1999
377 Plantation Street	Greater Boston	2,352	14,173	3,004	2,352	17,177	19,529	(6,263)	-		1993	1998
381 Plantation Street	Greater Boston	651	-	20,973	651	20,973	21,624	(9,490)	-		2000	2000
500 Arsenal Street	Greater Boston	1,635	3,559	8,130	1,635	11,689	13,324	(10,329)	-		2001	2000
29 Hartwell Avenue	Greater Boston	1,475	7,194	11,429	1,475	18,623	20,098	(7,798)	13,294	(9)	2002	2001
780/790 Memorial Drive	Greater Boston	-	-	43,417	-	43,417	43,417	(12,972)	-		2002	2001
480 Arsenal	Greater Boston	6,413	5,457	44,691	6,413	50,148	56,561	(8,202)	-		2003	2001
35 Hartwell Avenue	Greater Boston	2,567	4,522	9,764	2,567	14,286	16,853	(3,085)	12,272	(3)	2004	2003
306 Belmont Street	Greater Boston	1,578	10,195	1,048	1,578	11,243	12,821	(1,850)	-		2003	2004
350 Plantation Street	Greater Boston	228	1,501	328	228	1,829	2,057	(367)	-		2003	2004
35 Wiggins Avenue	Greater Boston	876	5,033	185	876	5,218	6,094	(790)	-		1997	2004
30 Bearfoot Road	Greater Boston	1,220	22,375	44	1,220	22,419	23,639	(3,269)	-		2000	2005
100 Beaver Street	Greater Boston	1,466	9,046	8,557	1,466	17,603	19,069	(2,207)	-		2006	2005
44 Hartwell Avenue	Greater Boston	1,341	8,448	659	1,341	9,107	10,448	(1,241)	-		2000	2005
19 Presidential Way	Greater Boston	12,833	27,333	64	12,833	27,397	40,230	(3,880)	-		1999	2005
13-15 DeAngelo Drive	Greater Boston	750	3,312	54	750	3,366	4,116	(474)	2,237	(10)	2001	2005
161 First Street	Greater Boston	2,749	7,679	7,716	2,749	15,395	18,144	(1,781)	-		2006	2005
155 Fortune Boulevard	Greater Boston	1,440	5,238	15	1,440	5,253	6,693	(722)	-		1996	2005
45-47 Wiggins Ave	Greater Boston	893	4,000	6,582	893	10,582	11,475	(927)	1,464	(11)	2008	2005
167 Sidney Street	Greater Boston	-	3,554	7,114	-	10,668	10,668	(954)	-		2006	2005
6-8 Preston Court	Greater Boston	1,278	7,057	488	1,278	7,545	8,823	(968)	-		2000	2005
300 Third Street	Greater Boston	-	54,481	17,482	-	71,963	71,963	(9,156)	-		2001	2006
130 Forbes Boulevard	Greater Boston	2,342	9,890	795	2,342	10,685	13,027	(1,590)	-		2006	2006
Technology Square	Greater Boston	-	619,658	54,427	-	674,085	674,085	(69,001)	217,479	(12)	1999-2009	2006
99 Erie Street	Greater Boston	-	9,059	604	-	9,663	9,663	(984)	-		1998	2006
111 Forbes Boulevard	Greater Boston	804	5,835	1,213	804	7,048	7,852	(675)	-		2006	2007
215 First Street	Greater Boston	37,580	46,273	26,778	37,580	73,052	110,632	(4,458)	-		2000	2007
3 Preston Court	Greater Boston	1,049	2,310	4,881	1,049	7,190	8,239	(47)	-		2010	2008

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

				Costs
				Capitalized
				Subsequent
		Initial Costs		to Acquisition	Total Costs
			Buildings &	Buildings &		Buildings &		Accumulated			Date of	Date
Property	Market	Land	Improvements	Improvements	Land	Improvements	Total (17)	Depreciation (1)	Encumbrances		Construction (2)	Acquired

International - Canada	International - Canada	3,408	21,726	109	3,408	21,835	25,243	(3,179)	-		2004	2005
International - Canada	International - Canada	8,138	24,534	117	8,138	24,651	32,789	(3,128)	-		1999	2005
International - Canada	International - Canada	2,653	9,872	330	2,653	10,202	12,855	(1,275)	-		2003	2005
International - Canada	International - Canada	2,398	4,928	9,895	2,398	14,823	17,221	(1,078)	-		2008	2007
5100 Campus Drive	NYC/New Jersey/Suburban Philadelphia	327	2,117	596	327	2,713	3,040	(946)	2,290	(9)	1989	1998
5110 Campus Drive	NYC/New Jersey/Suburban Philadelphia	327	2,117	183	327	2,300	2,627	(768)	2,734	(9)	1989	1998
702 Electronic Drive	NYC/New Jersey/Suburban Philadelphia	600	3,110	3,859	600	6,969	7,569	(4,194)	-		1998	1998
210 Welsh Pool Road	NYC/New Jersey/Suburban Philadelphia	621	4,258	2,971	621	7,229	7,850	(818)	-		1968	2004
200 Lawrence Road	NYC/New Jersey/Suburban Philadelphia	1,289	12,039	135	1,289	12,174	13,463	(2,112)	-		2004	2004
102 Witmer Road	NYC/New Jersey/Suburban Philadelphia	1,625	19,715	5,646	1,625	25,361	26,986	(3,378)	-		2002	2006
701 Veterans Circle	NYC/New Jersey/Suburban Philadelphia	1,468	7,885	24	1,468	7,909	9,377	(655)	-		2007	2007
100 Phillips Parkway	NYC/New Jersey/Suburban Philadelphia	1,840	2,298	14,577	1,840	16,875	18,715	(6,400)	10,404	(9)	1999	1998
279 Princeton Road	NYC/New Jersey/Suburban Philadelphia	1,075	1,438	4,647	1,075	6,085	7,160	(2,862)	-		1999	1998
450 E. 29th Street	NYC/New Jersey/Suburban Philadelphia	-	-	254,959	-	254,959	254,959	(1,952)	-		2010	N/A
100 Capitola Drive	Southeast	337	5,794	3,920	337	9,714	10,051	(2,654)	-		1986	1998
800/801 Capitola Drive	Southeast	576	11,688	16,413	576	28,101	28,677	(11,050)	-		1985/2009	1998
5 Triangle Drive	Southeast	161	3,409	2,745	161	6,154	6,315	(1,432)	-		1981	1998
108/110/112/114 Alexander Road	Southeast	-	376	41,336	-	41,712	41,712	(5,711)	-		2000	1999
7010/7020/7030 Kit Creek	Southeast	1,065	21,218	18,277	1,065	39,495	40,560	(6,882)	-		2005/2005/2008	2000
2525 E. NC Highway 54	Southeast	713	12,827	729	713	13,556	14,269	(2,210)	7,756		1995	2004
601 Keystone Park Drive	Southeast	785	11,546	5,054	785	16,600	17,385	(1,430)	-		2009	2006
555 Heritage Drive	Southeast	2,919	5,311	11,640	2,919	16,951	19,870	(648)	-		2010	2006
401 Professional Drive	Suburban Washington, D.C.	1,129	6,941	4,094	1,129	11,035	12,164	(2,937)	-		2007	1996
25/35/45 West Watkins Mill Road	Suburban Washington, D.C.	3,281	14,416	1,867	3,281	16,283	19,564	(5,354)	-		1997	1996
1330 Piccard Drive	Suburban Washington, D.C.	2,800	11,533	25,937	2,800	37,470	40,270	(8,069)	-		2005	1997
708 Quince Orchard Road	Suburban Washington, D.C.	1,267	3,031	6,447	1,267	9,478	10,745	(6,468)	-		2008	1997
1405/1413 Research Boulevard	Suburban Washington, D.C.	3,850	31,557	17,361	3,850	48,918	52,768	(11,898)	-		2006/2000	1997/1996
1500/1550 East Gude Drive	Suburban Washington, D.C.	1,523	7,731	3,017	1,523	10,748	12,271	(3,747)	12,121	(7)	2003/1995	1997
8000/9000/10000 Virginia Manor Road	Suburban Washington, D.C.	-	13,679	2,545	-	16,224	16,224	(5,791)	15,016	(7)	2003	1998
1201 Clopper Road	Suburban Washington, D.C.	2,463	493	23,593	2,463	24,086	26,549	(10,601)	14,959	(8)	2007	1998
19/20/22 Firstfield Road	Suburban Washington, D.C.	2,294	13,425	16,145	2,294	29,570	31,864	(8,151)	-		2000/2001/2003	1998/2000/2000
1300 Quince Orchard Road	Suburban Washington, D.C.	970	5,138	232	970	5,370	6,340	(1,475)	-		2003	2000
930/940 Clopper Road	Suburban Washington, D.C.	1,883	9,370	4,177	1,883	13,547	15,430	(4,424)	10,422	(8)	1992/2009	2001/1997
5 Research Place	Suburban Washington, D.C.	1,466	5,708	19,865	1,466	25,573	27,039	(3,185)	-		2010	2001
9 W. Watkins Mill Road	Suburban Washington, D.C.	2,773	23,906	5,385	2,773	29,291	32,064	(4,069)	-		1999	2004
12301 Parklawn Drive	Suburban Washington, D.C.	1,476	7,267	101	1,476	7,368	8,844	(1,161)	-		2007	2004
15010 Broschart Road	Suburban Washington, D.C.	1,360	2,989	567	1,360	3,556	4,916	(1,073)	-		1999	2004
9920 Medical Center Drive	Suburban Washington, D.C.	-	8,271	87	-	8,358	8,358	(1,303)	-		2002	2004
5 Research Court	Suburban Washington, D.C.	1,647	13,258	4,786	1,647	18,044	19,691	(4,439)	-		2007	2004
910 Clopper Road	Suburban Washington, D.C.	5,527	26,365	7,553	5,527	33,918	39,445	(5,400)	-		2005	2004
9800 Medical Center Drive	Suburban Washington, D.C.	7,313	72,736	31,420	7,313	104,156	111,469	(22,762)	76,000		2002-2010	2004
620 Professional Drive	Suburban Washington, D.C.	784	4,705	196	784	4,901	5,685	(700)	2,978	(13)	2003	2005
16020 Industrial Drive	Suburban Washington, D.C.	2,924	19,664	536	2,924	20,200	23,124	(2,644)	-		1983	2005
14920 Broschart Road	Suburban Washington, D.C.	2,328	10,185	213	2,328	10,398	12,726	(106)	6,559	(14)	1998	2010
950 Wind River Lane	Suburban Washington, D.C.	2,000	11,000	1,050	2,000	12,050	14,050	-	-		2009	2010
14225 Newbrook Drive	Suburban Washington, D.C.	4,800	27,639	390	4,800	28,029	32,829	(9,667)	29,592	(6)	2006	1997
1124 Columbia Street	Washington - Seattle	2,767	22,916	26,817	2,767	49,733	52,500	(16,396)	-		1997	1996
3000/3018 Western Avenue	Washington - Seattle	1,432	7,497	13,331	1,432	20,828	22,260	(5,242)	-		2000	1998
1201/1208 Eastlake Avenue	Washington - Seattle	5,810	47,149	14,955	5,810	62,104	67,914	(12,524)	43,745	(6)	1997	2002
1616 Eastlake Avenue	Washington - Seattle	6,940	-	62,676	6,940	62,676	69,616	(10,732)	-		2004	N/A
410 W. Harrison/410 Elliott Avenue West	Washington - Seattle	3,857	1,989	10,334	3,857	12,323	16,180	(1,253)	-		2008/2006	2004
1551 Eastlake Avenue	Washington - Seattle	8,525	20,064	408	8,525	20,472	28,997	(3,059)	-		2000	2004
1600 Fairview Avenue	Washington - Seattle	2,212	6,788	5,937	2,212	12,725	14,937	(1,213)	-		2007	2005
199 E. Blaine Street	Washington - Seattle	6,528	-	71,631	6,528	71,631	78,159	(1,756)	960		2010	N/A
1201 & 1209 Mercer St	Washington - Seattle	5,032	1,111	1	5,032	1,112	6,144	(803)	-		1998	2007
801 Dexter Avenue North	Washington - Seattle	4,295	3,914	174	4,295	4,088	8,383	(451)	-		1996	2007
Various	Various	1,038	6,595	127,395	1,038	133,987	135,025	(12,978)	7,527

		456,940	2,349,224	1,740,608	456,940	4,089,829	4,546,769	(616,007)	$790,869

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

(1)	The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvement.
(2)	Represents the later of date of original construction or date of latest renovation.
(3)	Loan of $83,599 secured by six properties identified by this reference.
(4)	Loan of $8,283 secured by three properties identified by this reference.
(5)	Loan of $138,403 secured by four properties identified by this reference.
(6)	Loan of $118,763 secured by six properties identified by this reference.
(7)	Loan of $27,137 secured by three properties identified by this reference.
(8)	Loan of $25,381 secured by three properties identified by this reference.
(9)	Loan of $33,790 secured by five properties identified by this reference.
(10)	The balance shown includes an unamortized premium of $40.
(11)	The balance shown includes an unamortized premium of $19.
(12)	The balance shown includes an unamortized discount of $2,143.
(13)	The balance shown includes an unamortized premium of $36.
(14)	The balance shown includes an unamortized premium of $274.
(15)	The balance shown includes an unamortized premium of $269.
(16)	The balance shown includes an unamortized premium of $401.
(17)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

	Rental Properties
	December 31,
	2010	2009	2008
Balance at beginning of period	$3,903,955	$3,644,413	$3,413,314
Purchase of rental properties	258,279	-	8,409
Sale of rental properties	(16,625)	(20,842)	(84,886)
Additions and net transfers from land held for future development and construction in progress	401,160	280,384	307,576
Balance at end of period	$4,546,769	$3,903,955	$3,644,413

	Accumulated Depreciation
	December 31,
	2010	2009	2008
Balance at beginning of period	$520,647	$428,690	$356,018
Depreciation expense on properties	102,165	98,351	89,506
Sale of properties	(6,805)	(6,394)	(16,834)
Balance at end of period	$616,007	$520,647	$428,690