Form 10-Q
period 2011-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2011-05-05
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 2, 2011, 55,513,135 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Investments in real estate	$6,145,499	$6,060,821
Less: accumulated depreciation	(647,034)	(616,007)
Investments in real estate, net	5,498,465	5,444,814
Cash and cash equivalents	78,196	91,232
Restricted cash	30,513	28,354
Tenant receivables	7,018	5,492
Deferred rent	123,091	116,849
Investments	88,694	83,899
Other assets	157,366	135,221
Total assets	$5,983,343	$5,905,861

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$787,945	$790,869
Unsecured line of credit and unsecured term loans	1,679,000	1,498,000
Unsecured convertible notes	202,521	295,293
Accounts payable, accrued expenses, and tenant security deposits	283,013	304,257
Dividends payable	31,172	31,114
Total liabilities	2,983,651	2,919,533

Redeemable noncontrolling interests	15,915	15,920

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	551	550
Additional paid-in capital	2,568,976	2,566,238
Retained earnings	360	734
Accumulated other comprehensive loss	(7,193)	(18,335)
Total Alexandria Real Estate Equities, Inc.’s stockholders’ equity	2,942,332	2,928,825
Noncontrolling interests	41,445	41,583
Total equity	2,983,777	2,970,408
Total liabilities, noncontrolling interests, and equity	$5,983,343	$5,905,861

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental	$106,624	$88,857
Tenant recoveries	32,908	26,564
Other income	777	1,072
Total revenues	140,309	116,493

Expenses
Rental operations	41,081	31,548
General and administrative	9,500	9,479
Interest	17,842	17,562
Depreciation and amortization	36,707	29,712
Total expenses	105,130	88,301
Income from continuing operations before loss on early extinguishment of debt	35,179	28,192

Loss on early extinguishment of debt	(2,495)	–
Income from continuing operations	32,684	28,192

(Loss) income from discontinued operations before gain on sales of real estate	(59)	569
Gain on sales of real estate	–	24
(Loss) income from discontinued operations, net	(59)	593

Net income	32,625	28,785

Net income attributable to noncontrolling interests	929	935
Dividends on preferred stock	7,089	7,089
Net income attributable to unvested restricted stock awards	242	219
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,365	$20,542

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.44	$0.46
Discontinued operations, net	–	0.01
Earnings per share – basic	$0.44	$0.47

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.44	$0.46
Discontinued operations, net	–	0.01
Earnings per share – diluted	$0.44	$0.47

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2010	$129,638	$250,000	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920
Net income	-	-	-	-	-	31,696	-	640	32,336	289
Unrealized gain on marketable securities	-	-	-	-	-	-	513	-	513	-
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	5,739	-	5,739	-
Foreign currency translation	-	-	-	-	-	-	4,890	(28)	4,862	21
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(750)	(750)	(315)
Equity component related to repurchase of unsecured convertible notes	-	-	-	-	(2,451)	-	-	-	(2,451)	-
Issuances pursuant to stock plan	-	-	82,805	1	5,189	-	-	-	5,190	-
Dividends declared on preferred stock	-	-	-	-	-	(7,089)	-	-	(7,089)	-
Dividends declared on common stock	-	-	-	-	-	(24,981)	-	-	(24,981)	-
Balance at March 31, 2011	$129,638	$250,000	55,049,730	$551	$2,568,976	$360	$(7,193)	$41,445	$2,983,777	$15,915

The accompanying notes are an integral part of these condensed consolidated financial statements

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$32,625	$28,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,707	29,738
Loss on early extinguishment of debt	2,495	–
Amortization of loan fees and costs	2,278	2,072
Amortization of debt premiums/discount	1,335	3,026
Amortization of acquired above and below market leases	(4,854)	(2,247)
Deferred rent	(6,707)	(4,135)
Stock compensation expense	2,356	2,731
Equity in income related to investments	–	(48)
Gain on sales of investments	(1,654)	(528)
Loss on sales of investments	1,391	7
Gain on sales of property	–	(24)
Changes in operating assets and liabilities:
Restricted cash	37	2,179
Tenant receivables	(1,526)	1,187
Other assets	(8,024)	(14,752)
Accounts payable, accrued expenses, and tenant security deposits	(10,670)	3,289
Net cash provided by operating activities	45,789	51,280

Investing Activities
Additions to properties	(76,284)	(96,322)
Purchase of properties	(7,458)	–
Proceeds from sales of properties	–	10,514
Change in restricted cash related to construction projects	(8)	9,048
Contributions to unconsolidated real estate entity	(758)	(764)
Transfer of cash to unconsolidated real estate entity upon deconsolidation	–	(154)
Additions to investments	(6,513)	(4,201)
Proceeds from investments	2,495	1,071
Net cash used in investing activities	(88,526)	(80,808)

Financing Activities
Principal reductions of secured notes payable	(2,991)	(13,714)
Principal borrowings from unsecured line of credit and unsecured term loans	460,000	80,000
Repayments of borrowings from unsecured line of credit	(279,000)	(15,000)
Repurchase of unsecured convertible notes	(98,590)	–
Change in restricted cash related to financings	(2,188)	(2,786)
Deferred financing costs paid	(15,249)	(146)
Proceeds from exercise of stock options	796	5,194
Dividends paid on common stock	(24,923)	(15,481)
Dividends paid on preferred stock	(7,089)	(7,089)
Distributions to redeemable noncontrolling interests	(315)	(348)
Distributions to noncontrolling interests	(750)	(750)
Net cash provided by financing activities	29,701	29,880
Net (decrease) increase in cash and cash equivalents	(13,036)	352
Cash and cash equivalents at beginning of period	91,232	70,628
Cash and cash equivalents at end of period	$78,196	$70,980

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

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”) focused principally on cluster development through the ownership, operation, management, and selective acquisition, redevelopment, and development of properties containing life science laboratory space. We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, medical device, product, and service entities, and government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster. Our asset base contains 168 properties approximating 13.7 million rentable square feet consisting of the following as of March 31, 2011:

Rentable Square Feet
Operating properties	12,437,793
Redevelopment properties	784,671
Development properties	479,751
Total	13,702,215

2.                 Basis of presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim condensed consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements.  We consolidate the companies because we exercise significant control over major decisions by these entities, such as investing activity and changes in financing.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.      Basis of presentation (continued)

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have four operating properties and one development parcel in Canada, as well as construction projects in India and China.  The functional currencies for our foreign subsidiaries are the local currencies in each respective country.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income (loss) as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses included in accumulated other comprehensive income (loss) will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Investments in real estate

We recognize assets acquired (including the intangible values to above or below market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  The value of acquired in-place leases are classified as leasing costs, included in other assets in the accompanying condensed consolidated balance sheets, and amortized over the remaining terms of the related leases.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair value of assets acquired, the liabilities assumed, and any noncontrolling interests in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred.

We capitalize project costs clearly related to the construction, redevelopment, and development of a real estate project as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress.  We also capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are on-going, provided that expenditures for the asset have been made and interest cost is being incurred.  In addition, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other costs would be expensed as incurred.  Expenditures for repairs and maintenance are also expensed as incurred.

Long-lived assets to be “held and used,” including our rental properties, construction in progress, land held for future development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be “held and used” is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators for long-lived assets to be “held and used,” including our rental properties, land held for future development, and construction in progress, are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, and market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the “held and used” impairment model in that under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  We did not incur impairment charges for the three months ended March 31, 2011 and 2010.

2.      Basis of presentation (continued)

Variable interest entities

We consolidate a variable interest entity (“VIE”) if it is determined that we are the primary beneficiary, an evaluation that we perform on an ongoing basis.  A VIE is broadly defined as an entity in which either (1) the equity investors as a group, if any, do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE.  Consideration of various factors includes, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process, and to replace us as manager and/or liquidate the venture, if applicable.  Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our condensed consolidated financial statements.  See Note 3, Investments in Real Estate.

Interest rate hedge agreements

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loan.  We recognize our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate hedge agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Unrealized gain on marketable securities	$6,670	$6,157
Unrealized loss on interest rate hedge agreements	(39,068)	(44,807)
Unrealized gain on foreign currency translation	25,205	20,315
	$(7,193)	$(18,335)

The following table provides a reconciliation of comprehensive income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$32,625	$28,785
Unrealized gain on marketable securities	513	337
Unrealized gain on interest rate hedge agreements	5,739	1,107
Unrealized gain on foreign currency translation	4,883	5,375
Comprehensive income	43,760	35,604
Comprehensive income attributable to noncontrolling interests	922	1,014
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.	$42,838	$34,590

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

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2011, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax-related interest expense or penalties for the three months ended March 31, 2011 and 2010.

Earnings per share and dividends declared

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential shares of common stock, including potential shares of common stock issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”), are dilutive or antidilutive to earnings per share.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation, plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.

2.     Basis of presentation (continued)

Earnings per share and dividends declared (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations and dividends declared per share of common stock (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2011	2010
Income from continuing operations	$32,684	$28,192
Net income attributable to noncontrolling interests	(929)	(935)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	31,755	27,257
Dividends on preferred stock	(7,089)	(7,089)
Income from continuing operations attributable to unvested restricted stock awards	(242)	(212)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	24,424	19,956
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–
Amounts attributable to unvested restricted stock awards	–	–
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted earnings per share	$24,424	$19,956
Denominator:
Weighted average shares of common stock outstanding – basic	54,948,345	43,821,765
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–
Dilutive effect of stock options	19,410	35,748
Weighted average shares of common stock outstanding – diluted	54,967,755	43,857,513

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic:
Continuing operations	$0.44	$0.46
Discontinued operations, net	–	0.01
Earnings per share – basic	$0.44	$0.47

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Continuing operations	$0.44	$0.46
Discontinued operations, net	–	0.01
Earnings per share – diluted	$0.44	$0.47

Dividends declared per share of common stock	$0.45	$0.35

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

We apply the if-converted method of accounting for our 8.00% Unsecured Convertible Notes. In applying the if-converted method of accounting, conversion is assumed for purposes of calculating diluted earnings per share if the effect is dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method of accounting is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator, and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins), and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  Furthermore, we assume that our 8.00% Unsecured Convertible Notes are converted for the period prior to any retirement or actual conversion if the effect of such assumed conversion is dilutive, and any shares of common stock issued upon retirement or actual conversion are included in the denominator for the period after the date of retirement or conversion.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the three months ended March 31, 2011 and 2010, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

We also apply the if-converted method of accounting to our series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three months ended March 31, 2011 and 2010, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”) when the average market price of our common stock is higher than the conversion price ($117.36 as of March 31, 2011). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes, assuming the settlement occurred at the end of the reporting period pursuant to the treasury stock method.  For the three months ended March 31, 2011 and 2010, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock, as the average market price of our common stock was lower than the conversion price of $117.36 and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows net income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Income from continuing operations	$31,755	$27,257
(Loss) income from discontinued operations, net	(59)	593
Net income attributable to Alexandria Real Estate Equities, Inc.	$31,696	$27,850

2.                 Basis of presentation (continued)

Stock-based compensation expense

We have historically issued two forms of stock-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted stock awards.  We have not granted any options since 2002.  We recognize all stock-based compensation in the condensed consolidated statements of income based on the grant date fair value.  The fair value is based on the market value of the common stock on the grant date and such cost is then recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We compute stock-based compensation based on awards that are ultimately expected to vest. As a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited.

Fair value

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: (1) using quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables set forth the fair value of assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,660	$8,660	$–	$–

Liabilities:
Interest rate hedge agreements	$38,932	$–	$38,932	$–

		December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,033	$8,033	$–	$–

Liabilities:
Interest rate hedge agreements	$44,645	$–	$44,645	$–

2.                 Basis of presentation (continued)

Fair value (continued)

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.  The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, and accrued expenses, and tenant security deposits approximate fair value.  As further described in Notes 4 and 7, our “available for sale” securities and our interest rate hedge agreements have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loans, and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of March 31, 2011, and December 31, 2010, the book and fair values of our “available for sale” securities, interest rate hedge agreements, secured notes payable, unsecured line of credit and unsecured term loans, and unsecured convertible notes were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
“Available for sale” securities	$8,660	$8,660	$8,033	$8,033
Interest rate hedge agreements	38,932	38,932	44,645	44,645
Secured notes payable	787,945	872,303	790,869	865,939
Unsecured line of credit and unsecured term loans	1,679,000	1,677,449	1,498,000	1,438,751
Unsecured convertible notes	202,521	208,392	295,293	302,486

3.                 Investments in real estate

Our investments in real estate consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land (related to rental properties)	$448,472	$456,940
Buildings and building improvements	3,939,587	3,906,689
Other improvements	183,955	183,140
Rental properties	4,572,014	4,546,769
Less: accumulated depreciation	(647,034)	(616,007)
Rental properties, net	3,924,980	3,930,762
Construction in progress (“CIP”):
Active redevelopment	274,971	248,651
Active development	130,213	134,758
Projects in India and China	109,535	98,327
	514,719	481,736
Land/future value-added projects:
Land held for future development	493,180	431,838
Land undergoing preconstruction activities (additional CIP)	528,124	563,800
	1,021,304	995,638

Investment in unconsolidated real estate entity	37,462	36,678
Investments in real estate, net	$5,498,465	$5,444,814

Rental properties, construction in progress, and land held for future development

As of March 31, 2011, and December 31, 2010, we had approximately $3.9 billion of rental properties, net, aggregating 12.4 million rentable square feet as of the end of each respective period.

As of March 31, 2011, and December 31, 2010, we had various projects classified as construction in progress, including redevelopment and development projects, and projects in India and China.  As of March 31, 2011, and December 31, 2010, we had 784,671 and 755,463 rentable square feet, respectively, undergoing active redevelopment through a permanent change in use to life science laboratory space, including conversion of single-tenancy space to multi-tenancy space or multi-tenancy space to single-tenancy space. Additionally, as of March 31, 2011, and December 31, 2010, we had 479,751 and 475,818 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science properties.  We also had construction projects in India and China aggregating approximately 1.0 million square feet as of March 31, 2011, and December 31, 2010.  We are required to capitalize interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized related to construction activities for the three months ended March 31, 2011 and 2010, was approximately $13.2 million and $21.5 million, respectively.

Additionally, as of March 31, 2011 and December 31, 2010, we had approximately $493.2 million and $431.8 million, respectively, of land held for future development, aggregating 10.1 million and 8.3 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred. Additionally, as of March 31, 2011, and December 31, 2010, we had an aggregate of 2.6 million and 3.0 million rentable square feet, respectively, undergoing preconstruction activities (consisting of Building Information Modeling (3-D virtual modeling), design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to advance efforts to reduce the time to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.9 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

3.      Investments in real estate (continued)

Investment in unconsolidated real estate entity

In 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 428,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in 2012 with an outstanding balance of $38.4 million as of March 31, 2011, and December 31, 2010.  We also have an option to extend the maturity of the loan to April 2013.  In 2009, the entity entered into an interest rate cap agreement related to the secured note with a notional amount approximating $38.4 million, effective May 15, 2009, and terminating on January 3, 2012.  The agreement sets a ceiling on one-month LIBOR at 2.50% related to the secured note.  We determined that the entity did not qualify as a VIE since we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  The decisions that most significantly impact the VIE’s economic performance require both our consent and that of our partner, including all major operating, investing, and financing decisions as well as decisions involving major expenditures.  Because we share power over the decisions that most significantly impact the VIE’s economic performance, we determined that we are not the primary beneficiary of the VIE.  As of March 31, 2011, and December 31, 2010, our investment in the unconsolidated entity was approximately $37.5 million and $36.7 million, respectively.

Our investment in the unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to this entity are allocated in accordance with the operating agreement.  When circumstances indicate there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.  For the three months ended March 31, 2011, there were no indications of a reduction in the value of our investment in the unconsolidated real estate entity.

4.                 Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies for which an active market exists are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies for which an active market exists has been determined based upon the closing price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of March 31, 2011, and December 31, 2010, our ownership percentage in the voting stock of each individual entity was less than 10%.

4.                 Investments (continued)

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstance that would have an adverse effect on our cost method investments, we do not estimate their fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such an investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  We did not recognize impairment charges related to our investments for the three months ended March 31, 2011 and 2010.

The following table summarizes our “available for sale” securities (in thousands):

	March 31,	December 31,
	2011	2010
Adjusted cost of “available for sale” securities	$1,990	$1,876
Gross unrealized gains	6,740	6,196
Gross unrealized losses	(70)	(39)
Fair value of “available for sale” securities	$8,660	$8,033

We believe that the gross unrealized losses related to our “available for sale” securities as of March 31, 2011 shown above are temporary.

Our investments in privately held entities as of March 31, 2011 and December 31, 2010, totaled approximately $80.0 million and $75.9 million, respectively.  Of these totals, approximately $79.9 million and $75.8 million, respectively, are accounted for under the cost method.  The remainder (approximately $81,000 and $82,000, as of March 31, 2011 and December 31, 2010, respectively) are accounted for under the equity method.   As of March 31, 2011 and December 31, 2010, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loans

Unsecured Credit Facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006, and May 2, 2007 (the “Prior Credit Agreement”). The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan (together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Unsecured Credit Facility agreement (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured line of credit was initially set at 2.4%.  The Applicable Margin for the LIBOR borrowings under the $750 million unsecured term loan was not amended in the Third Amendment and was 1.0% as of March 31, 2011.

Under the Third Amendment, the maturity date for the unsecured line of credit is January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the $750 million unsecured term loan remained unchanged at October 2012, assuming we exercise our sole right to extend the maturity date by one year.

As of March 31, 2011, we had borrowings of $679 million and $750 million outstanding under our unsecured line of credit and $750 million unsecured term loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 3.4%.

5.                 Unsecured line of credit and unsecured term loans (continued)

Unsecured Credit Facility (continued)

The Third Amendment modified certain financial covenants with respect to the Unsecured Credit Facility, including the fixed charge coverage ratio, secured debt ratio, leverage ratio, and minimum book value, and added covenants relating to an unsecured leverage ratio and unsecured debt yield.  The requirements of the key financial covenants under the Third Amendment are as follows:

Covenant	Requirement

Leverage Ratio	Less than or equal to 60.0%

Unsecured Leverage Ratio	Less than or equal to 60.0%

Fixed Charge Coverage	Greater than or equal to 1.5

Unsecured Debt Yield	Greater than or equal to 11.00% until June 30, 2011, and 12.00% thereafter

Minimum Book Value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011

Secured Debt Ratio	Less than or equal to 40.0%

In addition, the terms of the Unsecured Credit Facility restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our Unsecured Credit Facility for developments, land, and unencumbered assets.  As of March 31, 2011, we were in compliance with all such covenants.

$250 million unsecured term loan

In February 2011, we closed on a new $250 million unsecured term loan.  The $250 million unsecured term loan bears interest at LIBOR or the specified base rate, plus in either case a margin specified in the loan agreement.  The applicable margin for the $250 million unsecured term loan was initially set at 2.0% at closing.  The maturity date for the $250 million unsecured term loan is in February 2014 and may be extended for an additional 11 months at our sole discretion.  The net proceeds from this loan were used to reduce outstanding borrowings on our unsecured line of credit.  As of March 31, 2011, the weighted average interest rate of this loan was approximately 2.3%.

The $250 million unsecured term loan contains financial covenants identical to those required under the Unsecured Credit Facility listed above.  As of March 31, 2011, we were in compliance with all such covenants.

6.      Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes outstanding as of March 31, 2011, and December 31, 2010, and for the three months ended March 31, 2011 and 2010 (dollars in thousands, except conversion rates):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	March 31,	December 31,	March 31,		December 31,
	2011	2010	2011		2010
Principal amount	$250	$250	$205,877		$301,934
Unamortized discount	19	20	3,587		6,871
Net carrying amount of liability component	$231	$230	$202,290		$295,063

Carrying amount of equity component	$27	$27	$19,616		$28,769
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,047	6,047	N/A	(1)	N/A	(1)

Issuance date	April 2009		January 2007
Stated interest rate	8.00%		3.70%
Effective interest rate	11.00%		5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	$41.34		$117.36

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011		2010
Contractual interest	$5	$4,800	$2,192		$3,559
Amortization of discount on liability component	1	1,112	1,267		1,934
Total interest cost	$6	$5,912	$3,459		$5,493

(1)                   Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the March 31, 2011, and December 31, 2010 closing stock prices of our common stock of $77.97 and $73.26, respectively, and the conversion price of our 3.70% Unsecured Convertible Notes of $117.36 as of March 31, 2011, and December 31, 2010, the if-converted value of the notes did not exceed the principal amount as of March 31, 2011, or December 31, 2010, and accordingly, no shares of our common stock would have been issued if the notes had been settled on March 31, 2011, or December 31, 2010.

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

In June 2010, we completed an exchange of our 8.00% Unsecured Convertible Notes for shares of our common stock and cash (the “Exchange Offer”).  The terms of the Exchange Offer included an offer price per $1,000 principal amount of our outstanding unsecured convertible notes of an equivalent number of shares of common stock per bond allowed for under the holder conversion option, or 24.1546 shares, plus a cash premium of $180.  Upon completion of the Exchange Offer, we retired approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes (representing approximately 97% of the $240.0 million aggregate principal amount of our 8.00% Unsecured Convertible Notes outstanding prior to the Exchange Offer) in exchange for 5,620,256 shares of our common stock and cash payments of approximately $41.9 million.  Additionally, we paid approximately $3.1 million in accrued and unpaid interest on the retired portion of our 8.00% Unsecured Convertible Notes to, but excluding, the settlement date.

Upon completion of the Exchange Offer, the total value of the consideration of the Exchange Offer was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  In connection with the Exchange Offer, we recognized a loss on early extinguishment of debt of approximately $41.5 million, including approximately $4.7 million in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt.

In July 2010, we repurchased, in a privately negotiated transaction, an additional $7.1 million principal amount of our 8.00% Unsecured Convertible Notes for an aggregate cash price of approximately $12.8 million.  Upon completion of this repurchase, the total value of the consideration of the repurchase was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of $5.2 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of this repurchase, we recognized a loss on early extinguishment of debt of approximately $1.3 million, including approximately $140,000 in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt.

3.70% Unsecured Convertible Notes

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.    Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017 and 2022, for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

6.                 Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of March 31, 2011, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

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

In December 2010, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $82.8 million at an aggregate cash price of approximately $84.6 million.  Upon completion of these repurchases, the total value of the consideration of the repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $1.7 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of these repurchases, we recognized a loss on early extinguishment of debt of approximately $2.4 million, net of approximately $0.4 million in unamortized issuance costs.

During the three months ended March 31, 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Convertible Notes aggregating approximately $96.1 million at an aggregate cash price of approximately $98.6 million.  Upon completion of these repurchases, the total value of the consideration of the repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $2.5 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of these repurchases, we recognized a loss on early extinguishment of debt of approximately $2.5 million, including approximately $0.4 million in unamortized issuance costs.  The loss was classified as loss on early extinguishment of debt in the accompanying condensed consolidated statements of income for the three months ended March 31, 2011.

7.                 Interest rate hedge agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and by the use of interest rate hedge agreements.  Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which is determined by interest rates.  Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our LIBOR-based borrowings.  We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate hedge agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate hedge agreements without exchange of the underlying notional amount.  Interest rate cap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of our interest rate hedge agreements designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  During the three months ended March 31, 2011 and 2010, our interest rate hedge agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the three months ended March 31, 2011 and 2010, our interest rate hedge agreements were 100% effective.  Accordingly, we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

As of March 31, 2011, and December 31, 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $38.9 million and $44.6 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized gain (loss) in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive loss are recognized in the periods during which the forecasted hedge transactions affect earnings.  For the three months ended March 31, 2011 and 2010, approximately $5.4 million and $8.4 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense.  During the next twelve months, we expect to reclassify approximately $20.4 million from accumulated other comprehensive loss to interest expense.

7.                 Interest rate hedge agreements (continued)

As of March 31, 2011, we had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at March 31, 2011	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,225)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(2,959)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,299)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(1,856)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(1,857)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(7,893)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(7,907)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	100,000	(6,936)
Total					$450,000	$(38,932)

The fair value of each interest rate hedge agreement is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate hedge agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements.

8.                 Alexandria Real Estate Equities, Inc.’s stockholders’ equity

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

In March 2011, we declared a cash dividend on our common stock aggregating $25.0 million ($0.45 per share) for the calendar quarter ended March 31, 2011.  In March 2011, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock aggregating $2.7 million ($0.5234375 per share), for the period from January 15, 2011 through April 15, 2011.  Additionally, in March 2011, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4.4 million ($0.4375 per share), for the period from January 15, 2011 through April 15, 2011.

9.                 Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities own seven properties and three development parcels as of March 31, 2011, and are included in our condensed consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent previously recorded increases have been recorded pursuant to the preceding sentence.  As of both March 31, 2011, and December 31, 2010, our redeemable noncontrolling interest balances was approximately $15.9 million.  Our remaining noncontrolling interests aggregating approximately $41.4 million and $41.6 million as of March 31, 2011, and December 31, 2010, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

10.          Discontinued operations

We classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”; its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our condensed consolidated statements of income; and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

10.          Discontinued operations (continued)

The following is a summary of income from discontinued operations, net, and net assets of discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Total revenue	$–	$794
Operating expenses	59	199
Revenue less operating expenses	(59)	595
Depreciation and amortization expense	–	26
(Loss) income from discontinued operations before gain on sales of real estate	(59)	569
Gain on sales of real estate	–	24
(Loss) income from discontinued operations, net	$(59)	$593

	March 31, 2011	December 31, 2010
Properties “held for sale,” net	$1,859	$1,859
Other assets	114	90
Total assets	$1,973	$1,949
Total liabilities	141	133
Net assets of discontinued operations	$1,832	$1,816

Loss from discontinued operations, net, for the three months ended March 31, 2011, includes the results of operations of one operating property that was classified as “held for sale” as of March 31, 2011.  Income from discontinued operations, net for the three months ended March 31, 2010, includes the results of operations of one property that was classified as “held for sale” as of March 31, 2011, and the results of operations and gain on sale of one operating property that was sold during the first quarter of 2010.  During the three months ended March 31, 2010, we sold one property located in the Seattle market at a price of approximately $11.8 million.

11.          Subsequent Events

In April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed world-class 453,256 rentable square foot laboratory/office development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a biotechnology company through November 2023.  499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.

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

This list of risks and uncertainties is not exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010.  Readers of this quarterly report on Form 10-Q should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q. References to “GAAP” used herein refers to accounting principles generally accepted in the United States.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and preeminent REIT focused principally on cluster development through the ownership, operation, management, selective acquisition, redevelopment, and development of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, medical device, product, and service entities and government agencies. Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multifaceted platform of internal and external growth. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.

As of March 31, 2011, we had 168 properties aggregating 13.7 million rentable square feet, composed of approximately 12.4 million rentable square feet of operating properties, approximately 784,671 rentable square feet undergoing active redevelopment, and approximately 479,751 rentable square feet undergoing active development.  Our operating properties were approximately 94% leased as of March 31, 2011.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, redevelopment, and development activities.

As further discussed under “2011 highlights” below, for the three months ended March 31, 2011, we:

•                executed 44 leases for 552,000 rentable square feet, including 76,000 rentable square feet of redevelopment and development space;

•                reported occupancy of operating properties at approximately 94%, and occupancy of operating and redevelopment properties at approximately 89% as of March 31, 2011;

•                repurchased approximately $96.1 million of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”);

•                extended the maturity date and increased commitments on our unsecured credit facility from $1.9 billion to $2.25 billion;

•                closed on a new $250 million unsecured term loan;

•                completed the ground-up development of 1500 Owens Street in Mission Bay, San Francisco; and

•                acquired 4755 Nexus Center Drive, a newly and partially completed development project located in University Town Center in the San Diego market, aggregating 41,710 rentable square feet.

Also, in April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed 453,256 rentable square foot development project in Mission Bay, San Francisco, for approximately $293 million.

We continue to demonstrate the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our core operating results were solid for the three months ended March 31, 2011.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 784,671 rentable square feet and our existing active development projects aggregating approximately an additional 479,751 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up developments.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.  During this period, we may also extend and/or refinance certain debt maturities.  We expect the source of funds for construction activities and repayment of outstanding debt to be provided over several years by cash flows from operations, opportunistic sales of real estate, joint ventures, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate. As of March 31, 2011, we identified one asset as “held for sale,” which has been classified in discontinued operations.

2011 highlights

Acquisitions

During the three months ended March 31, 2011, we acquired 4755 Nexus Center Drive, a newly and partially completed development project located in University Town Center in the San Diego market, for approximately $7.4 million.  The property is a vacant 41,710 rentable square foot building in shell condition for which we plan to complete the development.  Based on our current view of existing market conditions and certain current assumptions, we expect to achieve a stabilized yield on cost on a GAAP and cash basis for this property in the range of 9.0% to 9.5% and 8.0% to 8.5%, respectively.  Stabilized yield on cost is calculated as the quotient of net operating income and our investment in the property at stabilization (“Stabilized Yield”).

In April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed world-class 453,256 rentable square foot laboratory/office development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a biotechnology company through November 2023.  499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.  Based on our current view of existing market conditions and certain current assumptions, we expect to achieve a Stabilized Yield on a GAAP and cash basis for this property in the range of 7.2% to 7.6% and 6.5% to 7.0%, respectively.

Unsecured credit facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006 and May 2, 2007 (the “Prior Credit Agreement,” and as amended by the Third Amendment, the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain lenders.  The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan (together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  See “Liquidity and capital resources–Unsecured credit facility” for additional information about our Unsecured Credit Facility.

Other financing activities

In February 2011, we closed on a new $250 million unsecured term loan.  The $250 million unsecured term loan bears interest at LIBOR or the specified base rate, plus in either case a margin specified in the loan agreement.  The applicable margin for the LIBOR borrowings under the $250 million unsecured term loan was initially set at 2.0% at closing.  The maturity date for the unsecured term loan is in February 2014, and may be extended for an additional 11 months at our sole discretion.  The net proceeds from this loan were used to reduce outstanding borrowings on our Unsecured Credit Facility.

During the three months ended March 31, 2011, we repurchased, in privately negotiated transactions, approximately $96.1 million of our 3.70% Unsecured Convertible Notes at an aggregate cash price of approximately $98.6 million.  As a result of these repurchases, we recognized losses on early extinguishment of debt of approximately $2.5 million for the three months ended March 31, 2011.

Leasing

For the three months ended March 31, 2011, we executed a total of 44 leases for approximately 552,000 rentable square feet at 30 different properties (excluding month-to-month leases).  Of this total, approximately 334,000 rentable square feet related to new or renewal leases of previously leased space and approximately 218,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 218,000 rentable square feet, approximately 76,000 rentable square feet were related to our development or redevelopment programs, with the remaining approximately 142,000 rentable square feet related to previously vacant space.  Rental rates for these new or renewal leases were on average approximately 1.6% higher on a GAAP basis than rental rates for expiring leases.  Additionally, we granted tenant concessions/free rent averaging approximately one month with respect to the 552,000 rentable square feet leased during the three months ended March 31, 2011.

As of March 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 91% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

Investments in real estate

The following table summarizes our investments in real estate as of March 31, 2011:

	Book Value	Square Footage	Cost per Square Foot

Rental properties	$4,572,014	12,437,793	$368
Less: accumulated depreciation	(647,034)
Rental properties, net	3,924,980

Construction in progress (“CIP”)/current value-added projects:
Active redevelopment	274,971	784,671	350
Active development	130,213	479,751	271
Projects in India and China	109,535	1,028,000	107
	514,719	2,292,422	225

Land/future value-added projects (1):
Land held for future development	493,180	10,088,000	49
Land undergoing preconstruction activities (additional CIP) (2)	528,124	2,593,000	204
	1,021,304	12,681,000	81

Investment in unconsolidated real estate entity	37,462	428,000	88

Investments in real estate, net	5,498,465	27,839,215	$198
Add: accumulated depreciation	647,034

Gross book value of real estate (1)	$6,145,499	27,839,215

(1)                  In addition to assets included in our gross book value of real estate, we also hold options/rights for parcels supporting approximately 3.1 million developable square feet.  These parcels consist of: (1) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet at Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (2) right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (3) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

(2)                  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.9 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

Summary of Properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth the rentable square footage, number of properties, annualized base rent, and occupancy of our properties in each of our existing markets as of March 31, 2011 (dollars in thousands):

	Rentable Square Feet				Number of	Annualized	Occupancy
Markets	Operating	Redevelopment	Development	Total (1)	Properties	Base Rent (2)	Percentage (3)
California – San Diego	2,038,336	422,803	165,140	2,626,279	37	$64,342	92.6%
California – San Francisco	1,917,170	–	217,611	2,134,781	22	67,471	96.0
Greater Boston	3,250,589	210,660	–	3,461,249	38	119,414	92.5
NYC/New Jersey/Suburban Philadelphia	747,292	–	–	747,292	9	33,411	85.2
Southeast	713,221	30,000	97,000	840,221	13	14,757	94.3
Suburban Washington, D.C.	2,432,172	121,208	–	2,553,380	32	53,769	96.3
Washington – Seattle	997,205	–	–	997,205	12	34,820	99.1
Domestic markets	12,095,985	784,671	479,751	13,360,407	163	387,984	94.0
International	320,808	–	–	320,808	4	8,486	100.0
Subtotal	12,416,793	784,671	479,751	13,681,215	167	$396,470	94.2%
Discontinued Operations/”Held for Sale”	21,000	–	–	21,000	1
Total	12,437,793	784,671	479,751	13,702,215	168

(1)         See “—Current Value-Added Projects” for more information on projects in India and China.

(2)         Represents annualized base rent related to our operating rentable square feet.  Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2011 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Annualized base rent for the San Diego market as of March 31, 2011, excludes the amortization of acquired below market lease intangibles related to Biogen Idec Inc.  In addition, during the three months ended March 31, 2011, a tenant in the International market exercised its right to terminate its lease on April 7, 2011 prior to expiration of the lease.  The annualized base rent used herein includes the annualized base rent related to the three leases that will commence on April 8, 2011 with tenants currently in occupancy at this property as of March 31, 2011.

(3)         Represents occupancy percentages related to our operating properties.  Occupancy in our operating properties and spaces undergoing redevelopment, as of March 31, 2011, was 88.6%.

The following table presents trends in certain information regarding our asset base:

Selected Property Information	March 31, 2011	December 31, 2010	March 31, 2010
Number of properties	168	167	162
Rentable square feet:
Operating properties	12,437,793	12,429,224	11,144,678
Redevelopment properties	784,671	755,463	648,031
Development properties	479,751	475,818	865,000
Total	13,702,215	13,660,505	12,657,709
Occupancy of operating and redevelopment properties	89%	89%	89%
Occupancy of operating properties	94%	94%	94%
Annualized base rent per leased rentable square foot	$33.90	$33.95	$31.11

Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 1998 to 2010, and March 31, 2011 was approximately 89.2%.  Our average occupancy rate of operating properties as of December 31 of each year from 1998 to 2010, and March 31, 2011 was approximately 95.2%.

Current value-added projects

Active redevelopment and development projects

A key component of our business model includes our value-added redevelopment and development programs. These programs are focused on providing high-quality, generic and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry. Upon completion, each value-added project is expected to generate significant revenues and cash flows. Our redevelopment and development projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Redevelopment projects consists of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space, including the conversion of single-tenancy space to multi-tenancy space or vice versa. Our incremental investment in redevelopment projects for the conversion of non-laboratory space to laboratory space generally ranges from $75 to $150 per square foot depending on the nature of the existing building improvements and laboratory design. Development projects consist of the ground-up development of generic and reusable life science laboratory facilities. We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Projects in India and China

Projects in India and China primarily represent development opportunities and projects focused on life science laboratory space for our current client tenants and other life science relationship entities. These projects focus on real estate investments with targeted returns on investment greater than returns expected in the United States.

We capitalize project costs clearly related to the construction, redevelopment, and development as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress.  We also capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are on-going, provided that expenditures for the asset have been made and interest cost is being incurred.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to these assets would be expensed as incurred.  Expenditures for repair and maintenance are expensed as incurred and are not included in capital expenditures.

The following table summarizes the components of our value-added rentable square footage that are currently active projects, as of March 31, 2011:

Markets	Active Redevelopment	Active Development	Projects in India and China	Total

California – San Diego	422,803	165,140	–	587,943

California – San Francisco	–	217,611	–	217,611

Greater Boston	210,660	–	–	210,660

Suburban Washington, D.C.	121,208	–	–	121,208

Other	30,000	97,000	1,028,000	1,155,000

Total	784,671	479,751	1,028,000	2,292,422

Active redevelopment projects

As of March 31, 2011, we had approximately 784,671 rentable square feet undergoing redevelopment, as summarized in the table below:

	Redevelopment							Total Property
		Percentage (1)					Estimated
			Negotiated/			Placed into	In-Service
Market/Property	RSF	Leased	Committed	Mktg	Status	Redevelopment	Dates	RSF (2)
San Diego – Torrey Pines
11119 North Torrey Pines Road	81,816	–	–	100%	Design/Permitting	2010	2012	81,816
3530/3350 John Hopkins Court	89,923	–	61%	39%	Construction	2010	2012	89,923

San Diego – University Town Center
10300 Campus Point Drive	203,717	43%	–	57%	Design/Construction	2011	2012/2013	373,070

San Diego – Sorrento Mesa
6275 Nancy Ridge Drive	47,347	–	–	100%	Design	2011	2012/2013	47,347

Greater Boston – Cambridge/Inner Sub.
400 Technology Square (3)	17,114	–	–	100%	Design	2009	2012	194,776
215 First Street (3)	33,001	–	69%	31%	Construction	(4)	2011	366,669
500 Arsenal Street	47,500	100%	–	–	Design	2010	2011	92,500

Greater Boston – Rte 495/Worcester
20 Walkup Drive	113,045	–	–	100%	Construction	(5)	2011	113,045

Southeast – Research Triangle Park
6101 Quadrangle Drive	30,000	–	–	100%	Design	2010	2012	30,000

Sub. Washington, D.C. – Rockville
15010 Broschart Road	17,870	61%	–	39%	Construction	2010	2012	38,203
9800 Medical Center Drive	77,211	–	100%	–	Design/Permitting	2009	2012	225,096

Sub. Washington, D.C. – Gaithersburg
620 Professional Drive	26,127	–	–	100%	Design	2011	2012	26,127

	784,671	18%	20%	62%				1,678,572

(1)	The leased percentages represent the percentages of redevelopment rentable square feet and exclude both the occupied and vacant rentable square feet related to the operating portion of each building.
(2)

The operating portion of the properties aggregating 893,901 rentable square feet, including vacancy aggregating approximately 95,000 rentable square feet, is included in rental properties, net and occupancy statistics for our operating properties. See Summary of Properties on page 31.

(3)

Represents redevelopment projects with projected total investment greater than the average total investment for our redevelopment projects. The higher total investment is primarily due to the contiguousness of a project to Alexandria Center™ at Kendall Square (part of the assemblage) as well as another mid-rise building and its structure.

(4)

Represents historical office building acquired with parcel included in overall Alexandria Center™ at Kendall Square. Remaining rentable square feet is undergoing conversion from office space to laboratory space.

(5)	Represents a former single-tenant building undergoing redevelopment.

As of March 31, 2011, our estimated cost to complete was approximately $150 per rentable square foot, or $118 million in aggregate, for the 784,671 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment.  We expect to incur the majority of these costs in 2011 and 2012.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.

Active development projects

As of March 31, 2011, we had five ground-up development projects in the United States approximating 479,751 rentable square feet of life science laboratory space as summarized in the table below.

	Development										Operating	Total Property
	Total	Leased		Negotiating/ Committed		Marketing			Building	Estimated Project Completion	Leased/ Occupied
Market/Property	RSF	RSF	%	RSF	%	RSF	%	Leasing Status	Description	Date	RSF	RSF

San Diego – University Town Center
4755 Nexus Center Drive	41,710	–	–	–	–	41,710	100%	Marketing	Single or Multi-tenant Bldg.	2013	–	41,710

5200 Research Place	123,430	123,430	100%	–	–	–	–	100% Leased to Illumina, Inc.	Single Tenant Bldg.	2012	–	123,430

San Francisco – Mission Bay
455 Mission Bay Boulevard	55,611	7,780	14%	38,141	69%	9,690	17%	Leased, Negotiating, and Marketing	Multi-tenant Bldg. with 4% Retail	2011	154,389	210,000

San Francisco – South SF
400/450 East Jamie Court	162,000	54,603	34%	–	–	107,397	66%	Leased, Negotiating, and Marketing	Two Bldgs., Single or Multi-tenant	2011	–	162,000

Southeast – Research Triangle Park
7 Triangle Drive	97,000	97,000	100%	–	–	–	–	100% Leased to Medicago Inc.	Single Tenant Bldg.	2011	–	97,000
	479,751	282,813	59%	38,141	8%	158,797	33%				154,389	634,140

As of March 31, 2011, our estimated cost to complete was approximately $170 per rentable square foot, or $82 million in aggregate, for the 479,751 rentable square feet undergoing ground-up development.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant, final lease negotiations, and the amount of costs funded by each tenant.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Active development projects in India and China

Our business model also includes ground-up development projects in India and China. We have various projects aggregating 456,000 rentable square feet undergoing ground-up development in India.  Additionally, we have one development parcel located in South China, where a two-building project aggregating 275,000 rentable square feet is under construction.  Another development parcel is located in North China, where a two-building project aggregating 292,000 rentable square feet is under construction.

Future value-added projects

Land Held for Future Development

All preconstruction efforts have been advanced to appropriate stages and no further preconstruction activities are ongoing and therefore, interest, property taxes, and other costs related to these assets are expensed as incurred.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Land Undergoing Preconstruction Activities (additional CIP)

Preconstruction activities include Building Information Modeling (3-D virtual modeling), design development, construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective with preconstruction is to advance efforts to reduce the time to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods activities necessary to prepare an asset for its intended use are in progress. If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.  The two largest projects included in preconstruction consist of our 1.9 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

Investment in Unconsolidated Real Estate Entity

Our investment in unconsolidated real estate entity represents our equity investment in a real estate entity that owns a land parcel supporting the ground-up development of approximately 428,000 rentable square feet in the Longwood Medical Area of Boston.

Future Redevelopment

In addition to properties undergoing redevelopment, as of March 31, 2011, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.4 million rentable square feet. These spaces are currently classified in rental properties, net.

The following table summarizes the components of our future value-added square footage as of March 31, 2011:

Markets	Land Held for Future Development	Land Undergoing Preconstruction Activities (additional CIP)	Total Land (1)	Investment in Unconsolidated Real Estate Entity	Future Redevelopment
California – San Diego	1,101,000	–	1,101,000	–	134,000
California – San Francisco/Mission Bay	290,000	–	290,000	–	–
California – San Francisco/So. San Francisco	1,051,000	144,000	1,195,000	–	65,000
Greater Boston	225,000	1,882,000	2,107,000	428,000	362,000
New York City	–	407,000	407,000	–	–
Suburban Washington, D.C.	1,035,000	–	1,035,000	–	466,000
Washington – Seattle	1,131,000	160,000	1,291,000	–	120,000
International	4,624,000	–	4,624,000	–	–
Other	631,000	–	631,000	–	258,000
Total	10,088,000	2,593,000	12,681,000	428,000	1,405,000

(1)

In addition to assets included in our gross book value of real estate, we also hold options/rights for parcels supporting approximately 3.1 million developable square feet. These parcels consist of: (1) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (2) right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (3) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

Lease expirations

The following table summarizes information with respect to lease expirations at our properties as of March 31, 2011:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot) (2)
2011	72	(1)	1,598,728	(1)	12.1%	$29.91
2012	81		1,394,239		10.5	31.18
2013	78		1,311,553		9.9	29.37
2014	62		1,292,667		9.8	28.86
2015	47		1,030,907		7.8	31.10
2016	30		1,196,587		9.0	31.26
2017	20		820,343		6.2	34.44
2018	13		879,238		6.6	39.16
2019	8		413,721		3.1	34.12
2020	14		654,762		4.9	44.43

(1)

Excludes seven month-to-month leases for approximately 22,000 rentable square feet. Of the 1.6 million rentable square feet expiring in 2011 as of March 31, 2011, approximately 586,000 rentable square feet was leased as of, or subsequent to, March 31, 2011, and approximately 392,000 rentable square feet was targeted for redevelopment.

(2)

Annualized base rent as of March 31, 2011, excludes the amortization of acquired below market lease intangibles related to one lease aggregating approximately 267,000 rentable square feet. In addition, during the three months ended March 31, 2011, a tenant in the International market exercised its right to terminate its lease on April 7, 2011 prior to expiration of the lease. The annualized base rent used herein includes the annualized base rent related to the three executed leases that will commence on April 8, 2011 with tenants currently in occupancy at this property as of March 31, 2011.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no single tenant accounting for more than 6.7% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of March 31, 2011:

The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of March 31, 2011 (dollars in thousands):

							Approximate	Percentage of			Percentage of	Investment Grade Entities (4)
			Remaining Lease				Aggregate	Aggregate			Aggregate
		Number	Term in Years				Rentable	Total Square	Annualized		Annualized	Fitch	Moody’s	S&P	Education/
	Tenant	of Leases	(1)		(2)		Square Feet	Feet	Base Rent (3)		Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	6	5.6		5.8		442,621	3.3%	$26,422		6.7%	AA	Aa2	AA-	–
2	Eli Lilly and Company	5	10.3		11.9		261,320	2.0	15,048		3.8	A+	A2	AA-	–
3	Roche Holding Ltd	5	6.5		6.8		387,813	2.9	14,834		3.7	AA-	A2	AA-	–
4	Biogen Idec Inc.	1	0.3	(5)	0.3	(5)	266,619	2.0	12,887	(6)	3.3	–	Baa3	BBB+	–
5	United States Government	8	3.7		3.9		370,059	2.8	11,343		2.9	AAA	Aaa	AAA	–
6	Bristol-Myers Squibb Company	3	7.7		7.8		250,454	1.9	10,086		2.5	A+	A2	A+	–
7	GlaxoSmithKline plc	4	7.6		7.8		199,318	1.5	10,057		2.5	A+	A1	A+	–
8	Massachusetts Institute of Technology	3	3.8		3.5		178,952	1.4	8,154		2.1	–	Aaa	AAA	✓
9	NYU-Neuroscience Translational Research Institute	2	14.6		13.6		79,788	0.6	7,224		1.8	–	Aa3	AA-	✓
10	Pfizer Inc.	3	8.2		8.0		133,622	1.0	6,511		1.6	AA-	A1	AA	–
11	Alnylam Pharmaceuticals, Inc. (7)	1	5.5		5.5		129,424	1.0	6,076		1.5	–	–	–	–
12	Theravance, Inc. (8)	2	7.2		7.7		170,244	1.3	5,913		1.5	–	–	–	–
13	Gilead Sciences, Inc.	1	9.3		9.3		109,969	0.8	5,820		1.5	–	Baa1	A-	–
14	Amylin Pharmaceuticals, Inc.	3	5.1		5.3		168,308	1.3	5,747		1.4	–	–	–	–
15	The Scripps Research Institute	2	5.7		5.6		96,500	0.7	5,193		1.3	–	Aa3	–	✓
16	Forrester Research, Inc.	1	0.5	(9)	0.5	(9)	145,551	1.1	4,987		1.3	–	–	–	–
17	Quest Diagnostics Incorporated	1	5.8		5.8		248,186	1.9	4,341		1.1	BBB+	Baa2	BBB+	–
18	Infinity Pharmaceuticals, Inc.	2	1.8		1.8		67,167	0.5	4,302		1.1	–	–	–	–
19	The Regents of the University of California	2	10.1		10.2		92,666	0.7	4,104		1.0	AA+	Aa1	AA	✓
20	UMass Memorial Health Care, Inc.	6	5.0		4.5		189,722	1.4	3,942		1.0	–	–	–	✓
	Total/Weighted Average:	61	5.9		6.4		3,988,303	30.1%	$172,991		43.6%

(1)      Represents remaining lease term in years based on percentage of leased square feet.

(2)      Represents remaining lease term in years based on percentage of annualized base rent.

(3)      Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2011 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(4)      Ratings obtained from each of the following rating agencies: Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.

(5)      In December 2010, we executed a 20-year lease for this space with Illumina, Inc., a premier gene sequencing company.

(6)      Annualized base rent as of March 31, 2011 excludes the amortization of acquired below market lease.

(7)      As of December 30, 2010, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(8)      As of February 14, 2011, GlaxoSmithKline plc owned approximately 18% of the outstanding stock of Theravance, Inc.

(9)      Office building is targeted for redevelopment into life science laboratory space upon lease expiration.

Results of operations

As of March 31, 2011 and 2010, we owned 168 and 162 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented in the table on the following page shows significant changes in revenue and expenses from period to period.  In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented for the quarter periods (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active redevelopment and active development, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”).  Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.  For the three months ended March 31, 2011 and 2010, our Same Properties consisted of 132 operating properties aggregating approximately 9.8 million rentable square feet.

Net operating income is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus losses from early extinguishments of debt, depreciation and amortization, interest expense, and general and administrative expense. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to our results of operations from our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Net operating income presented by us may not be comparable to net operating income reported by other REIT’s that define net operating income differently.  We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our condensed consolidated statements of income.  Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions.

Comparison of Three Months Ended March 31, 2011 (“First Quarter 2011”), to Three Months Ended March 31, 2010 (“First Quarter 2010”)

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for First Quarter 2011, compared to First Quarter 2010, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenues:
Rental – Same Properties	$73,888	$74,506	$(618)	(1%)
Rental – Non-Same Properties	32,736	14,351	18,385	128
Total rental	106,624	88,857	17,767	20

Tenant recoveries – Same Properties	25,768	24,015	1,753	7
Tenant recoveries – Non-Same Properties	7,140	2,549	4,591	180
Total tenant recoveries	32,908	26,564	6,344	24

Other income – Same Properties	247	103	144	140
Other income – Non-Same Properties	530	969	(439)	(45)
Total other income	777	1,072	(295)	(28)

Total revenues – Same Properties	99,903	98,624	1,279	1
Total revenues – Non-Same Properties	40,406	17,869	22,537	126
Total revenues	140,309	116,493	23,816	20

Expenses:
Rental operations – Same Properties	27,936	26,868	1,068	4
Rental operations – Non-Same Properties	13,145	4,680	8,465	181
Total rental operations	41,081	31,548	9,533	30

Net operating income
Net operating income – Same Properties	71,967	71,756	211	–
Net operating income – Non-Same Properties	27,261	13,189	14,072	107
Total net operating income	99,228	84,945	14,283	17

Other expenses:
General and administrative	9,500	9,479	21	–
Interest	17,842	17,562	280	2
Depreciation and amortization	36,707	29,712	6,995	24
Loss on early extinguishment of debt	2,495	–	2,495	100
Total other expenses	66,544	56,753	9,791	17

Income from continuing operations	$32,684	$28,192	$4,492	16%

Rental revenues

Total rental revenues for First Quarter 2011 increased by $17.8 million, or 20%, to $106.6 million, compared to $88.9 million for First Quarter 2010.  The increase was due to the contribution of rental revenues from our Non-Same Properties, including four ground-up development projects that were completed and delivered after January 1, 2010, and five operating properating properties that were acquired during the year ended December 31, 2010.

Tenant recoveries

Total tenant recoveries for First Quarter 2011 increased by $6.3 million, or 24%, to $32.9 million, compared to $26.6 million for our First Quarter 2010.  Approximately $4.6 million of the increase was from increases in tenant recoveries from our Non-Same Properties, including four ground-up development projects that were completed and delivered after January 1, 2010, and five operating properating properties that were acquired during the year ended December 31, 2010.  The remaining $1.8 million increase was from an increase in tenant recoveries from our Same Properties.  The increase in tenant recoveries at our Same Properties was primarily attributable to increases in rental operating expenses for our Same Properties of $1.1 million, the majority of which was recoverable from our tenants.  As of March 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for First Quarter 2011 and First Quarter 2010 of $0.8 million and $1.1 million, respectively, includes construction management fees and interest and investment income.  As a percentage of total revenues, other income for First Quarter 2011 remained consistent with First Quarter 2010, at approximately 1% of total revenues.

Rental operating expenses

Total rental operating expenses for First Quarter 2011 increased by $9.5 million, or 30%, to $41.1 million, compared to $31.5 million for First Quarter 2010.  Approximately $8.5 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including four ground-up development projects that were completed and delivered after January 1, 2010, and five operating properating properties that were acquired during the year ended December 31, 2010.  The remaining $1.1 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repair and maintenance expenses.  The majority of the increase in total rental operating expenses was recoverable from tenants through tenant recoveries.

General and administrative expenses

General and administrative expenses remained consistent at $9.5 million for First Quarter 2011 and First Quarter 2010.  As a percentage of total revenues, general and administrative expenses for First Quarter 2011 and First Quarter 2010, was approximately 7-8% of total revenues.

Interest expense

Interest expense for First Quarter 2011 increased by $0.3 million, or 2%, to $17.8 million compared to $17.6 million for First Quarter 2010, detailed as follows (in thousands):

	First Quarter
	2011	2010	Change
Interest on secured notes payable	$11,911	$13,012	$(1,101)
Interest on unsecured line of credit and unsecured term loans	7,879	4,158	3,721
Interest on interest rate hedge agreements	5,439	8,416	(2,977)
Interest on unsecured convertible notes	3,465	11,405	(7,940)
Amortization of loan fees and other	2,340	2,111	229
Capitalized interest	(13,192)	(21,540)	8,348
Total interest expense	$17,842	$17,562	$280

The increase in total interest expense of $0.3 million was due to an increase in interest expense on our unsecured line of credit and unsecured term loans coupled with lower capitalized interest for the First Quarter 2011 compared to First Quarter 2010, and was partially offset by decreases in interest expense on our secured notes payable, interest rate hedge agreements, and unsecured convertible notes.  The increase in interest expense on our unsecured line of credit and unsecured term loans was primarily attributable to higher average balances on our unsecured line of credit during First Quarter 2011 compared with First Quarter 2010 and the closing of a new $250 million unsecured term loan in February 2011, partially offset by a lower weighted average interest rate.  The weighted average interest rate on our unsecured line of credit and unsecured term loans, including the impact of our interest rate hedge agreements, decreased from approximately 3.7% as of March 31, 2010, to approximately 3.2% as of March 31, 2011.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit (see “Liquidity and Capital Resources – Principal Liquidity Needs – Interest Rate Hedge Agreements”).  Capitalized interest decreased by $8.3 million primarily due to the delivery of three ground-up development projects during the year ended December 31, 2010, including 308,000 rentable square feet at the Alexandria Center™ for Life Science – New York City science park in New York City during the fourth quarter of 2010.  Interest on our secured notes payable decreased primarily due to the repayments of eight secured notes payable approximating $118.5 million during the year ended December 31, 2010.  The decrease in interest expense on our interest rate hedge agreements was primarily due to the net reduction of effective interest rate swap agreements with notional amounts aggregating $278.5 million since March 31, 2010.  Interest on unsecured convertible notes decreased due to the retirement of substantially all $240 million of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”) during the year ended December 31, 2010, and repurchases of our 3.70% Unsecured Convertible Notes aggregating $178.8 million since December 2010.

Depreciation and amortization

Depreciation and amortization for First Quarter 2011 increased by $7.0 million, or 24%, to $36.7 million, compared to $29.7 million for First Quarter 2010.  The increase resulted primarily from depreciation associated with four ground-up development projects that were completed and delivered after January 1, 2010, and five operating properating properties that were acquired during the year ended December 31, 2010.

Loss on early extinguishment of debt

During First Quarter 2011, we recognized a losses on early extinguishment of debt of approximately $2.5 million related to the repurchases, in privately negotiated transactions, of approximately $96.1 million principal amount of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $98.6 million.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net of $59,000 for First Quarter 2011, reflects the results of operations of one property classified as “held for sale” as of March 31, 2011.  Income from discontinued operations, net of $0.6 million for the First Quarter 2010 reflects the results of operations of one property classified as “held for sale” as of March 31, 2011, and the results of operations and gain on sale of one operating property sold in First Quarter 2010.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as for property acquisitions, redevelopment, development, and other construction projects, non-recurring capital improvements, tenant improvements, leasing costs, normal recurring expenses, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, long-term secured and unsecured indebtedness, including borrowings under our unsecured line of credit, unsecured term loans, and the issuance of additional debt and/or equity securities.

We expect to continue meeting our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities.  We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make distributions necessary to continue qualifying as a REIT.

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•                  Reduce leverage as a percentage of total gross assets and improve the ratio of debt to earnings before interest, taxes, and depreciation and amortization;

•                  Maintain diverse sources of capital including sources from net cash flows, unsecured debt, secured debt, selective asset sales, perpetual preferred stock, and common stock;

•                  Reduce outstanding unsecured convertible debt;

•                  Manage the amount of debt maturing in a single year;

•                  Refinance outstanding variable rate debt with longer term fixed rate debt;

•                  Maintain adequate liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured line of credit;

•                  Maintain available borrowing capacity under our unsecured line of credit in excess of 50% of the total commitments of $1.5 billion, except temporarily as necessary to finance larger acquisitions;

•                  Fund preferred stock and common stock dividends from net cash provided by operating activities; and

•                  Retain net positive cash flows after payment of dividends for reinvestment into acquisitions and/or redevelopment and development projects.

Anticipated cash usage for the remaining fiscal year

For the remainder of 2011, we expect to have significant capital requirements, including the following items.  There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•                    Funding of projected acquisitions of approximately $100 million, in addition to the $293 million acquisition completed in April 2011;

•                    Approximately $116 million in aggregate to fund our redevelopment projects;

•                    Approximately $77 million in aggregate to fund our development projects;

•                    Approximately $43 million in aggregate to fund projects in India and China;

•                    Approximately $22 million in aggregate to fund our preconstruction projects;

•                    Approximately $19 million to fund other projects, including recurring non-revenue-enhancing capital expenditures and tenant improvements;

•                    Capital for principal payments due under our debt obligations of approximately $98 million, which includes balloon payments;

•                    Capital for interest payments due under our debt obligations of approximately $101 million (see “Principal Liquidity Needs—Contractual Obligations and Commitments”);

•                    Funding preferred stock dividends of approximately $21 million; and

•                    Funding common stock dividends of approximately $75 million, assuming the common stock dividend rate remains at $0.45 per share and our outstanding shares of common stock (55,513,135 as of May 2, 2011) remains constant for the remainder of 2011.  See “Principal Liquidity Needs—Dividends” for additional information on dividends.

We continue to actively pursue selective acquisition opportunities and may acquire additional properties during 2011.  The dollar value of acquisitions for the year ending December 31, 2011 will be based on numerous factors, including general economic conditions, tenant demand, leasing results, availability of debt or equity capital, and acquisition opportunities.  Additionally, we are in discussions with prospective tenants for future redevelopment and development projects, and accordingly may announce additional projects in the future.  See “Principal Liquidity Needs—Capital Expenditures, Tenant Improvements, and Leasing Costs” for additional discussion on our redevelopment, development, and preconstruction activities, and other projects.  We also anticipate refinancing some or all of our remaining 3.70% Unsecured Convertible Notes and a portion of our $750 million unsecured term loan with proceeds from new debt financings.

Summary of our sources of cash

We expect that our sources of capital for our principal liquidity needs will be satisfied by:

•                  cash and cash equivalents of approximately $78.2 million as of March 31, 2011;

•                  restricted cash of approximately $30.5 million as of March 31, 2011 (a portion of which is reserved to fund certain construction costs);

•                  net cash flows generated by operating activities (for the three months ended March 31, 2011, we generated approximately $45.8 million of cash flows from operating activities);

•                  availability of $821 million under our $1.5 billion unsecured line of credit as of March 31, 2011;

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds from asset sales;

•                  cash proceeds from the issuance of equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Acquisitions

During the three months ended March 31, 2011, we acquired 4755 Nexus Center Drive, a newly and partially completed development project located in University Town Center in the San Diego market, for approximately $7.4 million.  The property is a vacant 41,710 rentable square foot building in shell condition for which we plan to complete the development.

In April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed world-class 453,256 rentable square foot laboratory/office development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a biotechnology company through November 2023.  499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.

Capital expenditures, tenant improvements, and leasing costs

2011 estimated spending on capital expenditures and tenant improvements

The following table summarizes our estimated capital expenditures, excluding capitalized interest, for the remainder of 2011 (in thousands):

Current value-added projects:
Redevelopment	$116,000
Development	77,000
Projects in India and China	43,000
Total current value-added projects	236,000

Future value-added projects – preconstruction	22,000
Other	19,000
Total preconstruction and other	41,000

Total (1)	$277,000

(1)             Excludes estimated capital expenditures for 499 Illinois Street, which was acquired in April 2011.  We are preparing a detailed budget and timeline for construction expenditures.  Disclosure of estimated 2011 spending for this project will be provided on our Form 10-Q for the second quarter of 2011.

Current Value-Added Projects

Redevelopment capital expenditures for the remainder of 2011 represent estimated capital expenditures related to the rentable square feet undergoing active redevelopment as of March 31, 2011, as well as capital expenditures related to future redevelopment projects.

Development capital expenditures for the remainder of 2011 primarily represent estimated capital expenditures related to rentable square feet undergoing active development as of March 31, 2011, as well as capital expenditures related to other development projects.

Capital expenditures related to projects in India and China for the remainder of 2011 represent estimated capital expenditures related to development opportunities and projects focused on life science laboratory space for our current client tenants and other life science relationship entities in India and China.

Future Value-Added Projects – Preconstruction

Approximately $20.8 million of the total estimated preconstruction capital expenditures for the remainder of 2011 relate to preconstruction activities at Alexandria CenterTM at Kendall Square.  Preconstruction activities include Building Information Modeling (3-D virtual modeling), design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Other

Other capital expenditures represents estimated capital expenditures for the remainder of 2011 related to property-related tenant improvements, recurring capital expenditures, and other project costs (excluding costs related to the redevelopment and development of a property).  These amounts include payments for property-related capital expenditures and tenant improvements that are recoverable from our tenants.  As of March 31, 2011, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as heavy-duty heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing).  Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants.  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

Year-to-date spending on capital expenditures and tenant improvements

As of March 31, 2011, our investments in real estate, net, aggregated approximately $5.5 billion, including approximately $1.1 billion of construction in progress related to various redevelopment and development projects, projects in India and China, and preconstruction projects.  As of March 31, 2011, our estimated cost to complete our redevelopment and development projects was approximately $118 million and $82 million, respectively.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant and final lease negotiations.

The following table summarizes the components of our total capital expenditures for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Redevelopment projects	$18,566	$13,964
Development projects	18,859	57,901
Projects in India and China	26,104	3,885
	63,529	75,750

Preconstruction projects	6,652	12,391
Tenant improvements, recurring capital expenditures, and other project costs	6,103	8,181
Total capital expenditures	$76,284	$96,322

We capitalize project costs clearly related to the construction, redevelopment, and development of a real estate project as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress.  Capitalized interest of approximately $13.2 million and $21.5 million, respectively, for the three months ended March 31, 2011 and 2010, is included in the table above summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to construction, redevelopment, and development projects, including projects in India and China, aggregating approximately $4.4 million and $3.7 million for the three months March 31, 2011 and 2010, respectively. Such costs are also included in the table above.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are on-going, provided that expenditures for the asset have been made and interest cost is being incurred.  Indirect project costs, including personnel, construction administration, legal fees, and office costs that clearly relate to projects under construction, are capitalized during the period in which activities necessary to prepare the asset for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repair and maintenance are expensed as incurred and are not included in capital expenditures.  Fluctuations in our redevelopment, development, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in construction, redevelopment, and development activities, without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $1.7 million for the three months ended March 31, 2011.

As detailed in the table on the prior page, for the three months ended March 31, 2011 and 2010, we paid property-related tenant improvements, recurring capital expenditures, and other project costs aggregating approximately $6.1 million and $8.2 million, respectively.  As of March 31, 2011, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as heavy-duty heating, ventilation, and air conditioning (“HVAC”) systems maintenance and/or replacement, roof replacement, and parking lot resurfacing).  Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants.  In addition, we maintain an active preventative maintenance program at each of our properties to minimize capital expenditures.

The following table summarizes the non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs related to re-tenanted and renewal space only and excludes capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing capital expenditures, and related to redevelopment and development projects (dollars in thousands, except per square foot amounts):

	Three Months Ended March 31,
	2011	2010
Capital expenditures:
Major capital expenditures	$288	$–
Recurring capital expenditures	$320	$303
Square feet in asset base	13,198,744	11,754,295
Per rentable square foot:
Major capital expenditures	$0.02	$–
Recurring capital expenditures	$0.02	$0.03

Tenant improvements and leasing costs:
Re-tenanted space
Tenant improvements and leasing costs	$256	$626
Re-tenanted square feet	66,353	117,733
Per rentable square foot	$3.86	$5.32
Renewal space
Tenant improvements and leasing costs	$547	$859
Renewal square feet	267,058	230,655
Per rentable square foot	$2.05	$3.72

Except for leasing costs, the amounts in the table above are included in the $6.1 million and $8.2 million, of total “Tenant improvements, recurring capital expenditures, and other project costs” for the three months ended March 31, 2011 and March 31, 2010, respectively, in the total capital expenditures table on the prior page.

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

We expect our future capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment) on a per square footage basis to be approximately in the range as shown in the preceding table.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also includes the portion of our employee’s total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described above related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the three months ended March 31, 2011 and 2010, were approximately $13.3 and $4.4, respectively, of which approximately $3.8 million and $2.2 million, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Contractual obligations and commitments

Contractual obligations as of March 31, 2011 consisted of the following (in thousands):

		Payments by Period
	Total	2011	2012-2013		2014-2015	Thereafter

Secured notes payable (1) (2)	$788,983	$97,821	$66,228		$238,766	$386,168
Unsecured Credit Facility (3)	1,429,000	–	750,000		679,000	–
$250 million unsecured term loan (4)	250,000	–	–		250,000	–
Unsecured convertible notes (1)	206,127	–	205,877		250	–
Estimated interest payments on fixed rate and hedged variable rate debt (5)	348,113	80,602	118,332		58,827	90,352
Estimated interest payments on variable rate debt (6)	92,085	20,635	50,889		20,561	–
Ground lease obligations	617,338	5,775	16,925		16,851	577,787
Other obligations	24,575	1,085	22,389	(7)	310	791
Total	$3,756,221	$205,918	$1,230,640		$1,264,565	$1,055,098

(1)    Amounts represent principal amounts due and do not reflect unamortized discounts as reflected on the condensed consolidated balance sheets.

(2)    Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.9 million, of which approximately $20.9 million matures in 2014.  See “—Secured Notes Payable” for additional information.

(3)    Our Unsecured Credit Facility is composed of a $1.5 billion unsecured line of credit and a $750 million unsecured term loan.  In January 2011, we extended the maturity date of our unsecured line of credit to January 2015, assuming we exercise our sole right to extend the maturity twice by an additional six months after each exercise. The $750 million unsecured term loan matures in October 2012, assuming we exercise our sole right to extend the maturity by one year.  See “—Unsecured Credit Facility” for additional information.

(4)    The maturity date of our $250 million unsecured term loan is in February 2014 and may be extended by an additional 11 months at our sole discretion.  See “—$250 million unsecured term loan” for additional information.

(5)    Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(6)    The interest payments on variable rate debt were calculated based on the interest rates in effect as of March 31, 2011.

(7)    Includes our share, approximately $21.1 million, of a secured note payable due in 2012 held by our unconsolidated real estate entity.

During the three months ended March 31, 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Convertible Notes aggregating approximately $96.1 million at an aggregate cash price of approximately $98.6 million.  As of March 31, 2011, approximately $205.9 million in principal was outstanding, including $3.6 million of unamortized discount.  See additional information under Note 6 to our condensed consolidated financial statements regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes and circumstances under which the holders may convert the notes.

As of March 31, 2011, approximately 54% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “—Interest Rate Hedge Agreements.”  The remaining 46% of our debt is unhedged variable rate debt based primarily on one-month LIBOR.

Ground lease obligations as of March 31, 2011, include leases for 21 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 22 to 95 years, excluding extension options.

In addition, as of March 31, 2011, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $124.5 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $50.8 million for certain investments over the next six years.

Unsecured Credit Facility

We use our unsecured credit facility to fund working capital, acquisition of properties, and construction activities.  Our objective is to maintain significant unused borrowing capacity, generally greater than 50% of our $1.5 billion unsecured line of credit.  Over the next several years, we anticipate refinancing a portion of our outstanding balance under our unsecured term loans with capital from unsecured debt, unsecured bank loans, and other capital, including proceeds from selective sales of assets.

In January 2011, we entered into a Third Amendment to our Prior Credit Agreement. The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan, and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Unsecured Credit Facility agreement.  The Applicable Margin for LIBOR borrowings under the revolving credit facility was initially set at 2.4%. The Applicable Margin for the LIBOR borrowings under the $750 million unsecured term loan was not amended in the Third Amendment and was 1.0% as of March 31, 2011.

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

As of March 31, 2011, we had outstanding borrowings of $679 million, representing 45% of total borrowing capacity, under our $1.5 billion unsecured line of credit and $750 million outstanding under our $750 million unsecured term loan.  The weighted average interest rate, including the impact of our interest rate swap agreements, for our Unsecured Credit Facility was approximately 3.4% as of March 31, 2011.

The Third Amendment became effective in January 2011 and modified certain financial covenants with respect to the Unsecured Credit Facility, including the fixed charge coverage ratio, secured debt ratio, leverage ratio, and minimum book value, and added covenants relating to an unsecured leverage ratio and unsecured debt yield.  The requirements and actual results as of March 31, 2011, of the financial covenants under the Third Amendment are as follows:

Covenant	Requirement	Actual at March 31, 2011
Leverage ratio	Less than or equal to 60.0%	37%

Unsecured leverage ratio	Less than or equal to 60.0%	40%

Fixed charge coverage ratio	Greater than or equal to 1.50	2.2 (1)

Unsecured debt yield	Greater than or equal to 11.00% until June 30, 2011, and 12.00% thereafter	13.5%

Minimum book value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011	$2.9 billion

Secured debt ratio	Less than or equal to 40.0%	11%

(1)      This ratio represents the fixed charge coverage ratio for the trailing 12 months.  The fixed charge coverage ratio for the current quarter annualized was approximately 2.5.

In addition, the terms of the unsecured credit facility restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loan for developments, land, and encumbered and unencumbered assets.  As of March 31, 2011 and 2010, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  We expect to continue meeting the requirements of our debt covenants in the short term and long term.  However, in the event of an economic slowdown, crisis in the credit markets, or rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.  Additionally, we may be required to reduce our outstanding borrowings under our credit facility in order to maintain compliance with one or more covenants under our credit facility.

The foregoing summary of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 1, 2011.

$250 million unsecured term loan

In February 2011, we closed on a new $250 million unsecured term loan.  The $250 million unsecured term loan bears interest at LIBOR or the specified base rate, plus in either case a margin specified in the loan agreement.  The applicable margin for $250 million unsecured term loan was initially set at 2.0% at closing.  The maturity date for the $250 million unsecured term loan is in February 2014 and may be extended by an additional 11 months at our sole discretion.

The $250 million unsecured term loan contains financial covenants identical to those required under the Unsecured Credit Facility.

Interest rate hedge agreements

We utilize interest rate hedge agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loans.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate hedge agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate hedge agreements as of March 31, 2011 (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at March 31, 2011	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,225)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(2,959)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,299)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(1,856)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(1,857)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(7,893)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(7,907)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	100,000	(6,936)
Total					$450,000	$(38,932)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc., form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of March 31, 2011, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of March 31, 2011, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $38.9 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For the three months ended March 31, 2011 and 2010, approximately $5.4 million and $8.4 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense.  During the next twelve months, we expect to reclassify approximately $20.4 million from accumulated other comprehensive loss to interest expense.

Secured notes payable

Secured notes payable as of March 31, 2011, consisted of 20 notes secured by 49 properties.  Our secured notes payable generally require monthly payments of principal and interest and had weighted average interest rates of approximately 6.0% at March 31, 2011. Noncontrolling interests’ share of secured notes payable aggregated approximately $21.9 million as of March 31, 2011.  At March 31, 2011, our secured notes payable were composed of approximately $787.0 million and $0.9 million of fixed and variable rate debt, respectively.

If we are unable to refinance, extend principal payments due at maturity, or pay principal maturities with proceeds from other capital sources, then our cash flows may be insufficient to pay dividends to our stockholders and to repay debt upon maturity. Furthermore, even if we are able to refinance debt prior to maturity, the interest rate, loan to value, and other key loan terms may be less favorable than existing loan terms.  Less favorable loan terms, assuming we are able to refinance our secured notes payable, may result in higher interest costs, additional required capital as a result of lower proceeds or lower loan to value upon refinancing, or new or more restrictive covenants or loan terms.

Dividends

During the three months ended March 31, 2011, we paid dividends on our common stock aggregating approximately $24.9 million.  Also, during the three months ended March 31, 2011, we paid dividends on our 8.375% series C cumulative redeemable preferred stock and our 7.00% series D cumulative convertible preferred stock aggregating approximately $2.7 million and $4.4 million, respectively.

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our Board of Directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  Our strategy is to share net cash flows with our stockholders through dividend distributions while also retaining significant net cash flows after dividends for reinvestment into our business.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 of the notes to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q for further discussion.

Sources of capital

Cash and cash equivalents

As of March 31, 2011, we had approximately $78.2 million of cash and cash equivalents.

Restricted cash

As of March 31, 2011, and December 31, 2010, restricted cash was composed of the following (in thousands):

	March 31, 2011	December 31, 2010
Funds held in trust under the terms of certain secured notes payable	$22,223	$20,035
Funds held in escrow related to construction projects	5,910	5,902
Other restricted funds	2,380	2,417
Total	$30,513	$28,354

Cash flows

The following table summarizes our net cash flows for First Quarter 2011 compared to First Quarter 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Net cash provided by operating activities	$45,789	$51,280	$(5,491)
Net cash used in investing activities	$(88,526)	$(80,808)	$7,718
Net cash provided by financing activities	$29,701	$29,880	$(179)

In calculating cash flow from operating activities, depreciation and amortization, and other non-cash adjustments, are added back to net income.  As a result, we have historically generated positive cash from operating activities. From period to period, cash flows from operations are primarily dependent upon changes in our net income, as discussed more fully above under “Results of Operations,” the occupancy level of our asset base, the rental rates achieved on our leases, the collectability of rent, operating escalations, recoveries from our tenants, the level of operating and other costs, and acquisitions, dispositions, and placement of redevelopment and development projects into service, which impact the amount of depreciation and amortization expense we incur.  Net cash provided by operating activities for the First Quarter 2011 decreased by $5.5 million, to $45.8 million, compared to $51.3 million for the First Quarter 2010.  The decrease resulted primarily due to the change in accounts payable, accrued expenses, and tenant security deposits of $14.1 million, including accrued interest on our 3.7% Unsecured Convertible Notes, caused by the timing of cash expenditures in the normal course of operations, partially offset by an aggregate increase of $5.8 million attributable to the net increase in net income, depreciation and amortization, amortization of acquired above and below market leases, and deferred rent.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of March 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Net cash used in investing activities for the First Quarter 2011 was $88.5 million, compared to $80.8 million for the First Quarter 2010. The increase in net cash used in investing activities for the three months ended March 31, 2011, primarily reflects the acquisition of one property in the First Quarter 2011, changes in restricted cash related to construction projects, and lower proceeds from sale of properties, partially offset by lower additions to properties.

Net cash provided by financing activities for the First Quarter 2011 remained consistent at $29.7 million, compared to $29.9 million for the First Quarter 2010.  For the First Quarter 2011, proceeds from borrowings from our unsecured line of credit and our new $250 million unsecured term loan of approximately $460.0 million were partially offset by principal reductions of secured notes payable and our unsecured line of credit, the repurchase of certain of our 3.70% Unsecured Convertible Notes, deferred financing costs paid, and changes in restricted cash related to financings, totaling approximately $398.0 million.  Additionally, for the First Quarter 2011, we paid dividends on our common and preferred stock of approximately $32.0 million.  For the First Quarter 2010, proceeds from the borrowings from our unsecured line of credit, deferred financing costs paid, and changes in restricted cash related to financings totaling approximately $80.0 million were partially offset by principal reductions of secured notes payable and our unsecured line of credit of approximately $31.6 million.  Additionally, for the First Quarter 2010, we paid dividends on our common and preferred stock of approximately $22.6 million.

Unsecured Credit Facility

We use our Unsecured Credit Facility to fund working capital, construction activities, and, from time to time, acquisition of properties.  Our $2.25 billion Unsecured Credit Facility is composed of a $1.5 billion unsecured line of credit and the $750 million unsecured term loan.  We may in the future elect to increase commitments under our Unsecured Credit Facility by up to an additional $300 million.  As of March 31, 2010, we had $821 million available under our $1.5 billion unsecured line of credit.

Property dispositions

The sale of selective properties has provided the Company with an additional source of capital.  During the three months ended March 31, 2011, we did not sell any properties.  As of March 31, 2011, we had one property classified as “held for sale.” During the three months ended March 31, 2010, we sold one property at an aggregate contract price of approximately $11.8 million.

In November 2010, we completed sales of land parcels in Mission Bay, San Francisco, for an aggregate sales price of approximately $278 million at a gain of approximately $59 million. The sales of the land parcels resulted in a reduction of our preconstruction square footage by approximately 2.0 million square feet in the Mission Bay, San Francisco, submarket.  The cash proceeds from these sales were used to repay outstanding borrowings under our unsecured line of credit.

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

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing related activities.

Inflation

As of March 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent. Approximately 91% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our earnings or cash flow from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loans.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Although FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and Capital Resources — Sources of Capital — Cash Flows” for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,365	$20,542
Add:
Depreciation and amortization (1)	36,707	29,738
Net income attributable to noncontrolling interests	929	935
Net income attributable to unvested restricted stock awards	242	219
Subtract:
Gain on sales of property (2)	–	(24)
FFO attributable to noncontrolling interests	(1,065)	(1,098)
FFO attributable to unvested restricted stock awards	(547)	(530)
Subtotal	60,631	49,782
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	5	4,194
Amounts attributable to unvested restricted stock awards	–	4
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of assumed conversion and dilutive securities	$60,636	$53,980

(1)          Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)          Gain on sales of property for three months ended March 31, 2010 relates to the disposition of one operating property.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on, March 31, 2011, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loans, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $7.1 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loans, after considering the effect of our interest rate hedge agreements in effect on March 31, 2011, would increase annual future earnings by approximately $7.1 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would decrease their aggregate fair values by approximately $46.7 million at March 31, 2011.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $41.6 million at March 31, 2011.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on March 31, 2011.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of March 31, 2011, would decrease their fair value by approximately $8.9 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of March 31, 2011, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $0.1 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.1 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                 RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.  Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

Item 6.                          EXHIBITS

3.1*	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.2*	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.3*	Bylaws of the Company (as amended April 5, 2011), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 11, 2011.
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

4.1	Specimen certificate representing shares of Common Stock.
4.2*

Specimen certificate representing shares of 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004.

4.3*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008.
4.4*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust company, as Trustee filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 19, 2007.

4.5*

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

10.1 (1)	Second Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2011.
10.2*

Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners, JP Morgan Chase Bank, N.A. and Citibank, N.A. as Co-Syndication Agents, The Bank of Nova Scotia, Barclays Bank PLC, Royal Bank of Scotland, and RBC Bank as Co-Documentation Agents, and certain lenders, filed as an exhibit to Company’s annual report on Form 10-K filed with the SEC on March 1, 2011.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2011 and 2010 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

(*)         Incorporated by reference.

(1)          Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2011.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)