Form 10-Q
period 2011-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2011-08-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, 61,932,136 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Investments in real estate	$6,534,433	$6,060,821
Less: accumulated depreciation	(679,081)	(616,007)
Investments in real estate, net	5,855,352	5,444,814
Cash and cash equivalents	60,925	91,232
Restricted cash	23,432	28,354
Tenant receivables	4,487	5,492
Deferred rent	125,867	116,849
Investments	88,862	83,899
Other assets	184,359	135,221
Total assets	$6,343,284	$5,905,861

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$774,691	$790,869
Unsecured line of credit and unsecured term loans	1,575,000	1,498,000
Unsecured convertible notes	203,638	295,293
Accounts payable, accrued expenses, and tenant security deposits	300,030	304,257
Dividends payable	34,068	31,114
Total liabilities	2,887,427	2,919,533

Redeemable noncontrolling interests	15,899	15,920

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	614	550
Additional paid-in capital	3,024,603	2,566,238
Retained earnings	–	734
Accumulated other comprehensive loss	(6,272)	(18,335)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,398,583	2,928,825
Noncontrolling interests	41,375	41,583
Total equity	3,439,958	2,970,408
Total liabilities, noncontrolling interests, and equity	$6,343,284	$5,905,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Rental	$109,820	$89,512	$216,444	$178,369
Tenant recoveries	33,230	26,576	66,138	53,140
Other income	926	922	1,703	1,994
Total revenues	143,976	117,010	284,285	233,503

Expenses
Rental operations	40,679	30,335	81,760	61,883
General and administrative	10,766	8,266	20,266	17,745
Interest	16,571	18,778	34,413	36,340
Depreciation and amortization	40,363	30,299	77,070	60,011
Total expenses	108,379	87,678	213,509	175,979
Income from continuing operations before loss on early extinguishment of debt	35,597	29,332	70,776	57,524

Loss on early extinguishment of debt	(1,248)	(41,496)	(3,743)	(41,496)
Income (loss) from continuing operations	34,349	(12,164)	67,033	16,028

(Loss) income from discontinued operations before gain on sales of real estate	(38)	(60)	(97)	509
Gain on sales of real estate	–	–	–	24
(Loss) income from discontinued operations, net	(38)	(60)	(97)	533

Net income (loss)	34,311	(12,224)	66,936	16,561

Net income attributable to noncontrolling interests	938	930	1,867	1,865
Dividends on preferred stock	7,089	7,090	14,178	14,179
Net income attributable to unvested restricted stock awards	298	149	540	311
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,986	$(20,393)	$50,351	$206

Earnings (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.44	$(0.45)	$0.89	$(0.01)
Discontinued operations, net	–	–	–	0.01
Earnings (loss) per share – basic	$0.44	$(0.45)	$0.89	$–

Earnings (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.44	$(0.45)	$0.89	$(0.01)
Discontinued operations, net	–	–	–	0.01
Earnings (loss) per share – diluted	$0.44	$(0.45)	$0.89	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(In thousands, except share data)

(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2010	$129,638	$250,000	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920
Net income	-	-	-	-	-	65,069	-	1,290	66,359	577
Unrealized gain on marketable securities	-	-	-	-	-	-	12	-	12	-
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	5,486	-	5,486	-
Foreign currency translation	-	-	-	-	-	-	6,565	(30)	6,535	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,468)	(1,468)	(622)
Equity component related to repurchase of unsecured convertible notes (see Note 6)	-	-	-	-	(2,451)	-	-	-	(2,451)	-
Issuances of common stock, net of offering costs	-	-	6,250,651	63	451,476	-	-	-	451,539	-
Issuances pursuant to stock plan	-	-	162,692	1	10,565	-	-	-	10,566	-
Dividends declared on preferred stock	-	-	-	-	-	(14,178)	-	-	(14,178)	-
Dividends declared on common stock	-	-	-	-	-	(52,850)	-	-	(52,850)	-
Distributions in excess of earnings	-	-	-	-	(1,225)	1,225	-	-	-	-
Balance at June 30, 2011	$129,638	$250,000	61,380,268	$614	$3,024,603	$-	$(6,272)	$41,375	$3,439,958	$15,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$66,936	$16,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,070	60,080
Loss on early extinguishment of debt	3,743	41,496
Amortization of loan fees and costs	4,605	4,098
Amortization of debt premiums/discount	2,504	5,875
Amortization of acquired above and below market leases	(7,580)	(3,577)
Deferred rent	(9,592)	(7,440)
Stock compensation expense	5,105	5,389
Equity in income related to investments	–	(48)
Gain on sales of investments	(1,758)	(762)
Loss on sales of investments	947	21
Gain on sales of property	–	(24)
Changes in assets and liabilities:
Restricted cash	110	1,955
Tenant receivables	1,005	1,094
Other assets	(31,495)	(7,110)
Accounts payable, accrued expenses, and tenant security deposits	340	8,356
Net cash provided by operating activities	111,940	125,964

Investing Activities
Additions to properties	(166,378)	(219,241)
Purchase of properties	(305,030)	–
Proceeds from sales of properties	–	10,514
Change in restricted cash related to construction projects	(12)	12,706
Contributions to unconsolidated real estate entity	(2,038)	(1,550)
Transfer of cash to unconsolidated real estate entity upon deconsolidation	–	(154)
Additions to investments	(12,721)	(7,929)
Proceeds from investments	8,581	2,659
Net cash used in investing activities	(477,598)	(202,995)

Financing Activities
Principal reductions of secured notes payable	(16,297)	(38,646)
Principal borrowings from unsecured line of credit and unsecured term loans	1,708,317	272,000
Repayments of borrowings from unsecured line of credit	(1,631,317)	(52,000)
Payment on exchange of 8.00% unsecured convertible notes	–	(43,528)
Repurchase of unsecured convertible notes	(98,590)	–
Change in restricted cash related to financings	4,824	(8,048)
Deferred financing costs paid	(18,126)	(4,696)
Proceeds from issuance of common stock	451,539	–
Proceeds from exercise of stock options	1,165	1,843
Dividends paid on common stock	(49,896)	(31,006)
Dividends paid on preferred stock	(14,178)	(14,179)
Contributions by redeemable noncontrolling interests	–	674
Distributions to redeemable noncontrolling interests	(622)	(688)
Redemption of redeemable noncontrolling interests	–	(1,275)
Contributions by noncontrolling interests	–	655
Distributions to noncontrolling interests	(1,468)	(1,449)
Net cash provided by financing activities	335,351	79,657
Net (decrease) increase in cash and cash equivalents	(30,307)	2,626
Cash and cash equivalents at beginning of period	91,232	70,628
Cash and cash equivalents at end of period	$60,925	$73,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                 Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”) focused principally on cluster development through the ownership, operation, management, and selective acquisition, redevelopment, and development of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, medical device, product, and service entities, and government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.  Our asset base contains 171 properties approximating 14.1 million rentable square feet consisting of the following, as of June 30, 2011:

Rentable Square Feet
Operating properties	12,672,852
Redevelopment properties	782,258
Development properties	690,139
Total	14,145,249

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

Investments in real estate

We recognize assets acquired (including the intangible values of above or below market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  The values of acquired in-place leases are classified as leasing costs, included in other assets in the accompanying condensed consolidated balance sheets, and amortized over the remaining terms of the related leases.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair value of assets acquired, the liabilities assumed, and any noncontrolling interests in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs are expensed as incurred.

We capitalize project costs clearly related to the construction, redevelopment, and development of a real estate project as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress.  We also capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost is being incurred.  In addition, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other costs would be expensed as incurred.  Expenditures for repairs and maintenance are also expensed as incurred.

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

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the “held and used” impairment model in that under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  We did not incur impairment charges during the three and six months ended June 30, 2011 and 2010.

2.     Basis of presentation (continued)

Variable interest entities

We consolidate a variable interest entity (“VIE”) if it is determined that we are the primary beneficiary, an evaluation that we perform on an ongoing basis.  A VIE is broadly defined as an entity in which either (1) the equity investors as a group, if any, do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE.  Consideration of various factors includes, but is not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable.  Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our condensed consolidated financial statements.  See Note 3, Investments in Real Estate.

Interest rate hedge agreements

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured term loans.  We recognize our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the hedged exposure, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate hedge agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of the gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Unrealized gain on marketable securities	$6,169	$6,157
Unrealized loss on interest rate hedge agreements	(39,321)	(44,807)
Unrealized gain on foreign currency translation	26,880	20,315
Total	$(6,272)	$(18,335)

The following table provides a reconciliation of comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$34,311	$(12,224)	$66,936	$16,561
Unrealized (loss) gain on marketable securities	(501)	(2,190)	12	(1,853)
Unrealized (loss) gain on interest rate hedge agreements	(253)	(3,188)	5,486	(2,081)
Unrealized gain (loss) on foreign currency translation	1,676	(8,004)	6,559	(2,629)
Comprehensive income (loss)	35,233	(25,606)	78,993	9,998
Comprehensive income attributable to noncontrolling interests	939	935	1,861	1,949
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.	$34,294	$(26,541)	$77,132	$8,049

2.                 Basis of presentation (continued)

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the United States, Canada, China, India, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2006 through 2010.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2011, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax-related interest expense or penalties for the three and six months ended June 30, 2011 and 2010.

Earnings (loss) per share and dividends declared

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

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends and amounts attributable to noncontrolling interests to (1) common stockholders and (2) unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation, plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.

2.     Basis of presentation (continued)

Earnings (loss) per share and dividends declared (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations and dividends declared per share of common stock (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2011	2010	2011	2010
Income (loss) from continuing operations	$34,349	$(12,164)	$67,033	$16,028
Net income attributable to noncontrolling interests	(938)	(930)	(1,867)	(1,865)
Income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc.	33,411	(13,094)	65,166	14,163
Dividends on preferred stock	(7,089)	(7,090)	(14,178)	(14,179)
Income from continuing operations attributable to unvested restricted stock awards	(298)	(149)	(540)	(311)
Income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for basic earnings per share	26,024	(20,333)	50,448	(327)
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–	–	–
Amounts attributable to unvested restricted stock awards	–	–	–	–
Income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – numerator for diluted earnings per share	$26,024	$(20,333)	$50,448	$(327)
Denominator:
Weighted average shares of common stock outstanding – basic	58,500,055	44,870,142	56,734,012	44,348,850
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–	–	–
Dilutive effect of stock options	13,067	–	16,261	–
Weighted average shares of common stock outstanding – diluted	58,513,122	44,870,142	56,750,273	44,348,850

Earnings (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic:
Continuing operations	0.44	(0.45)	0.89	(0.01)
Discontinued operations, net	–	–	–	0.01
Earnings (loss) per share – basic	0.44	(0.45)	0.89	–

Earnings (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Continuing operations	0.44	(0.45)	0.89	(0.01)
Discontinued operations, net	–	–	–	0.01
Earnings (loss) per share – diluted	0.44	(0.45)	0.89	–

Dividends declared per common share	$0.45	$0.35	$0.90	$0.70

2.                 Basis of presentation (continued)

Earnings (loss) per share and dividends declared (continued)

We apply the if-converted method of accounting for our 8.00% Unsecured Convertible Notes. In applying the if-converted method of accounting, conversion is assumed for purposes of calculating diluted earnings (loss) per share if the effect is dilutive to earnings (loss) per share.  If the assumed conversion pursuant to the if-converted method of accounting is dilutive, diluted earnings (loss) per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins), and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  Furthermore, we assume that our 8.00% Unsecured Convertible Notes are converted for the period prior to any retirement or actual conversion if the effect of such assumed conversion is dilutive, and any shares of common stock issued upon retirement or actual conversion are included in the denominator for the period after the date of retirement or conversion.  For purposes of calculating diluted earnings (loss) per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the three and six months ended June 30, 2011 and 2010 since the impact was antidilutive to earnings (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

We also apply the if-converted method of accounting to our series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three and six months ended June 30, 2011 and 2010 since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”) when the average market price of our common stock is higher than the conversion price ($117.36 as of June 30, 2011). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred at the end of the reporting period pursuant to the treasury stock method.  For the three and six months ended June 30, 2011 and 2010, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price of $117.36 and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows net income (loss) attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$34,349	$(12,164)	$67,033	$16,028
(Loss) income from discontinued operations, net	(38)	(60)	(97)	533
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.	$34,311	$(12,224)	$66,936	$16,561

2.      Basis of presentation (continued)

Stock-based compensation expense

We have historically issued two forms of stock-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted stock awards.  We have not granted any options since 2002.  We recognize all stock-based compensation in the condensed consolidated statements of operations based on the grant date fair value.  The fair value is based on the market value of the common stock on the grant date and such cost is then recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We compute stock-based compensation based on awards that are ultimately expected to vest.  As a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited.

Fair value

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions based on the best available information.  This hierarchy consists of the following three broad levels: (1) using quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest-level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables set forth the fair value of assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,559	$8,559	$–	$–

Liabilities:
Interest rate hedge agreements	$39,221	$–	$39,221	$–

		December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,033	$8,033	$–	$–

Liabilities:
Interest rate hedge agreements	$44,645	$–	$44,645	$–

2.      Basis of presentation (continued)

Fair value (continued)

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.  The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  As further described in Notes 4 and 7, our “available for sale” securities and our interest rate hedge agreements, respectively, have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured term loan, and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of June 30, 2011 and December 31, 2010, the book and fair values of our “available for sale” securities, interest rate hedge agreements, secured notes payable, unsecured line of credit, unsecured term loans, and unsecured convertible notes were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
“Available for sale” securities	$8,559	$8,559	$8,033	$8,033
Interest rate hedge agreements	39,221	39,221	44,645	44,645
Secured notes payable	774,691	861,909	790,869	865,939
Unsecured line of credit and unsecured term loans	1,575,000	1,595,134	1,498,000	1,438,751
Unsecured convertible notes	203,638	207,362	295,293	302,486

Impact of recently issued accounting standards

The Financial Accounting Standards Board (the “FASB”) recently issued a joint proposal with the International Accounting Standards Board that would create a single model to apply to most leases and require the recognition of lease-related assets and liabilities on the balance sheet.  The proposed model also would require entities to make a number of estimates and periodically reassess those estimates when accounting for leases.  Lessees would be required to recognize lease expense under the finance approach on a basis consistent with the current accounting for capital leases.  Under the finance lease approach, lessees would recognize higher total periodic expense (i.e., total interest and amortization expense) in the earlier periods of a lease and lower total periodic expense in later periods.  Lessees will apply the finance lease approach to all leases recognized on the balance sheet and recognize interest expense using the interest method.  This expense recognition pattern is consistent with the treatment of capital leases under current lease accounting literature.  Investment property entity lessors are currently not expected to apply the lessee model to leases of investment properties.  The proposed model has not been finalized at this time, and the effective date has not yet been determined.  We anticipate the adoption of the final standard may have a material impact on our consolidated financial statements.

2.      Basis of presentation (continued)

Impact of recently issued accounting standards (continued)

In May 2011, the FASB issued an Accounting Standard Update (“ASU”) to substantially converge the guidance in GAAP and International Financial Reporting Standards on fair value measurements and disclosures.  The ASU changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820, Fair Value Measurement, including (1) the application of the concepts of highest and best use and valuation premise, (2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis, (3) the incorporation of certain premiums and discounts in fair value measurements, and (4) the measurement of the fair value of certain instruments classified in shareholders’ equity.  In addition, the ASU includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012. We anticipate the adoption of the ASU may affect valuation methodologies, although we do not anticipate the adoption of the final standard to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued an ASU to make presentation of items within other comprehensive income (“OCI”) more prominent.  Entities are required to present items of net income, items of OCI, and total comprehensive income either in a single continuous statement or in two separate but consecutive statements.  There no longer exists the option to present OCI in the statement of changes in stockholders’ equity.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012.  We anticipate the adoption of the ASU will affect presentation of the consolidated financial statements.

3.      Investments in real estate

Our investments in real estate, net consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land (related to rental properties)	$472,977	$456,940
Buildings and building improvements	4,139,115	3,906,689
Other improvements	184,600	183,140
Rental properties	4,796,692	4,546,769
Less: accumulated depreciation	(679,081)	(616,007)
Rental properties, net	4,117,611	3,930,762

Construction in progress (“CIP”)/current value-added projects:
Active redevelopment	296,225	248,651
Active development	238,433	134,758
Projects in India and China	107,934	98,327
	642,592	481,736
Land/future value-added projects:
Land held for future development	534,618	431,838
Land undergoing preconstruction activities (additional CIP)	521,753	563,800
	1,056,371	995,638

Investment in unconsolidated real estate entity	38,778	36,678
Investments in real estate, net	$5,855,352	$5,444,814

Rental properties, construction in progress, and land held for future development

As of June 30, 2011 and December 31, 2010, we had approximately $4.1 billion and $3.9 billion of rental properties, net, aggregating 12.7 and 12.5 million rentable square feet as of the end of each respective period.

3.      Investments in real estate

Rental properties, construction in progress, and land held for future development (continued)

As of June 30, 2011, and December 31, 2010, we had various projects classified as construction in progress, including redevelopment and development projects, and projects in India and China.  As of June 30, 2011, and December 31, 2010, we had 782,258 and 755,463 rentable square feet, respectively, undergoing active redevelopment. Additionally, as of June 30, 2011, and December 31, 2010, we had 690,139 and 475,818 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science properties.  We also had construction projects in India and China aggregating approximately 0.9 million rentable square feet as of June 30, 2011, and December 31, 2010.  We are required to capitalize project costs, indirect project costs, and interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized related to construction activities for the six months ended June 30, 2011 and 2010, was approximately $28.2 million and $41.5 million, respectively.

Additionally, as of June 30, 2011 and December 31, 2010, we had approximately $534.6 million and $431.8 million, respectively, of land held for future development, aggregating 12.0 million and 8.3 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but on which, as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred. Additionally, as of June 30, 2011, and December 31, 2010, we had an aggregate of 2.4 million and 3.0 million rentable square feet, respectively, undergoing preconstruction activities (consisting of Building Information Modeling (3-D virtual modeling), design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.9 million developable square feet at Alexandria Center™ at Kendall Square in Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

Investment in unconsolidated real estate entity

In 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 428,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in 2012 with an outstanding balance of $38.4 million as of June 30, 2011 and December 31, 2010.  We also have an option to extend the maturity of the loan to April 2013.  We determined that the entity did not qualify as a VIE since we do not have the power to direct the activities of the entity that most significantly impact its economic performance.  The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partner, including all major operating, investing, and financing decisions as well as decisions involving major expenditures.  Because we share power over the decisions that most significantly impact the entity’s economic performance, we determined that we are not the primary beneficiary of the entity.  As of June 30, 2011 and December 31, 2010, our investment in the unconsolidated entity was approximately $38.8 million and $36.7 million, respectively.

Our investment in the unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to this entity are allocated in accordance with the operating agreement.  When circumstances indicate there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine the loss in value is other-than-temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.  For the three and six months ended June 30, 2011, there were no indications of a reduction in the value of our investment in the unconsolidated real estate entity.

4.      Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in publicly traded companies for which an active market exists are considered “available for sale” and are recorded at fair value.  Fair value of our investments in publicly traded companies for which an active market exists has been based upon the closing price as of the balance sheet date, with unrealized gains and losses shown as a separate component of total equity.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains and losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstance that would have an adverse effect on our cost method investments, we do not estimate their fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such an investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  We did not recognize impairment charges related to our investments for the three and six months ended June 30, 2011 and 2010.

The following table summarizes our “available for sale” securities (in thousands):

	June 30,	December 31,
	2011	2010
Adjusted cost of “available for sale” securities	$2,390	$1,876
Gross unrealized gains	6,274	6,196
Gross unrealized losses	(105)	(39)
Fair value of “available for sale” securities	$8,559	$8,033

We believe that the gross unrealized losses related to our “available for sale” securities as of June 30, 2011 shown above are temporary.

Our investments in privately held entities as of June 30, 2011 and December 31, 2010 totaled approximately $80.3 million and $75.9 million, respectively.  Of these totals, approximately $32,000 and $82,000, as of June 30, 2011, and December 31, 2010, respectively, are accounted for under the equity method.  The remainder are accounted for under the cost method.  As of June 30, 2011 and December 31, 2010, there were no unrealized losses in our investments in privately held entities.

5.      Unsecured line of credit and unsecured term loans

The following table summarizes balances outstanding under our unsecured line of credit and unsecured term loans (in thousands):

	June 30,	December 31,
	2011	2010
Unsecured line of credit	$575,000	$748,000
2012 Unsecured Term Loan	250,000	750,000
2016 Unsecured Term Loan	750,000	–
	$1,575,000	$1,498,000

Unsecured Credit Facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006 and May 2, 2007 (the “Prior Credit Agreement”). The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan (the “2012 Unsecured Term Loan” and together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Unsecured Credit Facility agreement (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings outstanding under the unsecured line of credit was 2.4% as of June 30, 2011.  The Applicable Margin for the LIBOR borrowings under the 2012 Unsecured Term Loan was not amended in the Third Amendment and was 1.0% as of June 30, 2011.

Under the Third Amendment, the maturity date for the unsecured line of credit is January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months.  The maturity date for the 2012 Unsecured Term Loan remained unchanged at October 2012, assuming we exercise our sole right to extend the maturity date by one year.

As of June 30, 2011, we had borrowings of $575 million and $250 million outstanding under our unsecured line of credit and 2012 Unsecured Term Loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 3.6%.

5.      Unsecured line of credit and unsecured term loans

2016 Unsecured Term Loan

In February 2011, we entered into a $250 million unsecured term loan.  In June 2011, we amended this $250 million unsecured term loan (as amended, the “2016 Unsecured Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the amended unsecured term loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Term Loan was amended initially to 1.75%.  Under the 2016 Unsecured Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility.  The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Term Loan from $750 million to $250 million.  As a result of this early repayment of our 2012 Unsecured Term Loan, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

The requirements of the key financial covenants under the Unsecured Credit Facility and 2016 Unsecured Term Loan are as follows:

Covenant	Requirement

Leverage Ratio	Less than or equal to 60.0%

Unsecured Leverage Ratio	Less than or equal to 60.0%

Fixed Charge Coverage Ratio	Greater than or equal to 1.5

Unsecured Debt Yield	Greater than or equal to 11.00% until June 30, 2011, and 12.00% thereafter

Minimum Book Value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011

Secured Debt Ratio	Less than or equal to 40.0%

In addition, the terms of the agreements restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available for developments, land, encumbered, and unencumbered assets.  As of June 30, 2011, we were in compliance with all such covenants.

6.      Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes outstanding as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010 (dollars in thousands, except conversion rates):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	June 30,	December 31,	June 30,		December 31,
	2011	2010	2011		2010
Principal amount	$250	$250	$205,877		$301,934
Unamortized discount	17	20	2,472		6,871
Net carrying amount of liability component	$233	$230	$203,405		$295,063

Carrying amount of equity component	$27	$27	$19,616		$28,769
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,038	6,047	N/A	(1)	N/A	(1)

Issuance date	April 2009		January 2007
Stated interest rate	8.00%		3.70%
Effective interest rate	11.00%		5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	$41.40		$117.36

	8.00% Unsecured Convertible Notes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Contractual interest	$4	$3,973	$9	$8,773
Amortization of discount on liability component	2	961	3	2,073
Total interest cost	$6	$4,934	$12	$10,846

	3.70% Unsecured Convertible Notes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Contractual interest	$1,905	$3,558	$3,947	$7,117
Amortization of discount on liability component	1,115	1,964	2,532	3,898
Total interest cost	$3,020	$5,522	$6,479	$11,015

(1)      Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the June 30, 2011, and December 31, 2010, closing stock prices of our common stock of $77.42 and $73.26, respectively, and the conversion price of our 3.70% Unsecured Convertible Notes of $117.36 as of June 30, 2011, and December 31, 2010, the if-converted value of the notes did not exceed the principal amount as of June 30, 2011 or December 31, 2010, and accordingly, no shares of our common stock would have been issued if the notes had been settled on June 30, 2011 or December 31, 2010.

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

3.70% Unsecured Convertible Notes

In January 2007, we completed a private offering of $460 million principal amount of 3.70% Unsecured Convertible Notes.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017, and 2022 for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions, (each, a “Fundamental Change”), including a change in control, certain merger or consolidation transactions, or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

6.   Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of June 30, 2011, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

In December 2010, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $82.8 million at an aggregate cash price of approximately $84.6 million.  Upon completion of these repurchases, the total value of the consideration of the repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $1.7 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $2.4 million, net of approximately $0.4 million in unamortized issuance costs.

During the first quarter of 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Convertible Notes aggregating approximately $96.1 million at an aggregate cash price of approximately $98.6 million.  Upon completion of these repurchases, the total value of the consideration of the repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $2.5 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $2.5 million, including approximately $0.4 million in unamortized issuance costs.

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

The effective portion of changes in the fair value of our interest rate hedge agreements designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  During the three and six months ended June 30, 2011 and 2010, our interest rate hedge agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the three and six months ended June 30, 2011 and 2010, our interest rate hedge agreements were 100% effective.  Accordingly, we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

As of June 30, 2011, and December 31, 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $39.2 million and $44.6 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized gain (loss) in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive loss are recognized in the periods during which the forecasted hedge transactions affect earnings.  For the three months ended June 30, 2011 and 2010, approximately $5.3 million and $7.8 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense as an increase to interest expense.  For the six months ended June 30, 2011 and 2010, approximately $10.7 million and $15.9 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $20.8 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

7.                 Interest rate hedge agreements (continued)

As of June 30, 2011, we had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at June 30, 2011	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,551)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(2,631)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,424)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(1,799)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(1,801)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(8,378)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(8,394)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	100,000	(6,243)
Total					$450,000	$(39,221)

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

8.                 Alexandria Real Estate Equities, Inc.’s stockholders’ equity

In May 2011, we sold 6,250,651 shares of our common stock in a follow-on offering (including 750,651 shares issued upon partial exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $75.50 per share, resulting in aggregate proceeds of approximately $451.5 million (after deducting underwriters’ discounts and other offering costs).

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

In June 2011, we declared a cash dividend on our common stock aggregating $27.9 million ($0.45 per share) for the calendar quarter ended June 30, 2011.  In June 2011, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) aggregating $2.7 million ($0.5234375 per share), for the period from April 15, 2011 through July 15, 2011.  Additionally, in June 2011, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4.4 million ($0.4375 per share), for the period from April 15, 2011 through July 15, 2011.

9.                 Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities own seven properties and three development parcels as of June 30, 2011, and are included in our condensed consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previously recorded increases have been recorded pursuant to the preceding sentence.  As of both June 30, 2011, and December 31, 2010, our redeemable noncontrolling interest balance was approximately $15.9 million.  Our remaining noncontrolling interests aggregating approximately $41.4 million and $41.6 million as of June 30, 2011, and December 31, 2010, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

10.          Discontinued operations

We classify a property as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”; its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our condensed consolidated statements of operations; and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

10.          Discontinued operations (continued)

The following is a summary of income from discontinued operations, net, and net assets of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenue	$2	$–	$2	$794
Operating expenses	40	17	99	216
Revenue less operating expenses	(38)	(17)	(97)	578
Interest expense	–	–	–	–
Depreciation expense	–	43	–	69
(Loss) income from discontinued operations before gain on sales of real estate	(38)	(60)	(97)	509
Gain on sales of real estate	–	–	–	24
(Loss) income from discontinued operations, net	$(38)	$(60)	$(97)	$533

	June 30, 2011	December 31, 2010
Properties “held for sale,” net	$1,859	$1,859
Other assets	117	90
Total assets	$1,976	$1,949
Total liabilities	157	133
Net assets of discontinued operations	$1,819	$1,816

Loss from discontinued operations, net, for the three and six months ended June 30, 2011, includes the results of operations of one operating property that was classified as “held for sale” as of June 30, 2011.  Loss from discontinued operations, net, for the three months ended June 30, 2010, includes the results of operations of one property that was classified as “held for sale” as of June 30, 2010.  Income from discontinued operations, net for the six months ended June 30, 2010, includes the results of operations of one property that was classified as “held for sale” as of June 30, 2010, and the results of operations and gain on sale of one operating property that was sold during the first quarter of 2010.  During the six months ended June 30, 2010, we sold one property located in the Seattle market at a price of approximately $11.8 million.

11.          Subsequent events

In July and August 2011, we repurchased, in privately negotiated transactions, approximately $84.9 million of certain of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $86.2 million.  As a result of these repurchases, we recognized a loss on early extinguishment of debt of approximately $2.0 million, including approximately $0.2 in unamortized issuance costs.

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

•                  lower rental rates, higher vacancy rates, or failure to renew or replace expiring leases;

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

•                  certain ownership interests outside the United States that may subject us to different or greater risks than those associated with our domestic operations; and

•                  fluctuations in foreign currency exchange rates.

This list of risks and uncertainties is not exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2010.  Readers of this quarterly report on Form 10-Q should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q.  References to “GAAP” used herein refer to accounting principles generally accepted in the United States.

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

As of June 30, 2011, we had 171 properties aggregating 14.1 million rentable square feet, composed of approximately 12.7 million rentable square feet of operating properties, approximately 782,258 rentable square feet undergoing active redevelopment, and approximately 690,139 rentable square feet undergoing active development.  Our operating properties were approximately 94% leased as of June 30, 2011.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, redevelopment, and development activities.

As further discussed under “2011 highlights” below, for the six months ended June 30, 2011, we:

•                executed 92 leases for 1,280,000 rentable square feet, including 224,000 rentable square feet of redevelopment and development space;

•                reported occupancy of operating properties at approximately 93.8%, and occupancy of operating and redevelopment properties at approximately 88.3% as of June 30, 2011;

•                completed a follow-on common stock offering with net proceeds of $451.5 million;

•                repurchased approximately $96.1 million of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”)

•                extended the maturity date and increased commitments on our unsecured line of credit from $1.15 billion to $1.5 billion;

•                increased our unsecured term loan by $500 million, extended the maturity date to June 2016, and used the net proceeds to reduce our existing $750 million unsecured term loan to $250 million;

•                acquired 4755 Nexus Center Drive, a newly and partially completed development project located in University Town Center in the San Diego market, aggregating 41,710 rentable square feet

•                acquired 409 and 499 Illinois Street, a newly and partially completed 453,256 rentable square foot development project in Mission Bay, San Francisco, for approximately $293 million; and

•                received LEED® Gold Certifications for the Alexandria Center™ for Life Science – New York City, 199 E. Blaine Street, a Property Located in the Seattle Market, and 455 Mission Bay Blvd., a property located in the San Francisco Market.

In July 2011, we:

•                received a Baa2/BBB- stable outlook investment grade issuer rating from two major rating agencies; and

•                repurchased, in privately negotiated transactions, $81.5 million of our 3.70% Unsecured Convertible Notes.

We continue to demonstrate the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our core operating results were solid for the six months ended June 30, 2011.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 782,258 rentable square feet and our existing active development projects aggregating approximately an additional 690,139 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up developments. We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.   During this period, we may also extend and/or refinance certain debt maturities.  We expect the sources of funds for construction activities and repayment of outstanding debt to be provided over several years by cash flows from operations, opportunistic sales of real estate, joint ventures, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.  As of June 30, 2011, we identified one asset as “held for sale,” which has been classified in discontinued operations.

2011 Highlights

Acquisitions

In March 2011, we acquired 4755 Nexus Center Drive, a newly and partially completed development project located in University Town Center in the San Diego market, for approximately $7.4 million.  The property is a vacant 41,710 rentable square foot building in shell condition for which we plan to complete the development.  Based on our current view of existing market conditions and certain current assumptions, we expect to achieve a stabilized yield on cost on a GAAP and cash basis for this property in the range of 9.0% to 9.5% and 8.0% to 8.5%, respectively.  Stabilized yield on cost is calculated as the quotient of net operating income and our investment in the property at stabilization (“Stabilized Yield”).

In April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed world-class 453,256 rentable square foot laboratory/office development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a life science company through November 2023.  499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.  Based on our current view of existing market conditions and certain current assumptions, we expect to achieve a Stabilized Yield on a GAAP and cash basis for this property in the range of 7.2% to 7.6% and 6.5% to 7.0%, respectively.

In June 2011, we acquired 285 Bear Hill Road, a 26,270 rentable square foot office property located in the Greater Boston market, for approximately $3.9 million.  We plan to begin the redevelopment of this property into life science laboratory space in the fourth quarter of 2011.  Based on our current view of existing market conditions and certain current assumptions, we expect to achieve a Stabilized Yield on a GAAP and cash basis for this property of approximately 8.6% and 8.0%, respectively.

Unsecured credit facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006 and May 2, 2007 (the “Prior Credit Agreement,” and as amended by the Third Amendment, the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain lenders.  The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and a $750 million unsecured term loan (the “2012 Unsecured Term Loan” and together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  See “Liquidity and capital resources – Unsecured Credit Facility” for additional information about our Unsecured Credit Facility.

Other financing activities

In June 2011, we amended the $250 million unsecured term loan (as amended, the “2016 Unsecured Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the 2016 Unsecured Term Loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Term Loan was amended initially to 1.75%.  Under the 2016 Unsecured Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility. The 2016 Unsecured Term Loan may be repaid at any date prior to maturity without a prepayment penalty. The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Term Loan from $750 million to $250 million.  As a result of this early repayment, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

During the six months ended June 30, 2011, we repurchased, in privately negotiated transactions, approximately $96.1 million of our 3.70% Unsecured Convertible Notes at an aggregate cash price of approximately $98.6 million.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $2.5 million for the six months ended June 30, 2011.

Leasing

For the six months ended June 30, 2011, we executed a total of 92 leases for approximately 1,280,000 rentable square feet at 54 different properties (excluding month-to-month leases).  Of this total, approximately 769,000 rentable square feet related to new or renewal leases of previously leased space and approximately 511,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 511,000 rentable square feet, approximately 224,000 rentable square feet were related to our development or redevelopment programs, and the remaining approximately 287,000 rentable square feet were related to previously vacant space.  Rental rates for these new or renewal leases were on average approximately 2.4% higher on a GAAP basis than rental rates for expiring leases.  Additionally, we granted tenant concessions/free rent averaging approximately 1.7 months with respect to the 1,280,000 rentable square feet leased during the six months ended June 30, 2011.

As of June 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

Investments in real estate

The following table summarizes our investments in real estate as of June 30, 2011:

	Book Value	Square Footage	Cost per Square Foot

Rental properties	$4,796,692	12,672,852	$379
Less: accumulated depreciation	(679,081)
Rental properties, net	4,117,611

Construction in progress (“CIP”)/current value-added projects:
Active redevelopment	296,225	782,258	379
Active development	238,433	690,139	345
Projects in India and China	107,934	916,000	118
	642,592	2,388,397	269

Land/future value-added projects (1):
Land held for future development	534,618	12,020,000	44
Land undergoing preconstruction activities (additional CIP) (2)	521,753	2,449,000	213
	1,056,371	14,469,000	73

Investment in unconsolidated real estate entity	38,778	428,000	91

Investments in real estate, net	5,855,352	29,958,249	$195

(1)                  In addition to assets included in our investments in real estate, net, we also hold options/rights for parcels supporting approximately 3.1 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet at Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) the right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

(2)                  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.9 million developable square feet at Alexandria Center™ at Kendall Square in Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

Summary of properties

The locations of our properties are diversified among a number of life science markets. The following table sets forth the rentable square footage, number of properties, annualized base rent, and occupancy of our properties in each of our existing markets as of June 30, 2011 (dollars in thousands):

	Rentable Square Feet				Number of	Annualized	Occupancy
Markets	Operating	Redevelopment	Development	Total (1)	Properties	Base Rent (2)	Percentage (3)
California – San Diego	2,025,331	433,182	165,140	2,623,653	37	$62,831	92.8%
California – San Francisco	2,160,038	–	427,999	2,588,037	24	80,082	94.5
Greater Boston	3,288,877	198,642	–	3,487,519	39	117,052	91.3
NYC/New Jersey/Suburban Philadelphia	747,463	–	–	747,463	9	32,894	88.2
North Carolina – Research Triangle Park	713,596	30,000	97,000	840,596	13	14,829	96.6
Suburban Washington, D.C.	2,432,946	120,434	–	2,553,380	32	53,087	96.5
Washington – Seattle	997,205	–	–	997,205	12	35,140	99.1
Domestic markets	12,365,456	782,258	690,139	13,837,853	166	395,915	93.9
International	286,396	–	–	286,396	4	8,320	90.2
Subtotal	12,651,852	782,258	690,139	14,124,249	170	$404,235	93.8%
Discontinued Operations/“Held for Sale”	21,000	–	–	21,000	1
Total	12,672,852	782,258	690,139	14,145,249	171

(1)         See “Current Value-Added Projects” for more information on projects in India and China.

(2)         Represents annualized base rent related to our operating rentable square feet.  Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2011 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(3)         Represents occupancy percentages related to our operating properties.  Occupancy in our operating properties and spaces undergoing redevelopment, as of June 30, 2011, was 88.3%.

The following table presents trends in certain information regarding our asset base:

Selected Property Information	June 30, 2011	December 31, 2010	June 30, 2010
Number of properties	171	167	162
Rentable square feet:
Operating properties	12,672,852	12,427,144	11,238,402
Redevelopment properties	782,258	755,463	552,227
Development properties	690,139	475,818	865,000
Total	14,145,249	13,658,425	12,655,629
Occupancy of operating and redevelopment properties	88.3%	88.9%	89.6%
Occupancy of operating properties	93.8%	94.3%	94.0%
Annualized base rent per leased rentable square foot	$34.06	$33.95	$31.10

Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 1998 to 2010, and June 30, 2011 was approximately 89.2%.  Our average occupancy rate of operating properties as of December 31 of each year from 1998 to 2010, and June 30, 2011 was approximately 95.1%.

Current value-added projects

Active redevelopment and development projects

A key component of our business model is our value-added redevelopment and development projects. These projects are focused on providing high-quality, generic, and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry. Upon completion, each value-added project is expected to generate significant revenues and cash flows. Our redevelopment and development projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space. Our incremental investment in redevelopment projects for the conversion of non-laboratory space to laboratory space generally ranges from $75 to $150 per square foot depending on the nature of the existing building improvements and laboratory design. Development projects consist of the ground-up development of generic and reusable life science laboratory facilities. We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Projects in India and China

Projects in India and China primarily represent development opportunities and projects primarily focused on life science laboratory space for our current client tenants and other life science relationship entities. These projects focus on real estate investments with targeted returns on investment greater than returns expected in the United States.

We capitalize project costs clearly related to construction, redevelopment, and development as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress.  We also capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost is being incurred.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to these assets would be expensed as incurred. Expenditures for repair and maintenance are expensed as incurred and are not included in capital expenditures.

Active redevelopment projects

As of June 30, 2011, we had approximately 782,258 rentable square feet undergoing redevelopment, as summarized in the table below:

	Redevelopment							Total Property
		Percentage (1)				Placed into	Estimated
Market/Property	RSF	Leased	Negotiated/ Committed	Mktg	Status	Redevelop- ment	In-Service Dates	RSF (2)

San Diego – Torrey Pines
11119 North Torrey Pines Road	81,816	–	19%	81%	Design/Permitting/Construction	2010	2012	81,816
3530/3350 John Hopkins Court/ 3565 General Atomics Court	100,302	55%	45%	–	Construction	2010	2012	133,523

San Diego – University Town Center
10300 Campus Point Drive	203,717	43%	57%	–	Design/Construction	2011	2012/2013	373,070

San Diego – Sorrento Mesa
6275 Nancy Ridge Drive	47,347	–	–	100%	Design	2011	2012/2013	47,347

Greater Boston – Cambridge/Inner Sub.
400 Technology Square (3)	17,114	–	100%	–	Design	2009	2012	194,776
215 First Street (3)	20,983	73%	–	27%	Construction	(4)	2011	366,669
500 Arsenal Street	47,500	100%	–	–	Construction	2010	2011	92,500

Greater Boston – Rte 495/Worcester
20 Walkup Drive	113,045	–	–	100%	Construction	(5)	2011	113,045

Research Triangle Park
6101 Quadrangle Drive	30,000	–	74%	26%	Design/Construction	2010	2011	30,000

Sub. Washington, D.C. – Rockville
15010 Broschart Road	11,406	36%	–	64%	Construction	2010	2011	38,203
9800 Medical Center Drive	82,901	–	100%	–	Design/Permitting	2009	2012	225,096

Sub. Washington, D.C. – Gaithersburg
620 Professional Drive	26,127	–	–	100%	Design	2011	2012	26,127
Total	782,258	27%	38%	35%				1,722,172

(1)             The leased percentages represent the percentages of redevelopment rentable square feet and exclude both the occupied and vacant rentable square feet related to the operating portion of each building.

(2)             The operating portion of the properties aggregating 939,914 rentable square feet, including vacancy aggregating approximately 27,000 rentable square feet, is included in rental properties, net, and occupancy statistics for our operating properties.  See “Summary of Properties.”

(3)             Represents redevelopment projects with projected total investment greater than the average total investment for our redevelopment projects. The higher total investment is primarily due to the contiguousness of a project to Alexandria Center™ at Kendall Square (part of the assemblage) as well as another mid-rise building and its structure.

(4)             Represents historical office building acquired with parcel included in overall Alexandria Center™ at Kendall Square.  Remaining rentable square footage is undergoing conversion from office space to laboratory space.

(5)             Represents a former single-tenant building undergoing redevelopment.

As of June 30, 2011, our estimated cost to complete was approximately $161 per rentable square foot, or $125.8 million in aggregate, for the 782,258 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment.  We expect to incur the majority of these costs in 2011 and 2012.

Active development projects

As of June 30, 2011, we had six ground-up development projects in the United States approximating 690,139 rentable square feet of life science laboratory space as summarized in the table below.

	Development										Operating	Total Property
	Total	Leased		Negotiating/ Committed		Marketing			Building	Estimated In-Service	Leased/ Occupied
Market/Property	RSF	RSF	%	RSF	%	RSF	%	Leasing Status	Description	Dates	RSF	RSF
San Diego – University Town Center
4755 Nexus Center Drive	41,710	–	–	–	–	41,710	100%	Marketing	Single or Multi-Tenant Bldg.	2013	–	41,710

5200 Research Place	123,430	123,430	100%	–	–	–	–	100% Leased to Illumina, Inc.	Single-Tenant Bldg.	2012	–	123,430

San Francisco – Mission Bay
455 Mission Bay Boulevard	46,992	6,934	15%	30,368	65%	9,690	20%	Leased, Negotiating, and Marketing	Multi-Tenant Bldg. with 4% Retail	2011	163,008	210,000

409/499 Illinois Street	219,007	–	–	–	–	219,007	100%	Marketing	Multi-Tenant Bldg. with 4% Retail	2012	234,249	453,256

San Francisco – South SF
400/450 East Jamie Court	162,000	54,603	34%	–	–	107,397	66%	Leased and Marketing	Two Bldgs., Single- or Multi-tenant	2011	–	162,000

Research Triangle Park
7 Triangle Drive	97,000	97,000	100%	–	–	–	–	100% Leased to Medicago	Single-Tenant Bldg.	2011	–	97,000
Total	690,139	281,967	41%	30,368	4%	377,804	55%				397,257	1,087,396

As of June 30, 2011, our estimated cost to complete was approximately $160 per rentable square foot, or $110.1 million in aggregate, for the 690,139 rentable square feet undergoing ground-up development.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Active development projects in India and China

Our business model also includes ground-up development projects in India and China. We have various projects aggregating 349,000 rentable square feet undergoing construction in India.  Additionally, we have one development parcel located in South China, where a two-building project aggregating 275,000 rentable square feet is under construction.  Another development parcel is located in North China, where a two-building project aggregating 292,000 rentable square feet is under construction.

Future value-added projects

Land held for future development

All preconstruction efforts have been advanced to appropriate stages and no further preconstruction activities are ongoing.  Therefore, interest, property taxes, and other costs related to these assets are expensed as incurred.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Land undergoing preconstruction activities (additional CIP)

Preconstruction activities include Building Information Modeling (3-D virtual modeling), design development, construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress. If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.  The two largest projects included in preconstruction consist of our 1.9 million developable square feet at Alexandria Center™ at Kendall Square in Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

Investment in unconsolidated real estate entity

Our investment in unconsolidated real estate entity represents our equity investment in a real estate entity that owns a land parcel supporting the ground-up development of approximately 428,000 rentable square feet in the Longwood Medical Area of Boston.

Future redevelopment

In addition to properties undergoing redevelopment, as of June 30, 2011, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.4 million rentable square feet. These spaces are currently classified in rental properties, net.

The following table summarizes the components of our future value-added square footage as of June 30, 2011:

Markets	Land Held for Future Development	Land Undergoing Preconstruction Activities (additional CIP)	Total Land (1)	Investment in Unconsolidated Real Estate Entity	Future Redevelopment
California – San Diego	1,151,000	–	1,151,000	–	134,000
California – San Francisco/Mission Bay	290,000	–	290,000	–	–
California – San Francisco/So. San Francisco	1,195,000	–	1,195,000	–	65,000
Greater Boston	225,000	1,882,000	2,107,000	428,000	361,000
New York City	–	407,000	407,000	–	–
Suburban Washington, D.C.	1,035,000	–	1,035,000	–	466,000
Washington – Seattle	1,086,000	160,000	1,246,000	–	120,000
International	6,375,000	–	6,375,000	–	–
Other	663,000	–	663,000	–	258,000
Total	12,020,000	2,449,000	14,469,000	428,000	1,404,000

(1)                   In addition to assets included in our investments in real estate, net, we also hold options/rights for parcels supporting approximately 3.1 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

Lease expirations

The following table summarizes information with respect to lease expirations at our properties as of June 30, 2011:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot) (2)
2011	61	(1)	984,842	(1)	8.3%	$28.25
2012	87		1,399,798		11.8	28.85
2013	72		1,229,141		10.4	29.53
2014	69		1,318,209		11.1	28.55
2015	49		1,094,112		9.2	31.03
2016	37		1,312,358		11.1	31.03
2017	20		857,579		7.2	34.49
2018	16		998,237		8.4	37.00
2019	8		413,721		3.5	34.12
2020	13		651,324		5.5	41.87

(1)                   Excludes four month-to-month leases for approximately 18,000 rentable square feet.  Of the 1.0 million rentable square feet expiring in 2011 as of June 30, 2011, approximately 178,000 rentable square feet was leased as of, or subsequent to, June 30, 2011, and approximately 418,000 rentable square feet was targeted for redevelopment.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant accounting for more than 6.5% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of June 30, 2011:

The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of June 30, 2011 (dollars in thousands):

							Approximate	Percentage of		Percentage of	Investment Grade Entities (4)
		Number	Remaining Lease Term in Years				Aggregate Rentable	Aggregate Total Square	Annualized	Aggregate Annualized	Fitch	Moody’s	S&P	Education/
	Tenant	of Leases	(1)		(2)		Square Feet	Feet	Base Rent (3)	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	6	5.3		5.5		442,621	3.3%	$26,437	6.5%	AA-	Aa2	AA-	–
2	Eli Lilly and Company	5	10.1		11.7		261,320	1.9	15,048	3.7	A+	A2	AA-	–
3	Roche Holding Ltd	5	6.3		6.5		387,813	2.9	14,833	3.7	AA-	A2	AA-	–
4	FibroGen, Inc.	1	12.4		12.4		234,249	1.7	14,319	3.5	–	–	–	–
5	Illumina, Inc.	1	20.3		20.3		305,455	2.3	11,865	2.9	–	–	–	–
6	United States Government	8	3.5		3.7		378,526	2.8	11,620	2.9	AAA	Aaa	AAA	–
7	Bristol-Myers Squibb Company	3	7.4		7.5		250,454	1.9	10,086	2.5	A+	A2	A+	–
8	GlaxoSmithKline plc	4	7.4		7.5		199,318	1.5	10,071	2.5	A+	A1	A+	–
9	Massachusetts Institute of Technology	3	3.5		3.2		178,952	1.3	8,154	2.0	–	Aaa	AAA	✓
10	NYU-Neuroscience Translational Research Institute	2	14.3		13.4		79,788	0.6	7,224	1.8	–	Aa3	AA-	✓
11	Pfizer Inc.	3	7.9		7.8		133,622	1.0	6,511	1.6	AA-	A1	AA	–
12	Alnylam Pharmaceuticals, Inc. (5)	1	5.3		5.3		129,424	1.0	6,076	1.5	–	–	–	–
13	Gilead Sciences, Inc.	1	9.0		9.0		109,969	0.8	5,824	1.4	–	Baa1	A-	–
14	Amylin Pharmaceuticals, Inc.	3	4.9		5.0		168,308	1.2	5,747	1.4	–	–	–	–
15	Theravance, Inc. (6)	2	7.8		8.2		150,330	1.1	5,355	1.3	–	–	–	–
16	The Scripps Research Institute	2	5.4		5.4		99,377	0.7	5,193	1.3	–	Aa3	–	✓
17	Forrester Research, Inc.	1	0.3	(7)	0.3	(7)	145,551	1.1	4,987	1.2	–	–	–	–
18	Quest Diagnostics Incorporated	1	5.5		5.5		248,186	1.8	4,341	1.1	BBB+	Baa2	BBB+	–
19	Infinity Pharmaceuticals, Inc.	2	1.5		1.5		67,167	0.5	4,302	1.1	–	–	–	–
20	The Regents of the University of California	2	9.9		9.9		92,666	0.7	4,104	1.0	AA+	Aa1	AA	✓
	Total/Weighted Average:	56	7.5		8.0		4,063,096	30.1%	$182,097	44.9%

(1)      Represents remaining lease term in years based on percentage of leased square feet.

(2)      Represents remaining lease term in years based on percentage of annualized base rent.

(3)      Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2011 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(4)     Ratings obtained from each of the following rating agencies: Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.

(5)      As of March 31, 2011, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(6)      As of April 28, 2011, GlaxoSmithKline plc owned approximately 18% of the outstanding stock of Theravance, Inc.

(7)      Office building is targeted for redevelopment into life science laboratory space upon lease expiration.

Results of operations

As of June 30, 2011 and 2010, we owned 171 and 162 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented in the table on the following page shows significant changes in revenue and expenses from period to period.  In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented for the quarter periods (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active redevelopment and active development, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”).  Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.  For the six months ended June 30, 2011 and 2010, our Same Properties consisted of 132 operating properties aggregating approximately 9.8 million rentable square feet.

Net operating income is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus loss from early extinguishment of debt, depreciation and amortization, interest expense, and general and administrative expense. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to our results of operations from our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Net operating income presented by us may not be comparable to net operating income reported by other REITs that define net operating income differently.  We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our condensed consolidated statements of operations.  Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Comparison of Three Months Ended June 30, 2011 (“Second Quarter 2011”) to Three Months Ended June 30, 2010 (“Second Quarter 2010”)

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for Second Quarter 2011, compared to Second Quarter 2010, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenues:
Rental – Same Properties	$77,374	$76,562	$812	1%
Rental – Non-Same Properties	32,446	12,950	19,496	151
Total rental	109,820	89,512	20,308	23

Tenant recoveries – Same Properties	25,901	23,306	2,595	11
Tenant recoveries – Non-Same Properties	7,329	3,270	4,059	124
Total tenant recoveries	33,230	26,576	6,654	25

Other income – Same Properties	40	54	(14)	(26)
Other income – Non-Same Properties	886	868	18	2
Total other income	926	922	4	–

Total revenues – Same Properties	103,315	99,922	3,393	3
Total revenues – Non-Same Properties	40,661	17,088	23,573	138
Total revenues	143,976	117,010	26,966	23

Expenses:
Rental operations – Same Properties	27,984	25,864	2,120	8
Rental operations – Non-Same Properties	12,695	4,471	8,224	184
Total rental operations	40,679	30,335	10,344	34

Net operating income
Net operating income – Same Properties	75,331	74,058	1,273	2
Net operating income – Non-Same Properties	27,966	12,617	15,349	122
Total net operating income	103,297	86,675	16,622	19

Other expenses:
General and administrative	10,766	8,266	2,500	30
Interest	16,571	18,778	(2,207)	(12)
Depreciation and amortization	40,363	30,299	10,064	33
Loss on early extinguishment of debt	1,248	41,496	(40,248)	(97)
Total other expenses	68,948	98,839	(29,891)	(30)

Income from continuing operations	$34,349	$(12,164)	$46,513	(382%)

Rental revenues

Total rental revenues for Second Quarter 2011 increased by $20.3 million, or 23%, to $109.8 million, compared to $89.5 million for Second Quarter 2010.  The increase was due to rental revenues from our Non-Same Properties, including three ground-up development projects that were completed and delivered after April 1, 2010, and nine operating properties that were acquired subsequent to April 1, 2010.

Tenant recoveries

Total tenant recoveries for Second Quarter 2011 increased by $6.7 million, or 25%, to $33.2 million, compared to $26.6 million for our Second Quarter 2010.  Approximately $4.1 million of the increase was from increases in tenant recoveries from our Non-Same Properties, including three ground-up development projects that were completed and delivered after April 1, 2010, and nine operating properties that were acquired subsequent to April 1, 2010.  The remaining $2.6 million increase was from an increase in tenant recoveries from our Same Properties.  The increase in tenant recoveries at our Same Properties was primarily attributable to increases in rental operating expenses for our Same Properties of $2.1 million, the majority of which was recoverable from our tenants.  As of June 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for Second Quarter 2011 and Second Quarter 2010 of $0.9 million, includes construction management fees and interest and investment income.  As a percentage of total revenues, other income for Second Quarter 2011 remained consistent with Second Quarter 2010, at approximately 1% of total revenues.

Rental operating expenses

Total rental operating expenses for Second Quarter 2011 increased by $10.3 million, or 34%, to $40.7 million, compared to $30.3 million for Second Quarter 2010.  Approximately $8.2 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including three ground-up development projects that were completed and delivered after April 1, 2010, and nine operating properties that were acquired subsequent to April 1, 2010.  The remaining $2.1 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repair and maintenance expenses.  The majority of the increase in total rental operating expenses was recoverable from tenants through tenant recoveries.

General and administrative expenses

General and administrative expenses for Second Quarter 2011 increased by $2.5 million, or 30%, to $10.8 million, compared to $8.3 million for Second Quarter 2010.  As a percentage of total revenues, general and administrative expenses remained consistent for Second Quarter 2011 and Second Quarter 2010, at approximately 7-8% of total revenues.

Interest expense

Interest expense for Second Quarter 2011 decreased by $2.2 million, or 12%, to $16.6 million compared to $18.8 million for Second Quarter 2010, detailed as follows (in thousands):

	Second Quarter
	2011	2010	Change
Interest on secured notes payable	$11,745	$12,832	$(1,087)
Interest on unsecured line of credit and unsecured term loans	9,171	5,197	3,974
Interest on interest rate hedge agreements	5,302	8,186	(2,884)
Interest on unsecured convertible notes	3,026	10,456	(7,430)
Amortization of loan fees and other	2,373	2,062	311
Capitalized interest	(15,046)	(19,955)	4,909
Total interest expense	$16,571	$18,778	$(2,207)

The decrease in total interest expense of $2.2 million was due to a decrease in interest expense on our secured notes payable, unsecured convertible notes, and interest rate hedge agreements, and was partially offset by increases in interest expense on our unsecured line of credit and unsecured term loans coupled with lower capitalized interest for Second Quarter 2011 compared to Second Quarter 2010.  Interest on our secured notes payable decreased primarily due to the repayments of six secured notes payable approximating $43.3 million since June 30, 2010.  The decrease in interest expense on our interest rate hedge agreements was primarily due to the net reduction of effective interest rate swap agreements with notional amounts aggregating $278.5 million since June 30, 2010.  Interest on unsecured convertible notes decreased due to the retirement of substantially all $240 million of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”) during the year ended December 31, 2010, and repurchases of our 3.70% Unsecured Convertible Notes aggregating $178.8 million since June 2010.

The increase in interest expense on our unsecured line of credit and unsecured term loans was primarily attributable to an increase in the applicable margin on our unsecured line of credit and unsecured term loans, coupled with an increase in the total outstanding balance on our unsecured term loans from $750 million at June 30, 2010 to $1.0 billion at June 30, 2011.  The weighted average interest rate on our unsecured line of credit and unsecured term loans, including the impact of our interest rate hedge agreements, increased from approximately 3.3% as of June 30, 2010, to approximately 3.4% as of June 30, 2011.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit (see “Liquidity and Capital Resources – Principal Liquidity Needs – Interest Rate Hedge Agreements”).  Capitalized interest decreased by $4.9 million, primarily due to the delivery of three ground-up development projects after April 1, 2010, including 308,000 rentable square feet at the Alexandria Center™ for Life Science – New York City science park in New York City during the fourth quarter of 2010.

Depreciation and amortization

Depreciation and amortization for Second Quarter 2011 increased by $10.1 million, or 33%, to $40.4 million, compared to $30.3 million for Second Quarter 2010.  The increase resulted primarily from depreciation associated with three ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to April 1, 2010.

Loss on early extinguishment of debt

During Second Quarter 2011, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees upon the early repayment of $500 million of our 2012 Unsecured Term Loan.  During Second Quarter 2010, we recognized a loss on early extinguishment of debt of approximately $41.5 million upon completion of an exchange of approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes for 5.6 million shares of our common stock and $41.9 million in cash.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net, of $0.1 million for Second Quarter 2010, reflects the results of operations of one property classified as “held for sale” as of June 30, 2011.

Comparison of Six Months Ended June 30, 2011 (“Six Months 2011”) to Six Months Ended June 30, 2010 (“Six Months 2010”)

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for Six Months 2011, compared to Six Months 2010, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenues:
Rental – Same Properties	$149,241	$149,365	$(124)	–%
Rental – Non-Same Properties	67,203	29,004	38,199	132
Total rental	216,444	178,369	38,075	21

Tenant recoveries – Same Properties	50,964	46,928	4,036	9
Tenant recoveries – Non-Same Properties	15,174	6,212	8,962	144
Total tenant recoveries	66,138	53,140	12,998	24

Other income – Same Properties	7	155	(148)	(95)
Other income – Non-Same Properties	1,696	1,839	(143)	(8)
Total other income	1,703	1,994	(291)	(15)

Total revenues – Same Properties	200,212	196,448	3,764	2
Total revenues – Non-Same Properties	84,073	37,055	47,018	127
Total revenues	284,285	233,503	50,782	22

Expenses:
Rental operations – Same Properties	55,205	52,223	2,982	6
Rental operations – Non-Same Properties	26,555	9,660	16,895	175
Total rental operations	81,760	61,883	19,877	32

Net operating income
Net operating income – Same Properties	145,007	144,225	782	1
Net operating income – Non-Same Properties	57,518	27,395	30,123	110
Total net operating income	202,525	171,620	30,905	18

Other expenses:
General and administrative	20,266	17,745	2,521	14
Interest	34,413	36,340	(1,927)	(5)
Depreciation and amortization	77,070	60,011	17,059	28
Loss on early extinguishment of debt	3,743	41,496	(37,753)	(91)
Total other expenses	135,492	155,592	(20,100)	(13)

Income from continuing operations	$67,033	$16,028	$51,005	318%

Rental revenues

Total rental revenues for Six Months 2011 increased by $38.1 million, or 21%, to $216.4 million, compared to $178.4 million for Six Months 2010.  The increase was due to rental revenues from our Non-Same Properties, including four ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.

Tenant recoveries

Total tenant recoveries for Six Months 2011 increased by $13.0 million, or 24%, to $66.1 million, compared to $53.1 million for our Six Months 2010.  Approximately $9.0 million of the increase was from increases in tenant recoveries from our Non-Same Properties, including four ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.  The remaining $4.0 million increase was from an increase in tenant recoveries from our Same Properties.  The increase in tenant recoveries at our Same Properties was primarily attributable to increases in rental operating expenses for our Same Properties of $3.0 million, the majority of which was recoverable from our tenants.  As of June 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for Six Months 2011 and Six Months 2010 of $1.7 million and $2.0 million, respectively, includes construction management fees and interest and investment income.  As a percentage of total revenues, other income for Six Months 2011 remained consistent with Six Months 2010, at approximately 1% of total revenues.

Rental operating expenses

Total rental operating expenses for Six Months 2011 increased by $19.9 million, or 32%, to $81.8 million, compared to $61.9 million for Six Months 2010.  Approximately $16.9 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including four ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.  The remaining $3.0 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repair and maintenance expenses.  The majority of the increase in total rental operating expenses was recoverable from tenants through tenant recoveries.

General and administrative expenses

General and administrative expenses for Six Months 2011 increased by $2.5 million, or 14%, to $20.3 million, compared to $17.7 million for Six Months 2010.  As a percentage of total revenues, general and administrative expenses for Six Months 2011 and Six Months 2010 remained consistent at approximately 7-8% of total revenues.

Interest expense

Interest expense for Six Months 2011 decreased by $1.9 million, or 5%, to $34.4 million compared to $36.3 million for Six Months 2010, detailed as follows (in thousands):

	Six Months
	2011	2010	Change
Interest on secured notes payable	$23,656	$25,844	$(2,188)
Interest on unsecured line of credit and unsecured term loans	17,050	9,355	7,695
Interest on interest rate hedge agreements	10,741	16,602	(5,861)
Interest on unsecured convertible notes	6,491	21,861	(15,370)
Amortization of loan fees and other	4,714	4,173	541
Capitalized interest	(28,239)	(41,495)	13,256
Total interest expense	$34,413	$36,340	$(1,927)

The decrease in total interest expense of $1.9 million was due to a decrease in interest expense on our secured notes payable, interest rate hedge agreements, and unsecured convertible notes, and was partially offset by increases in interest expense on our unsecured line of credit and unsecured term loans, coupled with lower capitalized interest for the Second Quarter 2011 compared to Second Quarter 2010.  The decrease in interest expense on our interest rate hedge agreements was primarily due to the net reduction of effective interest rate swap agreements aggregating $278.5 million since June 30, 2010.  Interest on unsecured convertible notes decreased due to the retirement of substantially all $240 million of our 8.00% Unsecured Convertible Notes during the year ended December 31, 2010, and repurchases of approximately $178.8 million of our 3.70% Unsecured Convertible Notes since June 2010.

The increase in interest expense on our unsecured line of credit and unsecured term loans was primarily attributable to an increase in the applicable margin on our unsecured line of credit and term loans, coupled with an increase in the total outstanding balance on our unsecured term loans from $750 million at June 30, 2010 to $1.0 billion at June 30, 2011.  The weighted average interest rate on our unsecured line of credit and unsecured term loans, including the impact of our interest rate hedge agreements, increased from approximately 3.3% as of June 30, 2010, to approximately 3.4% as of June 30, 2011.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit (see “Liquidity and Capital Resources – Principal Liquidity Needs – Interest Rate Hedge Agreements”).  Capitalized interest decreased by $13.3 million, primarily due to the delivery of three ground-up development projects during the year ended December 31, 2010, including 308,000 rentable square feet at the Alexandria Center™ for Life Science – New York City science park in New York City during the fourth quarter of 2010.

Depreciation and amortization

Depreciation and amortization for Six Months 2011 increased by $17.1 million, or 28%, to $77.1 million, compared to $60.0 million for Six Months 2010.  The increase resulted primarily from depreciation associated with four ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.

Loss on early extinguishment of debt

During Six Months 2011, we recognized losses on early extinguishment of debt of approximately $3.7 million, composed of an aggregate loss of $2.5 million related to the repurchases, in privately negotiated transactions, of approximately $96.1 million principal amount of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $98.6 million, and a $1.2 million loss related to the write-off of unamortized loan fees upon the early repayment of $500 million of our 2012 Unsecured Term Loan.  During Six Months 2010, we recognized a loss on early extinguishment of debt of approximately $41.5 million upon completion of an exchange of approximately $232.7 million principal amount of our 8.00% Unsecured Convertible Notes for 5.6 million shares of our common stock and $41.9 million in cash.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net, of $0.1 million for Six Months 2011, reflects the results of operations of one property classified as “held for sale” as of June 30, 2011.  Income from discontinued operations, net, of $0.5 million for Six Months 2010 reflects the results of operations of one property classified as “held for sale” as of June 30, 2011.

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

•                  Maintain diverse sources of capital, including sources from net cash flows, unsecured debt, secured debt, selective asset sales, perpetual preferred stock, and common stock;

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

•                  Fund preferred stock and common stock dividends from net cash provided by operating activities; and

•                  Retain net positive cash flows after payment of dividends for reinvestment in acquisitions and/or redevelopment and development projects.

Anticipated cash usage for the remaining fiscal year

For the remainder of 2011, we expect to have significant capital requirements, including the following items.  There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•                    Funding of projected acquisitions of approximately $50 million;

•                    Approximately $119 million in aggregate to fund our redevelopment projects;

•                    Approximately $55 million in aggregate to fund our development projects;

•                    Approximately $34 million in aggregate to fund projects in India and China;

•                    Approximately $12 million in aggregate to fund our preconstruction projects;

•                    Approximately $24 million to fund other projects, including recurring non-revenue-enhancing capital expenditures and tenant improvements;

•                    Capital for principal payments due under our debt obligations of approximately $93 million, which includes balloon payments;

•                    Capital for interest payments due under our debt obligations of approximately $52 million (see “Principal Liquidity Needs – Contractual Obligations and Commitments”);

•                    Funding preferred stock dividends of approximately $14 million; and

•                    Funding common stock dividends of approximately $56 million, assuming the common stock dividend rate remains at $0.45 per share and our total outstanding shares of common stock (61,932,136 as of August 5, 2011) remains constant for the remainder of 2011.  See “Principal Liquidity Needs–Dividends” for additional information on dividends.

We continue to actively pursue selective acquisition opportunities and may acquire additional properties during 2011.  The dollar value of acquisitions for the year ending December 31, 2011 will be based on numerous factors, including general economic conditions, tenant demand, leasing results, availability of debt or equity capital, and acquisition opportunities.  Additionally, we are in discussions with prospective tenants for future redevelopment and development projects, and accordingly may announce additional projects in the future.  See “Principal Liquidity Needs – Capital Expenditures, Tenant Improvements, and Leasing Costs” for additional discussion on our redevelopment, development, and preconstruction activities, and other projects.  We also anticipate refinancing some or all of our remaining 3.70% Unsecured Convertible Notes and our 2012 Unsecured Term Loan with proceeds from new debt financings.

Summary of our sources of cash

We expect that our principal liquidity needs will be satisfied by the following sources of capital:

•                  cash and cash equivalents of approximately $60.9 million as of June 30, 2011;

•                  restricted cash of approximately $23.4 million as of June 30, 2011 (a portion of which is reserved to fund certain construction costs);

•                  net cash flows generated by operating activities (for Six Months 2011, we generated approximately $111.9 million of cash flows from operating activities);

•                  availability of $925 million under our $1.5 billion unsecured line of credit as of June 30, 2011;

•                  cash proceeds from new secured or unsecured financings;

•                  cash proceeds from asset sales;

•                  cash proceeds from the issuance of equity or debt securities; and

•                  cash proceeds from joint ventures.

Principal liquidity needs

Acquisitions

In March 2011, we acquired 4755 Nexus Center Drive, a newly and partially completed development project located in University Town Center in the San Diego market, for approximately $7.4 million.  The property is a vacant 41,710 rentable square foot building in shell condition for which we plan to complete the development.

In April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed world-class 453,256 rentable square foot laboratory/office development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a life science company through November 2023.  499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.

In June 2011, we acquired 285 Bear Hill Road, a 26,270 rentable square foot office property located in the Greater Boston market, for approximately $3.9 million.  We plan to begin the redevelopment of this property into life science laboratory space in the fourth quarter of 2011.

Capital expenditures, tenant improvements, and leasing costs

2011 estimated spending on capital expenditures and tenant improvements

The following table summarizes our estimated capital expenditures, excluding capitalized interest, for the remainder of 2011 (in thousands):

Current value-added projects:
Redevelopment	$119,000
Development	55,000
Projects in India and China	34,000
Total current value-added projects	208,000

Future value-added projects – preconstruction	12,000
Other	24,000
36,000

Total	$244,000

Current Value-Added Projects

Redevelopment capital expenditures for the remainder of 2011 represent estimated capital expenditures related to the rentable square feet undergoing active redevelopment as of June 30, 2011, as well as capital expenditures related to future redevelopment projects.

Development capital expenditures for the remainder of 2011 primarily represent estimated capital expenditures related to rentable square feet undergoing active development as of June 30, 2011, as well as capital expenditures related to other development projects.

Capital expenditures related to projects in India and China for the remainder of 2011 represent estimated capital expenditures related to development opportunities and projects primarily focused on life science laboratory space for our current client tenants and other life science relationship entities in India and China.

Future Value-Added Projects – Preconstruction

Approximately $9.0 million of the total estimated preconstruction capital expenditures for the remainder of 2011 relates to preconstruction activities at Alexandria CenterTM at Kendall Square.  Preconstruction activities include Building Information Modeling (3-D virtual modeling), design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Other

Other capital expenditures represent estimated capital expenditures for the remainder of 2011 related to property-related tenant improvements, recurring capital expenditures, and other project costs (excluding costs related to the redevelopment and development of a property).  These amounts include payments for property-related capital expenditures and tenant improvements that are recoverable from our tenants.  As of June 30, 2011, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as heavy-duty heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing).  Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants.  In addition, we maintain an active preventive maintenance program at each of our properties to minimize capital expenditures.

Year-to-date spending on capital expenditures and tenant improvements

As of June 30, 2011, our investments in real estate, net, aggregated approximately $5.9 billion, including approximately $1.2 billion of construction in progress related to various redevelopment and development projects, projects in India and China, and preconstruction projects.  As of June 30, 2011, our estimated cost to complete our redevelopment and development projects was approximately $126 million and $110 million, respectively.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant and final lease negotiations.

The following table summarizes the components of our total capital expenditures for Six Months 2011 and Six Months 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Redevelopment projects	$42,167	$35,744
Development projects	45,258	111,521
Projects in India and China	39,850	31,053
Total current value-added projects	127,275	178,318

Preconstruction projects	12,807	23,416
Tenant improvements, recurring capital expenditures, and other project costs	26,296	17,507
Total capital expenditures	$166,378	$219,241

We capitalize project costs clearly related to the construction, redevelopment, and development of a real estate project as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress.  Capitalized interest for Six Months 2011 and Six Months 2010 of approximately $28.2 million and $41.5 million, respectively, is included in the table above summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to construction, redevelopment, and development projects, including projects in India and China, aggregating approximately $8.0 million and $7.7 million for the Six Months 2011 and Six Months 2010, respectively. Such costs are also included in the table above.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost is being incurred.  Indirect project costs, including personnel, construction administration, legal fees, and office costs that clearly relate to projects under construction, are capitalized during the period in which activities necessary to prepare the asset for its intended use take place.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repair and maintenance are expensed as incurred and are not included in capital expenditures.  Fluctuations in our redevelopment, development, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in construction, redevelopment, and development activities, without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $3.6 million for Six Months 2011.

As detailed in the table on the previous page, for Six Months 2011 and Six Months 2010, we paid property-related tenant improvements, recurring capital expenditures, and other project costs aggregating approximately $26.3 million and $17.5 million, respectively.  As of June 30, 2011, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as heavy-duty heating, ventilation, and air conditioning (“HVAC”) systems maintenance and/or replacement, roof replacement, and parking lot resurfacing).  Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants.  In addition, we maintain an active preventive maintenance program at each of our properties to minimize capital expenditures.

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

	Six Months Ended June 30,
	2011	2010
Capital expenditures:
Major capital expenditures	$433	$168
Recurring capital expenditures	$873	$575
Square feet in asset base	13,240,610	11,750,887
Per rentable square foot:
Major capital expenditures	$0.03	$0.01
Recurring capital expenditures	$0.07	$0.05

Tenant improvements and leasing costs:
Re-tenanted space
Tenant improvements and leasing costs	$1,137	$944
Re-tenanted square feet	253,661	196,225
Per rentable square foot	$4.48	$4.81
Renewal space
Tenant improvements and leasing costs	$1,261	$2,342
Renewal square feet	515,846	484,759
Per rentable square foot	$2.44	$4.83

Except for leasing costs, the amounts in the table above are included in the $26.3 million and $17.5 million of total “Tenant improvements, recurring capital expenditures, and other project costs” for Six Months 2011 and Six Months 2010, respectively, in the total capital expenditures table on the previous page.

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

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during Six Months 2011 and Six Months 2010, were approximately $24.0 million and $12.8 million, respectively, of which approximately $6.5 million and $3.6 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Contractual obligations and commitments

Contractual obligations as of June 30, 2011 consisted of the following (in thousands):

		Payments by Period
	Total	2011	2012-2013		2014-2015	Thereafter

Secured notes payable (1) (2)	$775,677	$92,650	$65,899		$238,379	$378,749
Unsecured Credit Facility (3)	825,000	–	250,000		575,000	–
2016 Unsecured Term Loan (4)	750,000	–	–		–	750,000
Unsecured convertible notes (1)	206,127	–	205,877		250	–
Estimated interest payments on fixed rate and hedged variable rate debt (5)	300,438	39,667	122,209		58,507	80,055
Estimated interest payments on variable rate debt (6)	114,281	12,787	49,934		44,282	7,278
Ground lease obligations	616,693	3,930	16,932		16,861	578,970
Other obligations	24,181	700	22,387	(7)	308	786
Total	$3,612,397	$149,734	$733,238		$933,587	$1,795,838

(1)	Amounts represent principal amounts due and exclude unamortized discounts as reflected on the condensed consolidated balance sheets.
(2)

Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.8 million, of which approximately $20.9 million matures in 2014. See “Secured Notes Payable” for additional information.

(3)

Our Unsecured Credit Facility is composed of a $1.5 billion unsecured line of credit and a $250 million outstanding balance on our 2012 Unsecured Term Loan. In January 2011, we extended the maturity date of our unsecured line of credit to January 2015, assuming we exercise our sole right to extend the maturity twice by an additional six months. The $250 million outstanding balance of our 2012 Unsecured Term Loan matures in October 2012, assuming we exercise our sole right to extend the maturity by one year. See “Unsecured Credit Facility” for additional information.

(4)	Our 2016 Unsecured Term Loan matures in June 2016, assuming we exercise our sole right to extend the maturity by one year.
(5)

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(6)	The interest payments on variable rate debt were calculated based on the interest rates in effect as of June 30, 2011.
(7)	Includes our share, approximately $21.1 million, of a secured note payable due in 2012 held by our unconsolidated real estate entity.

During Six Months 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Convertible Notes aggregating approximately $96.1 million at an aggregate cash price of approximately $98.6 million.  As of June 30, 2011, approximately $206.1 million in principal was outstanding, including $2.5 million of unamortized discount.  See additional information under Note 6 to our condensed consolidated financial statements regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes, and circumstances under which the holders may convert the notes.

As of June 30, 2011, approximately 56% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Interest Rate Hedge Agreements.”  The remaining 44% of our debt is unhedged variable rate debt based primarily on one-month LIBOR.

Ground lease obligations as of June 30, 2011, include leases for 21 of our properties and three land development parcels.  These lease obligations have remaining lease terms from 22 to 95 years, excluding extension options.

In addition, as of June 30, 2011, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $147.0 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $56.3 million for certain investments over the next six years.

2016 Unsecured Term Loan

In February 2011, we entered into a $250 million unsecured term loan.  In June 2011, we amended this $250 million unsecured term loan (as amended, the “2016 Unsecured Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the amended unsecured term loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Term Loan was amended initially to 1.75%.  Under the 2016 Unsecured Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility.  The 2016 Unsecured Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Term Loan from $750 million to $250 million.  As a result of this early repayment, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

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

In January 2011, we entered into a Third Amendment to our Prior Credit Agreement. The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the credit facilities from $1.9 billion to $2.25 billion, consisting of a $1.5 billion unsecured line of credit (increased from $1.15 billion) and initial borrowings of $750 million under the 2012 Unsecured Term Loan, and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Unsecured Credit Facility agreement.  The Applicable Margin for LIBOR borrowings outstanding under the revolving credit facility was 2.4% as of June 30, 2011. The Applicable Margin for the LIBOR borrowings under the 2012 Unsecured Term Loan was not amended in the Third Amendment and was 1.0% as of June 30, 2011.

Under the Third Amendment, the maturity date for the unsecured line of credit will be January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the 2012 Unsecured Term Loan remained unchanged at October 2012, assuming we exercise our sole right to extend the maturity date by one year.

As of June 30, 2011, we had outstanding borrowings of $575 million, representing 38% of total borrowing capacity, under our $1.5 billion unsecured line of credit and $250 million outstanding under our 2012 Unsecured Term Loan.  The weighted average interest rate, including the impact of our interest rate swap agreements, for our Unsecured Credit Facility was approximately 3.6% as of June 30, 2011.

The requirements and actual results as of June 30, 2011, of the financial covenants under the Unsecured Credit Facility and 2016 Unsecured Term Loan are as follows:

Covenant	Requirement	Actual at June 30, 2011
Leverage ratio	Less than or equal to 60.0%	34%

Unsecured leverage ratio	Less than or equal to 60.0%	35%

Fixed charge coverage ratio	Greater than or equal to 1.50	2.4 (1)

Unsecured debt yield	Greater than or equal to 11.00% until June 30, 2011, and 12.00% thereafter	15.6%

Minimum book value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011	$3.3 billion

Secured debt ratio	Less than or equal to 40.0%	10%

(1)                   This ratio represents the fixed charge coverage ratio for the trailing 12 months.  The fixed charge coverage ratio for the current quarter annualized was approximately 2.5.

In addition, the terms of the agreements restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loans for developments, land, and encumbered and unencumbered assets.  As of June 30, 2011 and 2010, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  We expect to continue meeting the requirements of our debt covenants in the short term and long term.  However, in the event of an economic slowdown, crisis in the credit markets, or rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.  Additionally, we may be required to reduce our outstanding borrowings under our credit facility and unsecured term loans in order to maintain compliance with one or more covenants.

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

The following table summarizes our interest rate hedge agreements as of June 30, 2011 (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Effective at June 30, 2011	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$50,000	$(5,551)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	50,000	(2,631)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	50,000	(4,424)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	25,000	(1,799)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	25,000	(1,801)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	75,000	(8,378)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	75,000	(8,394)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	100,000	(6,243)
Total					$450,000	$(39,221)

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc., form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of June 30, 2011, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of June 30, 2011, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $39.2 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For Six Months 2011 and Six Months 2010, approximately $10.7 million and $15.9 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense.  During the next 12 months, we expect to reclassify approximately $20.8 million from accumulated other comprehensive loss to interest expense.

Secured notes payable

Secured notes payable as of June 30, 2011, consisted of 18 notes secured by 45 properties.  Our secured notes payable generally require monthly payments of principal and interest and had weighted average interest rates of approximately 5.97% at June 30, 2011. Noncontrolling interests’ share of secured notes payable aggregated approximately $21.8 million as of June 30, 2011.  At June 30, 2011, our secured notes payable were composed of approximately $773.9 million and $0.8 million of fixed and variable rate debt, respectively.

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

Dividends

During Six Months 2011, we paid dividends on our common stock aggregating approximately $49.9 million.  Also, during Six Months 2011, we paid dividends on our 8.375% series C cumulative redeemable preferred stock and our 7.00% series D cumulative convertible preferred stock aggregating approximately $5.4 million and $8.8 million, respectively.

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

Sources of capital

Cash and cash equivalents

As of June 30, 2011, we had approximately $60.9 million of cash and cash equivalents.

Restricted cash

As of June 30, 2011, and December 31, 2010, restricted cash was composed of the following (in thousands):

	June 30, 2011	December 31, 2010
Funds held in trust under the terms of certain secured notes payable	$15,211	$20,035
Funds held in escrow related to construction projects	5,914	5,902
Other restricted funds	2,307	2,417
Total	$23,432	$28,354

Cash flows

The following table summarizes our net cash flows for Six Months 2011 compared to Six Months 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Net cash provided by operating activities	$111,940	$125,964	$(14,024)
Net cash used in investing activities	$(477,598)	$(202,995)	$(274,603)
Net cash provided by financing activities	$335,351	$79,657	$255,694

In calculating cash flow from operating activities, depreciation and amortization, and other non-cash adjustments, are added back to net income.  As a result, we have historically generated positive cash from operating activities. From period to period, cash flows from operations are primarily dependent upon changes in our net income, as discussed more fully above under “Results of Operations,” the occupancy level of our asset base, the rental rates achieved on our leases, the collectability of rent, operating escalations, recoveries from our tenants, the level of operating and other costs, and acquisitions, dispositions, and placement of redevelopment and development projects into service, which impacts the amount of depreciation and amortization expense we incur.  Net cash provided by operating activities for Six Months 2011 decreased by $14.0 million, to $111.9 million, compared to $126.0 million for Six Months 2010.  The decrease resulted primarily from the change in other assets, accounts payable, accrued expenses, and tenant security deposits of $32.4 million, including accrued interest on our 3.70% Unsecured Convertible Notes, caused by the timing of cash expenditures in the normal course of operations, partially offset by an aggregate increase of $20.1 million attributable to the net increase in net income (excluding loss on early extinguishment of debt), depreciation and amortization, amortization of acquired above and below market leases, amortization of debt premiums/discounts, and deferred rent.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of June 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Net cash used in investing activities for Six Months 2011 was $477.6 million, compared to $203.0 million for Six Months 2010. The increase in net cash used in investing activities for Six Months 2011, primarily reflects the acquisition of one property in Second Quarter 2011, changes in restricted cash related to construction projects, and lower proceeds from sale of properties, partially offset by lower additions to properties.

Net cash provided by financing activities for Six Months 2011 increased by $255.7 million, to $335.4 million, compared to $79.7 million for the Six Months 2010.  For Six Months 2011, proceeds from our common stock offering and borrowings from our unsecured line of credit and our 2016 Unsecured Term Loan aggregating approximately $2.2 billion were partially offset by principal reductions of secured notes payable and our unsecured line of credit, the repurchase of certain of our 3.70% Unsecured Convertible Notes, and deferred financing costs paid totaling approximately $1.8 billion.  Additionally, for Six Months 2011, we paid dividends on our common and preferred stock of approximately $64.1 million.  For Six Months 2010, proceeds from the borrowings from our unsecured line of credit, deferred financing costs paid, and changes in restricted cash related to financings totaling approximately $259.3 million were partially offset by principal reductions of secured notes payable and our unsecured line of credit of approximately $90.6 million.  Additionally, for Six Months 2010, we paid dividends on our common and preferred stock of approximately $45.2 million.

Unsecured Line of Credit

We use our line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  In the future, we may elect to increase commitments under our line of credit by up to an additional $300 million.  As of June 30, 2011, we had $925 million available under our $1.5 billion unsecured line of credit.

Property dispositions

The sale of selective properties has provided the Company with an additional source of capital.  During Six Months 2011, we did not sell any properties.  As of June 30, 2011, we had one property classified as “held for sale.” During Six Months 2010, we sold one property at an aggregate contract price of approximately $11.8 million.

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

In May 2011, we sold 6,250,651 shares of our common stock in a follow-on offering (including 750,651 shares issued upon partial exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $75.50 per share, resulting in aggregate proceeds of approximately $451.5 million (after deducting underwriters’ discounts and other offering costs).

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

Inflation

As of June 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent. Approximately 93% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loans.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Although FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and Capital Resources – Sources of Capital – Cash Flows” for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,986	$(20,393)	$50,351	$206
Add:
Depreciation and amortization (1)	40,363	30,342	77,070	60,080
Net income attributable to noncontrolling interests	938	930	1,867	1,865
Net income attributable to unvested restricted stock awards	298	149	540	311
Subtract:
Gain on sales of property (2)	–	–	–	(24)
FFO attributable to noncontrolling interests	(1,033)	(1,039)	(2,098)	(2,137)
FFO attributable to unvested restricted stock awards	(638)	(149)	(1,185)	(598)
Subtotal	65,914	9,840	126,545	59,703
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	7	–	12	–
Amounts attributable to unvested restricted stock awards	–	–	–	–
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of assumed conversion and dilutive securities	$65,921	$9,840	126,557	59,703

(1)         Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)         Gain on sales of property for Six Months 2010 relates to the disposition of one operating property.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on, June 30, 2011, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loans, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $3.4 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loans, after considering the effect of our interest rate hedge agreements in effect on June 30, 2011, would increase annual future earnings by approximately $3.4 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would decrease their aggregate fair values by approximately $42.6 million at June 30, 2011.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $37.3 million at June 30, 2011.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on June 30, 2011.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of June 30, 2011, would decrease their fair value by approximately $8.9 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of June 30, 2011, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $0.2 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.2 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.6*

Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000.

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

4.1*	Specimen certificate representing shares of Common Stock, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 5, 2011.
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
4.4*

Indenture, dated January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 19, 2007.

4.5*

Registration Rights Agreement, dated as of January 17, 2007, among the Company, Alexandria Real Estate Equities, L.P., UBS Securities LLC, Citigroup Global Markets, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 18, 2007.

4.6*

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009.

10.1

Amended and Restated Term Loan Agreement, dated as of June 30, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Citibank, N.A., as Administrative Agent, RBC Capital Markets and Royal Bank of Scotland PLC as Co-Syndication Agents, Bank of Nova Scotia and Compass Bank as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Running Managers, filed as an exhibit to the Company’s current report on Form 8-k filed with the SEC on July 7, 2011.

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

101**

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2011 and 2010 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(*)         Incorporated by reference.

(**) XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2011.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)