Form 10-Q/A
period 2011-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2011-09-08
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission (the “SEC”) on August 9, 2011 (the “Form 10-Q”), is solely to furnish the interactive data files using the eXtensible Business Reporting Language Format (“XBRL”) contained in Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

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

11.1*	Computation of Per Share Earnings (included in Note 2 to the Condensed Consolidated Financial Statements).
12.1*	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(*)         Previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2011.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)