Form 10-Q
period 2011-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2011-11-09
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011, 61,954,215 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                           FINANCIAL STATEMENTS

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Investments in real estate	$6,635,872	$6,060,821
Less: accumulated depreciation	(710,580)	(616,007)
Investments in real estate, net	5,925,292	5,444,814
Cash and cash equivalents	73,056	91,232
Restricted cash	27,929	28,354
Tenant receivables	6,599	5,492
Deferred rent	132,954	116,849
Investments	88,777	83,899
Other assets	200,949	135,221
Total assets	$6,455,556	$5,905,861

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$760,882	$790,869
Unsecured line of credit	814,000	748,000
Unsecured term loans	1,000,000	750,000
Unsecured convertible notes	84,484	295,293
Accounts payable, accrued expenses, and tenant security deposits	330,044	304,257
Dividends payable	35,287	31,114
Total liabilities	3,024,697	2,919,533

Redeemable noncontrolling interests	15,931	15,920

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series C preferred stock	129,638	129,638
Series D convertible preferred stock	250,000	250,000
Common stock	614	550
Additional paid-in capital	3,025,444	2,566,238
Retained earnings	–	734
Accumulated other comprehensive loss	(32,202)	(18,335)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,373,494	2,928,825
Noncontrolling interests	41,434	41,583
Total equity	3,414,928	2,970,408
Total liabilities, noncontrolling interests, and equity	$6,455,556	$5,905,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental	$106,160	$89,567	$321,306	$266,349
Tenant recoveries	34,792	29,179	100,262	81,655
Other income	2,475	1,568	4,195	3,555
Total revenues	143,427	120,314	425,763	351,559

Expenses
Rental operations	42,608	33,154	123,544	94,275
General and administrative	10,297	8,042	30,552	25,777
Interest	14,273	16,078	48,650	52,351
Depreciation and amortization	39,652	31,758	116,189	91,334
Total expenses	106,830	89,032	318,935	263,737
Income from continuing operations before loss on early extinguishment of debt	36,597	31,282	106,828	87,822

Loss on early extinguishment of debt	(2,742)	(1,300)	(6,485)	(42,796)
Income from continuing operations	33,855	29,982	100,343	45,026

(Loss) income from discontinued operations, net	(906)	479	(458)	1,996
Gain on sale of land parcel	46	–	46	–
Net income	32,995	30,461	99,931	47,022

Net income attributable to noncontrolling interests	966	920	2,833	2,785
Dividends on preferred stock	7,089	7,089	21,267	21,268
Net income attributable to unvested restricted stock awards	278	217	818	502
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,662	$22,235	$75,013	$22,467

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.41	$0.44	$1.30	$0.45
Discontinued operations, net	(0.01)	0.01	(0.01)	0.04
Earnings per share – basic	$0.40	$0.45	$1.29	$0.49

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.41	$0.44	$1.30	$0.45
Discontinued operations, net	(0.01)	0.01	(0.01)	0.04
Earnings per share – diluted	$0.40	$0.45	$1.29	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(In thousands, except share data)

(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2010	$129,638	$250,000	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920
Net income	-	-	-	-	-	97,098	-	1,942	99,040	891
Unrealized loss on marketable securities	-	-	-	-	-	-	(2,604)	-	(2,604)	-
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	8,044	-	8,044	-
Foreign currency translation	-	-	-	-	-	-	(19,307)	(7)	(19,314)	59
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,084)	(2,084)	(939)
Equity component related to repurchase of unsecured convertible notes (see Note 6)	-	-	-	-	(2,981)	-	-	-	(2,981)	-
Issuances of common stock, net of offering costs	-	-	6,250,651	63	451,476	-	-	-	451,539	-
Issuances pursuant to stock plan	-	-	246,263	1	16,107	-	-	-	16,108	-
Dividends declared on preferred stock	-	-	-	-	-	(21,267)	-	-	(21,267)	-
Dividends declared on common stock	-	-	-	-	(5,396)	(76,565)	-	-	(81,961)	-
Balance at September 30, 2011	$129,638	$250,000	61,463,839	$614	$3,025,444	$-	$(32,202)	$41,434	$3,414,928	$15,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income	$99,931	$47,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,060	92,089
Loss on early extinguishment of debt	6,485	42,796
Amortization of loan fees and costs	6,749	5,893
Amortization of debt premiums/discount	3,254	7,967
Amortization of acquired above and below market leases	(8,520)	(5,504)
Deferred rent	(17,239)	(13,740)
Stock compensation expense	8,449	8,049
Equity in income related to investments	–	(48)
Gain on sales of investments	(3,555)	(1,263)
Loss on sales of investments	1,240	155
Gain on sales of property	(46)	(24)
Non-cash impairment of real estate	994	–
Changes in assets and liabilities:
Restricted cash	489	2,258
Tenant receivables	(1,107)	(776)
Other assets	(54,348)	(27,475)
Accounts payable, accrued expenses, and tenant security deposits	26,005	5,053
Net cash provided by operating activities	185,841	162,452

Investing Activities
Additions to properties	(302,578)	(327,448)
Purchase of properties	(305,030)	(29,881)
Proceeds from sales of properties	17,339	10,514
Change in restricted cash related to construction projects	(2,654)	15,032
Contributions to unconsolidated real estate entity	(3,256)	(2,299)
Transfer of cash to unconsolidated real estate entity upon deconsolidation	–	(154)
Additions to investments	(19,663)	(11,849)
Proceeds from investments	14,496	3,527
Net cash used in investing activities	(601,346)	(342,558)

Financing Activities
Principal reductions of secured notes payable	(30,181)	(63,868)
Principal borrowings from unsecured line of credit and unsecured term loans	1,990,317	455,000
Repayments of borrowings from unsecured line of credit	(1,674,317)	(377,000)
Payment on exchange of 8.00% unsecured convertible notes	–	(43,528)
Repurchase of unsecured convertible notes	(221,439)	(12,755)
Change in restricted cash related to financings	2,590	(8,156)
Deferred financing costs paid	(20,268)	(497)
Proceeds from issuance of common stock	451,539	342,342
Proceeds from exercise of stock options	1,165	2,673
Dividends paid on common stock	(77,787)	(48,503)
Dividends paid on preferred stock	(21,267)	(21,268)
Contributions by redeemable noncontrolling interests	–	674
Distributions to redeemable noncontrolling interests	(939)	(1,017)
Redemption of redeemable noncontrolling interests	–	(2,346)
Contributions by noncontrolling interests	–	711
Distributions to noncontrolling interests	(2,084)	(2,173)
Net cash provided by financing activities	397,329	220,289
Net (decrease) increase in cash and cash equivalents	(18,176)	40,183
Cash and cash equivalents at beginning of period	91,232	70,628
Cash and cash equivalents at end of period	$73,056	$110,811

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

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”) focused principally on cluster development through the ownership, operation, management, and selective acquisition, redevelopment, and development of properties containing life science laboratory space. We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, medical device, product, and service entities, and government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster. Our asset base contains 171 properties approximating 14.9 million rentable square feet consisting of the following, as of September 30, 2011:

Rentable Square Feet
Operating properties	13,590,125
Redevelopment properties	747,248
Development properties	531,486
Total	14,868,859

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

2.                 Basis of presentation (continued)

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have five operating properties in Canada, as well as construction projects in India and China.  The functional currencies for our foreign subsidiaries are the local currencies in each respective country.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive income as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses included in accumulated other comprehensive income will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

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

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Unrealized gain on marketable securities	$3,553	$6,157
Unrealized loss on interest rate hedge agreements	(36,763)	(44,807)
Unrealized gain on foreign currency translation	1,008	20,315
Total	$(32,202)	$(18,335)

2.                 Basis of presentation (continued)

Accumulated other comprehensive loss (continued)

The following table provides a reconciliation of comprehensive income attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$32,995	$30,461	$99,931	$47,022
Unrealized (loss) gain on marketable securities	(2,616)	434	(2,604)	(1,419)
Unrealized gain (loss) on interest rate hedge agreements	2,558	(2,115)	8,044	(4,196)
Unrealized (loss) gain on foreign currency translation	(25,814)	8,718	(19,255)	6,089
Comprehensive income	7,123	37,498	86,116	47,496
Comprehensive income attributable to noncontrolling interests	1,024	928	2,885	2,877
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.	$6,099	$36,570	$83,231	$44,619

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the United States, Canada, China, India, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2007 through 2010.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2011, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax-related interest expense or penalties for the three and nine months ended September 30, 2011 and 2010.

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

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations and dividends declared per share of common stock (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings per share – basic	2011	2010	2011	2010
Income from continuing operations	$33,855	$29,982	$100,343	$45,026
Gain on sale of land parcel	46	–	46	–
Net income attributable to noncontrolling interests	(966)	(920)	(2,833)	(2,785)
Dividends on preferred stock	(7,089)	(7,089)	(21,267)	(21,268)
Net income attributable to unvested restricted stock awards	(278)	(217)	(818)	(502)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	25,568	21,756	75,471	20,471
(Loss) income from discontinued operations	(906)	479	(458)	1,996
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,662	$22,235	$75,013	$22,467

Weighted average common shares outstanding – basic	61,295,659	49,807,241	58,271,270	46,188,308
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic:
Continuing operations	$0.41	$0.44	$1.30	$0.45
Discontinued operations, net	(0.01)	0.01	(0.01)	0.04
Earnings per share – basic	$0.40	$0.45	$1.29	$0.49

Earnings per share – diluted
Income from continuing operations	$33,855	$29,982	$100,343	$45,026
Gain on sale of land parcel	46	–	46	–
Net income attributable to noncontrolling interests	(966)	(920)	(2,833)	(2,785)
Dividends on preferred stock	(7,089)	(7,089)	(21,267)	(21,268)
Net income attributable to unvested restricted stock awards	(278)	(217)	(818)	(502)
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	–	–	–	–
Amounts attributable to unvested restricted stock awards	–	–	–	–
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	25,568	21,756	75,471	20,471
(Loss) income from discontinued operations	(906)	479	(458)	1,996
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,662	$22,235	$75,013	$22,467

Weighted average common shares outstanding – basic	61,295,659	49,807,241	58,271,270	46,188,308
Dilutive effect of stock options	8,310	23,098	13,475	31,813
Weighted average shares of common stock outstanding – diluted	61,303,969	49,830,339	58,284,745	46,220,121
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Continuing operations	$0.41	$0.44	$1.30	$0.45
Discontinued operations, net	(0.01)	0.01	(0.01)	0.04
Earnings per share – diluted	$0.40	$0.45	$1.29	$0.49

Dividends declared per common share	$0.47	$0.35	$1.37	$1.05

2.                 Basis of presentation (continued)

Earnings per share and dividends declared (continued)

We apply the if-converted method of accounting for our 8.00% Unsecured Convertible Notes. In applying the if-converted method of accounting, conversion is assumed for purposes of calculating diluted earnings per share if the effect is dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method of accounting is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins), and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  Furthermore, we assume that our 8.00% Unsecured Convertible Notes are converted for the period prior to any retirement or actual conversion if the effect of such assumed conversion is dilutive, and any shares of common stock issued upon retirement or actual conversion are included in the denominator for the period after the date of retirement or conversion.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the three and nine months ended September 30, 2011 and 2010, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

We also apply the if-converted method of accounting to our series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three and nine months ended September 30, 2011 and 2010, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”) when the average market price of our common stock is higher than the conversion price ($117.36 as of September 30, 2011). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred at the end of the reporting period pursuant to the treasury stock method.  For the three and nine months ended September 30, 2011 and 2010, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from the diluted weighted average shares of common stock as the average market price of our common stock was lower than the conversion price of $117.36 and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income (loss) from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income from continuing operations	$33,855	$29,982	$100,343	$45,026
Less: net income attributable to noncontrolling interests	(966)	(920)	(2,833)	(2,785)
Add: gain on sale of land parcel	46	–	46	–
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	$32,935	29,062	97,556	42,241

(Loss) income from discontinued operations, net	$(906)	$479	$(458)	$1,996
Less: net income attributable to noncontrolling interests	–	–	–	–
(Loss) income from discontinued operations attributable to Alexandria Real Estate Equities, Inc.	$(906)	$479	$(458)	$1,996

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

The following tables set forth the fair value of assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$5,080	$5,080	$–	$–
Liabilities:
Interest rate hedge agreements	$36,709	$–	$36,709	$–

		December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,033	$8,033	$–	$–

Liabilities:
Interest rate hedge agreements	$44,645	$–	$44,645	$–

2.                 Basis of presentation (continued)

Fair value (continued)

The following table sets forth the fair value of assets that we measure at fair value on a nonrecurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Property held for sale (1)	$2,900	$–	$2,900	$–

(1)      Represents the fair value of one asset held for sale.  This asset is reflected on the balance sheet at its fair value less cost to sell. See Note 10, Discontinued Operations.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2010.

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

As of September 30, 2011, and December 31, 2010, the book and fair values of our “available for sale” securities, interest rate hedge agreements, secured notes payable, unsecured line of credit, unsecured term loans, and unsecured convertible notes were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
“Available for sale” securities	$5,080	$5,080	$8,033	$8,033
Interest rate hedge agreements	36,709	36,709	44,645	44,645
Secured notes payable	760,882	846,292	790,869	865,939
Unsecured line of credit	814,000	834,600	748,000	707,518
Unsecured term loans	1,000,000	1,002,960	750,000	748,085
Unsecured convertible notes	84,484	84,716	295,293	302,486

Impact of recently issued accounting standards

In July 2011, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (collectively the “Boards”) re-exposed their joint leases proposal.  The leases proposal is anticipated to result in key differences from existing GAAP.  Leases would no longer be classified as operating or capital leases and all leases would be recorded on balance sheets using a financing model, except for leases of less than a year.  Lessees would no longer account for lease expense on a straight-line basis, resulting in accelerated expense recognition.  Reassessment of key considerations such as lease term or residual value guarantees would be required throughout the life of a lease.  The Boards have tentatively decided that lessors should apply a single approach to all leases and recognize a lease receivable and a residual asset for each lease, except for leases of one year or less or leases of investment property carried at fair value. The Boards’ re-exposure has likely delayed the issuance of a final standard until 2012, and the effective date has not yet been determined.  We anticipate the adoption of the final standard may have a material impact on our consolidated financial statements.

2.                 Basis of presentation (continued)

Impact of recently issued accounting standards (continued)

The FASB proposed a new standard for entities that invest primarily in real estate properties and meet other criteria.  These “investment property entities” would measure real estate investment property at fair value, with changes in fair value reported in net income.  The proposed definition of “investment property entities” will likely evolve during the review of the proposed standard and therefore it is unclear today if the Company will qualify as an “investment property entity.”  The FASB tentatively decided to require investment property entities to recognize rental revenue on a contractual basis, thereby eliminating rental revenue recognition on a straight line basis.  The FASB’s proposal, if adopted, would represent a significant change from our current accounting model.  We anticipate the adoption of the final standard may have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an Accounting Standard Update (“ASU”) to substantially converge the guidance in GAAP and International Financial Reporting Standards on fair value measurements and disclosures.  The ASU changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820, Fair Value Measurement, including (1) the application of the concepts of highest and best use and valuation premise, (2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis, (3) the incorporation of certain premiums and discounts in fair value measurements, and (4) the measurement of the fair value of certain instruments classified in shareholders’ equity.  In addition, the ASU includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012. We anticipate the adoption of the ASU may affect valuation methodologies, although we do not anticipate the adoption of the final standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an ASU to make presentation of items within other comprehensive income (“OCI”) more prominent.  Entities are required to present items of net income, items of OCI, and total comprehensive income either in a single continuous statement or in two separate but consecutive statements.  There no longer exists the option to present OCI in the statement of changes in stockholders’ equity.  In October 2011, the FASB decided to expose a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements.  The deferral, if finalized, would not change the requirement to present items of net income, items of other comprehensive income and total comprehensive income in either one continuous statement or two separate consecutive statements.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012.  We anticipate the adoption of the ASU will affect presentation of our consolidated financial statements.

3.      Investments in real estate

Our investments in real estate, net, consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land (related to rental properties)	$460,649	$456,940
Buildings and building improvements	4,355,276	3,906,689
Other improvements	184,775	183,140
Rental properties	5,000,700	4,546,769
Less: accumulated depreciation	(710,580)	(616,007)
Rental properties, net	4,290,120	3,930,762

Construction in progress (“CIP”)/current value-added projects:
Active redevelopment	300,398	248,651
Active development	190,427	134,758
Projects in India and China	113,136	98,327
	603,961	481,736
Land/future value-added projects:
Land held for future development	452,732	431,838
Land undergoing preconstruction activities (additional CIP)	538,437	563,800
	991,169	995,638
Investment in unconsolidated real estate entity	40,042	36,678
Investments in real estate, net	$5,925,292	$5,444,814

Rental properties, construction in progress, and land held for future development

As of September 30, 2011, and December 31, 2010, we had approximately $4.3 billion and $3.9 billion of rental properties, net, aggregating 13.6 and 12.4 million rentable square feet, respectively.

As of September 30, 2011, and December 31, 2010, we had various projects classified as construction in progress, including redevelopment and development projects, and projects in India and China.  As of September 30, 2011, and December 31, 2010, we had 747,248 and 755,463 rentable square feet, respectively, undergoing active redevelopment. Additionally, as of September 30, 2011, and December 31, 2010, we had 531,486 and 475,818 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science properties.  We also had construction projects in India and China aggregating approximately 0.9 million rentable square feet as of September 30, 2011, and December 31, 2010.  We are required to capitalize project costs, indirect project costs, and interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.  Total interest capitalized related to construction activities for the nine months ended September 30, 2011 and 2010, was approximately $44.9 million and $58.2 million, respectively.

Additionally, as of September 30, 2011, and December 31, 2010, we had approximately $452.7 million and $431.8 million, respectively, of land held for future development, aggregating 11.7 million and 8.3 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but on which, as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred. Additionally, as of September 30, 2011, and December 31, 2010, we had land supporting an aggregate of 2.5 million and 3.0 million rentable square feet of future ground-up development, respectively, undergoing preconstruction activities (consisting of Building Information Modeling (3-D virtual modeling), design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.9 million developable square foot site at Alexandria Center™ at Kendall Square in Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

3.      Investments in real estate

Investment in unconsolidated real estate entity

In 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 428,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in 2012 with an outstanding balance of $38.4 million as of September 30, 2011, and December 31, 2010.  We also have an option to extend the maturity of the loan to April 2013.  We determined that the entity did not qualify as the primary beneficiary since we do not have the power to direct the activities of the entity that most significantly impact its economic performance.  The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partner, including all major operating, investing, and financing decisions as well as decisions involving major expenditures.  Because we share power over the decisions that most significantly impact the entity’s economic performance, we determined that we are not the primary beneficiary of the entity.  As of September 30, 2011, and December 31, 2010, our investment in the unconsolidated entity was approximately $40.0 million and $36.7 million, respectively.

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

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstance that would have an adverse effect on our cost method investments, we do not estimate their fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such an investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.  We did not recognize impairment charges related to our investments for the three and nine months ended September 30, 2011 and 2010.

The following table summarizes our “available for sale” securities (in thousands):

	September 30,	December 31,
	2011	2010
Adjusted cost of “available for sale” securities	$1,527	$1,876
Gross unrealized gains	3,938	6,196
Gross unrealized losses	(385)	(39)
Fair value of “available for sale” securities	$5,080	$8,033

We believe that the gross unrealized losses related to our “available for sale” securities as of September 30, 2011, and December 31, 2010, shown above are temporary.

Our investments in privately held entities as of September 30, 2011, and December 31, 2010, totaled approximately $83.7 million and $75.9 million, respectively.  Of these totals, approximately $32,000 and $82,000, as of September 30, 2011, and December 31, 2010, respectively, are accounted for under the equity method.  The remainder are accounted for under the cost method.  As of September 30, 2011, and December 31, 2010, there were no unrealized losses in our investments in privately held entities.

5.                 Unsecured line of credit and unsecured term loans

The following table summarizes balances outstanding under our unsecured line of credit and unsecured term loans (in thousands):

	September 30,	December 31,
	2011	2010
Unsecured line of credit	$814,000	$748,000
2012 Unsecured Term Loan	250,000	750,000
2016 Unsecured Term Loan	750,000	–
	$1,814,000	$1,498,000

Unsecured Line of Credit and 2012 Unsecured Term Loan

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006, and May 2, 2007 (the “Prior Credit Agreement”). The Third Amendment amended the Prior Credit Agreement to, among other things, increase permitted borrowings under our unsecured line of credit from $1.15 billion to $1.5 billion, and continued to provide a $750 million unsecured term loan (the “2012 Unsecured Term Loan” and together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Unsecured Credit Facility agreement (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings outstanding under the unsecured line of credit was 2.3% as of September 30, 2011.  The Applicable Margin for the LIBOR borrowings under the 2012 Unsecured Term Loan was not amended in the Third Amendment and was 0.7% as of September 30, 2011.

Under the Third Amendment, the maturity date for the unsecured line of credit is January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months.  The maturity date for the 2012 Unsecured Term Loan is October 2012.

As of September 30, 2011, we had borrowings of $814 million and $250 million outstanding under our unsecured line of credit and 2012 Unsecured Term Loan, respectively, with a weighted average interest rate, including the impact of our interest rate swap agreements, of approximately 3.25%.

5.      Unsecured line of credit and unsecured term loans

2016 Unsecured Term Loan

In February 2011, we entered into a $250 million unsecured term loan.  In June 2011, we amended this $250 million unsecured term loan (as amended, the “2016 Unsecured Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the amended unsecured term loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Term Loan as of September 30, 2011, was 1.65%.  Under the 2016 Unsecured Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility.  The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Term Loan from $750 million to $250 million.  As a result of this early repayment of our 2012 Unsecured Term Loan in June 2011, we recognized a loss on early extinguishment of debt of approximately $1.2 million in June 2011, related to the write-off of unamortized loan fees.

The requirements of the key financial covenants under the Unsecured Credit Facility and 2016 Unsecured Term Loan are as follows:

Covenant	Requirement

Leverage Ratio	Less than or equal to 60.0%

Unsecured Leverage Ratio	Less than or equal to 60.0%

Fixed Charge Coverage	Greater than or equal to 1.5

Unsecured Debt Yield	Greater than or equal to 12.00%

Minimum Book Value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011

Secured Debt Ratio	Less than or equal to 40.0%

In addition, the terms of the agreements restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available for developments, land, encumbered, and unencumbered assets.  The terms of the agreements also limit our ability to pay distributions to our shareholders in excess of the greater of 1) 95% of consolidated Funds From Operations (as defined in the Third Amendment) for the preceding four quarters and 2) the minimum amount sufficient to permit us to maintain our qualification as a REIT for federal income tax purposes or the amount necessary to avoid the payment of federal or state income or excise tax.  In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists.  As of September 30, 2011, we were in compliance with all such covenants.

6.                 Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes outstanding as of September 30, 2011, and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands, except conversion rates):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	September 30,	December 31,	September 30,		December 31,
	2011	2010	2011		2010
Principal amount	$250	$250	$84,801		$301,934
Unamortized discount	16	20	551		6,871
Net carrying amount of liability component	$234	$230	$84,250		$295,063

Carrying amount of equity component	$27	$27	$8,080		$28,769
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,047	6,047	N/A	(1)	N/A	(1)

Issuance date	April 2009		January 2007
Stated interest rate	8.00%		3.70%
Effective interest rate	11.00%		5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	24.1887		8.5207

	8.00% Unsecured Convertible Notes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contractual interest	$5	$28	$15	$8,801
Amortization of discount on liability component	2	7	4	2,080
Total interest cost	$7	$35	$19	$10,881

	3.70% Unsecured Convertible Notes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contractual interest	$1,132	$3,558	$5,228	$10,675
Amortization of discount on liability component	673	1,993	3,056	5,891
Total interest cost	$1,805	$5,551	$8,284	$16,566

(1)                   Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the September 30, 2011, and December 31, 2010, closing stock prices of our common stock of $61.39 and $73.26, respectively, and the conversion price of our 3.70% Unsecured Convertible Notes of $117.36 as of September 30, 2011, and December 31, 2010, the if-converted value of the notes did not exceed the principal amount as of September 30, 2011, or December 31, 2010, and accordingly, no shares of our common stock would have been issued if the notes had been settled on September 30, 2011, or December 31, 2010.

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

6.                 Unsecured convertible notes (continued)

3.70% Unsecured Convertible Notes (continued)

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of September 30, 2011, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

In December 2010, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $82.8 million at an aggregate cash price of approximately $84.6 million.  Upon completion of these repurchases, the total value of the consideration of the repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $1.7 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $2.4 million, including approximately $0.4 million in unamortized issuance costs.

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

During the three months ended September 30, 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Convertible Notes aggregating approximately $121.1 million at an aggregate cash price of approximately $122.8 million.  Upon completion of these repurchases, the total value of the consideration of the repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $0.5 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $2.7 million, including approximately $0.3 million in unamortized issuance costs.

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

The effective portion of changes in the fair value of our interest rate hedge agreements designated and qualified as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  During the three and nine months ended September 30, 2011 and 2010, our interest rate hedge agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured term loan.  The ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the three and nine months ended September 30, 2011 and 2010, our interest rate hedge agreements were 100% effective.  Accordingly, we did not recognize any of the change in fair value of our interest rate hedge agreements directly into earnings.

As of September 30, 2011, and December 31, 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $36.7 million and $44.6 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.

Balances in accumulated other comprehensive loss are recognized in the periods during which the forecasted hedge transactions affect earnings.  For the three months ended September 30, 2011 and 2010, approximately $5.4 million and $7.0 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense as an increase to interest expense.  For the nine months ended September 30, 2011 and 2010, approximately $16.1 million and $23.6 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $20.4 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

7.                 Interest rate hedge agreements (continued)

As of September 30, 2011, we had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$(5,529)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	(2,087)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	(4,190)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	(1,575)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	(1,576)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	(8,340)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	(8,355)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	(5,057)
Total					$(36,709)

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

In September 2011, we declared a cash dividend on our common stock aggregating $29.1 million ($0.47 per share) for the three months ended September 30, 2011.  In September 2011, we also declared cash dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) aggregating $2.7 million ($0.5234375 per share), for the period from July 15, 2011 through October 15, 2011.  Additionally, in September 2011, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4.4 million ($0.4375 per share), for the period from July 15, 2011 through October 15, 2011.

9.                 Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities own seven properties and three development parcels as of September 30, 2011, and are included in our condensed consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previously recorded increases have been recorded.  As of September 30, 2011, and December 31, 2010, our redeemable noncontrolling interest balance was approximately $15.9 million for both periods.  Our remaining noncontrolling interests aggregating approximately $41.4 million and $41.6 million as of September 30, 2011, and December 31, 2010, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

10.          Discontinued operations and sale of land parcel

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

During the three months ended September 30, 2011, a vacant 30,000 rentable square foot operating property, located in the suburbs of Boston, Massachusetts, met the criteria for classification as “held for sale.”  We recognized an impairment charge of approximately $1.0 million in the three months ended September 30, 2011, to adjust the carrying value to the estimated fair value less costs to sell.  In October 2011, we sold the property for approximately $2.9 million, representing a sale price of approximately $97 per rentable square foot.

10.          Discontinued operations and sale of land parcel (continued)

The following is a summary of income from discontinued operations, net, and net assets of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenue	$923	$1,315	$2,875	$4,367
Operating expenses	497	552	1,431	1,540
Revenue less operating expenses	426	763	1,444	2,827
Interest expense	–	33	37	100
Depreciation expense	338	251	871	755
Income from discontinued operations before non-cash impairment charge and gain on sale of real estate	88	479	536	1,972
Non-cash impairment charge	(994)	–	(994)	–
Gain on sale of real estate	–	–	–	24
(Loss) income from discontinued operations, net	$(906)	$479	$(458)	$1,996

	September 30, 2011	December 31, 2010
Properties “held for sale,” net	$22,786	$24,120
Other assets	639	1,168
Total assets	$23,425	$25,288
Secured note payable	–	2,237
Other liabilities	603	446
Total liabilities	603	2,683
Net assets of discontinued operations	$22,822	$22,605

Loss from discontinued operations, net, for the three and nine months ended September 30, 2011, includes the results of the operations of three operating properties that were classified as “held for sale” as of September 30, 2011.  Income from discontinued operations, net, for the three months ended September 30, 2010, includes the results of operations of three properties that were classified as “held for sale” as of September 30, 2011.  Income from discontinued operations, net, for the nine months ended September 30, 2010, includes the results of operations of three properties that were classified as “held for sale” as of September 30, 2011, and the results of operations and gain on sale of one operating property that was sold during the three months ended March 31, 2010.  During the nine months ended September 30, 2010, we sold one property located in the Seattle market at a price of approximately $11.8 million.

In August 2011, we completed the sale of a land parcel in San Diego for an aggregate sales price of approximately $17.3 million at a gain of approximately $46,000.  The land parcel we sold during the three and nine months ended September 30, 2011, did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  Accordingly for the three and nine months ended September 30, 2011, we classified the $46,000 gain on sale of land parcel below income from discontinued operations, net, in the condensed consolidated income statements.

11.          Subsequent events

In October 2011, we completed the sale of a property, previously classified as “held for sale,” for an aggregate sales price of approximately $2.9 million.  We also extended the 2011 maturity date of our $76 million secured loan into 2012, and are in discussions for an additional 3-5 year extension.

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

•                  potential defaults on national debt by certain countries, including defaults by certain European countries;

•                  potential and further downgrades of the credit ratings of the federal, state, and foreign governments, or their perceived creditworthiness;

•                  failure of the United States government to agree on a debt ceiling or deficit reduction plan;

•                  potential and further downgrades of the credit ratings of major financial institutions, or their perceived creditworthiness;

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

As of September 30, 2011, we had 171 properties aggregating 14.9 million rentable square feet, composed of approximately 13.6 million rentable square feet of operating properties, approximately 747,248 rentable square feet undergoing active redevelopment, and approximately 531,486 rentable square feet undergoing active development.  Our operating properties were approximately 94.6% leased as of September 30, 2011.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, redevelopment, and development activities.

As further discussed under “2011 highlights” below, for the nine months ended September 30, 2011, we:

•                received Baa2/BBB- stable outlook investment grade issuer rating from two major rating agencies;

•                executed 143 leases for 2,265,000 rentable square feet, including 634,000 rentable square feet of redevelopment and development space;

•                reported occupancy of operating properties at approximately 94.6%, and occupancy of operating and redevelopment properties at approximately 89.3% as of September 30, 2011;

•                completed a follow-on common stock offering with net proceeds of $451.5 million;

•                repurchased approximately $217.1 million of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Convertible Notes”);

•                closed a $750 million unsecured term loan;

•                sold a parcel of land in the San Diego market for $17.3 million;

•                extended the maturity date and increased commitments on our unsecured line of credit from $1.15 billion to $1.5 billion;

•                completed the ground-up development of a 97,000 rentable square foot single tenant building located in the Research Triangle Park market, which is 100% leased;

•                completed redevelopment of a 47,500 rentable square feet located in the Greater Boston market;

•                completed the ground lease of land and improvements in Canada to a tenant for the construction of a 783,255 rentable square foot laboratory building;

•                acquired 4755 Nexus Center Drive, a newly and partially completed 41,710 rentable square foot development project located in University Town Center in the San Diego market;

•                acquired 409 and 499 Illinois Street, a newly and partially completed 453,256 rentable square foot development project in Mission Bay, San Francisco, for approximately $293 million;

•                were awarded LEED® Platinum Certification for 10300 Campus Pointe Drive, a property located in University Town Center in the San Diego market; and

•                were awarded LEED® Gold Certifications for the Alexandria Center™ for Life Science – New York City, 199 E. Blaine Street, a property located in the Seattle market, and 455 Mission Bay Blvd., a property located in the San Francisco market.

In October 2011, we:

•                extended the 2011 maturity date of a $76 million secured loan into 2012 and are in discussions for an additional 3-5 year extension;

•                sold a 30,000 rentable square foot property for approximately $2.9 million; and

•                repaid two secured loans aggregating $32.7 million.

We continue to demonstrate the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our core operating results were solid for the nine months ended September 30, 2011.  We intend to continue to focus on the completion of our existing active redevelopment projects aggregating approximately 747,248 rentable square feet and our existing active development projects aggregating approximately an additional 531,486 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also intend to be very careful and prudent with any future decisions to add new projects to our active ground-up developments. We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.  We also intend to continue to reduce debt as a percentage of our overall capital structure over a multi-year period.   During this period, we may also extend and/or refinance certain debt maturities.  We expect the sources of funds for construction activities and repayment of outstanding debt to be provided over several years by cash flows from operations, opportunistic sales of real estate, joint ventures, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.  As of September 30, 2011, we identified three assets as “held for sale,” which have been classified in discontinued operations.

2011 Highlights

Acquisitions

In June 2011, we acquired 285 Bear Hill Road, a 26,270 rentable square foot office property located in the Greater Boston market, for approximately $3.9 million.  We plan to begin the redevelopment of this property into life science laboratory space in the three months ended December 31, 2011.  Based on our view of existing market conditions and certain assumptions at the time of the acquisition, we expect to achieve a stabilized yield on a GAAP and cash basis for this property of approximately 8.6% and 8.0%, respectively.  Stabilized yield on cost is calculated as the quotient of net operating income and our investment in the property at stabilization (“Stabilized Yield”).

In April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed world-class 453,256 rentable square foot laboratory/office development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a life science company through November 2023.  499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.  Based on our view of existing market conditions and certain assumptions at the time of the acquisition, we expect to achieve a Stabilized Yield on a GAAP and cash basis for this property in the range of 7.2% to 7.6% and 6.5% to 7.0%, respectively.

In March 2011, we acquired 4755 Nexus Center Drive, a newly and partially completed development project located in University Town Center in the San Diego market, for approximately $7.4 million.  The property is a vacant 41,710 rentable square foot building in shell condition for which we plan to complete the development.  Based on our view of existing market conditions and certain assumptions at the time of the acquisition, we expect to achieve a Stabilized Yield on a GAAP and cash basis for this property in the range of 9.0% to 9.5% and 8.0% to 8.5%, respectively.

Dispositions

In August 2011, we sold a parcel of land located in San Diego, California for approximately $17.3 million at a gain of $46,000.  The buyer is expected to construct a building with approximately 249,000 rentable square feet, representing a sale price of approximately $70 per rentable square foot.

During the three months ended September 30, 2011, a vacant 30,000 rentable square foot operating property, located in the suburbs of Boston, Massachusetts, met the criteria for classification as “held for sale.”  This property was occupied by a credit life science tenant through June 30, 2011.  Upon move out, a user for the building presented an offer for the purchase of the building in the three months ended September 30, 2011.  We recognized an impairment charge of approximately $1.0 million in the three months ended September 30, 2011, to adjust the carrying value to the estimated fair value less costs to sell.  In October 2011, we sold the property to that user, for approximately $2.9 million, representing a sale price of approximately $97 per rentable square foot.

Development

In August 2011, we completed the ground-up development of 7 Triangle Drive, a 97,000 rentable square foot single-tenant building located in the Research Triangle Park market, which is currently 100% leased as of September 30, 2011.  Our Stabilized Yield on a GAAP and cash basis for this property was approximately 9.3% and 8.3%, respectively.

In July 2011, we executed a new lease for a 307,000 rentable square feet ground-up development with Biogen Idec, Inc. at Alexandria CenterTM at Kendall Square.  The ground breaking for this project will occur in late October 2011, and we will add the project to our disclosure of active ground-up development for the three months ended December 31, 2011.

Unsecured credit facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006 and May 2, 2007 (the “Prior Credit Agreement,” and as amended by the Third Amendment, the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain lenders.  The Third Amendment amended the Prior Credit Agreement to, among other things, increase permitted borrowings under our unsecured line of credit from $1.15 billion to $1.5 billion, and continued to provide a $750 million unsecured term loan (the “2012 Unsecured Term Loan” and together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  See “Liquidity and capital resources – Unsecured Credit Facility” for additional information about our Unsecured Credit Facility.

Other financing activities

In June 2011, we amended the $250 million unsecured term loan (as amended, the “2016 Unsecured Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the 2016 Unsecured Term Loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Term Loan as of September 30, 2011, was 1.65%.  Under the 2016 Unsecured Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility. The 2016 Unsecured Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Term Loan from $750 million to $250 million.  As a result of this early repayment, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

During the nine months ended September 30, 2011, we repurchased, in privately negotiated transactions, approximately $217.1 million of our 3.70% Unsecured Convertible Notes at an aggregate cash price of approximately $221.4 million.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $5.2 million for the nine months ended September 30, 2011.

Leasing

For the nine months ended September 30, 2011, we executed a total of 143 leases for approximately 2,265,000 rentable square feet at 60 different properties (excluding month-to-month leases).  Of this total, approximately 1,171,000 rentable square feet related to new or renewal leases of previously leased space and approximately 1,094,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 1,094,000 rentable square feet, approximately 634,000 rentable square feet were related to our development or redevelopment programs, and the remaining approximately 460,000 rentable square feet were related to previously vacant space.  Rental rates for these new or renewal leases were on average approximately 2.5% higher on a GAAP basis than rental rates for expiring leases.  Additionally, we granted tenant concessions/free rent averaging approximately 1.7 months with respect to the 2,265,000 rentable square feet leased during the nine months ended September 30, 2011.

As of September 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

Investments in real estate

The following table summarizes our investments in real estate as of September 30, 2011:

	Book Value	Square Footage	Book Value per Square Foot

Rental properties	$5,000,700	13,590,125	$368
Less: accumulated depreciation	(710,580)
Rental properties, net	4,290,120

Construction in progress (“CIP”)/current value-added projects:
Active redevelopment	300,398	747,248	402
Active development	190,427	531,486	358
Projects in India and China	113,136	916,000	124
	603,961	2,194,734	275

Land/future value-added projects (1):
Land held for future development	452,732	11,715,000	39
Land undergoing preconstruction activities (additional CIP) (2)	538,437	2,456,000	219
	991,169	14,171,000	70

Investment in unconsolidated real estate entity	40,042	428,000	94

Investments in real estate, net	$5,925,292	30,383,859	$195

(1)                   In addition to assets included in our investments in real estate, net, we also hold options/rights for parcels supporting approximately 3.0 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet at Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) the right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

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

Summary of properties

The locations of our properties are diversified among a number of life science markets.  The following table sets forth the rentable square footage, number of properties, annualized base rent, and occupancy of our properties in each of our existing markets as of September 30, 2011 (dollars in thousands):

	Rentable Square Feet				Number of	Annualized	Occupancy
Markets	Operating	Redevelopment	Development	Total (1)	Properties	Base Rent(2)	Percentage (3)
California – San Diego	2,035,798	422,803	165,140	2,623,741	37	$62,924	93.4%
California – San Francisco	2,117,728	–	366,346	2,484,074	23	80,019	95.9
Greater Boston	3,280,873	177,662	–	3,458,535	38	122,033	94.2
NYC/New Jersey/Suburban Philadelphia	747,463	–	–	747,463	9	32,456	87.7
North Carolina – Research Triangle Park	809,847	30,000	–	839,847	13	17,810	95.7
Suburban Washington, D.C.	2,436,597	116,783	–	2,553,380	32	54,053	96.0
Washington – Seattle	937,205	–	–	937,205	11	33,620	97.1
Domestic markets	12,365,511	747,248	531,486	13,644,245	163	402,915	94.6
International (4)	1,069,651	–	–	1,069,651	5	8,591	91.8
Subtotal	13,435,162	747,248	531,486	14,713,896	168	$411,506	94.6%
Discontinued Operations/“Held for Sale”	154,963	–	–	154,963	3
Total	13,590,125	747,248	531,486	14,868,859	171

(1)          See “Current Value-Added Projects” for more information on projects in India and China.

(2)          Represents annualized base rent related to our operating rentable square feet.  Annualized base rent means the annualized fixed base rental amount in effect as of September 30, 2011 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(3)          Represents occupancy percentages related to our operating properties.  Occupancy in our operating properties and spaces undergoing redevelopment, as of September 30, 2011, was 89.3%.

(4)         Includes land and improvements subject to a ground lease with a tenant.

The following table presents trends in certain information regarding our asset base:

Selected Property Information	September 30, 2011	December 31, 2010	September 30, 2010
Number of properties	171	167	165
Rentable square feet:
Operating properties	13,590,125	12,427,499	11,688,137
Redevelopment properties	747,248	755,463	617,662
Development properties	531,486	475,818	561,929
Total	14,868,859	13,658,780	12,867,728
Occupancy of operating and redevelopment properties	89.3%	88.9%	89.3%
Occupancy of operating properties	94.6%	94.3%	94.0%
Annualized base rent per leased rentable square foot	$34.39	$33.95	$31.91

Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 1998 to 2010, and September 30, 2011, was approximately 89.3%.  Our average occupancy rate of operating properties as of December 31 of each year from 1998 to 2010, and September 30, 2011, was approximately 95.2%.

Current value-added projects

Active redevelopment and development projects

A key component of our business model is our value-added redevelopment and development projects. These projects are focused on providing high-quality, generic, and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry. Upon completion, each value-added project is expected to generate significant revenues and cash flows. Our redevelopment and development projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space. Our incremental investment in redevelopment projects for the conversion of non-laboratory space to laboratory space generally ranges from $75 to $175 per square foot depending on the nature of the existing building improvements and laboratory design. Development projects consist of the ground-up development of generic and reusable life science laboratory facilities. We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

Projects in India and China

Projects in India and China primarily represent development opportunities and projects primarily focused on life science laboratory space for our current client tenants and other life science relationship entities. These projects focus on real estate investments with targeted returns on investment greater than returns expected in the United States.

We capitalize project costs clearly related to construction, redevelopment, and development as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress. We also capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost is being incurred.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to these assets would be expensed as incurred. Expenditures for repair and maintenance are expensed as incurred.

Active redevelopment projects

As of September 30, 2011, we had approximately 747,248 rentable square feet undergoing redevelopment, as summarized in the table below:

	Redevelopment							Total Property
		Percentage (1)				Placed into	Estimated
Market/Property	RSF	Leased	Negotiated/ Committed	Mktg	Status	Redevelop- ment	In-Service Dates	RSF (2)

San Diego – Torrey Pines
11119 North Torrey Pines Road	81,816	20%	–	80%	Construction	2010	2012	81,816
3530/3350 John Hopkins Court	89,923	100%	–	–	Construction	2010	2012	206,981

San Diego – University Town Center
10300 Campus Point Drive	203,717	43%	47%	10%	Design/Construction	2011	2012/2013	373,070

San Diego – Sorrento Mesa
6275 Nancy Ridge Drive	47,347	31%	32%	37%	Design	2011	2012/2013	107,759

Greater Boston – Cambridge/Inner Sub.
400 Technology Square (3)	49,225	–	100%	–	Design/Permitting	2009	2012/2013	194,776
215 First Street (3)	15,392	100%	–	–	Construction	(4)	2011	366,669

Greater Boston – Rte 495/Worcester
20 Walkup Drive	113,045	–	–	100%	Construction	(5)	2011	113,045

Research Triangle Park
6101 Quadrangle Drive	30,000	74%	–	26%	Construction	2010	2011	30,000

Sub. Washington, D.C. – Rockville
15010 Broschart Road	11,077	37%	–	63%	Construction	2010	2011	38,203
9800 Medical Center Drive	79,579	–	97%	3%	Design/Permitting	2009	2012	281,475

Sub. Washington, D.C. – Gaithersburg
620 Professional Drive	26,127	–	–	100%	Design	2011	2012	26,127
Total	747,248	33%	32%	35%				1,819,921

(1)	The leased percentages represent the percentages of redevelopment rentable square feet and exclude both the occupied and vacant rentable square feet related to the operating portion of each building.
(2)

The operating portion of the properties aggregating 1,072,673 rentable square feet, including vacancy aggregating approximately 69,197 rentable square feet, is included in rental properties, net, and occupancy statistics for our operating properties. See “Summary of Properties.”

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

(5)	Represents a former single-tenant building undergoing redevelopment and repositioning for multi-tenant research and development use.

As of September 30, 2011, our estimated cost to complete was approximately $187 per rentable square foot, or $139.4 million in aggregate, for the 747,248 rentable square feet undergoing a permanent change in use to life science laboratory space through redevelopment.

Active development projects

As of September 30, 2011, we had five ground-up development projects in the United States approximating 531,486 rentable square feet of life science laboratory space as summarized in the table below.

	Development										Operating	Total Property
	Total	Leased		Negotiating/ Committed		Marketing			Building	Estimated In-Service	Leased/ Occupied
Market/Property	RSF	RSF	%	RSF	%	RSF	%	Leasing Status	Description	Dates	RSF	RSF

San Diego – University Town Center
4755 Nexus Center Drive	41,710	–	–	–	–	41,710	100%	Marketing	Single or Multi-Tenant Bldg.	2013	–	41,710

5200 Research Place	123,430	123,430	100%	–	–	–	–	100% Leased to Illumina, Inc.	Single-Tenant Bldg.	2012	–	123,430

San Francisco – Mission Bay
455 Mission Bay Boulevard	39,942	–	–	30,252	76%	9,690	24%	Leased, Negotiating, and Marketing	Multi-Tenant Bldg. with 4% Retail	2011	170,058	210,000
409/499 Illinois Street	219,007	–	–	–	–	219,007	100%	Marketing	Multi-Tenant Bldg. with 4% Retail	2012	234,249	453,256

San Francisco – South SF
400/450 East Jamie Court	107,397	17,358	16%	–	–	90,039	84%	Leased/ Marketing	Multi-Tenant Bldgs.	2011	54,603	162,000
Total	531,486	140,788	26%	30,252	6%	360,446	68%				458,910	990,396

As of September 30, 2011, our estimated cost to complete was approximately $170 per rentable square foot, or $90.3 million in aggregate, for the 531,486 rentable square feet undergoing ground-up development.  We generally will not commence new development projects for aboveground vertical construction of new laboratory space without first securing significant pre-leasing for such space.

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

Future redevelopment

In addition to properties undergoing redevelopment, as of September 30, 2011, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.4 million rentable square feet. These spaces are currently classified in rental properties, net.

The following table summarizes the components of our future value-added square footage as of September 30, 2011:

Markets	Land Held for Future Development	Land Undergoing Preconstruction Activities (additional CIP)	Total Land (1)	Investment in Unconsolidated Real Estate Entity	Future Redevelopment
California – San Diego	878,000	–	878,000	–	134,000
California – San Francisco/Mission Bay	290,000	–	290,000	–	–
California – San Francisco/So. San Francisco	1,195,000	–	1,195,000	–	65,000
Greater Boston	225,000	1,889,000	2,114,000	428,000	324,000
New York City	–	407,000	407,000	–	–
Suburban Washington, D.C.	1,096,000	–	1,096,000	–	466,000
Washington – Seattle	1,146,000	160,000	1,306,000	–	150,000
International	6,222,000	–	6,222,000	–	–
Other	663,000	–	663,000	–	258,000
Total	11,715,000	2,456,000	14,171,000	428,000	1,397,000

(1)                   In addition to assets included in our investment in real estate, net, we also hold options/rights for parcels supporting approximately 3.0 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

Lease expirations

The following table summarizes information with respect to lease expirations at our properties as of September 30, 2011:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage of Expiring Leases		Percentage of Aggregate Total Rentable Square Feet	Annualized Base Rent of Expiring Leases (per rentable square foot)
2011	23	(1)	572,337	(1)	4.3%	$31.18
2012	87		1,327,545		9.9	28.94
2013	77		1,302,557		9.7	29.02
2014	72		1,349,301		10.1	28.69
2015	53		1,173,173		8.8	32.96
2016	41		1,319,780		9.8	31.29
2017	21		873,749		6.5	34.20
2018	19		1,097,318		8.2	36.49
2019	8		399,205		3.0	35.60
2020	14		703,675		5.3	40.64

(1)                  Excludes two month-to-month leases for approximately 9,000 rentable square feet.  Of the 572,337 rentable square feet expiring in 2011, approximately 121,176 rentable square feet was leased as of, or subsequent to, September 30, 2011, and approximately 293,611 rentable square feet was targeted for redevelopment.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant accounting for more than 6.4% of our annualized base rent.  The chart below shows annualized base rent by tenant business type as of September 30, 2011:

The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of September 30, 2011 (dollars in thousands):

							Approximate	Percentage of		Percentage of	Investment Grade Entities (4)
		Number	Remaining Lease Term in Years				Aggregate Rentable	Aggregate Total Square	Annualized	Aggregate Annualized	Fitch	Moody’s	S&P	Education/
	Tenant	of Leases	(1)		(2)		Square Feet	Feet	Base Rent (3)	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	7	5.0		5.3		453,000	3.4%	$26,437	6.4%	AA	Aa2	AA-	–
2	Eli Lilly and Company	5	9.8		11.4		261,320	2.0	15,048	3.7	A+	A2	AA-	–
3	Roche Holding Ltd	5	6.0		6.3		387,813	2.9	14,833	3.6	AA-	A1	AA-	–
4	FibroGen, Inc.	1	12.1		12.1		234,249	1.7	14,318	3.5	–	–	–	–
5	Illumina, Inc.	1	20.1		20.1		346,581	2.6	13,260	3.2	–	–	–	–
6	United States Government	8	3.3		3.4		378,526	2.8	11,641	2.8	AAA	Aaa	AA+	–
7	Bristol-Myers Squibb Company	3	7.2		7.3		250,454	1.9	10,086	2.5	A+	A2	A+	–
8	GlaxoSmithKline plc	4	7.1		7.3		199,318	1.5	10,068	2.4	A+	A1	A+	–
9	Massachusetts Institute of Technology	3	3.3		3.0		178,952	1.3	8,154	2.0	–	Aaa	AAA	✓
10	NYU-Neuroscience Translational Research Institute	2	14.1		13.1		79,788	0.6	7,224	1.8	–	Aa3	AA-	–
11	Alnylam Pharmaceuticals, Inc. (4)	1	5.0		5.0		129,424	1.0	6,076	1.5	–	–	–	–
12	Gilead Sciences, Inc.	1	8.8		8.8		109,969	0.8	5,824	1.4	–	Baa1	A-	–
13	Amylin Pharmaceuticals, Inc.	3	4.3		3.4		168,308	1.3	5,747	1.4	–	–	–	–
14	Pfizer Inc.	2	11.2		5.7		115,765	0.9	5,451	1.3	A+	A1	AA	–
15	Theravance, Inc. (5)	2	7.6		8.0		150,330	1.1	5,355	1.3	–	–	–	–
16	The Scripps Research Institute	2	5.2		5.1		99,377	0.7	5,193	1.3	AA-	Aa3	–	✓
17	Quest Diagnostics Incorporated	2	5.3		5.3		280,113	2.1	4,989	1.2	BBB+	Baa2	BBB+	–
18	Forrester Research, Inc.	1	–	(7)	–	(7)	145,551	1.1	4,987	1.2	–	–	–	–
19	Infinity Pharmaceuticals, Inc.	2	3.3		3.3		67,167	0.5	4,382	1.1	–	–	–	–
20	The Regents of the University of California	2	9.6		9.7		92,666	0.7	4,104	1.0	AA+	Aa1	AA	✓
	Total/Weighted Average:	57	7.4		7.9		4,128,671	30.9%	$183,177	44.6%

(1)      Represents remaining lease term in years based on percentage of leased square feet.

(2)      Represents remaining lease term in years based on percentage of annualized base rent.

(3)      Annualized base rent means the annualized fixed base rental amount in effect as of September 30, 2011 (using rental revenue computed on a straight-line basis in accordance with GAAP).

(4)     Ratings obtained from each of the following rating agencies: Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.

(5)      As of June 30, 2011, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(6)      As of July 27, 2011, GlaxoSmithKline plc owned approximately 18% of the outstanding stock of Theravance, Inc.

(7)      As of October 2011, this office building was undergoing conversion into life science laboratory space through redevelopment.

Results of operations

As of September 30, 2011 and 2010, we owned 171 and 165 properties, respectively (the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented in the table on the following page shows significant changes in revenue and expenses from period to period.  In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented for the quarter periods (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active redevelopment and active development, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”).  Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.  For the nine months ended September 30, 2011 and 2010, our Same Properties consisted of 128 operating properties aggregating approximately 9.5 million rentable square feet.

Net operating income is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus loss on early extinguishment of debt, depreciation and amortization, interest expense, and general and administrative expense. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets.

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

Comparison of Three Months Ended September 30, 2011, to Three Months Ended September 30, 2010

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Revenues:
Rental – Same Properties	$74,884	$75,171	$(287)	–%
Rental – Non-Same Properties	31,276	14,396	16,880	117
Total rental	106,160	89,567	16,593	19

Tenant recoveries – Same Properties	26,236	25,134	1,102	4
Tenant recoveries – Non-Same Properties	8,556	4,045	4,511	112
Total tenant recoveries	34,792	29,179	5,613	19

Other income – Same Properties	21	36	(15)	(42)
Other income – Non-Same Properties	2,454	1,532	922	60
Total other income	2,475	1,568	907	58

Total revenues – Same Properties	101,141	100,341	800	1
Total revenues – Non-Same Properties	42,286	19,973	22,313	112
Total revenues	143,427	120,314	23,113	19

Expenses:
Rental operations – Same Properties	29,362	28,409	953	3
Rental operations – Non-Same Properties	13,246	4,745	8,501	179
Total rental operations	42,608	33,154	9,454	29

Net operating income
Net operating income – Same Properties	71,779	71,932	(153)	–
Net operating income – Non-Same Properties	29,040	15,228	13,812	91
Total net operating income	100,819	87,160	13,659	16

Other expenses:
General and administrative	10,297	8,042	2,255	28
Interest	14,273	16,078	(1,805)	(11)
Depreciation and amortization	39,652	31,758	7,894	25
Loss on early extinguishment of debt	2,742	1,300	1,442	111
Total other expenses	66,964	57,178	9,786	17
Income from continuing operations	$33,855	$29,982	$3,873	13%

Rental revenues

Total rental revenues for the three months ended September 30, 2011, increased by $16.6 million, or 19%, to $106.2 million, compared to $89.6 million for the three months ended September 30, 2010.  The increase was due to rental revenues from our Non-Same Properties, including four ground-up development projects that were completed and delivered after July 1, 2010, and nine operating properties that were acquired subsequent to July 1, 2010.

Tenant recoveries

Total tenant recoveries for the three months ended September 30, 2011, increased by $5.6 million, or 19%, to $34.8 million, compared to $29.2 million for the three months ended September 30, 2010.  Approximately $4.5 million of the increase was from increases in tenant recoveries from our Non-Same Properties, including four ground-up development projects that were completed and delivered after July 1, 2010, and nine operating properties that were acquired subsequent to July 1, 2010.  The remaining $1.1 million increase was from an increase in tenant recoveries from our Same Properties.  The increase in tenant recoveries at our Same Properties was primarily attributable to increases in rental operating expenses for our Same Properties of $1.0 million, the majority of which was recoverable from our tenants.  As of September 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2011, increased by $0.9 million, or 58%, to $2.5 million, compared to $1.6 million for the three months ended September 30, 2010.  The increase is primarily due to approximately $1.0 million in additional investment income realized in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Other income includes construction management fees and interest and investment income.

Rental operating expenses

Total rental operating expenses for the three months ended September 30, 2011, increased by $9.5 million, or 29%, to $42.6 million, compared to $33.2 million for the three months ended September 30, 2010.  Approximately $8.5 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including four ground-up development projects that were completed and delivered after July 1, 2010, and nine operating properties that were acquired subsequent to July 1, 2010.  The remaining $1.0 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repair and maintenance expenses.  The majority of the increase in total rental operating expenses was recoverable from tenants through tenant recoveries.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2011, increased by $2.3 million, or 28%, to $10.3 million, compared to $8.0 million for the three months ended September 30, 2010.  As a percentage of total revenues, general and administrative expenses remained consistent for the three months ended September 30, 2011 and 2010, at approximately 7% of total revenues.

Interest expense

Interest expense for the three months ended September 30, 2011, decreased by $1.8 million, or 11%, to $14.3 million compared to $16.1 million for the three months ended September 30, 2010, detailed as follows (in thousands):

	Three Months Ended September 30,
Interest expense	2011	2010	Change
Secured notes payable	$11,652	$12,493	$(841)
Unsecured line of credit and unsecured term loans	9,909	5,905	4,004
Interest rate hedge agreements	5,381	6,968	(1,587)
Unsecured convertible notes	1,812	5,586	(3,774)
Amortization of loan fees and other	2,185	1,834	351
Capitalized interest	(16,666)	(16,708)	42
Total interest expense	$14,273	$16,078	$(1,805)

The decrease in total interest expense of $1.8 million was due to a decrease in interest expense on our secured notes payable, unsecured convertible notes, and interest rate hedge agreements, and was partially offset by increases in interest expense on our unsecured line of credit and unsecured term loans.  Interest on our secured notes payable decreased primarily due to the repayments of seven secured notes payable approximating $84.9 million since September 30, 2010.  The decrease in interest expense on our interest rate hedge agreements was primarily due to the net reduction of effective interest rate swap agreements with notional amounts aggregating $178.5 million since September 30, 2010.  Interest on unsecured convertible notes decreased due to the retirement of substantially all $240 million of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”) during the year ended December 31, 2010, and repurchases of our 3.70% Unsecured Convertible Notes aggregating $299.9 million since September 2010.

The increase in interest expense on our unsecured line of credit and unsecured term loans was primarily attributable to an increase in the applicable margin on our unsecured line of credit and unsecured term loans, coupled with an increase in outstanding unsecured term loans from $750 million at September 30, 2010, to $1.0 billion at September 30, 2011.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit (see “Liquidity and Capital Resources - Principal Liquidity Needs - Interest Rate Hedge Agreements”).

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2011, increased by $7.9 million, or 25%, to $39.7 million, compared to $31.8 million for the three months ended September 30, 2010.  The increase resulted primarily from depreciation associated with four ground-up development projects that were completed and delivered after July 1, 2010, and nine operating properties that were acquired subsequent to July 1, 2010.

Loss on early extinguishment of debt

During the three months ended September 30, 2011, we recognized a loss on early extinguishment of debt of approximately $2.7 million related to the repurchases, in privately negotiated transactions, of approximately $121.1 million principal amount of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $122.8 million.  During the three months ended September 30, 2010, we recognized a loss on early extinguishment of debt of approximately $1.3 million related to the repurchase, in a privately negotiated transaction, of $7.1 million principal amount of our 8.00% Unsecured Convertible Notes for an aggregate price of approximately $12.8 million.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net, of $0.9 million for the three months ended September 30, 2011, reflects the results of operations of three properties classified as “held for sale” as of September 30, 2011 and an impairment charge of approximately $1.0 million related to a vacant 30,000 square foot property located in the suburbs of Boston, Massachusetts.  Income from discontinued operations, net, of $0.5 million for the three months ended September 30, 2010, reflects the results of operations of three properties classified as “held for sale” as of September 30, 2011.

In August 2011, we completed the sale of a land parcel in San Diego for an aggregate sales price of approximately $17.3 million at a gain of approximately $46,000.  The land parcel we sold during the three months ended September 30, 2011, did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  Accordingly, for the three months ended September 30, 2011, we classified the $46,000 gain on sale of land parcel below income from discontinued operations, net in the condensed consolidated income statements.

Comparison of Nine Months Ended September 30, 2011, to Nine Months Ended September 30, 2010

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenues:
Rental – Same Properties	$220,508	$220,519	$(11)	–%
Rental – Non-Same Properties	100,798	45,830	54,968	120
Total rental	321,306	266,349	54,957	21

Tenant recoveries – Same Properties	75,687	70,739	4,948	7
Tenant recoveries – Non-Same Properties	24,575	10,916	13,659	125
Total tenant recoveries	100,262	81,655	18,607	23

Other income – Same Properties	44	183	(139)	(76)
Other income – Non-Same Properties	4,151	3,372	779	23
Total other income	4,195	3,555	640	18

Total revenues – Same Properties	296,239	291,441	4,798	2
Total revenues – Non-Same Properties	129,524	60,118	69,406	115
Total revenues	425,763	351,559	74,204	21

Expenses:
Rental operations – Same Properties	84,106	79,793	4,313	5
Rental operations – Non-Same Properties	39,438	14,482	24,956	172
Total rental operations	123,544	94,275	29,269	31

Net operating income
Net operating income – Same Properties	212,133	211,648	485	–
Net operating income – Non-Same Properties	90,086	45,636	44,450	97
Total net operating income	302,219	257,284	44,935	17

Other expenses:
General and administrative	30,552	25,777	4,775	19
Interest	48,650	52,351	(3,701)	(7)
Depreciation and amortization	116,189	91,334	24,855	27
Loss on early extinguishment of debt	6,485	42,796	(36,311)	(85)
Total other expenses	201,876	212,258	(10,382)	(5)
Income from continuing operations	$100,343	$45,026	$55,317	123%

Rental revenues

Total rental revenues for the nine months ended September 30, 2011, increased by $55.0 million, or 21%, to $321.3 million, compared to $266.3 million for the nine months ended September 30, 2010.  The increase was due to rental revenues from our Non-Same Properties, including five ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.

Tenant recoveries

Total tenant recoveries for the nine months ended September 30, 2011, increased by $18.6 million, or 23%, to $100.3 million, compared to $81.7 million for the nine months ended September 30, 2010.  Approximately $13.7 million of the increase was from increases in tenant recoveries from our Non-Same Properties, including five ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.  The remaining $4.9 million increase was from an increase in tenant recoveries from our Same Properties.  The increase in tenant recoveries at our Same Properties was primarily attributable to increases in rental operating expenses for our Same Properties of $4.3 million, the majority of which was recoverable from our tenants.  As of September 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2011, and the nine months ended September 30, 2010 of $4.2 million and $3.6 million, respectively, includes construction management fees and interest and investment income.  As a percentage of total revenues, other income for the nine months ended September 30, 2011, remained consistent with the nine months ended September 30, 2010, at approximately 1% of total revenues.

Rental operating expenses

Total rental operating expenses for the nine months ended September 30, 2011, increased by $29.3 million, or 31%, to $123.5 million, compared to $94.3 million for the nine months ended September 30, 2010.  Approximately $25.0 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including five ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.  The remaining $4.3 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repair and maintenance expenses.  The majority of the increase in total rental operating expenses was recoverable from tenants through tenant recoveries.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2011, increased by $4.8 million, or 19%, to $30.6 million, compared to $25.8 million for the nine months ended September 30, 2010.  As a percentage of total revenues, general and administrative expenses for the nine months ended September 30, 2011 and 2010 remained consistent at approximately 7% of total revenues.

Interest expense

Interest expense for the nine months ended September 30, 2011, decreased by $3.7 million, or 7%, to $48.7 million compared to $52.4 million for the nine months ended September 30, 2010, detailed as follows (in thousands):

	Nine Months Ended September 30,
Interest expense	2011	2010	Change
Secured notes payable	$35,274	$38,261	$(2,987)
Unsecured line of credit and unsecured term loans	26,959	15,260	11,699
Interest rate hedge agreements	16,121	23,570	(7,449)
Unsecured convertible notes	8,303	27,447	(19,144)
Amortization of loan fees and other	6,898	6,005	893
Capitalized interest	(44,905)	(58,192)	13,287
Total interest expense	$48,650	$52,351	$(3,701)

The decrease in total interest expense of $3.7 million was due to a decrease in interest expense on our secured notes payable, interest rate hedge agreements, and unsecured convertible notes, and was partially offset by increases in interest expense on our unsecured line of credit and unsecured term loans, coupled with lower capitalized interest for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The decrease in interest expense on our interest rate hedge agreements was primarily due to the net reduction of effective interest rate swap agreements aggregating $178.5 million since September 30, 2010.  Interest on unsecured convertible notes decreased due to the retirement of substantially all $240 million of our 8.00% Unsecured Convertible Notes during the year ended December 31, 2010, and repurchases of approximately $299.9 million of our 3.70% Unsecured Convertible Notes since September 2010.

The increase in interest expense on our unsecured line of credit and unsecured term loans was primarily attributable to an increase in the applicable margin on our unsecured line of credit and term loans, coupled with an increase in the total outstanding balance on our unsecured term loans from $750 million at September 30, 2010 to $1.0 billion at September 30, 2011.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit (see “Liquidity and Capital Resources - Principal Liquidity Needs - Interest Rate Hedge Agreements”).  Capitalized interest decreased by $13.3 million, primarily due to the delivery of three ground-up development projects during the year ended December 31, 2010, including 308,000 rentable square feet at the Alexandria Center™ for Life Science – New York City science park in New York City during the three months ended December 31, 2010, as well as the sales of land parcels in Mission Bay, San Francisco, which resulted in a reduction of our preconstruction square footage by approximately 2.0 million in the three months ended December 31, 2010.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2011, increased by $24.9 million, or 27%, to $116.2 million, compared to $91.3 million for the nine months ended September 30, 2010.  The increase resulted primarily from depreciation associated with five ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.

Loss on early extinguishment of debt

During the nine months ended September 30, 2011, we recognized losses on early extinguishment of debt of approximately $6.5 million, composed of an aggregate loss of $5.2 million related to the repurchases, in privately negotiated transactions, of approximately $217.1 million principal amount of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $221.4 million, and a $1.2 million loss related to the write-off of unamortized loan fees upon the early repayment of $500 million of our 2012 Unsecured Term Loan.  During the nine months ended September 30, 2010, we recognized a loss on early extinguishment of debt of approximately $42.8 million, composed of an approximate $41.5 million loss recognized in June 2010 and an approximate $1.3 million loss recognized in July 2010 related to the retirement of substantially all $240 million aggregate principal of our 8% Unsecured Convertible Notes.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net, of $0.5 million for the nine months ended September 30, 2011, reflects the results of operations of three properties classified as “held for sale” as of September 30, 2011 and an impairment charge of approximately $1.0 million related to a vacant 30,000 square foot property located in the suburbs of Boston, Massachusetts.  Income from discontinued operations, net, of $2.0 million for the nine months ended September 30, 2010 reflects the results of operations of three properties classified as “held for sale” as of September 30, 2011.

In August 2011, we completed the sale of a land parcel in San Diego for an aggregate sales price of approximately $17.3 million at a gain of approximately $46,000.  The land parcel we sold during the nine months ended September 30, 2011 did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  Accordingly, for the nine months ended September 30, 2011, we classified the $46,000 gain on sale of land parcel below income from discontinued operations, net in the condensed consolidated income statements.

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

•                  Maintain diverse sources of capital, including sources from net cash flows, unsecured debt, secured debt, selective asset sales, joint ventures, perpetual preferred stock, and common stock;

•                  Reduce outstanding unsecured convertible debt;

•                  Manage the amount of debt maturing in a single year;

•                  Refinance outstanding medium term variable rate bank debt with longer term fixed rate debt;

•      Utilize additional interest rate hedge and/or cap agreements to mitigate variable interest rate risk;

•                  Maintain adequate liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured line of credit;

•                  Maintain available borrowing capacity under our unsecured line of credit in excess of 50% of the total commitments of $1.5 billion, except temporarily as necessary;

•                  Fund preferred stock and common stock dividends from net cash provided by operating activities; and

•                  Retain net positive cash flows after payment of dividends for reinvestment in acquisitions and/or redevelopment and development projects.

Sources and Uses of Capital

We expect that our principal liquidity needs for the period from October 1, 2011, through December 31, 2012, will be satisfied by the following multiple sources of capital as shown in the table below (amounts in thousands). For the three months ended December 31, 2011, and for the year ended December 31, 2012, we expect to have significant capital requirements, including amounts shown in the table below.  There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources of Capital for Fourth Quarter 2011 Through Fourth Quarter 2012	4Q11 through 4Q12
Cash and cash equivalents as of September 30, 2011	$73,056
Restricted cash as of September 30, 2011	27,929
Net cash provided by operating activities	310,000	(1)
Asset sales	112,000	(2)
Availability under our $1.5 billion unsecured line of credit as of September 30, 2011	686,000
Extended 2011 maturity date of secured loan into 2012	76,000	(3)
New unsecured term loan (see footnote (4) below)	450,000
Unsecured senior notes	TBD	(5)
Total	$1,734,985

	Three Months Ended December 31,		Year Ended December 31,
Uses of Capital	2011		2012
Acquisitions	$20,000		$–
Construction:
Redevelopment projects	62,000		148,000
Development projects	20,000		147,000
Projects in India and China	21,000		62,000
Preconstruction and other projects	16,000		16,000
Secured notes payable principal repayments	78,766	(3)	12,676
Unsecured convertible note principal repayments	–		84,801
2012 Unsecured Term Loan principal repayment	–		250,000	(4)
Preferred stock dividends	7,089		28,357
Common stock dividends	29,110		116,439
Total	$253,965	(3)	$865,273	(4)

(1)             Represents net cash provided by operating activities for the nine months ended September 30, 2011, multiplied by 167.7% in order to estimate net cash provided by operating activities for the fourth quarter 2011 through fourth quarter 2012.

(2)             In light of current market conditions, we expect to implement a more aggressive asset disposition strategy, beyond estimated asset sales in this table, to provide capital for reinvestment into our business.

(3)             Amount includes a $76 million secured bank loan.  We extended the 2011 maturity date of this loan into 2012 and are in discussions for an additional 3-5 year extension.

(4)             Our 2012 Unsecured Term Loan matures in October 2012.  We are currently negotiating a new unsecured term loan with a target amount between $400 and $500 million.  The proceeds of this new loan will be used initially to reduce outstanding balances on our unsecured line of credit.  Ultimately, a portion of these proceeds will provide funds to repay our 2012 Unsecured Term Loan.

(5)             Amount and timing of issuance of unsecured bonds will be subject to the debt capital market environment.

Principal liquidity needs

Acquisitions

In June 2011, we acquired 285 Bear Hill Road, a 26,270 rentable square foot office property located in the Greater Boston market, for approximately $3.9 million.  We plan to begin the redevelopment of this property into life science laboratory space in the three months ended December 31, 2011.

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

Dispositions

In August 2011, we sold a parcel of land located in San Diego, California for approximately $17.3 million at a gain of $46,000.  The buyer is expected to construct a building with approximately 249,000 rentable square feet, representing a sale price of approximately $70 per rentable square foot.

Capital expenditures, tenant improvements, and leasing costs

Estimated spending on capital expenditures and tenant improvements

The following table summarizes our estimated capital expenditures, excluding capitalized interest, for the three months ended December 31, 2011, and for the year ended December 31, 2012 (in thousands):

	Three Months Ended December 31, 2011	Year ended December 31, 2012
Current value-added projects:
Redevelopment	$62,000	$148,000
Development	20,000	147,000
Projects in India and China	21,000	62,000
Total current value-added projects	103,000	357,000

Future value-added projects – preconstruction and other projects	16,000	16,000
Total	$119,000	$373,000

Current Value-Added Projects

Redevelopment capital expenditures represent estimated capital expenditures related to the rentable square feet undergoing active redevelopment, as well as capital expenditures related to future redevelopment projects.

Development capital expenditures primarily represent estimated capital expenditures related to rentable square feet undergoing active development, as well as capital expenditures related to other development projects.

Capital expenditures related to projects in India and China represent estimated capital expenditures related to development opportunities and projects primarily focused on life science laboratory space for our current client tenants and other life science relationship entities in India and China.

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

Other

Other capital expenditures represent estimated capital expenditures related to property-related tenant improvements, recurring capital expenditures, and other project costs (excluding costs related to the redevelopment and development of a property).  These amounts include payments for property-related capital expenditures and tenant improvements that are recoverable from our tenants.  As of September 30, 2011, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as heavy-duty heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing).  Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants.  In addition, we maintain an active preventive maintenance program at each of our properties to minimize capital expenditures.

Year-to-date spending on capital expenditures and tenant improvements

As of September 30, 2011, our investments in real estate, net, aggregated approximately $5.9 billion, including approximately $604.0 million of construction in progress related to various redevelopment and development projects and projects in India and China, and approximately $538.4 million of construction in progress related to future value-added projects (land undergoing pre-construction activities).  As of September 30, 2011, our estimated cost to complete our redevelopment and development projects was approximately $139.4 million and $90.3 million, respectively.  Our final costs for these projects will ultimately depend on many factors, including construction and infrastructure requirements for each tenant and final lease negotiations.

The following table summarizes the components of our total capital expenditures for the nine months ended September 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Redevelopment projects	$96,417	$48,280
Development projects	83,899	171,525
Projects in India and China	56,126	56,097
Total current value-added projects	236,442	275,902

Preconstruction projects	31,201	31,819
Tenant improvements, recurring capital expenditures, and other project costs	34,935	19,727
Total capital expenditures	$302,578	$327,448

We capitalize project costs clearly related to the construction, redevelopment, and development of a real estate project as a cost of the project. Indirect project costs such as construction administration, legal fees, and office costs that clearly relate to projects under construction, redevelopment, and development are also capitalized as a cost of the project. We capitalize project costs only during periods in which activities necessary to prepare an asset for its intended use are in progress.  Capitalized interest for the nine months ended September 30, 2011 and 2010, of approximately $44.9 million and $58.2 million, respectively, is included in the table above summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to construction, redevelopment, and development projects, including projects in India and China, aggregating approximately $10.6 million and $11.1 million for the nine months ended September 30, 2011 and 2010, respectively. Such costs are also included in the table above.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost is being incurred.  Indirect project costs, including personnel, construction administration, legal fees, and office costs that clearly relate to projects under construction, are capitalized during the period in which activities necessary to prepare the asset for its intended use take place.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repair and maintenance are expensed as incurred.  Fluctuations in our redevelopment, development, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in construction, redevelopment, and development activities, without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $5.5 million for the nine months ended September 30, 2011.

As detailed in the table on the previous page, for the nine months ended September 30, 2011 and 2010, we paid property-related tenant improvements, recurring capital expenditures, and other project costs aggregating approximately $34.9 million and $19.7 million, respectively.  As of September 30, 2011, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as heavy-duty heating, ventilation, and air conditioning (“HVAC”) systems maintenance and/or replacement, roof replacement, and parking lot resurfacing).  Capital expenditures fluctuate in any given period due to the nature, extent, and timing of improvements required and the extent to which they are recoverable from our tenants.  In addition, we maintain an active preventive maintenance program at each of our properties to minimize capital expenditures.

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

	Nine Months Ended September 30,
	2011	2010
Capital expenditures:
Major capital expenditures	$461	$215
Recurring capital expenditures	$1,395	$857
Square feet in asset base	13,251,608	11,849,832
Per rentable square foot:
Major capital expenditures	$0.03	$0.02
Recurring capital expenditures	$0.11	$0.07

Tenant improvements and leasing costs:
Re-tenanted space
Tenant improvements and leasing costs	$1,351	$1,346
Re-tenanted square feet	299,430	251,955
Per rentable square foot	$4.51	$5.34
Renewal space
Tenant improvements and leasing costs	$3,166	$2,796
Renewal square feet	866,285	767,667
Per rentable square foot	$3.66	$3.64

Except for leasing costs, the amounts in the table above are included in the $34.9 million and $19.7 million of total “Tenant improvements, recurring capital expenditures, and other project costs” for the nine months ended September 30, 2011 and 2010, respectively, in the total capital expenditures table on the previous page.

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

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the nine months ended September 30, 2011 and 2010, were approximately $36.5 million and $20.6 million, respectively, of which approximately $8.9 million and $5.7 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Contractual obligations and commitments

Contractual obligations as of September 30, 2011, consisted of the following (in thousands):

		Payments by Period
	Total	2011	2012-2013		2014-2015	Thereafter

Secured notes payable (1) (2)	$761,793	$78,766	$65,899		$238,380	$378,748
Unsecured Credit Facility (3)	814,000	–	–		814,000	–
2012 Unsecured Term Loan (4)	250,000	–	250,000		–	–
2016 Unsecured Term Loan (5)	750,000	–	–		–	750,000
Unsecured convertible notes (1)	85,051	–	84,801		250	–
Estimated interest payments on fixed rate and hedged variable rate debt (6)	277,731	18,282	120,858		58,457	80,134
Estimated interest payments on variable rate debt (7)	124,145	7,691	60,375		49,142	6,937
Ground lease obligations	561,551	1,989	15,942		15,376	528,244
Other obligations	29,353	264	23,333	(8)	1,738	4,018
Total	$3,653,624	$106,992	$621,208		$1,177,343	$1,748,081

(1)    Amounts represent principal amounts due and exclude unamortized discounts reflected on the condensed consolidated balance sheets.

(2)    Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.7 million, of which approximately $20.9 million matures in 2014.  Amount also includes a $76 million secured loan maturing in December 2011.  We extended the 2011 maturity date of this loan into 2012 and are in discussions for an additional 3-5 year extension.  See “Secured Notes Payable” for additional information.

(3)    The maturity date of our unsecured line of credit is January 2015, assuming we exercise our sole right to extend the maturity twice by an additional six months.  See “Unsecured Credit Facility” for additional information.

(4)    Our 2012 Unsecured Term Loan matures in October 2012. We are currently negotiating a new unsecured term loan with a target amount between $400 and $500 million.  The proceeds of this new loan will be used initially to reduce outstanding balances on our unsecured line of credit.  Ultimately, a portion of these proceeds will provide funds to repay our 2012 Unsecured Term Loan.

(5)    Our 2016 Unsecured Term Loan matures in June 2016, assuming we exercise our sole right to extend the maturity by one year.

(6)    Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(7)    The interest payments on variable rate debt were calculated based on the interest rates in effect as of September 30, 2011.

(8)    Includes our share, approximately $21.1 million, of a secured note payable due in 2012 held by our unconsolidated real estate entity.

During the nine months ended September 30, 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Convertible Notes aggregating approximately $217.1 million at an aggregate cash price of approximately $221.4 million.  As of September 30, 2011, approximately $84.3 million in principal was outstanding, net of approximately $0.5 million of unamortized discount.  See additional information under Note 6 to our condensed consolidated financial statements regarding our ability to redeem the notes, the ability of the holders to require us to repurchase the notes, and circumstances under which the holders may convert the notes.

As of September 30, 2011, approximately 49% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Interest Rate Hedge Agreements.”  The remaining 51% of our debt is unhedged variable rate debt based primarily on one-month LIBOR.

Ground lease obligations as of September 30, 2011, include leases for 22 of our properties and two land development parcels.  These lease obligations have remaining lease terms from 22 to 95 years, excluding extension options.

In addition, as of September 30, 2011, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $172.9 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $60.6 million for certain investments over the next six years.

2016 Unsecured Term Loan

In February 2011, we entered into a $250 million unsecured term loan.  In June 2011, we amended this $250 million unsecured term loan (as amended, the “2016 Unsecured Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the amended unsecured term loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Term Loan as of September 30, 2011, was 1.65%.  Under the 2016 Unsecured Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility.  The 2016 Unsecured Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Term Loan from $750 million to $250 million.  As a result of this early repayment, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

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

In January 2011, we entered into a Third Amendment to our Prior Credit Agreement. The Third Amendment amended the Prior Credit Agreement to, among other things, increase permitted borrowings under our unsecured line of credit from $1.15 billion to $1.5 billion, and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility will bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Unsecured Credit Facility agreement.  The Applicable Margin for LIBOR borrowings outstanding under the revolving credit facility was 2.3% as of September 30, 2011. The Applicable Margin for the LIBOR borrowings under the 2012 Unsecured Term Loan was 0.7% as of September 30, 2011.

Under the Third Amendment, the maturity date for the unsecured line of credit will be January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the 2012 Unsecured Term Loan is October 2012.

As of September 30, 2011, we had outstanding borrowings of $814 million, representing 54% of total borrowing capacity, under our $1.5 billion unsecured line of credit and $250 million outstanding under our 2012 Unsecured Term Loan.  The weighted average interest rate, including the impact of our interest rate swap agreements, for our Unsecured Credit Facility was approximately 3.25% as of September 30, 2011.

The requirements and actual results as of September 30, 2011, of the financial covenants under the Unsecured Credit Facility and 2016 Unsecured Term Loan are as follows:

Covenant	Requirement	Actual at September 30, 2011
Leverage ratio	Less than or equal to 60.0%	36%

Unsecured leverage ratio	Less than or equal to 60.0%	38%

Fixed charge coverage ratio	Greater than or equal to 1.50	2.4 (1)

Unsecured debt yield	Greater than or equal 12.00%	14.2%

Minimum book value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011	$3.3 billion

Secured debt ratio	Less than or equal to 40.0%	10%

(1)                   This ratio represents the fixed charge coverage ratio for the trailing 12 months.  The fixed charge coverage ratio for the current quarter annualized was approximately 2.5.

In addition, the terms of the agreements restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured term loans for developments, land, and encumbered and unencumbered assets.  The terms of the agreements also limit our ability to pay distributions to our shareholders in excess of the greater of 1) 95% of consolidated Funds From Operations (as defined in the Third Amendment) for the preceding four quarters and 2) the minimum amount sufficient to permit us to maintain our qualification as a REIT for federal income tax purposes or the amount necessary to avoid the payment of federal or state income or excise tax.  In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or event of default exists.  As of September 30, 2011, and December 31, 2010, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  We expect to continue meeting the requirements of our debt covenants in the short term and long term.  However, in the event of an economic slowdown, crisis in the credit markets, or rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.  Additionally, we may be required to reduce our outstanding borrowings under our credit facility and unsecured term loans in order to maintain compliance with one or more covenants.

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

The following table summarizes our interest rate hedge agreements as of September 30, 2011 (dollars in thousands):

Transaction Date	Effective Date	Termination Date	Interest Pay Rate	Notional Amount	Fair Value
December 2006	December 29, 2006	March 31, 2014	4.990%	$50,000	$(5,529)
October 2007	October 31, 2007	September 30, 2012	4.546	50,000	(2,087)
October 2007	October 31, 2007	September 30, 2013	4.642	50,000	(4,190)
October 2007	July 1, 2008	March 31, 2013	4.622	25,000	(1,575)
October 2007	July 1, 2008	March 31, 2013	4.625	25,000	(1,576)
December 2006	November 30, 2009	March 31, 2014	5.015	75,000	(8,340)
December 2006	November 30, 2009	March 31, 2014	5.023	75,000	(8,355)
December 2006	December 31, 2010	October 31, 2012	5.015	100,000	(5,057)
Total					$(36,709)

We are currently evaluating additional interest rate hedge and/or interest rate cap agreements and expect to further mitigate interest rate risk related to LIBOR based debt.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc., form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of September 30, 2011, the largest aggregate notional amount with an individual counterparty was $175 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of September 30, 2011, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $36.7 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For the nine months ended September 30, 2011 and 2010, approximately $16.1 million and $23.6 million, respectively, was reclassified from accumulated other comprehensive loss to interest expense.  During the next 12 months, we expect to reclassify approximately $20.4 million from accumulated other comprehensive loss to interest expense.

Secured notes payable

Secured notes payable as of September 30, 2011, consisted of 16 notes secured by 43 properties.  Our secured notes payable generally require monthly payments of principal and interest and had weighted average interest rates of approximately 5.95% as of September 30, 2011. Noncontrolling interests’ share of secured notes payable aggregated approximately $21.7 million as of September 30, 2011.  At September 30, 2011, our secured notes payable were composed of approximately $760.1 million and $0.8 million of fixed and variable rate debt, respectively.

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

Dividends

During the nine months ended September 30, 2011, we paid dividends on our common stock aggregating approximately $77.8 million.  Also, during the nine months ended September 30, 2011, we paid dividends on our 8.375% series C cumulative redeemable preferred stock and our 7.00% series D cumulative convertible preferred stock aggregating approximately $8.2 million and $13.1 million, respectively.

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

Sources of capital

Cash and cash equivalents

As of September 30, 2011, we had approximately $73.1 million of cash and cash equivalents.

Restricted cash

As of September 30, 2011, and December 31, 2010, restricted cash was composed of the following (in thousands):

	September 30, 2011	December 31, 2010
Funds held in trust under the terms of certain secured notes payable	$17,445	$20,035
Funds held in escrow related to construction projects	5,648	5,902
Other restricted funds	4,836	2,417
Total	$27,929	$28,354

Cash flows

The following table summarizes our net cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$185,841	$162,452	$23,389
Net cash used in investing activities	$(601,346)	$(342,558)	$(258,788)
Net cash provided by financing activities	$397,329	$220,289	$177,040

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$185,841	$162,452	$23,389
Changes in assets and liabilities	28,961	20,940	8,021
Net cash provided by operating activities before changes in assets and liabilities	$214,802	$183,392	$31,410

Net cash provided by operating activities for the nine months ended September 30, 2011, increased by $23.4 million, or 14.4%, to $185.8 million compared to $162.5 million, for the nine months ended September 30, 2010.  Net cash provided by operating activities before changes in assets and liabilities for the nine months ended September 30, 2011, increased by $31.4 million, or 17.1%, to $214.8 million as compared to $183.4 million for the nine months ended September 30, 2010.  The increase resulted primarily from an increase in cash net operating income at our same properties, completed and leased redevelopment space, and increased cash revenues from nine operating properties that were acquired subsequent to January 1, 2010.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of September 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.  Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 1998 to 2010, and September 30, 2011 was approximately 89.3%.  Our average occupancy rate of operating properties as of December 31 of each year from 1998 to 2010, and September 30, 2011, was approximately 95.2%.

Net cash used in investing activities for the nine months ended September 30, 2011, was $601.3 million, compared to $342.6 million for the nine months ended September 30, 2010. The increase in net cash used in investing activities for the nine months ended September 30, 2011, is due primarily to the acquisition of one property in three months ended June 30, 2011.

Net cash provided by financing activities for the nine months ended September 30, 2011 increased by $177.0 million, to $397.3 million, compared to $220.3 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, proceeds from our common stock offering and borrowings from our unsecured line of credit and our 2016 Unsecured Term Loan aggregating approximately $2.4 billion were partially offset by principal reductions of secured notes payable and our unsecured line of credit, the repurchase of certain of our 3.70% Unsecured Convertible Notes, and deferred financing costs paid totaling approximately $1.9 billion.  Additionally, for the nine months ended September 30, 2011, we paid dividends on our common and preferred stock of approximately $99.1 million.  For the nine months ended September 30, 2010, proceeds from our common stock offerings and borrowings from our unsecured line of credit and our 2012 Unsecured Term Loan aggregating approximately $797.3 million were partially offset by principal reductions of secured notes payable and our unsecured line of credit, payment on exchange of our 8.00% Unsecured Convertible Notes, and the repurchase of certain of our 8.00% Unsecured Convertible Notes and totaling approximately $497.2 million.  Additionally, for the nine months ended September 30, 2010, we paid dividends on our common and preferred stock of approximately $69.8 million.

Unsecured Line of Credit

We use our line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  In the future, we may elect to increase commitments under our line of credit by up to an additional $300 million.  As of September 30, 2011, we had $686 million available under our $1.5 billion unsecured line of credit.

Property dispositions

During the three months ended September 30, 2011, a vacant 30,000 rentable square foot operating property, located in the suburbs of Boston, Massachusetts, met the criteria for classification as “held for sale.”  We recognized an impairment charge of approximately $1.0 million in the three months ended September 30, 2011, to adjust the carrying value to the estimated fair value less costs to sell.  In October 2011, we sold the property for approximately $2.9 million, representing a sale price of approximately $97 per rentable square foot.

In August 2011, we sold a parcel of land located in San Diego, California, for approximately $17.3 million at a gain of $46,000.  The buyer is expected to construct a building with approximately 249,000 rentable square feet, representing a sale price of approximately $70 per rentable square foot.

As of September 30, 2011, we had three properties classified as “held for sale.” During Nine Months 2010, we sold one property at an aggregate contract price of approximately $11.8 million.

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

Inflation

As of September 30, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured term loans.

Funds from Operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper (the “White Paper”) and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Although FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions (see “Liquidity and Capital Resources – Sources of Capital – Cash Flows” for information regarding these measures of cash flow).

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,662	$22,235	$75,013	$22,467
Add:
Depreciation and amortization (1)	39,990	32,009	117,060	92,089
Net income attributable to noncontrolling interests	966	920	2,833	2,785
Net income attributable to unvested restricted stock awards	278	217	818	502
Subtract:
Gain on sales of property (2)	(46)	–	(46)	(24)
FFO attributable to noncontrolling interests	(933)	(1,053)	(3,031)	(3,190)
FFO attributable to unvested restricted stock awards	(647)	(491)	(1,837)	(1,090)
Subtotal	64,270	53,837	190,810	113,539
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	4	25	16	7,779
Amounts attributable to unvested restricted stock awards	–	–	–	(26)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of assumed conversion and dilutive securities	$64,274	$53,862	$190,826	$121,292

(1)          Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)          Gain on sales of property for Nine Months 2011 relates to the disposition of a land parcel.  Gain on sales of property for Nine Months 2010 relates to the disposition of one operating property.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on, September 30, 2011, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loans, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $7.3 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured term loans, after considering the effect of our interest rate hedge agreements in effect on September 30, 2011, would increase annual future earnings by approximately $7.3 million.  A 1% increase in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would decrease their aggregate fair values by approximately $38.0 million at September 30, 2011.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $33.9 million at September 30, 2011.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on September 30, 2011.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of September 30, 2011, would decrease their fair value by approximately $8.9 million.

Foreign currency risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of September 30, 2011, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $0.2 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.2 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, foreign currency exchange rates do not always move in such a manner and actual results may differ materially.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson.
10.2	Third Amended and Restated Executive Employment Agreement, dated as of October 25, 2011, between the Company and Stephen A. Richardson.
11.1	Computation of Per Share Earnings (included in Note 2 to the Condensed Consolidated Financial Statements).
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited), (ii) Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2011 and 2010 (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2011.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)