Form 10-K
period 2011-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2012-02-21
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $4.7 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2011.

As of February 17, 2012, the registrant had outstanding 62,031,040 shares of Common Stock.

Documents Incorporated By Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 21, 2012.

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

•                  potential  defaults on national debt by certain countries;

•                  potential  and further downgrades of the credit ratings of the federal, state, and foreign governments, or their perceived creditworthiness;

•                  concerns regarding the European debt crisis and market perception concerning the instability of the euro;

•                  failure of the United States government to agree on a debt ceiling or deficit reduction plan;

•                  potential  further downgrades of the credit ratings of major financial institutions, or their perceived creditworthiness;

•                  financial, banking, and credit market conditions;

•                  the seizure or illiquidity of credit markets;

•                  failure to meet market expectations for our financial performance;

•                  our inability to obtain capital (debt, construction financing, and/or equity) or refinance debt maturities;

•                  our inability to comply with financial covenants in our debt agreements;

•                  our failure to maintain our current investment grade credit ratings;

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

•                  government interference with healthcare system and negative impact on our tenants;

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

•                  certain ownership interests outside the United States that subject us to different or greater risks than those associated with our domestic operations; and

•                  fluctuations in foreign currency exchange rates.

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

ITEM 1. BUSINESS

General

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and preeminent REIT, and leading life science real estate company, focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, medical device, product, and service entities and government agencies.  Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multifaceted platform of internal and external growth. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.

As of December 31, 2011, we had 173 properties aggregating approximately 15.3 million rentable square feet, composed of approximately 13.6 million rentable square feet of operating properties, approximately 818,020 rentable square feet undergoing active development and approximately 919,857 rentable square feet undergoing active redevelopment.  Our operating properties were approximately 95% leased as of December 31, 2011.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

2011 highlights

Improved credit profile and market access

Over the past several years, we successfully completed important steps in order to enhance our ability to access the debt capital markets on favorable terms, including (1) retiring certain debt, (2) amending our unsecured line of credit and unsecured bank term loans to increase the amount available and extend the maturity dates, (3) deleveraging our balance sheet, (4) generating significant cash flows from the completion and occupancy of key development and redevelopment projects from our non-income producing assets, and (4) reducing outstanding debt with the sale of land parcels in Mission Bay, San Francisco, California, for $278 million. We have also strived to maintain and improve the key strengths of our balance sheet and business, which include, among others, balance sheet liquidity, diverse and creditworthy tenant base, well located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.

In July 2011, the Company received investment grade ratings from two major rating agencies.  Receipt of our investment grade ratings was a significant milestone for us that we believe will provide long-term value to our stockholders.  This important development provides us access to the investment grade unsecured debt market and allows us to continue to pursue our long-term capital, investment, and operating strategies.  We expect that issuance of investment grade unsecured notes will allow us to transition from bank debt financing to unsecured notes, from variable rate debt to fixed rate debt, and from medium-term debt to long-term debt.

	Year Ended December 31,
Credit Metrics (2)	2011	2010
Net debt to Adjusted EBITDA	7.1x	7.4x
Net debt to gross assets (1)	37%	39%
Fixed charge coverage ratio	2.7x	2.2x
Interest coverage ratio	3.4x	2.7x
Unencumbered net operating income as a percentage of total net operating income	69%	60%
Liquidity – unsecured line of credit availability and unrestricted cash (1)	$1.2 billion	$0.5 billion
Non-income producing assets as a percentage of gross real estate assets (1)	24%	24%

(1)	At end of period.
(2)

These metrics reflect certain non-GAAP financial measures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.

We expect to transition our balance sheet debt from short-term and medium-term bank debt to long-term unsecured fixed rate debt over the next several years. While this transition of bank debt is in process, we will utilize interest rate swap agreements to reduce our interest rate risk.  In December 2011, we executed interest rate swap agreements and reduced our unhedged variable rate debt exposure from 51% as of September 30, 2011, to 21% as of December 31, 2011.  We expect to keep our unhedged variable rate debt at approximately 20% or less of our total debt.

During 2011, we refinanced and extended debt maturities, significantly increasing our liquidity as of December 31, 2011. The following table summarizes our financing activities for the year ended December 31, 2011 (dollars in thousands):

		December 31, 2011
		Amount	Weighted Average
Key Debt Financings	Maturity Date	Outstanding	Interest Rate (2)	Date of Loan
2017 Unsecured Bank Term Loan	1/31/2017	$600,000	1.93%	December 2011
Refinancing of a secured loan	4/20/2014	76,000	2.29	December 2011
2016 Unsecured Bank Term Loan	6/30/2016	750,000	3.28	June 2011
Unsecured line of credit (1)	1/31/2015	370,000	2.59	January 2011
		$1,796,000	2.65%

(1)

Total commitments available for borrowing aggregate $1.5 billion under our unsecured line of credit. As of December 31, 2011, we had approximately $1.1 billion available for borrowing under our unsecured line of credit.

(2)	Represents the contractual interest rate as of the end of the period plus the impact of our interest rate swap agreements.

2017 Unsecured Bank Term Loan

In December 2011, we closed a $600 million unsecured bank term loan (the “2017 Unsecured Bank Term Loan”), which matures in January 2017, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2017 Unsecured Bank Term Loan bear interest at London Interbank Offered Rate (“LIBOR”) or a base rate specified in the loan agreement, plus in either case a specified margin.  The applicable margin for LIBOR borrowings under the 2017 Unsecured Bank Term Loan as of December 31, 2011, was 1.50%.  Our 2017 Unsecured Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this 2017 Unsecured Bank Term Loan were used to reduce outstanding borrowings on our unsecured line of credit.

Refinancing of secured loan

In December 2011, we extended the maturity date of a $76 million secured loan to April 2014.  As of December 31, 2011, the interest rate for this secured loan was 2.29%.

2016 Unsecured Bank Term Loan

In February 2011, we entered into a $250 million unsecured bank term loan.  In June 2011, we amended this $250 million unsecured bank term loan (as amended, the “2016 Unsecured Bank Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity date from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Bank Term Loan bear interest at LIBOR or a base rate specified in the loan agreement, plus in either case a specified margin.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Bank Term Loan as of December 31, 2011, was 1.65%.  The financial covenants were not amended and are identical to the financial covenants required under our existing unsecured credit facility.  The 2016 Unsecured Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this 2016 Unsecured Bank Term Loan were used to reduce outstanding borrowings on the 2012 Unsecured Bank Term Loan (defined below) from $750 million to $250 million.  As a result of this early repayment, in the three months ended June 30, 2011, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

Unsecured credit facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006, and May 2, 2007 (the “Prior Credit Agreement,” and as amended by the Third Amendment, the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain lenders. The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the unsecured line of credit from $1.15 billion to $1.5 billion, plus a $750 million unsecured bank term loan (the “2012 Unsecured Bank Term Loan” and, together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility bear interest at LIBOR or a base rate specified in the loan agreement, plus in either case a specified margin.  The applicable margin for LIBOR borrowings outstanding under our unsecured line of credit was 2.30% as of December 31, 2011.  The applicable margin for the LIBOR borrowings under the 2012 Unsecured Bank Term Loan was not amended in the Third Amendment and was 0.70% as of December 31, 2011.

Under the Third Amendment, the maturity date for the unsecured line of credit is January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date of the 2012 Unsecured Bank Term Loan is October 2012.  The Third Amendment modified certain financial covenants with respect to the Unsecured Credit Facility, including the fixed charge coverage ratio, secured debt ratio, leverage ratio, and minimum book value, and added covenants relating to an unsecured leverage ratio and unsecured debt yield.

Debt repayments

During 2011, we reduced the outstanding balance of our 3.70% unsecured convertible notes (“3.70% Unsecured Convertible Notes”), 2012 Unsecured Bank Term Loan, and various secured loans.  The following table outlines certain debt repayments for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
		Loss on Early
	Debt	Extinguishment
	Repayments	of Debt
Repurchase of 3.70% Unsecured Convertible Notes	$217,133	$5,237
Repayment of 2012 Unsecured Bank Term Loan	500,000	1,248
Secured loan repayments	55,677	–
	$772,810	$6,485

At the beginning of 2011, our strategy was to reduce a portion of the outstanding balance of the 3.70% Unsecured Convertible Notes. We were also focused on the refinancing of certain near term bank debt maturities, prior to engaging in the rating assessment process with certain rating agencies.  During the year ended December 31, 2011, we repurchased, in privately negotiated transactions, approximately $217.1 million of certain of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $221.4 million.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $5.2 million for the year ended December 31, 2011.  During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  We do not expect to recognize any gain or loss as a result of this repurchase. As of February 21, 2012, $1.0 million of our 3.70% Unsecured Convertible Notes remained outstanding.

Follow-on common stock offering

In May 2011, we completed a follow-on common stock offering to fund the purchase of 409 and 499 Illinois Street and to fund construction activities. We acquired 409 and 499 Illinois Street, a newly and partially completed 453,256 rentable square foot life science laboratory development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  The 409 Illinois Street property is a 241,659 rentable square foot tower that is 97% leased to a life science company through November 2023.  The 499 Illinois Street property is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.

Dispositions

In August 2011, we sold a parcel of land located in San Diego, California, for approximately $17.3 million at a gain of $46,000.  The buyer is expected to construct a building with approximately 249,000 rentable square feet, representing a sale price of approximately $70 per rentable square foot.

During the three months ended September 30, 2011, 13-15 DeAngelo Drive, a 30,000 rentable square foot property, located in the suburbs of Boston, Massachusetts, met the criteria for classification as “held for sale.”  This property had been occupied by a life science tenant through June 30, 2011.  Upon move out, a user of the building presented an offer for the purchase of the building in the three months ended September 30, 2011.  As a result, we recognized an impairment charge of approximately $1.0 million in the three months ended September 30, 2011, to adjust the carrying value to the estimated fair value less costs to sell.  In October 2011, we sold 13-15 DeAngelo Drive to that user for approximately $2.9 million, representing a sale price of approximately $97 per rentable square foot.

Acquisitions

In June 2011, we acquired 285 Bear Hill Road, a 26,270 rentable square foot office property located in the Greater Boston market, for approximately $3.9 million.  We commenced the redevelopment of this property into life science laboratory space during the three months ended December 31, 2011.  Based on our view of existing market conditions and certain assumptions, we expect to achieve a stabilized yield on a cash and United States generally accepted accounting principles (“GAAP”) basis for this property of approximately 8.0% and 8.6%, respectively.  Stabilized yield on cost is calculated as the quotient of net operating income and our investment in the property at stabilization (“Stabilized Yield”).

In April 2011, we acquired 409 and 499 Illinois Street, a newly and partially completed 453,256 rentable square foot life science laboratory development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  The 409 Illinois Street property is a 241,659 rentable square foot tower that is 97% leased to a life science company through November 2023.  The 499 Illinois Street property is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.  Based on our view of existing market conditions and certain assumptions at the time of the acquisition, we expect to achieve a Stabilized Yield on a cash and GAAP basis for this property in the range of 6.5% to 7.0% and 7.2% to 7.6%, respectively.

During the three months ended March 31, 2011, we acquired 4755 Nexus Center Drive, a newly and partially completed 45,255 rentable square foot development project located in University Town Center, San Diego, for approximately $7.4 million.  During the three months ended December 31, 2011, we leased 100% of this building to a biopharmaceutical company.  We expect to complete construction and deliver this property to the tenant during the three months ended September 30, 2012. We expect to achieve a Stabilized Yield on a cash and GAAP basis for this property of 7.0% and 7.7%, respectively.

Leasing

For the year ended December 31, 2011, we executed a total of 190 leases for approximately 3,407,000 rentable square feet at 87 different properties (excluding month-to-month leases), that represented the highest amount of rentable square feet leased in one year in the history of our Company.  Of this total, approximately 1,822,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space) and approximately 1,585,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 1,585,000 rentable square feet, approximately 993,000 rentable square feet were related to our development or redevelopment programs, and the remaining approximately 592,000 rentable square feet were related to previously vacant space.  Rental rates for these new or renewal leases (renewed/re-leased space) were on average approximately 4.2% higher on a basis calculated in accordance with GAAP than rental rates for the respective expiring leases.  Additionally, we granted tenant concessions, including free rent, averaging approximately 2.0 months with respect to the 3,407,000 rentable square feet leased during the year ended December 31, 2011. Approximately 64% of the number of leases executed during the year ended December 31, 2011, had no tenant concessions/free rent.

As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

Business objectives and strategies

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multifaceted platform of internal and external growth.  The key elements to our strategy are our consistent focus on high-quality assets and operations in the top life science cluster locations with our properties located adjacent to life science entities driving growth and technological advances within each cluster.  These adjacency locations are characterized by high barriers to entry and exit as well as limited supply of available space, and they represent highly desirable locations for tenancy by life science entities.  Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to attract new and leading life science client tenants and value-added real estate opportunities.

We focus our property operations and investment activities principally in the following life science markets:

•                  California – San Diego;

•                  California – San Francisco;

•                  Greater Boston;

•                  New York City/New Jersey/Suburban Philadelphia;

•                  North Carolina – Research Triangle Park;

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

Growth and core operating strategies

We continue to demonstrate the strength and durability of our core operations providing life science laboratory space to the broad and diverse life science industry.  Our internal growth has been consistent, as demonstrated by our same property net operating income (“NOI”) performance, high and relatively stable occupancy, and continuing improvement of cash flows from leasing activity.  In addition, we continue to focus on our external growth through the conversion of non-income-producing assets into income-producing assets, which results in cash flow contribution from ground-up development and from redevelopment of non-laboratory space into laboratory space.  We intend to selectively acquire properties that we believe provide long-term value to our stockholders. Our strategy for acquisitions will focus on the quality of the submarket locations, improvements, tenancy, and overall return. We believe the life science industry will remain keenly focused on adjacency locations to key innovation drivers in each major life science submarket. Owning and operating the best assets in the best adjacency locations provides the best upside potential and provides the most downside risk mitigation.  This being the case, we will also focus on adjacency locations that will deliver high cash flows, stability, and returns as we work to deliver the highest value to our stockholders.

We also intend to continue to focus on the completion and delivery of our existing active development projects aggregating approximately 818,020 rentable square feet and our existing active redevelopment projects aggregating approximately 919,857 rentable square feet. Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also continue to be very prudent with any future decisions to add new projects to our active ground-up developments.  Future ground-up development projects will likely require significant pre-leasing from high-quality and/or creditworthy entities.

We intend to transition our balance sheet debt from short-term and medium-term unsecured variable rate bank debt to long-term unsecured fixed rate debt.  We are focused on the recycling of non-core suburban assets into higher-value urban or central business district adjacency location assets and teaming with high-quality capital partners, as appropriate.  We expect sources of funds for construction activities and repayment of outstanding debt to be provided over several years by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of life science properties, as well as management of our balance sheet.  In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution by:

•                  maintaining significant liquidity through borrowing capacity under our unsecured line of credit and cash and cash equivalents;

•                  minimizing the amount of near term debt maturities in a single year;

•                  maintaining low to modest leverage;

•                  minimizing variable interest rate risk;

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

•                  selectively acquiring high-quality, life science properties in our target life science cluster markets at prices that enable us to realize attractive returns;

•                  selectively redeveloping existing office, warehouse, shell space, or newly acquired properties into generic life science laboratory space that can be leased at higher rental rates in our target life science cluster markets; and

•                  selectively developing properties in our target life science cluster markets.

Acquisitions

We seek to identify and acquire high-quality, life science properties in our target life science cluster markets.  Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy.  When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective property or properties, including:

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

•                  availability of land for future ground-up development of new life science laboratory space; and

•                  opportunities to redevelop existing space into higher rent, generic life science laboratory space.

Development

A key component of our long-term business model is ground-up development projects.  Our development strategy is primarily to pursue selective projects with significant pre-leasing where we expect to achieve appropriate investment returns and generally match a source of funds for this use.  Our ground-up development projects focus on investment in generic and reusable infrastructure, rather than tenant-specific improvements. As of December 31, 2011, we had six projects undergoing ground-up development approximating 818,020 rentable square feet of life science laboratory space.  We also have an embedded pipeline for future ground-up development approximating 17.9 million developable square feet.

Redevelopment

Another key component of our long-term business model is the redevelopment of existing office, warehouse, or shell space into generic life science laboratory space that can be leased at higher rates.  Our redevelopment strategy includes significant pre-leasing of certain projects prior to the commencement of the redevelopment where we expect to achieve appropriate investment returns and generally match a source of funds for this use.  As of December 31, 2011, we had 11 projects aggregating 919,857 rentable square feet undergoing active redevelopment.  In addition to properties undergoing redevelopment, as of December 31, 2011, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.0 million rentable square feet.

Tenants

As of December 31, 2011, we had 474 leases with a total of 388 tenants, and 69, or 40%, of our 173 properties were single-tenant properties.  Our three largest tenants accounted for approximately 13.6% of our aggregate annualized base rent, or approximately 6.4%, 3.6%, and 3.6%, respectively. None of our tenants represented more than 10% of total revenues for the year ended December 31, 2011.

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

Environmental matters

Under various environmental protection laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up contamination located on or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners used some of our properties for industrial and other purposes, so those properties may contain some level of environmental contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or may materially adversely affect our ability to sell, lease, or develop the real estate or to borrow using the real estate as collateral.

Some of our properties may have asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, some of our tenants routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous uses of those properties. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We require our tenants to comply with these environmental laws and regulations.   See “Item 1A. Risk Factors—We could be held liable for damages resulting from our tenants’ use of hazardous materials.”

Independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties, and do not generally include soil samplings, subsurface investigations, or an asbestos survey.  To date, these assessments have not revealed any material environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.  Nevertheless, it is possible that the assessments on our properties have not revealed all environmental conditions, liabilities, or compliance concerns. Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances, or regulations may impose material additional environmental liability.  See “Item 1A. Risk Factors —We could incur significant costs complying with environmental laws.”

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties. We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage, and industry practice.  In the opinion of management, the properties in our portfolio are currently adequately insured.  In addition, we have obtained earthquake insurance for certain properties located in the vicinity of active earthquake faults.  We also carry environmental remediation insurance and title insurance on our properties.  We obtain our title insurance policies generally when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property. See “Item 1A. Risk Factors—Our insurance may not adequately cover all potential losses.”

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The current charters of our Board of Director’s Audit, Compensation, and Nominating & Governance Committees, along with the Company’s corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-compliance (the “Business Integrity Policy”) are available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and New York Stock Exchange (“NYSE”) requirements.  Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations.  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2011, we had 212 full-time employees.  We believe that we have good relations with our employees.  We have adopted a Business Integrity Policy that applies to all of our employees.  Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

The global financial crisis, high structural unemployment, and other events or circumstances beyond the control of the Company, may adversely affect its industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary United States (“U.S.”) and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. From 2008 through 2010 significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline.  In 2011, the economy showed signs of improvement, but recovery has been slow and volatile.  Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions.  Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook. Additionally, job growth remains sluggish, and sustained high unemployment can further hinder economic growth.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition, and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our common shares. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro, the potential reintroduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business, results of operations, and financing.

As a result of the debt crisis with respect to countries in Europe, in particular most recently in Greece, Italy, Ireland, Portugal, and Spain, the euro area Member States created the European Financial Stability Facility (the “EFSF”) and the European Financial Stabilisation Mechanism (the “EFSM”) to provide funding to countries using the euro as their currency (the “Eurozone”) that are in financial difficulty and seek such support.

In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent financial stability mechanism, the European Stability Mechanism (the “ESM”), which will be activated by mutual agreement, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries after June 2013. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro, and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.

These concerns could lead to the reintroduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. Concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on the ability of the Company, its tenants, and its lenders to finance their respective businesses and access liquidity at acceptable financing costs, if at all.

Changes in laws, regulations, and financial accounting standards may adversely affect our reported results of operations.

As a response, in large part, to perceived abuses and deficiencies in current regulations believed to have caused or exacerbated the recent global financial crisis, legislative, regulatory, and accounting standard-setting bodies around the world are engaged in an intensive, wide-ranging examination and rewriting of the laws, regulations, and accounting standards that have constituted the basic playing field of global and domestic business for several decades.  In many jurisdictions, including the U.S., the legislative and regulatory response has included the extensive reorganization of existing regulatory and rule making agencies and organizations, and the establishment of new agencies with broad powers.  This reorganization has disturbed long-standing regulatory and industry relationships and established procedures.

The rule making and administrative efforts have focused principally on the areas perceived as contributing to the financial crisis, including banking, investment banking, securities regulation, and real estate finance, with spillover impacts on many other areas.  These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the U.S. at least since the wave of lawmaking, regulatory reform, and governmental reorganization that followed the Great Depression.

The global financial crisis and the aggressive governmental and accounting profession reaction thereto have occurred against a backdrop of increasing globalization and internationalization of financial and securities regulation that began prior to the financial crisis.  As a result of this ongoing trend, financial and investment activities previously regulated almost exclusively at a local or national level are increasingly being regulated, or at least coordinated, on an international basis, with national rule making and standard-setting groups relinquishing varying degrees of local and national control to achieve more uniform regulation and reduce the ability of market participants to engage in regulatory arbitrage between jurisdictions.  This globalization trend has continued, arguably with an increased sense of urgency and importance, since the financial crisis.

This high degree of regulatory uncertainty, coupled with considerable additional uncertainty regarding the underlying condition and prospects of global, domestic, and local economies, has created an unclear business environment that makes business planning and projections even more uncertain than is ordinarily the case for businesses in the financial and real estate sectors.

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement.  Changes in accounting standards and requirements, including the potential requirement that U.S. public companies prepare financial statements in accordance with international standards, proposed lease and investment property accounting standards, and the adoption of accounting standards likely to require the increased use of “fair value” measures, may have a significant effect on our financial results and on the results of our tenants, which would have a secondary impact upon us.  New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.

Although we have not been as directly affected by the wave of new legislation and regulation as banks and investment banks, we may also be adversely affected by new or amended laws or regulations, by changes in federal, state, or foreign tax laws and regulations, and by changes in the interpretation or enforcement of existing laws and regulations.  In the U.S., the financial crisis and continuing economic slowdown prompted a list of legislative, regulatory, and accounting profession responses.

The federal legislative response culminated in the enactment on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act contains far-reaching provisions that substantially revise, or provide for the revision of, long-standing, fundamental rules governing the banking and investment banking industries, and provide for the broad restructuring of the regulatory authorities in these areas.  The Dodd-Frank Act is expected to result in profound changes in the ground rules for financial business activities in the U.S.

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear.  Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rule making by regulatory authorities.  While we do not currently expect the Dodd-Frank Act to have a significant direct effect on us, the Dodd-Frank Act’s impact on us may not be known for an extended period of time.  The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable.  The Dodd-Frank Act is also expected to result in substantial changes and dislocations in the banking industry and the financial services sector in ways, for example, that could have significant consequences on the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, that are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry, may adversely affect our results of operations.

The enactment of the Dodd-Frank Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

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

Changes in the system for establishing U.S. accounting standards may result in adverse fluctuations in our asset and liability values and earnings, and may materially and adversely affect our reported results of operations.

Accounting for public companies in the U.S. has historically been conducted in accordance with GAAP as established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies.  The International Accounting Standards Board (“IASB”) is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards (“IFRS”).  IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.

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

The SEC has proposed the mandatory adoption of IFRS by U.S. public companies starting in 2015 or later, with early adoption permitted before that date.  It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted.  In addition, switching to a new method of accounting and adopting IFRS will be a complex undertaking.  We may need to develop new systems and controls based on the principles of IFRS.  Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain.

We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations.  Such evaluation cannot be completed, however, without more clarity regarding the specific proposed standards that will be adopted.  Until there is more certainty with respect to the standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.

Changes in financial accounting standards governing leases and investment properties may cause adverse unexpected fluctuations in our income and asset valuations, which could impact our compliance with debt covenants and adversely affect our reported results of operations.

In July 2011, the FASB and IASB (collectively, the “Boards”) reissued a joint proposal for a new standard for lease accounting by both lessors and lessees, which was first issued in August 2010.  The lease accounting proposal is anticipated to result in differences from existing GAAP.  Leases would no longer be classified as operating or capital leases and all leases would be recorded on balance sheets using a financing model, except for leases with terms of one year or less.  Lessees would no longer recognize lease expense on a straight-line basis, and rent expense might be higher in earlier periods of the lease term.  Reassessment of key considerations such as lease term or residual value guarantees would be required throughout the life of a lease.  The Boards have tentatively decided that lessors should apply a single approach to all leases and recognize a lease receivable and a residual asset for each lease, except for leases of one year or less or leases of investment property carried at fair value.  Certain lessors would be excluded from this accounting, including lessors meeting the definition of an investment property entity or investment company and would recognize investment properties at fair value with changes in fair value recognized in the consolidated statements of income.  Accordingly, the new guidance, if adopted as proposed, may impact key financial metrics, including those that serve or may serve as covenants for our outstanding debt.

In October 2011, the FASB proposed a new standard for entities that invest primarily in real estate properties and meet other criteria.  An entity that qualifies as an investment property entity (“IPE”) would measure real estate investment property at fair value, with changes in fair value reported in net income.  The proposed definition of an IPE requires meeting specific criteria, including (1) substantially all of the entity’s business activities are investing in real estate properties, (2) the express business purpose of the entity is to invest in real estate properties for total return, including capital appreciation, (3) ownership of the entity is represented by units of investment, in the form of equity or partnership interests, to which a portion of net assets are attributed, (4) there must be significant pooling of funds of investors unrelated to the IPE’s parent, if a parent exists, and (5) the entity must provide financial results about activities to investors.  The proposed definition of an IPE will likely evolve during the review of the proposed standard and therefore it is unclear today if the Company will qualify as an IPE.  If we do not meet the definition of an IPE, we may be required to evaluate if we will be subject to investment company accounting rules.  Investment companies are subject to fair value accounting and are expected to be excluded from the proposed lessor accounting in the paragraph above.  The proposal requires IPEs to recognize rental revenue when received or or when receivable pursuant to the contractual terms of the lease, thereby eliminating rental revenue recognition on a straight-line basis.  IPEs will not follow the proposed lessor accounting in the paragraph above.  The proposal requires an IPE to separately present on its financial statements (1) rental revenue from investment properties, (2) rental operating expenses from investment properties, (3) fair value of investment properties, and (4) debt related to investment properties.  The FASB’s proposal, if adopted, would represent a significant change from our current accounting model.  If we are required to record our investment properties at fair value, we may experience significant fluctuations in our results of operations from one reporting period to the next.

No dates have yet been proposed for finalizing the new lease and investment property guidance.  We are currently evaluating the impact of the adoption of the proposed lease accounting and investment property entity standards on our financial position and results of operations.  Such evaluation cannot be completed, however, without more clarity regarding the specific standards that will be adopted.  Until there is more certainty with respect to the standards to be adopted, users of our financial statements should consider that the proposed and anticipated standard could have a material adverse impact on our reported results of operations.

Changes in laws, regulations, and financial accounting standards applicable to our tenants may materially affect the terms of our leases and demand for our properties, and thereby cause adverse unexpected fluctuations in income and adversely affect our reported results of operations.

The lease accounting proposal issued by the Boards would eliminate operating lease accounting (except for leases with terms of one year or less), and all leases would be recorded on balance sheets using a financing model.  Tenants would no longer account for lease expense on a straight-line basis, and rent expense may be higher in earlier periods of the lease term.  Reassessment of key considerations such as lease term or residual value guarantees would be required throughout the life of a lease.  The proposed changes may have a significant impact on the structuring of new and renewal leases in the future.

For example, all other things being equal, lessees may negotiate for shorter-term leases or other features that would result in relatively lower recognition of balance sheet assets and liabilities related to leases.  Moreover, some lessees who decided to lease rather than purchase their premises to avoid recording the value of the property as an asset and the amount of an associated mortgage as a liability may in the future purchase rather than lease their premises if the standard is adopted as proposed.

Non-accounting legal developments affecting a significant portion of our tenant base could also have unforeseen, and potentially materially adverse, impacts on our business and results of operations.  For example, changes in tax rules regarding the treatment of research and development costs, and governmental incentives to life science companies to locate in particular geographic markets in the U.S. or in foreign jurisdictions, could systematically impact our tenants’ location decisions in favor of markets in the U.S. or in foreign jurisdictions in which we do not have a significant presence.

We are currently evaluating the impact of the adoption of the proposed lease accounting standard on our tenants’ financial positions and results of operations, as well as the likely impact on decisions to lease real estate.  Such evaluation cannot be completed, however, without more clarity regarding the specific standard that will be adopted.  Until there is more certainty with respect to the standard to be adopted and the impact thereof on our tenants, users of our financial statements should consider that the imposition of the lease accounting standard on our tenants could ultimately have a material adverse impact on our reported results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption for several years.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, and results of operations. Disruptions, uncertainty, or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or altogether, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond our control through ongoing extraordinary disruptions in the global economy and financial systems or other events.

We may not be able to obtain additional capital to further our business objectives.

Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital.  The real estate industry has recently experienced volatile debt and equity capital markets with periods of extreme illiquidity.  A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments.  An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments, and could otherwise adversely affect our business.  Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders.  Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

Possible future sales of shares of our common stock could adversely affect its market price.

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time.  Sales of substantial amounts of capital stock (including common stock issued upon the conversion of convertible debt securities, or the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock.

We have reserved a number of shares of common stock for issuance to our directors, officers, and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (sometimes referred to herein as our equity incentive plan).  As of December 31, 2011, a total of 1,178,441 shares of our common stock were reserved for issuance under our Amended and Restated 1997 Stock Award and Incentive Plan. As of December 31, 2011, options to purchase 3,500 shares of our common stock were outstanding, all of which were exercisable.  We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan.  In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act).  Affiliates will be able to sell shares of our common stock subject to restrictions under Rule 144.

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

•                  changes in our funds from operations (“FFO”) or earnings estimates;

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

•                  changes in our credit ratings;

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

Failure to meet market expectations for our financial performance will likely adversely affect the market price and volatility of our stock.

Our expected results may not be achieved, and actual results may differ materially from our expectations.  This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; changes in financing terms; negative developments in the operating results or financial condition of tenants, including, but not limited to, their ability to pay rent; our ability to re-lease space at similar rates as vacancies occur; our ability to timely reinvest sale proceeds at similar rates to assets sold; regulatory approval and market acceptance of the products and technologies of life science tenants; liability or contract claims by or against tenants; unanticipated difficulties and/or expenditures relating to future acquisitions; environmental laws affecting our properties; changes in rules or practices governing our financial reporting; and other legal and operational matters, including REIT qualification and key management personnel recruitment and retention.  Failure to meet market expectations, particularly with respect to funds from operations (“FFO”) per share, earnings per share, operating cash flows, and revenues, will likely result in a decline and/or increased volatility in the market price of our stock.

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

•                  we may be subject to a significant increase in the variable interest rates on our unsecured line of credit and unsecured bank term loans and certain other borrowings, which could adversely impact our operations; and

•                  the terms of our debt obligations may require a reduction in our distributions to stockholders.

As of December 31, 2011, we had outstanding mortgage indebtedness of approximately $724.3 million (net of $0.8 million discount), secured by 38 properties, and outstanding debt under our unsecured line of credit and unsecured bank term loans of approximately $2.0 billion.

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

As of December 31, 2011, we had approximately $2.8 billion in outstanding debt.  This debt may be unassumable by a potential purchaser of the Company and may be subject to significant prepayment penalties.

Adverse changes in our credit ratings could negatively affect our financing ability.

In July 2011, we received investment grade ratings from two major rating agencies.  Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur.  There can be no assurance that we will be able to maintain our current credit ratings.  In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which would in turn have a material adverse impact on our financial condition, results of operations, and liquidity.

We may not be able to borrow additional amounts through the issuance of unsecured bonds.

There is no assurance that we will be able to access the investment grade unsecured bond market on favorable terms while we maintain our investment grade ratings.  Our ability to borrow additional amounts through the issuance of unsecured bonds may be negatively impacted by periods of illiquidity in the bond market. Our inability to borrow additional amounts through the issuance of unsecured bonds will require us to borrow under variable rate or other arrangements and could delay or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business, cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

We may not be able to borrow additional amounts under our unsecured line of credit and unsecured bank term loans.

Aggregate unsecured borrowings under our unsecured line of credit and unsecured bank term loans are limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and the cost basis of certain of our land and construction projects and compliance with certain financial and non-financial covenants.  Borrowings under our unsecured line of credit and unsecured bank term loans are funded by a group of 57 banks.  Our ability to borrow additional amounts under our unsecured line of credit and unsecured bank term loans may be negatively impacted by a decrease in cash flows from our properties, a default or cross default under our unsecured line of credit and unsecured bank term loans, non-compliance with one or more loan covenants, and non-performance or failure of one or more lenders under our unsecured line of credit and unsecured bank term loans. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured line of credit or unsecured bank term loans.  Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured line of credit or unsecured bank term loans may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

Our unsecured line of credit and unsecured bank term loans restrict our ability to engage in some business activities.

Our unsecured line of credit and unsecured bank term loans contain customary negative covenants and other financial and operating covenants that, among other things:

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

These restrictions could cause us to default on our unsecured line of credit and unsecured bank term loans or negatively affect our operations and our ability to make distributions to our stockholders.

We could become highly leveraged, and our debt service obligations could increase.

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

Our unsecured line of credit, unsecured bank term loans, and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future.  Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt.  Additionally, increases in market interest rates may result in a decrease in the value of our real estate and decrease the market price of our common stock.  Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rulemaking proceedings. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodity Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available hedge counterparties to us.

The conversion rights of our convertible preferred stock may be detrimental to holders of common stock.

As of December 31, 2011, we had approximately $250 million outstanding of our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  Shares of Series D Convertible Preferred Stock may be converted into shares of our common stock subject to certain conditions.  As of December 31, 2011, the conversion rate for the Series D Convertible Preferred Stock was 0.2480 shares of our common stock per $25.00 liquidation preference, which was equivalent to a conversion price of approximately $100.81 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  In addition, on or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares.

The conversion of the Series D Convertible Preferred Stock for our common stock would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities.  Any adjustments that increase the conversion rate of the Series D Convertible Preferred Stock would increase their dilutive effect.  Further, the conversion rights by the holders of the Series D Convertible Preferred Stock might be triggered in situations in which we need to conserve our cash reserves, in which event, our election, under certain conditions, to repurchase such Series D Convertible Preferred Stock in lieu of converting it into common stock might adversely affect us and our stockholders.

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

Investments in real estate are relatively illiquid compared to other investments.  Accordingly, we may not be able to sell our properties when we desire or at prices acceptable to us in response to changes in economic or other conditions.  In addition, the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) limits our ability to sell properties held for less than two years.  These limitations on our ability to sell our properties may adversely affect our cash flows, our ability to repay debt, and our ability to make distributions to our stockholders.

If our revenues are less than our expenses, we may have to borrow additional funds, and we may not be able to make distributions to our stockholders.

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

•                  our financial condition and capital requirements;

•                  any decision to reinvest funds rather than to distribute such funds;

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

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our Board of Directors may determine in the future to pay dividends on our common stock in cash, shares of our common stock, or a combination of cash and shares of our common stock. The Internal Revenue Service issued Revenue Procedure 2010-12, which provides guidance regarding certain dividends payable in cash or stock at the election of stockholders and declared with respect to taxable years ending on or before December 31, 2011. Under Revenue Procedure 2010-12, a distribution of our stock pursuant to such an election will be considered a taxable distribution of property in an amount equal to the amount of cash that could have been received instead if, among other things, 10% or more of the distribution is payable in cash.  Any such dividend would be distributed in a manner intended to count toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction. A reduction in the cash yield on our common stock may negatively impact our stock price.

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

We may pursue selective acquisitions of properties in markets where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the markets, such as the risk that we do not correctly anticipate conditions or trends in a new market and are therefore not able to generate profit from the acquired property. If this occurs, it could adversely affect our financial position, results of operations, cash flows, or ability to make distributions to our stockholders, the trading price of our common stock, and our ability to satisfy our debt service obligations.

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

A key component of our long-term business model consists of the ground-up development and redevelopment of space for lease. Our success with our development and redevelopment projects depends on many risks that may adversely affect our business, including those associated with:

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

A key component of our long-term business model is redevelopment of existing office, warehouse, or shell space as generic life science laboratory space that can be leased at higher rates. There can be no assurance that we will be able to complete spaces undergoing redevelopment or initiate additional redevelopment projects.  Redevelopment activities subject us to many risks, including those related to delays in permitting, financing availability, engaging contractors, the availability and pricing of materials and labor, and other redevelopment uncertainties.  In addition, there can be no assurance that, upon completion, we will be able to successfully lease the space or lease the space at rental rates at or above the returns on our investment anticipated by our stockholders.

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

As of December 31, 2011, we held ground lease obligations that included leases for 21 of our properties and six land development parcels.  These lease obligations have remaining lease terms from 22 to 99 years, excluding extension options.  If we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease.  Upon expiration of a lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all.  The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flow, stock price, and ability to satisfy our debt service obligations and pay distributions to our stockholders.

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

•                  we may have to lease space at rates below our expectations;

•                  we may not be able to obtain financing on acceptable terms; and

•                  we may underestimate the cost of improvements required to maintain or improve space to meet standards established for the market position intended for that property.

If we encounter any of these risks, our business and our ability to make distributions to our stockholders could be adversely affected.

We may experience increased operating costs, which may reduce profitability.

Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties.  As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere.  If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair, and renovate our properties, which reduces our cash flows.

If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates, or deter existing tenants from relocating to properties owned by our competitors.

We face substantial competition in our target markets.

The significant competition for business in our target markets could have an adverse effect on our operations.  We compete for investment opportunities with:

•                  other REITs;

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

Our properties are located in the following markets:

•                  California – San Diego;

•                  California – San Francisco;

•                  Greater Boston;

•                  New York City/New Jersey/Suburban Philadelphia;

•                  North Carolina – Research Triangle Park;

•                  Suburban Washington, D.C.;

•                  Washington – Seattle; and

•                  International.

As a result of our geographic concentration, we depend upon the local economic and real estate conditions in these markets.  We are, therefore, subject to increased exposure (positive or negative) to economic, tax, and other competitive factors specific to markets in confined geographic areas.  Our operations may also be affected if too many competing properties are built in any of these markets.  An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to stockholders.  We cannot assure our stockholders that these markets will continue to grow or remain favorable to the life science industry.

We are largely dependent on the life science industry, and changes within the industry may adversely impact our revenues from lease payments and results of operations.

In general, our business and strategy is to invest primarily in properties used by tenants in the life science industry.  Our business could be adversely affected if the life science industry is impacted by the current economic, financial, and banking crisis or if the life science industry migrates from the U.S. to other countries.  Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments.  Also, some of our properties may be better suited for a particular life science industry tenant and could require modification before we are able to re-lease vacant space to another life science industry tenant.  Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed.

Many life science entities have completed mergers or consolidations.  Mergers or consolidations of life science entities in the future could reduce the amount of rentable square footage requirements of our client tenants and prospective tenants, which may adversely impact our revenues from lease payments and results of operations.

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, when our tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space.  Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.  As of December 31, 2011, leases at our properties representing approximately 9.5% and 9.8% of the aggregate total rentable square footage of our properties, excluding month-to-month leases, were scheduled to expire in 2012 and 2013, respectively.

High levels of regulation, expense, and uncertainty may adversely affect the life science industry as well as our tenants’ business, results of operations, and financial condition, which may adversely affect their ability to make rental payments to us and consequently, may materially adversely affect our business, results of operations, and financial condition.

Our life science industry tenants are subject to a number of risks unique to the life science industry, including the following, any one or more of which may adversely affect their ability to make rental payments to us and consequently, may materially adversely affect our business, results of operations, and financial condition:

•                  Our client tenants sell products and services in an industry that is characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, evolving industry standards, and uncertainty over the implementation of new healthcare reform legislation, which may cause them to lose competitive positions and adversely affect their operations.

•                  Some of our tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans.

•                  Some of our tenants depend on reimbursements from various government entities or private insurance plans, and reimbursements may decrease in the future.

•                  Some of our tenants may not be able to manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•                  Drugs that are developed and manufactured by some of our tenants require regulatory approval, including the approval of the U.S. Food and Drug Administration, prior to being made, marketed, sold, and used.  The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the use of substantial resources, and is often unpredictable.  A tenant may fail or experience significant delays in obtaining these approvals.

•                  Some of our tenants and their licensors require patent, copyright, or trade secret protection to develop, make, market, and sell their products and technologies.  A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies are not issued, or are successfully challenged, narrowed, invalidated, or circumvented by third parties, or if the tenant fails to obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies.

•                  A drug made by a tenant may not be well accepted by doctors and patients, may be less effective or accepted than a competitor’s drug, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, manufactured, and the requisite regulatory approvals are obtained.

•                  Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the life science industry; or federal, state, and local governments.  Such funding may become unavailable or difficult to obtain.  The ability of each tenant to raise capital will depend on its financial and operating condition and the overall condition of the financial, banking, and economic environment.

•                  Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies that are commercially useful in the discovery or identification of potential drug targets or drugs.

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

Our client tenant base includes entities in the pharmaceutical, biotechnology, medical device, life science, and related industries; academic institutions; government institutions; and private foundations. Our tenants base their research and development budgets on several factors, including the need to develop new products, the availability of governmental and other funding, competition, and the general availability of resources.

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

Additionally, our client tenants include research institutions whose funding is largely dependent on grants from government agencies such as the U.S. National Institutes of Health (“NIH”), the National Science Foundation, and similar agencies or organizations.  Government funding of research and development is subject to the political process, which is often unpredictable.  Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities.  Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities.  Any shift away from funding of life science research and development or delays surrounding the approval of government budget proposals may adversely impact our tenants’ operations, which in turn may impact their ability to make lease payments to us and thus adversely impact our results of operations.

The inability of a tenant to pay us rent could adversely affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases.  If our tenants, especially significant tenants, fail to make rental payments under their leases, our financial condition, cash flows, and ability to make distributions to our stockholders could be adversely affected.

As of December 31, 2011, we had 474 leases with a total of 388 tenants, and 69, or 40%, of our 173 properties were single-tenant properties.  Our three largest tenants accounted for approximately 13.6% of our aggregate annualized base rent, or approximately 6.4%, 3.6%, and 3.6%, respectively.  “Annualized base rent” means the annualized fixed base rental amount in effect as of December 31, 2011, using rental revenues calculated on a straight-line basis in accordance with GAAP.  Annualized base rent does not include reimbursements for real estate taxes, insurance, utilities, common area, and other operating expenses, substantially all of which are borne by the tenants in the case of triple net leases.

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

Government interference with the healthcare system may have a negative impact on our tenants.

Life science entities are subject to extensive government regulation and oversight both in the U.S. and foreign jurisdictions. The Food and Drug Administration (“FDA”) and comparable agencies in other jurisdictions directly regulate many critical activities of life science and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. In both domestic and foreign markets, sales of life science industry products depend, in part, on the availability and amount of reimbursement by third party payers, including governments and private health plans. Governments may regulate coverage, reimbursement and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third party payors of newly approved health care products. The U.S. and foreign governments regularly consider reform measures that affect health care coverage and costs. Such reforms may include changes to the coverage and reimbursement of our products. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenant’s businesses and our business.

Our U.S. government tenants may not receive annual budget appropriations, which could adversely affect their ability to pay us.

U.S. government tenants may be subject to annual budget appropriations.  If one of our U.S. government tenants fails to receive its annual budget appropriation, it might not be able to make its lease payments to us.  In addition, defaults under leases with federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws.  As of December 31, 2011, leases with U.S. government tenants at our properties accounted for approximately 2.8% of our aggregate annualized base rent.

We could be held liable for damages resulting from our tenants’ use of hazardous materials.

Many of our life science industry tenants engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds.  In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result.  This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders.

Together with our tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products.  Failure to comply with these laws and regulations, or changes in them, could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.

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

We may incur significant costs complying with environmental laws.

Federal, state, and local environmental laws and regulations may require us, as a current or prior owner or operator of real estate, to investigate and clean up hazardous or toxic substances or petroleum products released at or from any of our properties.  The cost of investigating and cleaning up contamination could be substantial and could exceed the amount of any insurance coverage available to us.  In addition, the presence of contamination, or the failure to properly clean it up, may adversely affect our ability to lease or sell an affected property, or to borrow funds using that property as collateral.

Under environmental laws and regulations, we may have to pay government entities or third parties for property damage and for investigation and cleanup costs incurred by those parties relating to contaminated properties regardless of whether we knew of or caused the contamination.  Even if more than one party was responsible for the contamination, we may be held responsible for all of the cleanup costs.  In addition, third parties may sue us for damages and costs resulting from environmental contamination or jointly responsible parties may contest their responsibility or be financially unable to pay their share of such costs.

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

The additional investigations have included, as appropriate:

•                  asbestos surveys;

•                  radon surveys;

•                  lead surveys;

•                  mold surveys;

•                  additional public records review;

•                  subsurface sampling; and

•                  other testing.

Nevertheless, it is possible that the assessments on our current properties have not revealed, and that assessments on future acquisitions will not reveal, all environmental liabilities.  Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants and that could have a material adverse effect on our business.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.

When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Some molds may produce airborne toxins or irritants.  Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria.  Indoor exposure to airborne toxins or irritants above certain levels may cause a variety of adverse health effects and symptoms, including allergic or other reactions.  As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation.  In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, and others if property damage or health concerns arise.

We could incur significant costs due to the financial condition of our insurance carriers.

We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more of the insurance companies that we hold policies with may be negatively impacted, resulting in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the costs of renewing our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.

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

Our tenants are also required to maintain comprehensive insurance, including liability and casualty insurance, that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them.  The availability of coverage against certain types of losses, such as from terrorism or toxic mold, has become more limited and, when available, carries a significantly higher cost. We cannot predict whether insurance coverage against terrorism or toxic mold will remain available for our properties because insurance companies may no longer offer coverage against such losses, or such coverage, if offered, may become prohibitively expensive.  Toxic mold has not presented any material problems at any of our properties.

We face possible risks associated with the physical effects of climate change.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for life science laboratory space at our properties or result in our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

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

As a result of any additional tax liability, we may need to borrow funds or liquidate certain investments in order to pay the applicable tax.  Accordingly, funds available for investment or distribution to our stockholders would be reduced for each of the years involved.

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

•                  selective acquisition, development, and redevelopment activities;

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

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control.  Changes to our business will necessitate ongoing changes to our internal control systems and processes.  Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations, and financial condition could be materially harmed, and we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures, and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional significant costs to remedy damages caused by such disruptions.

There are limits on the ownership of our capital stock under which a stockholder may lose beneficial ownership of its shares and that may delay or prevent transactions that might otherwise be desired by our stockholders.

In order for a company to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of its outstanding stock may be owned, directly or constructively, by five or fewer individuals or entities (as set forth in the Internal Revenue Code) during the last half of a taxable year. Furthermore, shares of the company’s outstanding stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year.

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

The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. A transfer of shares to a person who, as a result of the transfer, violates these limits, shall be void, or the shares shall be exchanged for shares of excess stock and transferred to a trust, for the benefit of one or more qualified charitable organizations designated by us. In that case, the intended transferee will have only a right to share, to the extent of the transferee’s original purchase price for such shares, in proceeds from the trust’s sale of those shares and will effectively forfeit its beneficial ownership of the shares.  These ownership limits could delay, defer, or prevent a transaction or a change in control that might involve a premium price for the holders of our common stock or that might otherwise be desired by such holders.

In addition to the ownership limit, certain provisions of our charter and bylaws may delay or prevent transactions that may be deemed to be desirable to our stockholders.

As authorized by Maryland law, our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock and to classify or reclassify unissued shares of common or preferred stock without any stockholder approval.  Our Board of Directors could establish a series of preferred stock that could delay, defer, or prevent a transaction that might involve a premium price for our common stock or for other reasons be desired by our common stockholders or that have a dividend preference that may adversely affect our ability to pay dividends on our common stock.

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

We have certain ownership interests outside the U.S. that may subject us to risks different from or greater than those associated with our domestic operations.

We have five operating properties and one ground-up development project in Canada as well as construction projects in Asia, with an aggregate gross investment in real estate of approximately $180.1 million and $185.4 million, respectively, as of December 31, 2011.  International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include but are not limited to:

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

•                  differences in languages, cultures, and time zones; and

•                  changes in applicable laws and regulations in the U.S. that affect foreign operations.

Although our international activities currently represent a relatively small portion of our overall business, these risks could increase in significance which, in turn, could have an adverse impact on our results of operations and financial condition.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies.

We have properties and operations in countries where the U.S. dollar is not the local currency and thus are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency.  A significant decrease in the value of the Canadian dollar, Indian rupee, Chinese yuan (renminbi), or other currencies in countries where we may have an investment could materially affect our results of operations.  We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest.  Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2011, we had 173 properties containing approximately 15.3 million rentable square feet of life science laboratory space.  Our operating properties were approximately 95% leased as of December 31, 2011.  The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry tenants. These improvements typically are generic to life science industry tenants rather than being specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry tenants. Generic infrastructure improvements to our life science properties typically include:

•                  reinforced concrete floors;

•                  upgraded roof loading capacity;

•                  increased floor to ceiling heights;

•                  heavy-duty HVAC systems;

•                  enhanced environmental control technology;

•                  significantly upgraded electrical, gas, and plumbing infrastructure; and

•                  laboratory benches.

As of December 31, 2011, we held a fee simple interest in each of our properties, except for 21 properties that accounted for approximately 21% of the total rentable square footage of our properties. Of the 21 properties, we held four properties in the San Francisco market, 13 properties in the Greater Boston market, one property in the New York City submarket, one property in the North Carolina — Research Triangle Park market, one property in the Suburban Washington, D.C. market, and one property in the International market pursuant to ground leasehold interests. See further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules.”

In addition, as of December 31, 2011, our asset base contained approximately 407,000 developable square feet in New York City and three land parcels aggregating approximately 2.0 million developable square feet in India, which we held pursuant to ground leasehold interests and two land parcels aggregating approximately 567,000 rentable square feet in China which we held pursuant to land usage rights.

As of December 31, 2011, we had 474 leases with a total of 388 tenants, and 69, or 40%, of our 173 properties were single-tenant properties.  Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2011:

•                  approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

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

Location of properties

The locations of our properties are diversified among a number of life science cluster submarkets.  The following table sets forth, as of December 31, 2011, the total rentable square footage, annualized base rent, and encumbrances of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet							% of
Markets	Operating	Develop- ment	Redevelop- ment	Total	% of Total	# of Properties	Annualized Base Rent (1)	Annualized Base Rent	Encum- brances (2)
California – San Diego	2,038,575	168,685	407,474	2,614,734	17.1%	35	$65,628	15.8%	$116,666
California – San Francisco	2,269,578	319,766	–	2,589,344	16.9	24	83,542	20.2	165,576
Greater Boston	3,124,818	303,143	329,438	3,757,399	24.5	39	117,080	28.3	244,636
NYC/New Jersey/Suburban Philadelphia	748,216	–	–	748,216	4.9	9	33,186	8.0	15,071
North Carolina – Research Triangle Park	822,919	–	18,060	840,979	5.5	13	17,787	4.3	–
Suburban Washington, D.C.	2,447,674	–	105,706	2,553,380	16.7	32	54,074	13.1	138,316
Washington – Seattle	887,824	–	59,179	947,003	6.2	11	33,527	8.1	44,040
Other non-cluster markets	61,002	–	–	61,002	0.4	2	763	0.2	–
Domestic markets	12,400,606	791,594	919,857	14,112,057	92.2	165	405,587	98.0	724,305
International	1,069,651	26,426	–	1,096,077	7.2	5	8,503	2.0	–
Subtotal	13,470,257	818,020	919,857	15,208,134	99.4	170	$414,090	100.0%	$724,305
Discontinued Operations/ “Held for Sale”	97,740	–	–	97,740	0.6	3
Total	13,567,997	818,020	919,857	15,305,874	100.0%	173

(1)

Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2011 (using rental revenue computed on a straight-line basis in accordance with GAAP). Represents annualized base rent related to our operating rentable square feet.

(2)

Certain properties are pledged as security under our secured notes payable as of December 31, 2011. See Schedule III – Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties, including encumbered properties.

Property listing

The following table provides certain information about our operating properties as of December 31, 2011 (dollars in thousands):

		Rentable Square Feet						Occupancy Percentage
						Number of	Annualized		Operating and
Address	Submarket	Operating	Development	Redevelopment	Total	Properties	Base Rent	Operating	Redevelopment
California San Diego
10931/10933 North Torrey Pines Road (1)	Torrey Pines	96,641	–	–	96,641	1	$2,969	99.5%	99.5%
10975 North Torrey Pines Road	Torrey Pines	44,733	–	–	44,733	1	1,638	100.0	100.0
11119 North Torrey Pines Road	Torrey Pines	–	–	72,245	72,245	1	–	N/A	–
3010 Science Park Road	Torrey Pines	74,557	–	–	74,557	1	3,215	100.0	100.0
3115/3215 Merryfield Row	Torrey Pines	158,645	–	–	158,645	2	7,098	100.0	100.0
3530/3550 John Hopkins Court & 3535/3565 General Atomics Court	Torrey Pines	117,058	–	98,320	215,378	4	2,997	91.7	49.8
10300 Campus Point Drive	University Town Center	260,197	–	189,562	449,759	1	9,591	100.0	57.9
4755/4757/4767 Nexus Center Drive (2)	University Town Center	132,330	45,255	–	177,585	3	4,914	100.0	100.0
5200 Illumina Way	University Town Center	346,581	123,430	–	470,011	1	13,260	100.0	100.0
9363/9373/9393 Towne Center Drive	University Town Center	111,513	–	–	111,513	3	3,337	100.0	100.0
9880 Campus Point Drive	University Town Center	71,510	–	–	71,510	1	2,774	100.0	100.0
5810-5820 Nancy Ridge Drive	Sorrento Mesa	87,298	–	–	87,298	1	1,715	100.0	100.0
5871 Oberlin Drive	Sorrento Mesa	33,817	–	–	33,817	1	878	100.0	100.0
6138-6150 Nancy Ridge Drive	Sorrento Mesa	56,698	–	–	56,698	1	1,586	100.0	100.0
6146/6166 Nancy Ridge Drive	Sorrento Mesa	51,273	–	–	51,273	2	1,008	87.4	87.4
6175/6225/6275 Nancy Ridge Drive	Sorrento Mesa	60,232	–	47,347	107,579	3	419	47.2	26.4
7330 Carroll Road	Sorrento Mesa	66,244	–	–	66,244	1	2,141	89.4	89.4
10505 Roselle Street & 3770 Tansy Street	Sorrento Valley	33,013	–	–	33,013	2	1,001	100.0	100.0
11025/11035/11045 Roselle Street	Sorrento Valley	65,910	–	–	65,910	3	1,035	72.4	72.4
3985 Sorrento Valley Boulevard	Sorrento Valley	60,545	–	–	60,545	1	1,557	100.0	100.0
13112 Evening Creek Drive	I-15 Corridor	109,780	–	–	109,780	1	2,495	100.0	100.0
California - San Diego		2,038,575	168,685	407,474	2,614,734	35	$65,628	96.4%	80.3%

California - San Francisco

1500 Owens Street

Mission Bay

158,267

–

–

158,267

1

$

6,721

93.8

%

93.8

%

1700 Owens Street

Mission Bay

157,340

–

–

157,340

1

6,962

97.5

97.5

455 Mission Bay Boulevard

Mission Bay

210,000

–

–

210,000

1

7,850

92.4

92.4

409/499 Illinois Street

Mission Bay

234,249

219,007

–

453,256

2

14,318

100.0

100.0

249 E. Grand Avenue

South San Francisco

129,501

–

–

129,501

1

5,084

100.0

100.0

341/343 Oyster Point Blvd

South San Francisco

107,960

–

–

107,960

2

1,961

100.0

100.0

400/450 East Jamie Court

South San Francisco

62,548

100,759

–

163,307

2

1,743

100.0

100.0

500 Forbes Boulevard

South San Francisco

155,685

–

–

155,685

1

5,540

100.0

100.0

600/630/650 Gateway Boulevard

South San Francisco

150,960

–

–

150,960

3

3,798

91.0

91.0

681 Gateway Boulevard

South San Francisco

126,971

–

–

126,971

1

6,161

100.0

100.0

7000 Shoreline Court

South San Francisco

136,393

–

–

136,393

1

4,084

100.0

100.0

901/951 Gateway Boulevard

South San Francisco

170,244

–

–

170,244

2

5,355

88.3

88.3

2425 Garcia Ave & 2400/2450 Bayshore Pky

Peninsula

98,964

–

–

98,964

1

3,224

96.4

96.4

2625/2627/2631 Hanover Street (3)

Peninsula

32,074

–

–

32,074

1

1,335

100.0

100.0

3165 Porter Drive

Peninsula

91,644

–

–

91,644

1

3,929

100.0

100.0

3350 W. Bayshore Road

Peninsula

60,000

–

–

60,000

1

1,531

100.0

100.0

75 & 125 Shoreway Road

Peninsula

82,815

–

–

82,815

1

1,864

92.3

92.3

849/863 Mitten Road & 866 Malcolm Road

Peninsula

103,963

–

–

103,963

1

2,082

99.3

99.3

California - San Francisco

2,269,578

319,766

–

2,589,344

24

$

83,542

96.7

%

96.7

%

(1)        Includes 9,741 and 14,030 rentable square feet targeted for redevelopment in 2012 and 2013, respectively.

(2)        Includes 67,050 rentable square feet targeted for redevelopment in 2012.

(3)        Includes 32,074 rentable square feet targeted for redevelopment in 2012.

		Rentable Square Feet						Occupancy Percentage
						Number of	Annualized		Operating and
Address	Submarket	Operating	Development	Redevelopment	Total	Properties	Base Rent	Operating	Redevelopment
Greater Boston
100 Technology Square	Cambridge/Inner Suburbs	255,441	–		255,441	1	$17,640	100.0%	100.0%
200 Technology Square	Cambridge/Inner Suburbs	177,101	–	–	177,101	1	10,264	100.0	100.0
300 Technology Square	Cambridge/Inner Suburbs	175,609	–	–	175,609	1	10,422	99.4	99.4
400 Technology Square	Cambridge/Inner Suburbs	–	–	212,123	212,123	1	–	N/A	–
500 Technology Square	Cambridge/Inner Suburbs	184,207	–	–	184,207	1	10,022	98.4	98.4
600 Technology Square	Cambridge/Inner Suburbs	128,224	–	–	128,224	1	4,363	99.6	99.6
700 Technology Square	Cambridge/Inner Suburbs	48,930	–	–	48,930	1	1,753	94.2	94.2
161 First Street	Cambridge/Inner Suburbs	46,356	–	–	46,356	1	1,812	99.5	99.5
167 Sidney Street	Cambridge/Inner Suburbs	26,589	–	–	26,589	1	1,392	100.0	100.0
215 First Street	Cambridge/Inner Suburbs	366,719	–	–	366,719	1	10,887	90.9	90.9
225 Binney Street	Cambridge/Inner Suburbs	–	303,143	–	303,143	1	–	N/A	N/A
300 Third Street	Cambridge/Inner Suburbs	131,963	–	–	131,963	1	6,575	100.0	100.0
480 Arsenal	Cambridge/Inner Suburbs	140,744	–	–	140,744	1	4,549	100.0	100.0
500 Arsenal Street	Cambridge/Inner Suburbs	93,516	–	–	93,516	1	3,584	100.0	100.0
780/790 Memorial Drive	Cambridge/Inner Suburbs	98,497	–	–	98,497	2	6,554	96.9	96.9
79/96 Charlestown Navy Yard	Cambridge/Inner Suburbs	24,940	–	–	24,940	1	–	–	–
99 Erie Street	Cambridge/Inner Suburbs	27,960	–	–	27,960	1	594	42.3	42.3
100 Beaver Street	Rte 128	82,330	–	–	82,330	1	2,093	88.2	88.2
285 Bear Hill Road	Rte 128	–	–	26,270	26,270	1	–	N/A	–
19 Presidential Way	Rte 128	128,325	–	–	128,325	1	3,398	100.0	100.0
29 Hartwell Avenue	Rte 128	59,000	–	–	59,000	1	2,049	100.0	100.0
3 Preston Court	Rte 128	30,000	–	–	30,000	1	184	22.1	22.1
35 Hartwell Avenue	Rte 128	46,700	–	–	46,700	1	1,650	100.0	100.0
35 Wiggins Avenue	Rte 128	48,640	–	–	48,640	1	724	100.0	100.0
44 Hartwell Avenue	Rte 128	26,828	–	–	26,828	1	1,105	100.0	100.0
45-47 Wiggins Avenue	Rte 128	38,000	–	–	38,000	1	1,114	100.0	100.0
60 Westview Street	Rte 128	40,200	–	–	40,200	1	1,147	100.0	100.0
6-8 Preston Court	Rte 128	54,391	–	–	54,391	1	553	84.0	84.0
111 Forbes Boulevard	Rte 495/Worcester	58,280	–	–	58,280	1	261	28.6	28.6
130 Forbes Boulevard	Rte 495/Worcester	97,566	–	–	97,566	1	871	100.0	100.0
155 Fortune Boulevard	Rte 495/Worcester	36,000	–	–	36,000	1	806	100.0	100.0
20 Walkup Drive	Rte 495/Worcester	–	–	91,045	91,045	1	–	N/A	–
30 Bearfoot Road	Rte 495/Worcester	60,759	–	–	60,759	1	2,765	100.0	100.0
306 Belmont Street	Rte 495/Worcester	78,916	–	–	78,916	1	1,139	100.0	100.0
350 Plantation Street	Rte 495/Worcester	11,774	–	–	11,774	1	173	100.0	100.0
377 Plantation Street	Rte 495/Worcester	92,711	–	–	92,711	1	2,082	85.1	85.1
381 Plantation Street	Rte 495/Worcester	92,423	–	–	92,423	1	2,162	100.0	100.0
One Innovation Drive	Rte 495/Worcester	115,179	–	–	115,179	1	2,393	93.6	93.6
Greater Boston		3,124,818	303,143	329,438	3,757,399	39	$117,080	93.9%	85.0%

NYC/New Jersey/Suburban Philadelphia
450 E. 29th Street	Midtown Manhattan	309,141	–	–	309,141	1	$24,447	99.0%	99.0%
100 Phillips Parkway	Bergen County	78,501	–	–	78,501	1	2,221	100.0	100.0
102 Witmer Road	Pennsylvania	50,000	–	–	50,000	1	3,345	100.0	100.0
200 Lawrence Road	Pennsylvania	111,451	–	–	111,451	1	1,254	100.0	100.0
210 Welsh Pool Road	Pennsylvania	59,415	–	–	59,415	1	946	100.0	100.0
5100 Campus Drive	Pennsylvania	21,782	–	–	21,782	1	-	-	-
701 Veterans Circle	Pennsylvania	35,155	–	–	35,155	1	735	100.0	100.0
702 Electronic Drive	Pennsylvania	40,171	–	–	40,171	1	238	42.5	42.5
279 Princeton Road	Princeton	42,600	–	–	42,600	1	-	-	-
NYC/New Jersey/Suburban Philadelphia		748,216	–	–	748,216	9	$33,186	87.9%	87.9%

North Carolina – Research Triangle Park
100 Capitola Drive	Research Triangle Park	65,992	–	–	65,992	1	$978	95.8%	95.8%
108/110/112/114 Alexander Road	Research Triangle Park	158,417	–	–	158,417	1	4,954	100.0	100.0
2525 E. NC Highway 54	Research Triangle Park	81,580	–	–	81,580	1	1,655	100.0	100.0
5 Triangle Drive	Research Triangle Park	32,120	–	–	32,120	1	824	100.0	100.0
601 Keystone Park Drive	Research Triangle Park	77,395	–	–	77,395	1	1,306	100.0	100.0
6101 Quadrangle Drive	Research Triangle Park	12,083	–	18,060	30,143	1	227	100.0	40.1
7 Triangle Drive	Research Triangle Park	96,626	–	–	96,626	1	2,879	100.0	100.0
7010/7020/7030 Kit Creek	Research Triangle Park	133,654	–	–	133,654	3	2,395	85.3	85.3
800/801 Capitola Drive	Research Triangle Park	120,197	–	–	120,197	2	1,901	83.8	83.8
555 Heritage Drive	Palm Beach	44,855	–	–	44,855	1	668	88.6	88.6
North Carolina – Research Triangle Park		822,919	–	18,060	840,979	13	$17,787	94.3%	92.3%

		Rentable Square Feet						Occupancy Percentage
						Number of	Annualized		Operating and
Address	Submarket	Operating	Development	Redevelopment	Total	Properties	Base Rent	Operating	Redevelopment
Suburban Washington, D.C.
12301 Parklawn Drive	Rockville	49,185	–	–	49,185	1	$1,024	100.0%	100.0%
1330 Piccard Drive	Rockville	131,415	–	–	131,415	1	3,209	91.9	91.9
1405/1413 Research Boulevard	Rockville	176,669	–	–	176,669	2	5,047	100.0	100.0
1500/1550 East Gude Drive	Rockville	90,489	–	–	90,489	2	1,937	100.0	100.0
14920 Broschart Road	Rockville	48,500	–	–	48,500	1	961	100.0	100.0
15010 Broschart Road	Rockville	38,203	–	–	38,203	1	663	81.7	81.7
5 Research Court	Rockville	54,906	–	–	54,906	1	1,564	100.0	100.0
5 Research Place	Rockville	63,852	–	–	63,852	1	2,341	100.0	100.0
9800 Medical Center Drive	Rockville	201,896	–	79,579	281,475	4	6,768	97.2	69.7
9920 Medical Center Drive	Rockville	58,733	–	–	58,733	1	455	100.0	100.0
1201 Clopper Road	Gaithersburg	143,585	–	–	143,585	1	3,480	100.0	100.0
1300 Quince Orchard Road	Gaithersburg	54,874	–	–	54,874	1	812	100.0	100.0
16020 Industrial Drive	Gaithersburg	83,541	–	–	83,541	1	1,410	100.0	100.0
19/20/22 Firstfield Road	Gaithersburg	132,639	–	–	132,639	3	2,900	100.0	100.0
25/35/45 West Watkins Mill Road	Gaithersburg	138,938	–	–	138,938	1	3,619	100.0	100.0
401 Professional Drive	Gaithersburg	63,154	–	–	63,154	1	1,046	89.5	89.5
620 Professional Drive	Gaithersburg	–	–	26,127	26,127	1	–	N/A	–
708 Quince Orchard Road	Gaithersburg	49,624	–	–	49,624	1	1,138	99.3	99.3
9 W. Watkins Mill Road	Gaithersburg	92,449	–	–	92,449	1	2,598	100.0	100.0
910 Clopper Road	Gaithersburg	180,650	–	–	180,650	1	3,147	85.6	85.6
930/940 Clopper Road	Gaithersburg	104,302	–	–	104,302	2	1,654	93.4	93.4
950 Wind River Lane	Gaithersburg	50,000	–	–	50,000	1	1,082	100.0	100.0
8000/9000/10000 Virginia Manor Road	Beltsville	191,884	–	–	191,884	1	2,878	84.1	84.1
14225 Newbrook Drive	Northern Virginia	248,186	–	–	248,186	1	4,341	100.0	100.0
Suburban Washington, D.C.		2,447,674	–	105,706	2,553,380	32	$54,074	96.2%	92.2%

Washington – Seattle
1201/1208 Eastlake Avenue	Lake Union	203,369	–	–	203,369	2	$8,747	100.0%	100.0%
1551 Eastlake Avenue	Lake Union	58,304	–	59,179	117,483	1	1,541	100.0	49.6
1600 Fairview Avenue	Lake Union	27,991	–	–	27,991	1	1,294	100.0	100.0
1616 Eastlake Avenue (1)	Lake Union	165,493	–	–	165,493	1	5,225	94.7	94.7
199 E. Blaine Street	Lake Union	115,084	–	–	115,084	1	6,140	100.0	100.0
219 Terry Avenue	Lake Union	30,845	–	–	30,845	1	1,410	93.4	93.4
1124 Columbia Street	First Hill	203,817	–	–	203,817	1	6,592	96.3	96.3
3000/3018 Western Avenue	Elliott Bay	47,746	–	–	47,746	1	1,795	100.0	100.0
410 W. Harrison/410 Elliott Avenue West	Elliott Bay	35,175	–	–	35,175	2	783	67.4	67.4
Washington – Seattle		887,824	–	59,179	947,003	11	$33,527	96.7%	90.6%

Other non-cluster market properties		61,002	–	–	61,002	2	$763	62.2%	62.2%

Domestic Properties		12,400,606	791,594	919,857	14,112,057	165	$405,587	95.0%	88.4%

International
Canada		46,032	–	–	46,032	1	$1,889	100.0%	100.0%
Canada		66,000	–	–	66,000	1	1,225	100.0	100.0
Canada		106,364	26,426	–	132,790	1	2,181	78.0	78.0
Canada		68,000	–	–	68,000	1	3,208	100.0	100.0
Canada (2)		783,255	–	–	783,255	1	N/A	N/A	N/A
International		1,069,651	26,426	–	1,096,077	5	$8,503	91.8%	91.8%

Subtotal		13,470,257	818,020	919,857	15,208,134	170	$414,090	94.9%	88.5%

Properties “held for sale”		97,740	–	–	97,740	3

Total		13,567,997	818,020	919,857	15,305,874	173

(1)       In 2012, we expect to convert 65,936 rentable square feet of office space through redevelopment into life science laboratory space.

(2)       Represents land and improvements subject to a ground lease with a tenant.

See Schedule III – Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties.

Value-added projects

A key component of our business model is our value-added development and redevelopment programs.  These programs are focused on providing high-quality, generic, and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry. Upon completion, each value-added project is expected to generate significant revenues and cash flows.  Our development and redevelopment projects are generally in locations that are highly desirable to life science entities which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space, including the conversion of single tenancy space to multi-tenancy space or vice versa. Development projects generally consist of the ground-up development of generic and reusable life science laboratory facilities.  We anticipate execution of new active development projects for aboveground vertical construction of new life science laboratory space generally only with significant pre-leasing.  Preconstruction activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective also includes the advancement of preconstruction efforts to reduce the time to deliver projects to prospective tenants.  These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings.  Ultimately, these projects will provide high-quality facilities for the life science industry and will generate significant revenue and cash flows for the Company.

Projects in India and China represent development opportunities focusing on life science laboratory space for our current client tenants and other life science relationship entities.  These projects focus on real estate investments with targeted returns on investment greater than returns expected in the United States.  We have approximately 525,000 square feet undergoing construction in India.  Additionally, we have a two-building development project located in North China aggregating 292,000 rentable square feet undergoing construction.  Our development, redevelopment, preconstruction, and certain real estate in Asia are classified as construction in progress.  We are required to capitalize interest and other direct project costs during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest and other direct project costs ceases after a project is substantially complete and ready for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to these assets would be expensed as incurred. Expenditures for repairs and maintenance and demolition are expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net, or land held for future development.

The following table summarizes our investments in real estate as of December 31, 2011 and 2010 (dollars in thousands, except per square foot amounts):

	December 31, 2011			December 31, 2010
	Book Value	Square Footage	Cost per Square Foot	Book Value	Square Footage	Cost per Square Foot
Rental properties	$5,112,759	13,567,997	$377	$4,546,769	12,429,758	$366
Less: accumulated depreciation	(742,535)			(616,007)
Rental properties, net	4,370,224			3,930,762

Construction in progress (“CIP”)/current value-added projects:
Active development	198,644	818,020	243	134,758	475,818	283
Active redevelopment	281,555	919,857	306	248,651	755,463	329
Projects in India and China	106,775	817,000	131	98,327	973,000	101
Generic infrastructure/building improvement projects	92,338	–	–	–	–	–
	679,312	2,554,877	266	481,736	2,204,281	219
Land/future value-added projects
Land held for future development	341,678	10,939,000	31	431,838	8,328,000	52
Land undergoing preconstruction activities (additional CIP) (2)	574,884	2,668,000	215	563,800	3,014,000	187
	916,562	13,607,000	67	995,638	11,342,000	88

Investment in unconsolidated real estate entity	42,342	414,000	102	36,678	428,000	86
Investments in real estate, net	6,008,440	30,143,874	$199	5,444,814	26,404,039	$206
Add: accumulated depreciation	742,535			616,007
Gross investments in real estate (1)	$6,750,975	30,143,874		$6,060,821	26,404,039

(1)  In addition to assets included in our gross investment in real estate, we also hold options/rights for parcels supporting approximately 3.0 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

(2)  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.6 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

The following table summarizes our value-added projects (dollars in thousands):

	CIP			Investment
	Leased/	RSF	RSF	December 31, 2011		Cost to Complete			Total at Completion		Stabilized Yield
Description	Negotiating	In CIP	In Service	In Service	CIP	2012		Thereafter	Amount	%	Cash	GAAP
Development projects	69%	717,261	–	$–	$171,592	$117,047	36%	$102,773	$391,412	36%	7.1%	8.2%
Urban/central business district redevelopment projects	66	559,184	147,880	58,088	148,369	144,482	44	34,621	385,560	35	7.8	8.3
Subtotal	68	1,276,445	147,880	58,088	319,961	261,529	80	137,394	776,972	71	7.5%	8.2%

Development – 400/450 East Jamie Court	36	100,759	62,548	51,112	40,721	13,076	4	3,581	108,490	10	4.2%	4.3%
Other – 400/450 East Jamie Court (1)				13,669	(13,669)
Suburban and other redevelopment projects	50	360,673	12,083	3,526	156,593	51,772	16	3,461	215,352	19
Other – Suburban and other redevelopment projects (1)				23,407	(23,407)
Total development and redevelopment projects	62%	1,737,877	222,511	149,802	480,199	326,377	100%	144,436	1,100,814	100%

Projects in India and China		817,000			106,775	41,350		TBD	148,125
Generic infrastructure/building improvement projects					92,338	50,376		TBD	142,714
Subtotal		2,554,877	222,511	149,802	679,312	418,103		144,436	1,391,653

Preconstruction		2,668,000			574,884	46,657		TBD	621,541
Future projected construction						87,905		TBD	87,905
Total		5,222,877	222,511	$149,802	$1,254,196	$552,665		$144,436	$2,101,099

(1)  As of the period ended, some portion of the real estate basis associated with the rentable square feet under development or redevelopment was classified as in service as activities necessary to prepare the asset for its intended use were no longer in process. In the near future, we anticipate recommencing activities necessary to prepare the asset for its intended use upon execution of leasing and final decisions related to design of each space.

The following table provides detail on our development and redevelopment projects as of December 31, 2011 (dollars in thousands):

	CIP			RSF	Investment					Stabilized		Project
		Negotiating/	RSF	In	In		Cost to Complete		Total at	Yield		Start	Initial	Stabilization
Market/Property	Leased	Committed	In CIP	Service	Service	CIP	2012	Thereafter	Completion	Cash	GAAP	Date	Occupancy	Date

Development projects

San Diego – University Town Center
4755 Nexus Center Drive	100%	–	45,255	–	$–	$8,594	$13,747	$–	$22,341	7.0%	7.7%	1Q11	3Q12	3Q12
5200 Illumina Way	100	–	123,430	–	–	19,077	29,207	1,016	49,300	7.0	10.8	4Q10	4Q12	4Q12

San Francisco – Mission Bay
409/499 Illinois Street	–	–	219,007	–	–	101,729	21,766	24,605	148,100	6.7	7.4	2Q11	4Q12	2Q14

Greater Boston – Cambridge/Inner Suburbs
225 Binney Street	100	–	303,143	–	–	38,382	47,016	77,152	162,550	7.5	8.1	4Q11	4Q13	4Q13

Canada	100	–	26,426	–	–	3,810	5,311	–	9,121	7.5	8.1	4Q11	3Q12	3Q12
Development Projects	69%	–	717,261	–	$–	$171,592	$117,047	$102,773	$391,412	7.1%	8.2%

Urban/central business district redevelopment projects

San Diego – Torrey Pines
3530/3550 John Hopkins Court	100%	–	98,320	–	$–	$26,304	$23,923	$173	$50,400	8.6%	9.0%	2Q10	2Q12	3Q12

San Diego – University Town Center
10300 Campus Point Drive	91	–	189,562	89,576	41,686	20,961	57,051	11,902	131,600	7.6	7.7	4Q10	4Q11	3Q12

Greater Boston – Cambridge/Inner Suburbs
400 Technology Square	39	–	212,123	–	–	68,717	48,909	21,924	139,550	8.1	9.1	4Q11	4Q12	4Q13

Seattle – Lake Union
1551 Eastlake Avenue	13	20	59,179	58,304	16,402	32,387	14,599	622	64,010	7.0	7.4	4Q11	4Q11	4Q13

Total urban/central business district redevelopment	64%	2%	559,184	147,880	$58,088	$148,369	$144,482	$34,621	$385,560	7.8%	8.3%
Subtotal	67%	1%	1,276,445	147,880	$58,088	$319,961	$261,529	$137,394	$776,972	7.5%	8.2%

San Francisco – South SF
400/450 East Jamie Court	9	27	100,759	62,548	51,112	40,721	13,076	3,581	108,490	4.2%	4.3%	4Q06	3Q11	4Q13
Other – 400/450 East Jamie Court (1)					13,669	(13,669)

Suburban and other redevelopment projects (2)	12	38	360,673	12,083	3,526	156,593	51,772	3,461	215,352			2Q07- 3Q11	4Q11- 1Q13	3Q12- 1Q13
Other – suburban and other redevelopment projects (1)					23,407	(23,407)
Total	52%	10%	1,737,877	222,511	$149,802	$480,199	$326,377	$144,436	$1,100,814

CIP – development						$198,644
CIP – redevelopment						281,555
Total						$480,199

(1)       As of the period ended, some portion of the real estate basis associated with the rentable square feet under development or redevelopment was classified as in service as activities necessary to prepare the asset for its intended use were no longer in process.  In the near future, we anticipate recommencing activities necessary to prepare the asset for its intended use upon execution of leasing and final decisions related to design of each space.

(2)       Represents seven projects ranging from approximately 26,000 to 91,000 rentable square feet.

The following table summarizes the components of our future value-added square footage as of December 31, 2011:

Markets	Land Undergoing Preconstruction Activities (additional CIP)	Land Held for Future Development	Total Land (1)	Investment in Unconsolidated Real Estate Entity	Future Redevelopment (2)

California – San Diego	271,000	522,000	793,000	–	87,000

California – San Francisco/Mission Bay	–	290,000	290,000	–	–

California – San Francisco/So. San Francisco	171,000	1,024,000	1,195,000	–	40,000

Greater Boston	1,581,000	225,000	1,806,000	414,000	125,000

New York City	407,000	–	407,000	–	–

Suburban Washington, D.C.	–	1,024,000	1,024,000	–	416,000

Washington – Seattle	160,000	995,000	1,155,000	–	80,000

International	78,000	6,184,000	6,262,000	–	–

Other	–	675,000	675,000	–	237,000

Total	2,668,000	10,939,000	13,607,000	414,000	985,000

(1)

In addition to assets included in our gross book value of real estate, we also hold options/rights for parcels supporting approximately 3.0 million developable square feet. These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) the right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

(2)

Our asset base also includes non-laboratory space (office, warehouse, and industrial space) identified for future conversion into life science laboratory space through redevelopment. These spaces are classified in rental properties, net.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no single tenant being responsible for more than 6.4% of our annualized base rent.  The chart below shows tenant business type by annualized base rent as of December 31, 2011:

The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of December 31, 2011 (dollars in thousands):

			Remaining Lease		Approximate Aggregate	Percentage of Aggregate Total		Percentage of Aggregate	Investment Grade Entities (3)
		Number	Term in Years		Rentable	Square	Annualized	Annualized	Fitch	Moody’s	S&P	Education/
	Tenant	of Leases	(1)	(2)	Square Feet	Feet	Base Rent	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	7	4.7	5.0	453,000	3.0%	$26,437	6.4%	AA	Aa2	AA-	–
2	Eli Lilly and Company	5	9.6	11.2	262,182	1.7	15,048	3.6	A	A2	AA-	–
3	Roche Holding Ltd	5	5.8	6.0	387,813	2.5	14,833	3.6	AA-	A1	AA-	–
4	FibroGen, Inc.	1	11.9	11.9	234,249	1.5	14,318	3.5	–	–	–	–
5	Illumina, Inc.	1	19.8	19.8	346,581	2.3	13,260	3.2	–	–	–	–
6	United States Government	8	3.0	3.2	378,526	2.5	11,641	2.8	AAA	Aaa	AA+	–
7	Bristol-Myers Squibb Company	3	6.9	7.0	250,454	1.6	10,086	2.4	A+	A2	A+	–
8	GlaxoSmithKline plc	4	7.6	7.4	182,387	1.2	9,565	2.3	A+	A1	A+	–
9	Massachusetts Institute of Technology	3	3.0	2.7	178,952	1.2	8,154	2.0	–	Aaa	AAA	✓
10	The Regents of the University of California	3	9.6	9.6	182,242	1.2	7,428	1.8	AA+	Aa1	AA	✓
11	NYU-Neuroscience Translational Research Institute	2	13.8	12.9	79,788	0.5	7,224	1.7	–	Aa3	AA-	–
12	Alnylam Pharmaceuticals, Inc. (4)	1	4.8	4.8	129,424	0.8	6,120	1.5	–	–	–	–
13	Gilead Sciences, Inc.	1	8.5	8.5	109,969	0.7	5,824	1.4	–	Baa1	A-	–
14	Amylin Pharmaceuticals, Inc.	3	4.4	4.5	168,308	1.1	5,753	1.4	–	–	–	–
15	Pfizer Inc.	2	7.4	7.2	116,518	0.8	5,502	1.3	A+	A1	AA	–
16	Theravance, Inc. (5)	2	7.3	7.7	150,330	1.0	5,355	1.3	–	–	–	–
17	The Scripps Research Institute	2	4.9	4.9	99,377	0.6	5,197	1.3	AA-	Aa3	–	✓
18	Quest Diagnostics Incorporated	2	4.6	4.6	280,113	1.8	4,989	1.2	BBB+	Baa2	BBB+	–
19	Infinity Pharmaceuticals, Inc.	2	3.1	3.1	67,167	0.4	4,382	1.1	–	–	–	–
20	Kadmon Corporation, LLC	2	8.9	8.8	46,958	0.3	4,172	1.0	–	–	–	–
	Total/Weighted Average:	59	7.5	8.0	4,104,338	26.7%	$185,288	44.8%

(1)       Represents remaining lease term in years based on percentage of leased square feet.

(2)       Represents remaining lease term in years based on percentage of annualized base rent in effect as of December 31, 2011.

(3)       Ratings obtained from each of the following rating agencies: Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.

(4)       As of September 30, 2011, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(5)       As of October 26, 2011, GlaxoSmithKline plc owned approximately 18% of the outstanding stock of Theravance, Inc.

The following table summarizes information with respect to the lease expirations at our properties as of

December 31, 2011:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Footage (“RSF”) of Expiring Leases		Percentage of Aggregate Total RSF	Annualized Base Rent of Expiring Leases (per RSF)
2012	89	(1)	1,289,154	(1)	9.5%	$27.13
2013	84		1,338,019		9.8	29.27
2014	77		1,305,724		9.6	29.73
2015	57		1,222,622		9.0	32.79
2016	47		1,370,504		10.1	31.21
2017	30		1,069,380		7.9	32.88
2018	21		1,160,033		8.5	36.24
2019	11		499,498		3.7	35.50
2020	15		731,631		5.4	40.39
2021	18		611,863		4.5	38.42

	2012 RSF of Expiring Leases					Annualized Base Rent
Markets	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases	Total	of Expiring Leases (per RSF)		Market Rent (2)
California – San Diego	62,047	5,193	76,791	61,253	205,284	$26.22		$27.00 - $39.00
California – San Francisco	35,847	13,980	32,074	119,207	201,108	23.49		$30.00 - $42.00
Greater Boston	70,736	45,217	–	165,418	281,371	40.85		$35.00 - $55.00
NYC	–	–	–	–	–	–		$65.00 - $80.00
New Jersey/Suburban Philadelphia	–	–	–	7,239	7,239	13.24		$12.00 - $15.00
North Carolina – Research Triangle Park	8,940	12,196	–	33,252	54,388	13.81		$10.00 - $30.00
Suburban Washington, D.C.	108,604	8,793	–	268,932	386,329	21.17		$18.00 - $28.00
Washington – Seattle	2,468	45,780	65,936	39,251	153,435	28.31		$20.00 - $48.00
International	–	–	–	–	–	–		$16.00 - $26.00
Total	288,642	131,159	174,801	694,552	1,289,154	$27.13	(1)
Percentage of expiring leases	22%	10%	14%	54%	100%

	2013 RSF of Expiring Leases					Annualized Base Rent
Markets	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases	Total	of Expiring Leases (per RSF)	Market Rent (2)
California – San Diego	9,849	8,683	14,030	139,708	172,270	$21.33	$27.00 - $39.00
California – San Francisco	–	49,108	–	244,270	293,378	27.15	$30.00 - $42.00
Greater Boston	–	102,594	–	374,814	477,408	34.81	$35.00 - $55.00
NYC	–	–	–	–	–	–	$65.00 - $80.00
New Jersey/Suburban Philadelphia	–	–	–	–	–	–	$12.00 - $15.00
North Carolina – Research Triangle Park	–	8,795	–	56,893	65,688	22.31	$10.00 - $30.00
Suburban Washington, D.C.	–	118,470	–	188,596	307,066	28.72	$18.00 - $28.00
Washington – Seattle	–	–	–	15,373	15,373	28.18	$20.00 - $48.00
International	–	–	–	6,836	6,836	27.14	$16.00 - $26.00
Total	9,849	287,650	14,030	1,026,490	1,338,019	$29.27
Percentage of expiring leases	1%	21%	1%	77%	100%

(1)          Excludes five month-to-month leases for approximately 11,000 rentable square feet.

(2)          Based upon rental rates achieved in recently executed leases.

ITEM 3. LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On February 17, 2012, the last reported sales price per share of our common stock was $72.82 and there were approximately 278 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions declared by us with respect to our common stock for each such period (distributions were paid the quarter following the quarter that the distribution was declared):

Period	High	Low	Per Share Distribution
2011
Fourth Quarter	$71.07	$56.10	$0.49
Third Quarter	$85.33	$59.33	$0.47
Second Quarter	$83.08	$75.09	$0.45
First Quarter	$80.72	$72.99	$0.45

2010
Fourth Quarter	$76.19	$65.60	$0.45
Third Quarter	$73.89	$60.11	$0.35
Second Quarter	$75.18	$60.48	$0.35
First Quarter	$69.03	$55.54	$0.35

Future distributions on our common stock will be determined by and at the discretion of our Board of Directors and will depend on a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant.  To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) and our Series D Convertible Preferred Stock. From the date of issuance of our preferred stock through December 31, 2011, we have paid full cumulative dividends on our Series C Preferred Stock and Series D Convertible Preferred Stock.  We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, Series C Preferred Stock, and Series D Convertible Preferred Stock for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Common Stock			Series C Preferred Stock			Series D Convertible Preferred Stock
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Ordinary income	95.7%	77.2%	98.8%	98.6%	100.0%	100.0%	98.6%	100.0%	100.0%
Return of capital	3.0	22.8	1.2	–	–	–	–	–	–
Capital gains	1.3	–	–	1.4	–	–	1.4	–	–
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.  See “Item 15. Exhibits and Financial Statement Schedules.”  Certain amounts for the years prior to 2011 presented in the table below have been reclassified to conform to the presentation of our consolidated financial statements for the year ended December 31, 2011.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Operating Data:
Total revenues	$573,443	$485,748	$481,553	$453,638	$390,774
Total expenses	430,723	362,106	357,791	353,370	315,051
Income from continuing operations before (loss) gain on early extinguishment of debt	142,720	123,642	123,762	100,268	75,723
(Loss) gain on early extinguishment of debt	(6,485)	(45,168)	11,254	–	–
Income from continuing operations	136,235	78,474	135,016	100,268	75,723
(Loss) income from discontinued operations, net	(888)	1,106	6,632	19,829	14,257
Gain on sales of land parcels	46	59,442	–	–	–
Net income	135,393	139,022	141,648	120,097	89,980
Net income attributable to noncontrolling interests	3,975	3,729	7,047	3,799	3,669
Dividends on preferred stock	28,357	28,357	28,357	24,225	12,020
Preferred stock redemption charge	–	–	–	–	2,799
Net income attributable to unvested restricted stock awards	1,088	995	1,270	1,327	1,075
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$105,941	$104,974	$90,746	$70,417
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$1.75	$2.17	$2.55	$2.25	$1.89
Discontinued operations, net	(0.02)	0.02	0.17	0.62	0.48
Earnings per share – basic	$1.73	$2.19	$2.72	$2.87	$2.37
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$1.75	$2.17	$2.55	$2.24	$1.89
Discontinued operations, net	(0.02)	0.02	0.17	0.62	0.47
Earnings per share – diluted	$1.73	$2.19	$2.72	$2.86	$2.36
Weighted average shares of common stock outstanding
Basic	59,066,812	48,375,474	38,586,909	31,653,829	29,668,231
Diluted	59,077,610	48,405,040	38,600,069	31,765,055	29,832,013
Cash dividends declared per share of common stock	$1.86	$1.50	$1.85	$3.18	$3.04

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Sheet Data (at year end):
Rental properties, net	$4,370,224	$3,930,762	$3,383,308	$3,215,723	$3,057,294
Land held for future development	$341,678	$431,838	$255,025	$109,478	$89,621
Construction in progress	$1,254,196	$1,045,536	$1,400,795	$1,398,895	$1,143,314
Investment in unconsolidated real estate entity	$42,342	$36,678	$–	$–	$–
Total assets	$6,574,129	$5,905,861	$5,457,227	$5,132,077	$4,641,245
Total debt	$2,779,264	$2,584,162	$2,746,946	$2,938,108	$2,750,648
Total liabilities	$3,141,236	$2,919,533	$3,051,148	$3,357,014	$3,025,502
Redeemable noncontrolling interests	$16,034	$15,920	$41,441	$33,963	$35,342
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	$3,374,301	$2,928,825	$2,323,408	$1,700,010	$1,540,219
Noncontrolling interests	$42,558	$41,583	$41,230	$41,090	$40,182
Total equity	$3,416,859	$2,970,408	$2,364,638	$1,741,100	$1,580,401
Reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:

Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$105,941	$104,974	$90,746	$70,417
Add:
Depreciation and amortization (1)	158,026	126,640	118,508	108,743	97,335
Net income attributable to noncontrolling interests	3,975	3,729	7,047	3,799	3,669
Net income attributable to unvested restricted stock awards	1,088	995	1,270	1,327	1,075
Subtract:
Gain on sales of property	(46)	(59,466)	(2,627)	(20,401)	(7,976)
FFO attributable to noncontrolling interests	(3,970)	(4,226)	(3,843)	(4,108)	(3,733)
FFO attributable to unvested restricted stock awards	(2,432)	(1,608)	(2,694)	(2,596)	(2,418)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (2)	258,614	172,005	222,635	177,510	158,369
Effect of dilutive securities and assumed conversion:
Assumed conversion of 8.00% Unsecured Convertible Notes	21	7,781	11,943	–	–
Amounts attributable to unvested restricted stock awards	–	(22)	118	9	13
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of dilutive securities and assumed conversion	$258,635	$179,764	$234,696	$177,519	$158,382
Other Data:
Cash provided by operating activities	$246,960	$227,425	$206,954	$257,200	$191,865
Cash used in investing activities	$(733,579)	$(445,164)	$(406,566)	$(494,933)	$(949,253)
Cash provided by financing activities	$479,156	$237,912	$198,355	$300,864	$762,470
Number of properties at year end	173	167	163	166	175
Rentable square feet of properties at year end	15,305,874	13,661,039	12,728,890	12,630,666	13,815,946
Occupancy of operating and redevelopment properties at year end	89%	89%	89%	90%	88%
Occupancy of operating properties at year end	95%	94%	94%	95%	94%
Annualized base rent per leased rentable square foot	$34.39	$33.95	$30.81	$31.31	$30.39

(1)         Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)         GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of National Association of Real Estate Investment Trust (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We calculate FFO as net income (computed in accordance with GAAP), excluding gains from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The primary reconciling item between GAAP net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders is depreciation and amortization expense.  Our FFO may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner and preeminent REIT focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, medical device, product, and service entities and government agencies. Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multifaceted platform of internal and external growth. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities driving growth and technological advances within each cluster.

The following table presents certain information regarding our asset base:

	December 31,
Rentable square feet	2011	2010	2009
Operating properties	13,567,997	12,429,758	11,173,738
Development properties	818,020	475,818	980,000
Redevelopment properties	919,857	755,463	575,152
Total rentable square feet	15,305,874	13,661,039	12,728,890

Number of properties	173	167	163
Occupancy of operating properties	94.9%	94.3%	94.1%
Occupancy of operating and redevelopment properties	88.5%	88.9%	89.4%
Annualized base rent per leased rentable square foot	$34.39	$33.95	$30.81

Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 1998 to 2011, was approximately 89.2%.  Our average occupancy rate of operating properties as of December 31 of each year from 1998 to 2011, was approximately 95.2%.

Results

Balance sheet

Over the past several years, we successfully completed important steps in order to enhance our ability to access the debt capital markets on favorable terms, including (1) retiring certain debt, (2) amending our unsecured line of credit and unsecured bank term loans to increase the amount available and extend the maturity dates, (3) deleveraging our balance sheet, (4) generating significant cash flows from the completion and occupancy of key development and redevelopment projects from our non-income producing assets, and (4) reducing outstanding debt with the sale of land parcels in Mission Bay, San Francisco, California, for $278 million. We have also strived to maintain and improve the key strengths of our balance sheet and business, which include, among others, balance sheet liquidity, diverse and creditworthy tenant base, well located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.

In January 2011, we completed the amendment of our unsecured line of credit, which increased the amount available for borrowing to $1.5 billion from $1.15 billion and extended the maturity date to January 2015, assuming we exercise our sole right to extend the maturity date. In June 2011, we completed a $750 million unsecured bank term loan (the “2016 Unsecured Bank Term Loan”) with a maturity date of June 2016. In December 2011, we completed a $600 million 2017 Unsecured Bank Term Loan with a maturity date of January 2017. The proceeds of the two unsecured bank term loans were initially used to repay outstanding borrowings under our unsecured line of credit and reduce outstanding borrowings on our existing 2012 Unsecured Bank Term Loan from $750 million to $250 million. These financings increased our liquidity significantly to approximately $1.2 billion (availability under our unsecured line of credit and cash on hand as of December 31, 2011). We believe the quality of our asset base, our unique and stable operating model, and our balance sheet are attractive to lenders and debt and equity investors and should allow us access to multiple sources of capital.

Receipt of our investment grade ratings was a significant milestone for the Company.  We believe our balance sheet with lower leverage and access to the unsecured bond market will provide long-term value to our stockholders.

We expect to transition our balance sheet debt from short-term and medium-term bank debt to long-term unsecured fixed rate debt over the next several years.  However, some bank debt will remain a component of our long-term capital structure, primarily consisting of an unsecured line of credit for liquidity and flexibility, and when appropriate unsecured bank term loans.  The transition from unhedged variable rate bank debt to longer-term fixed rate unsecured bonds is expected to significantly increase our interest costs. The increase in interest costs in the near to medium-term as we transition bank debt to unsecured bonds will be offset by the long-term benefits of longer dated debt maturities, less LIBOR based variable interest rate risk and access to more sources of capital. While this transition from unhedged variable rate bank debt is in process, we expect to utilize interest rate swap agreements to reduce our interest rate risk. In December 2011, we executed interest rate swap agreements that reduced our unhedged variable rate debt exposure from 51% as of September 30, 2011, to 21% as of December 31, 2011.  We expect to keep our unhedged variable rate debt at 20% or less of our total outstanding debt. The transition of unhedged variable rate bank debt to longer-term fixed rate unsecured bonds is not expected to impact the “highly effective” designation of the existing interest rate swap agreements as of December 31, 2011. Our forecasts assume outstanding unhedged variable rate debt in an amount at least equal to our effective notional amount in effect at any point in time. Additionally, our outstanding unsecured debt can be prepaid at any time without penalty.

Secured mortgage notes payable will remain part of our capital structure however we do not anticipate our secured notes payable to become a significant percentage of total debt outstanding.  We believe perpetual preferred stock should be a component of our long-term capital structure.  However, we also believe that our dividend rate of 8.375% on our Series C Preferred Stock can ultimately be refinanced with lower cost long-term fixed rate debt or another series of preferred stock.

As of December 31, 2011, we had three assets held for sale and may also identify additional assets for potential sale in 2012 and thereafter. We expect to initially use the net proceeds from asset sales to reduce outstanding borrowings under our unsecured line of credit and then re-borrow funds for investment primarily into urban or central business district assets.

As of December 31, 2011, approximately 24% of our gross real estate represents non-income producing assets (land, preconstruction, development, redevelopment, projects in India and China, and investment in unconsolidated real estate entity).  Our active development and redevelopment projects represent 7% of our gross investments in real estate, a significant amount of which is pre-leased and expected to be delivered over the next four to eight quarters. The completion and delivery of these projects will significantly reduce our non-income producing assets as a percentage of gross investments in real estate. Over the next few years, we may also identify certain land parcels for potential sale. Over time, our goal is to reduce non-income producing assets to 15% or less of our gross investments in real estate.

Core operations

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multifaceted platform of internal and external growth.  The key elements to our strategy include our consistent focus on high-quality assets and operations in the top life science cluster locations with our properties located adjacent to life science entities driving growth and technological advances within each cluster.  These adjacency locations are characterized by high barriers to entry and exit and limited supply of available space, and represent highly desirable locations for tenancy by life science entities.  Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to attract new and leading life science client tenants and value-added real estate. During the year ended December 31, 2011, we completed the highest amount of rentable square feet leased in one year in the history of our Company.

Our leasing activity for the year ended December 31, 2011 consisted of the following:

		Rental Rate Change (1)
Leasing Activity	Rentable Square Feet	Cash	GAAP
New or renewal of previously leased space	1,821,866	(1.9%)	4.2%
Development/redevelopment space leased	993,655
Previously vacant space leased	591,955
Total leasing activity	3,407,476

(1)                Represents the percentage change of the expiring rental rates compared to the new or renewal rental rates of previously leased space for the year ended December 31, 2011

As of December 31, 2011, we had six ground-up development projects in process aggregating approximately 818,020 rentable square feet. We also had eleven projects undergoing conversion into laboratory space through redevelopment aggregating approximately 919,857 rentable square feet.  These projects along with recently delivered projects, certain future projects, and contribution from same properties are expected to contribute significant increases in rental income, net operating income and cash flows. Net operating income is projected to increase significantly quarter to quarter from $101.8 million for the three months ended December 31, 2011, to $111 million to $113 million for the three months ended December 31, 2012, primarily related to the completion and delivery of current and future development and redevelopment projects, a significant amount of which is pre-leased.

Value-added opportunities and external growth

During 2011, we initiated four ground-up development project aggregating approximately 594,000 rentable square feet.  These projects were 55% leased upon commencement of vertical construction. We expect to commence future ground-up development projects generally only with significant pre-leasing.  As of December 31, 2011, our ground-up development projects were 86% leased, excluding approximately 219,007 rentable square feet of an acquired partially completed ground-up development project.

The following table presents our key value-added projects started during the year ended December 31, 2011 (dollars in thousands):

		Total	As of December 31, 2011		Estimated Total	Stabilized Yield
		Development/
	Start	Redevelopment	CIP RSF	Negotiated/	Cost at
Key development starts	Date	RSF	Leased	Committed	Completion	Cash	GAAP
4755 Nexus Center Drive	3/2011	45,255	100%	–%	$22,341	7.0%	7.7%
409/499 Illinois Street	4/2011	219,007	–%	–%	$148,100	6.7%	7.4%
225 Binney Street	10/2011	303,143	100%	–%	$162,550	7.5%	8.1%
Canada	10/2011	26,426	100%	–%	$9,121	7.5%	8.1%

Key redevelopment starts
1551 Eastlake Avenue (1)	10/2011	117,483	13%	20%	$64,010	7.0%	7.4%
400 Technology Square	10/2011	212,123	39%	–%	$139,550	8.1%	9.1%

(1)   The total development/redevelopment RSF, estimated total cost at completion, and stabilized yield information relates to the entire project.  As of December 31, 2011, the development of approximately 58,304 rentable square feet of the entire 117,483 rentable square feet was complete and the rentable square feet was in service.

Key development and redevelopment projects completed in 2011 are as follows:

Key development projects	Completion	RSF Delivered	Total Development/ Redevelopment	Occupancy as of	Investment	Stabilized Yield (1)
completed in 2011	Date	In 2011	RSF (1)	12/31/11 (2)	at Completion (1)	Cash	GAAP
455 Mission Bay Boulevard	12/2011	58,804	210,000	92.4%	$109,950	8.5%	8.4%
7 Triangle Drive	8/2011	96,626	96,626	100%	$32,511	8.5%	9.8%
400/450 East Jamie Court	9/2011	62,548	163,307	100%	$108,490	4.2%	4.3%

Key redevelopment projects completed in 2011
10300 Campus Point Drive	11/2011	89,576	279,138	100%	$131,600	7.6%	7.7%
500 Arsenal Street	9/2011	48,516	48,516	100%	$24,348	6.9%	7.4%

(1)   Represents rentable square feet, investment at completion, and Stabilized Yield of the entire development or redevelopment project.  Portions of certain projects may still be under construction.

(2)   Represents occupancy related to operating rentable square feet.

At the beginning of 2011, we anticipated only a small number of acquisition opportunities due to our focus on the completion and lease-up of our development and redevelopment projects. However, in April 2011, we completed the acquisition of a partially completed 453,256 rentable square foot waterfront development project located in Mission Bay, San Francisco, California. The completed portion of the property was 97% leased at the time of acquisition and the purchase price was approximately $293 million. This property acquisition provided us 219,007 rentable square feet of immediately available laboratory shell space, allowing us to provide space quickly to prospective tenants upon completion of fit up improvements. Additionally, we continue to have a dominant ownership position in the commercial laboratory space for lease in this top life science cluster market.

Due to the current low interest rate environment and the competitive interest in quality real estate, we expect buyer demand for acquisition opportunities to be strong and for this demand to put upward pressure on pricing. Thus, we expect to continue to be selective in acquisition opportunities in 2012.

As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on the consumer price index or another index.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  We base these estimates, judgments, and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.  Changes in estimates could affect our financial position and specific items in our results of operations that are used by our stockholders, potential investors, industry analysts, and lenders in their evaluation of our performance.  Actual results may differ from these estimates under different assumptions or conditions.

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

Rental properties, net, land held for future development, and construction in progress

We recognize assets acquired (including the intangible value of above or below market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred.

The values allocated to land improvements, buildings, building improvements, tenant improvements, and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the shorter of the term of the respective ground lease or up to 40 years for buildings and building improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment.  The values of acquired above and below market leases are amortized over the lives of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired above and below market leases are included in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

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

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model; under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  Because of these two different models, it is possible for a long-lived asset previously classified as held and used to trigger the recognition of an impairment charge upon classification as “held for sale.”

Capitalization of costs

We are required to capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project.  Capitalization of construction, development, and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in construction, development and redevelopment, activities, without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $7.6 million for the year ended December 31, 2011. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance and demolition are expensed as incurred.

We also capitalize costs directly related and essential to our leasing activities.  These costs are amortized on a straight-line basis over the terms of the related leases.  Costs related to unsuccessful leasing opportunities are expensed as incurred.

Predevelopment and acquisition costs related to abandoned projects are expensed as incurred. These amounts aggregated approximately $1.0 million and $136,000 for the years ended December 31, 2011 and 2010.  There were no predevelopment and acquisition costs related to abandoned projects for the year ended December 31, 2009.

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

Interest rate hedge agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate hedge agreements.  Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges.  Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.

In July 2010, the Dodd-Frank Act was enacted, representing an overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodity Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, and we anticipate that these new regulations will provide additional clarity regarding the extent of the impact of this legislation on us. We expect to be able to continue to use interest rate hedge agreements, including interest rate swap agreements, to hedge a portion of our exposure to variable interest rates. However, the costs of doing so may increase as a result of the new legislation. We may also incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations. Although we are not able to assess the full impact of the Dodd-Frank Act until all the implementing regulations have been adopted, based on the information available to us at this time, we do not believe provisions of the regulations implementing the Dodd-Frank Act will have a material adverse effect on our financial position, results of operations, or cash flows.

We record our interest rate hedge agreements on the consolidated balance sheets at their estimated fair values with an offsetting adjustment reflected as unrealized gains/losses in accumulated other comprehensive income in stockholders’ equity. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based up on the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  Our interest rate swap agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge. All of our interest rate swap agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates.  We formally document all relationships between interest rate hedge agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  We make an assessment at the inception of each interest rate hedge agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate hedge agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

The fair value of our interest rate swap agreements is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities (also referred to as “significant other observable inputs”).  The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements. In adjusting the fair value of our interest rate swap agreements for the effect of non-performance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We include amounts currently recognized as income, and expected to be received in later years, in deferred rent receivable in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are included in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of December 31, 2011 and 2010, we had no allowance for estimated losses.

Impact of recently issued accounting standards

In July 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) (collectively the “Boards”) reissued a joint proposal for a new standard for lease accounting by both lessors and lessees, which was first issued in August 2010.  The lease accounting proposal is anticipated to result in differences from existing GAAP.  Leases would no longer be classified as operating or capital leases and all leases would be recorded on balance sheets using a financing model, except for leases with terms of one year or less.  Lessees would no longer recognize lease expense on a straight-line basis, and rent expense might be higher in earlier periods of the lease term.  Reassessment of key considerations such as lease term or residual value guarantees would be required throughout the life of a lease.  The Boards have tentatively decided that lessors should apply a single approach to all leases and recognize a lease receivable and a residual asset for each lease, except for leases of one year or less or leases of investment property carried at fair value.  Certain lessors would be excluded from this accounting, including lessors meeting the definition of an investment property entity or investment company and would recognize investment properties at fair value with changes in fair value recognized in the consolidated statements of income.  No date has yet been proposed for the issuance of a final standard, and the effective date has not yet been determined.  We anticipate that the adoption of the final standard may have a material impact on our consolidated financial statements.

In October 2011, the FASB proposed a new standard for entities that invest primarily in real estate properties and meet other criteria.  An entity that qualifies as an IPE would measure real estate investment property at fair value, with changes in fair value reported in net income.  The proposed definition of an IPE requires meeting specific criteria, including (1) substantially all of the entity’s business activities are investing in real estate properties, (2)  the express business purpose of the entity is to invest in real estate properties for total return, including capital appreciation, (3) ownership of the entity is represented by units of investment, in the form of equity or partnership interests, to which a portion of net assets are attributed, (4) there must be significant pooling of funds of investors unrelated to the IPE’s parent, if a parent exists, and (5) the entity must provide financial results about activities to investors.  The proposed definition of an IPE will likely evolve during the review of the proposed standard and therefore it is unclear today if the Company will qualify as an IPE.  If we do not meet the definition of an IPE, we may be required to evaluate if we will be subject to investment company accounting rules. Investment companies are subject to fair value accounting and are expected to be excluded from the proposed lessor accounting in the paragraph above.  The proposal requires IPEs to recognize rental revenue when received or when receivable pursuant to the contractual terms of the lease, thereby eliminating rental revenue recognition on a straight-line basis.  IPEs will not follow the proposed lessor accounting in the paragraph above.  The proposal requires an IPE to separately present on its financial statements (1) rental revenue from investment properties, (2) rental operating expenses from investment properties, (3) fair value of investment properties, and (4) debt related to investment properties.  The FASB’s proposal, if adopted, would represent a significant change from our current accounting model.  No date has yet been proposed for the issuance of a final standard, and the effective date has not yet been determined.  We anticipate that the adoption of the final standard may have a material impact on our consolidated financial statements.

                In May 2011, the FASB issued an Accounting Standards Update (“ASU”) to substantially converge the guidance in GAAP and IFRS on fair value measurements and disclosures.  The ASU changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820, Fair Value Measurement, including (1) the application of the concepts of highest and best use and valuation premise, (2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis, (3) the incorporation of certain premiums and discounts in fair value measurements, and (4) the measurement of the fair value of certain instruments classified in stockholders’ equity.  In addition, the ASU includes several new fair value disclosure requirements, such as information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012. We anticipate that the adoption of the ASU may affect valuation methodologies, however we do not expect the adoption of the final standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an ASU to make presentation of items within other comprehensive income (“OCI”) more prominent.  Entities are required to present items of net income, items of OCI, and total comprehensive income either in a single continuous statement or in two separate but consecutive statements.  There no longer exists the option to present OCI in the statement of changes in stockholders’ equity.  In December 2011, the FASB decided to defer the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements.  Reclassifications out of accumulated other comprehensive income (“AOCI”) will be presented either on the face of the financial statement in which OCI is presented or disclosed in the notes to the financial statements.  This deferral does not change the requirement to present items of net income, items of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012.  We anticipate the adoption of the ASU will not materially affect the presentation of our consolidated financial statements.

Results of operations

The following table presents information regarding our asset base and value-added projects as of December 31, 2011, 2010, and 2009:

	December 31,
Rentable square feet	2011	2010	2009
Operating properties	13,567,997	12,429,758	11,173,738
Development properties	818,020	475,818	980,000
Redevelopment properties	919,857	755,463	575,152
Total rentable square feet	15,305,874	13,661,039	12,728,890

Number of properties	173	167	163
Occupancy – operating	94.9%	94.3%	94.1%
Occupancy – operating and redevelopment	88.5%	88.9%	89.4%
Annualized base rent per leased rentable square foot	$ 34.39	$ 33.95	$ 30.81

As a result of changes within our total property portfolio, the financial data presented in the table on the following page shows significant changes in revenue and expenses from period to period.  In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active development and active redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”).  Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.  As of December 31, 2011 and December 31, 2010, our Same Properties consisted of 127 operating properties aggregating approximately 9.5 million rentable square feet.  As of December 31, 2010 and December 31, 2009, our Same Properties consisted of 129 operating properties aggregating approximately 9.4 million rentable square feet.

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

Further, we believe net operating income is a key performance indicator and is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to our results of operations from our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Net operating income presented by us may not be comparable to net operating income reported by other REITs that define net operating income differently.  We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income.  Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Comparison of the year ended December 31, 2011, to the year ended December 31, 2010

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2011, compared to the year ended December 31, 2010, and a reconciliation of net operating income to income from continuing operations, the most directly comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenues:
Rental – Same Properties	$293,831	$295,289	$(1,458)	–%
Rental – Non-Same Properties	137,528	71,895	65,633	91
Total rental	431,359	367,184	64,175	17
Tenant recoveries – Same Properties	101,605	95,362	6,243	7
Tenant recoveries – Non-Same Properties	34,717	17,989	16,728	93
Total tenant recoveries	136,322	113,351	22,971	20
Other income – Same Properties	43	338	(295)	(87)
Other income – Non-Same Properties	5,719	4,875	844	17
Total other income	5,762	5,213	549	11
Total revenues – Same Properties	395,479	390,989	4,490	1
Total revenues – Non-Same Properties	177,964	94,759	83,205	88
Total revenues	573,443	485,748	87,695	18
Expenses:
Rental operations – Same Properties	113,748	107,481	6,267	6
Rental operations – Non-Same Properties	54,879	24,700	30,179	122
Total rental operations	168,627	132,181	36,446	28
Net operating income
Net operating income – Same Properties	281,731	283,508	(1,777)	(1)
Net operating income – Non-Same Properties	123,085	70,059	53,026	76
Total net operating income	404,816	353,567	51,249	14
Other expenses:
General and administrative	41,163	34,383	6,780	20
Interest	63,407	69,509	(6,102)	(9)
Depreciation and amortization	157,526	126,033	31,493	25
Loss on early extinguishment of debt	6,485	45,168	(38,683)	(86)
Total other expenses	268,581	275,093	(6,512)	(2)
Income from continuing operations	$136,235	$78,474	$57,761	74%

Rental revenues

Total rental revenues for the year ended December 31, 2011, increased by $64.2 million, or 17%, to $431.4 million, compared to $367.2 million for the year ended December 31, 2010.  The increase was due to rental revenues from our Non-Same Properties, including six ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010. Our Same Properties rental revenue for the year ended December 31, 2011, decreased by $1.5 million, to $293.8 million, compared to $295.3 million for the year ended December 31, 2010, primarily due to a slight decrease in occupancy within our Same Properties portfolio, as compared to the year ended December 31, 2010.

Tenant recoveries

Total tenant recoveries for the year ended December 31, 2011, increased by $23.0 million, or 20%, to $136.3 million, compared to $113.4 million for the year ended December 31, 2010.  Approximately $16.7 million of the increase was from increases in tenant recoveries from our Non-Same Properties, including six ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.  The remaining $6.2 million increase was from an increase in tenant recoveries from our Same Properties.  The increase in tenant recoveries at our Same Properties was primarily attributable to increases in rental operating expenses for our Same Properties of $6.3 million, the majority of which was recoverable from our tenants.  As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the years ended December 31, 2011 and December 31, 2010 of $5.8 million and $5.2 million, respectively, represents construction management fees, interest, investment income, and storage income.  Other income for the year ended December 31, 2011 remained consistent with other income for the year ended December 31, 2010 at approximately 1% of total revenues.

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2011, increased by $36.4 million, or 28%, to $168.6 million, compared to $132.2 million for the year ended December 31, 2010.  Approximately $30.2 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including six ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.  The remaining $6.3 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repair and maintenance expenses.  The majority of the increase in total rental operating expenses was recoverable from tenants through tenant recoveries.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2011, increased by $6.8 million, or 20%, to $41.2 million, compared to $34.4 million for the year ended December 31, 2010.  The increase resulted primarily from an increase in payroll and related taxes and insurance related to an increased employee head count for the year ended December 31, 2011.  In addition, we recognized approximately $1.0 million in predevelopment and acquisition costs related to abandoned projects for the year ended December 31, 2011.  As a percentage of total revenues, general and administrative expenses remained consistent for the year ended December 31, 2011 and 2010, at approximately 7% of total revenues.

Interest expense

Interest expense for the year ended December 31, 2011, decreased by $6.1 million, or 9%, to $63.4 million compared to $69.5 million for the year ended December 31, 2010, detailed as follows (in thousands):

	Year Ended December 31,
Interest expense	2011	2010	Change
Secured notes payable	$46,260	$50,600	$(4,340)
Unsecured line of credit	21,583	9,928	11,655
Unsecured bank term loans	16,085	10,370	5,715
Interest rate hedge agreements	21,457	30,505	(9,048)
Unsecured convertible notes	9,567	32,894	(23,327)
Amortization of loan fees and other	9,511	8,047	1,464
Gross interest	124,463	142,344	(17,881)
Capitalized interest	(61,056)	(72,835)	11,779
Interest expense	$63,407	$69,509	$(6,102)

The decrease in interest expense of approximately $6.1 million was due to a decrease in interest on our secured notes payable, unsecured convertible notes, and interest rate hedge agreements, and was partially offset by increases in interest on our unsecured line of credit and unsecured bank term loans.  Interest on our secured notes payable decreased primarily due to the repayments of seven secured notes payable approximating $55.7 million since December 31, 2010.  The decrease in interest on our interest rate hedge agreements was primarily due to the net reduction of effective interest rate swap agreements with notional amounts aggregating $100 million from December 31, 2010 to December 30, 2011.  Interest on unsecured convertible notes decreased due to the retirement of substantially all $240 million of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Convertible Notes”) during the year ended December 31, 2010, and repurchases of our 3.70% Unsecured Convertible Notes aggregating $217.1 million since December 31, 2010.

The increase in interest on our unsecured line of credit and unsecured bank term loans was primarily attributable to an increase in the applicable margin on our unsecured line of credit and unsecured bank term loans, coupled with an increase in outstanding unsecured bank loans from $1.5 billion as of December 31, 2010, to $2.0 billion as of December 31, 2011.  We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured bank term loans (see “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Hedge Agreements”).

The following table presents a comparison of the outstanding balances and applicable margins of the unsecured line of credit and unsecured bank term loans as of December 31, 2011 and 2010, detailed as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Balance Outstanding	Applicable Margin	Balance Outstanding	Applicable Margin
Unsecured line of credit	$370,000	2.30%	$748,000	1.00%
2012 Unsecured Bank Term Loan	250,000	0.70%	750,000	1.00%
2016 Unsecured Bank Term Loan	750,000	1.65%	–	–
2017 Unsecured Bank Term Loan	600,000	1.50%	–	–
	$1,970,000		$1,498,000

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2011, increased by $31.5 million, or 25%, to $157.5 million, compared to $126.0 million for the year ended December 31, 2010.  The increase resulted primarily from depreciation associated with six ground-up development projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired subsequent to January 1, 2010.

Loss on early extinguishment of debt

During the year ended December 31, 2011, we recognized a loss on early extinguishment of debt of approximately $6.5 million related to the repurchase, in privately negotiated transactions, of approximately $217.1 million principal amount of our 3.70% Unsecured Convertible Notes and the partial and early repayment of our 2012 Unsecured Bank Term Loan.  During the year ended December 31, 2010, we recognized a loss on early extinguishment of debt of approximately $45.2 million, composed of a loss of approximately $2.4 million recognized in December 2010 related to the repurchase, in privately negotiated transactions, of approximately $82.8 million of our 3.70% Unsecured Convertible Notes, and losses of approximately $41.5 million and $1.3 million recognized in June 2010 and July 2010, respectively, related to the retirement of substantially all $240 million aggregate principal amount of our 8.00% Unsecured Convertible Notes.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net, of $0.9 million for the year ended December 31, 2011, reflects the results of operations of three properties classified as “held for sale” as of December 31, 2011, and one property sold in 2011. Loss from discontinued operations, net included an impairment charge of approximately $1.0 million related to a 30,000 square foot property located in the suburbs of Boston, Massachusetts.  Income from discontinued operations, net, of $1.1 million for the year ended December 31, 2010, reflects the results of operations of three properties classified as “held for sale” as of December 31, 2011, and the results of operations and gain related to the sale in 2010 of one operating property located in the Seattle market. In connection with the operating property sold during the year ended December 31, 2010, we recognized a gain of approximately $24,000.

In August 2011, we completed the sale of a land parcel in San Diego for an aggregate sales price of approximately $17.3 million at a gain of approximately $46,000.  The sale of the land parcel did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  Accordingly, for the year ended December 31, 2011, we classified the $46,000 gain on sale of land parcel below income from discontinued operations, net, in the consolidated income statements.

During the year ended December 31, 2010, we completed sales of land parcels in Mission Bay, San Francisco, for an aggregate sales price of approximately $278 million at a gain of approximately $59.4 million.  The land parcels we sold during the year ended December 31, 2010, did not meet the criteria for discontinued operations since the parcels did not have any significant operations prior to disposition.  Accordingly, for the year ended December 31, 2010, we classified the $59.4 million gain on sales of land parcels below income from discontinued operations, net, in the consolidated income statements.

Comparison of the year ended December 31, 2010, to the year ended December 31, 2009

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2010, compared to the year ended December 31, 2009, and a reconciliation of net operating income to income from continuing operations, the most directly comparable GAAP financial measure (in thousands):

	Year Ended December 31,
	2010	2009	$ Change	% Change
Revenues:
Rental – Same Properties	$282,951	$282,890	$61	–%
Rental – Non-Same Properties	84,233	83,841	392	–
Total rental	367,184	366,731	453	–
Tenant recoveries – Same Properties	90,291	88,344	1,947	2
Tenant recoveries – Non-Same Properties	23,060	14,624	8,436	58
Total tenant recoveries	113,351	102,968	10,383	10
Other income – Same Properties	334	273	61	22
Other income – Non-Same Properties	4,879	11,581	(6,702)	(58)
Total other income	5,213	11,854	(6,641)	(56)
Total revenues – Same Properties	373,576	371,507	2,069	1
Total revenues – Non-Same Properties	112,172	110,046	2,126	2
Total revenues	485,748	481,553	4,195	1
Expenses:
Rental operations – Same Properties	99,035	98,149	886	1
Rental operations – Non-Same Properties	33,146	23,989	9,157	38
Total rental operations	132,181	122,138	10,043	8
Net operating income
Net operating income – Same Properties	274,541	273,358	1,183	–
Net operating income – Non-Same Properties	79,026	86,057	(7,031)	(8)
Total net operating income	353,567	359,415	(5,848)	(2)
Other expenses:
General and administrative	34,383	36,296	(1,913)	(5)
Interest	69,509	82,111	(12,602)	(15)
Depreciation and amortization	126,033	117,246	8,787	7
Loss (gain) on early extinguishment of debt	45,168	(11,254)	56,422	(501)
Total other expenses	275,093	224,399	50,694	23
Income from continuing operations	$78,474	$135,016	$(56,542)	(42%)

Rental revenues

Total rental revenues for the year ended December 31, 2010, increased by $0.5 million, to $367.2 million, compared to $366.7 million for the year ended December 31, 2009.  Rental revenues from Non-Same Properties for the year ended December 31, 2009 included additional rental income aggregating $18.5 million related to a modification of a lease for a property in South San Francisco, California.  Excluding the additional rental income, rental revenues for the year ended December 31, 2010 increased by $19.0 million, or 5%, compared to the year ended December 31, 2009 which was primarily due to rental revenues from our Non-Same Properties, including three ground-up development projects that were completed and delivered after January 1, 2009, and seven operating properties that were acquired subsequent to January 1, 2009.

Tenant recoveries

Total tenant recoveries for the year ended December 31, 2010, increased by $10.4 million, or 10%, to $113.4 million, compared to $103.0 million for the year ended December 31, 2009.  Approximately $8.4 million of the increase was from increases in tenant recoveries from our Non-Same Properties, including three ground-up development projects that were completed and delivered after January 1, 2009, and seven operating properties that were acquired subsequent to January 1, 2009.  The remaining $2.0 million increase was from an increase in tenant recoveries from our Same Properties.  The increase in tenant recoveries at our Same Properties was primarily attributable to increases in rental operating expenses for our Same Properties of $0.9 million, the majority of which was recoverable from our tenants.  As of December 31, 2010 and 2009, approximately 96% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the year ended December 31, 2010 and 2009, of $5.2 million and $11.9 million, respectively, represents construction management fees, interest, investment income, and storage income.  Other income for the year ended December 31, 2009, included a $7.2 million cash receipt related to real estate acquired in November 2007.  Excluding the $7.2 million cash receipt, other income for the year ended December 31, 2010, remained consistent with other income for the year ended December 31, 2009, at approximately 1% of total revenues.

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2010, increased by $10.0 million, or 8%, to $132.2 million, compared to $122.1 million for the year ended December 31, 2009.  Approximately $9.1 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including three ground-up development projects that were completed and delivered after January 1, 2009, and seven operating properties that were acquired subsequent to January 1, 2009.  The remaining $0.9 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in payroll, property taxes, and utilities.  The majority of the increase in total rental operating expenses was recoverable from tenants through tenant recoveries.

General and administrative expenses

General and administrative expenses decreased by $1.9 million, or 5%, to $34.4 million for the year ended December 31, 2010, compared to $36.3 million for the year ended December 31, 2009.  The decrease resulted primarily from a decrease in stock compensation expense for the year ended December 31, 2010, compared to the year ended December 31, 2009.  As a percentage of total revenues, general and administrative expenses for the year ended December 31, 2010, and the year ended December 31, 2009, remained consistent at approximately 7% to 8% of total revenues.

Interest expense

Interest expense decreased by $12.6 million, or 15%, to $69.5 million for the year ended December 31, 2010, compared to $82.1 million for the year ended December 31, 2009, detailed as follows (in thousands):

	Year Ended December 31,
Interest expense	2010	2009	Change
Secured notes payable	$50,600	$51,642	$(1,042)
Unsecured line of credit	9,928	10,211	(283)
Unsecured bank term loans	10,370	11,279	(909)
Interest rate hedge agreements	30,505	38,804	(8,299)
Unsecured convertible notes	32,894	38,940	(6,046)
Amortization of loan fees and other	8,047	8,119	(72)
Gross interest	142,344	158,995	(16,651)
Capitalized interest	(72,835)	(76,884)	4,049
Interest expense	$69,509	$82,111	$(12,602)

The decrease in interest expense of approximately $12.6 million was due to a decrease in total indebtedness and a decrease in the weighted average interest rate on our unsecured line of credit and unsecured bank term loan, including the impact of our interest rate hedge agreements, as well as the retirement of substantially all $240 million of our 8.00% Unsecured Convertible Notes during the year ended December 31, 2010. The weighted average interest rate on our unsecured line of credit and unsecured bank term loan, including the impact of our interest rate hedge agreements, decreased from approximately 4.1% as of December 31, 2009, to approximately 2.8% as of December 31, 2010. We have entered into certain interest rate hedge agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured line of credit and unsecured bank term loans.

Depreciation and amortization

Depreciation and amortization increased by $8.8 million, or 7%, to $126.0 million for the year ended December 31, 2010, compared to $117.2 million for the year ended December 31, 2009.  The increase resulted primarily from depreciation associated with the properties acquired, placed in service, or redeveloped during the periods after January 1, 2010, including the delivery and completion of a ground-up development of a 309,141 rentable square foot science park in New York City during the fourth quarter of 2010, the delivery and completion of a ground-up development of a 129,501 rentable square foot building in the San Francisco market in the third quarter of 2010, and the delivery and completion of a ground-up development of a 115,084 rentable square foot building in the Seattle market in the first quarter of 2010.

Loss (gain) on early extinguishment of debt

During the year ended December 31, 2010, we recognized losses on early extinguishment of debt of approximately $45.2 million, composed of losses of approximately $2.4 million recognized in December 2010 related to the repurchase, in privately negotiated transactions, of approximately $82.8 million of our 3.70% Unsecured Convertible Notes for approximately $84.6 million in cash, and losses of approximately $41.5 million and $1.3 million recognized in June 2010 and July 2010, respectively, related to the retirement of substantially all $240 million aggregate principal amount of our 8.00% Unsecured Convertible Notes.

During the year ended December 31, 2009, we recognized a gain on early extinguishment of debt of approximately $11.3 million related to the repurchase, in privately negotiated transactions, of approximately $75 million of our 3.70% Unsecured Convertible Notes for approximately $59.2 million in cash.

(Loss) income from discontinued operations, net

Income from discontinued operations, net of $1.1 million for the year ended December 31, 2010, reflects the results of operations of three operating properties classified as “held for sale” as of December 31, 2011, the results of operations of one property sold in 2011, and the results of operations and gain related to the sale of one operating property during the year ended December 31, 2010.  We sold one operating property located in the Seattle market that had been classified as “held for sale” as of December 31, 2009.  In connection with the operating property sold during the year ended December 31, 2010, we recognized a gain of approximately $24,000.  Income from discontinued operations, net of $6.6 million for the year ended December 31, 2009, reflects the results of operations of three operating properties that were classified as “held for sale” as of December 31, 2011, the results of operations of one property sold in 2011, results of operations of the property sold during the year ended December 31, 2010, and the results of operations and gains on sales of four operating properties sold during the year ended December 31, 2009.  In connection with the operating properties sold during the year ended December 31, 2009, we recognized a gain of approximately $2.6 million.

During the year ended December 31, 2010, we sold land parcels in Mission Bay, San Francisco.  These land parcels did not meet the criteria for discontinued operations since the parcels did not have any significant operations prior to disposition.  In connection with the sales of land parcels during the year ended December 31, 2010, we recognized a gain of approximately $59.4 million.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as for property acquisitions, development, redevelopment, and other construction projects, non-recurring capital improvements, tenant improvements, leasing costs, normal recurring expenses, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, long-term secured and unsecured indebtedness, including borrowings under our unsecured line of credit, unsecured bank term loans, and the issuance of additional debt and/or equity securities.

We expect to continue meeting our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities.  We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.

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

•                  Refinance outstanding medium-term variable rate bank debt with longer-term fixed rate debt;

•                  Mitigate unhedged variable rate debt exposure by transitioning our balance sheet debt from short-term and medium-term variable rate bank debt to long-term unsecured fixed rate debt and utilize interest rate hedge agreements;

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

•                  Retain net positive cash flows after payment of dividends for reinvestment in acquisitions and/or development and redevelopment projects; and

•                  Reduce our non-income producing assets as a percentage of our gross investment in real estate.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	Change
Net cash provided by operating activities	$246,960	$227,425	$19,535
Net cash used in investing activities	$(733,579)	$(445,164)	$(288,415)
Net cash provided by financing activities	$479,156	$237,912	$241,244

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Year Ended December 31,
	2011	2010	Change
Net cash provided by operating activities	$246,960	$227,425	$19,535
Changes in assets and liabilities	(39,586)	(20,318)	(19,268)
Net cash provided by operating activities before changes in assets and liabilities	$207,374	$207,107	$267

Net cash provided by operating activities for the year ended December 31, 2011, increased by $19.5 million, or 9%, to $246.9 million, compared to $227.4 million for the year ended December 31, 2010.  The increase resulted primarily from an increase in net operating income from completed and leased development and redevelopment spaces, and increased revenues from nine operating properties that were acquired subsequent to January 1, 2010. Net cash provided by operating activities before changes in assets and liabilities for the year ended December 31, 2011, increased by $0.3 million, to $207.4 million, as compared to $207.1 million for the year ended December 31, 2010.   We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.  Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 1998 to 2011, was approximately 89.2%.  Our average occupancy rate of operating properties as of December 31 of each year from 1998 to 2011 was approximately 95.2%.

Investing activities

Net cash used in investing activities for the year ended December 31, 2011, was $733.6 million, compared to $445.2 million for the year ended December 31, 2010.  This increase consisted of the following amounts (in thousands):

	Year Ended December 31,
	2011	2010	Change
Additions to properties	$(430,038)	$(423,930)	$(6,108)
Purchase of properties	(305,030)	(301,709)	(3,321)
Proceeds from sales of properties	20,078	275,979	(255,901)
Other	(18,589)	4,496	(23,085)
Net cash used in investing activities	$(733,579)	$(445,164)	$(288,415)

The increase in net cash used in investing activities for the year ended December 31, 2011, is due primarily to lower proceeds from sales of properties in 2011.  During the year ended December 31, 2010, we completed sales of land parcels in Mission Bay, San Francisco, for an aggregate sales price of approximately $278 million.

Acquisitions

The following table summarizes our key acquisition activity for the year ended December 31, 2011 (dollars in thousands):

	Acquisition		Occupancy at		Purchase	Stabilized Yield
Property/Market	Date	RSF	Acquisition		Price	Cash	GAAP
285 Bear Hill Road, Greater Boston	June 2011	26,270	N/A	(1)	$3,900	8.0%	8.6%
409/499 Illinois Street, San Francisco	April 2011	453,256	100%	(2)	$293,000	6.5% - 7.0%	7.2% - 7.6%
4755 Nexus Center Drive, San Diego	March 2011	45,255	N/A	(3)	$7,400	7.0%	7.7%

(1)	Currently under redevelopment.
(2)	Approximately 234,249 rentable square feet is leased, occupied, and in service. The remaining 219,007 rentable square feet is currently under development.
(3)	Currently under development and 100% leased.

Capital expenditures and tenant improvements

See discussion in Uses of Capital – Capital Expenditures, Tenant Improvements, and Leasing Costs.

Dispositions

During 2011, we sold two properties.  The net proceeds from these sales were used to reduce outstanding borrowings under our unsecured line of credit.  The following table summarizes our disposition activity for the year ended December 31, 2011 (in thousands):

	Date	Sale Price
Land parcel in San Diego, California	August 2011	$17,300
13-15 DeAngelo Drive, Suburbs of Boston, Massachusetts	October 2011	2,900
		$20,200

Value-added activity

Key development and redevelopment projects completed in 2011 are as follows (dollars in thousands):

Key Development Projects	Completion	RSF Delivered	Total Development/ Redevelopment	Occupancy as of	Investment	Stabilized Yield (1)
Completed in 2011	Date	In 2011	RSF (1)	12/31/11 (2)	at Completion (1)	Cash	GAAP
455 Mission Bay Boulevard	12/2011	58,804	210,000	92.4%	$109,950	8.5%	8.4%
7 Triangle Drive	8/2011	96,626	96,626	100%	$32,511	8.5%	9.8%
400/450 East Jamie Court	9/2011	62,548	163,307	100%	$108,490	4.2%	4.3%

Key Redevelopment Projects Completed in 2011
10300 Campus Point Drive	11/2011	89,576	279,138	100%	$131,600	7.6%	7.7%
500 Arsenal Street	9/2011	48,516	48,516	100%	$24,348	6.9%	7.4%

(1)	Represents rentable square feet, investment at completion, and Stabilized Yield of the entire development or redevelopment project. Portions of certain projects may still be under construction.
(2)	Represents occupancy related to operating rentable square feet.

Financing activities

Net cash flows provided by financing activities for the year ended December 31, 2011, increased by $241.2 million, to $479.1 million, compared to $237.9 million for the year ended December 31, 2010.  This increase consisted of the following amounts (in thousands):

	Year Ended December 31,
	2011	2010	Change
Proceeds from borrowings from unsecured line of credit and unsecured bank term loans, net of repayments	$472,000	$272,000	$200,000
Principal reductions of secured notes payable	(66,849)	(129,938)	63,089
Net proceeds from issuance of common stock, including exercise of stock options	453,656	345,219	108,437
Redemption of unsecured convertible notes, including payment on exchange of 8.00% Unsecured Convertible Notes	(221,439)	(140,837)	(80,602)
Dividend payments	(135,246)	(96,231)	(39,015)
Other	(22,966)	(12,301)	(10,665)
	$479,156	$237,912	$241,244

Debt refinancings

During the year ended December 31, 2011, we refinanced and extended debt maturities, significantly increasing our liquidity as of December 31, 2011, as summarized in the table below (in thousands):

		As of December 31, 2011
	Maturity	Amount Outstanding	Weighted Average Interest Rate (2)	Date of Loan
2017 Unsecured Bank Term Loan	1/31/2017	$600,000	1.93%	12/2011
Refinancing of a secured loan	4/20/2014	76,000	2.29%	12/2011
2016 Unsecured Bank Term Loan	6/30/2016	750,000	3.28%	6/2011
Unsecured line of credit (1)	1/31/2015	370,000	2.59%	1/2011
		$1,796,000	2.65%

(1)

Total commitments available for borrowing aggregate $1.5 billion under our unsecured line of credit.  As of December 31, 2011, we had $1.1 billion available for borrowing under our unsecured line of credit.

(2)	Represents the contractual interest rate as of the end of the period plus the impact of our interest rate swap agreements.

Debt repayments

During 2011, we reduced the outstanding balance of our 3.70% Unsecured Convertible Notes, 2012 Unsecured Bank Term Loan, and various secured loans, as summarized in the table below (in thousands):

	Year Ended December 31, 2011
		Loss on Early
	Debt	Extinguishment
	Repayments	of Debt
Repurchase of 3.70% Unsecured Convertible Notes	$217,133	$5,237
Repayment of 2012 Unsecured Bank Term Loan	500,000	1,248
Secured loan repayments	55,677	–
	$772,810	$6,485

Follow-on common stock offering

In May 2011, we completed a follow-on common stock offering to fund the purchase of 409 and 499 Illinois Street and to fund construction activities, among other uses. We acquired 409 and 499 Illinois Street, a newly and partially completed 453,256 rentable square foot life science laboratory development project located on a highly desirable waterfront location in Mission Bay, San Francisco, for approximately $293 million.  The property at 409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a life science company through November 2023.  The property at 499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.

	Date of Offering	Net Proceeds (in thousands)	Shares
Follow-on common stock offering	5/2011	$451,539	6,250,651

Dividends

During the years ended December 31, 2011 and December 31, 2010, we paid the following dividends (in thousands):

	December 31,
	2011	2010	Change
Common stock dividends	$106,889	$67,874	$39,015
Series C Preferred Stock dividends	10,857	10,857	–
Series D Preferred Stock dividends	17,500	17,500	–
	$135,246	$96,231	$39,015

The increase in dividends paid on our common stock is due to an increase in dividends from $1.40 per common share for the year ended December 31, 2010, to $1.82 per common share for the year ended December 31, 2011.  The increase was also partially due to an increase in common stock outstanding.  Total common stock outstanding as of December 31, 2010, was 55.0 million, compared to 61.6 million as of December 31, 2011.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2012, will be satisfied by the following multiple sources of capital as shown in the table below (in thousands). For the year ended December 31, 2012, we expect to have significant capital requirements, including amounts shown in the table below.  There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources of capital	Year Ended December 31, 2012
Net cash provided by operating activities less dividends	$89,000
Asset and land sales	112,000	(1)
Unsecured senior notes	TBD	(2)
Debt, equity, and joint venture capital	698,000	(3)
Total sources of capital	$899,000

Liquidity available under unsecured line of credit and cash and cash equivalents as of December 31, 2011	$1,209,000

Uses of capital
Development, redevelopment, and construction	$553,000
Acquisitions	–
Secured debt repayments	11,000
2012 Unsecured Bank Term Loan repayment	250,000
3.70% Unsecured Convertible Note retirement	85,000
Total uses of capital	$899,000

(1)	We expect to implement a more aggressive asset disposition strategy, beyond estimated asset sales in this table, to provide capital for reinvestment into our business.
(2)	Amount and timing of issuance of unsecured notes will be subject to the debt capital market environment.
(3)	If we are successful raising capital from the issuance of unsecured senior notes, it will reduce the estimated amount of debt, equity, and joint venture capital.

Sources of capital

Unsecured line of credit

We use our unsecured line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of December 31, 2011, we had $1.1 billion available under our $1.5 billion unsecured line of credit.

Cash and cash equivalents

As of December 31, 2011, we had approximately $78.5 million of cash and cash equivalents.

Restricted cash

Restricted cash consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Funds held in trust under the terms of certain secured notes payable	$12,724	$20,035
Funds held in escrow related to construction projects	5,648	5,902
Other restricted funds	4,960	2,417
Total	$23,332	$28,354

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Uses of capital

Capital expenditures, tenant improvements, and leasing costs

The following table summarizes the components of our total capital expenditures for the years ended December 31, 2010 and 2011, which includes interest, property taxes, insurance, payroll costs, and other indirect project costs (in thousands):

	Year Ended December 31,
	2010	2011
Development	$194,897	$98,747
Redevelopment	71,772	139,682
Preconstruction	38,847	80,535
Projects in India and China	77,300	47,955
Generic infrastructure/building improvement projects (1)	49,060	48,734
Future projected construction projects	–	–
Total construction spending	$431,876	$415,653

(1)

In addition to revenue-enhancing capital spending, this amount includes non-revenue-enhancing major and recurring capital expenditures and tenant improvements.  Non-revenue-enhancing capital expenditures and tenant improvements (excluding expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopments) are included in the following table.

The following table summarizes the components of our total projected capital expenditures for the year ended December 31, 2012, and the period thereafter, which includes interest, property taxes, insurance, payroll costs, and other indirect project costs (in thousands):

	Year Ended December 31, 2012	Thereafter
Development	$130,123	$106,354
Redevelopment	196,254	38,082
Preconstruction	46,657	TBD	(2)
Projects in India and China	41,350	TBD	(2)
Generic infrastructure/building improvement projects (1)	50,376	TBD	(2)
Future projected construction projects	87,905	TBD	(2)
Total construction spending	$552,665	$144,436

(1)

In addition to revenue-enhancing capital spending, this amount includes non-revenue-enhancing major and recurring capital expenditures and tenant improvements.  Non-revenue-enhancing capital expenditures and tenant improvements (excluding expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopments) are included in the following table.

(2)

Estimated spending beyond 2012 related to preconstruction, projects in India and China, generic infrastructure improvements, major capital spending, and future projected construction projects will be determined at a future date and is contingent upon many factors.

The table below shows the average per square foot property-related capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment for the years ended December 31, 2011 and 2010 (dollars in thousands, except per square foot amounts):

	Year Ended December 31,
	2011	2010
Capital expenditures (1):
Major capital expenditures	$641	$379
Recurring capital expenditures	$1,890	$953
Square feet in asset base	13,384,598	12,202,231
Per square foot:
Major capital expenditures	$0.05	$0.03
Recurring capital expenditures	$0.14	$0.08
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$4,571	$3,097
Re-tenanted square feet	512,573	778,547
Per square foot	$8.92	$3.98
Renewal space
Tenant improvements and leasing costs	$6,029	$3,628
Renewal square feet	1,309,293	999,419
Per square foot	$4.60	$3.63

(1)

Major capital expenditures consist of roof replacements and HVAC systems that are typically identified and considered at the time a property is acquired. Recurring capital expenditures exclude major capital expenditures.

(2)	Excludes space that has undergone redevelopment before re-tenanting.

We expect our future capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment) on a per square footage basis to be approximately in the range as shown in the preceding table.

Capitalized interest for the years ended December 31, 2011 and 2010, of approximately $61.1 million and $72.8 million, respectively, is included in investments in real estate, net, on the accompanying consolidated balance sheets, as well as the table above summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to construction, development, and redevelopment projects, including projects in India and China, aggregating approximately $15.7 million and $14.0 million for the years ended December 31, 2011 and 2010, respectively. Such costs are also included in the table on the previous page.

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

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the years ended December 31, 2011 and 2010, were approximately $57.5 million and $31.1 million, respectively, of which approximately $11.2 million and $7.8 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

Due to the current low interest rate environment and the competitive interest in quality real estate, we expect buyer demand for acquisition opportunities to be strong and for this demand to put upward pressure on pricing. Thus, we expect to continue to be selective in acquisition opportunities in 2012.

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our Board of Directors.  We may be required to use borrowings under our unsecured line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  Our forecast of taxable income and distributions do not require significant increases or decreases in our annual common stock dividends on a per share basis in order to distribute at least 90% of our REIT taxable income for the year ended December 31, 2012.

Contractual obligations and commitments

Contractual obligations as of December 31, 2011, consisted of the following (in thousands):

		Payments by Period
	Total	2012	2013-2014	2015-2016	Thereafter

Secured notes payable (1) (2)	$725,125	$10,857	$357,853	$240,625	$115,790
Unsecured line of credit (3)	370,000	–	–	370,000	–
2012 Unsecured Bank Term Loan (4)	250,000	250,000	–	–	–
2016 Unsecured Bank Term Loan (5)	750,000	–	–	750,000	–
2017 Unsecured Bank Term Loan (6)	600,000	–	–	–	600,000
Unsecured convertible notes (1) (7)	85,051	84,801	250	–	–
Estimated interest payments on fixed rate and hedged variable rate debt (8)	270,949	85,929	115,012	37,851	32,157
Estimated interest payments on variable rate debt (9)	71,836	4,224	23,263	43,451	898
Ground lease obligations	680,365	11,222	21,100	20,215	627,828
Other obligations (10)	28,989	22,512	1,635	1,798	3,044
Total	$3,832,315	$469,545	$519,113	$1,463,940	$1,379,717

(1)	Amounts represent principal amounts due and exclude unamortized discounts reflected on the consolidated balance sheets.
(2)

Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.6 million, of which approximately $20.9 million matures in 2014. See “Secured Notes Payable” below for additional information.

(3)

The maturity date of our unsecured line of credit is January 2015, assuming we exercise our sole right to extend the maturity twice by an additional six months. See “Unsecured Credit Facility” below for additional information.

(4)	Our 2012 Unsecured Bank Term Loan matures in October 2012.
(5)	Our 2016 Unsecured Bank Term Loan matures in June 2016, assuming we exercise our sole right to extend the maturity by one year.
(6)	Our 2017 Unsecured Bank Term Loan matures in January 2017, assuming we exercise our sole right to extend the maturity by one year.
(7)

During January 2012, we repurchased approximately $83.8 million of our 3.70% Unsecured Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.

(8)

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(9)	The interest payments on variable rate debt were calculated based on the interest rates in effect as of December 31, 2011.
(10)	Includes our share, approximately $21.1 million, of a secured note payable due in 2013 held by our unconsolidated real estate entity.

Secured notes payable

Secured notes payable as of December 31, 2011, consisted of 13 notes secured by 38 properties. Our secured notes payable typically require monthly payments of principal and interest and had weighted average interest rates of approximately 5.8% as of December 31, 2011. Noncontrolling interests’ share of secured notes payable aggregated approximately $21.6 million as of December 31, 2011.  The total book values of rental properties, net, land held for future development, and construction in progress securing debt were approximately $1.1 billion as of December 31, 2011.  As of December 31, 2011, our secured notes payable, including unamortized discounts, were composed of approximately $647.6 million and $76.7 million of fixed and variable rate debt, respectively.

Unsecured credit facility

We use our Unsecured Credit Facility to fund working capital, acquisition of properties, and construction activities.  Our objective is to maintain significant unused borrowing capacity, generally greater than 50% of our $1.5 billion unsecured line of credit.  Over the next several years, we anticipate refinancing a portion of our outstanding balance under our unsecured bank term loans with capital from unsecured senior notes, unsecured bank loans, and other capital, including proceeds from selective sales of assets.

In January 2011, we entered into a Third Amendment to our Prior Credit Agreement. The Third Amendment amended the Prior Credit Agreement to, among other things, increase permitted borrowings under our unsecured line of credit from $1.15 billion to $1.5 billion, and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility bear interest at LIBOR or a base rate specified in the loan agreement, plus in either case a specified margin.  The applicable margin for LIBOR borrowings outstanding under our unsecured line of credit was 2.30% as of December 31, 2011.  The applicable margin for the LIBOR borrowings under the 2012 Unsecured Bank Term Loan was not amended in the Third Amendment and was 0.70% as of December 31, 2011.

Under the Third Amendment, the maturity date for the unsecured line of credit is January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the 2012 Unsecured Bank Term Loan is October 2012.

As of December 31, 2011, we had outstanding borrowings of $370 million, representing 25% of total borrowing capacity, under our $1.5 billion unsecured line of credit, and $250 million outstanding under our 2012 Unsecured Bank Term Loan.  The weighted average interest rate, including the impact of our interest rate swap agreements, for our Unsecured Credit Facility was approximately 3.82% as of December 31, 2011.

The requirements and actual results as of December 31, 2011, of the financial covenants under the unsecured line of credit and unsecured bank term loans are as follows:

Covenant	Requirement	Actual as of December 31, 2011
Leverage ratio (1)	Less than or equal to 60.0%	36% (2)

Unsecured leverage ratio	Less than or equal to 60.0%	38%

Fixed charge coverage ratio	Greater than or equal to 1.50	2.5x

Unsecured debt yield	Greater than or equal to 12.00%	15%

Minimum book value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011	$3.3 billion

Secured debt ratio	Less than or equal to 40.0%	9%

(1)

The leverage ratio threshold under our 2017 Unsecured Bank Term Loan may increase from 60% to 65% for the quarter end in which a material acquisition occurs and for each of the three quarters following such an event.

(2)

Under the terms of the agreement of our 2017 Unsecured Bank Term Loan, the leverage ratio is calculated over a portion of total indebtedness. The leverage ratio for the 2017 Unsecured Bank Term Loan was 35% as of December 31, 2011.

In addition, the terms of the agreements restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured line of credit and unsecured bank term loans for developments, land, and encumbered and unencumbered assets.  The terms of the agreements also limit our ability to pay distributions to our shareholders in excess of the greater of (1) 95% of consolidated Funds from Operations (as defined in the Third Amendment) for the preceding four quarters and (2) the minimum amount sufficient to permit us to maintain our qualification as a REIT for federal income tax purposes or the amount necessary to avoid the payment of federal or state income or excise tax.  In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or an event of default exists.  As of December 31, 2011 and 2010, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  We expect to continue meeting the requirements of our debt covenants in the short-term and long-term.  However, in the event of an economic slowdown, crisis in the credit markets, or rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.  Additionally, we may be required to reduce our outstanding borrowings under our credit facility and unsecured bank term loans in order to maintain compliance with one or more covenants.

As of December 31, 2011, we had 57 lenders providing commitments under our unsecured line of credit and unsecured bank term loans. During 2011, all lenders under our unsecured line of credit funded all borrowings requested under the loan agreement. In the future, if one or more such lenders fail to fund a borrowing request, we may not be able to borrow funds necessary for working capital, construction activities, dividend payments, debt repayment, monthly debt service, and other recurring capital requirements. The failure of one or more lenders to fund their share of a borrowing request may have a material impact on our financial statements.

2016 unsecured bank term loan

In February 2011, we entered into a $250 million unsecured bank term loan.  In June 2011, we amended this $250 million 2016 Unsecured Bank Term Loan to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Bank Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the amended unsecured bank term loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Bank Term Loan as of December 31, 2011, was 1.65%.  Under the 2016 Unsecured Bank Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility.  The 2016 Unsecured Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Bank Term Loan from $750 million to $250 million.  As a result of this early repayment, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

2017 unsecured bank term loan

In December 2011, we closed a new $600 million 2017 Unsecured Bank Term Loan, which matures in January 2017, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2017 Unsecured Bank Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the unsecured bank term loan agreement.  The applicable margin for the LIBOR borrowings under the 2017 Unsecured Bank Term Loan as of December 31, 2011, was 1.50%.  The 2017 Unsecured Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this 2017 Unsecured Bank Term Loan were used to reduce outstanding borrowings on our unsecured line of credit.

Unsecured convertible notes

During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  We do not expect to recognize any gain or loss as a result of this repurchase.  As of February 21, 2012, $1.0 million of our 3.70% Unsecured Convertible Notes remained outstanding.

Estimated interest payments

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of December 31, 2011, approximately 79% of our debt was fixed rate debt or variable rate debt subject to interest rate hedge agreements. See additional information regarding our interest rate hedge agreements under “Liquidity and Capital Resources – contractual obligations and commitments – Interest Rate Hedge Agreements.”  The remaining 21% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been calculated based on interest rates in effect as of December 31, 2011. See additional information regarding our debt under Note 6 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Ground lease obligations

Ground lease obligations as of December 31, 2011, included leases for 21 of our properties and six land development parcels.  These lease obligations have remaining lease terms from 22 to 99 years, excluding extension options.

Commitments

In addition to the above, as of December 31, 2011, remaining aggregate costs under contracts for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $255.3 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $57.3 million for certain investments over the next six years.

A wholly-owned subsidiary of the Company previously executed a ground lease, as ground lessee, for the development site in New York City located at and adjacent to 450 E. 29th Street.  That ground lease requires the construction of a second building approximating 407,000 rentable square feet to commence no later than October 31, 2013.  Commencement of construction of the second building includes, among other things, site preparation in order to accommodate a construction crane, erection of a construction crane, renewal of permits, and updating the construction plans and specifications. The ground lease provides further that substantial completion of the second building  occur by October 31, 2015, meaning satisfying conditions which include substantially completed construction in accordance with the plans and the issuance of either temporary or permanent certificates of occupancy for the core and shell.  The ground lease also provides that by October 31, 2016, the ground lessee obtain a temporary or permanent certificate of occupancy for the core and shell of both the first building (which has occurred) and the second building.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between both parties under the ground lease.  Lastly, if the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

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

Interest rate hedge agreements

We utilize interest rate hedge agreements, including interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured bank term loans.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate hedge agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of December 31, 2011 (in thousands):

					Notional Amount in
Transaction	Effective	Termination	Interest Pay	Fair Value	Effect as of December 31,
Date	Date	Date	Rate (1)	as of 12/31/11 (2)	2011	2012	2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(4,968)	$50,000	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2012	4.546	(1,559)	50,000	–	–
October 2007	October 31, 2007	September 30, 2013	4.642	(3,625)	50,000	50,000	–
October 2007	July 1, 2008	March 31, 2013	4.622	(1,298)	25,000	25,000	–
October 2007	July 1, 2008	March 31, 2013	4.625	(1,299)	25,000	25,000	–
December 2006	November 30, 2009	March 31, 2014	5.015	(7,494)	75,000	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023	(7,507)	75,000	75,000	75,000
December 2006	December 31, 2010	October 31, 2012	5.015	(3,879)	100,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(76)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(75)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(38)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(38)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495	(57)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508	(73)	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640	(136)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640	(131)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(72)	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(73)	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977	(301)	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976	(281)	–	–	250,000
Total				$(32,980)	$1,450,000	$1,050,000	$700,000

(1)

Interest pay rate represents the interest rate we will pay for one month LIBOR under the applicable interest rate swap agreement. This rate does not include any spread in addition to one month LIBOR that is due monthly as interest expense.

(2)	Including accrued interest and credit valuation (Accounting Standards Codification 820 – Fair Value Measurements and Disclosures) adjustment.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps & Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate hedge agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, our interest rate hedge agreements are spread among various counterparties.  As of December 31, 2011, the largest aggregate notional amount in effect at any single point in time with an individual counterparty was $375 million.  If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of December 31, 2011, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $33.0 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period that the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate hedge agreements.  For the years ended December 31, 2011, 2010, and 2009, approximately $21.5 million, $30.5 million, and $38.9 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $19.1 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Other resources and liquidity requirements

Under our current shelf registration statement filed with the Securities and Exchange Commission, we may offer common stock, preferred stock, debt, and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions, including as necessary to balance our use of incremental debt capital.

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

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities.

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

Inflation

As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on the consumer price index or another index. Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured line of credit and unsecured bank term loans.

Non-GAAP measures

Funds from operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of Funds from Operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among real estate investment trusts (“REITs”).  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We calculate FFO as net income (computed in accordance with GAAP), excluding gains from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The primary reconciling item between GAAP net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders is depreciation and amortization expense.  Our FFO may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$105,941	$104,974
Add:
Depreciation and amortization (1)	158,026	126,640	118,508
Net income attributable to noncontrolling interests	3,975	3,729	7,047
Net income attributable to unvested restricted stock awards	1,088	995	1,270
Subtract:
Gain on sales of property	(46)	(59,466)	(2,627)
FFO attributable to noncontrolling interests	(3,970)	(4,226)	(3,843)
FFO attributable to unvested restricted stock awards	(2,432)	(1,608)	(2,694)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	258,614	172,005	222,635
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Convertible Notes	21	7,781	11,943
Amounts attributable to unvested restricted stock awards	–	(22)	118
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders assuming effect of assumed conversion and dilutive securities	$258,635	$179,764	$234,696

(1)	Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

Adjusted funds from operations

Adjusted funds from operations (“AFFO”) is a non-GAAP financial measure we believe is a useful supplemental measure of our performance.  We compute AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders by adding to or deducting from FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (1) recurring and non-recurring capital expenditures required to maintain and re-tenant our properties; (2) second generation tenant improvements and leasing costs on re-tenanted and renewal space (excludes redevelopment expenditures); (3) capitalized income from development projects; (4) gains or losses on early extinguishment of debt; (5) amortization of loan fees, debt premiums/discounts and acquired above and below market leases; (6) effects of deferred rent/straight-line rent and deferred rent/straight-line rent on ground leases; (7) non-cash compensation expense related to restricted stock awards; and (8) other non-cash income or charges, including impairment charges.  AFFO is not intended to represent cash flow for the period, and is only intended to provide an additional measure of performance.  We believe that net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders is the most directly comparable GAAP financial measure to AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders.  Other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to AFFO calculated by other REITs. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table reconciles net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable GAAP financial measure, to AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$105,941	$104,974
Cumulative adjustments to calculate FFO (1)	156,641	66,064	117,661
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	258,614	172,005	222,635
Add/(deduct):
Major and recurring capital expenditures (2)	(2,531)	(1,332)	(1,934)
Tenant improvements and leasing costs (2)	(10,600)	(6,725)	(4,738)
Amortization of loan fees	9,300	7,892	7,958
Amortization of debt premiums/discounts	3,819	9,999	10,788
Amortization of acquired above and below market leases	(9,332)	(7,868)	(9,448)
Deferred rent/straight-line rent	(26,797)	(22,832)	(14,379)
Stock compensation	11,755	10,816	14,051
Capitalized income from development projects	3,973	5,688	6,498
Deferred rent/straight-line rent on ground leases	4,704	5,337	5,566
Loss on early extinguishment of debt	6,485	45,168	(11,254)
Impairment of real estate	994	–	–
Allocation to unvested restricted stock awards	74	(424)	(37)
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$250,458	$217,724	$225,706

(1)	See reconciling items for FFO presented under “Funds from operations”.
(2)	Excludes expenditures, tenant improvements, and leasing costs that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment before re-tenanting.

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used as a supplemental measure of operating performance.  Adjusted EBITDA (“Adjusted EBITDA”) is calculated as EBITDA excluding impairments, gains or losses from sales of real estate, gains or losses on early extinguishment of debt, and net stock compensation expenses.  We use EBITDA and Adjusted EBITDA as a supplemental measure of our performance.  We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, non-cash depreciation and amortization, impairments, gains or losses from sales of real estate, gains or losses on early extinguishment of debt, and net stock compensation expenses.  By excluding interest expense, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  EBITDA and Adjusted EBITDA have limitations as a measure of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, it does not represent net income or cash flow from operations as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table presents a reconciliation of net income, the most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$135,393	$139,022	$141,648
Interest expense — continuing operations	63,407	69,509	82,111
Interest expense — discontinued operations	36	133	162
Depreciation and amortization — continuing operations	157,526	126,033	117,246
Depreciation and amortization — discontinued operations	500	607	1,262
EBITDA	356,862	335,304	342,429
Stock compensation expense	11,755	10,816	14,051
Loss (gain) on early extinguishment of debt	6,485	45,168	(11,254)
Gain on sales of property	(46)	(59,466)	(2,627)
Impairment of real estate	994	–	–
Adjusted EBITDA	$376,050	$331,822	$342,599

Fixed charge coverage ratio

The fixed charge coverage ratio is useful to investors as a supplemental measure of the Company’s ability to satisfy fixed financing obligations and dividends on preferred stock.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees, and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation is not directly comparable to the calculation of the Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends included in Exhibit 12.1 to this annual report on Form 10-K.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31
	2011	2010
Interest expense — continuing operations	$63,407	$69,509
Interest expense — discontinued operations	36	133
Add: capitalized interest	61,056	72,835
Less: amortization of loan fees	(9,300)	(7,892)
Less: amortization of debt premium/discounts	(3,819)	(9,999)
Cash interest	111,380	124,586
Dividends on preferred stock	28,357	28,357
Fixed charges	$139,737	$152,943

Adjusted EBITDA	$376,050	$331,822
Fixed charge coverage ratio	2.7x	2.2x

Interest coverage ratio

Interest coverage ratio is the ratio of Adjusted EBITDA to cash interest. This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010
Interest expense — continuing operations	$63,407	$69,509
Interest expense — discontinued operations	36	133
Add: capitalized interest	61,056	72,835
Less: amortization of loan fees	(9,300)	(7,892)
Less: amortization of debt premium/discounts	(3,819)	(9,999)
Cash interest	111,380	124,586

Adjusted EBITDA	$376,050	$331,822
Interest coverage ratio	3.4x	2.7x

Net debt to adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of secured notes payable, unsecured line of credit, unsecured bank term loans, and unsecured convertible notes, less cash, cash equivalents, and restricted cash.  See Adjusted EBITDA for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31,
	2011	2010
Secured notes payable	$724,305	$790,869
Unsecured line of credit	370,000	748,000
Unsecured bank term loans	1,600,000	750,000
Unsecured convertible notes	84,959	295,293
Less: cash and cash equivalents	(78,539)	(91,232)
Less: restricted cash	(23,332)	(28,354)
Net debt	$2,677,393	$2,464,576

Adjusted EBITDA	$376,050	$331,822
Net debt to Adjusted EBITDA	7.1x	7.4x

Net debt to gross assets

Net debt to gross assets is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is calculated as described in Net debt to adjusted EBITDA.  Gross assets are equal to total assets plus accumulated depreciation, less cash, cash equivalents, and restricted cash.

The following table summarizes the calculation of net debt to gross assets as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31,
	2011	2010
Total assets	$6,574,129	$5,905,861
Add: accumulated depreciation	742,535	616,007
Less: cash and cash equivalents	(78,539)	(91,232)
Less: restricted cash	(23,332)	(28,354)
Gross assets	$7,214,793	$6,402,282

Net debt	$2,677,393	$2,464,576
Net debt to gross assets	37%	39%

Net operating income

See discussion of net operating income and reconciliation of net operating income to income from continuing operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results from operations.”

Same property net operating income

See discussion of Same Properties and reconciliation of net operating income to income from continuing operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results from operations.”

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as an additional measure of our ability to service unsecured obligations, including our unsecured line of credit and unsecured bank term loans.  Unencumbered net operating income represents net operating income derived from assets which are not subject to any mortgage, deed of trust, lien, or other security interest.  See the reconciliation of net operating income to income from continuing operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of operations.”

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010
Unencumbered net operating income	$277,822	$212,101
Encumbered net operating income	126,994	141,466
Total net operating income	$404,816	$353,567

Unencumbered net operating income as a percentage of total net operating income	69%	60%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate hedge agreements in effect on December 31, 2011 and 2010, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured line of credit and unsecured bank term loans, after considering the effect of our interest rate hedge agreements, would decrease annual future earnings by approximately $3.4 million and $5.4 million, respectively.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured line of credit and unsecured bank term loans, after considering the effect of our interest rate hedge agreements in effect on December 31, 2011 and 2010, would increase annual future earnings by approximately $1.4 million and $5.4 million, respectively.  A 1% increase in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would decrease their aggregate fair values by approximately $77.6 million and $49.5 million as of December 31, 2011 and 2010, respectively.  A 1% decrease in interest rates on our secured debt, unsecured convertible notes, and interest rate hedge agreements would increase their aggregate fair values by approximately $35.2 million and $44.4 million as of December 31, 2011 and 2010, respectively.

These amounts were determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in effect on December 31, 2011 and 2010.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of December 31, 2011 and 2010, would decrease their fair values by approximately $9.6 million and $8.4 million, respectively.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and income statements are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our income statement when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our operating assets outside the U.S. as of December 31, 2011, we estimate that a 10% increase in foreign currency rates relative to the U.S. dollar would increase annual future earnings by approximately $0.2 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.2 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, all foreign currency exchange rates do not always move in such a manner and actual results may differ materially.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2011, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework.” Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alexandria Real Estate Equities, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Alexandria Real Estate Equities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2011, and December 31, 2010 and the related consolidated statements of income, change in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 21, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2012 Proxy Statement”) under the captions ”Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2012 Proxy Statement under the caption “Board of Directors and Executive Officers–Executive Compensation Tables and Discussion.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2011:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	3,500	$42.93	1,178,441

The other information required by this Item is incorporated herein by reference from our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2012 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2012 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)        Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. as of December 31, 2011 and 2010	F-2

Consolidated Statements of Income of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2011, 2010, and 2009	F-3

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2011, 2010, and 2009	F-4

Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2011, 2010, and 2009	F-6

Notes to Consolidated Financial Statements of Alexandria Real Estate Equities, Inc.	F-7

Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.	F-40

(a)(3)  Exhibits

Exhibit Number	Exhibit Title

3.1 *	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997
3.2 *	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997
3.3*	Bylaws of the Company (as amended December 15, 2011), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 19, 2011
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

4.1 *		Specimen certificate representing shares of Common Stock, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 5, 2011
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

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee filed as an exhibit to the Company’s quarterly report on Form 10-Q, filed with the SEC on August 10, 2009

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

10.7 *	(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011
10.8 *	(1)

The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011

10.10 *	(1)

Amended and Restated Executive Employment Agreement between the Company and Joel S. Marcus, effective as of January 1, 2005, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on February 17, 2009

10.11*	(1)

Second Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2010, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 5, 2011

10.12	(1)	Summary of Director Compensation Arrangements
10.13 *

Second Amended and Restated Credit Agreement as of October 31, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.14 *

First Amendment to Second Amended and Restated Credit Agreement as of December 1, 2006, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries parties thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Citicorp North America as Syndication Agent, Eurohypo AG, New York Branch, Societe Generale, The Royal Bank of Scotland, PLC, Calyon, The Bank of Nova Scotia, UBS Loan Finance LLC, as Co-Documentation Agents, Banc of America Securities LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2007

10.15 *

Second Amendment to Second Amended and Restated Credit Agreement as of May 2, 2007, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., ARE Acquisitions, LLC, and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, Citicorp North America Inc. as Syndication Agent, The Bank of Nova Scotia, The Royal Bank of Scotland, PLC, Eurohypo AG, New York Branch, and HSH Nordbank AG New York Branch, as Co-Documentation Agents, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2007

10.16 *

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as Exhibit 4.9 to Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009

10.17 *

Escrow Agreement, dated as of December 17, 2010, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, certain lenders, and Moore & Van Allen, PLLC, as Escrow Agent, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011

10.18 *

Third Amendment to Second Amended and Restated Credit Agreement, dated as of January 28, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Co-Syndication Agents, The Bank of Nova Scotia, Barclays Bank PLC, Royal Bank of Scotland, and RBC Bank as Co-Documentation Agents, and certain lenders, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011

10.19 *		Form of Indemnification Agreement between the Company and each of its directors and officers, filed as an exhibit to the Company’s annual report on Form 10-K, filed with the SEC on March 1, 2011
10.20 *	(1)	Anniversary Bonus Plan of the Company, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 17, 2010
10.21 *

Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2011

10.22 *

Third Amended and Restated Executive Employment Agreement, dated as of October 25, 2011, between the Company and Stephen A. Richardson, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2011

10.23 *

Amended and Restated Term Loan Agreement, dated as of June 30, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Citibank, N.A., as Administrative Agent, RBC Capital Markets and Royal Bank of Scotland PLC as Co-Syndication Agents, Bank of Nova Scotia and Compass Bank as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Running Managers, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 7, 2011

10.24

Term Loan Agreement, dated as of December 6, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Royal Bank of Canada and The Bank of Nova Scotia as Co-Documentation Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as joint lead arrangers and joint lead book runners

11.1		Computation of Per Share Earnings (included in Note 10 to the Consolidated Financial Statements)
12.1		Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1 *

The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 Regulation S-K), filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2010

21.1		List of Subsidiaries of the Company
23.1		Consent of Ernst & Young LLP
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0		Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii)  Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows, for the years ended December 31, 2011, 2010, and 2009, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.

(*)  Incorporated by reference.

(1)  Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

Dated: February 21, 2012	By:	/s/ Joel S. Marcus
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

Signature	Title	Date

/s/ Joel S. Marcus	Chairman of the Board of Directors and Chief Executive
Joel S. Marcus	Officer (Principal Executive Officer)	February 21, 2012

/s/ Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Chief
Dean A. Shigenaga	Accounting Officer)	February 21, 2012

/s/ Richard B. Jennings
Richard B. Jennings	Lead Director	February 10, 2012

/s/ John L. Atkins, III
John L. Atkins, III	Director	February 14, 2012

/s/ Richard H. Klein
Richard H. Klein	Director	February 14, 2012

/s/ James H. Richardson
James H. Richardson	Director	February 14, 2012

/s/ Martin A. Simonetti
Martin A. Simonetti	Director	February 14, 2012

/s/ Alan G. Walton
Alan G. Walton	Director	February 11, 2012

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 21, 2012

Alexandria Real Estate Equities, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,
	2011	2010
Assets
Investments in real estate	$6,750,975	$6,060,821
Less: accumulated depreciation	(742,535)	(616,007)
Investments in real estate, net	6,008,440	5,444,814
Cash and cash equivalents	78,539	91,232
Restricted cash	23,332	28,354
Tenant receivables	7,480	5,492
Deferred rent receivable	142,097	116,849
Deferred leasing and financing costs, net	135,550	89,046
Investments	95,777	83,899
Other assets	82,914	46,175
Total assets	$6,574,129	$5,905,861

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$724,305	$790,869
Unsecured line of credit	370,000	748,000
Unsecured bank term loans	1,600,000	750,000
Unsecured convertible notes	84,959	295,293
Accounts payable, accrued expenses, and tenant security deposits	325,393	304,257
Dividends payable	36,579	31,114
Total liabilities	3,141,236	2,919,533

Commitments and contingencies

Redeemable noncontrolling interests	16,034	15,920

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
8.375% Series C cumulative redeemable preferred stock, $0.01 par value per share, 5,750,000 shares authorized; 5,185,500 shares issued and outstanding as of December 31, 2011 and 2010; $25 liquidation value per share	129,638	129,638
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of December 31, 2011 and 2010; $25 liquidation value per share	250,000	250,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 61,560,472 and 54,966,925 issued and outstanding as of December 31, 2011 and 2010, respectively	616	550
Additional paid-in capital	3,028,558	2,566,238
Retained earnings	–	734
Accumulated other comprehensive loss	(34,511)	(18,335)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,374,301	2,928,825
Noncontrolling interests	42,558	41,583
Total equity	3,416,859	2,970,408
Total liabilities, noncontrolling interests, and equity	$6,574,129	$5,905,861

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Income

(In thousands, except per share information)

	Year Ended December 31,
	2011	2010	2009
Revenues
Rental	$431,359	$367,184	$366,731
Tenant recoveries	136,322	113,351	102,968
Other income	5,762	5,213	11,854
Total revenues	573,443	485,748	481,553

Expenses
Rental operations	168,627	132,181	122,138
General and administrative	41,163	34,383	36,296
Interest	63,407	69,509	82,111
Depreciation and amortization	157,526	126,033	117,246
Total expenses	430,723	362,106	357,791
Income from continuing operations before loss on early extinguishment of debt	142,720	123,642	123,762

(Loss) gain on early extinguishment of debt	(6,485)	(45,168)	11,254
Income from continuing operations	136,235	78,474	135,016

(Loss) income from discontinued operations, net	(888)	1,106	6,632

Gain on sales of land parcels	46	59,442	-
Net income	135,393	139,022	141,648

Net income attributable to noncontrolling interests	3,975	3,729	7,047
Dividends on preferred stock	28,357	28,357	28,357
Net income attributable to unvested restricted stock awards	1,088	995	1,270
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$105,941	$104,974
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$1.75	$2.17	$2.55
Discontinued operations, net	(0.02)	0.02	0.17
Earnings per share – basic	$1.73	$2.19	$2.72
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$1.75	$2.17	$2.55
Discontinued operations, net	(0.02)	0.02	0.17
Earnings per share – diluted	$1.73	$2.19	$2.72

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Comprehensive Income
Balance as of December 31, 2008	$129,638	$250,000	31,899,037	$319	$1,407,294	$-	$(87,241)	$41,090	$1,741,100	$33,963
Net income	-	-	-	-	-	134,601	-	2,299	136,900	4,748	$141,648
Unrealized gain on marketable securities	-	-	-	-	-	-	1,620	-	1,620	-	1,620
Unrealized gain (loss) on interest rate hedge agreements	-	-	-	-	-	-	30,499	-	30,499	(80)	30,419
Foreign currency translation	-	-	-	-	-	-	21,392	(9)	21,383	-	21,383
Comprehensive income											195,070
Comprehensive income attributable to noncontrolling interests											6,958
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.											$188,112
Contributions by noncontrolling interests	-	-	-	-	-	-	-	300	300	5,255
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,450)	(2,450)	(1,393)
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,052)
Issuance of common stock, net of offering costs	-	-	11,600,000	116	488,047	-	-	-	488,163	-
Issuances pursuant to stock plan	-	-	347,013	3	25,786	-	-	-	25,789	-
Equity component related to unsecured convertible notes (see Note 6)	-	-	-	-	25,924	-	-	-	25,924	-
Dividends declared on preferred stock	-	-	-	-	-	(28,357)	-	-	(28,357)	-
Dividends declared on common stock	-	-	-	-	-	(76,233)	-	-	(76,233)	-
Earnings in excess of distributions	-	-	-	-	30,011	(30,011)	-	-	-	-
Balance as of December 31, 2009	$129,638	$250,000	43,846,050	$438	$1,977,062	$-	$(33,730)	$41,230	$2,364,638	$41,441
Net income	-	-	-	-	-	135,293	-	2,501	137,794	1,228	$139,022
Unrealized loss on marketable securities	-	-	-	-	-	-	(1,123)	-	(1,123)	-	(1,123)
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	5,236	-	5,236	80	5,316
Foreign currency translation	-	-	-	-	-	-	11,282	24	11,306	-	11,306
Comprehensive income											154,521
Comprehensive income attributable to noncontrolling interests											3,833
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.											$150,688
Contributions by noncontrolling interests	-	-	-	-	-	-	-	723	723	674
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,895)	(2,895)	(1,331)
Redemptions of redeemable noncontrolling interests	-	-	-	-	(179)	-	-	-	(179)	(2,167)
Deconsolidation of investment in real estate entity	-	-	-	-	-	-	-	-	-	(24,005)
Exchange of 8.00% Unsecured Convertible Notes	-	-	5,620,256	56	196,100	-	-	-	196,156	-
Issuance of common stock, net of offering costs	-	-	5,175,000	52	342,290	-	-	-	342,342	-
Issuances pursuant to stock plan	-	-	325,619	4	22,065	-	-	-	22,069	-
Dividends declared on preferred stock	-	-	-	-	-	(28,357)	-	-	(28,357)	-
Dividends declared on common stock	-	-	-	-	-	(77,302)	-	-	(77,302)	-
Earnings in excess of distributions	-	-	-	-	28,900	(28,900)	-	-	-	-
Balance as of December 31, 2010	$129,638	$250,000	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Comprehensive Income
Balance as of December 31, 2010 (continued from previous page)	$129,638	$250,000	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920
Net income	-	-	-	-	-	131,418	-	2,657	134,075	1,318	$135,393
Unrealized loss on marketable securities	-	-	-	-	-	-	(2,323)	-	(2,323)	-	(2,323)
Unrealized gain on interest rate hedge agreements	-	-	-	-	-	-	11,827	-	11,827	-	11,827
Foreign currency translation	-	-	-	-	-	-	(25,680)	25	(25,655)	50	(25,605)
Comprehensive income											119,292
Comprehensive income attributable to noncontrolling interests											4,050
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.											$115,242
Contributions by noncontrolling interests	-	-	-	-	-	-	-	1,000	1,000	9
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,707)	(2,707)	(1,263)
Equity component related to repurchase of unsecured convertible notes (see Note 6)	-	-	-	-	(2,981)	-	-	-	(2,981)	-
Issuance of common stock, net of offering costs	-	-	6,250,651	63	451,476	-	-	-	451,539	-
Issuances pursuant to stock plan	-	-	342,896	3	22,383	-	-	-	22,386	-
Dividends declared on preferred stock	-	-	-	-	-	(28,357)	-	-	(28,357)	-
Dividends declared on common stock	-	-	-	-	-	(112,353)	-	-	(112,353)	-
Distributions in excess of earnings	-	-	-	-	(8,558)	8,558	-	-	-	-
Balance as of December 31, 2011	$129,638	$250,000	61,560,472	$616	$3,028,558	$-	$(34,511)	$42,558	$3,416,859	$16,034

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$135,393	$139,022	$141,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,026	126,640	118,508
Loss (gain) on early extinguishment of debt	6,485	45,168	(11,254)
Amortization of loan fees and costs	9,300	7,892	7,958
Amortization of debt premiums/discounts	3,819	9,999	10,788
Amortization of acquired above and below market leases	(9,332)	(7,868)	(9,448)
Deferred rent	(26,797)	(22,832)	(14,379)
Stock compensation expense	11,755	10,816	14,051
Equity in income related to investments	–	(48)	(39)
Gain on sales of investments	(4,846)	(2,302)	(3,442)
Loss on sales of investments	1,795	722	1,342
Gain on sales of land parcels	(46)	(59,442)	–
Gain on sales of real estate	–	(24)	(2,627)
Non-cash impairment on real estate	994	–	–
Changes in operating assets and liabilities:
Restricted cash	(465)	1,679	(1,733)
Tenant receivables	(2,359)	(1,301)	2,551
Deferred leasing costs	(56,226)	(27,577)	(36,831)
Other assets	(22,359)	(1,839)	14,717
Accounts payable, accrued expenses, and tenant security deposits	41,823	8,720	(24,856)
Net cash provided by operating activities	246,960	227,425	206,954

Investing Activities
Additions to properties	(430,038)	(423,930)	(443,085)
Purchase of properties	(305,030)	(301,709)	–
Proceeds from sales of properties	20,078	275,979	18,021
Change in restricted cash related to construction projects	(2,183)	18,178	25,760
Contributions to unconsolidated real estate entity	(5,256)	(3,016)	–
Transfer of cash to unconsolidated real estate entity upon deconsolidation	–	(154)	–
Additions to investments	(27,999)	(15,226)	(12,895)
Proceeds from investments	16,849	4,714	5,633
Net cash used in investing activities	(733,579)	(445,164)	(406,566)

Financing Activities
Proceeds from secured notes payable	–	–	121,960
Principal reductions of secured notes payable	(66,849)	(129,938)	(266,875)
Principal borrowings from unsecured line of credit and unsecured bank term loans	2,756,000	854,000	696,000
Repayments of borrowings from unsecured line of credit	(2,284,000)	(582,000)	(895,000)
Proceeds from issuance of unsecured convertible notes	–	–	232,950
Payment on exchange of 8.00% Unsecured Convertible Notes	–	(43,528)	–
Repurchase of unsecured convertible notes	(221,439)	(97,309)	(59,204)
Change in restricted cash related to financings	7,311	(1,853)	(3,222)
Deferred financing costs paid	(27,316)	(5,273)	(5,085)
Proceeds from issuance of common stock	451,539	342,342	488,163
Proceeds from exercise of stock options	2,117	2,877	3,017
Dividends paid on common stock	(106,889)	(67,874)	(86,652)
Dividends paid on preferred stock	(28,357)	(28,357)	(28,357)
Contributions by redeemable noncontrolling interests	9	674	5,255
Distributions to redeemable noncontrolling interests	(1,263)	(1,331)	(1,393)
Redemption of redeemable noncontrolling interests	–	(2,346)	(1,052)
Contributions by noncontrolling interests	1,000	723	300
Distributions to noncontrolling interests	(2,707)	(2,895)	(2,450)
Net cash provided by financing activities	479,156	237,912	198,355

Effect of exchange rate changes on cash and cash equivalents	(5,230)	431	724

Net (decrease) increase in cash and cash equivalents	(12,693)	20,604	(533)
Cash and cash equivalents at beginning of period	91,232	70,628	71,161
Cash and cash equivalents at end of period	$78,539	$91,232	$70,628

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest, net of interest capitalized	$52,324	$57,198	$63,247

The accompanying notes are an integral part of these consolidated financial statements

Alexandria Real Estate Equities, Inc.

Notes to Consolidated Financial Statements

1. Background

As used in this annual report on Form 10-K, references to the “Company,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner and preeminent real estate investment trust (“REIT”), and leading life science real estate company, focused principally on science-driven cluster development through the ownership, operation, management, and selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, medical device, product, and service entities, and government agencies. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities, driving growth and technological advances within each cluster.  Our asset base contains 173 properties approximating 15.3 million rentable square feet consisting of the following, as of December 31, 2011:

Rentable square feet	Rentable Square Feet
Operating properties	13,567,997
Development properties	818,020
Redevelopment properties	919,857
Total	15,305,874

As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on the consumer price index or another index.  Any references to the number of buildings, square footage, number of leases, occupancy, and annualized base rent percentages in the notes to consolidated financial statements are unaudited.

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

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have five operating properties in Canada, and construction projects in China and India.  The functional currencies for our foreign subsidiaries are the local currencies in each respective country.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are included in accumulated other comprehensive loss as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses included in accumulated other comprehensive loss will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Rental properties, net, land held for future development, construction in progress, and discontinued operations

We recognize assets acquired (including the intangible value to above or below market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any non controlling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any non controlling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  In addition, acquisition-related costs and restructuring costs are expensed as incurred.

The values allocated to land improvements, buildings, building improvements, tenant improvements, and equipment are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the shorter of the term of the respective ground lease or up to 40 years for buildings and building improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment.  The values of acquired above and below market leases are amortized over the lives of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are included in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

We are required to capitalize direct construction; development costs, including predevelopment costs; interest; property taxes; insurance; and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project.  Capitalization of construction, development, and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance and demolition are expensed as incurred.

2. Basis of presentation and summary of significant accounting policies (continued)

Rental properties, net, land held for future development, construction in progress, and discontinued operations (continued)

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”; its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income; and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

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

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model; under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.

Variable interest entity

We consolidate a variable interest entity (“VIE”) if it is determined that we are the primary beneficiary, an evaluation that we perform on an ongoing basis.  A VIE is broadly defined as an entity in which either (1) the equity investors as a group, if any, do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE.  Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable.  Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.

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

Restricted cash

Restricted cash primarily consists of funds held in trust under the terms of our secured bank loans, funds held in escrow related to our capital expenditures, and funds held for various other deposits.

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2011 and 2010, our ownership percentage in the voting stock of each individual entity was less than 10%.

Individual investments are evaluated for impairment when changes in conditions exist that may indicate an impairment. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate its fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.

Leasing costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease.  Costs related to unsuccessful leasing opportunities are expensed.

2. Basis of presentation and summary of significant accounting policies (continued)

Loan fees and costs

Fees and costs incurred in obtaining long-term financing are capitalized. Capitalized amounts are amortized over the term of the related loan and the amortization is included in interest expense in the accompanying consolidated statements of income.

Interest rate hedge agreements

We utilize interest rate hedge agreements, including interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured line of credit and unsecured bank term loans.  We recognize our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the hedged exposure, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges. Our interest rate swap agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of our interest rate hedge agreements that are designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income.  The amount is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.

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

2. Basis of presentation and summary of significant accounting policies (continued)

Rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We include amounts currently recognized as income, and expected to be received in later years, in deferred rent receivable in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are included as deferred rent in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due.  We recognize additional bad debt expense in future periods if a tenant fails to make a contractual payment beyond any allowance.  As of December 31, 2011 and 2010, we had no allowance for estimated losses.

Interest income

Interest income was approximately $852,000, $750,000, and $1,503,000 in the years ended December 31, 2011, 2010, and 2009, respectively, and is included in other income in the accompanying consolidated statements of income.

Stock-based compensation expense

We have historically issued two forms of stock-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted stock awards.  We have not granted any options since 2002.  We recognize all stock-based compensation in the income statement based on the grant date fair value.  The fair value of restricted stock awards is recorded based on the market value of the common stock on the grant date and such cost is then recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We are required to compute stock-based compensation based on awards that are ultimately expected to vest and as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited.

Impact of recently issued accounting standards

In July 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) (collectively the “Boards”) reissued a joint proposal for a new standard for lease accounting by both lessors and lessees, which was first issued in August 2010.  The lease accounting proposal is anticipated to result in differences from existing GAAP.  Leases would no longer be classified as operating or capital leases and all leases would be recorded on balance sheets using a financing model, except for leases with terms of one year or less.  Lessees would no longer recognize lease expense on a straight-line basis, and rent expense might be higher in earlier periods of the lease term.  Reassessment of key considerations such as lease term or residual value guarantees would be required throughout the life of a lease.  The Boards have tentatively decided that lessors should apply a single approach to all leases and recognize a lease receivable and a residual asset for each lease, except for leases of one year or less or leases of investment property carried at fair value.  Certain lessors would be excluded from this accounting, including lessors meeting the definition of an investment property entity or investment company and would recognize investment properties at fair value with changes in fair value recognized in the consolidated statements of income.  No date has yet been proposed for the issuance of a final standard, and the effective date has not yet been determined.  We anticipate that the adoption of the final standard may have a material impact on our consolidated financial statements.

2. Basis of presentation and summary of significant accounting policies (continued)

Impact of recently issued accounting standards (continued)

In October 2011, the FASB proposed a new standard for entities that invest primarily in real estate properties and meet other criteria.  An entity that qualifies as an investment property entity (“IPE”) would measure real estate investment property at fair value, with changes in fair value reported in net income.  The proposed definition of an IPE requires meeting specific criteria, including (1) substantially all of the entity’s business activities are investing in real estate properties, (2)  the express business purpose of the entity is to invest in real estate properties for total return, including capital appreciation, (3) ownership of the entity is represented by units of investment, in the form of equity or partnership interests, to which a portion of net assets are attributed, (4) there must be significant pooling of funds of investors unrelated to the IPE’s parent, if a parent exists, and (5) the entity must provide financial results about activities to investors.  The proposed definition of an IPE will likely evolve during the review of the proposed standard and therefore it is unclear today if the Company will qualify as an IPE.  If we do not meet the definition of an IPE, we may be required to evaluate if we will be subject to investment company accounting rules. Investment companies are subject to fair value accounting and are expected to be excluded from the proposed lessor accounting in the paragraph above.  The proposal requires IPEs to recognize rental revenue when received or or when receivable pursuant to the contractual terms of the lease, thereby eliminating rental revenue recognition on a straight-line basis.  IPEs will not follow the proposed lessor accounting in the paragraph above.  The proposal requires an IPE to separately present on its financial statements (1) rental revenue from investment properties, (2) rental operating expenses from investment properties, (3) fair value of investment properties, and (4) debt related to investment properties.  The FASB’s proposal, if adopted, would represent a significant change from our current accounting model.  No date has yet been proposed for the issuance of a final standard, and the effective date has not yet been determined.  We anticipate that the adoption of the final standard may have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) to substantially converge the guidance in GAAP and IFRS on fair value measurements and disclosures.  The ASU changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820, Fair Value Measurement, including (1) the application of the concepts of highest and best use and valuation premise, (2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis, (3) the incorporation of certain premiums and discounts in fair value measurements, and (4) the measurement of the fair value of certain instruments classified in stockholders’ equity.  In addition, the ASU includes several new fair value disclosure requirements, such as information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012. We anticipate that the adoption of the ASU may affect valuation methodologies, however we do not expect the adoption of the final standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an ASU to make presentation of items within other comprehensive income (“OCI”) more prominent.  Entities are required to present items of net income, items of OCI, and total comprehensive income either in a single continuous statement or in two separate but consecutive statements.  There no longer exists the option to present OCI in the statement of changes in stockholders’ equity.  In December 2011, the FASB decided to defer the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements.  Reclassifications out of accumulated other comprehensive income (“AOCI”) will be presented either on the face of the financial statement in which OCI is presented or disclosed in the notes to the financial statements.  This deferral does not change the requirement to present items of net income, items of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We will adopt the ASU in the first quarter of fiscal 2012.  We anticipate the adoption of the ASU will not materially affect the presentation of our consolidated financial statements.

3.      Investments in real estate, net

Our investments in real estate, net, consisted of the following as of December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011		2010
	Book Value	Square Footage	Book Value	Square Footage
Rental properties	$5,112,759	13,567,997	$4,546,769	12,429,758
Less: accumulated depreciation	(742,535)		(616,007)
Rental properties, net	4,370,224		3,930,762

Construction in progress (“CIP”)/ current value-added projects:
Active development	198,644	818,020	134,758	475,818
Active redevelopment	281,555	919,857	248,651	755,463
Projects in India and China	106,775	817,000	98,327	973,000
Generic infrastructure/building improvement projects	92,338	–	–	–
	679,312	2,554,877	481,736	2,204,281
Land/future value-added projects:
Land held for future development	341,678	10,939,000	431,838	8,328,000
Land undergoing preconstruction activities (additional CIP) (1)	574,884	2,668,000	563,800	3,014,000
	916,562	13,607,000	995,638	11,342,000
Investment in unconsolidated real estate entity	42,342	414,000	36,678	428,000
Investments in real estate, net (2)	$6,008,440	30,143,874	$5,444,814	26,404,039

(1)

We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space. If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development. The two largest projects included in preconstruction as of December 31, 2011, consist of our 1.6 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

(2)

In addition to assets included in our investments of real estate, net, we also hold options/rights for parcels supporting approximately 3.0 million developable square feet. These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) the right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

Rental properties, net, land held for future development, and construction in progress

As of December 31, 2011 and 2010, we had various projects classified as construction in progress, including development and redevelopment projects, projects in India and China, and land undergoing preconstruction activities.  As of December 31, 2011 and 2010, we had 818,020 and 475,818 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science properties.  Additionally, as of December 31, 2011 and 2010, we had 919,857 and 755,463 rentable square feet, respectively, undergoing active redevelopment.  We also had construction projects in India and China aggregating approximately 817,000 and 973,000 rentable square feet as of December 31, 2011 and 2010, respectively.  We are required to capitalize project costs, indirect project costs, and interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.

3.      Investments in real estate, net (continued)

Rental properties, net, land held for future development, and construction in progress (continued)

Additionally, as of December 31, 2011 and 2010, we had approximately $341.7 million and $431.8 million, respectively, of land held for future development, aggregating 10.9 million and 8.3 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future, but on which, as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred. Additionally, as of December 31, 2011 and 2010, we had an aggregate of 2.7 million and 3.0 million rentable square feet, respectively, undergoing preconstruction activities (consisting of Building Information Modeling [3-D virtual modeling], design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space. If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.6 million developable square feet at Alexandria Center™ at Kendall Square in Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

Minimum lease payments to be received under the terms of the operating lease agreements, in effect as of December 31, 2011, are outlined in the table below (in thousands).  These amounts exclude expense reimbursements.

Year	Amount
2012	$370,344
2013	364,752
2014	342,160
2015	304,731
2016	279,586
Thereafter	1,319,210
$2,980,783

3.  Investments in real estate, net (continued)

Rental properties, net, land held for future development, and construction in progress (continued)

The values of acquired above and below market leases, net of related amortization as of December 31, 2011 and 2010, were as follows (in thousands):

	December 31,
	2011	2010
Value of acquired above and below market leases	$55,599	$55,599
Accumulated amortization	(37,678)	(28,333)
Value of acquired above and below market leases, net	$17,921	$27,266

For the years ended December 31, 2011, 2010, and 2009, we recognized a net increase in rental income of approximately $9.3 million, $7.9 million, and $9.4 million, respectively, related to the amortization of acquired above and below market leases.  The weighted average amortization period of acquired above and below market leases was approximately 3.4 years as of December 31, 2011.  The estimated annual amortization of the value of acquired above and below market leases for each of the five succeeding years is as follows (in thousands):

Year	Amount
2012	$3,200
2013	3,316
2014	3,223
2015	3,011
2016	2,641

The values of our other identified intangible assets (primarily acquired in-place leases, net of related amortization), are included in other assets in the accompanying consolidated balance sheets. As of December 31, 2011 and 2010, these amounts were as follows (in thousands):

	December 31,
	2011	2010
Value of acquired in-place leases	$46,655	$32,599
Accumulated amortization	(25,072)	(22,562)
Value of acquired in-place leases, net	$21,583	$10,037

Amortization for these intangible assets, included in depreciation and amortization expense in the accompanying consolidated statements of income, was approximately $3.4 million, $3.2 million, and $4.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively.  As of December 31, 2011, the estimated annual amortization expense for in-place leases is expected to be recognized over a weighted average period of approximately 10.0 years, and is as follows for each of the five succeeding years (in thousands):

Year	Amount
2012	$2,863
2013	2,537
2014	2,238
2015	2,081
2016	1,879

3.  Investments in real estate, net (continued)

Investment in unconsolidated real estate entity

During the year ended December 31, 2007, we formed an entity with a development partner for the purpose of owning, developing, leasing, managing, and operating a development parcel supporting a future building aggregating 414,000 rentable square feet.  The development parcel serves as collateral for a non-recourse secured loan due in March 2012 with an outstanding balance of $38.4 million as of December 31, 2011 and 2010. We also have an option to extend the maturity date to April 2013.  During the year ended December 31, 2009, the entity entered into an interest rate cap agreement related to the secured note with a notional amount approximating $38.4 million effective May 15, 2009 and terminating on January 3, 2012.  The agreement sets a ceiling on one month LIBOR at 2.50% related to the secured note. As of December 31, 2011, our investment in the unconsolidated entity was approximately $42.3 million.

Our investment in the unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to this entity are allocated in accordance with the operating agreement.  When circumstances indicate there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine that the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.  As of December 31, 2011, there were no indications of a reduction in the value of our investment in the unconsolidated real estate entity.

4. Deferred leasing and financing costs

The following table summarizes our deferred leasing and financing costs, net as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred leasing costs	$229,196	$171,715
Accumulated amortization	(124,662)	(98,385)
Deferred leasing costs, net	$104,534	$73,330

Deferred financing costs	$82,097	$60,078
Accumulated amortization	(51,081)	(44,362)
Deferred financing costs, net	$31,016	$15,716

5.  Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. The following table summarizes our “available for sale” securities as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Adjusted cost of “available for sale” securities	$2,401	$1,876
Gross unrealized gains	4,206	6,196
Gross unrealized losses	(372)	(39)
Fair value of “available for sale” securities	$6,235	$8,033

Investments in “available for sale” securities with gross unrealized losses as of December 31, 2011, had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of our investment.  We believe that these unrealized losses are temporary and accordingly we have not recognized an other-than-temporary impairment related to “available for sale” securities as of December 31, 2011.

The following table outlines our investment in privately held entities as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Investments accounted for under the equity method	$32	$82
Investments accounted for under the cost method	89,510	75,784
Total investment in privately held entities	$89,542	$75,866

As of December 31, 2011 and 2010, there were no unrealized losses in our investments in privately held entities.

The following table outlines our net investment income, which is included in other income in the accompanying consolidated statements of income for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Equity in income related to equity method investments	$–	$48	$39
Gross realized gains	4,846	2,302	3,442
Gross realized losses	(1,795)	(722)	(1,342)
Net investment income	$3,051	$1,628	$2,139

Amount reclassified from accumulated other comprehensive income to realized gains, net	$2,561	$1,415	$2,272

6. Secured and unsecured debt

The following tables summarize secured and unsecured debt as of December 31, 2011 (in thousands):

	Secured Notes Payable			Unsecured Debt
	Our Share	Noncontrolling Interests’ Share	Total Consolidated	Line of Credit and Bank Term Loans	Convertible Notes
2012	$10,493	$364	$10,857	$250,000	$84,801
2013	51,869	384	52,253	–	–
2014	284,731	20,869	305,600	–	250
2015	7,171	–	7,171	370,000	–
2016	233,454	–	233,454	750,000	–
Thereafter	115,790	–	115,790	600,000	–
Subtotal	$703,508	$21,617	725,125	1,970,000	85,051
Unamortized discounts			(820)	–	(92)
Total			$724,305	$1,970,000	$84,959

	Fixed Rate/ Hedged	Floating Rate	Total	Percentage of Outstanding Balance	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term
Secured notes payable	$647,585	$76,720	$724,305	26.1%	5.77%	4.1 Years
Unsecured line of credit (2)	–	370,000	370,000	13.3	2.59	3.1 Years	(3)
2012 Unsecured Bank Term Loan	250,000	–	250,000	9.0	5.63	0.8 Years	(3)
2016 Unsecured Bank Term Loan	750,000	–	750,000	27.0	3.28	4.5 Years	(3)
2017 Unsecured Bank Term Loan	450,000	150,000	600,000	21.6	1.93	5.1 Years	(3)
Unsecured convertible notes	84,959	–	84,959	3.0	5.97	15.0 Days	(4)
Total debt	$2,182,544	$596,720	$2,779,264	100.0%	3.84%	3.9 Years

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate hedge agreements on our secured notes payable, unsecured line of credit, unsecured bank term loans, and unsecured convertible notes. The weighted average interest rate excludes bank fees and amortization of loan fees. See also Note 8, Interest rate hedge agreements. The weighted average interest rate related to outstanding borrowings for our unhedged floating rate debt is based upon one-month LIBOR. The interest rate resets periodically and will vary in future periods.

(2)

Total commitments available for borrowing aggregate $1.5 billion under our unsecured line of credit. As of December 31, 2011, we had $1.1 billion available for borrowing under our unsecured line of credit.

(3)

Our unsecured line of credit and unsecured bank term loans may be repaid prior to the maturity dates of these loans without a prepayment penalty. The maturity dates of these loans are as follows, assuming we exercise our sole right to extend the maturity dates:

	Stated Maturity Date	Extension Option	Extended Maturity Date
Unsecured line of credit	January 2014	Two extensions of 6 months each	January 2015
2012 Unsecured Bank Term Loan	October 2012	N/A	October 2012
2016 Unsecured Bank Term Loan	June 2015	One year	June 2016
2017 Unsecured Bank Term Loan	January 2016	One year	January 2017

Each extension option shown above represents extensions at our sole election with delivery of notice to our lenders. Interest on outstanding borrowings under our unsecured line of credit or unsecured bank term loans are based upon our election of LIBOR for one, two, three, or six months plus an applicable margin.

(4)

During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% unsecured convertible notes (“3.70% Unsecured Convertible Notes”) at par, pursuant to options exercised by holders thereof under the indenture governing the notes. Approximately $1.0 million of our 3.70% Unsecured Convertible Notes remained outstanding as of February 21, 2012.

6. Secured and unsecured debt (continued)

Secured notes payable

Future principal payments due on secured notes payable as of December 31, 2011, were as follows (in thousands):

Description	Maturity Date	Type	Stated Rate	Effective Rate (1)	Amount
Other scheduled principal repayments/amortization					$10,857
2012 Total					$10,857

California – San Diego	3/1/13	Insurance Co.	6.21%	6.21%	$7,934
Suburban Washington, D.C.	9/1/13	CMBS	6.36	6.36	26,093
California – San Francisco	11/16/13	Other	6.14	6.14	7,527
Other scheduled principal repayments/amortization					10,699
2013 Total					$52,253

Suburban Washington, D.C.	4/20/14	Bank	2.29%	2.29%	$76,000
Greater Boston	4/1/14	Insurance Co.	5.26	5.59	208,685
San Diego	7/1/14	Bank	6.05	4.88	6,458
San Diego	11/1/14	Bank	5.39	4.00	7,495
Washington – Seattle	11/18/14	Other	5.90	5.90	240
Other scheduled principal repayments/amortization					6,722
2014 Total					$305,600

Other scheduled principal repayments/amortization					$7,171
2015 Total					$7,171

California – San Diego, San Francisco, and Greater Boston	1/1/16	CMBS	5.73%	5.73%	$75,501
Greater Boston and NYC/New Jersey/Suburban Philadelphia	4/1/16	CMBS	5.82	5.82	29,389
California – San Francisco	8/1/16	CMBS	6.35	6.35	126,715
Other scheduled principal repayments/amortization					1,849
2016 Total					$233,454

Thereafter					115,790
Subtotal					725,125
Unamortized discounts					(820)
Total					$724,305

(1)	Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts. The effective rate excludes bank fees and amortization of loan fees.

6. Secured and unsecured debt (continued)

Unsecured line of credit and unsecured bank term loans

The following tables summarize balances outstanding under our unsecured line of credit and unsecured bank term loans as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Balance	Applicable Margin	Interest Rate (1)	Maturity Date
Unsecured line of credit	$370,000	2.30%	2.59%	January 2015
2012 Unsecured Bank Term Loan	250,000	0.70%	5.63%	October 2012
2016 Unsecured Bank Term Loan	750,000	1.65%	3.28%	June 2016
2017 Unsecured Bank Term Loan	600,000	1.50%	1.93%	January 2017
	$1,970,000

	December 31, 2010
	Balance	Applicable Margin	Interest Rate (1)
Unsecured line of credit	$748,000	1.00%	1.26%
2012 Unsecured Bank Term Loan	750,000	1.00%	4.41%
	$1,498,000

(1)   Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts. The interest rate excludes bank fees and amortization of loan fees.

Unsecured credit facility

In January 2011, we entered into a third amendment (the “Third Amendment”) to our second amended and restated credit agreement dated October 31, 2006, as further amended on December 1, 2006, and May 2, 2007 (the “Prior Credit Agreement,” and as amended by the Third Amendment, the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain lenders. The Third Amendment amended the Prior Credit Agreement to, among other things, increase the maximum permitted borrowings under the unsecured line of credit from $1.15 billion to $1.5 billion, plus a $750 million unsecured bank term loan (the “2012 Unsecured Bank Term Loan” and together with the unsecured line of credit, the “Unsecured Credit Facility”) and provided an accordion option to increase commitments under the Unsecured Credit Facility by up to an additional $300 million.  Borrowings under the Unsecured Credit Facility bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Amended Credit Agreement (the “Applicable Margin”).  The Applicable Margin for the LIBOR borrowings under the 2012 Unsecured Bank Term Loan was not amended in the Third Amendment.

Under the Third Amendment, the maturity date for the unsecured revolving credit facility will be January 2015, assuming we exercise our sole right under the amendment to extend this maturity date twice by an additional six months after each exercise.  The maturity date for the 2012 Unsecured Bank Term Loan is October 2012.  During 2011, we reduced the outstanding borrowings on the 2012 Unsecured Bank Term Loan from $750 million to $250 million.  As a result of this early repayment, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees.

2016 unsecured bank term loan

In February 2011, we entered into a $250 million unsecured bank term loan.  In June 2011, we amended this $250 million unsecured bank term loan (as amended, the “2016 Unsecured Bank Term Loan”) to, among other things, increase the borrowings from $250 million to $750 million and to extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Bank Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the amended unsecured bank term loan agreement.  Under the 2016 Unsecured Bank Term Loan agreement, the financial covenants were not amended and are identical to the financial covenants required under our existing Unsecured Credit Facility.  The 2016 Unsecured Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty. The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Bank Term Loan from $750 million to $250 million.

6. Secured and unsecured debt (continued)

2017 unsecured bank term loan

In December 2011, we closed a new $600 million unsecured bank term loan (the “2017 Unsecured Bank Term Loan”), which matures in January 2017, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2017 Unsecured Bank Term Loan bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the unsecured bank term loan agreement.  The 2017 Unsecured Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this 2017 Unsecured Bank Term Loan were used to reduce outstanding borrowings on our unsecured line of credit.

The requirements of the key financial covenants under the Unsecured Credit Facility, the 2016 Unsecured Bank Term Loan, and the 2017 Unsecured Bank Term Loan are as follows:

Covenant	Requirement

Leverage Ratio (1)	Less than or equal to 60.0%

Unsecured Leverage Ratio	Less than or equal to 60.0%

Fixed Charge Coverage Ratio	Greater than or equal to 1.5x

Unsecured Debt Yield	Greater than or equal to 12.00%

Minimum Book Value	Greater than or equal to the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011

Secured Debt Ratio	Less than or equal to 40.0%

(1)   The leverage ratio threshold under our 2017 Unsecured Bank Term Loan may increase from 60% to 65% for the quarter end in which a material acquisition occurs and for each of the three quarters following such an event.

In addition, the terms of the agreements restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available for developments, land, encumbered, and unencumbered assets.  As of December 31, 2011, we were in compliance with all such covenants.

6. Secured and unsecured debt (continued)

Unsecured convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured convertible notes (in thousands):

	8.00% Unsecured Convertible Notes		3.70% Unsecured Convertible Notes
	December 31,		December 31,
	2011	2010	2011		2010
Principal amount	$250	$250	$84,801		$301,934
Unamortized discount	15	20	77		6,871
Net carrying amount of liability component	$235	$230	$84,724		$295,063

Carrying amount of equity component	$27	$27	$8,080		$28,769
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,087	6,047	N/A	(1)	N/A	(1)

Issuance date	April 2009	January 2007
Stated interest rate	8.00%	3.70%
Effective interest rate	11.0%	5.96%
Conversion rate per $1,000 principal value of unsecured convertible notes, as adjusted	24.3480	8.5207

	8.00% Unsecured Convertible Notes			3.70% Unsecured Convertible Notes
	Year Ended			Year Ended
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Contractual interest	$20	$8,806	$13,013	$6,013	$14,093	$15,108
Amortization of discount on liability component	5	2,081	2,912	3,529	7,914	7,907
Total interest cost	$25	$10,887	$15,925	$9,542	$22,007	$23,015

(1)     Our 3.70% Unsecured Convertible Notes require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the December 31, 2011 and 2010 closing prices of our common stock of $68.97 and $73.26, respectively, and the conversion price of our 3.70% Unsecured Convertible Notes of $117.36 as of December 31, 2011 and 2010, the if-converted value of the notes did not exceed the principal amount as of December 31, 2011, or December 31, 2010, and accordingly, no shares of our common stock would have been issued if the notes were settled on December 31, 2011, or December 31, 2010.

6.  Secured and unsecured debt (continued)

8.00% unsecured convertible notes

In April 2009, we completed a private offering of $240 million of 8.00% unsecured convertible notes (“8.00% Unsecured Convertible Notes”).  The 8.00% Unsecured Convertible Notes had an initial conversion rate of approximately 24.1546 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, representing a conversion price of approximately $41.40 per share of our common stock.  The conversion rate of the 8.00% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.35 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2011, the 8.00% Unsecured Convertible Notes had a conversion rate of approximately 24.3480 shares of common stock per $1,000 principal amount of the 8.00% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $41.07 per share of our common stock.

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

As of December 31, 2011, $250,000 principal amount of our 8.00% Unsecured Convertible Notes remained outstanding.

6.  Secured and unsecured debt (continued)

3.70% unsecured convertible notes

In January 2007, we completed a private offering of $460 million of 3.70% Unsecured Convertible Notes.  Prior to January 15, 2012, we will not have the right to redeem the 3.70% Unsecured Convertible Notes, except to preserve our qualification as a REIT.  On and after that date, we have the right to redeem the 3.70% Unsecured Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2012, 2017, and 2022, for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.  Holders of the 3.70% Unsecured Convertible Notes may require us to repurchase all or a portion of their notes upon the occurrence of specified corporate transactions (each, a “Fundamental Change”), including a change in control, certain merger or consolidation transactions or the liquidation of the Company, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

At issuance, the 3.70% Unsecured Convertible Notes had an initial conversion rate of approximately 8.4774 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, representing a conversion price of approximately $117.96 per share of our common stock.  The conversion rate of the 3.70% Unsecured Convertible Notes is subject to adjustments for certain events, including, but not limited to, certain cash dividends on our common stock in excess of $0.74 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2011, the 3.70% Unsecured Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

Holders of the 3.70% Unsecured Convertible Notes may convert their notes into cash and, if applicable, shares of our common stock prior to the stated maturity of January 15, 2027, only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending March 31, 2007, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (the “3.70% Unsecured Convertible Note Measurement Period”) in which the average trading price per $1,000 principal amount of 3.70% Unsecured Convertible Notes was equal to or less than 98% of the average conversion value of the 3.70% Unsecured Convertible Notes during the 3.70% Unsecured Convertible Note Measurement Period; (3) upon the occurrence of a Fundamental Change; (4) if we call the 3.70% Unsecured Convertible Notes for redemption; and (5) at any time from, and including, December 15, 2026, until the close of business on the business day immediately preceding January 15, 2027, or earlier redemption or repurchase.

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

In December 2010, we repurchased, in privately negotiated transactions, certain of our 3.70% Unsecured Convertible Notes aggregating approximately $82.8 million in principal amount, at an aggregate cash price of approximately $84.6 million (the “2010 3.70% Repurchases”).  Upon completion of the 2010 3.70% Repurchases, the total value of the consideration of the 2010 3.70% Repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $1.7 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of the 2010 3.70% Repurchases, we recognized a loss on early extinguishment of debt of approximately $2.4 million, net of approximately $0.4 million in unamortized issuance costs.  The loss was classified as a loss on early extinguishment of debt on the accompanying consolidated income statements for the year ended December 31, 2010.

6.  Secured and unsecured debt (continued)

3.70% unsecured convertible notes (continued)

During the year ended December 31, 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Convertible Notes aggregating approximately $217.1 million in principal amount, at an aggregate cash price of approximately $221.4 million.  Upon completion of these repurchases, the total value of the consideration of the repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $3.0 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $5.2 million, including approximately $0.7 million in unamortized issuance costs.

The following table outlines our interest expense for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross interest	$124,499	$142,477	$159,157
Capitalized interest	(61,056)	(72,835)	(76,884)
Interest expense (1)	$63,443	$69,642	$82,273

(1)     Includes interest expense related to and classified in discontinued operations.

7.  Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accounts payable and accrued expenses	$86,419	$71,954
Accrued construction	37,016	33,466
Acquired above and below market leases	17,921	27,266
Conditional asset retirement obligations	10,215	10,323
Deferred rent liability	30,493	27,905
Interest rate hedge liabilities	32,980	44,645
Prepaid rent and tenant security deposits	103,486	79,909
Other liabilities	6,863	8,789
Total	$325,393	$304,257

Some of our properties may contain asbestos which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. These conditional asset retirement obligations are included in the table above.

8. Interest rate hedge agreements

During the years ended December 31, 2011, 2010, and 2009, our interest rate hedge agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured line of credit and unsecured bank term loans. As required by ASC 815 – Derivatives and Hedging, the ineffective portion of the change in fair value of our interest rate hedge agreements is recognized directly in earnings. During the years ended December 31, 2011, 2010, and 2009, our interest rate hedge agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair value of our interest rate hedge agreements that are designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss.

The following table reflects the effective portion of the unrealized loss recognized in other comprehensive loss for our interest rate swaps related to the change in fair value for the years ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Unrealized loss recognized in other comprehensive loss related to the effective portion of changes in the fair value of our interest rate swap agreements	$(9,630)	$(25,393)

Losses are subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the next 12 months, we expect to reclassify approximately $19.1 million from accumulated other comprehensive loss to interest expense as an increase to interest expense. The following table reflects the location in the consolidated statements of income and the effective portion of the loss reclassified from accumulated other comprehensive income into earnings for our cash flow hedge contracts for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Loss reclassified from other comprehensive loss to earnings as an increase to interest expense (effective portion)	$21,457	$30,629	$38,867

As of December 31, 2011 and 2010, our interest rate hedge agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values aggregating a liability balance of approximately $33.0 million and $44.6 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate hedge agreements.  We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of December 31, 2011 (in thousands):

					Notional Amount in
Transaction	Effective	Termination	Interest Pay	Fair Value	Effect as of December 31,
Date	Date	Date	Rate (1)	as of 12/31/11 (2)	2011	2012	2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(4,968)	$50,000	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2012	4.546	(1,559)	50,000	–	–
October 2007	October 31, 2007	September 30, 2013	4.642	(3,625)	50,000	50,000	–
October 2007	July 1, 2008	March 31, 2013	4.622	(1,298)	25,000	25,000	–
October 2007	July 1, 2008	March 31, 2013	4.625	(1,299)	25,000	25,000	–
December 2006	November 30, 2009	March 31, 2014	5.015	(7,494)	75,000	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023	(7,507)	75,000	75,000	75,000
December 2006	December 31, 2010	October 31, 2012	5.015	(3,879)	100,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(76)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(75)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(38)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(38)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495	(57)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508	(73)	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640	(136)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640	(131)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(72)	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(73)	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977	(301)	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976	(281)	–	–	250,000
Total				$(32,980)	$1,450,000	$1,050,000	$700,000

(1)             Interest pay rate represents the interest rate we will pay for one month LIBOR under the applicable interest rate swap agreement. This rate does not include any spread in addition to one month LIBOR that is due monthly as interest expense.

(2)             Including accrued interest and credit valuation (ASC 820 — Fair Value Measurements and Disclosures) adjustment.

9.  Fair value of financial instruments

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels as follows: (1) using quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2011 and 2010 (in thousands):

		December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$6,235	$6,235	$–	$–

Liabilities:
Interest rate hedge agreements	$32,980	$–	$32,980	$–

		December 31, 2010
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
“Available for sale” securities	$8,033	$8,033	$–	$–

Liabilities:
Interest rate hedge agreements	$44,645	$–	$44,645	$–

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  As further described in Notes 5 and 8, our “available for sale” securities and our interest rate hedge agreements, respectively, have been recorded at fair value. The fair values of our secured notes payable, unsecured line of credit, unsecured bank term loans, and unsecured convertible notes were estimated using “significant other observable inputs” such as available market information and discounted cash flow analyses based on borrowing rates we believe we could obtain with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

9.  Fair value of financial instruments (continued)

As of December 31, 2011 and 2010, the book and fair values of our “available for sale” securities, interest rate hedge agreements, secured notes payable, unsecured line of credit, unsecured bank term loan, and unsecured convertible notes were as follows (in thousands):

	December 31,
	2011		2010
	Book Value	Fair Value	Book Value	Fair Value
“Available for sale” securities	$6,235	$6,235	$8,033	$8,033
Interest rate hedge agreements	32,980	32,980	44,645	44,645
Secured notes payable	724,305	810,128	790,869	865,939
Unsecured line of credit and unsecured bank term loans	1,970,000	1,982,700	1,498,000	1,438,751
Unsecured convertible notes	84,959	85,221	295,293	302,486

10. Earnings per share

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8.00% Unsecured Convertible Notes, are dilutive or antidilutive to earnings (loss) per share.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs and earnings per share required by the Securities Exchange Commission (“SEC”) and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement and included in the numerator for the computation of earnings per share for income from continuing operations.  The land parcels we sold during the years ended December 31, 2011 and 2010, did not meet the criteria for discontinued operations because the parcels did not have any significant operations prior to disposition.  Accordingly, for the years ended December 31, 2011 and 2010, we classified the $46,000 gain and $59.4 million gain, respectively, on sales of land parcels below income from discontinued operations, net in the consolidated income statements, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the “control number,” or numerator for the computation of earnings per share.

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

10. Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands, except per share amounts):

	Year Ended December 31,
Earnings per share – basic	2011	2010	2009
Income from continuing operations	$136,235	$78,474	$135,016
Gain on sale of land parcels	46	59,442	–
Net income attributable to noncontrolling interests	(3,975)	(3,729)	(7,047)
Dividends on preferred stock	(28,357)	(28,357)	(28,357)
Net income attributable to unvested restricted stock awards	(1,088)	(995)	(1,270)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	102,861	104,835	98,342
(Loss) income from discontinued operations, net	(888)	1,106	6,632
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$105,941	$104,974

Weighted average shares of common stock outstanding – basic	59,066,812	48,375,474	38,586,909
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic:
Continuing operations	$1.75	$2.17	$2.55
Discontinued operations, net	(0.02)	0.02	0.17
Earnings per share – basic	$1.73	$2.19	$2.72

Earnings per share – diluted
Income from continuing operations	$136,235	$78,474	$135,016
Gain on sale of land parcel	46	59,442	–
Net income attributable to noncontrolling interests	(3,975)	(3,729)	(7,047)
Dividends on preferred stock	(28,357)	(28,357)	(28,357)
Net income attributable to unvested restricted stock awards	(1,088)	(995)	(1,270)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	102,861	104,835	98,342
(Loss) income from discontinued operations, net	(888)	1,106	6,632
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$105,941	$104,974

Weighted average shares of common stock outstanding – basic	59,066,812	48,375,474	38,586,909
Dilutive effect of stock options	10,798	29,566	13,160
Weighted average shares of common stock outstanding – diluted	59,077,610	48,405,040	38,600,069
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Continuing operations	$1.75	$2.17	$2.55
Discontinued operations, net	(0.02)	0.02	0.17
Earnings per share – diluted	$1.73	$2.19	$2.72

10. Earnings per share (continued)

We apply the if-converted method of accounting for our 8.00% Unsecured Convertible Notes that were issued in April 2009. In applying the if-converted method of accounting, conversion is assumed for purposes of calculating diluted earnings per share if the effect is dilutive to earnings per share.  If the assumed conversion pursuant to the if-converted method of accounting is dilutive, diluted earnings per share would be calculated by adding back interest charges applicable to our 8.00% Unsecured Convertible Notes to the numerator and our 8.00% Unsecured Convertible Notes would be assumed to have been converted at the beginning of the period presented (or from the date of issuance, if occurring on a date later than the date that the period begins) and the resulting incremental shares associated with the assumed conversion would be included in the denominator.  Furthermore, we assume that our 8.00% Unsecured Convertible Notes are converted for the period prior to any retirement or actual conversion if the effect of such assumed conversion is dilutive, and any shares of common stock issued upon retirement or actual conversion are included in the denominator for the period after the date of retirement or conversion.  For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Convertible Notes for the years ended December 31, 2011, 2010, and 2009, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common shareholders from continuing operations during those periods.

We also apply the if-converted method of accounting to our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the years ended December 31, 2011, 2010, and 2009, because the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% Unsecured Convertible Notes when the average market price of our common stock is higher than the conversion price ($117.36 as of December 31, 2011). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Convertible Notes assuming the settlement occurred at the end of the reporting period pursuant to the treasury stock method.  For the years ended December 31, 2011, 2010, and 2009, the weighted average shares of common stock related to our 3.70% Unsecured Convertible Notes have been excluded from diluted weighted average shares of common stock because the average market price of our common stock was lower than the conversion price and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

11. Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income (loss) from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income from continuing operations	$136,235	$78,474	$135,016
Less: net income attributable to noncontrolling interests	(3,975)	(3,729)	(7,047)
Add: gain on sale of land parcel	46	59,442	–
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	132,306	134,187	127,969

(Loss) income from discontinued operations, net	(888)	1,106	6,632
Less: net income attributable to noncontrolling interests	–	–	–
(Loss) income from discontinued operations attributable to Alexandria Real Estate Equities, Inc, net	$(888)	$1,106	$6,632

Net income attributable to Alexandria Real Estate Equities, Inc.	$131,418	$135,293	$134,601

12. Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes 100% of its taxable income to its stockholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We have distributed 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the United States, Canada, China, India, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2007 through 2011.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of December 31, 2011, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period during which the interest or penalty would begin accruing according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any material tax related interest expense or penalties for the years ended December 31, 2011, 2010, or 2009.

The following reconciles GAAP net income to taxable income as filed with the Internal Revenue Service (the “IRS”) for the years ended December 31, 2010, and 2009 (in thousands and unaudited):

	Year ended December 31,
	2010	2009
Net income	$139,022	$141,648
Net income attributable to noncontrolling interests	(3,729)	(7,047)
Book/tax differences:
Rental revenue recognition	(19,155)	(15,460)
Depreciation and amortization	(1,410)	2,864
Gains/losses from capital transactions	(4,782)	(7,694)
Stock-based compensation	6,179	11,738
Interest expense	3,659	(8,059)
Sales of property	(39,444)	(537)
Other, net	2,799	(2,892)
Taxable income, before dividend deduction	83,139	114,561
Dividend deduction necessary to eliminate taxable income (1)	(83,139)	(114,561)
Estimated income subject to federal income tax	$–	$–

(1)          Total distributions paid were approximately $96.2 million and $115.0 million for the years ended December 31, 2010 and 2009, respectively.

We distributed all of our REIT taxable income in 2010 and 2009, and as a result, did not incur federal income tax in those years on such income.  For the year ended December 31, 2011, we expect our distributions to exceed our REIT taxable income, and as a result, do not expect to incur federal income tax on such income.  We expect to finalize our 2011 REIT taxable income in connection with our 2011 federal income tax return which will be prepared and filed with the IRS in 2012.

12. Income taxes (continued)

The income tax treatment of distributions and dividends declared on our common stock, our Series C Preferred Stock, and our Series D Convertible Preferred Stock for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Common Stock			Series C Preferred Stock			Series D Preferred Stock
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Ordinary income	95.7%	77.2%	98.8%	98.6%	100.0%	100.0%	98.6%	100.0%	100.0%
Return of capital	3.0	22.8	1.2	–	–	–	–	–	–
Capital gains at 15%	1.3	–	–	1.4	–	–	1.4	–	–
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$1.86	$1.50	$1.85	$2.09375	$2.09375	$2.09375	$1.75	$1.75	$1.75

Our tax return for 2011 is due on or before September 15, 2012, assuming we file for an extension of the due date.  The taxability information presented for our dividends paid in 2011 is based upon management’s estimate.  Our tax returns for previous tax years have not been examined by the IRS.  Consequently, the taxability of distributions and dividends is subject to change.  The income tax treatment information provided above is unaudited.

13. Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code.  In addition to employee contributions, we have elected to provide discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $1.3 million , $1.4 million, and $0.8 million, respectively, for the years ended December 31, 2011, 2010, and 2009. Employees who participate in the plan are immediately vested in their contributions and in the contributions of the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  We have not experienced any losses to date on our invested cash.

We are dependent on rental income from relatively few tenants in the life science industry.  The inability of any single tenant to make its lease payments could adversely affect our operations.  As of December 31, 2011, we held 474 leases with a total of 388 tenants and 69 of our 173 properties were each leased to a single tenant.  As of December 31, 2011, our three largest tenants accounted for approximately 13.6% of our aggregate annualized base rent.

Commitments

As of December 31, 2011, remaining aggregate costs under contract for the construction of properties undergoing development and redevelopment and generic life science laboratory infrastructure improvements under the terms of leases approximated $255.3 million.  We expect payments for these obligations to occur over the next one to three years, subject to capital planning adjustments from time to time.  We were also committed to fund approximately $57.3 million for certain investments over the next six years.

A wholly-owned subsidiary of the Company previously executed a ground lease, as ground lessee, for the development site in New York City located at and adjacent to 450 E. 29th Street.  That ground lease requires the construction of a second building approximating 407,000 rentable square feet to commence no later than October 31, 2013.  Commencement of construction of the second building includes, among other things, site preparation in order to accommodate a construction crane, erection of a construction crane, renewal of permits, and updating the construction plans and specifications. The ground lease provides further that substantial completion of the second building  occur by October 31, 2015, meaning satisfying conditions which include substantially completed construction in accordance with the plans and the issuance of either temporary or permanent certificates of occupancy for the core and shell.  The ground lease also provides that by October 31, 2016, the ground lessee obtain a temporary or permanent certificate of occupancy for the core and shell of both the first building (which has occurred) and the second building.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between both parties under the ground lease.  Lastly, if the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

13. Commitments and contingencies (continued)

Rental expense

Our rental expense attributable to continuing operations for the years ended December 31, 2011, 2010, and 2009 was approximately $10.2 million, $8.8 million, and $8.2 million, respectively.  These rental expense amounts include certain operating leases for our headquarters and field offices, and ground leases for 21 of our properties and six land development parcels.  Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options.  Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2011, were as follows (in thousands):

Year	Office leases	Ground leases	Total
2012	$1,354	$11,222	$12,576
2013	783	11,194	11,977
2014	819	9,906	10,725
2015	862	9,748	10,610
2016	898	10,467	11,365
Thereafter	2,794	627,828	630,622
	$7,510	$680,365	$687,875

Our operating lease obligations have remaining lease terms ranging from less than one year to up to 13 years, exclusive of extension options.  Our ground lease obligations have remaining lease terms from 22 to 99 years, exclusive of extension options.

14.  Stockholders’ equity

Issuances of common stock

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

In June 2010, we completed our Exchange Offer.  Pursuant to the terms of the Exchange Offer, we issued 5,620,256 shares of our common stock and paid approximately $41.9 million in cash, as consideration for the exchange of approximately $232.7 million of our 8.00% Unsecured Convertible Notes.  See Note 6, Secured and unsecured debt.

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

14.  Stockholders’ equity (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Unrealized gain on marketable securities	$3,834	$6,157
Unrealized loss on interest rate hedge agreements	(32,980)	(44,807)
Unrealized (loss) gain on foreign currency translation	(5,365)	20,315
Total	$(34,511)	$(18,335)

Series C preferred stock

In June 2004, we completed a public offering of 5,185,500 shares of our Series C Preferred Stock (including the shares issued upon exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $124.0 million (after deducting underwriters’ discounts and other offering costs).  The dividends on our Series C Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $2.09375 per share.  Our Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and was not redeemable prior to June 29, 2009, except in order to preserve our status as a REIT.  Investors in our Series C Preferred Stock generally have no voting rights.  We may, at our option, redeem our Series C Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends.

Series D convertible preferred stock

In March and April 2008, we completed a public offering of 10,000,000 shares of Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $242 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2011, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 15,185,500 shares were issued and outstanding as of December 31, 2011. In addition, 200,000,000 shares of “excess stock” (as defined) are authorized, none of which were issued and outstanding as of December 31, 2011.

15. Share-based compensation

Stock plan

We have a stock option and incentive plan for the purpose of attracting and retaining the highest quality personnel, providing for additional incentives, and promoting the success of our Company by providing employees the opportunity to acquire common stock pursuant to (1) options to purchase common stock and (2) share awards. In May 2010, we amended and restated our stock option and incentive plan to increase the number of shares reserved for the grant of awards, implement a fungible reserve, and extend the term of the stock plan until May 2020, among other amendments.  As of December 31, 2011, a total of 1,178,441 shares were reserved for the granting of future options and share awards under the stock plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire 10 years after the date of grant. The options outstanding under the stock plan expire at various dates through October 2012. We have not granted any stock options since 2002.

A summary of the stock option activity under our stock plan and related information for the years ended December 31, 2011, 2010, and 2009 follows:

	Year Ended December 31,
	2011		2010		2009
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	51,850	$43.82	118,225	$43.55	186,054	$43.88
Granted	–	–	–	–	–	–
Exercised	(48,350)	43.88	(66,375)	43.34	(67,829)	44.46
Forfeited	–	–	–	–	–	–
Outstanding at end of year	3,500	$42.93	51,850	$43.82	118,225	$43.55
Exercisable at end of year	3,500	$42.93	51,850	$43.82	118,225	$43.55

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

Range of Exercise Prices	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)
$42.74 - $42.74	$42.74	1,000	0.7
$43.00 - $43.00	43.00	2,500	0.7
$42.74 - $43.00	$42.93	3,500	0.7

The aggregate intrinsic value of options outstanding as of December 31, 2011, was approximately $0.1 million.

In addition, the stock plan permits us to issue share awards to our employees and non-employee directors.  A share award is an award of common stock, that (1) may be fully vested upon issuance or (2) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code.  Shares issued generally vest over a three-year period from the date of issuance and the sale of the shares is restricted prior to the date of vesting.  The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period.

15.  Share-based compensation (continued)

As of December 31, 2011 and 2010, there were 550,763 and 489,010 shares, respectively, of nonvested awards outstanding. During 2011, we granted 333,479 shares of common stock, 269,076 share awards vested, and 2,650 shares were forfeited.  During 2010, we granted 308,528 shares of common stock, 271,450 share awards vested, and 3,250 shares were forfeited.  During 2009, we granted 312,661 shares of common stock, 331,650 share awards vested, and 1,250 shares were forfeited.  The weighted average grant-date fair value of share awards granted during 2011 was approximately $75.32 per share, and the total fair value of share awards vested, based on the market price on the vesting date, was approximately $19.0 million.  As of December 31, 2011, there was $19.3 million of unrecognized compensation related to nonvested share awards under the stock plan, which is expected to be recognized over the next three years and has a weighted average period of approximately 23 months.  Capitalized stock compensation was approximately $8.5 million, $8.4 million and $8.8 million during the years ended December 31, 2011, 2010, and 2009, respectively, and is included as a reduction of general and administrative costs in the accompanying consolidated statements of income.

16.  Noncontrolling interests

Noncontrolling interests are the third-party interests in certain entities in which we have a controlling interest. These entities owned seven properties and three development parcels as of December 31, 2011, and are included in our consolidated financial statements.   Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previously recorded increases have been recorded pursuant to the preceding sentence.  As of December 31, 2011 and 2010, our redeemable noncontrolling interest balances were approximately $16.0 million and $15.9 million, respectively.  Our remaining noncontrolling interests aggregating approximately $42.6 million and $41.6 million as of December 31, 2011 and 2010, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

17.       Non-cash transactions

During the year ended December 31, 2011, our non-cash transactions were composed of approximately $15.0 million of acquired in-place leases associated with our acquisition of 409 and 499 Illinois Street in April 2011.

During the year ended December 31, 2010, our non-cash transactions were composed of the assumption of secured notes payable approximating $21.1 million and the value of acquired above and below market leases aggregating approximately $7.0 million net below market leases in connection with our 2010 acquisitions.

18.  Discontinued operations and sales of land parcels

Discontinued operations

The following is a summary of (loss) income from discontinued operations, net for the years ended December 31, 2011, 2010, and 2009, and net assets of discontinued operations as of December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total revenues	$1,080	$2,349	$6,479
Operating expenses	438	527	1,050
Revenues less operating expenses	642	1,822	5,429
Interest expense	36	133	162
Depreciation expense	500	607	1,262
Income from discontinued operations before non-cash impairment charge and gain/loss on sales of real estate	106	1,082	4,005
Non-cash impairment charge	(994)	–	–
Gain on sales of real estate	–	24	2,627
(Loss) income from discontinued operations, net	$(888)	$1,106	$6,632

	December 31,
	2011	2010
Properties “held for sale,” net	$15,011	$18,773
Other assets	197	247
Total assets	15,208	19,020
Secured note payable	–	2,237
Other liabilities	298	467
Total liabilities	298	2,704
Net assets of discontinued operations	$14,910	$16,316

(Loss) income from discontinued operations, net includes the results of operations of three properties that were classified as “held for sale” as of December 31, 2011, and the results of operations and gain on sale of real estate on one property during the year ended December 31, 2011.  During the year ended December 31, 2010, we sold one property located in the Seattle market that had been classified as “held for sale” as of December 31, 2009.

During the year ended December 31, 2011, using the “held for sale” impairment model we recognized a non-cash impairment charge of approximately $1.0 million related to a 30,000 rentable square foot property, located in the suburbs of Boston, Massachusetts, to adjust the carrying value to the estimated fair value less costs to sell. This non-cash impairment charge is classified in income from discontinued operations, net, in the accompanying consolidated statements of income.

Sale of land parcels

Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. In August 2011, we completed the sale of a land parcel in San Diego for an aggregate sales price of approximately $17.3 million at a gain of approximately $46,000.  The buyer is expected to construct a building with approximately 249,000 rentable square feet, representing a sale price of approximately $70 per rentable square foot.  The land parcel we sold during the year ended December 31, 2011, did not meet the criteria for discontinued operations because the parcel did not have any significant operations prior to disposition.  Accordingly for the year ended December 31, 2011, we classified the $46,000 gain on sale of the land parcel below (loss) income from discontinued operations, net, in the consolidated income statements.

During the year ended December 31, 2010, we completed sales of land parcels in Mission Bay, San Francisco, for an aggregate sales price of approximately $278 million at a gain of approximately $59.4 million.  The land parcels we sold during the year ended December 31, 2010, did not meet the criteria for discontinued operations because the parcels did not have any significant operations prior to disposition.  Accordingly for the year ended December 31, 2010, we classified the $59.4 million gain on sales of the land parcels below (loss) income from discontinued operations, net in the consolidated income statements.

19.  Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2011 and 2010 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2011
Revenues (1)	$139,920	$143,551	$144,193	$145,779
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,365	$25,986	$24,662	$26,960

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic (2)	$0.44	$0.44	$0.40	$0.44
Diluted (2)	$0.44	$0.44	$0.40	$0.44

	Quarter
	First	Second	Third	Fourth
2010
Revenues (1)	$116,117	$116,633	$121,220	$131,778
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$20,542	$(20,393)	$22,235	$83,241

Earnings (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic (2)	$0.47	$(0.45)	$0.45	$1.52
Diluted (2)	$0.47	$(0.45)	$0.45	$1.52

(1)         All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q’s to reclassify amounts related to discontinued operations.  See Note 18, Discontinued operations and sales of land parcels.

(2)         Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the change in the number of common shares outstanding.

20.  Subsequent event

As disclosed in Note 6, any holder of our 3.70% Unsecured Convertible Notes has the option to require the Company to purchase such notes (or any portion thereof in integral multiples of $1,000 principal amount) on each of January 15, 2012, January 15, 2017, and January 15, 2022.  In the event that any holder exercises this repurchase option, the Company must repurchase such notes at a price, payable in cash, equal to the principal amount of such notes plus accrued and unpaid interest as of the applicable option repurchase date.  During January 2012, we repurchased approximately $83.8 million of our 3.70% Unsecured Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes. We do not expect to recognize any gain or loss as a result of this repurchase.  As of February 21, 2012, approximately $1.0 million of our 3.70% Unsecured Convertible Notes remained outstanding.

Alexandria Real Estate Equities, Inc.

Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

				Costs
				Capitalized
				Subsequent
		Initial Costs		to Acquisition	Total Costs
			Buildings &	Buildings &		Buildings &		Accumulated			Date of	Date
Property	Market	Land	Improvements	Improvements	Land	Improvements	Total (12)	Depreciation (1)	Encumbrances		Construction (2)	Acquired

129/161/165 North Hill Avenue & 6 Thomas	California - San Diego	$3,091	$5,546	$14,800	$3,091	$20,346	$23,437	$(4,837)	$-		2002/2008	1999/2006
10931/10933 North Torrey Pines Road	California - San Diego	1,321	5,960	11,125	1,321	17,085	18,406	(7,376)	-		2009	1994
3010 Science Park Road	California - San Diego	1,013	-	19,050	1,013	19,050	20,063	(8,737)	20,288	(5)	2000	2000
10975 North Torrey Pines Road	California - San Diego	620	9,531	9,765	620	19,296	19,916	(4,430)	-		2005	1994
11025/11035/11045 Roselle Street	California - San Diego	1,209	6,869	7,932	1,209	14,801	16,010	(4,135)	-		1998/2006/2008	1997/2000/2000
4757/4767 Nexus Centre Drive	California - San Diego	4,796	24,590	15,638	4,796	40,228	45,024	(15,127)	20,100	(5)	1989/2006	1998
3530/3550 John Hopkins Court & 3535/3565 General Atomics Court	California - San Diego	3,247	23,307	21,122	3,247	44,429	47,676	(17,267)	-		2000/1999/2010/2009	1997/1997/1994/1994
6146/6166 Nancy Ridge Road	California - San Diego	1,248	3,839	4,549	1,248	8,388	9,636	(4,407)	-		2001/1997	1998
10505 Roselle Street & 3770 Tansy Street	California - San Diego	1,095	3,074	3,864	1,095	6,938	8,033	(3,355)	-		1999	1998
9363/9373/9393 Towne Centre Drive	California - San Diego	853	26,861	18,231	853	45,092	45,945	(13,390)	36,246	(3)	2003/2000/2010	1999
9880 Campus Point Drive	California - San Diego	4,246	16,165	20,014	4,246	36,179	40,425	(5,914)	-		2005	2001
6138-6150 Nancy Ridge Drive	California - San Diego	1,984	10,397	243	1,984	10,640	12,624	(2,113)	12,152	(3)	2001	2003
5810-5820 Nancy Ridge Drive	California - San Diego	3,492	18,285	714	3,492	18,999	22,491	(3,511)	-		2000	2004
13112 Evening Creek Drive	California - San Diego	7,393	27,950	54	7,393	28,004	35,397	(3,288)	12,839	(5)	2007	2007
3115/3215 Merryfield Row	California - San Diego	19,576	78,438	3,811	19,576	82,249	101,825	(9,135)	-		2001	2007
6175/6225/6275 Nancy Ridge Drive	California - San Diego	3,914	14,173	219	3,914	14,392	18,306	(2,514)	-		1995/2005/1995	2007
7330 Carroll Road	California - San Diego	2,650	19,878	313	2,650	20,191	22,841	(745)	-		2007	2010
5200 Illumina Way- Main	California - San Diego	17,329	96,606	12,020	17,329	108,626	125,955	(3,715)	-		2004	2010
5871 Oberlin Drive	California - San Diego	1,349	8,016	1,748	1,349	9,764	11,113	(187)	6,916	(10)	2004	2010
3985 Sorrento Valley Blvd	California - San Diego	2,422	15,456	273	2,422	15,729	18,151	(460)	8,125	(11)	2007	2010
10300 Campus Point Dr	California - San Diego	18,681	-	97,039	18,681	97,039	115,720	(1,122)	-		2009	2010
819-863 Mitten & 866 Malcolm	California - San Francisco Bay	2,884	7,784	11,637	2,884	19,421	22,305	(6,292)	-		2002	1998
2625/2627/2631 Hanover Street	California - San Francisco Bay	-	6,628	8,527	-	15,155	15,155	(6,417)	-		2000	1999
2425/2400/2450 Garcia Bayshore	California - San Francisco Bay	-	21,323	23,395	-	44,718	44,718	(13,029)	-		2008	1999
341/343 Oyster Point Blvd	California - San Francisco Bay	7,038	-	23,918	7,038	23,918	30,956	(12,076)	-		2009/2001	2000
901/951 Gateway Boulevard	California - San Francisco Bay	11,917	38,417	2,155	11,917	40,572	52,489	(11,044)	56,034	(4)	2000/2002	2002
681 Gateway Blvd	California - San Francisco Bay	8,250	33,846	4,290	8,250	38,136	46,386	(6,365)	47,396	(4)	2006	2002
3165 Porter Drive	California - San Francisco Bay	-	19,154	1,380	-	20,534	20,534	(4,087)	21,700	(3)	2002	2003
249 E. Grand Avenue	California - San Francisco Bay	5,708	-	59,162	5,708	59,162	64,870	(5,084)	-		2008	2004
1700 Owens St	California - San Francisco Bay	7,150	-	81,835	7,150	81,835	88,985	(10,018)	-		2007	2004
1500 Owens St	California - San Francisco Bay	7,735	-	74,090	7,735	74,090	81,825	(3,900)	-		2007	2004
455 Mission Bay Blvd S.	California - San Francisco Bay	10,535	-	88,532	10,535	88,532	99,067	(3,215)	-		2007	2004
7000 Shoreline Court	California - San Francisco Bay	7,038	39,704	5,835	7,038	45,539	52,577	(8,231)	32,920	(4)	2001	2004
3350 West Bayshore Road	California - San Francisco Bay	4,800	6,693	9,604	4,800	16,297	21,097	(2,157)	-		1982	2005
75 & 125 Shoreway	California - San Francisco Bay	6,617	7,091	10,279	6,617	17,370	23,987	(1,824)	-		2008	2006
600/630/650 Gateway Boulevard	California - San Francisco Bay	25,258	48,796	5,994	25,258	54,790	80,048	(6,870)	-		2002	2006
500 Forbes Ave	California - San Francisco Bay	38,911	75,337	13,604	38,911	88,941	127,852	(9,817)	-		2001	2007
409 Illinois St	California - San Francisco Bay	36,249	274,061	(128,593)	36,249	145,468	181,717	(2,494)	-		2011	2011
60 Westview Street	Eastern Massachusetts	960	3,032	9,170	960	12,202	13,162	(2,771)	-		2003	1998
One Innovation Drive	Eastern Massachusetts	2,734	14,567	6,954	2,734	21,521	24,255	(7,086)	-		1991	1999
377 Plantation Street	Eastern Massachusetts	2,352	14,173	3,060	2,352	17,233	19,585	(6,912)	-		1993	1998
381 Plantation Street	Eastern Massachusetts	651	-	23,746	651	23,746	24,397	(9,936)	-		2000	2000
500 Arsenal Street	Eastern Massachusetts	3,360	7,316	28,361	3,360	35,677	39,037	(10,717)	-		2001	2000
29 Hartwell Avenue	Eastern Massachusetts	1,475	7,194	14,212	1,475	21,406	22,881	(9,092)	12,986	(7)	2002	2001
780/790 Memorial Drive	Eastern Massachusetts	-	-	43,476	-	43,476	43,476	(14,372)	-		2002	2001
480 Arsenal Street	Eastern Massachusetts	6,413	5,457	44,753	6,413	50,210	56,623	(9,835)	-		2003	2001
35 Hartwell Avenue	Eastern Massachusetts	2,567	4,522	9,764	2,567	14,286	16,853	(3,604)	12,061	(3)	2004	2003
306 Belmont Street	Eastern Massachusetts	1,578	10,195	1,070	1,578	11,265	12,843	(2,136)	-		2003	2004
350 Plantation Street	Eastern Massachusetts	228	1,501	330	228	1,831	2,059	(432)	-		2003	2004
35 Wiggins Avenue	Eastern Massachusetts	876	5,033	198	876	5,231	6,107	(923)	-		1997	2004
30 Bearfoot Road	Eastern Massachusetts	1,220	22,375	44	1,220	22,419	23,639	(3,830)	-		2000	2005
100 Beaver Street	Eastern Massachusetts	1,466	9,046	8,922	1,466	17,968	19,434	(2,701)	-		2006	2005
44 Hartwell Avenue	Eastern Massachusetts	1,341	8,448	667	1,341	9,115	10,456	(1,469)	-		2000	2005
19 Presidential Way	Eastern Massachusetts	12,833	27,333	64	12,833	27,397	40,230	(4,565)	-		1999	2005
161 First Street	Eastern Massachusetts	2,749	7,679	7,778	2,749	15,457	18,206	(2,230)	-		2006	2005
155 Fortune Blvd.	Eastern Massachusetts	1,440	5,238	15	1,440	5,253	6,693	(853)	-		1996	2005
45 - 47 Wiggins Ave	Eastern Massachusetts	893	4,000	6,611	893	10,611	11,504	(1,222)	-		2008	2005
167 Sidney Street	Eastern Massachusetts	-	3,554	7,114	-	10,668	10,668	(1,221)	-		2006	2005
6-8 Preston Court	Eastern Massachusetts	1,278	7,057	557	1,278	7,614	8,892	(1,176)	-		2000	2005
300 Third Street	Eastern Massachusetts	-	54,481	18,304	-	72,785	72,785	(11,038)	-		2001	2006

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

				Costs
				Capitalized
				Subsequent
		Initial Costs		to Acquisition	Total Costs
			Buildings &	Buildings &		Buildings &		Accumulated			Date of	Date
Property	Market	Land	Improvements	Improvements	Land	Improvements	Total (12)	Depreciation (1)	Encumbrances		Construction (2)	Acquired
130 Forbes Avenue	Eastern Massachusetts	2,342	9,890	974	2,342	10,864	13,206	(1,867)	-		2006	2006
Technology Square	Eastern Massachusetts	-	619,658	17,788	-	637,446	637,446	(85,290)	214,638	(8)	1999-2009	2006
99 Erie Street	Eastern Massachusetts	-	3,831	231	-	4,062	4,062	(1,094)	-		1998	2006
111 Forbes Blvd	Eastern Massachusetts	804	5,835	1,215	804	7,050	7,854	(848)	-		2006	2007
215 First St.	Eastern Massachusetts	41,293	50,844	49,172	41,293	100,016	141,309	(6,731)	-		2000	2007
3 Preston Court	Eastern Massachusetts	1,049	2,310	6,736	1,049	9,046	10,095	(92)	-		2010	2008
525 Cartier Blvd. West	International - Canada	3,330	21,227	109	3,330	21,336	24,666	(3,640)	-		2004	2005
275 Armand Frappier	International - Canada	4,684	23,983	303	4,684	24,286	28,970	(3,660)	-		1999	2005
7990 Enterprise Street	International - Canada	2,592	9,645	330	2,592	9,975	12,567	(1,496)	-		2003	2005
1781 West 75th Ave	International - Canada	2,344	4,815	9,670	2,344	14,485	16,829	(1,424)	-		2008	2007
661 University Ave	International - Canada	-	-	90,786	-	90,786	90,786	(1,674)	-		2011	2007
5100 Campus Drive	NY/New Jersey/Suburban Philadelphia	327	2,117	601	327	2,718	3,045	(1,014)	2,237	(7)	1989	1998
5110 Campus Drive	NY/New Jersey/Suburban Philadelphia	327	2,117	258	327	2,375	2,702	(768)	2,671	(7)	1989	1998
702 Electronic Drive	NY/New Jersey/Suburban Philadelphia	600	3,110	4,045	600	7,155	7,755	(4,307)	-		1998	1998
210 Welsh Pool Road	NY/New Jersey/Suburban Philadelphia	621	4,258	2,971	621	7,229	7,850	(999)	-		1968	2004
200 Lawrence Road	NY/New Jersey/Suburban Philadelphia	1,289	12,039	136	1,289	12,175	13,464	(2,415)	-		2004	2004
102 Witmer Road	NY/New Jersey/Suburban Philadelphia	1,625	19,715	5,641	1,625	25,356	26,981	(4,139)	-		2002	2006
701 Veterans Circle	NY/New Jersey/Suburban Philadelphia	1,468	7,885	24	1,468	7,909	9,377	(863)	-		2007	2007
100 Phillips Parkway	NY/New Jersey/Suburban Philadelphia	1,840	2,298	14,578	1,840	16,876	18,716	(6,778)	10,163	(7)	1999	1998
279 Princeton Hightstown Road	NY/New Jersey/Suburban Philadelphia	1,075	1,438	4,695	1,075	6,133	7,208	(2,977)	-		1999	1998
ACNYC East Tower	NY/New Jersey/Suburban Philadelphia	-	-	342,351	-	342,351	342,351	(11,344)	-		2010	2006
100 Capitola Drive	Southeast	337	5,794	4,440	337	10,234	10,571	(2,981)	-		1986	1998
800/801 Capitola Drive	Southeast	576	11,688	19,160	576	30,848	31,424	(11,659)	-		1985/2009	1998
5 Triangle Drive	Southeast	161	3,409	2,776	161	6,185	6,346	(1,590)	-		1981	1998
108/110/112/114 Alexander Road	Southeast	-	376	41,634	-	42,010	42,010	(7,227)	-		2000	1999
7010/7020/7030 Kit Creek	Southeast	1,065	21,218	18,362	1,065	39,580	40,645	(7,918)	-		2005/2005/2008	2000
2525 State Highway 54	Southeast	713	12,827	773	713	13,600	14,313	(2,577)	-		1995	2004
7 Triangle Drive	Southeast	701	-	31,310	701	31,310	32,011	(317)	-		2011	2005
601 Keystone Park Drive	Southeast	785	11,546	4,980	785	16,526	17,311	(1,859)	-		2009	2006
555 Heritage Drive	Southeast	2,919	5,311	11,873	2,919	17,184	20,103	(1,105)	-		2010	2006
401 Professional Drive	Suburban Washington D.C.	1,129	6,941	4,819	1,129	11,760	12,889	(3,277)	-		2007	1996
25/35/45 W. Watkins Mills Rd	Suburban Washington D.C.	3,281	14,416	7,766	3,281	22,182	25,463	(5,839)	-		1997	1996
1330 Piccard Drive	Suburban Washington D.C.	2,800	11,533	27,830	2,800	39,363	42,163	(9,118)	-		2005	1997
708 Quince Orchard Road	Suburban Washington D.C.	1,267	3,031	6,772	1,267	9,803	11,070	(6,660)	-		2008	1997
1405/1413 Research Boulevard	Suburban Washington D.C.	3,850	31,557	17,484	3,850	49,041	52,891	(13,712)	-		2006/2000	1997/1996
1500/1550 East Gude Drive	Suburban Washington D.C.	1,523	7,731	3,433	1,523	11,164	12,687	(4,022)	11,894	(6)	2003/1995	1997
8000/9000/10000 Virginia Manor	Suburban Washington D.C.	-	13,679	2,941	-	16,620	16,620	(6,268)	14,735	(6)	2003	1998
1201 Clopper Road	Suburban Washington D.C.	2,463	493	23,593	2,463	24,086	26,549	(11,394)	-		2007	2000
19/20/22 Firstfield Road	Suburban Washington D.C.	2,294	13,425	16,526	2,294	29,951	32,245	(9,049)	-		2000/2001/2003	1998/2000/2000
1300 Quince Orchard Boulevard	Suburban Washington D.C.	970	5,138	232	970	5,370	6,340	(1,616)	-		2003	2000
930/940 Clopper Road	Suburban Washington D.C.	1,883	9,370	4,273	1,883	13,643	15,526	(4,865)	-		1992/2009	2001/1997
5 Research Place	Suburban Washington D.C.	1,466	5,708	25,772	1,466	31,480	32,946	(3,989)	-		2010	2001
9 West Watkins Mills Road	Suburban Washington D.C.	2,773	23,906	5,727	2,773	29,633	32,406	(4,847)	-		1999	2004
12301 Parklawn Drive	Suburban Washington D.C.	1,476	7,267	101	1,476	7,368	8,844	(1,346)	-		2007	2004
15010 Broschart Road	Suburban Washington D.C.	2,576	5,661	3,279	2,576	8,940	11,516	(1,226)	-		1999	2004
9920/9950 Medical Center Drive	Suburban Washington D.C.	2,797	8,060	307	2,797	8,367	11,164	(1,512)	-		2002	2004
5 Research Court	Suburban Washington D.C.	1,647	13,258	4,956	1,647	18,214	19,861	(5,366)	-		2007	2004
910 Clopper Road	Suburban Washington D.C.	5,527	26,365	7,855	5,527	34,220	39,747	(6,369)	-		2005	2004
9800 Medical Center Drive A/B/C/D	Suburban Washington D.C.	7,110	70,747	37,129	7,110	107,876	114,986	(26,818)	76,000		2002-2010	2004
620 Professional Drive	Suburban Washington D.C.	784	4,705	318	784	5,023	5,807	(794)	-		2003	2005
16020 Industrial Drive	Suburban Washington D.C.	2,924	19,664	571	2,924	20,235	23,159	(3,151)	-		1983	2005
14920 Broschart Rd	Suburban Washington D.C.	2,328	10,185	240	2,328	10,425	12,753	(427)	6,383	(9)	1998	2010
950 Wind River	Suburban Washington D.C.	2,400	10,620	1,050	2,400	11,670	14,070	(389)	-		2009	2010
14225 Newbrook Drive	Suburban Washington D.C.	4,800	27,639	390	4,800	28,029	32,829	(10,363)	29,305	(5)	2006	1997
1124 Columbia Street	Washington - Seattle	2,767	22,916	27,359	2,767	50,275	53,042	(17,772)	-		1997	1996
3000/3018 Western Avenue	Washington - Seattle	1,432	7,497	13,554	1,432	21,051	22,483	(5,791)	-		2000	1998
1201/1208 Eastlake Avenue	Washington - Seattle	5,810	47,149	14,955	5,810	62,104	67,914	(14,128)	43,320	(5)	1997	2002
1616 Eastlake Avenue	Washington - Seattle	6,940	-	62,791	6,940	62,791	69,731	(12,452)	-		2004	2003
410 W. Harrison/410 Elliott Avenue West	Washington - Seattle	3,857	1,989	10,393	3,857	12,382	16,239	(1,581)	-		2008/2006	2004
1551 Eastlake Ave.	Washington - Seattle	3,561	8,381	4,460	3,561	12,841	16,402	(3,469)	-		2000	2004
1600 Fairview Avenue	Washington - Seattle	2,212	6,788	5,949	2,212	12,737	14,949	(1,551)	-		2007	2005
199 Blaine St.	Washington - Seattle	6,528	-	71,680	6,528	71,680	78,208	(3,796)	720		2010	2004

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

				Costs
				Capitalized
				Subsequent
		Initial Costs		to Acquisition	Total Costs
			Buildings &	Buildings &		Buildings &		Accumulated			Date of	Date
Property	Market	Land	Improvements	Improvements	Land	Improvements	Total (12)	Depreciation (1)	Encumbrances		Construction (2)	Acquired
1201 & 1209 Mercer St	Washington - Seattle	5,032	1,111	1	5,032	1,112	6,144	(1,008)	–		1998	2007
801 Dexter Ave	Washington - Seattle	4,295	3,914	303	4,295	4,217	8,512	(570)	–		1996	2007
Various	Various	5,231	19,191	140,862	5,231	160,053	165,284	(20,541)	12,476	(7)

		$510,633	$2,565,195	$2,036,931	$510,633	$4,602,126	$5,112,759	$(742,535)	$724,305

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

(1)	The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvement.
(2)	Represents the later of date of original construction or date of latest renovation.
(3)	Loan of $82,159 secured by six properties identified by this reference.
(4)	Loan of $136,350 secured by four properties identified by this reference.
(5)	Loan of $117,611 secured by six properties identified by this reference.
(6)	Loan of $26,629 secured by three properties identified by this reference.
(7)	Loan of $33,009 secured by five properties identified by this reference.
(8)	The balance shown includes an unamortized discount of $1,528.
(9)	The balance shown includes an unamortized premium of $215.
(10)	The balance shown includes an unamortized premium of $195.
(11)	The balance shown includes an unamortized premium of $299.
(12)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

Alexandria Real Estate Equities, Inc.

Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

	Rental Properties
	December 31,
	2011	2010	2009
Balance at beginning of period	$4,546,769	$3,903,955	$3,644,413
Purchase of rental properties	183,720	258,279	-
Sale of rental properties	(3,738)	(16,625)	(20,842)
Additions and net transfers from land held for future development and construction in progress	386,008	401,160	280,384
Balance at end of period	$5,112,759	$4,546,769	$3,903,955

	Accumulated Depreciation
	December 31,
	2011	2010	2009
Balance at beginning of period	$616,007	$520,647	$428,690
Depreciation expense on properties	126,528	102,165	98,351
Sale of properties		(6,805)	(6,394)
Balance at end of period	$742,535	$616,007	$520,647