Form 10-Q
period 2012-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2012-05-04
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, 62,084,846 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Investments in real estate	$6,892,429	$6,750,975
Less: accumulated depreciation	(779,177)	(742,535)
Investments in real estate, net	6,113,252	6,008,440
Cash and cash equivalents	77,361	78,539
Restricted cash	39,803	23,332
Tenant receivables	8,836	7,480
Deferred rent	150,515	142,097
Deferred leasing and financing costs, net	143,754	135,550
Investments	98,152	95,777
Other assets	86,418	82,914
Total assets	$6,718,091	$6,574,129

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$721,715	$724,305
Unsecured senior notes payable	549,536	–
Unsecured senior line of credit	167,000	370,000
Unsecured senior bank term loans	1,350,000	1,600,000
Unsecured senior convertible notes	1,236	84,959
Accounts payable, accrued expenses, and tenant security deposits	323,002	325,393
Dividends payable	36,962	36,579
Preferred stock redemption liability	129,638	–
Total liabilities	3,279,089	3,141,236

Commitments and contingencies

Redeemable noncontrolling interests	15,819	16,034

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series C Preferred Stock	–	129,638
Series D Convertible Preferred Stock	250,000	250,000
Series E Preferred Stock	130,000	–
Common stock	616	616
Additional paid-in capital	3,022,242	3,028,558
Accumulated other comprehensive loss	(23,088)	(34,511)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,379,770	3,374,301
Noncontrolling interests	43,413	42,558
Total equity	3,423,183	3,416,859
Total liabilities, noncontrolling interests, and equity	$6,718,091	$6,574,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental	$107,785	$106,253
Tenant recoveries	34,552	32,890
Other income	2,629	777
Total revenues	144,966	139,920

Expenses
Rental operations	43,410	41,061
General and administrative	10,361	9,497
Interest	16,227	17,810
Depreciation and amortization	43,405	36,582
Total expenses	113,403	104,950
Income from continuing operations before loss on early extinguishment of debt	31,563	34,970

Loss on early extinguishment of debt	(623)	(2,495)
Income from continuing operations	30,940	32,475

(Loss) income from discontinued operations, net	(29)	150

Gain on sale of land parcel	1,864	-
Net income	32,775	32,625

Net income attributable to noncontrolling interests	711	929
Dividends on preferred stock	7,483	7,089
Preferred stock redemption charge	5,978	–
Net income attributable to unvested restricted stock awards	235	242
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,368	$24,365

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.30	$0.44
Discontinued operations, net	–	–
Earnings per share – basic	$0.30	$0.44

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.30	$0.44
Discontinued operations, net	–	–
Earnings per share – diluted	$0.30	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$32,775	$32,625
Other comprehensive income:
Unrealized (loss) gain on marketable securities
Unrealized holding gains arising during the period	674	513
Reclassification adjustment for gains included in net income	(924)	–
Unrealized (loss) gain on marketable securities, net	(250)	513
Unrealized gain on interest rate swaps
Unrealized interest rate swap (losses) gains arising during the period	(4,073)	300
Reclassification adjustment for amortization of interest expense included in net income	5,775	5,439
Unrealized gain on interest rate swap agreements, net	1,702	5,739
Foreign currency translation gain	9,959	4,883
Total other comprehensive income	11,411	11,135
Comprehensive income	44,186	43,760
Less: comprehensive income attributable to noncontrolling interests	(699)	(922)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$43,487	$42,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Series E Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2011	$129,638	$250,000	$–	61,560,472	$616	$3,028,558	$–	$(34,511)	$42,558	$3,416,859	$16,034
Net income	–	–	–	–	–	–	32,064	–	586	32,650	125
Unrealized loss on marketable securities	–	–	–	–	–	–	–	(250)	–	(250)	–
Unrealized gain on interest rate swap agreements	–	–	–	–	–	–	–	1,702	–	1,702	–
Foreign currency translation gain (loss)	–	–	–	–	–	–	–	9,971	13	9,984	(25)
Contributions by noncontrolling interests	–	–	–	–	–	–	–	–	625	625	–
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	(369)	(369)	(315)
Issuance of Series E Preferred Stock, net of offering costs	–	–	130,000	–	–	(5,132)	–	–	–	124,868	–
Issuances pursuant to stock plan	–	–	–	74,173	–	4,961	–	–	–	4,961	–
Notice of redemption of Series C Preferred Stock	(129,638)	–	–	–	–	5,978	(5,978)	–	–	(129,638)	–
Dividends declared on common stock	–	–	–	–	–	–	(30,397)	–	–	(30,397)	–
Dividends declared on preferred stock	–	–	–	–	–	–	(7,812)	–	–	(7,812)	–
Distributions in excess of earnings	–	–	–	–	–	(12,123)	12,123	–	–	–	–
Balance at March 31, 2012	$–	$250,000	$130,000	61,634,645	$616	$3,022,242	$–	$(23,088)	$43,413	$3,423,183	$15,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income	$32,775	$32,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,405	36,707
Loss on early extinguishment of debt	623	2,495
Gain on sale of land parcel	(1,864)	–
Amortization of loan fees and costs	2,643	2,278
Amortization of debt premiums/discounts	179	1,335
Amortization of acquired above and below market leases	(800)	(4,854)
Deferred rent	(8,796)	(6,707)
Stock compensation expense	3,293	2,356
Equity in loss related to investments	26	–
Gain on sales of investments	(1,999)	(1,654)
Loss on sales of investments	1	1,391
Changes in operating assets and liabilities:
Restricted cash	862	37
Tenant receivables	(1,237)	(1,496)
Deferred leasing costs	(7,011)	(14,361)
Other assets	(2,411)	1,287
Accounts payable, accrued expenses, and tenant security deposits	(10,004)	(6,971)
Net cash provided by operating activities	49,685	44,468

Investing Activities
Additions to properties	(120,585)	(74,287)
Purchase of properties	(19,946)	(7,458)
Change in restricted cash related to construction projects	(1,400)	259
Distribution from unconsolidated real estate entity	22,250	-
Contributions to unconsolidated real estate entity	(3,914)	(757)
Additions to investments	(5,438)	(6,514)
Proceeds from investments	4,785	2,495
Net cash used in investing activities	(124,248)	(86,262)

Financing Activities
Proceeds from issuance of unsecured senior notes payable	544,649	–
Proceeds from issuance of preferred stock	124,868	–
Principal reductions of secured notes payable	(2,688)	(2,991)
Principal borrowings from unsecured senior line of credit and unsecured senior bank term loan	248,000	460,000
Repayments of borrowings from unsecured senior line of credit	(451,000)	(279,000)
Repayment of unsecured senior bank term loan	(250,000)	–
Repurchase of unsecured senior convertible notes	(83,801)	(98,590)
Change in restricted cash related to financings	(15,955)	(2,188)
Deferred financing costs paid	(5,300)	(15,250)
Proceeds from exercise of stock options	112	796
Dividends paid on common stock	(30,386)	(24,923)
Dividends paid on preferred stock	(7,089)	(7,089)
Distributions to redeemable noncontrolling interests	(315)	(315)
Contributions by noncontrolling interests	625	–
Distributions to noncontrolling interests	(369)	(750)
Net cash provided by financing activities	71,351	29,700

Effect of exchange rate changes on cash and cash equivalents	2,034	(942)

Net decrease in cash and cash equivalents	(1,178)	(13,036)
Cash and cash equivalents at beginning of period	78,539	91,232
Cash and cash equivalents at end of period	$77,361	$78,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.                 Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc., Landlord of Choice to the Life Science Industry®, is the largest owner, preeminent real estate investment trust (“REIT”), and leading life science real estate company focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality, environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry. Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, product and service entities, clean technology, medical device, and government agencies.  Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities, driving growth and technological advances within each cluster.  Our asset base contains 174 properties consisting of the following rentable square footage as of March 31, 2012:

Rentable Square Feet
Operating properties	13,641,270
Development properties	986,828
Redevelopment properties	910,139
Total	15,538,237

As of March 31, 2012, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.  Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.

2.                 Basis of presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the interim condensed consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements.  We consolidate the companies because we exercise significant control over major decisions of these entities, such as investing activity and changes in financing.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

2.                 Basis of presentation (continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

International operations

The functional currency for our subsidiaries operating in the United States is the United States dollar.  We have five operating properties in Canada, and subsidiaries with construction projects in China and India.  The functional currencies for our foreign subsidiaries are the local currencies in each respective country.  The assets and liabilities of our foreign subsidiaries are translated into United States dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are included in the condensed consolidated statement of comprehensive income and accumulated in other comprehensive loss as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses included in accumulated other comprehensive loss will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Investments in real estate, net, and discontinued operations

We recognize assets acquired (including the intangible value of above or below market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs and restructuring costs are expensed as incurred.

The values allocated to land improvements, tenant improvements, equipment, buildings, and building improvements are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, the estimated useful life for equipment, and the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements.  The values of acquired above and below market leases are amortized over the lives of the related leases and recorded as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are included in other assets in the accompanying condensed consolidated balance sheets, and amortized over the remaining terms of the related leases.

We are required to capitalize direct construction and development costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project.  Capitalization of development, redevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred. Expenditures for repairs and maintenance and demolition are expensed as incurred.

2.                 Basis of presentation (continued)

Investments in real estate, net, and discontinued operations (continued)

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

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress, are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model. Under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.

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

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.  The majority of our cash and cash equivalents are held at major commercial banks in accounts that usually exceed the Federal Deposit Insurance Corporation limit of $250,000.  We have not experienced any losses to date on our invested cash.

Restricted cash

Restricted cash primarily consists of funds held in trust under the terms of our secured notes payable, funds held in escrow related to our capital expenditures, and funds held for various other deposits.

2.                 Basis of presentation (continued)

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of March 31, 2012, and December 31, 2011, our ownership percentage in the voting stock of each individual entity was less than 10%.

Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate the investment’s fair value. For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. We use “significant other observable inputs” and “significant unobservable inputs” to determine the fair value of privately held entities.

Deferred leasing costs

Costs directly related and essential to our leasing activities are capitalized and amortized on a straight-line basis over the term of the related lease. Costs related to unsuccessful leasing opportunities are expensed.

Deferred financing costs

Fees and costs incurred in obtaining long-term financing are capitalized. Capitalized amounts are amortized over the term of the related loan and the amortization is included in interest expense in the accompanying consolidated statements of income.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans. We recognize our interest rate swap agreements as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. Our interest rate swap agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged forecasted transactions in a cash flow hedge.

Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income. The amount is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.

2.                 Basis of presentation (continued)

Interest rate swap agreements (continued)

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

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2012, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax-related interest expense or penalties for the three months ended March 31, 2012 and 2011.

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

We maintain an allowance for estimated losses that results from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. We recognize additional bad debt expense in future periods if a tenant fails to make a contractual payment beyond any allowance. As of March 31, 2012, we had no allowance for estimated losses.

Interest income

Interest income was approximately $0.6 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively, and is included in other income in the accompanying consolidated statements of income.

2.                 Basis of presentation (continued)

Impact of recently issued accounting standards

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) to substantially converge the guidance in GAAP and International Financial Reporting Standards (“IFRS”) on fair value measurements and disclosures. The ASU changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820, Fair Value Measurement, including (1) the application of the concepts of highest and best use and valuation premise; (2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis; (3) the incorporation of certain premiums and discounts in fair value measurements; and (4) the measurement of the fair value of certain instruments classified in stockholders’ equity. In addition, the ASU includes several new fair value disclosure requirements, such as information about valuation techniques and significant unobservable inputs used in fair value measurements and a narrative description of the fair value measurements’ sensitivity to changes in significant unobservable inputs. The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011. We adopted the ASU as of January 1, 2012. The adoption of the ASU did not impact our condensed consolidated financial statements or related disclosures.

In June 2011, the FASB issued an ASU to make presentation of items within other comprehensive income (“OCI”) more prominent. Entities are required to present items of net income, items of OCI, and total comprehensive income either in a single continuous statement or in two separate but consecutive statements. There no longer exists the option to present OCI in the statement of changes in stockholders’ equity. In December 2011, the FASB decided to defer the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and OCI on the face of the financial statements. Reclassifications out of AOCI will be either presented on the face of the financial statement in which OCI is presented or disclosed in the notes to the financial statements. This deferral does not change the requirement to present items of net income, items of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements. The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011. We adopted this guidance as of January 1, 2012, and have presented the condensed consolidated statements of comprehensive income separately from the condensed consolidated statements of income.

3.              Investments in real estate

Our investments in real estate, net, consisted of the following as of March 31, 2012, and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Book Value	Rentable Square Feet	Book Value	Rentable Square Feet
Land (related to rental properties)	$506,136		$510,630
Buildings and building improvements	4,473,337		4,417,093
Other improvements	185,653		185,036
Rental properties	5,165,126	13,641,270	5,112,759	13,567,997
Less: accumulated depreciation	(779,177)		(742,535)
Rental properties, net	4,385,949		4,370,224

Construction in progress (“CIP”)/current value-added projects:
Active development	231,164	986,828	198,644	818,020
Active redevelopment	297,031	910,139	281,555	919,857
Projects in India and China	114,207	751,000	106,775	817,000
Generic infrastructure/building improvement projects	124,716	–	92,338	–
	767,118	2,647,967	679,312	2,554,877
Land/future value-added projects:
Land held for future development	387,309	11,662,000	341,678	10,939,000
Land undergoing preconstruction activities (additional CIP) (1)	547,006	2,244,000	574,884	2,668,000
	934,315	13,906,000	916,562	13,607,000
Investment in unconsolidated real estate entity	25,870	414,000	42,342	414,000
Investments in real estate, net (2)	$6,113,252	30,609,237	$6,008,440	30,143,874

(1)          We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.6 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

(2)          In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting approximately 3.0 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) a right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

3.              Investments in real estate (continued)

Rental properties, net, construction in progress, and land (future value-added projects)

As of March 31, 2012, and December 31, 2011, we had various projects classified as construction in progress, including development and redevelopment projects, and projects in India and China.  As of March 31, 2012, and December 31, 2011, we had 986,828 and 818,020 rentable square feet, respectively, undergoing active ground-up development consisting of vertical aboveground construction of life science properties.  Additionally, as of March 31, 2012, and December 31, 2011, we had 910,139 and 919,857 rentable square feet, respectively, undergoing active redevelopment. We also had construction projects in India and China aggregating approximately 751,000 and 817,000 rentable square feet as of March 31, 2012, and December 31, 2011, respectively.  We are required to capitalize project costs, indirect project costs, and interest during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest would be expensed as incurred.

Additionally, as of March 31, 2012, and December 31, 2011, we had approximately $387.3 million and $341.7 million, respectively, of land held for future development, aggregating 11.7 million and 10.9 million rentable square feet, respectively.  Land held for future development represents real estate we plan to develop in the future but on which, as of each period presented, no construction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred. Additionally, as of March 31, 2012, and December 31, 2011, we had land supporting an aggregate of 2.2 million and 2.7 million rentable square feet of future ground-up development, respectively, undergoing preconstruction activities (consisting of Building Information Modeling [BIM or 3-D virtual modeling], design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consisted of our 1.6 million developable square foot site at Alexandria Center™ at Kendall Square in Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

Sale of land parcel

In March 2012, we contributed our 55% ownership interest in a land parcel aggregating 414,000 developable square feet in the Longwood Medical Area into a newly formed joint venture (the “Restated JV”) with National Development and Charles River Realty Investors, and admitted as a 50% member, Clarion Partners, LLC, resulting in a reduction of our ownership interest from 55% to 27.5%.  The transfer of 27.5% of our 55% ownership interest to Clarion Partners, LLC, in this real estate venture is accounted for as an in substance partial sale of an interest in the underlying real estate.  In connection with the sale of 27.5% of our 55% ownership interest in the land parcel, we received a special distribution of approximately $22.3 million which included the recognition of a $1.9 million gain on sale of land and approximately $5.4 million from our share of loan refinancing proceeds.  The land parcel we sold during the three months ended March 31, 2012, did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly for the three months ended March 31, 2012, we classified the $1.9 million gain on sale of land below income from discontinued operations, net, in the condensed consolidated statements of income.  Our 27.5% share of the land was sold at approximately $31 million (including closing costs), or approximately $275 per developable square foot.  Upon formation of the Restated JV, the existing $38.4 million non-recourse secured loan was refinanced with a seven-year (including two one-year extension options) non-recourse $213 million construction loan with initial loan proceeds of $50 million.  We do not expect capital contributions through the completion of the project to exceed the approximate $22.3 million in net proceeds received in this transaction. Construction of this $350 million project is expected to commence early in the second quarter of 2012 and the project is 37% pre-leased to Dana-Farber Cancer Institute, Inc.  In addition, we expect to earn development and other fees of approximately $3.5 million through 2015, and recurring annual property management fees thereafter.

We do not qualify as the primary beneficiary of the Restated JV since we do not have the power to direct the activities of the entity that most significantly impact its economic performance.  The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partners, for all major operating, investing, and financing decisions, as well as decisions involving major expenditures.  As of March 31, 2012, and December 31, 2011, our investment in the unconsolidated real estate entity of approximately $25.9 million and $42.3 million, respectively, was classified as an investment in real estate in the accompanying condensed consolidated balance sheets.

3.               Investments in real estate (continued)

Investment in unconsolidated real estate entity (continued)

Our investment in the unconsolidated real estate entity is adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to this entity are allocated in accordance with the operating agreement.  When circumstances indicate that there may have been a reduction in value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows.  If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.

4.              Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  The following table summarizes our marketable securities (in thousands):

	March 31,	December 31,
	2012	2011
Adjusted cost of marketable securities	$1,889	$2,401
Gross unrealized gains	3,843	4,206
Gross unrealized losses	(259)	(372)
Fair value of marketable securities	$5,473	$6,235

Investments in “available for sale” securities with gross unrealized losses as of March 31, 2012, had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of our investment.  We believe that these unrealized losses are temporary and accordingly we have not recognized an other-than-temporary impairment related to “available for sale” securities as of March 31, 2012.

The following table outlines our investment in privately held entities as of March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Investments accounted for under the cost method	$92,673	$89,510
Investments accounted for under the equity method	6	32
Total investment in privately held entities	$92,679	$89,542

As of March 31, 2012, and December 31, 2011, there were no unrealized losses in our investments in privately held entities.

5.                 Secured and unsecured senior debt

The following table summarizes secured and unsecured senior debt and their respective principal maturities, as of March 31, 2012 (in thousands):

		Unsecured Senior Debt
	Secured Notes Payable	Line of Credit and Bank Term Loans	Notes Payable	Convertible Notes	Total Consolidated
2012	$8,170	$–	$–	$–	$8,170
2013	52,254	–	–	–	52,254
2014	305,598	–	–	250	305,848
2015	7,171	167,000	–	–	174,171
2016	233,454	750,000	–	–	983,454
Thereafter	115,790	600,000	550,000	1,000	1,266,790
Subtotal	722,437	1,517,000	550,000	1,250	2,790,687
Unamortized discounts	(722)	–	(464)	(14)	(1,200)
Total	721,715	$1,517,000	$549,536	$1,236	$2,789,487

The following table summarizes fixed rate/hedged and unhedged floating rate debt as of March 31, 2012 (dollars in thousands):

	Fixed Rate/ Hedged	Unhedged Floating Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (Years)
Secured notes payable	$645,055	$76,660	$721,715	25.9%	5.77%	3.9
Unsecured senior notes payable	549,536	–	549,536	19.7	4.61	10.0
Unsecured senior line of credit (2)	100,000	67,000	167,000	6.0	2.72	2.8
2016 Unsecured Senior Bank Term Loan	750,000	–	750,000	26.9	3.29	4.3
2017 Unsecured Senior Bank Term Loan	600,000	–	600,000	21.5	3.84	4.8
Unsecured senior convertible notes	1,236	–	1,236	–	5.10	4.3
Total debt	$2,645,827	$143,660	$2,789,487	100.0%	4.28%	5.3
Percentage of total debt	95%	5%	100%

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)

Total commitments available for borrowing aggregate $1.5 billion under our unsecured senior line of credit. As of March 31, 2012, we had approximately $1.3 billion available for borrowing under our unsecured senior line of credit.

The maturity dates on our unsecured senior line of credit and unsecured senior bank term loans may be extended at our sole election with delivery of notice to our lenders and may be repaid prior to the maturity dates of these loans without prepayment penalties.  The maturity dates of these loans are as follows, assuming we exercise our sole right to extend the maturity dates:

	Applicable Margin	Stated Maturity Date	Extension Option	Extended Maturity Date
Unsecured senior line of credit:
Prior to amendment on April 30, 2012	2.40%	January 2014	Two extensions of six months each	January 2015
Post amendment on April 30, 2012	1.20%	April 2016	Two extensions of six months each	April 2017
2016 Unsecured Senior Bank Term Loan	1.65%	June 2015	One year	June 2016
2017 Unsecured Senior Bank Term Loan	1.50%	January 2016	One year	January 2017

5.                                      Secured and unsecured senior debt (continued)

Secured notes payable

Future principal payments due on secured notes payable as of March 31, 2012, were as follows (dollars in thousands):

Description	Maturity Date	Type	Stated Rate	Effective Rate (1)	Amount
Other scheduled principal repayments/amortization					$8,170
2012 Total					$8,170

San Diego	3/1/13	Insurance Co.	6.21%	6.21%	$7,934
Suburban Washington, D.C.	9/1/13	CMBS	6.36	6.36	26,093
San Francisco Bay	11/16/13	Other	6.14	6.14	7,527
Other scheduled principal repayments/amortization					10,700
2013 Total					$52,254

Greater Boston	4/1/14	Insurance Co.	5.26%	5.59%	$208,684
Suburban Washington, D.C.	4/20/14	Bank	2.27	2.27	76,000
San Diego	7/1/14	Bank	6.05	4.88	6,458
San Diego	11/1/14	Bank	5.39	4.00	7,495
Seattle	11/18/14	Other	5.01	5.01	240
Other scheduled principal repayments/amortization					6,721
2014 Total					$305,598

Other scheduled principal repayments/amortization					$7,171
2015 Total					$7,171

Greater Boston, San Francisco Bay, and San Diego	1/1/16	CMBS	5.73%	5.73%	$75,501
Greater Boston and Greater NYC	4/1/16	CMBS	5.82	5.82	29,389
San Francisco Bay	8/1/16	CMBS	6.35	6.35	126,715
Other scheduled principal repayments/amortization					1,849
2016 Total					$233,454

Thereafter					115,790
Subtotal					722,437
Unamortized discounts					(722)
Total					$721,715

(1)    Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts. The effective rate excludes bank fees and amortization of loan fees.

5.                                      Secured and unsecured senior debt (continued)

4.60% Unsecured senior notes payable

In February 2012, we completed a public $550 million offering of our unsecured senior notes payable at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a wholly owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay the outstanding principal balance of $250 million on our 2012 unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”) and to reduce the outstanding borrowings on our unsecured senior line of credit.

The requirements of the key financial covenants under our unsecured senior notes payable are as follows:

Covenant Ratios (1)	Requirement	Actual (2)

Total Debt to Total Assets	Less than or equal to 60%	37%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	5.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	279%
Secured Debt to Total Assets	Less than or equal to 40%	10%

(1)

For a definition of the ratios used in the table above and related footnotes, refer to the Indenture dated February 29, 2012, which governs the unsecured senior notes payable, which was filed as an exhibit to our report filed with the SEC.

(2)	Actual covenants are calculated pursuant to the specific terms of the agreement.

In addition, the terms of the agreement, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s other subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.

Unsecured senior line of credit and unsecured senior bank term loans

In April 2012, we amended our $1.5 billion unsecured senior line of credit, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings. The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend this maturity date twice by an additional six months after each exercise. Borrowing under the unsecured senior line of credit will bear interest at London Interbank Offered Rate (“LIBOR”) or the base rate specified in the amended credit agreement, plus in either case a specified margin (the “Applicable Margin”). The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

During the three months ended March 31, 2012, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees, as a result of the early repayment of $250 million of our 2012 Unsecured Senior Bank Term Loan.

5.                 Secured and unsecured senior debt (continued)

Unsecured senior line of credit and unsecured senior bank term loans (continued)

The following table summarizes balances outstanding under our unsecured senior line of credit and unsecured senior bank term loans as of March 31, 2012, and December 31, 2011 (dollars in thousands):

		March 31, 2012		December 31, 2011
	Applicable Margin	Balance	Interest Rate (1)	Balance	Interest Rate (1)
Unsecured senior line of credit	2.30%	$167,000	2.72%	$370,000	2.59%
2012 Unsecured Senior Bank Term Loan	N/A	–	N/A	250,000	5.63%
2016 Unsecured Senior Bank Term Loan	1.65%	750,000	3.29%	750,000	3.28%
2017 Unsecured Senior Bank Term Loan	1.50%	600,000	3.84%	600,000	1.93%
		$1,517,000		$1,970,000

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The interest rate excludes bank fees and amortization of loan fees.

The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans based upon agreements effective April 30, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)

Total Debt to Total Assets (3)	Less than or equal to 60.0% (4)	34%
Consolidated EBITDA to Interest Expense (5)	Greater than or equal to 1.50x	2.5x
Secured Debt to Total Assets (6)	Less than or equal to 40.0% (4)	9%
Unsecured Leverage Ratio	Less than or equal to 60.0% (4)	36%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	8.9x

(1)

For a definition of the ratios used in the table above and related footnotes, refer to the (“Amended Credit Agreement”) dated as of April 30, 2012, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2012.

(2)	Actual covenants are calculated pursuant to the specific terms of each agreement.
(3)	Under the Amended Credit Agreement, this ratio is referred to as the Leverage Ratio.
(4)	These ratios may increase by an additional 5% in connection with a Material Acquisition, as defined, for up to four quarters.
(5)	Under the Amended Credit Agreement, this ratio is referred to as the Fixed Charge Coverage Ratio.
(6)	Under the Amended Credit Agreement, this ratio is referred to as the Secured Debt Ratio.

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.

5.                                      Secured and unsecured debt (continued)

Unsecured senior convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured senior convertible notes (dollars in thousands):

	8.00% Unsecured Senior Convertible Notes		3.70% Unsecured Senior Convertible Notes
	March 31,	December 31,	March 31,		December 31,
	2012	2011	2012		2011
Principal amount	$250	$250	$1,000		$84,801
Unamortized discount	(14)	(15)	–		(77)
Net carrying amount of liability component	$236	$235	$1,000		$84,724

Carrying amount of equity component	$27	$27	$95		$8,080
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,087	6,087	N/A	(1)	N/A	(1)

Issuance date	April 2009		January 2007
Stated interest rate	8.00%		3.70%
Effective interest rate at March 31, 2012	11.00%		3.70%
Conversion rate per $1,000 principal value of unsecured senior convertible notes, as adjusted	24.3480		8.5207

	8.00% Unsecured Senior Convertible Notes		3.70% Unsecured Senior Convertible Notes
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Contractual interest	$5	$5	$139	$2,192
Amortization of discount on liability component	1	1	77	1,267
Total interest cost	$6	$6	$216	$3,459

(1)          Our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”) require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the March 31, 2012, and December 31, 2011, closing prices of our common stock of $73.13 and $68.97, respectively, and the conversion price of our 3.70% Unsecured Senior Convertible Notes of $117.36 as of March 31, 2012, and December 31, 2011, the if-converted value of the notes did not exceed the principal amount as of March 31, 2012, and December 31, 2011, and accordingly, no shares of our common stock would have been issued if the notes had been settled on March 31, 2012, or December 31, 2011.

5.                 Secured and unsecured debt (continued)

3.70% unsecured senior convertible notes

In January 2007, we completed a private offering of $460 million of 3.70% Unsecured Senior Convertible Notes.  On or after January 15, 2012, we have the right to redeem the 3.70% Unsecured Senior Convertible Notes, in whole or in part, at any time and from time to time, for cash equal to 100% of the principal amount of the 3.70% Unsecured Senior Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  Holders of the 3.70% Unsecured Senior Convertible Notes may require us to repurchase their notes, in whole or in part, on January 15, 2017 and 2022, for cash equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.

As of March 31, 2012, the 3.70% Unsecured Senior Convertible Notes had a conversion rate of approximately 8.5207 shares of common stock per $1,000 principal amount of the 3.70% Unsecured Senior Convertible Notes, which is equivalent to a conversion price of approximately $117.36 per share of our common stock.

During the three months ended March 31, 2011, we recognized an aggregate loss on early extinguishment of debt of approximately $2.5 million related to the repurchase, in privately negotiated transactions, of approximately $96.1 million of certain of our 3.70% Unsecured Senior Convertible Notes.

During the year ended December 31, 2011, we repurchased, in privately negotiated transactions, additional 3.70% Unsecured Senior Convertible Notes aggregating approximately $217.1 million in principal amount, at an aggregate cash price of approximately $221.4 million (the “2011 3.70% Repurchases”).  Upon completion of the 2011 3.70% Repurchases, the total value of the consideration of the 2011 3.70% Repurchases was allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment, with the difference between this allocation and the net carrying amount of the liability component and unamortized debt issuance costs recognized as a loss on early extinguishment of debt.  The remaining settlement consideration of approximately $3.0 million was allocated to the reacquisition of the equity component and was recognized as a reduction of Alexandria Real Estate Equities, Inc.’s stockholders’ equity.  As a result of the 2011 3.70% Repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $5.2 million, including approximately $0.7 million in unamortized issuance costs during the year ended December 31, 2011.

During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Senior Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  We did not recognize a gain or loss as a result of this repurchase.  As of March 31, 2012, $1.0 million of our 3.70% Unsecured Senior Convertible Notes remained outstanding.

The following table outlines our interest expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Gross interest	$31,493	$31,003
Capitalized interest	(15,266)	(13,193)
Interest expense (1)	$16,227	$17,810

(1)          Includes interest expense related to and classified in income from discontinued operations in the accompanying condensed consolidated statements of income.

6.                 Interest rate swap agreements

During the three months ended March 31, 2012 and 2011, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings. During the three months ended March 31, 2012 and 2011, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss.

The following table reflects the effective portion of the unrealized loss recognized in other comprehensive loss for our interest rate swaps related to the change in fair value for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Unrealized (loss) gain recognized in other comprehensive loss related to the effective portion of changes in the fair value of our interest rate swap agreements	$(4,073)	$300

Losses are subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $19.8 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.  The following table indicates the classification in the condensed consolidated statements of income and the effective portion of the loss reclassified from accumulated other comprehensive income into earnings for our cash flow hedge contracts for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011
Loss reclassified from other comprehensive loss to earnings as an increase to interest expense (effective portion)	$5,775	$5,439

As of March 31, 2012, and December 31, 2011, our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $31.3 million and $33.0 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  We have not posted any collateral related to our interest rate swap agreements.  We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of March 31, 2012 (dollars in thousands):

					Notional Amount in
					Effect as of
Transaction Date	Effective Date	Termination Date	Interest Pay Rate (1)	Fair Value as of March 31, 2012	March 31, 2012	December 31, 2013	December 31, 2014
December 2006	December 29, 2006	March 31, 2014	4.990%	$(4,582)	$50,000	$50,000	$–
October 2007	October 31, 2007	September 30, 2012	4.546	(1,082)	50,000	–	–
October 2007	October 31, 2007	September 30, 2013	4.642	(3,243)	50,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.622	(1,083)	25,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.625	(1,084)	25,000	–	–
December 2006	November 30, 2009	March 31, 2014	5.015	(6,910)	75,000	75,000	–
December 2006	November 30, 2009	March 31, 2014	5.023	(6,922)	75,000	75,000	–
December 2006	December 31, 2010	October 31, 2012	5.015	(2,829)	100,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(388)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(388)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(194)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(194)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495	(208)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508	(220)	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640	(457)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640	(458)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(234)	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(234)	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977	(284)	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976	(284)	–	–	250,000
Total				$(31,278)	$1,450,000	$950,000	$500,000

(1)             In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin shown on page 17.

7.                  Fair value of financial instruments

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: (1) quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2012.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2012, and December 31, 2011 (in thousands):

		March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$5,473	$5,473	$–	$–

Liabilities:
Interest rate swap agreements	$31,278	$–	$31,278	$–

		December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$6,235	$6,235	$–	$–

Liabilities:
Interest rate swap agreements	$32,980	$–	$32,980	$–

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  As further described in Notes 4 and 6, our marketable securities and our interest rate swap agreements, respectively, have been recorded at fair value. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, unsecured senior bank term loans, and unsecured senior convertible notes were estimated using widely accepted valuation techniques including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

7.                  Fair value of financial instruments (continued)

As of March 31, 2012, and December 31, 2011, the book and fair values of our marketable securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, unsecured senior bank term loan, and unsecured senior convertible notes were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Marketable securities	$5,473	$5,473	$6,235	$6,235
Interest rate swap agreements	31,278	31,278	32,980	32,980
Secured notes payable	721,715	816,993	724,305	810,128
Unsecured senior notes payable	549,536	542,003	–	–
Unsecured senior line of credit	167,000	172,563	370,000	378,783
Unsecured senior bank term loans	1,350,000	1,363,034	1,600,000	1,603,917
Unsecured senior convertible notes	1,236	1,252	84,959	85,221

8.                 Earnings per share

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8.00% Unsecured Senior Convertible Notes, are dilutive or antidilutive to earnings (loss) per share.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and earnings per share required by the SEC and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the condensed consolidated statements of income and included in the numerator for the computation of earnings per share for income from continuing operations.

The sale of land parcel related to our investment in unconsolidated real estate entity during the three months ended March 31, 2012, did not meet the criteria for discontinued operations because the unconsolidated real estate entity did not have significant operations prior to disposition. Accordingly, for the three months ended March 31, 2012, we classified the $1.9 million gain on sale of land parcel below (loss) income from discontinued operations, net in the accompanying condensed consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the “control number,” or numerator for computation of earnings per share.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.

8.                 Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
Earnings per share	2012	2011
Income from continuing operations	$30,940	$32,475
Gain on sale of land parcel	1,864	–
Net income attributable to noncontrolling interests	(711)	(929)
Dividends on preferred stock	(7,483)	(7,089)
Preferred stock redemption charge	(5,978)	–
Net income attributable to unvested restricted stock awards	(235)	(242)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	18,397	24,215
(Loss) income from discontinued operations, net	(29)	150
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$18,368	$24,365

Weighted average shares of common stock outstanding – basic	61,507,807	54,948,345
Effect of dilutive stock options	1,160	19,410
Weighted average shares of common stock outstanding – diluted	61,508,967	54,967,755

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$0.30	$0.44
Discontinued operations, net	–	–
Earnings per share – basic	$0.30	$0.44
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$0.30	$0.44
Discontinued operations, net	–	–
Earnings per share – diluted	$0.30	$0.44

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the three months ended March 31, 2012 and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three months ended March 31, 2012 and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

8.                  Earnings per share (continued)

Our calculation of weighted average diluted shares will include additional shares related to our 3.70% Unsecured Senior Convertible Notes when the average market price of our common stock is higher than the conversion price ($117.36 as of March 31, 2012). The number of additional shares that will be included in the weighted average diluted shares is equal to the number of shares that would be issued upon the settlement of the 3.70% Unsecured Senior Convertible Notes, assuming the settlement occurred at the end of the reporting period pursuant to the treasury stock method.  For the three months ended March 31, 2012 and 2011, the weighted average shares of common stock related to our 3.70% Unsecured Senior Convertible Notes have been excluded from diluted weighted average shares of common stock because the average market price of our common stock was lower than the conversion price and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

9.                    Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income (loss) from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Income from continuing operations	$30,940	$32,475
Gain on sale of land parcel	1,864	–
Less: net income attributable to noncontrolling interests	(711)	(929)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	32,093	31,546

(Loss) income from discontinued operations attributable to Alexandria Real Estate Equities, Inc., net	(29)	150
Less: net income from discontinued operations attributable to noncontrolling interests	–	–
Net income attributable to Alexandria Real Estate Equities, Inc.	$32,064	$31,696

10.          Stockholders’ equity

6.45% series E preferred stock offering

In March 2012, we completed a public offering of 5,200,000 shares of our 6.45% series E cumulative redeemable preferred stock (“Series E Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs).  The proceeds were initially used to reduce the outstanding borrowings under our unsecured senior line of credit. We then borrowed funds under our unsecured senior line of credit to redeem our 8.375% series C cumulative redeemable preferred stock in April 2012 (“Series C Preferred Stock”).  The dividends on our Series E Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of 6.45%, or $1.6125 per share.  Our Series E Preferred Stock has no stated maturity date, is not subject to any sinking fund or mandatory redemption provisions, and is not redeemable before March 15, 2017, except to preserve our status as a REIT.  On and after March 15, 2017, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends on the Series E Preferred Stock up to, but excluding, the redemption date.  In addition, upon the occurrence of a change of control, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the date of redemption.  Investors in our Series E Preferred Stock generally have no voting rights.

10.          Stockholders’ equity (continued)

8.375% series C preferred stock redemption

In March 2012, we called for redemption all 5,185,500 outstanding shares of our 8.375% Series C Preferred Stock at a redemption price equal to $25.00 per share on the redemption date of April 13, 2012.  Separately, we announced in March 2012, that we would pay a dividend on the Series C Preferred Stock for the holders of record as of March 30, 2012.  The preferred stock redemption liability included in the accompanying condensed consolidated balance sheet as of March 31, 2012, reflects the Series C Preferred Stock at its redemption amount of $129.6 million, excluding the portion relating to the accumulated and unpaid dividends.  As a result of calling our Series C Preferred Stock for redemption in March 2012, we recognized a preferred stock redemption charge of approximately $6.0 million for costs related to the issuance and redemption of our Series C Preferred Stock.  This amount represents the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock.  The accumulated and unpaid dividends relating to the Series C Preferred Stock as of March 31, 2012, have been included in dividends payable in the accompanying condensed consolidated balance sheet.  The Series C Preferred Stock was redeemed on April 13, 2012.

Dividends

In March 2012, we declared a cash dividend on our common stock aggregating $30.4 million ($0.49 per share) for the three months ended March 2012.  In March 2012, we also declared cash dividends on our Series C Preferred Stock aggregating $2.7 million ($0.5234375 per share), for the period from January 15, 2012, through April 15, 2012.  Additionally, on March 31, 2012, we declared cash dividends on our Series D Convertible Preferred Stock aggregating approximately $4.4 million ($0.4375 per share), for the period from January 15, 2012, through April 15, 2012.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Unrealized gain on marketable securities	$3,584	$3,834
Unrealized loss on interest rate swap agreements	(31,278)	(32,980)
Unrealized gain (loss) on foreign currency translation	4,606	(5,365)
Total	$(23,088)	$(34,511)

11.          Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities own seven properties and three development parcels as of March 31, 2012, and are included in our condensed consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previously recorded increases have been recorded.  As of March 31, 2012, and December 31, 2011, our redeemable noncontrolling interest balances were approximately $15.8 million and $16.0 million, respectively.   Our remaining noncontrolling interests, aggregating approximately $43.4 million and $42.6 million as of March 31, 2012, and December 31, 2011, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

12.          Discontinued operations

The following is a summary of income from discontinued operations, net, and net assets of discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenue	$53	$389
Operating expenses	82	82
Revenue less operating expenses	(29)	307
Interest expense	–	32
Depreciation expense	–	125
(Loss) income from discontinued operations, net	$(29)	$150

	March 31,	December 31,
	2012	2011
Investment in real estate “held for sale,” net	$15,043	$15,011
Other assets	143	197
Total assets	15,186	15,208

Total liabilities	691	298
Net assets of discontinued operations	$14,495	$14,910

Loss from discontinued operations, net, for the three months ended March 31, 2012, includes the results of the operations of three operating properties that were classified as “held for sale” as of March 31, 2012.  Income from discontinued operations, net, for the three months ended March 31, 2011, includes the results of operations of three properties that were classified as “held for sale” as of March 31, 2012, and the results of operations of one property sold during the three months ended December 31, 2011.

13.          Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly wholly owned subsidiary of the Issuer.  The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or wholly owned by the LP.  The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2012, and December 31, 2011, and the condensed consolidating statements of income, comprehensive income, and cash flows for three months ended March 31, 2012 and 2011, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, consolidating adjustments, and consolidated amounts.  Each entity in the condensed consolidating financial information follows the same accounting policies described in our condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interest in subsidiaries that are eliminated upon consolidation.

Condensed Consolidating Balance Sheet

as of March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$63,184	$–	$6,829,245	$–	$6,892,429
Less: accumulated depreciation	(18,437)	–	(760,740)	–	(779,177)
Investments in real estate, net	44,747	–	6,068,505	–	6,113,252
Cash and cash equivalents	17,820	1,474	58,067	–	77,361
Restricted cash	43	–	39,760	–	39,803
Tenant receivables	21	–	8,815	–	8,836
Deferred rent	1,719	–	148,796	–	150,515
Deferred leasing and financing costs, net	28,333	–	115,421	–	143,754
Investments	–	12,960	85,192	–	98,152
Investments in and advances to affiliates	5,556,146	5,119,699	107,414	(10,783,259)	–
Intercompany note receivable	2,195	–	–	(2,195)	–
Other assets	19,546	–	66,872	–	86,418
Total assets	$5,670,570	$5,134,133	$6,698,842	$(10,785,454)	$6,718,091

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$721,715	$–	$721,715
Unsecured senior notes payable	549,536	–	–	–	549,536
Unsecured senior line of credit	167,000	–	–	–	167,000
Unsecured senior bank term loans	1,350,000	–	–	–	1,350,000
Unsecured senior convertible notes	1,236	–	–	–	1,236
Accounts payable, accrued expenses, and tenant security deposits	56,713	–	266,289	–	323,002
Dividends payable	36,677	–	285	–	36,962
Preferred stock redemption liability	129,638	–	–	–	129,638
Intercompany note payable	–	–	2,195	(2,195)	–
Total liabilities	2,290,800	–	990,484	(2,195)	3,279,089
Redeemable noncontrolling interests	–	–	15,819	–	15,819
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,379,770	5,134,133	5,649,126	(10,783,259)	3,379,770
Noncontrolling interests	–	–	43,413	–	43,413
Total equity	3,379,770	5,134,133	5,692,539	(10,783,259)	3,423,183
Total liabilities, noncontrolling interests, and equity	$5,670,570	$5,134,133	$6,698,842	$(10,785,454)	$6,718,091

Condensed Consolidating Balance Sheet

as of December 31, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$64,880	$–	$6,686,095	$–	$6,750,975
Less: accumulated depreciation	(18,085)	–	(724,450)	–	(742,535)
Investments in real estate, net	46,795	–	5,961,645	–	6,008,440
Cash and cash equivalents	10,608	–	67,931	–	78,539
Restricted cash	40	–	23,292	–	23,332
Tenant receivables	12	–	7,468	–	7,480
Deferred rent	1,615	–	140,482	–	142,097
Deferred leasing and financing costs, net	25,364	–	110,186	–	135,550
Investments	–	13,385	82,392	–	95,777
Investments in and advances to affiliates	5,443,778	5,020,525	105,284	(10,569,587)	–
Intercompany note receivable	2,195	–	–	(2,195)	–
Other assets	18,643	–	64,271	–	82,914
Total assets	$5,549,050	$5,033,910	$6,562,951	$(10,571,782)	$6,574,129

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$724,305	$–	$724,305
Unsecured senior notes payable	–	–	–	–	–
Unsecured senior line of credit	370,000	–	–	–	370,000
Unsecured senior bank term loans	1,600,000	–	–	–	1,600,000
Unsecured senior convertible notes	84,959	–	–	–	84,959
Accounts payable, accrued expenses, and tenant security deposits	83,488	–	241,905	–	325,393
Dividends payable	36,302	–	277	–	36,579
Intercompany note payable	–	–	2,195	(2,195)	–
Total liabilities	2,174,749	–	968,682	(2,195)	3,141,236
Redeemable noncontrolling interests	–	–	16,034	–	16,034
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,374,301	5,033,910	5,535,677	(10,569,587)	3,374,301
Noncontrolling interests	–	–	42,558	–	42,558
Total equity	3,374,301	5,033,910	5,578,235	(10,569,587)	3,416,859
Total liabilities, noncontrolling interests, and equity	$5,549,050	$5,033,910	$6,562,951	$(10,571,782)	$6,574,129

Condensed Consolidating Statement of Income

for the Three Months Ended March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental	$1,721	$–	$106,064	$–	$107,785
Tenant recoveries	757	–	33,795	–	34,552
Other income	1,998	585	3,421	(3,375)	2,629
Total revenues	4,476	585	143,280	(3,375)	144,966

Expenses
Rental operations	2,596	–	40,814	–	43,410
General and administrative	9,499	–	4,237	(3,375)	10,361
Interest	10,569	–	5,658	–	16,227
Depreciation and amortization	1,393	–	42,012	–	43,405
Total expenses	24,057	–	92,721	(3,375)	113,403
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(19,581)	585	50,559	–	31,563

Equity in earnings of affiliates	52,268	49,356	985	(102,609)	–
Loss on early extinguishment of debt	(623)	–	–	–	(623)
Income from continuing operations	32,064	49,941	51,544	(102,609)	30,940

Loss from discontinued operations, net	–	–	(29)	–	(29)
Gain on sale of land parcel	–	–	1,864	–	1,864
Net income	32,064	49,941	53,379	(102,609)	32,775

Net income attributable to noncontrolling interests	–	–	711	–	711
Dividends on preferred stock	7,483	–	–	–	7,483
Preferred stock redemption charge	5,978	–	–	–	5,978
Net income attributable to unvested restricted stock awards	235	–	–	–	235
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,368	$49,941	$52,668	$(102,609)	$18,368

Condensed Consolidating Statement of Income

for the Three Months Ended March 31, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental	$1,725	$–	$104,528	$–	$106,253
Tenant recoveries	762	–	32,128	–	32,890
Other income (loss)	2,220	(269)	2,011	(3,185)	777
Total revenues	4,707	(269)	138,667	(3,185)	139,920

Expenses
Rental operations	2,095	–	39,189	(223)	41,061
General and administrative	8,714	–	3,745	(2,962)	9,497
Interest	11,525	–	6,285	–	17,810
Depreciation and amortization	1,211	–	35,371	–	36,582
Total expenses	23,545	–	84,590	(3,185)	104,950
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(18,838)	(269)	54,077	–	34,970

Equity in earnings of affiliates	53,029	50,561	995	(104,585)	–
Loss on early extinguishment of debt	(2,495)	–	–	–	(2,495)
Income from continuing operations	31,696	50,292	55,072	(104,585)	32,475

Income from discontinued operations, net	–	–	150	–	150
Net income	31,696	50,292	55,222	(104,585)	32,625

Net income attributable to noncontrolling interests	–	–	929	–	929
Dividends on preferred stock	7,089	–	–	–	7,089
Net income attributable to unvested restricted stock awards	242	–	–	–	242
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,365	$50,292	$54,293	$(104,585)	$24,365

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32,064	$49,941	$53,379	$(102,609)	$32,775
Other comprehensive income:
Unrealized gain (loss) on marketable securities
Unrealized holding gains arising during the period	–	31	643	–	674
Reclassification adjustment for gains included in net income	–	(11)	(913)	–	(924)
Unrealized gain (loss) on marketable securities, net	–	20	(270)	–	(250)
Unrealized gain on interest rate swaps
Unrealized interest rate swap losses arising during the period	(4,073)	–	–	–	(4,073)
Reclassification adjustment for amortization of interest expense included in net income	5,775	–	–	–	5,775
Unrealized gain on interest rate swaps, net	1,702	–	–	–	1,702
Foreign currency translation gain	–	–	9,959	–	9,959
Total other comprehensive income	1,702	20	9,689	–	11,411
Comprehensive income	33,766	49,961	63,068	(102,609)	44,186
Comprehensive income attributable to noncontrolling interests	–	–	(699)	–	(699)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$33,766	$49,961	$62,369	$(102,609)	$43,487

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended March 31, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31,696	$50,292	$55,222	$(104,585)	$32,625
Other comprehensive income:
Unrealized (loss) gain on marketable securities
Unrealized holding (losses) gains arising during the period	–	(55)	568	–	513
Reclassification adjustments for gains included in net income	–	–	–	–	–
Unrealized (loss) gain on marketable securities, net	–	(55)	568	–	513
Unrealized gain on interest rate swaps
Unrealized interest rate swap gains arising during the period	300	–	–	–	300
Reclassification adjustment for amortization of interest expense included in net income	5,439	–	–	–	5,439
Unrealized gain on interest rate swaps, net	5,739	–	–	–	5,739
Foreign currency translation gain	–	–	4,883	–	4,883
Total other comprehensive income (loss)	5,739	(55)	5,451	–	11,135
Comprehensive income	37,435	50,237	60,673	(104,585)	43,760
Comprehensive income attributable to noncontrolling interests	–	–	(922)	–	(922)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$37,435	$50,237	$59,751	$(104,585)	$42,838

Condensed Consolidating Statement Cash Flows

for the Three Months Ended March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$32,064	$49,941	$53,379	$(102,609)	$32,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,393	–	42,012	–	43,405
Loss on early extinguishment of debt	623	–	–	–	623
Gain on sale of land parcel	–	–	(1,864)	–	(1,864)
Amortization of loan fees and costs	1,792	–	851	–	2,643
Amortization of debt premiums/discounts	81	–	98	–	179
Amortization of acquired above and below market leases	–	–	(800)	–	(800)
Deferred rent	17	–	(8,813)	–	(8,796)
Stock compensation expense	3,293	–	–	–	3,293
Equity in loss related to investments	–	26	–	–	26
Equity in income related to subsidiaries	(52,268)	(49,356)	(985)	102,609	–
Gain on sales of investments	–	(611)	(1,388)	–	(1,999)
Loss on sales of investments	–	–	1	–	1
Changes in operating assets and liabilities:
Restricted cash	(3)	–	865	–	862
Tenant receivables	(9)	–	(1,228)	–	(1,237)
Deferred leasing costs	4,266	–	(11,277)	–	(7,011)
Other assets	22	–	(2,433)	–	(2,411)
Accounts payable, accrued expenses, and tenant security deposits	(23,545)	–	13,541	–	(10,004)
Net cash (used in) provided by operating activities	(32,274)	–	81,959	–	49,685

Investing Activities
Additions to properties	(304))	–	(120,281)	–	(120,585)
Purchase of properties	–	–	(19,946)	–	(19,946)
Change in restricted cash related to construction projects	–	–	(1,400)	–	(1,400)
Distribution from unconsolidated real estate entity	–	–	22,250	–	22,250
Contributions to unconsolidated real estate entity	–	–	(3,914)	–	(3,914)
Investments in subsidiaries	(50,379)	(40,116)	(1,144)	91,639	–
Additions to investments	–	(119)	(5,319)	–	(5,438)
Proceeds from investments	–	1,149	3,636	–	4,785
Net cash used in investing activities	(50,683)	(39,086)	(126,118)	91,639	(124,248)

Financing Activities
Proceeds from issuance of unsecured senior notes payable	544,649	–	–	–	544,649
Proceeds from issuance of preferred stock	124,868	–	–	–	124,868
Principal reductions of secured notes payable	–	–	(2,688)	–	(2,688)
Principal borrowings from unsecured senior line of credit	248,000	–	–	–	248,000
Repayments of borrowings from unsecured senior line of credit	(451,000)	–	–	–	(451,000)
Repayment of unsecured senior term loan	(250,000)	–	–	–	(250,000)
Repurchase of unsecured senior convertible notes	(83,801)	–	–	–	(83,801)
Change in restricted cash related to financings	–	–	(15,955)	–	(15,955)
Transfers due to/from parent company	–	40,560	51,079	(91,639)	–
Deferred financing costs paid	(5,184)	–	(116)	–	(5,300)
Proceeds from exercise of stock options	112	–	–	–	112
Dividends paid on common stock	(30,386)	–	–	–	(30,386)
Dividends paid on preferred stock	(7,089)	–	–	–	(7,089)
Distributions to redeemable noncontrolling interests	–	–	(315)	–	(315)
Contributions by noncontrolling interests	–	–	625	–	625
Distributions to noncontrolling interests	–	–	(369)	–	(369)
Net cash provided by financing activities	90,169	40,560	32,261	(91,639)	71,351

Effect of exchange rate changes on cash and cash equivalents	–	–	2,034	–	2,034

Net increase (decrease) in cash and cash equivalents	7,212	1,474	(9,864)	–	(1,178)
Cash and cash equivalents at beginning of period	10,608	–	67,931	–	78,539
Cash and cash equivalents at end of period	$17,820	$1,474	$58,067	$–	$77,361

Condensed Consolidating Statement Cash Flows

for the Three Months Ended March 31, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$31,696	$50,292	$55,222	$(104,585)	$32,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,211	–	35,496	–	36,707
Loss on early extinguishment of debt	2,495	–	–	–	2,495
Amortization of loan fees and costs	1,729	–	549	–	2,278
Amortization of debt premiums/discounts	1,268	–	67	–	1,335
Amortization of acquired above and below market leases	–	–	(4,854)	–	(4,854)
Deferred rent	96	–	(6,803)	–	(6,707)
Stock compensation expense	2,356	–	–	–	2,356
Equity in income related to subsidiaries	(53,029)	(50,561)	(995)	104,585	–
Gain on sales of investments	–	(13)	(1,641)	–	(1,654)
Loss on sales of investments	–	283	1,108	–	1,391
Changes in operating assets and liabilities:
Restricted cash	(5)	–	42	–	37
Tenant receivables	(11)	–	(1,485)	–	(1,496)
Deferred leasing costs	(363)	–	(13,998)	–	(14,361)
Other assets	835	–	452	–	1,287
Intercompany receivable/payable	(3,158)	–	3,158	–	–
Accounts payable, accrued expenses, and tenant security deposits	(16,525)	–	9,554	–	(6,971)
Net cash (used in) provided by operating activities	(31,405)	1	75,872	–	44,468

Investing Activities
Additions to properties	(1,340)	–	(72,947)	–	(74,287)
Purchase of properties	–	–	(7,458)	–	(7,458)
Change in restricted cash related to construction projects	–	–	259	–	259
Contributions to unconsolidated real estate entity	–	–	(757)	–	(757)
Investments in subsidiaries	(13,536)	(11,922)	(392)	25,850	–
Additions to investments	–	(1,196)	(5,318)	–	(6,514)
Proceeds from investments	–	217	2,278	–	2,495
Net cash used in investing activities	(14,876)	(12,901)	(84,335)	25,850	(86,262)

Financing Activities
Principal reductions of secured notes payable	–	–	(2,991)	–	(2,991)
Principal borrowings from unsecured senior line of credit and unsecured term loans	460,000	–	–	–	460,000
Repayments of borrowings from unsecured senior line of credit	(279,000)	–	–	–	(279,000)
Repayment of unsecured senior term loan					–
Repurchase of unsecured senior convertible notes	(98,590)	–	–	–	(98,590)
Change in restricted cash related to financings	–	–	(2,188)	–	(2,188)
Transfers due to/from parent company	–	12,302	13,548	(25,850)	–
Deferred financing costs paid	(15,127)	–	(123)	–	(15,250)
Proceeds from exercise of stock options	796	–	–	–	796
Dividends paid on common stock	(24,923)	–	–	–	(24,923)
Dividends paid on preferred stock	(7,089)	–	–	–	(7,089)
Distributions to redeemable noncontrolling interests	–	–	(315)	–	(315)
Distributions to noncontrolling interests	–	–	(750)	–	(750)
Net cash provided by financing activities	36,067	12,302	7,181	(25,850)	29,700

Effect of exchange rate changes on cash and cash equivalents	–	–	(942)	–	(942)

Net decrease in cash and cash equivalents	(10,214)	(598)	(2,224)	–	(13,036)
Cash and cash equivalents at beginning of period	48,623	602	42,007	–	91,232
Cash and cash equivalents at end of period	$38,409	$4	$39,783	$–	$78,196

14.  Subsequent events

On April 13, 2012, we redeemed all 5,185,500 shares of our outstanding Series C Preferred Stock at a redemption price of $25.00 per share plus $0.5234375 per share, representing accumulated and unpaid dividends to the redemption date.  See Note 10 for further information.

In April 2012, we amended our $1.5 billion unsecured senior line of credit, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers; Bank of America, N.A., as Administrative Agent; and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings. The maturity date of the unsecured senior line of credit was extended to April 2017, assuming provided that we exercise our sole right to extend this maturity date twice by an additional six months after each exercise. Borrowing under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended credit agreement, plus in either case a specified margin. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

In April 2012, we amended our 2016 Unsecured Senior Bank Term Loan and 2017 Unsecured Senior Bank Term Loan, conforming the financial covenants contained in our unsecured senior bank term loan agreements to those contained in our amended $1.5 billion unsecured senior line of credit.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to the following:

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

•                  government changes to the healthcare system and its negative impact on our tenants;

•                  adverse developments concerning the life science industry and/or our life science client tenants;

•                  the nature and extent of future competition;

•                  lower rental rates, and/or higher vacancy rates;

•                  failure to renew or replace expiring leases;

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

This list of risks and uncertainties is not exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2011.  Readers of this quarterly report on Form 10-Q should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

As used in this quarterly report on Form 10-Q, references to the “Company”, “we”, “our”, and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries. The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes appearing elsewhere in this quarterly report on Form 10-Q.  References to “GAAP” used herein refer to United States generally accepted accounting principles.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner, preeminent REIT, and leading life science real estate company, focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include institutional (universities and independent non-profit institutions), pharmaceutical, biotechnology, product and service entities, clean technology, medical device, and government agencies.  Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multifaceted platform of internal and external growth. Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities, driving growth and technological advances within each cluster.

As of March 31, 2012, we had 174 properties aggregating approximately 15.5 million rentable square feet, composed of approximately 13.6 million rentable square feet of operating properties, approximately 986,828 rentable square feet undergoing active development, and approximately 910,139 rentable square feet undergoing active redevelopment.  Our operating properties were approximately 94.2% leased as of March 31, 2012.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

2012 highlights

Significant Balance Sheet Management Milestones

•                  Completed debut offering of 4.60% unsecured senior notes with aggregate net proceeds of $544.6 million; net proceeds from offering were used to repay certain outstanding variable rate bank debt;

•                  Completed 6.45% series E perpetual preferred stock offering with aggregate net proceeds of $124.9 million; net proceeds from offering were used to redeem $129.6 million of outstanding 8.375% series C perpetual preferred stock in April 2012;

•                  Lowered interest rate and extended maturity date to April 2017 pursuant to amendment to $1.5 billion unsecured senior line of credit in April 2012;

•                  Assets under contract for sale and completed asset sales aggregating total sale price of $47.4 million, or 42%, of $112 million sales target for 2012; and

•                  Reduced unhedged variable rate debt to 5% of total debt.

Core Operating Metrics

•                  Total revenues for the three months ended march 31, 2012, were $145.0 million, as compared to total revenues for the three months ended December 31, 2011, of $145.8 million, and total revenues for the three months ended March 31, 2011, of $139.9 million.

•                  Net operating income (“NOI”) for the three months ended March 31, 2012, was $101.6 million, compared to NOI for the three months ended December 31, 2011, of $101.8 million, and NOI for the three months ended March 31, 2011, of $98.9 million.

•                  Operating margins were solid at 70%.

•                  Solid life science space demand in key cluster markets; executed 63 leases for 912,000 rentable square feet, including 394,000 rentable square feet of development and redevelopment space

○                Fourth highest quarter of leasing activity in company history

○                Rental rate increase of 3.3% and decrease of 2.8% on a GAAP and cash basis, respectively, on renewed/re-leased space; excluding one lease for 18,000 rentable square feet related to one tenant in the Sorrento Valley submarket in San Diego, rental rates for renewed/re-leased space were on average 7.6% and 1.1% higher than rental rates for expiring leases on a GAAP and cash basis, respectively

○                Key life science space leasing

■                   Dana-Farber Cancer Institute, Inc. leased 154,000 rentable square feet of a multi-tenant development in the Greater Boston market

■                   Onyx Pharmaceuticals, Inc. leased 171,000 rentable square feet build-to-suit development in the San Francisco Bay market

■                   Hamner Institute leased 100,000 rentable square feet building in the Research Triangle Park market

■                   Illumina, Inc. leased 23,000 rentable square feet development expansion in the San Diego market

•                  46% of annualized base rent from investment grade tenants;

•                  Cash and GAAP same property revenues less operating expenses increase of 1.7% and decrease of 0.7%, respectively; and

•                  Occupancy percentage for operating properties of 94.2% and occupancy percentage for operating and redevelopment properties of 87.9%.

Value-Added Opportunities and External Growth

•                  100% leased on five of seven ground-up development projects aggregating 987,000 rentable square feet, including commencement of 100% pre-leased 171,000 rentable square feet single tenant ground-up development project in the San Francisco Bay market

•                  63% leased/negotiating on 11 redevelopment projects aggregating 910,000 rentable square feet

Significant Announcements

•                  In April 2012, our board of directors elected Maria C. Freire, Ph.D., as a director of the Company

•                  On May 28, 2012, the Company will celebrate its 15th anniversary as an NYSE listed Company

Significant balance sheet milestones

	Transaction
Significant Balance Sheet Management Milestones (in thousands)	Date	Amount (1)
Debut 4.60% investment grade unsecured senior notes payable offering	February 2012	$544,649
Repurchase of 3.70% Unsecured Senior Convertible Notes	January 2012	$(83,801)
Repayment of 2012 Unsecured Senior Bank Term Loan	February 2012	$(250,000)
Amendment of $1.5 billion unsecured senior line of credit (2)	April 2012	$1,500,000
Issuance of 6.45% Series E Preferred Stock	March 2012	$124,868
Notice of redemption of 8.375% Series C Preferred Stock (3)	March 2012	$(129,638)
Sale of interest in land parcel to joint venture partner	March 2012	$31,360

(1)          Net of discounts and offering costs, as applicable.

(2)          Outstanding balance of unsecured senior line of credit as of March 31, 2012 was approximately $167 million.

(3)          Redemption of 8.375% Series C Preferred Stock occurred on April 13, 2012.

4.60% investment grade unsecured senior notes payable offering

During the three months ended March 31, 2012, we completed the issuance of our 4.60% unsecured senior notes payable due in February 2022.  Net proceeds of approximately $544.6 million were used to repay outstanding variable rate bank debt, including $250 million of our unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”), and approximately $294.6 million of outstanding borrowings under our unsecured senior line of credit.

Debt repayments

During the three months ended March 31, 2012, we retired substantially all of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”) and the entire outstanding balance on our 2012 Unsecured Senior Bank Term Loan.  In conjunction with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees.

Amendment of $1.5 billion unsecured line of credit

In April 2012, we amended our $1.5 billion unsecured senior line of credit, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers; Bank of America, N.A., as Administrative Agent; and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings. The maturity date of the unsecured senior line of credit was extended to April 2017, assuming provided that we exercise our sole right to extend this maturity date twice by an additional six months after each exercise. Borrowing under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended credit agreement, plus in either case a specified margin. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

6.45% series E preferred stock offering

In March 2012, we completed a public offering of 5,200,000 shares of our 6.45% series E cumulative redeemable Preferred Stock (“Series E Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs).  The proceeds were initially used to reduce the outstanding borrowings under our unsecured senior line of credit. We then borrowed funds under our unsecured senior line of credit to redeem our 8.375% series C cumulative redeemable preferred stock in April 2012 (“Series C Preferred Stock”).  The dividends on our Series E Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of 6.45%, or $1.6125 per share.  Our Series E Preferred Stock has no stated maturity date, is not subject to any sinking fund or mandatory redemption provisions, and is not redeemable before March 15, 2017, except to preserve our status as a REIT.  On and after March 15, 2017, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends on the Series E Preferred Stock up to, but excluding, the redemption date.  In addition, upon the occurrence of a change of control, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the date of redemption.  Investors in our Series E Preferred Stock generally have no voting rights.

8.375% series C preferred stock redemption

In March 2012, we called for redemption all 5,185,500 outstanding shares of our 8.375% Series C Preferred Stock at a redemption price equal to $25.00 per share on the redemption date of April 13, 2012.  Separately, we announced in March 2012, that we would pay a dividend on the Series C Preferred Stock for the holders of record as of March 30, 2012.  The preferred stock redemption liability included in the accompanying condensed consolidated balance sheet as of March 31, 2012, reflects the Series C Preferred Stock at its redemption amount of $129.6 million, excluding the portion relating to the accumulated and unpaid dividends.  As a result of calling our Series C Preferred Stock for redemption in March 2012, we recognized a preferred stock redemption charge of approximately $6.0 million for costs related to the issuance and redemption of our Series C Preferred Stock.  This amount represents the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock.  The accumulated and unpaid dividends relating to the Series C Preferred Stock as of March 31, 2012, have been included in dividends payable in the accompanying condensed consolidated balance sheet.  The Series C Preferred Stock was redeemed on April 13, 2012.

Real estate asset sales

	Disposition
Real Estate Asset Sales – Actual/Projected (in thousands)	Amount
Sale of land parcel in March 2012	$31,360
Assets held for sale at contract price	16,000	(1)
Projected additional dispositions	64,640
Total projected 2012 dispositions	$112,000

(1)   Amounts represent aggregate contract sales price. Net assets of these properties were approximately $14.5 million as of March 31, 2012.

Sale of land parcel

In March 2012, we contributed our 55% ownership interest in a land parcel aggregating 414,000 developable square feet in the Longwood Medical Area into a newly formed joint venture (the “Restated JV”) with National Development and Charles River Realty Investors, and admitted as a 50% member, Clarion Partners, LLC, resulting in a reduction of our ownership interest from 55% to 27.5%.  The transfer of 27.5% of our 55% ownership interest to Clarion Partners, LLC, in this real estate venture is accounted for as an in substance partial sale of an interest in the underlying real estate.  In connection with the sale of 27.5% of our 55% ownership interest in the land parcel, we received a special distribution of approximately $22.3 million which included the recognition of a $1.9 million gain on sale of land and approximately $5.4 million from our share of loan refinancing proceeds.  The land parcel we sold during the three months ended March 31, 2012, did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly for the three months ended March 31, 2012, we classified the $1.9 million gain on sale of land below income from discontinued operations, net, in the condensed consolidated statements of income.  Our 27.5% share of the land was sold at approximately $31 million (including closing costs), or approximately $275 per developable square foot.  Upon formation of the Restated JV, the existing $38.4 million non-recourse secured loan was refinanced with a seven-year (including two one-year extension options) non-recourse $213 million construction loan with initial loan proceeds of $50 million.  We do not expect capital contributions through the completion of the project to exceed the approximate $22.3 million in net proceeds received in this transaction. Construction of this $350 million project is expected to commence early in the second quarter of 2012 and the project is 37% pre-leased to Dana-Farber Cancer Institute, Inc.  In addition, we expect to earn development and other fees of approximately $3.5 million through 2015, and recurring annual property management fees thereafter.

Assets held for sale

As of March 31, 2012, we had three properties classified as “held for sale” at an aggregate contract price of $16 million with an aggregate net book value of approximately $14.5 million.

Investment grade ratings and key credit metrics

In July 2011, we received investment grade ratings from two major rating agencies.  Receipt of our investment grade ratings was a significant milestone for the Company that we believe will provide long-term value to our stockholders.  Key strengths of our balance sheet and business that highlight our investment grade credit profile include, among others, balance sheet liquidity, diverse and creditworthy tenant base, well-located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.  This significant milestone broadens our access to another key source of debt capital and allows us to continue to pursue our long-term capital, investment, and operating strategies.  The issuance of investment grade unsecured senior notes payable has allowed us to begin the transition from bank debt financing to unsecured senior notes payable, from variable rate debt to fixed rate debt, and from short-term debt to long-term debt. While this transition of bank debt is in process, we will utilize interest rate swap agreements to reduce our interest rate risk. We expect to keep our unhedged variable rate debt at less than 20% of our total debt.

	Three Months Ended March 31,
Key Credit Metrics (1)	2012	2011
Net debt to Adjusted EBITDA	7.1x	7.0x
Net debt to gross assets (2)	36%	39%
Fixed charge coverage ratio	2.6x	2.7x
Interest coverage ratio	3.3x	3.4x
Unencumbered net operating income as a percentage of total net operating income	72%	65%
Liquidity – unsecured senior line of credit availability and unrestricted cash (2)	$1.4 billion	$0.9 billion
Non-income-producing assets as a percentage of gross real estate (2)	25%	26%
Unhedged variable rate debt as a percentage of total debt (2)	5%	46%

(1)	These metrics reflect certain non-GAAP financial measures. See “Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.
(2)	At the end of the period.

Unsecured senior notes payable

In February 2012, we completed a public offering of our unsecured senior notes payable, and raised approximately $550 million in principal amount at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due on April 1, 2022.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a wholly owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay the outstanding principal balance of $250 million on our 2012 Unsecured Senior Bank Term Loan and to reduce the outstanding balance on our unsecured senior line of credit.

Acquisitions

In February 2012, we acquired 6 Davis Drive, a 100,000 rentable square foot life science laboratory building located in the Research Triangle Park market, for approximately $20 million.  The building is 100% leased to a non-profit research institute.  The property also includes opportunities to develop at least three additional build-to-suit or multi-tenant buildings aggregating at least an additional 450,000 rentable square feet in an excellent location.  We expect to achieve a stabilized yield on cost on a cash and GAAP basis for the operating property of approximately 8.4% and 8.9%, respectively.  Stabilized yield on cost is calculated as the quotient of net operating income and our investment in the property at stabilization (“Stabilized Yield”). These yields assume a purchase price allocation of $11.8 million to the 100,000 rentable square foot operating property and $8.3 million to the land for future additional buildings.

	Acquisition	Operating	Occupancy	Purchase Price of	Stabilized Yield
Property/Market	Date	RSF	at Acquisition	Operating Property	Cash	GAAP
6 Davis Drive, Research Triangle Park	February 2012	100,000	100%	$11,806	8.4%	8.9%

Development and redevelopment

In January 2012, we commenced a 100% pre-leased ground-up development of a 170,618 rentable square foot single tenant building at 259 East Grand Avenue in the San Francisco Bay market.  This project is 100% pre-leased to Onyx Pharmaceuticals Inc., and we expect to achieve a Stabilized Yield on both a cash and GAAP basis for this property in the range from 7.8% to 8.2%.  Funding for this property is expected to be provided by a construction loan and borrowings under our unsecured senior line of credit.  We expect to close the construction loan in the second quarter of 2012.

In March 2012, we executed a 154,000 rentable square foot lease with Dana-Farber Cancer Institute, Inc. for 37% of our 414,000 rentable square foot joint venture development project located in the Longwood Medical Area of the Greater Boston market.  Funding for this project is expected to be primarily provided by capital from our recently admitted joint venture partner and a non-recourse construction loan.  Additionally, our share of the funding is expected to be less than the $22.3 million distribution we received upon admittance of the new partner and refinancing of the project.  See Sale of Land Parcel on page 43 for additional information.

Leasing

For the three months ended March 31, 2012, we executed a total of 63 leases for approximately 912,000 rentable square feet at 45 different properties (excluding month-to-month leases).  Of this total, approximately 275,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 637,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 637,000 rentable square feet, approximately 394,000 rentable square feet related to our development or redevelopment programs, and the remaining approximately 243,000 rentable square feet related to previously vacant space.  Rental rates for this renewed/re-leased space were on average approximately 2.8% lower on a cash basis and approximately 3.3% higher on GAAP basis than rental rates for the respective expiring leases.  Importantly, excluding one lease for 18,000 rentable square feet related to one tenant in the Sorrento Valley submarket in San Diego, rental rates for renewed/re-leased space were on average 7.6% and 1.1% higher than rental rates for expiring leases on a GAAP and cash basis, respectively.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.5 months, with respect to the 912,000 rentable square feet leased during the three months ended March 31, 2012.  Approximately 68% of the number of leases executed during the three months ended March 31, 2012, had no tenant concessions.

As of March 31, 2012, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures, and approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index.

Value-added projects

A key component of our business model is our value-added development and redevelopment programs. These programs are focused on providing high-quality, generic, and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry.  Upon completion, each value-added project is expected to generate significant revenues and cash flows.  Our development and redevelopment projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.  Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space, including the conversion of single-tenancy space to multi-tenancy space, or vice versa.  Development projects generally consist of the ground-up development of generic and reusable life science laboratory facilities.  We anticipate execution of new active development projects for aboveground vertical construction of new life science laboratory space generally only with significant pre-leasing.  Preconstruction activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective also includes the advancement of preconstruction efforts to reduce the time required to deliver projects to prospective tenants.  These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings.  Ultimately, these projects will provide high-quality facilities for the life science industry and will generate significant revenue and cash flows for the Company.

Projects in India and China represent development opportunities focusing on life science laboratory space for our current client tenants and other life science relationship entities.  These projects focus on real estate investments with targeted returns on investment greater than returns expected in the United States.  We have approximately 459,000 square feet undergoing construction in India.  Additionally, we have a two-building development project located in North China aggregating 292,000 rentable square feet undergoing construction.  Our development, redevelopment, and preconstruction projects as well as certain real estate in Asia are classified as construction in progress.  We are required to capitalize interest and other direct project costs during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest and other direct project costs ceases after a project is substantially complete and ready for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs would be expensed as incurred. When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net, or land held for future development.

Projected results

As of March 31, 2012, we had seven ground-up development projects in process aggregating approximately 986,828 rentable square feet. We also had eleven projects undergoing conversion into laboratory space through redevelopment aggregating approximately 910,139 rentable square feet.  These projects along with recently delivered projects, certain future projects, and contribution from same properties are expected to contribute significant increases in rental income, net operating income, and cash flows.  Net operating income is projected to increase significantly quarter to quarter to a range from $111 million to $113 million for the three months ended December 31, 2012.  Operating performance assumptions related to the completion of our development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and stabilization yields are included on page 49.  Other key assumptions regarding our projection, including the impact of various development and redevelopment projects, are included in the tables below.

Projected interest expense, net, and related capitalized interest for the year ended December 31, 2012, is expected to decrease from our prior guidance reported on February 22, 2012, by approximately $2.0 million and $1.5 million, respectively, primarily due to the amendment of our $1.5 billion unsecured senior line of credit, which among other changes, reduced the Applicable Margin for LIBOR borrowings under the unsecured senior line of credit to 1.20%, down from 2.40% in effect immediately prior to the amendment.  Certain key assumptions regarding our projected sources and uses of capital are included on page 63.  We expect general and administrative expenses for the year ended December 31, 2012, to increase from 12% to 14% over the year ended December 31, 2011, compared to our prior guidance of up 5% to 8%.  The increase is primarily due to the timing of hiring additional employees related to the growth in both the depth and breadth of our operations in multiple markets, and other compensation-related expenses.  Since December 31, 2011, our number of employees has increased by approximately 6%.  As a percentage of total revenues, we expect general and administrative expenses for the year ended December 31, 2012, to be consistent with the year ended December 31, 2011, at approximately 7% to 8% of total revenues.

The completion of our development and redevelopment projects will also result in increased interest expense and other direct project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred.  Our projections for general and administrative expenses, capitalization of interest, and interest expense, net, are included in the tables below.  Our projections, including projection of net operating income, are subject to a number of variables and uncertainties, including those discussed under the forward looking statements section of Part I under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2011.  To the extent our full year earnings guidance is updated during the year we will provide additional disclosure supporting reasons for any significant changes to such guidance.  Further, we believe net operating income is a key performance indicator and is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.

Key net operating income projection assumptions	Year Ended December 31, 2012
Same property net operating income growth — cash basis	3% to 5%
Same property net operating income growth — GAAP basis	0% to 2%
Rental rate steps on lease renewals and re-leasing of space — cash basis	Slightly negative/positive
Rental rate steps on lease renewals and re-leasing of space — GAAP basis	Up to 5%
Straight-line rents	$6.5 million/qtr
Amortization of above and below market leases	$0.8 million/qtr
General and administrative expenses in comparison to prior year	Up 12% to 14%

Key expense and other projection assumptions
Capitalization of interest	$55.5 to $61.5 million
Interest expense, net	$73 to $79 million
Write-off of unamortized loan fees upon early retirement of the 2012 Unsecured Senior Bank Term Loan	$0.6 million
Write-off of loan fees upon modification of unsecured senior line of credit	$1.6 million
Preferred stock redemption charge	$6 million

The following table summarizes our investments in real estate as of March 31, 2012 and December 31, 2011 (dollars in thousands, except per square foot amounts):

	March 31, 2012			December 31, 2011
	Book Value	Square Feet	Cost per Square Foot	Book Value	Square Feet	Cost per Square Foot
Land (related to rental properties)	$506,136			$510,630
Buildings and building improvements	4,473,337			4,417,093
Other improvements	185,653			185,036
Rental properties	5,165,126	13,641,270	$379	5,112,759	13,567,997	$377
Less: accumulated depreciation	(779,177)			(742,535)
Rental properties, net	4,385,949			4,370,224

Construction in progress (“CIP”)/current value-added projects:
Active development	231,164	986,828	234	198,644	818,020	243
Active redevelopment	297,031	910,139	326	281,555	919,857	306
Projects in India and China	114,207	751,000	152	106,775	817,000	131
Generic infrastructure/building improvement projects	124,716	–	–	92,338	–	–
	767,118	2,647,967	290	679,312	2,554,877	266
Land/future value-added projects
Land held for future development	387,309	11,662,000	33	341,678	10,939,000	31
Land undergoing preconstruction activities (additional CIP) (1)	547,006	2,244,000	244	574,884	2,668,000	215
	934,315	13,906,000	67	916,562	13,607,000	67

Investment in unconsolidated real estate entity	25,870	414,000	62	42,342	414,000	102
Real estate, net	6,113,252	30,609,237	$200	6,008,440	30,143,874	$199
Add: accumulated depreciation	779,177			742,535
Gross investment in real estate (2)	$6,892,429	30,609,237		$6,750,975	30,143,874

(1)             We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing significant pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consist of our 1.6 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

(2)             In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting approximately 3.0 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) a right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

The following table provides detail on our development and redevelopment projects as of March 31, 2012 (dollars in thousands):

	CIP			RSF	Investment					Stabilized		Project	Initial
		Negotiating/	RSF	In	In		Cost to Complete		Total at	Yield		Start	Occupancy	Stabilization
Market/Property	Leased	Committed	In CIP	Service	Service	CIP	2012	Thereafter	Completion	Cash	GAAP	Date	Date	Date

Development projects

Greater Boston – Cambridge/Inner Suburbs
225 Binney Street	100%	–%	303,143	–	$–	$50,576	$46,531	$65,443	$162,550	7.5%	8.1%	4Q11	4Q13	4Q13
San Francisco Bay – Mission Bay
409/499 Illinois Street	–%	–%	222,780	–	$–	$104,285	$16,292	$27,523	$148,100	6.7%	7.4%	2Q11	2Q13	2Q14
San Francisco Bay – South SF
259 East Grand Ave.	100%	–%	170,618	–	$–	$20,693	$37,488	$22,680	$80,861	7.8–8.2%	7.8–8.2%	1Q12	1Q13	3Q15
San Diego – University Town Center
4755 Nexus Center Drive	100%	–%	45,255	–	$–	$9,959	$12,382	$–	$22,341	7.0%	7.7%	1Q11	3Q12	3Q12
5200 Illumina Way	100%	–%	127,373	–	$–	$27,162	$19,803	$2,335	$49,300	7.0%	10.8%	4Q10	4Q12	4Q12
Canada	100%	–%	26,426	–	$–	$8,881	$567	$–	$9,448	7.6%	8.2%	4Q11	2Q12	2Q12
Development Projects	75%	–%	895,595	–	$–	$221,556	$133,063	$117,981	$472,600

Urban/central business district redevelopment projects

Greater Boston – Cambridge/Inner Suburbs
400 Technology Square	39%	–%	212,123	–	$–	$80,435	$37,035	$22,080	$139,550	8.1%	9.1%	4Q11	4Q12	4Q13
San Diego – Torrey Pines
3530/3550 John Hopkins Court	100%	–%	98,320	–	$–	$38,456	$11,944	$–	$50,400	8.6%	9.0%	2Q10	2Q12	3Q12
San Diego – University Town Center
10300 Campus Point Drive	91%	–%	189,562	89,576	$40,387	$25,113	$53,897	$12,203	$131,600	7.6%	7.7%	4Q10	4Q11	3Q12
Seattle – Lake Union
1551 Eastlake Avenue	–%	23%	51,455	66,028	$26,249	$29,029	$7,908	$824	$64,010	7.0%	7.4%	4Q11	4Q11	4Q13
Total urban/central business district redevelopment projects	64%	2%	551,460	155,604	$66,636	$173,033	$110,784	$35,107	$385,560

San Francisco Bay – South SF
400/450 East Jamie Court	6%	31%	91,233	71,803	$46,867	$47,480	$6,212	$7,931	$108,490	4.2%	4.3%	4Q06	3Q11	4Q13
Other – 400/450 East Jamie Court (1)					$37,872	$(37,872)
Suburban and other redevelopment projects	11%	46%	358,679	31,624	$17,589	$147,405	$46,458	$22,993	$234,445			2Q07–1Q12	1Q12–3Q13	2Q12–2Q14
Other – suburban and other redevelopment projects (1)					$23,407	$(23,407)
Projects in India and China			751,000	–	$–	$114,207	$37,809	TBD	$152,016
Generic infrastructure/ building improvement projects			–	–	$–	$124,716	$70,030	TBD	$194,746
Subtotal			2,647,967	259,031	$192,371	$767,118	$404,356	$184,012	$1,547,857

Preconstruction			2,244,000	–	$–	$547,006	$36,814	TBD	$583,820
Future projected construction projects			–	–	$–	$–	$40,598	TBD	$40,598
Total			4,891,967	259,031	$192,371	$1,314,124	$481,768	$184,012	$2,172,275

(1)              As of the period ended, some portion of the real estate basis associated with the rentable square feet under redevelopment or development was classified as in-service, because activities necessary to prepare the asset for its intended use were no longer in process.  In the near future, we anticipate recommencing activities necessary to prepare the asset for its intended use upon execution of leasing and final decisions related to design of each space.

The following table summarizes the components of our future value-added square footage as of March 31, 2012:

Market	Land Undergoing Preconstruction Activities (additional CIP)	Land Held for Future Development	Total Land (1)	Investment in Unconsolidated Real Estate Entity (2)	Future Redevelopment (3)

Greater Boston	1,582,000	225,000	1,807,000	414,000	119,000

San Francisco Bay – Mission Bay	–	290,000	290,000	–	–

San Francisco Bay – South San Francisco	–	1,024,000	1,024,000	–	40,000

San Diego	255,000	522,000	777,000	–	87,000

Greater NYC	407,000	–	407,000	–	–

Suburban Washington, D.C.	–	1,024,000	1,024,000	–	416,000

Seattle	–	1,124,000	1,124,000	–	80,000

Other non-cluster markets	–	1,125,000	1,125,000	–	237,000

International	–	6,328,000	6,328,000	–	–

Total	2,244,000	11,662,000	13,906,000	414,000	979,000

(1)             In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting approximately 3.0 million developable square feet.  These parcels consist of: (a) a parcel supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease; (b) a right to acquire land parcels supporting ground-up development of 636,000 rentable square feet in Edinburgh, Scotland; and (c) an option to increase our land use rights by up to approximately 2.0 million additional developable square feet in China.

(2)             Represents an unconsolidated development project in the Longwood Medical Area of the Greater Boston market, a newly formed joint venture with National Development, Charles River Realty Investors, and Clarion Partners, LLC.

(3)             Our asset base also includes non-laboratory space (office, warehouse, and industrial space) identified for future conversion into life science laboratory space through redevelopment.  These spaces are classified in rental properties, net.

Tenants

Our life science properties are leased principally to a diverse group of tenants, with no tenant accounting for more than 6.4% of our annualized base rent.  The chart below shows tenant business type by annualized base rent as of March 31, 2012:

The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of March 31, 2012 (dollars in thousands):

			Remaining Lease		Approximate Aggregate	Percentage of Aggregate		Percentage of Aggregate	Investment Grade Entities (3)
		Number	Term in Years		Rentable	Total	Annualized	Annualized	Fitch	Moody’s	S&P	Education/
	Tenant	of Leases	(1)	(2)	Square Feet	Square Feet	Base Rent	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	7	4.5	4.8	453,000	2.9%	$26,437	6.4%	AA	Aa2	AA-	–
2	Eli Lilly and Company	5	9.3	11.0	262,182	1.7	15,146	3.7	A	A2	AA-	–
3	FibroGen, Inc.	1	11.6	11.6	234,249	1.5	14,300	3.5	–	–	–	–
4	Roche Holding Ltd	4	5.8	6.0	362,592	2.3	14,096	3.4	AA-	A1	AA-	–
5	Illumina, Inc.	1	19.6	19.6	346,581	2.2	13,260	3.2	–	–	–	–
6	United States Government	8	2.8	2.9	378,526	2.4	11,659	2.8	AAA	Aaa	AA+	–
7	Bristol-Myers Squibb Company	3	6.7	6.8	250,454	1.6	10,087	2.5	A+	A2	A+	–
8	GlaxoSmithKline plc	4	7.3	7.1	182,387	1.2	9,522	2.3	A+	A1	A+	–
9	Massachusetts Institute of Technology	3	2.8	2.5	178,952	1.1	8,154	2.0	–	Aaa	AAA	✓
10	The Regents of the University of California	3	9.4	9.4	182,242	1.2	7,435	1.8	AA+	Aa1	AA	✓
11	NYU-Neuroscience Translational Research Institute	2	13.7	12.9	78,597	0.5	6,993	1.7	–	Aa3	AA-	✓
12	Alnylam Pharmaceuticals, Inc. (4)	1	4.5	4.5	129,424	0.8	6,147	1.5	–	–	–	–
13	Gilead Sciences, Inc.	1	8.3	8.3	109,969	0.7	5,824	1.4	–	Baa1	A-	–
14	Amylin Pharmaceuticals, Inc.	3	4.1	4.3	168,308	1.1	5,753	1.4	–	–	–	–
15	Pfizer Inc.	2	7.2	7.0	116,518	0.7	5,502	1.3	A+	A1	AA	–
16	The Scripps Research Institute	2	4.7	4.6	99,377	0.6	5,197	1.3	AA-	Aa3	–	✓
17	Quest Diagnostics Incorporated	2	4.4	4.3	280,113	1.8	4,989	1.2	BBB+	Baa2	BBB+	–
18	Theravance, Inc. (5)	2	8.2	8.2	130,342	0.8	4,895	1.2	–	–	–	–
19	Infinity Pharmaceuticals, Inc.	2	2.8	2.8	67,167	0.4	4,382	1.1	–	–	–	–
20	Kadmon Corporation, LLC	2	8.7	8.5	46,958	0.3	4,184	1.0	–	–	–	–
	Total/Weighted Average:	58	7.3	7.8	4,057,938	25.8%	$183,962	44.7%

(1)             Represents remaining lease term in years based on percentage of leased square feet.

(2)             Represents remaining lease term in years based on percentage of annualized base rent in effect as of March 31, 2012.

(3)             Ratings obtained from each of the following rating agencies: Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.

(4)             As of December 31, 2011, Novartis AG owned approximately 13% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(5)             As of April 2, 2012, GlaxoSmithKline plc owned approximately 18% of the outstanding stock of Theravance, Inc. The ownership percentage is expected to increase to 27% upon shareholder approval of GlaxoSmithKline plc’s pending stock purchase agreement.

Location of properties

The locations of our properties are diversified among a number of life science cluster submarkets.  The following table sets forth, as of March 31, 2012, the total rentable square footage, and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet							% of
Market	Operating	Develop- ment	Redevelop- ment	Total	% of Total	# of Properties	Annualized Base Rent (1)	Annualized Base Rent
Greater Boston	3,124,941	303,143	329,438	3,757,522	24%	39	$111,991	28%
San Francisco Bay	2,224,853	484,631	53,980	2,763,464	18	25	83,713	20
San Diego	2,080,547	172,628	374,083	2,627,258	17	35	66,580	16
Greater NYC	705,693	–	–	705,693	5	8	32,754	8
Suburban Washington, D.C.	2,439,656	–	101,183	2,540,839	16	32	53,526	13
Seattle	895,548	–	51,455	947,003	6	11	33,711	8
Research Triangle Park	941,639	–	–	941,639	6	14	19,454	5
Other non-cluster markets	61,002	–	–	61,002	–	2	599	–
Domestic markets	12,473,879	960,402	910,139	14,344,420	92	166	402,328	98
International	1,069,651	26,426	–	1,096,077	7	5	8,397	2
Subtotal	13,543,530	986,828	910,139	15,440,497	99	171	$410,725	100%
Discontinued operations	97,740	–	–	97,740	1	3
Total	13,641,270	986,828	910,139	15,538,237	100%	174

(1)     Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2012 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

Our average occupancy rate for operating properties as of December 31 of each year from 1998 to 2011, and March 31, 2012, was approximately 95.1%. Our average occupancy rate for operating and redevelopment properties as of December 31 of each year from 1998 to 2011, and March 31, 2012, was approximately 89.1%.

Summary of Lease Expirations

The following table summarizes information with respect to the lease expirations at our properties as of March 31, 2012:

					Percentage of	Annualized Base Rent of
Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Aggregate Total RSF	Expiring Leases (per RSF)
2012	57	(1)	868,255	(1)	6.4%	$26.13
2013	89		1,311,036		9.6	29.52
2014	76		1,313,123		9.6	29.74
2015	61		1,225,565		9.0	32.35
2016	50		1,411,192		10.3	30.98
2017	44		1,322,956		9.7	30.44
2018	21		1,124,992		8.2	36.97
2019	13		528,045		3.9	35.43
2020	15		731,631		5.4	40.33
2021	18		611,863		4.5	38.44

							Annualized Base
	2012 RSF of Expiring Leases						Rent of
		Negotiating/	Targeted for	Remaining			Expiring Leases
Market	Leased	Anticipating	Redevelopment	Expiring Leases	Total		(per RSF)	Market Rent (2)
Greater Boston	7,426	23,708	–	97,402	128,536		$32.89	$30.00 - $55.00
San Francisco Bay	–	5,087	32,074	44,326	81,487		30.50	$30.00 - $42.00
San Diego	50,274	–	76,791	38,507	165,572		25.42	$24.00 - $36.00
Greater NYC	–	–	–	7,239	7,239		13.24	N/A
Suburban Washington, D.C.	69,679	13,776	105,000	97,554	286,009		23.55	$12.00 - $27.00
Seattle	2,468	46,216	66,146	39,110	153,940		27.82	$20.00 - $48.00
Research Triangle Park	–	16,795	–	28,677	45,472		14.33	$10.00 - $30.00
Other non-cluster markets	–	–	–	–	–		–	N/A
International	–	–	–	–	–		–	N/A
Total	129,847	105,582	280,011	352,815	868,255	(1)	$26.13
Percentage of expiring leases	15%	12%	32%	41%	100%

						Annualized Base
	2013 RSF of Expiring Leases					Rent of
		Negotiating/	Targeted for	Remaining		Expiring Leases
Market	Leased	Anticipating	Redevelopment	Expiring Leases	Total	(per RSF)	Market Rent (2)
Greater Boston	–	149,793	–	340,819	490,612	$34.72	$30.00 - $55.00
San Francisco Bay	–	64,696	–	249,889	314,585	26.76	$30.00 - $42.00
San Diego	9,849	–	14,030	128,876	152,755	21.35	$24.00 - $36.00
Greater NYC	–	–	–	–	–	–	N/A
Suburban Washington, D.C.	–	61,451	–	197,115	258,566	30.40	$12.00 - $27.00
Seattle	–	–	–	15,373	15,373	28.18	$20.00 - $48.00
Research Triangle Park	–	12,810	–	35,522	48,332	22.52	$10.00 - $30.00
Other non-cluster markets	–	6,324	–	17,653	23,977	17.68	$14.00 - $22.00
International	–	–	–	6,836	6,836	26.78	$16.00 - $26.00
Total	9,849	295,074	14,030	992,083	1,311,036	$29.52
Percentage of expiring leases	1%	23%	1%	75%	100%

(1)             Excludes seven month-to-month leases for approximately 11,000 rentable square feet.

(2)             Based upon rental rates achieved in recently executed leases.

Results of operations

The following table presents information regarding our asset base and value-added projects as of March 31, 2012 and 2011:

	March 31,
Rentable square feet	2012	2011
Operating properties	13,641,270	12,435,227
Development properties	986,828	479,751
Redevelopment properties	910,139	784,671
Total rentable square feet	15,538,237	13,699,649

Number of properties	174	168
Occupancy – operating	94.2%	94.2%
Occupancy – operating and redevelopment	87.9%	88.6%
Annualized base rent per leased rentable square foot	$34.17	$33.90

As a result of changes within our total property portfolio, the financial data presented in the table on the following page shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active development and active redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.  For the three months ended March 31, 2012 and 2011, our Same Properties consisted of 141 operating properties aggregating approximately 10.6 million rentable square feet with occupancy of 93.9% and 94.0% at the end of each period, respectively.

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

Further, we believe net operating income is useful to investors as a performance measure because when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Net operating income presented by us may not be comparable to net operating income reported by other equity REITs that define net operating income differently.  We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our condensed consolidated statements of income.  Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Comparison of the three months ended March 31, 2012, to the three months ended March 31, 2011

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenues:
Rental – Same Properties	$86,480	$86,164	$316	–%
Rental – Non-Same Properties	21,305	20,089	1,216	6
Total rental	107,785	106,253	1,532	1

Tenant recoveries – Same Properties	28,937	29,477	(540)	(2)
Tenant recoveries – Non-Same Properties	5,615	3,413	2,202	65
Total tenant recoveries	34,552	32,890	1,662	5

Other income – Same Properties	46	(8)	54	(675)
Other income – Non-Same Properties	2,583	785	1,798	229
Total other income	2,629	777	1,852	238

Total revenues – Same Properties	115,463	115,633	(170)	–
Total revenues – Non-Same Properties	29,503	24,287	5,216	21
Total revenues	144,966	139,920	5,046	4

Expenses:
Rental operations – Same Properties	33,969	33,548	421	1
Rental operations – Non-Same Properties	9,441	7,513	1,928	26
Total rental operations	43,410	41,061	2,349	6

Net operating income:
Net operating income – Same Properties	81,494	82,085	(591)	(1)
Net operating income – Non-Same Properties	20,062	16,774	3,288	20
Total net operating income	101,556	98,859	2,697	3

Other expenses:
General and administrative	10,361	9,497	864	9
Interest	16,227	17,810	(1,583)	(9)
Depreciation and amortization	43,405	36,582	6,823	19
Loss on early extinguishment of debt	623	2,495	(1,872)	(75)
Total other expenses	70,616	66,384	4,232	6
Income from continuing operations	$30,940	$32,475	$(1,535)	(5)%

Rental revenues

Total rental revenues for the three months ended March 31, 2012, increased by $1.5 million, or 1%, to $107.8 million, compared to $106.3 million for the three months ended March 31, 2011.  The increase was due to rental revenues from our Non-Same Properties, including two ground-up development projects that were completed and delivered after January 1, 2011, and three operating properties that were acquired subsequent to January 1, 2011.

Tenant recoveries

Total tenant recoveries for the three months ended March 31, 2012, increased by $1.7 million, or 5%, to $34.6 million, compared to $32.9 million for the three months ended March 31, 2011.  The increase was primarily due to an increase in tenant recoveries of approximately $2.2 million from our Non-Same Properties, including two ground-up development projects that were completed and delivered after January 1, 2011, and three operating properties that were acquired subsequent to January 1, 2011.  As of March 31, 2012, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended March 31, 2012 and 2011, of $2.6 million and $0.8 million, respectively, represents construction management fees, interest, investment income, and storage income.  The increase of approximately $1.8 million is primarily due to an increase in investment income of approximately $1.7 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Rental operating expenses

Total rental operating expenses for the three months ended March 31, 2012, increased by $2.3 million, or 6%, to $43.4 million, compared to $41.1 million for the three months ended March 31, 2011.  Approximately $1.8 million of the increase was from an increase in rental operating expenses from our Non-Same Properties, including two ground-up development projects that were completed and delivered after January 1, 2011, and three operating properties that were acquired subsequent to January 1, 2011.  The remaining $0.4 million increase was from increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repair and maintenance expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2012, increased by $0.9 million, or 9%, to $10.4 million, compared to $9.5 million for the three months ended March 31, 2011.  As a percentage of total revenues, general and administrative expenses remained consistent for the three months ended March 31, 2012 and 2011, at approximately 7% of total revenues.

Interest expense

Interest expense for the three months ended March 31, 2012, decreased by $1.6 million, or 9%, to $16.2 million compared to $17.8 million for the three months ended March 31, 2011, detailed as follows (in thousands):

	Three Months Ended March 31,
Interest expense	2012	2011	Change
Secured notes payable	$10,109	$11,880	$(1,771)
Unsecured senior notes payable	2,182	–	2,182
Unsecured senior line of credit	5,786	4,825	961
Unsecured senior bank term loans	4,728	3,054	1,674
Interest rate swap agreements	5,775	5,439	336
Unsecured senior convertible notes	222	3,465	(3,243)
Amortization of loan fees and other	2,691	2,340	351
Capitalized interest	(15,266)	(13,193)	(2,073)
Total interest expense	$16,227	$17,810	$(1,583)

The decrease in total interest expense of $1.6 million was due to a decrease in interest expense on our secured notes payable and unsecured senior convertible notes, and was partially offset by increases in interest expense on our unsecured senior notes payable and unsecured senior bank term loans.  Interest on our secured notes payable decreased primarily due to the repayments of seven secured notes payable approximating $55.7 million since March 31, 2011.  Interest on unsecured senior convertible notes decreased due to the repurchases of our 3.70% Unsecured Senior Convertible Notes aggregating $204.9 million since March 2011.  The increase in interest expense on our unsecured senior bank term loans was primarily attributable to an increase in outstanding unsecured senior bank term loans from $1.0 billion at March 31, 2011, to $1.4 billion at March 31, 2012.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources — Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2012, increased by $6.8 million, or 19%, to $43.4 million, compared to $36.6 million for the three months ended March 31, 2011.  The increase resulted primarily from depreciation associated with two ground-up development projects that were completed and delivered after January 1, 2011, and three operating properties that were acquired subsequent to January 1, 2011.

Loss on early extinguishment of debt

During the three months ended March 31, 2012, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees, as a result of the early repayment of $250 million of our 2012 Unsecured Senior Bank Term Loan.  During the three months ended March 31, 2011, we recognized an aggregate loss on early extinguishment of debt of approximately $2.5 million related to the repurchase, in privately negotiated transactions, of approximately $96.1 million of our 3.70% Unsecured Senior Convertible Notes.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net, of $29,000 for the three months ended March 31, 2012, reflects the results of operations of three properties classified as “held for sale” as of March 31, 2012.  Income from discontinued operations, net, of $150,000 for the three months ended March 31, 2011, reflects the results of operations of three properties classified as “held for sale” as of March 31, 2012, and the results of operating of one property sold during the three months ended December 31, 2011.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as for property acquisitions, development, redevelopment, other construction projects, capital improvements, tenant improvements, leasing costs, non-incremental revenue generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior notes payable, unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•                  Reduce leverage as a percentage of total gross assets and improve our ratio of debt to earnings before interest, taxes, and depreciation and amortization;

•                  Maintain diverse sources of capital, including sources from net cash flows from operating activities, unsecured debt, secured debt, selective asset sales, joint ventures, perpetual preferred stock, and common stock;

•                  Manage the amount of debt maturing in a single year;

•                  Refinance outstanding medium-term variable rate bank debt with longer-term fixed rate debt;

•                  Mitigate unhedged variable rate debt exposure by transitioning our balance sheet debt from short-term and medium-term variable rate bank debt to long-term unsecured fixed rate debt and utilizing interest rate swap agreements in the interim period during this transition of debt;

•                  Maintain adequate liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured senior line of credit;

•                  Maintain available borrowing capacity under our unsecured senior line of credit in excess of 50% of the total commitments of $1.5 billion, except temporarily as necessary;

•                  Fund preferred stock and common stock dividends from net cash provided by operating activities;

•                  Retain net positive cash flows from operating activities after payment of dividends for reinvestment in acquisitions and/or development and redevelopment projects; and

•                  Reduce our non-income-producing assets as a percentage of our gross investment in real estate.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Net cash provided by operating activities	$49,685	$44,468	$5,217
Net cash used in investing activities	(124,248)	(86,262)	(37,986)
Net cash provided by financing activities	71,351	29,700	41,651

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Net cash provided by operating activities	$49,685	$44,468	$5,217
Changes in assets and liabilities	19,801	21,504	(1,703)
Net cash provided by operating activities before changes in assets and liabilities	$69,486	$65,972	$3,514

Net cash provided by operating activities for the three months ended March 31, 2012, increased by $5.2 million, or 12%, to $49.7 million, compared to $44.5 million for the three months ended March 31, 2011.  The increase resulted primarily from an increase in net operating income from completed and leased development and redevelopment spaces, and increased revenues from three operating properties that were acquired subsequent to January 1, 2011.  Net cash provided by operating activities before changes in assets and liabilities for the three months ended March 31, 2012, increased by $3.5 million, to $69.5 million, compared to $66.0 million for the three months ended March 31, 2011.   We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of March 31, 2012, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Our average occupancy rate for operating properties as of March 31, 2012, and December 31 of each year from 1998 to 2011 was approximately 95.1%.  Our average occupancy rate for operating and redevelopment properties as of March 31, 2012, and December 31 of each year from 1998 to 2011 was approximately 89.1%.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2012, was $124.2 million, compared to $86.3 million for the three months ended March 31, 2011.  This increase consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Additions to properties	$(120,585)	$(74,287)	$(46,298)
Purchase of properties	(19,946)	(7,458)	(12,488)
Proceeds from sale of land parcel	22,250	–	22,250
Other	(5,967)	(4,517)	(1,450)
Net cash used in investing activities	$(124,248)	$(86,262)	$(37,986)

The increase in net cash used in investing activities for the three months ended March 31, 2012, is primarily due to increased capital expenditures related to our redevelopment and development projects, as well as our acquisition of 6 Davis Drive in the Research Triangle Park market during the three months ended March 31, 2012.

Acquisitions

In February 2012, we acquired 6 Davis Drive, a 100,000 rentable square foot life science laboratory building located in the Research Triangle Park market, for approximately $20 million.  The building is 100% leased to a non-profit research institute.  The property also includes opportunities to develop at least three additional build-to-suit or multi-tenant buildings aggregating at least an additional 450,000 rentable square feet in an excellent location.  We expect to achieve a Stabilized Yield on cost on a cash and GAAP basis for the operating property of approximately 8.4% and 8.9%, respectively.  These yields assume a purchase price allocation of $11.8 million to the 100,000 rentable square foot operating property and $8.3 million to the land for future additional buildings.

	Acquisition	Operating	Occupancy	Purchase Price of	Stabilized Yield
Property/Market	Date	RSF	at Acquisition	Operating Property	Cash	GAAP
6 Davis Drive, Research Triangle Park	February 2012	100,000	100%	$11,806	8.4%	8.9%

Capital expenditures and tenant improvements

See discussion in “Uses of Capital – Capital Expenditures, Tenant Improvements, and Leasing Costs.”

Financing activities

Net cash flows provided by financing activities for the three months ended March 31, 2012, increased by $41.7 million, to $71.4 million, compared to $29.7 million for the three months ended March 31, 2011.  This increase consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Proceeds from issuance of unsecured senior notes payable	$544,649	$–	$544,649
Principal reductions of secured notes payable	(2,688)	(2,991)	303
Principal borrowings from unsecured senior line of credit	248,000	460,000	(212,000)
Repayments of borrowings from unsecured senior line of credit	(451,000)	(279,000)	(172,000)
Repayment of unsecured senior term loan	(250,000)	–	(250,000)
Repurchases of unsecured senior convertible notes	(83,801)	(98,590)	14,789
Proceeds from issuance of preferred stock	124,868	–	124,868
Dividend payments	(37,475)	(32,012)	(5,463)
Other	(21,202)	(17,707)	(3,495)
Net cash provided by financing activities	$71,351	$29,700	$41,651

Debt issuance

During the three months ended March 31, 2012, we completed the issuance of our unsecured senior notes payable, as summarized in the table below (in thousands):

		As of March 31, 2012
	Maturity	Amount Outstanding (1)	Effective Interest Rate (2)	Date of Issuance

Unsecured senior notes payable	4/1/2022	$549,536	4.61%	2/29/2012

(1)          Amount outstanding is presented net of $0.5 million of unamortized discount.

(2)          Effective interest rate on issuance date including the effects of discounts on the notes.

Debt repayments

During the three months ended March 31, 2012, we retired substantially all of our 3.70% Unsecured Senior Convertible Notes and the entire $250 million outstanding balance on our 2012 Unsecured Senior Bank Term Loan.  In conjunction with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a charge of approximately $0.6 million related to the write-off of unamortized loan fees. The following table outlines certain debt repayments for the three months ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
		Loss on Early
	Debt	Extinguishment
	Repayments	of Debt
Repurchase of 3.70% Unsecured Senior Convertible Notes	$83,801	$–
Repayment of 2012 Unsecured Senior Bank Term Loan	250,000	623
	$333,801	$623

6.45% series E preferred stock offering

In March 2012, we completed a public offering of 5,200,000 shares of our 6.45% Series E Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs).  The proceeds were initially used to reduce the outstanding borrowings under our unsecured senior line of credit. We then borrowed funds under our unsecured senior line of credit to redeem our “Series C Preferred Stock”.  The dividends on our Series E Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of 6.45%, or $1.6125 per share.  Our Series E Preferred Stock has no stated maturity date, is not subject to any sinking fund or mandatory redemption provisions, and is not redeemable before March 15, 2017, except to preserve our status as a REIT.  On and after March 15, 2017, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends on the Series E Preferred Stock up to, but excluding, the redemption date.  In addition, upon the occurrence of a change of control, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the date of redemption.  Investors in our Series E Preferred Stock generally have no voting rights.

8.375% series C preferred stock redemption

In March 2012, we called for redemption all 5,185,500 outstanding shares of our 8.375% Series C Preferred Stock at a redemption price equal to $25.00 per share on the redemption date of April 13, 2012.  Separately, we announced in March 2012, that we would pay a dividend on the Series C Preferred Stock for the holders of record as of March 30, 2012.  The preferred stock redemption liability included in the accompanying condensed consolidated balance sheet as of March 31, 2012, reflects the Series C Preferred Stock at its redemption amount of $129.6 million, excluding the portion relating to the accumulated and unpaid dividends.  As a result of calling our Series C Preferred Stock for redemption in March 2012, we recognized a preferred stock redemption charge of approximately $6.0 million for costs related to the issuance and redemption of our Series C Preferred Stock.  This amount represents the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock.  The accumulated and unpaid dividends relating to the Series C Preferred Stock as of March 31, 2012, have been included in dividends payable in the accompanying condensed consolidated balance sheet.  The Series C Preferred Stock was redeemed on April 13, 2012.

Dividends

During the three months ended March 31, 2012 and 2011, we paid the following dividends (in thousands):

	Three Months Ended
	March 31,
	2012	2011	Change
Common stock dividends	$30,386	$24,923	$5,463
Series C Preferred Stock dividends	2,714	2,714	–
Series D Preferred Stock dividends	4,375	4,375	–
	$37,475	$32,012	$5,463

The increase in dividends paid on our common stock is due to an increase in dividends to $0.49 per common share for the three months ended March 31, 2012, from $0.45 per common share for the three months ended March 31, 2011.  The increase was also due to an increase in common stock outstanding.  Total common stock outstanding as of December 31, 2011, was 61,560,472 shares, compared to 54,966,925 shares as of December 31, 2010. Total common stock outstanding as of March 31, 2012, was 61,634,645 shares, compared to 55,049,730 shares as of March 31, 2011.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2012, will be satisfied by the following multiple sources of capital as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Guidance for the Year Ended December 31, 2012 (in millions)	Completed		Projected		Total
Sources of capital
Net cash provided by operating activities less dividends	$12		$64		$76	(2)
Asset and land sales	31		81		112	(3)
Unsecured senior notes payable	550		–		550
Secured construction financing	–		24		24
Series E Preferred Stock issuance	125		–		125
Debt, equity, and joint venture capital	(84	) (4)	331	(5)	247	(6)
Total sources of capital	$634		$500		$1,134

Uses of capital
Development, redevelopment, and construction	$130		$482		$612	(7)
Acquisitions	36		10		46
Secured debt repayments	3		8		11	(8)
2012 Unsecured Senior Bank Term Loan repayment	250		–		250	(8)
3.70% Unsecured Senior Convertible Notes repurchase	85		–		85	(8)
Series C Preferred Stock Redemption	130		–		130	(8)
Total uses of capital	$634		$500		$1,134

(1)             Includes actuals through March 31, 2012, and projections through December 31, 2012.

(2)             See table of “Key net operating income projection assumptions and Key expense and other projection assumptions” on page 47.

(3)             Represents an estimate of sources of capital from asset and land sales, including sale of land parcel for $31 million in March 2012, properties “held for sale” as of March 31, 2012, with a contract price of approximately $16 million, and projected additional dispositions of approximately $65 million.

(4)             Represents additional amounts used to pay down outstanding borrowings on our unsecured senior line of credit.

(5)             Includes $129.6 million of borrowings under our $1.5 billion unsecured senior line of credit on April 13, 2012, related to the redemption of our 8.375% Series C Preferred Stock.

(6)             Represents an estimate of sources of capital from debt, equity, and joint ventures in order to fund our projected uses of capital.

(7)             See “Cost to Complete” columns in the tables related to construction in progress (page 49) for additional details underlying this estimate.

(8)             Based upon contractually scheduled payments or maturity dates.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment and performance of our core operations in areas such as delivery of current and future development and redevelopment projects and leasing activity and renewals. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the forward looking statements section in Part I under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2011. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Unsecured senior notes payable

In February 2012, we completed a $550 million public offering of our unsecured senior notes payable at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a wholly owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay the outstanding principal balance of $250 million on our 2012 Unsecured Senior Bank Term Loan and to reduce the outstanding balance on our unsecured senior line of credit.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of March 31, 2012, we had $1.3 billion available under our $1.5 billion unsecured senior line of credit.

Cash and cash equivalents

As of March 31, 2012, we had approximately $77.4 million of cash and cash equivalents.

Restricted cash

Restricted cash consisted of the following as of March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Funds held in trust under the terms of certain secured notes payable	$18,827	$12,724
Funds held in escrow related to construction projects	5,648	5,648
Other restricted funds	15,328	4,960
Total	$39,803	$23,332

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Uses of capital

Capital expenditures, tenant improvements, and leasing costs

The following table summarizes the components of our total capital expenditures for the three months ended March 31, 2012 and 2011, which includes interest, property taxes, insurance, payroll costs, and other indirect project costs (in thousands):

	Three Months Ended March 31,
	2012	2011
Development	$32,957	$11,567
Redevelopment	46,273	18,909
Preconstruction	4,900	13,041
Projects in India and China	16,952	22,490
Generic infrastructure/building improvement projects (1)	29,185	10,475
Total construction spending	$130,267	$76,482

(1)          Includes amounts shown in table on the following page.

The following table summarizes the components of our total projected capital expenditures for the remainder of the year ended December 31, 2012, and the period thereafter. Expenditures include indirect project costs, including interest, property taxes, insurance, and payroll costs (in thousands):

	Nine Months Ended December 31, 2012	Thereafter
Development	$139,275	$125,912
Redevelopment	157,242	58,100
Preconstruction	36,814	TBD	(1)
Projects in India and China	37,809	TBD	(1)
Generic infrastructure/building improvement projects	70,030	TBD	(1)
Future projected construction projects	40,598	TBD	(1)
Total construction spending	$481,768	$184,012

(1)          Estimated spending beyond 2012 related to preconstruction, projects in India and China, generic infrastructure improvements, major capital spending, and projected construction projects will be determined at a future date and is contingent upon many factors.

The table below shows the average per square foot property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Non-incremental revenue generating capital expenditures (1):	2012	2011
Major capital expenditures	$–	$287,500
Other building improvements	$210,083	$320,500
Square feet in asset base	13,495,952	13,198,744
Per square foot:
Major capital expenditures	$–	$0.02
Other building improvements	$0.02	$0.02
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$672,733	$255,990
Re-tenanted square feet	63,241	66,353
Per square foot	$10.64	$3.86
Renewal space
Tenant improvements and leasing costs	$1,345,072	$546,936
Renewal square feet	211,288	267,058
Per square foot	$6.37	$2.05

(1)

Major capital expenditures consist of roof replacements and HVAC systems that are typically identified and considered at the time a property is acquired. Other building improvements exclude major capital expenditures.

(2)	Excludes space that has undergone redevelopment before re-tenanting.

We expect our future capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment) on a per square foot basis to be approximately in the amount shown in the preceding table.

Capitalized interest for the three months ended March 31, 2012 and 2011, of approximately $15.3 million and $13.2 million, respectively, is included in investments in real estate, net, on the accompanying condensed consolidated balance sheets, as well as the table on the preceding page summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, including projects in India and China, aggregating approximately $3.1 million and $4.4 million for the three months ended March 31, 2012 and 2011, respectively. Such costs are also included in the table on the preceding page.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost is incurred.  Indirect project costs, including personnel, construction administration, legal fees, and office costs that clearly relate to projects under construction are capitalized during the period in which activities necessary to prepare the asset for its intended use take place.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repair and maintenance are expensed as incurred.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the three months ended March 31, 2012 and 2011, were approximately $11.5 million and $14.8 million, respectively, of which approximately $2.4 million and $3.8 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

In February 2012, we acquired 6 Davis Drive, a 100,000 rentable square foot life science laboratory building located in the Research Triangle Park market, for approximately $20 million.  The building is 100% leased to a non-profit research institute.  The property also includes opportunities to develop at least three additional build-to-suit or multi-tenant buildings aggregating at least an additional 450,000 rentable square feet in an excellent location.  We expect to achieve a Stabilized Yield on a cash and GAAP basis for the operating property of approximately 8.4% and 8.9%, respectively.  These yields assume a purchase price allocation of $11.8 million to the 100,000 rentable square foot operating property and $8.3 million to the land for future additional buildings.

	Acquisition	Operating	Occupancy	Purchase Price of	Stabilized Yield
Property/Market	Date	RSF	at Acquisition	Operating Property	Cash	GAAP
6 Davis Drive, Research Triangle Park	February 2012	100,000	100%	$11,806	8.4%	8.9%

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our Board of Directors.  We may be required to use borrowings under our unsecured senior line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  Our forecasts of taxable income and distributions do not require significant increases in our annual common stock dividends on a per share basis in order to distribute at least 90% of our REIT taxable income for the period January 1, 2012, through December 31, 2012.

Contractual obligations and commitments

Contractual obligations as of March 31, 2012, consisted of the following (in thousands):

		Payments by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Secured notes payable (1) (2)	$722,437	$8,170	$357,852	$240,625	$115,790
Unsecured senior notes payable (1) (3)	550,000	–	–	–	550,000
Unsecured senior line of credit (4)	167,000	–	–	167,000	–
2016 Unsecured Senior Bank Term Loan (5)	750,000	–	–	750,000	–
2017 Unsecured Senior Bank Term Loan (6)	600,000	–	–	–	600,000
Unsecured senior convertible notes (1)	1,250	–	250	–	1,000
Estimated interest payments on fixed rate and hedged variable rate debt (7)	270,949	85,929	115,012	37,851	32,157
Estimated interest payments on variable rate debt (8)	71,836	4,224	23,263	43,451	898
Ground lease obligations	683,400	9,379	21,333	20,429	632,259
Other obligations (9)	56,071	1,331	1,645	1,809	51,286
Total	$3,872,943	$109,033	$519,355	$1,261,165	$1,983,390

(1)          Amounts represent principal amounts due and exclude unamortized discounts reflected on the condensed consolidated balance sheets.

(2)          Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.4 million, of which approximately $20.9 million matures in 2014.  See “Secured Notes Payable” below for additional information.

(3)          In February 2012, we completed a $550 million public offering of unsecured senior notes payable at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022.

(4)          The maturity date of our unsecured senior line of credit is January 2015, assuming we exercise our sole right to extend the maturity twice by an additional six months.  See “Unsecured senior line of credit” below for additional information.

(5)          Our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) matures in June 2016, assuming we exercise our sole right to extend the maturity by one year.

(6)         Our 2017 unsecured senior bank term loan (“2017 Unsecured Senior Bank Term Loan”) matures in January 2017, assuming we exercise our sole right to extend the maturity by one year.

(7)          Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(8)          The interest payments on variable rate debt were calculated based on the interest rates in effect as of March 31, 2012.

(9)          Includes our share, of approximately $48.4 million, of minimum borrowing amounts related to a secured note payable due in 2017 held by our unconsolidated real estate entity.

Secured notes payable

Secured notes payable as of March 31, 2012, consisted of 13 notes secured by 38 properties.  Our secured notes payable typically require monthly payments of principal and interest; they had weighted average interest rates of approximately 5.77% as of March 31, 2012.  Noncontrolling interests’ share of secured notes payable aggregated approximately $21.4 million as of March 31, 2012.  As of March 31, 2012, our secured notes payable, including unamortized discounts, were composed of approximately $645.1 million and $76.7 million of fixed and variable rate debt, respectively.

Unsecured senior notes payable

In February 2012, we completed a public offering of our unsecured senior notes payable, and raised approximately $550 million in principal amount at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due on April 1, 2022.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a wholly owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay the outstanding principal balance of $250 million on our 2012 Unsecured Senior Bank Term Loan and to reduce the outstanding balance on our unsecured senior line of credit.

The requirements of the key financial covenants under our unsecured senior notes payable are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Total Debt to Total Assets	Less than or equal to 60%	37%
Consolidated EBITDA to interest expense	Greater than or equal to 1.5x	5.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	279%
Secured Debt to Total Assets	Less than or equal to 40%	10%

(1)

For a definition of the ratios used in the table above and related footnotes, refer to the Indenture dated February 29, 2012, which governs the unsecured senior notes payable, which was filed as exhibits to our reports filed with the SEC.

(2)	Actual covenants are calculated pursuant to the specific terms of the agreement.

In addition, the terms of the agreement, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, and, from time to time, construction activities.  Our objective is to maintain significant unused borrowing capacity, generally greater than 50% of our $1.5 billion unsecured senior line of credit.  Over the next several years, we anticipate refinancing a portion of our outstanding balance under our unsecured senior bank term loans with capital from unsecured senior notes payable, unsecured senior bank loans, and other capital, including proceeds from selective sales of assets.

In April 2012, we amended our $1.5 billion unsecured senior line of credit, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers; Bank of America N.A., as administrative agent; and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings. The maturity date of the unsecured senior line of credit was extended to April 2017, provided that we exercise our sole right to extend this maturity date twice by an additional six months after each exercise. Borrowing under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended credit agreement, plus in either case the Applicable Margin. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

As of March 31, 2012, we had outstanding borrowings of $167 million, representing 11% of total borrowing capacity, under our $1.5 billion unsecured senior line of credit.  The weighted average interest rate, including the impact of our interest rate swap agreements, for our unsecured senior line of credit was approximately 2.7% as of March 31, 2012.

The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans based upon agreements effective April 30, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual (3)
Total Debt to Total Assets (3)	Less than or equal to 60.0% (4)	34%
Consolidated EBITDA to Interest Expense (5)	Greater than or equal to 1.50x	2.5x
Secured Debt to Total Assets (6)	Less than or equal to 40.0% (4)	9%
Unsecured Leverage Ratio	Less than or equal to 60.0% (4)	36%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	8.9x

(1)

For a definition of the ratios used in the table above and related footnotes, refer to the (“Amended Credit Agreement”) dated as of April 30, 2012, which will be filed as an exhibit to our report filed with the SEC.

(2)	Actual covenants are calculated pursuant to the specific terms of each agreement.
(3)	Under the Amended Credit Agreement, this ratio is referred to as the Leverage Ratio.
(4)	These ratios may increase by an additional 5% in connection with a Material Acquisition, as defined, for up to four quarters.
(5)	Under the Amended Credit Agreement, this ratio is referred to as the Fixed Charge Coverage Ratio.
(6)	Under the Amended Credit Agreement, this ratio is referred to as the Secured Debt Ratio.

In addition, the terms of the agreements restrict, among other things, certain investments, indebtedness, distributions, mergers, developments, land, and borrowings available under our unsecured senior line of credit and unsecured senior bank term loans for developments, land, and encumbered and unencumbered assets.  The terms of the agreements also limit our ability to pay distributions to our shareholders in excess of the greater of (1) 95% of consolidated Funds from Operations (“FFO,” as defined in the Third Amendment) for the preceding four quarters and (2) the minimum amount sufficient to permit us to maintain our qualification as a REIT for federal income tax purposes or the amount necessary to avoid the payment of federal or state income or excise tax.  In addition, we are prohibited from paying cash dividends in excess of the amount necessary for us to qualify for taxation as a REIT if a default or an event of default exists.  As of March 31, 2012 and 2011, we were in compliance with all such covenants.  Management continuously monitors the Company’s compliance and projected compliance with the covenants.  We expect to continue meeting the requirements of our debt covenants in the short term and long term.  However, in the event of an economic slowdown, crisis in the credit markets, or rising cost of capital, there is no certainty that we will be able to continue to satisfy all of the covenant requirements.  Additionally, we may be required to reduce our outstanding borrowings under our unsecured senior line of credit and unsecured senior bank term loans in order to maintain compliance with one or more covenants.

As of March 31, 2012, we had 58 lenders providing commitments under our unsecured senior line of credit and unsecured senior bank term loans.  During the three months ended March 31, 2012, all lenders under our unsecured senior line of credit funded all borrowings requested under the loan agreement. In the future, if one or more such lenders fail to fund a borrowing request, we may not be able to borrow funds necessary for working capital, construction activities, dividend payments, debt repayment, monthly debt service, and other capital requirements. The failure of one or more lenders to fund their share of a borrowing request may have a material impact on our financial statements.

2016 unsecured senior bank term loan

In February 2011, we entered into a $250 million unsecured senior bank term loan.  In June 2011, we amended this $250 million 2016 Unsecured Senior Bank Term Loan to, among other things, increase the borrowings from $250 million to $750 million and extend the maturity from January 2015 to June 2016, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2016 Unsecured Senior Bank Term Loan bear interest at LIBOR, or the specified base rate, plus in either case, a margin specified in the amended unsecured senior bank term loan agreement.  The applicable margin for the LIBOR borrowings under the 2016 Unsecured Senior Bank Term Loan as of March 31, 2012, was 1.65%.  Under the 2016 Unsecured Senior Bank Term Loan agreement, the financial covenants are identical to the financial covenants required under our existing unsecured senior line of credit.  The 2016 Unsecured Senior Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this amendment were used to reduce outstanding borrowings on the 2012 Unsecured Senior Bank Term Loan from $750 million to $250 million.

2017 unsecured senior bank term loan

In December 2011, we closed a $600 million 2017 Unsecured Senior Bank Term Loan, which matures in January 2017, assuming we exercise our sole right to extend the maturity date by one year.  Borrowings under the 2017 Unsecured Senior Bank Term Loan bear interest at LIBOR, or the specified base rate, plus in either case, a margin specified in the unsecured senior bank term loan agreement.  The applicable margin for the LIBOR borrowings under the 2017 Unsecured Senior Bank Term Loan as of March 31, 2012, was 1.5%.  The 2017 Unsecured Senior Bank Term Loan may be repaid at any date prior to maturity without a prepayment penalty.  The net proceeds from this 2017 Unsecured Senior Bank Term Loan were used to reduce outstanding borrowings on our unsecured senior line of credit.

Unsecured senior convertible notes

During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Senior Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  We did not recognize a gain or loss as a result of this repurchase.  As of March 31, 2012, $1.0 million of our 3.70% Unsecured Senior Convertible Notes remained outstanding.

Estimated interest payments

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of March 31, 2012, approximately 95% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements. See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 5% of our debt is unhedged variable rate debt based primarily on LIBOR. Interest payments on our unhedged variable rate debt have been calculated based on interest rates in effect as of March 31, 2012.  See additional information regarding our debt under Note 5 to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Ground lease obligations

Ground lease obligations as of March 31, 2012, included leases for 21 of our properties and six land development parcels.  These lease obligations have remaining lease terms from 22 to 99 years, excluding extension options.

Commitments

In addition to the above, as of March 31, 2012, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $249.5 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $57.9 million for certain investments over the next six years.

A wholly owned subsidiary of the Company previously executed a ground lease, as ground lessee, for the development site in New York City located at and adjacent to 450 East 29th Street.  That ground lease requires the construction of a second building approximating 407,000 rentable square feet to commence no later than October 31, 2013.  Commencement of construction of the second building includes, among other things, site preparation in order to accommodate a construction crane, erection of a construction crane, renewal of permits, and updating of the construction plans and specifications. The ground lease provides further that substantial completion of the second building occur by October 31, 2015, requiring satisfying conditions that include substantially completed construction in accordance with the plans and the issuance of either temporary or permanent certificates of occupancy for the core and shell.  The ground lease also provides that by October 31, 2016, the ground lessee obtain a temporary or permanent certificate of occupancy for the core and shell of both the first building (which has occurred) and the second building.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between both parties under the ground lease.  Lastly, if the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans.  These agreements involve an exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of March 31, 2012 (dollars in thousands):

					Notional Amount in
					Effect as of
Transaction Date	Effective Date	Termination Date	Interest Pay Rate (1)	Fair Value as of March 31, 2012	March 31, 2012	December 31, 2013	December 31, 2014
December 2006	December 29, 2006	March 31, 2014	4.990%	$(4,582)	$50,000	$50,000	$–
October 2007	October 31, 2007	September 30, 2012	4.546	(1,082)	50,000	–	–
October 2007	October 31, 2007	September 30, 2013	4.642	(3,243)	50,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.622	(1,083)	25,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.625	(1,084)	25,000	–	–
December 2006	November 30, 2009	March 31, 2014	5.015	(6,910)	75,000	75,000	–
December 2006	November 30, 2009	March 31, 2014	5.023	(6,922)	75,000	75,000	–
December 2006	December 31, 2010	October 31, 2012	5.015	(2,829)	100,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(388)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(388)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(194)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(194)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495	(208)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508	(220)	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640	(457)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640	(458)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(234)	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(234)	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977	(284)	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976	(284)	–	–	250,000
Total				$(31,278)	$1,450,000	$950,000	$500,000

(1)             In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin shown on page 17.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of March 31, 2012, the largest aggregate notional amount in effect at any single point in time with an individual counterparty was $375 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of March 31, 2012, our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $31.3 million with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate swap agreements.  For the three months ended March 31, 2012 and 2011, approximately $5.8 million and $5.4 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $19.8 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Other resources and liquidity requirements

We are eligible to file a shelf registration statement with the SEC, under which we may offer common stock, preferred stock, debt, and other securities.  These securities may be issued from time to time at our discretion based on our needs and market conditions, including as necessary to balance our use of incremental debt capital.

In March 2012, we issued 5,200,000 shares of our Series E Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs).

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

Inflation

As of March 31, 2012, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 94% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or another index. Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation. An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Non-GAAP measures

Funds from operations

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other equity REITs.  The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains from sales and real estate impairment losses, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  The primary reconciling item between GAAP net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders is depreciation and amortization expense. Our FFO may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other equity REITs.  FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the GAAP financial measure most directly comparable to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,368	$24,365
Add:
Depreciation and amortization (1)	43,405	36,707
Net income attributable to noncontrolling interests	711	929
Net income attributable to unvested restricted stock awards	235	242
Subtract:
Gain on sale of land parcel	(1,864)	–
FFO attributable to noncontrolling interests	(684)	(1,065)
FFO attributable to unvested restricted stock awards	(472)	(547)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	59,699	60,631
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	5	5
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$59,704	$60,636

(1)	Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

Adjusted funds from operations (“AFFO”)

AFFO is a non-GAAP financial measure that management uses as a supplemental measure of our performance. We compute AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders by adding to or deducting from FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (1) non-incremental revenue generating capital expenditures, tenant improvements, and leasing commissions (excludes redevelopment expenditures); (2) capitalized income from development projects; (3) gains or losses on early extinguishment of debt; (4) amortization of loan fees, debt premiums/discounts and acquired above and below market leases; (5) effects of straight-line rent and straight-line rent on ground leases; (6) preferred stock redemption charges; and (7) non-cash compensation expense related to restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts FFO to: (1) deduct certain expenditures that, although capitalized and included in depreciation expense, do not enhance the revenue or cash flows of our properties; (2) eliminate the effect of straight-lining our rental income and capitalizing income from development projects in order to reflect the actual amount of contractual rents due in the period presented; and (3) eliminate the effect of non-cash items that are not indicative of our core operations and do not actually reduce the amount of cash generated by our operations. Management believes that adjusting FFO to eliminate the effect of non-cash charges related to stock-based compensation facilitates a comparison of operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside management’s control), and the assumptions and the variety of award types that a company can use. Management believes that adjusting FFO provides useful information by excluding certain items that are not representative of our core operating results because they are dependent upon historical costs or subject to judgmental valuation inputs and the timing of management decisions.

AFFO is not intended to represent cash flow for the period, and is intended only to provide an additional measure of performance. We believe that net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders is the most directly comparable GAAP financial measure to AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders. Management believes that AFFO is a widely recognized measure of the operations of equity REITs, and presenting AFFO will enable investors to assess the Company’s performance in comparison to other equity REITs. However, other equity REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the GAAP financial measure most directly comparable to AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,368	$24,365
Cumulative adjustments to calculate FFO (1)	41,331	36,266
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	59,699	60,631
Add/(deduct):
Non-incremental revenue generating capital expenditures
Building improvements	(210)	(608)
Tenant improvements and leasing commissions	(2,019)	(803)
Amortization of loan fees	2,643	2,278
Amortization of debt premiums/discounts	179	1,335
Amortization of acquired above and below market leases	(800)	(4,854)
Deferred rent/straight-line rent	(8,796)	(6,707)
Stock compensation	3,293	2,356
Capitalized income from development projects	478	1,428
Deferred rent/straight-line rent on ground leases	1,406	1,241
Loss on early extinguishment of debt	623	2,495
Preferred stock redemption charge	5,978	–
Allocation to unvested restricted stock awards	(22)	16
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$62,452	$58,808

(1)          See reconciling items for FFO presented under “Funds from Operations.”

Adjusted EBITDA and Adjusted EBITDA margin

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used by management and others as a supplemental measure of performance. Management uses adjusted EBITDA (“Adjusted EBITDA”) to assess the performance of core operations, for financial and operational decision making, and as a supplemental or additional means to evaluate period-to-period comparisons on a consistent basis. Adjusted EBITDA also serves as a proxy for a component of a financial covenant under certain of our debt obligations. Adjusted EBITDA is calculated as EBITDA excluding net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, non-cash depreciation and amortization, net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, and impairments. By excluding interest expense, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. Management believes that excluding non-cash charges related to stock-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside of management’s control), and the assumptions and the variety of award types that a company can use. Management believes that adjusting for the effects of gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, and impairments, provides useful information by excluding certain items that are not representative of our core operating results. These items are not related to core operations, are dependent upon historical costs, and are subject to judgmental valuation inputs and the timing of management decisions. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flow from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$32,775	$32,625
Interest expense – continuing operations	16,227	17,810
Interest expense – discontinued operations	–	32
Depreciation and amortization – continuing operations	43,405	36,582
Depreciation and amortization – discontinued operations	–	125
EBITDA	92,407	87,174
Stock compensation expense	3,293	2,356
Gain on sale of land parcel	(1,864)	–
Loss (gain) on early extinguishment of debt	623	2,495
Adjusted EBITDA	$94,459	$92,025

Fixed charge coverage ratio

The fixed charge coverage ratio is useful to investors as a supplemental measure of the Company’s ability to satisfy fixed financing obligations and dividends on preferred stock.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees, and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our quarterly report on Form 10-Q, as of March 31, 2012.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA	$94,459	$92,025

Interest expense – continuing operations	16,227	17,810
Interest expense – discontinued operations	–	32
Add: capitalized interest	15,266	13,193
Less: amortization of loan fees	(2,643)	(2,278)
Less: amortization of debt premium/discounts	(179)	(1,335)
Cash interest	28,671	27,422
Dividends on preferred stock	7,483	7,089
Fixed charges	$36,154	$34,511

Fixed charge coverage ratio	2.6x	2.7x

Interest coverage ratio

Interest coverage ratio is the ratio of Adjusted EBITDA to cash interest. This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA	$94,459	$92,025

Interest expense – continuing operations	16,227	17,810
Interest expense – discontinued operations	–	32
Add: capitalized interest	15,266	13,193
Less: amortization of loan fees	(2,643)	(2,278)
Less: amortization of debt premium/discounts	(179)	(1,335)
Cash interest	$28,671	$27,422

Interest coverage ratio	3.3x	3.4x

Net debt to adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of total debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,	December 31,
	2012	2011
Adjusted EBITDA (trailing 12 months)	$378,484	$376,050

Secured notes payable	721,715	724,305
Unsecured senior notes payable	549,536	–
Unsecured senior line of credit	167,000	370,000
Unsecured senior bank term loans	1,350,000	1,600,000
Unsecured senior convertible notes	1,236	84,959
Less: cash and cash equivalents	(77,361)	(78,539)
Less: restricted cash	(39,803)	(23,332)
Net debt	$2,672,323	$2,677,393

Net debt to Adjusted EBITDA	7.1x	7.1x

Net debt to gross assets (excluding cash and restricted cash)

Net debt to gross assets (excluding cash and restricted cash) is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is calculated as described in “Net debt to adjusted EBITDA.”  Gross assets (excluding cash and restricted cash) are equal to total assets plus accumulated depreciation, less cash, cash equivalents, and restricted cash.

The following table summarizes the calculation of net debt to gross assets (excluding cash and restricted cash) as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,	December 31,
	2012	2011
Net debt	$2,672,323	$2,677,393

Total assets	6,718,091	6,574,129
Add: accumulated depreciation	779,177	742,535
Less: cash and cash equivalents	(77,361)	(78,539)
Less: restricted cash	(39,803)	(23,332)
Gross assets (excluding cash and restricted cash)	$7,380,104	$7,214,793

Net debt to gross assets (excluding cash and restricted cash)	36%	37%

Net operating income

See discussion of net operating income and reconciliation of net operating income to income from continuing operations in “Results of Operations.”

Same property net operating income

See discussion of Same Properties and reconciliation of net operating income to income from continuing operations in “Results of Operations.”

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations related to our unencumbered real estate assets, as it reflects only those income and expense items that are incurred at the unencumbered property level. Management uses unencumbered net operating income as a percentage of total net operating income in order to assess its compliance with its financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under certain of our debt obligations. Unencumbered net operating income represents net operating income derived from assets that are not subject to any mortgage, deed of trust, lien, or other security interest.  See the reconciliation of net operating income to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Unencumbered net operating income	$73,037	$64,320
Encumbered net operating income	28,519	34,539
Total net operating income	$101,556	$98,859

Unencumbered net operating income as a percentage of total net operating income	72%	65%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  Based on interest rates at, and our interest rate swap agreements in effect on, March 31, 2012, we estimate that a 1% increase in interest rates on our variable rate debt, including our unsecured senior line of credit and unsecured term loans, after considering the effect of our interest rate swap agreements, would decrease annual future earnings by approximately $1.4 million.  We further estimate that a 1% decrease in interest rates on our variable rate debt, including our unsecured senior line of credit and unsecured term loans, after considering the effect of our interest rate swap agreements in effect on March 31, 2012, would increase annual future earnings by approximately $0.3 million.  A 1% increase in interest rates on our secured debt, unsecured senior notes payable, unsecured senior convertible notes, and interest rate swap agreements would decrease their aggregate fair values by approximately $54.0 million at March 31, 2012.  A 1% decrease in interest rates on our secured debt, unsecured senior notes payable, unsecured senior convertible notes, and interest rate swap agreements would increase their aggregate fair values by approximately $37.5 million at March 31, 2012.

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2012.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  By way of example, a 10% decrease in the fair value of our equity investments as of March 31, 2012, would decrease their fair value by approximately $9.8 million.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  Based on our current operating assets outside the United States as of March 31, 2012, we estimate that a 10% increase in foreign currency rates relative to the United States dollar would increase annual future earnings by approximately $0.1 million.  We further estimate that a 10% decrease in foreign currency rates relative to the United States dollar would decrease annual future earnings by approximately $0.1 million.  This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Item 4.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2012, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                 RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.  Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

Item 5.    OTHER INFORMATION

The information included in this Part II, Item 5 is provided in accordance with Form 8-K, Item 1.01, Entry into a Material Definitive Agreement, and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of Registrant.

Third Amended and Restated Credit Agreement

On April 30, 2012 (the “Effective Date”), the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amends and restates the Company’s Second Amended and Restated Credit Agreement dated October 31, 2006, as further amended December 1, 2006, May 2, 2007, and January 28, 2011.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Citigroup Global Markets Inc. serve as Joint Lead Arrangers, and Bank of America, N.A. serves as Administrative Agent.

The Amended Credit Agreement provides for, among other things, a $1.5 billion unsecured senior revolving credit facility (the “Revolving Credit Facility”) and an accordion option to increase the Amended Credit Agreement by up to an additional $500 million.  Borrowings under the Revolving Credit Facility bear interest at LIBOR or the specified base rate, plus in either case a margin specified in the Amended Credit Agreement (the “Applicable Margin”).  The Applicable Margin for the Company’s LIBOR borrowings under the Revolving Credit Facility decreased to 1.20% as of the Effective Date from 2.40% immediately prior to this amendment.  The Amended Credit Agreement removes the Company’s operating partnership, Alexandria Real Estate Equities, L.P. (the “Operating Partnership”), as a borrower and adds the Operating Partnership as a guarantor thereunder.

The maturity date for the Revolving Credit Facility has been extended to April 30, 2017, provided that the Company exercises its rights to extend the maturity date twice by an additional six months for each exercise.  The Amended Credit Agreement also modifies certain financial covenants with respect to the Revolving Credit Facility, including the secured debt ratio, leverage ratio, unsecured leverage ratio, and unsecured interest coverage ratio, and removes the occupancy and unsecured debt yield covenants.

Under the Amended Credit Agreement, the Company must not, as of the last day of any fiscal quarter, permit its:

•      leverage ratio to exceed 60.0%, except for four calculation dates immediately following any acquisition in which the assets acquired exceed 5% of the Company’s total assets (a “Material Acquisition”), in which case its leverage ratio is not to exceed 65.0%

•      unsecured leverage ratio to exceed 60.0%, except for four calculation dates immediately following any Material Acquisition, in which case its unsecured leverage ratio is not to exceed 65.0%

•      unsecured interest coverage ratio to be less than 1.75 to 1.00

•      secured debt ratio to exceed 40.0%, except for four calculation dates immediately following any Material Acquisition, in which case its secured debt ratio is not to exceed 45.0%

•      fixed charge coverage ratio to be less than 1.50 to 1.00

•      minimum book value to be less than the sum of $2.0 billion and 50% of the net proceeds of equity offerings after January 28, 2011

Amendments to Term Loan Agreement and Amended and Restated Term Loan Agreement

On April 30, 2012, the Company entered into amendments (the “Term Loan Amendments”) to the Company’s Term Loan Agreement dated December 6, 2011 (the “2017 Unsecured Senior Bank Term Loan”) and Amended and Restated Term Loan Agreement dated June 30, 2011 (the “2016 Unsecured Senior Bank Term Loan,” together with the 2017 Unsecured Senior Bank Term Loan, the “Term Loan Agreements”).  The Term Loan Amendments remove the Operating Partnership as a borrower under each of the Term Loan Agreements and add the Operating Partnership as a guarantor thereunder.  The Term Loan Amendments modify certain financial covenants to conform to those contained in the Amended Credit Agreement as described above.

J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. serve as Joint Lead Arrangers, and Bank of America, N.A. serves as Administrative Agent under the 2017 Unsecured Senior Bank Term Loan.

Citigroup Global Markets Inc., RBC Capital Markets and RBS Securities Inc. serve as Joint Lead Arrangers, and Citibank, N.A. serves as Administrative Agent under the 2016 Unsecured Senior Bank Term Loan.

Affiliates of lenders under the Amended Credit Agreement and the Term Loan Amendments have, from time to time, performed, and may in the future perform, various financial advisory, investment banking and general financing services for the Company.

The foregoing summary of the Amended Credit Agreement and the Term Loan Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Credit Agreement and the Term Loan Amendments, copies of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2012.

Item 6.                         EXHIBITS

3.1*	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.2*	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.3*	Bylaws of the Company (as amended December 15, 2011), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 19, 2011.
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

3.10*

Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 14, 2012.

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

4.7*

Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

4.8*

Supplemental Indenture No. 1, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

4.9*	Form of 4.60% Senior Note due 2022 (included in Exhibit 4.7 above)
4.10*

Specimen certificate representing shares of 6.45% Series E Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on March 12, 2012.

10.1	Amended and Restated Executive Employment Agreement, effective as of April 26, 2012, by and between the Company and Joel S. Marcus.

11.1	Statement of Computation of Per Share Earnings (included in Note 8 to the Condensed Consolidated Financial Statements).
12.1	Statement of Computation of Ratios.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2012 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2012.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial and Chief Accounting Officer)