Form 10-Q
period 2012-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2012-08-08
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, 62,775,477 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                             FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Investments in real estate, net	$6,208,354	$6,008,440
Cash and cash equivalents	80,937	78,539
Restricted cash	41,897	23,332
Tenant receivables	6,143	7,480
Deferred rent	155,295	142,097
Deferred leasing and financing costs, net	151,355	135,550
Investments	104,454	95,777
Other assets	93,304	82,914
Total assets	$6,841,739	$6,574,129

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$719,977	$724,305
Unsecured senior notes payable	549,783	84,959
Unsecured senior line of credit	379,000	370,000
Unsecured senior bank term loans	1,350,000	1,600,000
Accounts payable, accrued expenses, and tenant security deposits	348,037	325,393
Dividends payable	38,357	36,579
Total liabilities	3,385,154	3,141,236

Commitments and contingencies

Redeemable noncontrolling interests	15,817	16,034

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series C Preferred Stock	–	129,638
Series D Convertible Preferred Stock	250,000	250,000
Series E Preferred Stock	130,000	–
Common stock	622	616
Additional paid-in capital	3,053,269	3,028,558
Accumulated other comprehensive loss	(37,370)	(34,511)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,396,521	3,374,301
Noncontrolling interests	44,247	42,558
Total equity	3,440,768	3,416,859
Total liabilities, noncontrolling interests, and equity	$6,841,739	$6,574,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental	$110,683	$109,248	$218,267	$215,300
Tenant recoveries	34,041	33,147	68,563	66,008
Other income	9,381	926	12,010	1,703
Total revenues	154,105	143,321	298,840	283,011

Expenses:
Rental operations	44,506	40,595	87,888	81,630
General and administrative	12,324	10,764	22,685	20,258
Interest	17,922	16,567	34,149	34,377
Depreciation and amortization	52,316	40,173	95,682	76,716
Total expenses	127,068	108,099	240,404	212,981
Income from continuing operations before loss on early extinguishment of debt	27,037	35,222	58,436	70,030

Loss on early extinguishment of debt	(1,602)	(1,248)	(2,225)	(3,743)
Income from continuing operations	25,435	33,974	56,211	66,287

Income from discontinued operations, net	206	337	341	649

Gain on sale of land parcel	–	–	1,864	–
Net income	25,641	34,311	58,416	66,936

Net income attributable to noncontrolling interests	851	938	1,562	1,867
Dividends on preferred stock	6,903	7,089	14,386	14,178
Preferred stock redemption charge	–	–	5,978	–
Net income attributable to unvested restricted stock awards	271	298	506	540
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$17,616	$25,986	$35,984	$50,351

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.29	$0.43	$0.57	$0.88
Discontinued operations, net	–	0.01	0.01	0.01
Earnings per share – basic and diluted	$0.29	$0.44	$0.58	$0.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$25,641	$34,311	$58,416	$66,936
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding (losses) gains arising during the period	(107)	(501)	567	12
Reclassification adjustment for losses (gains) included in net income	238	–	(686)	–
Unrealized gains (losses) on marketable securities, net	131	(501)	(119)	12
Unrealized gains (losses) on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(3,091)	(5,555)	(7,164)	(5,255)
Reclassification adjustment for amortization of interest expense included in net income	5,895	5,302	11,670	10,741
Unrealized gains (losses) on interest rate swap agreements, net	2,804	(253)	4,506	5,486
Foreign currency translation (losses) gains	(17,192)	1,676	(7,233)	6,559
Total other comprehensive (loss) income	(14,257)	922	(2,846)	12,057
Comprehensive income	11,384	35,233	55,570	78,993
Less: comprehensive income attributable to noncontrolling interests	(875)	(939)	(1,574)	(1,861)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$10,509	$34,294	$53,996	$77,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Series E Preferred Stock	Number of Common Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2011	$129,638	$250,000	$–	61,560,472	$616	$3,028,558	$–	$(34,511)	$42,558	$3,416,859	$16,034
Net income	–	–	–	–	–	–	56,854	–	1,151	58,005	411
Unrealized loss on marketable securities	–	–	–	–	–	–	–	(119)	–	(119)	–
Unrealized gain on interest rate swap agreements	–	–	–	–	–	–	–	4,506	–	4,506	–
Foreign currency translation (loss) gain	–	–	–	–	–	–	–	(7,246)	11	(7,235)	2
Contributions by noncontrolling interests	–	–	–	–	–	–	–	–	1,125	1,125	–
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	(598)	(598)	(630)
Issuance of common stock, net of offering costs	–	–	–	538,086	5	39,856	–	–	–	39,861	–
Issuance of Series E Preferred Stock, net of offering costs	–	–	130,000	–	–	(5,132)	–	–	–	124,868	–
Issuances pursuant to stock plan	–	–	–	151,415	1	10,196	–	–	–	10,197	–
Redemption of Series C Preferred Stock	(129,638)	–	–	–	–	5,978	(5,978)	–	–	(129,638)	–
Dividends declared on common stock	–	–	–	–	–	–	(62,348)	–	–	(62,348)	–
Dividends declared on preferred stock	–	–	–	–	–	–	(14,715)	–	–	(14,715)	–
Distributions in excess of earnings	–	–	–	–	–	(26,187)	26,187	–	–	–	–
Balance at June 30, 2012	$–	$250,000	$130,000	62,249,973	$622	$3,053,269	$–	$(37,370)	$44,247	$3,440,768	$15,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$58,416	$66,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,760	77,070
Loss on early extinguishment of debt	2,225	3,743
Gain on sale of land parcel	(1,864)	–
Gain on sale of real estate	(2)	–
Amortization of loan fees and costs	4,857	4,605
Amortization of debt premiums/discounts	289	2,504
Amortization of acquired above and below market leases	(1,578)	(7,580)
Deferred rent	(13,991)	(9,592)
Stock compensation expense	6,567	5,105
Equity in loss related to investments	26	–
Gain on sales of investments	(11,126)	(2,579)
Loss on sales of investments	1,089	1,768
Changes in operating assets and liabilities:
Restricted cash	(610)	110
Tenant receivables	1,366	1,005
Deferred leasing costs	(13,791)	(40,424)
Other assets	(9,331)	8,539
Accounts payable, accrued expenses, and tenant security deposits	24,318	(982)
Net cash provided by operating activities	142,620	110,228

Investing Activities
Proceeds from sale of property	1,905	–
Additions to properties	(258,573)	(161,762)
Purchase of properties	(42,171)	(307,839)
Change in restricted cash related to construction projects	(11,532)	(4)
Distributions from unconsolidated real estate entity	22,250	–
Contributions to unconsolidated real estate entity	(4,918)	(2,038)
Additions to investments	(16,344)	(12,721)
Proceeds from investments	17,559	8,581
Net cash used in investing activities	(291,824)	(475,783)

Financing Activities
Principal reductions of secured notes payable	(4,525)	(16,297)
Proceeds from issuance of unsecured senior notes payable	544,649	–
Repurchase of unsecured senior convertible notes	(84,801)	(98,590)
Principal borrowings from unsecured senior line of credit and unsecured senior bank term loan	529,147	1,708,317
Repayments of borrowings from unsecured senior line of credit	(520,147)	(1,631,317)
Repayment of unsecured senior bank term loan	(250,000)	–
Redemption of Series C Preferred Stock	(129,638)	–
Proceeds from issuance of Series E Preferred Stock	124,868	–
Proceeds from issuance of common stock	37,385	451,538
Change in restricted cash related to financings	(7,714)	4,824
Deferred financing costs paid	(15,739)	(18,126)
Proceeds from exercise of stock options	155	1,165
Dividends paid on common stock	(60,791)	(49,896)
Dividends paid on preferred stock	(14,178)	(14,178)
Distributions to redeemable noncontrolling interests	(630)	(622)
Contributions by noncontrolling interests	1,125	–
Distributions to noncontrolling interests	(598)	(1,468)
Net cash provided by financing activities	148,568	335,350

Effect of exchange rate changes on cash and cash equivalents	3,034	(102)

Net increase (decrease) in cash and cash equivalents	2,398	(30,307)
Cash and cash equivalents at beginning of period	78,539	91,232
Cash and cash equivalents at end of period	$80,937	$60,925

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$23,154	$25,992

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

Alexandria Real Estate Equities, Inc. (NYSE: ARE), a self-administered and self-managed real estate investment trust (“REIT”), is the largest and leading investment-grade REIT focused principally on owning, operating, redeveloping, developing, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry.  Founded in 1994, Alexandria was the first REIT to identify and pursue the laboratory niche and has since had the first-mover advantage in every core life science cluster location including Greater Boston, San Francisco Bay, San Diego, New York City, Seattle, Suburban Washington, D.C., and Research Triangle Park. Alexandria’s high-credit client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States government research agencies, medical device companies, clean technology companies, venture capital firms, and life science product and service companies. As the recognized real estate partner of the life science industry, Alexandria has a superior track record in driving client tenant productivity and innovation through its best-in-class laboratory and office space, collaborative locations adjacent to leading academic and medical institutions, unparalleled life science real estate expertise and services, and longstanding and expansive network in the life science community, which we believe result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria Real Estate Equities, Inc., please visit www.are.com.

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

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress, are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, historical operating results, known trends, market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recorded to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recorded, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

2.               Basis of presentation (continued)

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model.  Under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in publicly traded companies are considered “available for sale” and are recorded at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains or losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of June 30, 2012, and December 31, 2011, our ownership percentage in the voting stock of each individual entity was less than 10%.

Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate the investment’s fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  For a description of the methodology we use to determine the fair value of privately held entities, refer to Note 7,  Fair Value of Financial Instruments.

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

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2012, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax-related interest expense or penalties for the three and six months ended June 30, 2012 and 2011.

Interest income

Interest income was approximately $0.8 million, and less than $10,000, during the three months ended June 30, 2012 and 2011, respectively.  Interest income was approximately $1.4 million and $0.1 million during the six months ended June 30, 2012 and 2011, respectively.  Interest income is classified in other income in the accompanying condensed consolidated statements of income.

2.      Basis of presentation (continued)

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, in deferred rent receivable in the accompanying condensed consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included in accounts payable, accrued expenses, and tenant security deposits in the accompanying condensed consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of June 30, 2012, and December 31, 2011, we had no allowance for estimated losses.

As of June 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

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

3.     Investments in real estate

Our investments in real estate, net, consisted of the following as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land (related to rental properties)	$520,593	$510,630
Buildings and building improvements	4,600,499	4,417,093
Other improvements	184,209	185,036
Rental properties	5,305,301	5,112,759
Less: accumulated depreciation	(822,369)	(742,535)
Rental properties, net	4,482,932	4,370,224

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	290,289	198,644
Active redevelopment in North America	275,086	281,555
Generic infrastructure/building improvement projects in North America	80,877	92,338
Active development and redevelopment in Asia	97,744	106,775
	743,996	679,312

Subtotal	5,226,928	5,049,536

Land/future value-added projects:
Land held for future development in North America	324,586	305,981
Land undergoing preconstruction activities (additional CIP) in North America	569,805	574,884
Land held for future development/land undergoing preconstruction activities (additional CIP) in Asia	60,161	35,697
	954,552	916,562
Investment in unconsolidated real estate entity	26,874	42,342
Investments in real estate, net	$6,208,354	$6,008,440

Land held for future development represents real estate we plan to develop in the future but on which, as of each period presented, no construction or preconstruction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.  Additionally, as of June 30, 2012, and December 31, 2011, we held land in North America supporting an aggregate of 2.4 million and 2.7 million rentable square feet of future ground-up development, respectively, undergoing preconstruction activities (consisting of Building Information Modeling [BIM or 3-D virtual modeling], design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in preconstruction consisted of our 1.6 million developable square foot site at Alexandria Center™ at Kendall Square in Cambridge, Massachusetts, and our 407,000 developable square foot site for the second tower at Alexandria Center™ for Life Science – New York City.

3.     Investments in real estate (continued)

Real estate asset sales

The following table summarizes our real estate asset disposition activities for the six months ended June 30, 2012 (dollars in thousands):

	Date		Rentable	Gain	Disposition
Real Estate Asset Sales	of Sale	Location	Square Feet	on Sale	Amount
5110 Campus Drive	May 2012	Pennsylvania	21,000	$2	$1,800	(1)
Land parcel	March 2012	Greater Boston	(2)	$1,864	$31,360

(1)	Represents a sale in May 2012 to a tenant that occupied 28% of the property on the date of sale.
(2)

In March 2012, we sold one-half of our 55% interest in a land parcel supporting a 414,000 rentable square feet project for $31 million (including closing costs), or approximately $275 per rentable square foot. See discussion at Note 3, Investments in Real Estate.

Sale of land parcel

In March 2012, we contributed our 55% ownership interest in a land parcel supporting a future 414,000 rentable square feet building in the Longwood Medical Area of the Greater Boston market to a newly formed joint venture (the “Restated JV”) with National Development and Charles River Realty Investors, and admitted as a 50% member, Clarion Partners, LLC, resulting in a reduction of our ownership interest from 55% to 27.5%.  The transfer of one-half of our 55% ownership interest in this real estate venture to Clarion Partners, LLC, was accounted for as an in-substance partial sale of an interest in the underlying real estate.  In connection with the sale of one-half of our 55% ownership interest in the land parcel, we received a special distribution of approximately $22.3 million, which included the recognition of a $1.9 million gain on sale of land and approximately $5.4 million from our share of loan refinancing proceeds.  The land parcel we sold in March 2012 did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  Accordingly, we classified the $1.9 million gain on sale of land below income from discontinued operations, net, in the condensed consolidated statements of income.  Our 27.5% share of the land was sold at approximately $31 million (including closing costs), or approximately $275 per rentable square foot.  Upon formation of the Restated JV, the existing $38.4 million secured loan was refinanced with a seven-year (including two one-year extension options) non-recourse $213 million secured construction loan with initial loan proceeds of $50 million.  As of June 30, 2012, the outstanding balance on the construction loan was $51.1 million.  We do not expect our share of capital contributions through the completion of the project to exceed the approximate $22.3 million in net proceeds received in this transaction.  Construction of this $350 million project commenced in April 2012, with an initial occupancy date in the fourth quarter of 2014, and the project is 37% pre-leased to Dana-Farber Cancer Institute, Inc.  In addition, Dana-Farber Cancer Institute, Inc. has an option to an additional two floors approximating 99,000 rentable square feet, or 24% of the total rentable square feet of the project.  We expect to earn development and other fees of approximately $3.5 million through 2015, and recurring annual property management fees thereafter.  For the three and six months ended June 30, 2012, we recognized approximately $0.2 million of development fees.  These fees are classified in other income in the condensed consolidated statements of income.

We do not qualify as the primary beneficiary of the Restated JV since we do not have the power to direct the activities of the entity that most significantly impacts its economic performance.  The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partners, for all major operating, investing, and financing decisions, as well as decisions involving major expenditures.  As of June 30, 2012, and December 31, 2011, our investment in the unconsolidated real estate entity of approximately $26.9 million and $42.3 million, respectively, was classified as an investment in real estate in the accompanying condensed consolidated balance sheets.

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

4.     Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  Investments in “available for sale” securities with gross unrealized losses as of June 30, 2012, had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment.  We believe that these unrealized losses are temporary, and accordingly we have not recognized an other-than-temporary impairment related to “available for sale” securities as of June 30, 2012.  As of June 30, 2012, and December 31, 2011, there were no unrealized losses in our investments in privately held entities.

The following table summarizes our investments in securities (in thousands):

	June 30,	December 31,
	2012	2011
Available-for-sale securities, cost basis	$3,605	$2,401
Gross unrealized gains	3,807	4,206
Gross unrealized losses	(92)	(372)
Available-for-sale securities, at fair value	7,320	6,235
Investments accounted for under cost method	97,128	89,510
Investments accounted for under equity method	6	32
Total investments	$104,454	$95,777

5.      Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt and their respective principal maturities, as of June 30, 2012 (in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (Years)
Secured notes payable (2)	$643,377	$76,600	$719,977	24.0%	5.76%	3.5
Unsecured senior notes payable (2)	549,783	–	549,783	18.3	4.61	9.7
Unsecured senior line of credit (3)	100,000	279,000	379,000	12.7	1.51	4.8
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	750,000	25.0	3.29	4.0
2017 Unsecured Senior Bank Term Loan (5)	600,000	–	600,000	20.0	3.84	4.6
Total debt	$2,643,160	$355,600	$2,998,760	100.0%	4.01%	5.1
Percentage of total debt	88%	12%	100%

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate hedge agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Represents amounts net of unamortized premiums/discounts.
(3)

Total commitments available for borrowing aggregate $1.5 billion under our unsecured senior line of credit. As of June 30, 2012, we had approximately $1.1 billion available for borrowings under our unsecured senior line of credit. Weighted average remaining term assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.

(4)	Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.
(5)	Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.

5.      Secured and unsecured senior debt (continued)

The following table summarizes fixed rate/hedged variable and unhedged variable rate debt and their respective principal maturities, as of June 30, 2012 (in thousands):

Debt	Stated Rate	Effective Interest Rate (1)	Maturity Date	2012	2013	2014	2015	2016	Thereafter	Total
Secured notes payable
San Diego	6.21%	6.21%	3/1/13	$156	$7,934	$–	$–	$–	$–	$8,090
Suburban Washington, D.C.	6.36	6.36	9/1/13	268	26,093	–	–	–	–	26,361
San Francisco Bay	6.14	6.14	11/16/13	–	7,527	–	–	–	–	7,527
Greater Boston	5.26	5.59	4/1/14	1,846	3,839	208,683	–	–	–	214,368
Suburban Washington, D.C.	2.24	2.24	4/20/14	–	–	76,000	–	–	–	76,000
San Diego	6.05	4.88	7/1/14	55	142	6,458	–	–	–	6,655
San Diego	5.39	4.00	11/1/14	70	177	7,495	–	–	–	7,742
Seattle	6.00	6.00	11/18/14	120	240	240	–	–	–	600
Suburban Washington, D.C.	5.64	4.50	6/1/15	51	130	138	5,788	–	–	6,107
Greater Boston, San Francisco Bay, and San Diego	5.73	5.73	1/1/16	767	1,616	1,713	1,816	75,501	–	81,413
Greater Boston, San Diego, and Greater NYC	5.82	5.82	4/1/16	412	878	931	988	29,389	–	32,598
San Francisco Bay	6.35	6.35	8/1/16	1,075	2,332	2,487	2,652	126,715	–	135,261
San Diego, Suburban Washington, D.C., and Seattle	7.75	7.75	4/1/20	635	1,345	1,453	1,570	1,696	110,301	117,000
San Francisco Bay	6.50	6.50	6/1/37	8	16	17	17	19	801	878
Average/Total	5.70	5.77		5,463	52,269	305,615	12,831	233,320	111,102	720,600

$1.5 Billion unsecured senior line of credit	LIBOR+1.20	1.51	4/30/17 (2)	–	–	–	–	–	379,000	379,000

2016 Unsecured Senior Bank Term Loan	LIBOR+1.65	3.29	6/30/16 (3)	–	–	–	–	750,000	–	750,000
2017 Unsecured Senior Bank Term Loan	LIBOR+1.50	3.84	1/31/17 (4)	–	–	–	–	–	600,000	600,000

Unsecured senior notes payable (5)	4.60	4.61	4/1/22	–	–	250	–	–	550,000	550,250
Average/Subtotal		4.01		5,463	52,269	305,865	12,831	983,320	1,640,102	2,999,850
Unamortized discounts		–		(223)	(464)	(78)	(12)	(44)	(269)	(1,090)
Average/Total		4.01%		$5,240	$51,805	$305,787	$12,819	$983,276	$1,639,833	$2,998,760

Balloon payments				$–	$41,165	$297,080	$5,728	$980,029	$1,632,791	$2,956,793
Principal amortization				5,240	10,640	8,707	7,091	3,247	7,042	41,967
Total consolidated debt				$5,240	$51,805	$305,787	$12,819	$983,276	$1,639,833	$2,998,760

Fixed rate/hedged variable rate debt				$5,120	$51,565	$229,547	$12,819	$983,276	$1,360,833	$2,643,160
Unhedged variable rate debt				120	240	76,240	–	–	279,000	355,600
Total consolidated debt				$5,240	$51,805	$305,787	$12,819	$983,276	$1,639,833	$2,998,760

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate hedge agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.
(3)	Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.
(4)	Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.
(5)	Includes $550 million of our 4.60% unsecured senior notes payable due in April 2022, and $250,000 of our 8.00% unsecured senior convertible notes payable with a maturity date of April 15, 2014.

In June 2012, we closed a secured construction loan with aggregate commitments of $55 million.  The construction loan matures in June 2017, assuming we exercise our sole option to extend the stated maturity date of June 2015 by one year, twice.  The construction loan will be used to fund the majority of the cost to complete the development of a 100% pre-leased 170,618 rentable square feet life science laboratory building at 259 East Grand Avenue in the San Francisco Bay market.  The construction loan will bear interest at the London Interbank Offered Rate (“LIBOR”) or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the federal funds rate in effect on the day of borrowing (“Base Rate”), plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of June 30, 2012, $55 million of commitments were available.

5.             Secured and unsecured senior debt (continued)

4.60% Unsecured senior notes payable

In February 2012, we completed a public $550 million offering of our unsecured senior notes payable at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a wholly owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness.  However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay the outstanding principal balance of $250 million on our unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”) and to reduce the outstanding borrowings on our unsecured senior line of credit.

The requirements of the key financial covenants under our unsecured senior notes payable as of June 30, 2012, are as follows:

Covenant Ratios (1)	Requirement
Total Debt to Total Assets	Less than or equal to 60%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%
Secured Debt to Total Assets	Less than or equal to 40%

(1)

For a definition of the ratios used in the table above, refer to the Indenture dated February 29, 2012, which governs the unsecured senior notes payable, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 29, 2012.

In addition, the terms of the Indenture, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s other subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.

5.      Secured and unsecured senior debt (continued)

Unsecured senior line of credit and unsecured senior bank term loans

In April 2012, we amended our $1.5 billion unsecured senior line of credit, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings. The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend the maturity date twice by an additional six months after each exercise. Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit and unsecured senior bank term loan agreements, plus in either case a specified margin (the “Applicable Margin”). The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

In April 2012, we amended our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) and 2017 unsecured senior bank term loan (“2017 Unsecured Senior Bank Term Loan”), conforming the financial covenants contained in our unsecured senior bank term loan agreements to those contained in our amended $1.5 billion unsecured senior line of credit.

In February 2012, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees as a result of the early repayment of $250 million of our 2012 Unsecured Senior Bank Term Loan.  In June 2011, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees as a result of the early repayment of $500 million of our 2012 Unsecured Senior Bank Term Loan.

The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of June 30, 2012, are as follows:

Covenant Ratios (1)	Requirement
Leverage Ratio	Less than or equal to 60.0%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x
Secured Debt Ratio	Less than or equal to 40.0%
Unsecured Leverage Ratio	Less than or equal to 60.0%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x

(1)

For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, dated as of April 30, 2012, which are filed as Exhibits 10.2, 10.3, and 10.4 to this Quarterly Report on Form 10-Q.

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.

5.      Secured and unsecured senior debt (continued)

Unsecured senior convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured senior convertible notes (dollars in thousands):

	8.00% Unsecured Senior Convertible Notes		3.70% Unsecured Senior Convertible Notes
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Principal amount	$250	$250	$–	$84,801
Unamortized discount	(12)	(15)	–	(77)
Net carrying amount of liability component	$238	$235	$–	$84,724

Carrying amount of equity component	$27	$27	$–	$8,080
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,087	6,087	–	N/A	(1)

Issuance date	April 2009		N/A
Stated interest rate	8.00%		N/A
Effective interest rate at June 30, 2012	11.00%		N/A
Conversion rate per $1,000 principal value of unsecured senior convertible notes, as adjusted	24.3480		N/A

	8.00% Unsecured Senior Convertible Notes		3.70% Unsecured Senior Convertible Notes
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contractual interest	$5	$4	$3	$1,905
Amortization of discount on liability component	2	2	1	1,115
Total interest cost	$7	$6	$4	$3,020

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Contractual interest	$10	$9	$142	$3,947
Amortization of discount on liability component	3	3	78	2,532
Total interest cost	$13	$12	$220	$6,479

(1)          Our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”) require that upon conversion, the entire principal amount is to be settled in cash, and any excess value above the principal amount, if applicable, is to be settled in shares of our common stock.  Based on the December 31, 2011, closing price of our common stock of $68.97, and the conversion price of our 3.70% Unsecured Senior Convertible Notes of $117.36 as of December 31, 2011, the if-converted value of the notes did not exceed the principal amount as of December 31, 2011, and accordingly, no shares of our common stock would have been issued if the notes had been settled on December 31, 2011.

5.      Secured and unsecured senior debt (continued)

3.70% unsecured senior convertible notes

During the six months ended June 30, 2011, we recognized an aggregate loss on early extinguishment of debt of approximately $2.5 million related to the repurchase, in privately negotiated transactions, of approximately $96.1 million of certain of our 3.70% Unsecured Senior Convertible Notes.

During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Senior Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  During April 2012, we repurchased the remaining outstanding $1.0 million in principal amount of the notes.  We did not recognize a gain or loss as a result of either repurchase during the six months ended June 30, 2012.

The following table outlines our interest expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gross interest	$33,747	$31,617	$65,240	$62,652
Capitalized interest	(15,825)	(15,046)	(31,091)	(28,239)
Interest expense (1)	$17,922	$16,571	$34,149	$34,413

(1)          Includes interest expense related to and classified in income from discontinued operations in the accompanying condensed consolidated statements of income.

6.      Interest rate swap agreements

During the three and six months ended June 30, 2012 and 2011, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the three and six months ended June 30, 2012 and 2011, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is classified in accumulated other comprehensive loss.

The following table reflects the effective portion of the unrealized loss recognized in other comprehensive loss for our interest rate swaps related to the change in fair value for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unrealized loss recognized in other comprehensive loss related to the effective portion of changes in the fair value of our interest rate swap agreements	$3,091	$5,555	$7,164	$5,255

Losses are subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $17.7 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.  The following table indicates the classification in the condensed consolidated statements of income and the effective portion of the loss reclassified from accumulated other comprehensive income into earnings for our cash flow hedge contracts for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss reclassified from accumulated other comprehensive income to earnings as an increase to interest expense (effective portion)	$5,895	$5,302	$11,670	$10,741

6.      Interest rate swap agreements (continued)

As of June 30, 2012, and December 31, 2011, our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $28.5 million and $33.0 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Under our interest rate swap agreements we have no collateral posting requirements.  We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2012 (dollars in thousands):

					Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Interest Pay Rate (1)	Fair Value as of June 30, 2012	June 30, 2012	December 31, 2013	December 31, 2014
December 2006	December 29, 2006	March 31, 2014	4.990%	$(4,098)	$50,000	$50,000	$–
October 2007	October 31, 2007	September 30, 2012	4.546	(543)	50,000	–	–
October 2007	October 31, 2007	September 30, 2013	4.642	(2,738)	50,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.622	(817)	25,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.625	(818)	25,000	–	–
December 2006	November 30, 2009	March 31, 2014	5.015	(6,180)	75,000	75,000	–
December 2006	November 30, 2009	March 31, 2014	5.023	(6,191)	75,000	75,000	–
December 2006	December 31, 2010	October 31, 2012	5.015	(1,639)	100,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(275)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(275)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(137)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(137)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495	(147)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508	(155)	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640	(672)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640	(672)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(341)	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(341)	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977	(1,150)	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976	(1,148)	–	–	250,000
Total				$(28,474)	$1,450,000	$950,000	$500,000

(1)

In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.65%.

7.                  Fair value of financial instruments

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: (1) quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three or six months ended June 30, 2012.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2012, and December 31, 2011 (in thousands):

		June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$7,320	$7,320	$–	$–

Liabilities:
Interest rate swap agreements	$28,474	$–	$28,474	$–

		December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$6,235	$6,235	$–	$–

Liabilities:
Interest rate swap agreements	$32,980	$–	$32,980	$–

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our marketable securities and our interest rate swap agreements, respectively, have been recorded at fair value.  The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, unsecured senior bank term loans, and unsecured senior convertible notes were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms and maturities.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

7.                  Fair value of financial instruments (continued)

As of June 30, 2012, and December 31, 2011, the book and fair values of our marketable securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Marketable securities	$7,320	$7,320	$6,235	$6,235
Interest rate swap agreements	(28,474)	(28,474)	(32,980)	(32,980)
Secured notes payable	(719,977)	(819,831)	(724,305)	(810,128)
Unsecured senior notes payable	(549,783)	(567,453)	(84,959)	(85,221)
Unsecured senior line of credit	(379,000)	(393,149)	(370,000)	(378,783)
Unsecured senior bank term loans	(1,350,000)	(1,359,990)	(1,600,000)	(1,603,917)

8.                     Earnings per share

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”), are dilutive or antidilutive to earnings per share.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and earnings per share required by the SEC and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the condensed consolidated statements of income and included in the numerator for the computation of earnings per share for income from continuing operations.

The sale of a land parcel related to our investment in an unconsolidated real estate entity during the six months ended June 30, 2012, did not meet the criteria for discontinued operations because the land parcel did not have significant operations prior to disposition.  Accordingly, for the six months ended June 30, 2012, we classified the $1.9 million gain on sale of land parcel below income from discontinued operations, net, in the accompanying condensed consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator for computation of earnings per share.

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

8.                     Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$25,435	$33,974	$56,211	$66,287
Gain on sale of land parcel	–	–	1,864	–
Net income attributable to noncontrolling interests	(851)	(938)	(1,562)	(1,867)
Dividends on preferred stock	(6,903)	(7,089)	(14,386)	(14,178)
Preferred stock redemption charge	–	–	(5,978)	–
Net income attributable to unvested restricted stock awards	(271)	(298)	(506)	(540)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	17,410	25,649	35,643	49,702
Income from discontinued operations, net	206	337	341	649
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$17,616	$25,986	$35,984	$50,351

Weighted average shares of common stock outstanding – basic	61,663,367	58,500,055	61,585,587	56,734,012
Dilutive effect of stock options	173	13,067	667	16,261
Weighted average shares of common stock outstanding – diluted	61,663,540	58,513,122	61,586,254	56,750,273

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.29	$0.43	$0.57	$0.88
Discontinued operations, net	–	0.01	0.01	0.01
Earnings per share – basic and diluted	$0.29	$0.44	$0.58	$0.89

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the three and six months ended June 30, 2012 and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our series D convertible preferred stock (“Series D Convertible Preferred Stock”) for the three and six months ended June 30, 2012 and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares for the three and six months ending June 30, 2011, would include additional shares related to our 3.70% Unsecured Senior Convertible Notes if the average market price of our common stock had been higher than the conversion price ($117.36 as of June 30, 2011).  For the three and six months ended June 30, 2011, the weighted average shares of common stock related to our 3.70% Unsecured Senior Convertible Notes have been excluded from diluted weighted average shares of common stock because the average market price of our common stock was lower than the conversion price and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during the period.  In April 2012, we repurchased the remaining outstanding $1.0 million in principal amount of the notes.

9.                    Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$25,435	$33,974	$56,211	$66,287
Gain on sale of land parcel	–	–	1,864	–
Less: net income attributable to noncontrolling interests	(851)	(938)	(1,562)	(1,867)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	24,584	33,036	56,513	64,420

Income from discontinued operations attributable to Alexandria Real Estate Equities, Inc., net	206	337	341	649
Less: net income from discontinued operations attributable to noncontrolling interests	–	–	–	–
Net income attributable to Alexandria Real Estate Equities, Inc.	$24,790	$33,373	$56,854	$65,069

10.             Stockholders’ equity

Establishment of “at the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  In June 2012, we sold an aggregate of 573,686 shares of common stock for gross proceeds of approximately $40.5 million at an average stock price of $70.64 and net proceeds of approximately $39.9 million.  As of June 30, 2012, approximately $209.5 million of our common stock remained available for issuance under the “at the market” common stock offering program.

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

8.375% series C preferred stock redemption

In April 2012, we redeemed all 5,185,500 outstanding shares of our Series C Preferred Stock at a price equal to $25.00 per share, and paid $0.5234375 per share, representing accumulated and unpaid dividends to the redemption date on such shares.  We recognized a charge of approximately $6.0 million to net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders during the six months ended June 30, 2012, related to the write-off of original issuance costs of the Series C Preferred Stock.  This amount represents the excess of the fair value of the consideration transferred to the holders over the carrying amount of the preferred stock.

10.             Stockholders’ equity (continued)

Dividends

In June 2012, we declared a cash dividend on our common stock aggregating $32.0 million, or $0.51 per share, for the three months ended June 2012.  In June 2012, we also declared cash dividends on our Series D Convertible Preferred Stock aggregating $4.4 million, or $0.4375 per share, for the period from April 15, 2012, through July 14, 2012.  Additionally, we declared cash dividends on our Series E Preferred Stock aggregating approximately $2.8 million, or $0.5375 per share, for the period from March 15, 2012, through July 14, 2012.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Unrealized gain on marketable securities	$3,715	$3,834
Unrealized loss on interest rate swap agreements	(28,474)	(32,980)
Unrealized loss on foreign currency translation	(12,611)	(5,365)
Total	$(37,370)	$(34,511)

11.             Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities own 10 properties and two development parcels as of June 30, 2012, and are included in our condensed consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of June 30, 2012, and December 31, 2011, our redeemable noncontrolling interest balances were approximately $15.8 million and $16.0 million, respectively.  Our remaining noncontrolling interests, aggregating approximately $44.2 million and $42.6 million as of June 30, 2012, and December 31, 2011, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

12.          Discontinued operations

The following is a summary of net assets of discontinued operations, and income from discontinued operations, net (in thousands):

	June 30,	December 31,
	2012	2011
Properties “held for sale,” net	$18,851	$20,851
Other assets	695	847
Total assets	19,546	21,698

Total liabilities	(139)	(469)
Net assets of discontinued operations	$19,407	$21,229

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$318	$657	$602	$1,276
Operating expenses	75	126	185	237
Total revenues less operating expenses	243	531	417	1,039
Interest expense	–	4	–	36
Depreciation expense	39	190	78	354
Income from discontinued operations before gain on sales of real estate	204	337	339	649
Gain on sale of real estate	2	–	2	–
Income from discontinued operations, net	$206	$337	$341	$649

Income from discontinued operations, net, for the three and six months ended June 30, 2012, includes the results of the operations of three operating properties that were classified as “held for sale” as of June 30, 2012, and the results of operations of one property sold during the three months ended June 30, 2012.  Income from discontinued operations, net, for the three and six months ended June 30, 2011, includes the results of operations of three properties that were classified as “held for sale” as of June 30, 2012, one property sold during the three months ended June 30, 2012, and one property sold during the three months ended September 30, 2011. During the three and six months ended June 30, 2012, we sold 5110 Campus Drive, located in Pennsylvania, at a price of approximately $1.8 million, which resulted in a gain of approximately $2,000.

13.          Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly wholly owned subsidiary of the Issuer.  The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or wholly owned by the LP.  The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2012, and December 31, 2011, and the condensed consolidating statements of income, comprehensive income, and cash flows for three and six months ended June 30, 2012 and 2011, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, consolidating adjustments, and consolidated amounts.  Each entity in the condensed consolidating financial information follows the same accounting policies described in our condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interest in subsidiaries that are eliminated upon consolidation.

Condensed Consolidating Balance Sheet

as of June 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$45,096	$–	$6,163,258	$–	$6,208,354
Cash and cash equivalents	30,261	–	50,676	–	80,937
Restricted cash	35	–	41,862	–	41,897
Tenant receivables	15	–	6,128	–	6,143
Deferred rent	1,839	–	153,456	–	155,295
Deferred leasing and financing costs, net	34,672	–	116,683	–	151,355
Investments	–	12,820	91,634	–	104,454
Investments in and advances to affiliates	5,658,418	5,205,633	106,925	(10,970,976)	–
Intercompany note receivable	2,250	–	–	(2,250)	–
Other assets	21,409	–	71,895	–	93,304
Total assets	$5,793,995	$5,218,453	$6,802,517	$(10,973,226)	$6,841,739

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$719,977	$–	$719,977
Unsecured senior notes payable	549,783	–	–	–	549,783
Unsecured senior line of credit	379,000	–	–	–	379,000
Unsecured senior bank term loans	1,350,000	–	–	–	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	80,624	–	267,413	–	348,037
Dividends payable	38,067	–	290	–	38,357
Intercompany note payable	–	–	2,250	(2,250)	–
Total liabilities	2,397,474	–	989,930	(2,250)	3,385,154
Redeemable noncontrolling interests	–	–	15,817	–	15,817
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,396,521	5,218,453	5,752,523	(10,970,976)	3,396,521
Noncontrolling interests	–	–	44,247	–	44,247
Total equity	3,396,521	5,218,453	5,796,770	(10,970,976)	3,440,768
Total liabilities, noncontrolling interests, and equity	$5,793,995	$5,218,453	$6,802,517	$(10,973,226)	$6,841,739

Condensed Consolidating Balance Sheet

as of December 31, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$46,795	$–	$5,961,645	$–	$6,008,440
Cash and cash equivalents	10,608	–	67,931	–	78,539
Restricted cash	40	–	23,292	–	23,332
Tenant receivables	12	–	7,468	–	7,480
Deferred rent	1,615	–	140,482	–	142,097
Deferred leasing and financing costs, net	25,364	–	110,186	–	135,550
Investments	–	13,385	82,392	–	95,777
Investments in and advances to affiliates	5,443,778	5,020,525	105,284	(10,569,587)	–
Intercompany note receivable	2,195	–	–	(2,195)	–
Other assets	18,643	–	64,271	–	82,914
Total assets	$5,549,050	$5,033,910	$6,562,951	$(10,571,782)	$6,574,129

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$724,305	$–	$724,305
Unsecured senior notes payable	84,959	–	–	–	84,959
Unsecured senior line of credit	370,000	–	–	–	370,000
Unsecured senior bank term loans	1,600,000	–	–	–	1,600,000
Accounts payable, accrued expenses, and tenant security deposits	83,488	–	241,905	–	325,393
Dividends payable	36,302	–	277	–	36,579
Intercompany note payable	–	–	2,195	(2,195)	–
Total liabilities	2,174,749	–	968,682	(2,195)	3,141,236
Redeemable noncontrolling interests	–	–	16,034	–	16,034
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,374,301	5,033,910	5,535,677	(10,569,587)	3,374,301
Noncontrolling interests	–	–	42,558	–	42,558
Total equity	3,374,301	5,033,910	5,578,235	(10,569,587)	3,416,859
Total liabilities, noncontrolling interests, and equity	$5,549,050	$5,033,910	$6,562,951	$(10,571,782)	$6,574,129

Condensed Consolidating Statement of Income

for the Three Months Ended June 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$1,753	$–	$108,930	$–	$110,683
Tenant recoveries	663	–	33,378	–	34,041
Other income	1,110	255	11,164	(3,148)	9,381
Total revenues	3,526	255	153,472	(3,148)	154,105

Expenses:
Rental operations	2,100	–	42,406	–	44,506
General and administrative	11,173	1	4,298	(3,148)	12,324
Interest	12,106	–	5,816	–	17,922
Depreciation and amortization	1,393	–	50,923	–	52,316
Total expenses	26,772	1	103,443	(3,148)	127,068
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(23,246)	254	50,029	–	27,037

Equity in earnings of affiliates	49,638	44,424	885	(94,947)	–
Loss on early extinguishment of debt	(1,602)	–	–	–	(1,602)
Income from continuing operations	24,790	44,678	50,914	(94,947)	25,435

Income from discontinued operations, net	–	–	206	–	206
Net income	24,790	44,678	51,120	(94,947)	25,641

Net income attributable to noncontrolling interests	–	–	851	–	851
Dividends on preferred stock	6,903	–	–	–	6,903
Net income attributable to unvested restricted stock awards	271	–	–	–	271
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$17,616	$44,678	$50,269	$(94,947)	$17,616

Condensed Consolidating Statement of Income

for the Six Months Ended June 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$3,474	$–	$214,793	$–	$218,267
Tenant recoveries	1,421	–	67,142	–	68,563
Other income	3,107	840	14,586	(6,523)	12,010
Total revenues	8,002	840	296,521	(6,523)	298,840

Expenses:
Rental operations	4,696	–	83,192	–	87,888
General and administrative	20,671	1	8,536	(6,523)	22,685
Interest	22,675	–	11,474	–	34,149
Depreciation and amortization	2,785	–	92,897	–	95,682
Total expenses	50,827	1	196,099	(6,523)	240,404
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(42,825)	839	100,422	–	58,436

Equity in earnings of affiliates	101,904	93,779	1,871	(197,554)	–
Loss on early extinguishment of debt	(2,225)	–	–	–	(2,225)
Income from continuing operations	56,854	94,618	102,293	(197,554)	56,211

Income from discontinued operations, net	–	–	341	–	341
Gain on sale of land parcel	–	–	1,864	–	1,864
Net income	56,854	94,618	104,498	(197,554)	58,416

Net income attributable to noncontrolling interests	–	–	1,562	–	1,562
Dividends on preferred stock	14,386	–	–	–	14,386
Preferred stock redemption charge	5,978	–	–	–	5,978
Net income attributable to unvested restricted stock awards	506	–	–	–	506
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$35,984	$94,618	$102,936	$(197,554)	$35,984

Condensed Consolidating Statement of Income

for the Three Months Ended June 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$1,308	$–	$107,940	$–	$109,248
Tenant recoveries	784	–	32,363	–	33,147
Other income (loss)	2,274	(123)	2,044	(3,269)	926
Total revenues	4,366	(123)	142,347	(3,269)	143,321

Expenses:
Rental operations	3,201	–	37,394	–	40,595
General and administrative	8,840	–	5,193	(3,269)	10,764
Interest	11,252	–	5,315	–	16,567
Depreciation and amortization	1,116	–	39,057	–	40,173
Total expenses	24,409	–	86,959	(3,269)	108,099
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(20,043)	(123)	55,388	–	35,222

Equity in earnings of affiliates	54,664	51,823	1,023	(107,510)	–
Loss on early extinguishment of debt	(1,248)	–	–	–	(1,248)
Income from continuing operations	33,373	51,700	56,411	(107,510)	33,974

Income from discontinued operations, net	–	–	337	–	337
Net income	33,373	51,700	56,748	(107,510)	34,311

Net income attributable to noncontrolling interests	–	–	938	–	938
Dividends on preferred stock	7,089	–	–	–	7,089
Net income attributable to unvested restricted stock awards	298	–	–	–	298
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,986	$51,700	$55,810	$(107,510)	$25,986

Condensed Consolidating Statement of Income

for the Six Months Ended June 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$3,032	$–	$212,268	$–	$215,300
Tenant recoveries	1,545	–	64,463	–	66,008
Other income (loss)	4,495	(392)	4,054	(6,454)	1,703
Total revenues	9,072	(392)	280,785	(6,454)	283,011

Expenses:
Rental operations	5,296	–	76,334	–	81,630
General and administrative	17,555	–	9,157	(6,454)	20,258
Interest	22,810	–	11,567	–	34,377
Depreciation and amortization	2,326	–	74,390	–	76,716
Total expenses	47,987	–	171,448	(6,454)	212,981
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(38,915)	(392)	109,337	–	70,030

Equity in earnings of affiliates	107,727	102,392	2,112	(212,231)	–
Loss on early extinguishment of debt	(3,743)	–	–	–	(3,743)
Income from continuing operations	65,069	102,000	111,449	(212,231)	66,287

Income from discontinued operations, net	–	–	649	–	649
Net income	65,069	102,000	112,098	(212,231)	66,936

Net income attributable to noncontrolling interests	–	–	1,867	–	1,867
Dividends on preferred stock	14,178	–	–	–	14,178
Net income attributable to unvested restricted stock awards	540	–	–	–	540
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$50,351	$102,000	$110,231	$(212,231)	$50,351

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended June 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$24,790	$44,678	$51,120	$(94,947)	$25,641
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	–	74	(181)	–	(107)
Reclassification adjustment for losses included in net income	–	75	163	–	238
Unrealized gains (losses) on marketable securities, net	–	149	(18)	–	131
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(3,091)	–	–	–	(3,091)
Reclassification adjustment for amortization of interest expense included in net income	5,895	–	–	–	5,895
Unrealized gains on interest rate swaps, net	2,804	–	–	–	2,804
Foreign currency translation losses	–	–	(17,192)	–	(17,192)
Total other comprehensive income (loss)	2,804	149	(17,210)	–	(14,257)
Comprehensive income	27,594	44,827	33,910	(94,947)	11,384
Less: comprehensive income attributable to noncontrolling interests	–	–	(875)	–	(875)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$27,594	$44,827	$33,035	$(94,947)	$10,509

Condensed Consolidating Statement of Comprehensive Income

for the Six Months Ended June 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$56,854	$94,618	$104,498	$(197,554)	$58,416
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	–	106	461	–	567
Reclassification adjustment for losses (gains) included in net income	–	64	(750)	–	(686)
Unrealized gains (losses) on marketable securities, net	–	170	(289)	–	(119)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(7,164)	–	–	–	(7,164)
Reclassification adjustment for amortization of interest expense included in net income	11,670	–	–	–	11,670
Unrealized gains on interest rate swaps, net	4,506	–	–	–	4,506
Foreign currency translation losses	–	–	(7,233)	–	(7,233)
Total other comprehensive income (loss)	4,506	170	(7,522)	–	(2,846)
Comprehensive income	61,360	94,788	96,976	(197,554)	55,570
Less: comprehensive income attributable to noncontrolling interests	–	–	(1,574)	–	(1,574)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$61,360	$94,788	$95,402	$(197,554)	$53,996

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended June 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$33,373	$51,700	$56,748	$(107,510)	$34,311
Other comprehensive income:
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	–	(501)	–	–	(501)
Reclassification adjustments for gains included in net income	–	–	–	–	–
Unrealized losses on marketable securities, net	–	(501)	–	–	(501)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(5,555)	–	–	–	(5,555)
Reclassification adjustment for amortization of interest expense included in net income	5,302	–	–	–	5,302
Unrealized losses on interest rate swaps, net	(253)	–	–	–	(253)
Foreign currency translation gains	–	–	1,676	–	1,676
Total other comprehensive (loss) income	(253)	(501)	1,676	–	922
Comprehensive income	33,120	51,199	58,424	(107,510)	35,233
Less: comprehensive income attributable to noncontrolling interests	–	–	(939)	–	(939)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$33,120	$51,199	$57,485	$(107,510)	$34,294

Condensed Consolidating Statement of Comprehensive Income

for the Six Months Ended June 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$65,069	$102,000	$112,098	$(212,231)	$66,936
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	–	12	–	–	12
Reclassification adjustments for gains included in net income	–	–	–	–	–
Unrealized gains on marketable securities, net	–	12	–	–	12
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(5,255)	–	–	–	(5,255)
Reclassification adjustment for amortization of interest expense included in net income	10,741	–	–	–	10,741
Unrealized gains on interest rate swaps, net	5,486	–	–	–	5,486
Foreign currency translation gains	–	–	6,559	–	6,559
Total other comprehensive income	5,486	12	6,559	–	12,057
Comprehensive income	70,555	102,012	118,657	(212,231)	78,993
Less: comprehensive income attributable to noncontrolling interests	–	–	(1,861)	–	(1,861)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$70,555	$102,012	$116,796	$(212,231)	$77,132

Condensed Consolidating Statement of Cash Flows

for the Six Months Ended June 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$56,854	$94,618	$104,498	$(197,554)	$58,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,785	–	92,975	–	95,760
Loss on early extinguishment of debt	2,225	–	–	–	2,225
Gain on sale of land parcel	–	–	(1,864)	–	(1,864)
Gain on sale of real estate	–	–	(2)	–	(2)
Amortization of loan fees and costs	3,628	–	1,229	–	4,857
Amortization of debt premiums/discounts	92	–	197	–	289
Amortization of acquired above and below market leases	–	–	(1,578)	–	(1,578)
Deferred rent	18	–	(14,009)	–	(13,991)
Stock compensation expense	6,567	–	–	–	6,567
Equity in income related to investments	–	26	–	–	26
Equity in income related to subsidiaries	(101,904)	(93,779)	(1,871)	197,554	–
Gain on sales of investments	–	(1,048)	(10,078)	–	(11,126)
Loss on sales of investments	–	183	906	–	1,089
Changes in operating assets and liabilities:
Restricted cash	5	–	(615)	–	(610)
Tenant receivables	(3)	–	1,369	–	1,366
Deferred leasing costs	4,839	–	(18,630)	–	(13,791)
Other assets	960	–	(10,291)	–	(9,331)
Intercompany receivables and payables	(55)	–	55	–	–
Accounts payable, accrued expenses, and tenant security deposits	2,738	–	21,580	–	24,318
Net cash provided by operating activities	(21,251)	–	163,871	–	142,620

Investing Activities
Proceeds from sale of property	–	–	1,905	–	1,905
Additions to properties	(661)	–	(257,912)	–	(258,573)
Purchase of properties	–	–	(42,171)	–	(42,171)
Change in restricted cash related to construction projects	–	–	(11,532)	–	(11,532)
Distributions from unconsolidated real estate entity	–	–	22,250	–	22,250
Contributions to unconsolidated real estate entity	–	–	(4,918)	–	(4,918)
Investments in subsidiaries	(120,101)	(98,863)	230	218,734	–
Additions to investments	–	(308)	(16,036)	–	(16,344)
Proceeds from investments	–	1,882	15,677	–	17,559
Net cash used in investing activities	(120,762)	(97,289)	(292,507)	218,734	(291,824)

Financing Activities
Principal reductions of secured notes payable	–	–	(4,525)	–	(4,525)
Proceeds from issuance of unsecured senior notes payable	544,649	–	–	–	544,649
Repurchase of unsecured senior convertible notes	(84,801)	–	–	–	(84,801)
Principal borrowings from unsecured senior line of credit and unsecured senior bank term loan	529,147	–	–	–	529,147
Repayments of borrowings from unsecured senior line of credit	(520,147)	–	–	–	(520,147)
Repayment of unsecured senior bank term loan	(250,000)	–	–	–	(250,000)
Redemption of Series C Preferred Stock	(129,638)	–	–	–	(129,638)
Proceeds from issuance of Series E Preferred Stock	124,868	–	–	–	124,868
Proceeds from issuance of common stock	37,385	–	–	–	37,385
Transfer to/from parent company	–	97,289	121,445	(218,734)
Change in restricted cash related to financings	–	–	(7,714)	–	(7,714)
Deferred financing costs paid	(14,983)	–	(756)	–	(15,739)
Proceeds from exercise of stock options	155	–	–	–	155
Dividends paid on common stock	(60,791)	–	–	–	(60,791)
Dividends paid on preferred stock	(14,178)	–	–	–	(14,178)
Distributions to redeemable noncontrolling interests	–	–	(630)	–	(630)
Contributions by noncontrolling interests	–	–	1,125	–	1,125
Distributions to noncontrolling interests	–	–	(598)	–	(598)
Net cash provided by financing activities	161,666	97,289	108,347	(218,734)	148,568

Effect of exchange rate changes on cash and cash equivalents	–	–	3,034	–	3,034

Net increase in cash and cash equivalents	19,653	–	(17,255)	–	2,398
Cash and cash equivalents at beginning of period	10,608	–	67,931	–	78,539
Cash and cash equivalents at end of period	$30,261	$–	$50,676	$–	$80,937

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$12,873	$–	$10,281	$–	$23,154

Condensed Consolidating Statement of Cash Flows

for the Six Months Ended June 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$65,069	$102,000	$112,098	$(212,231)	$66,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,326	–	74,744	–	77,070
Loss on early extinguishment of debt	3,743	–	–	–	3,743
Gain on sale of land parcel	–	–	–	–	–
Amortization of loan fees and costs	3,515	–	1,090	–	4,605
Amortization of debt premiums/discounts	2,385	–	119	–	2,504
Amortization of acquired above and below market leases	–	–	(7,580)	–	(7,580)
Deferred rent	(195)	–	(9,397)	–	(9,592)
Stock compensation expense	5,105	–	–	–	5,105
Equity in loss related to investments	–	–	–	–	–
Equity in income related to subsidiaries	(107,727)	(102,392)	(2,112)	212,231	–
Gain on sales of investments	–	(208)	(2,371)	–	(2,579)
Loss on sales of investments	–	591	1,177	–	1,768
Changes in operating assets and liabilities:
Restricted cash	(15)	–	125	–	110
Tenant receivables	(4)	–	1,009	–	1,005
Deferred leasing costs	(669)	–	(39,755)	–	(40,424)
Other assets	357	–	8,182	–	8,539
Intercompany receivables and payables	(2,382)		2,382
Accounts payable, accrued expenses, and tenant security deposits	(16,047)	–	15,065	–	(982)
Net cash (used in) provided by operating activities	(44,539)	(9)	154,776	–	110,228

Investing Activities
Additions to properties	(947)	–	(160,815)	–	(161,762)
Purchase of properties	–	–	(307,839)	–	(307,839)
Change in restricted cash related to construction projects	–	–	(4)	–	(4)
Distributions from unconsolidated real estate entity	–	–	–	–	–
Contributions to unconsolidated real estate entity	–	–	(2,038)	–	(2,038)
Investments in subsidiaries	(340,801)	(331,340)	(4,823)	676,964	–
Additions to investments	–	(14)	(12,707)	–	(12,721)
Proceeds from investments	–	934	7,647	–	8,581
Net cash used in investing activities	(341,748)	(330,420)	(480,579)	676,964	(475,783)

Financing Activities
Principal reductions of secured notes payable	–	–	(16,297)	–	(16,297)
Proceeds from issuance of unsecured senior notes payable	–	–	–	–	–
Repurchase of unsecured senior convertible notes	(98,590)	–	–	–	(98,590)
Principal borrowings from unsecured senior line of credit	1,708,317	–	–	–	1,708,317
Repayments of borrowings from unsecured senior line of credit	(1,631,317)	–	–	–	(1,631,317)
Repayment of unsecured senior term loan	–	–	–	–	–
Proceeds from issuance of Series E Preferred Stock	–	–	–	–	–
Proceeds from issuance of common stock	451,538	–	–	–	451,538
Change in restricted cash related to financings	–	–	4,824	–	4,824
Transfers due to/from parent company	–	329,827	347,137	(676,964)	–
Deferred financing costs paid	(17,988)	–	(138)	–	(18,126)
Proceeds from exercise of stock options	1,165	–	–	–	1,165
Dividends paid on common stock	(49,896)	–	–	–	(49,896)
Dividends paid on preferred stock	(14,178)	–	–	–	(14,178)
Distributions to redeemable noncontrolling interests	–	–	(622)	–	(622)
Contributions by noncontrolling interests	–	–	–	–	–
Distributions to noncontrolling interests	–	–	(1,468)	–	(1,468)
Net cash provided by financing activities	349,051	329,827	333,436	(676,964)	335,350

Effect of exchange rate changes on cash and cash equivalents	–	–	(102)	–	(102)

Net (decrease) increase in cash and cash equivalents	(37,236)	(602)	7,531	–	(30,307)
Cash and cash equivalents at beginning of period	48,623	602	42,007	–	91,232
Cash and cash equivalents at end of period	$11,387	$–	$49,538	$–	$60,925

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$16,109	$–	$9,883	$–	$25,992

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•                  Negative worldwide economic, financial, and banking conditions, and the recent slowdown of the United States economy;

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

•                  Significant decreases in our active development, active redevelopment, or preconstruction activities, resulting in significant increases in our interest, operating, and payroll expenses;

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner, preeminent REIT, and leading life science real estate company focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include leading multinational pharmaceutical companies, academic and medical institutions, public and private biotechnology entities, U.S. government research agencies, medical device companies, clean technology companies, venture capital firms, and life science product and service companies.  Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return based on a multifaceted platform of internal and external growth.  Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities, driving growth and technological advances within each cluster.

As of June 30, 2012, we had 182 properties aggregating approximately 16.9 million rentable square feet, composed of approximately 14.4 million rentable square feet of operating properties, approximately 1.6 million rentable square feet undergoing active development, and approximately 0.9 million rentable square feet undergoing active redevelopment.  Our operating properties were approximately 92.9% leased as of June 30, 2012.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

2012 highlights

Significant balance sheet management milestones

•                  In June 2012, we closed a secured construction loan with aggregate commitments of $55 million for a 100% pre-leased development project in the San Francisco Bay market;

•                  In June 2012, we established an “at the market” common stock offering program under which we may sell up to $250 million of our common stock, and raised $39.9 million in net proceeds from sales under this program;

•                  In April 2012, we amended our $1.5 billion unsecured senior line of credit to reduce the interest rate and extended the maturity date to April 2017, assuming we exercise our sole right to extend the maturity date twice;

•                  In April 2012, we redeemed all $129.6 million of our outstanding 8.375% series C cumulative redeemable preferred stock (“Series C Preferred Stock”);

•                  In March 2012, we completed a 6.45% series E cumulative redeemable preferred stock (“Series E Preferred Stock”) offering with net proceeds of $124.9 million;

•                  In February 2012, we completed our 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”) offering with net proceeds of $544.6 million; net proceeds from the offering were used to repay certain outstanding variable rate bank debt;

•                  In January and April 2012, we retired all $84.8 million of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”);

•                  In February 2012, we repaid all $250 million of our 2012 unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”);

•                  In March 2012, we sold an interest in a land parcel to our joint venture partner for $31.4 million; and

•                  Assets under contract for sale and completed asset sales aggregated $55.4 million, or 49%, of our $112 million sales target for 2012; additional assets are under negotiation for sale.

Core operating metrics

•                  Total revenues for the three months ended June 30, 2012, were $154.1 million, compared to total revenues for the three months ended June 30, 2011, of $143.3 million; total revenues for the six months ended June 30, 2012, were $298.8 million, compared to total revenues for the six months ended June 30, 2011, of $283.0 million;

•                  Net operating income (“NOI”) for the three months ended June 30, 2012, was $109.6 million, compared to NOI for the three months ended June 30, 2011, of $102.7 million; NOI for the six months ended June 30, 2012, was $211.0 million, compared to NOI for the six months ended June 30, 2011, of $201.4 million;

•                  Results for the three months ended June 30, 2012, included $5.8 million, or $0.09 per diluted share, related to a realized gain on an equity investment primarily related to one non-tenant life science entity and a loss on early extinguishment of debt of approximately $1.6 million, or $0.03 per diluted share, related to the write-off of a portion of unamortized loan fees in connection with refinancing our $1.5 billion unsecured senior line of credit;

•                  Operating margins were at 71% for the three months ended June 30, 2012;

•                  Cash and GAAP same property revenues less operating expenses increased 1.6% and decreased 0.2%, respectively, for the three months ended June 30, 2012;

•                  Cash and GAAP same property revenues less operating expenses increased 1.9% and decreased 0.1%, respectively, for the six months ended June 30, 2012;

•                  48% of our annualized base rent was from investment-grade tenants;

•                  Continued solid life science space demand in key cluster submarkets:

•                  During the three months ended June 30, 2012, we executed 44 leases for 959,000 rentable square feet, including 169,000 rentable square feet of development and redevelopment space.  Rental rates decreased 0.8% and increased 5.8% on a cash and GAAP basis, respectively, on renewed/re-leased space; excluding one lease for 71,000 rentable square feet related to one tenant in the Gaithersburg submarket in Suburban Washington, D.C., rental rates for renewed/re-leased space were, on average 1.1% and 6.7% higher than rental rates for expiring leases on a cash and GAAP basis, respectively;

•                  Alexandria experienced the fourth-highest quarter of leasing activity in the company’s history, continuing solid life science demand in Alexandria’s key cluster submarkets;

•                  Key life science space leasing:

•                  Massachusetts Institute of Technology renewed 87,000 rentable square feet in the Greater Boston market;

•                  United States Government National Institutes of Health leased 75,000 rentable square feet of redevelopment space in the Suburban Washington, D.C. market;

•                  Three tenants leased 75,000 rentable square feet, including one renewal for 24,000 rentable square feet, at 400/450 East Jamie Court in the San Francisco Bay market; property is 78% leased;

•                  Infectious Disease Research Institute leased 55,000 rentable square feet in the Seattle market;

•                  United States Government Department of Veterans Affairs leased 51,000 rentable square feet in the San Francisco Bay market;

•                  1366 Technologies, Inc. leased 41,000 rentable square feet in the Greater Boston market;

•                  Epizyme, Inc. leased 32,000 rentable square feet of redevelopment space in the Greater Boston market;

•                  Life Technologies Corporation renewed 29,000 rentable square feet in the Greater Boston market;

•                        During the six months ended June 30, 2012, we executed 105 leases for 1,871,000 rentable square feet, including 563,000 rentable square feet of development and redevelopment space.  Rental rates decreased 1.4% and increased 5.2% on a cash and GAAP basis, respectively, on renewed/re-leased space; excluding one lease for 71,000 rentable square feet related to one tenant in the Gaithersburg submarket in Suburban Washington, D.C., rental rates for renewed/re-leased space were flat for expiring leases on a cash basis and on average 5.7% higher than rental rates on a GAAP basis; and

•                  The occupancy percentage for North America operating properties was approximately 93.9% and the occupancy percentage for North America operating and redevelopment properties was approximately 88.4%; the occupancy percentage for operating properties was approximately 92.9%, including Asia properties and the occupancy percentage for operating and redevelopment properties was approximately 86.9%, including Asia properties.

Value-added opportunities and external growth

•                  In June 2012, we completed the redevelopment of a 100% leased, 98,320 rentable square feet project located in the San Diego market;

•                  In April 2012, we completed the development of a 100% leased, 26,426 rentable square feet project located in the Canada market;

•                  In April 2012, we commenced the development of a 37% pre-leased, 414,000 rentable square feet unconsolidated joint venture project located in the Greater Boston market; and

•                  In January 2012, we commenced the development of a 100% pre-leased, 170,618 rentable square feet project located in the San Francisco Bay market.

Significant balance sheet management milestones

Milestones	Transaction Date	Amount (1)
Closed of secured construction loan with aggregate commitment of $55 million (2)	June 2012	$55,000
Issuance of common stock under “at the market” common stock offering program (3)	June 2012	$39,856
Amendment of $1.5 billion unsecured senior line of credit (4)	April 2012	$1,500,000
Redemption of 8.375% Series C Preferred Stock	April 2012	$(129,638)
Issuance of 6.45% Series E Preferred Stock	March 2012	$124,868
Sale of interest in land parcel to joint venture partner	March 2012	$31,360
Repayment of 2012 Unsecured Senior Bank Term Loan	February 2012	$(250,000)
Debut 4.60% Unsecured Senior Notes offering	February 2012	$544,649
Repurchase of 3.70% Unsecured Senior Convertible Notes	January/April 2012	$(84,801)

(1)	Net of discounts and offering costs, as applicable.
(2)	As of June 30, 2012, we had not drawn on the loan.
(3)	We may sell, from time to time, up to $250 million of our common stock under our “at the market” common stock offering program.
(4)	Outstanding balance of unsecured senior line of credit as of June 30, 2012, was approximately $379.0 million.

Investment-grade ratings and key credit metrics

In July 2011, we received investment-grade ratings from two major rating agencies.  Receipt of our investment-grade ratings was a significant milestone for the Company that we believe will provide long-term value to our stockholders.  Key strengths of our balance sheet and business that highlight our investment-grade credit profile include, among others, balance sheet liquidity, diverse and creditworthy tenant base, well-located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.  This significant milestone broadens our access to another key source of debt capital and allows us to continue to pursue our long-term capital, investment, and operating strategies.  The issuance of investment-grade unsecured senior notes payable has allowed us to begin the transition from bank debt financing to unsecured senior notes payable, from variable rate debt to fixed rate debt, and from short-term debt to long-term debt.  While this transition of bank debt is in process, we will utilize interest rate swap agreements to reduce our interest rate risk.  We expect to keep our unhedged variable rate debt at less than 20% of our total debt.

	Three Months Ended June 30,
Key Credit Metrics (1)	2012	2011
Net debt to adjusted EBITDA	7.1x	6.5x
Net debt to gross assets (2)	38%	36%
Fixed charge coverage ratio	2.6x	2.7x
Interest coverage ratio	3.2x	3.4x
Unencumbered net operating income as a percentage of total net operating income	74%	63%
Liquidity – unsecured senior line of credit availability and unrestricted cash (2)	$1.2 billion	$1.0 billion
Non-income-producing assets as a percentage of gross real estate (2)	25%	27%
Unhedged variable rate debt as a percentage of total debt (2)	12%	44%

(1)	These metrics reflect certain non-GAAP financial measures. See “Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.
(2)	At the end of the period.

Leasing

For the three months ended June 30, 2012, we executed a total of 44 leases for approximately 959,000 rentable square feet at 33 different properties (excluding month-to-month leases).  Of this total, approximately 534,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 425,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 425,000 rentable square feet, approximately 169,000 rentable square feet related to our development or redevelopment programs, and the remaining approximately 256,000 rentable square feet related to previously vacant space.  Rental rates for this renewed/re-leased space were, on average approximately 0.8% lower on a cash basis and approximately 5.8% higher on a GAAP basis than rental rates for the respective expiring leases.  Excluding one lease for 71,000 rentable square feet related to one tenant in the Gaithersburg submarket in Suburban Washington, D.C., rental rates for renewed/re-leased space were, on average 1.1% and 6.7% higher on a cash and GAAP basis, for the three months ended June 30, 2012.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.5 months, with respect to the 959,000 rentable square feet leased during the three months ended June 30, 2012.  Approximately 75% of the number of leases executed during the three months ended June 30, 2012, did not include concessions for free rent.

For the six months ended June 30, 2012, we executed a total of 105 leases for approximately 1,871,000 rentable square feet at 64 different properties (excluding month-to-month leases).  Of this total, approximately 809,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 1,062,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 1,062,000 rentable square feet, approximately 563,000 rentable square feet related to our development or redevelopment programs, and the remaining approximately 499,000 rentable square feet related to previously vacant space.  Rental rates for this renewed/re-leased space were, on average approximately 1.4% lower on a cash basis and approximately 5.2% higher on a GAAP basis than rental rates for the respective expiring leases.  Excluding one lease for 71,000 rentable square feet related to one tenant in the Gaithersburg submarket in Suburban Washington, D.C., rental rates for renewed/re-leased space were flat on a cash basis and on average 5.7% higher on a GAAP basis, for the six months ended June 30, 2012.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.6 months, with respect to the 1,871,000 rentable square feet leased during the six months ended June 30, 2012.  Approximately 71% of the number of leases executed during the six months ended June 30, 2012, did not include concessions for free rent.

As of June 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index, and approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we expect our earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted and FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted for the year ended December 31, 2012, will be as set forth in the table below.  All projected FFO measures set forth below are non-GAAP measures.  The table below provides a reconciliation of such FFO measures to earnings per share, the most directly comparable GAAP measure.

Guidance	Year Ended December 31, 2012
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.36 - $1.46
Depreciation and amortization	$2.93 - $2.99
Gain on sales of property	$(0.03)
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$4.32 - $4.36
Write-off of unamortized loan fees upon early retirement of the 2012 Unsecured Senior Bank Term Loan	$0.01
Write-off of unamortized loan fees upon modification of unsecured senior line of credit	$0.03
Preferred stock redemption charge	$0.10
Realized gain on equity investment primarily related to one non-tenant life science entity	$(0.09)
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$4.37 - $4.41

Key net operating income projection assumptions
Same property net operating income growth – cash basis	3% to 5%
Same property net operating income growth – GAAP basis	0% to 2%
Rental rate steps on lease renewals and re-leasing of space – cash basis	Slightly negative/positive
Rental rate steps on lease renewals and re-leasing of space – GAAP basis	Up to 5%
Straight-line rents	$6.5 million/qtr
Amortization of above and below market leases	$0.8 million/qtr
Realized gain on equity investment primarily related to one non-tenant life science entity	$5.8 million

Key expense and other projection assumptions
General and administrative expenses in comparison to prior year	Up 12% to 14%
Capitalization of interest	$56 to $62 million
Interest expense, net	$72 to $78 million

Net operating income, net income, and FFO for the three months ended December 31, 2012

As of June 30, 2012, we had approximately $290.3 million and $275.1 million of construction in progress related to our six North American development and 10 North American redevelopment projects, respectively. The completion of these projects, along with recently delivered projects, certain future projects, and contributions from same properties, are expected to contribute significant increases in rental income, net operating income, and cash flows.  Net operating income is projected to increase quarter to quarter, from $103.8 million for the three months ended June 30, 2012 (before the realized gain of $5.8 million on an equity investment primarily related to one non-tenant life science entity) to a range from $110.5 million to $112.5 million for the three months ended December 31, 2012.  Operating performance assumptions related to the completion of our North America development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and stabilization yields, are included on pages 48 and 50.  Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables below.

The completion of our development and redevelopment projects will result in increased interest expense and other direct project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred.  Our projections for general and administrative expenses, capitalization of interest, and interest expense, net, are included in the tables below.  Our projections of net operating income are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2011.  To the extent our full year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.  Further, we believe net operating income is a key performance indicator and is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.

Three Months Ended December 31, 2012 (in millions, except per share amounts)
Net operating income	$110.5 – $112.5
General and administrative	$11.0 – $12.0
Interest	$19.5 – $22.5
Depreciation and amortization	$42.6 – $47.7
Preferred stock dividends	$6.5
Other	$1.0 – $1.4
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$26.9 – $30.9
FFO	$71.1 – $73.0
FFO per share – diluted	$1.15 – $1.17

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

Development projects generally consist of the ground-up development of generic and reusable life science laboratory facilities.  Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space, including the conversion of single-tenancy space to multi-tenancy space, or vice versa.  We anticipate execution of new active development projects for aboveground vertical construction of new life science laboratory space generally only with pre-leasing.  Preconstruction activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective also includes the advancement of preconstruction efforts to reduce the time required to deliver projects to prospective tenants.  These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings.  Ultimately, these projects will provide high-quality facilities for the life science industry and are expected to generate significant revenue and cash flows for the Company.

Development and redevelopment projects in Asia represent development opportunities focusing on life science laboratory space for our current client tenants and other life science entities.  These projects focus on real estate investments with targeted returns on investment greater than returns expected in the United States.  We have approximately 491,000 square feet undergoing construction in India.  Additionally, we have a two-building development project located in North China aggregating 309,000 rentable square feet undergoing construction.  Our development, redevelopment, and preconstruction projects as well as certain real estate in Asia are classified as construction in progress.

Our investments in real estate, net, consisted of the following as of June 30, 2012 (dollars in thousands):

	June 30, 2012
	Book Value	Square Feet
Land (related to rental properties)	$520,593
Buildings and building improvements	4,600,499
Other improvements	184,209
Rental properties	5,305,301	14,354,168
Less: accumulated depreciation	(822,369)
Rental properties, net	4,482,932

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	290,289	954,702
Active redevelopment in North America	275,086	812,505
Generic infrastructure/building improvement projects in North America	80,877	–
Active development and redevelopment in Asia	97,744	800,851
	743,996	2,568,058

Subtotal	5,226,928	16,922,226

Land/future value-added projects:
Land held for future development in North America	324,586	5,620,000
Land undergoing preconstruction activities (additional CIP) in North America	569,805	2,350,000
Land held for future development/land undergoing preconstruction activities (additional CIP) in Asia	60,161	6,700,000
	954,552	14,670,000
Investment in unconsolidated real estate entity	26,874	414,000
Investments in real estate, net	$6,208,354	32,006,226

The following table provides detail on our North America development and redevelopment projects as of June 30, 2012 (dollars in thousands):

	Project RSF			Leased Status RSF					Investment							Stabilized Yield
									June 30, 2012		To Complete
Market – Submarket/	In							Leased/ Negotiating							Total at			Project Start	Occupancy	Stabilization
Property	Service	CIP	Total	Leased	Negotiating	Marketing	Total	%	In Service	CIP	2012		Thereafter		Completion	Cash	GAAP	Date	Date	Date
Greater Boston – Cambridge
225 Binney Street	–	303,143	303,143	303,143	–	–	303,143	100%	$–	$67,125	$34,043		$79,105		$180,273	7.5%	8.1%	4Q11	4Q13	4Q13

San Francisco Bay – Mission Bay
499 Illinois Street	–	222,780	222,780	–	–	222,780	222,780	–	$–	$109,309	$8,544		$30,247		$148,100	6.7%	7.4%	2Q11	2Q13	2Q14

San Francisco Bay – South SF
259 East Grand Avenue	–	170,618	170,618	170,618	–	–	170,618	100%	$–	$28,599	$25,371	(1)	$26,891	(1)	$80,861	7.8-8.2%	7.8-8.2%	1Q12	1Q13	1Q13
400/450 East Jamie Court	77,503	85,533	163,036	127,732	–	35,304	163,036	78%	$48,303	$48,537	$10,047		$1,603		$108,490	4.2%	4.3%	4Q06	3Q11	2Q13
Other - 400/450 East Jamie Court (2)									$15,380	$(15,380)

San Diego – University Town Center
4755 Nexus Center Drive	–	45,255	45,255	45,255	–	–	45,255	100%	$–	$13,812	$6,916		$1,613		$22,341	7.0%	7.7%	1Q11	3Q12	3Q12
5200 Illumina Way	–	127,373	127,373	127,373	–	–	127,373	100%	$–	$38,287	$9,866		$1,147		$49,300	7.0%	10.8%	4Q10	4Q12	4Q12
Development projects in North America	77,503	954,702	1,032,205	774,121	–	258,084	1,032,205	75%	$63,683	$290,289	$94,787		$140,606		$589,365

Greater Boston – Cambridge
400 Technology Square	–	212,123	212,123	108,129	50,242	53,752	212,123	75%	$–	$92,962	$28,432		$18,156		$139,550	8.1%	9.1%	4Q11	4Q12	4Q13

San Diego – University Town Center
10300 Campus Point Drive	89,576	189,562	279,138	261,412	–	17,726	279,138	94%	$39,208	$29,492	$52,625		$10,275		$131,600	7.6%	7.7%	4Q10	4Q11	3Q12

Seattle – Lake Union
1551 Eastlake Avenue	65,342	52,141	117,483	65,342	8,000	44,141	117,483	62%	$34,776	$20,400	$8,806		$28		$64,010	6.7%	6.7%	4Q11	4Q11	4Q13

Suburban and other redevelopment projects	31,624	358,679	390,303	146,956	120,827	122,520	390,303	69%	$18,316	$155,639	$41,044		$23,091		$238,090
Other – suburban and other redevelopment projects (2)									$23,407	$(23,407)
Redevelopment projects in North America	186,542	812,505	999,047	581,839	179,069	238,139	999,047	76%	$115,707	$275,086	$130,907		$51,550		$573,250

Total development and redevelopment projects in North America	264,045	1,767,207	2,031,252	1,355,960	179,069	496,223	2,031,252	76%	$179,390	$565,375	$225,694		$192,156		$1,162,615

(1)    Funding for this project will be primarily provided by the $55 million secured construction loan we closed in June 2012.

(2)    As of the period end, some portion of the real estate basis associated with the rentable square feet under redevelopment or development was classified as in service because activities necessary to prepare the asset for its intended use were no longer in process.  In the near future, we anticipate recommencing activities necessary to prepare the asset for its intended use upon execution of leasing and final decisions related to design of each space.

The following table summarizes the components of the square footage of our future value-added projects in North America as of June 30, 2012:

Markets	Land Undergoing Preconstruction Activities (additional CIP)	Land Held for Future Development	Total Land (1)	Future Redevelopment (2)

Greater Boston	1,582,000	225,000	1,807,000	119,000

San Francisco Bay – Mission Bay	–	290,000	290,000	–

San Francisco Bay – South San Francisco	–	1,024,000	1,024,000	40,000

San Diego	255,000	522,000	777,000	264,000

Greater NYC	407,000	–	407,000	–

Suburban Washington, D.C.	–	1,274,000	1,274,000	416,000

Seattle	106,000	1,018,000	1,124,000	81,000

Other markets	–	1,125,000	1,125,000	217,000

Canada	–	142,000	142,000	–

Total future value-added projects in North America	2,350,000	5,620,000	7,970,000	1,137,000

(1)         In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science — New York City related to an option under our ground lease.

(2)         Our asset base also includes non-laboratory space (office, warehouse, and industrial space) identified for future conversion into life science laboratory space through redevelopment.  These spaces are classified in investments in real estate, net, in the condensed consolidated balance sheets.

As of June 30, 2012, our rental properties, net, in Asia, were comprised of five operating properties aggregating approximately 523,000 square feet, with occupancy of 67.4%.  Annualized base rent of our operating properties in Asia was approximately $3.6 million as of June 30, 2012. Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

Our investments in real estate, net, in Asia, consisted of the following as of June 30, 2012 (dollars in thousands):

	June 30, 2012
	Book Value	Square Feet
Rental properties, net	$42,498	522,950

Construction in progress (“CIP”)/current value-added projects:
Active development	85,250	682,466
Active redevelopment	12,494	118,385
	97,744	800,851

Land held for future development/land undergoing preconstruction activities (additional CIP)	60,161	6,700,000
Total investments in real estate, net in Asia	$200,403	8,023,801

The following table provides detail on our Asia development and redevelopment projects as of June 30, 2012 (dollars in thousands):

	Project RSF			Leased Status RSF					Investment
	In							Leased/	June 30, 2012		To Complete		Total at
Description	Service	CIP	Total	Leased	Negotiating	Marketing	Total	Negotiating %	In Service	CIP	2012	Thereafter	Completion
China development project	–	309,476	309,476	–	–	309,476	309,476	–%	$–	$55,490	$3,332	$23,478	$82,300
India development projects	79,770	372,990	452,760	82,920	53,465	316,375	452,760	30%	9,476	29,760	15,486	12,870	67,592
India redevelopment projects	23,798	118,385	142,183	23,798	44,660	73,725	142,183	48%	2,608	12,494	4,510	3,097	22,709
Total active development and redevelopment in Asia	103,568	800,851	904,419						$12,084	$97,744	$23,328	$39,445	$172,601

Tenants

Our life science properties are leased to a diverse group of tenants, with no tenant accounting for more than 7.0% of our annualized base rent.  The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of June 30, 2012 (dollars in thousands):

			Remaining Lease		Approximate Aggregate	Percentage of Aggregate		Percentage of Aggregate	Investment-Grade Entities (3)
		Number	Term in Years		Rentable	Total	Annualized	Annualized	Fitch	Moody’s	S&P	Education/
	Tenant	of Leases	(1)	(2)	Square Feet	Square Feet	Base Rent	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	10	4.3	4.5	564,876	3.3%	$29,634	7.0%	AA	Aa2	AA-	–
2	Eli Lilly and Company	5	9.1	10.7	262,182	1.5	15,048	3.5	A	A2	AA-	–
3	FibroGen, Inc.	1	11.4	11.4	234,249	1.4	14,197	3.4	–	–	–	–
4	Roche Holding Ltd	3	5.7	5.8	348,918	2.1	13,867	3.3	AA-	A1	AA-	–
5	Illumina, Inc.	1	19.3	19.3	346,581	2.0	13,474	3.2	–	–	–	–
6	United States Government	8	4.5	5.5	324,476	1.9	12,711	3.0	AAA	Aaa	AA+	–
7	GlaxoSmithKline plc	5	7.4	7.1	208,813	1.2	10,237	2.4	A+	A1	A+	–
8	Bristol-Myers Squibb Company	3	6.4	6.5	250,454	1.5	10,087	2.4	A+	A2	A+	–
9	Massachusetts Institute of Technology	3	4.9	5.2	178,952	1.1	8,230	1.9	–	Aaa	AAA	✓
10	The Regents of the University of California	3	9.1	9.2	182,242	1.1	7,435	1.8	AA+	Aa1	AA	✓
11	NYU-Neuroscience Translational Research Institute	2	13.5	12.7	78,597	0.5	6,993	1.6	–	Aa3	AA-	✓
12	Alnylam Pharmaceuticals, Inc. (4)	1	4.3	4.3	129,424	0.8	6,147	1.5	–	–	–	–
13	Gilead Sciences, Inc.	1	8.0	8.0	109,969	0.6	5,824	1.4	–	Baa1	A-	–
14	Amylin Pharmaceuticals, Inc.(5)	3	3.9	4.0	168,308	1.0	5,753	1.4	–	–	–	–
15	Pfizer Inc.	2	6.9	6.7	116,518	0.7	5,502	1.3	A+	A1	AA	–
16	The Scripps Research Institute	2	4.4	4.4	99,377	0.6	5,197	1.2	AA-	Aa3	–	✓
17	Quest Diagnostics Incorporated	2	4.1	4.0	280,113	1.7	5,170	1.2	BBB+	Baa2	BBB+	–
18	Theravance, Inc. (6)	2	7.9	7.9	130,342	0.8	4,895	1.2	–	–	–	–
19	UMass Memorial Health Care, Inc.	6	3.7	3.0	189,722	1.1	4,748	1.1	AA	Aa2	–	✓
20	Infinity Pharmaceuticals, Inc.	2	2.6	2.6	68,020	0.4	4,423	1.0	–	–	–	–
	Total/Weighted Average:	65	7.2	7.6	4,272,133	25.3%	$189,572	44.8%

(1)    Represents remaining lease term in years based on percentage of leased square feet.

(2)    Represents remaining lease term in years based on percentage of annualized base rent in effect as of June 30, 2012.

(3)    Ratings obtained from Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.

(4)    As of March 31, 2012, Novartis AG owned approximately 11% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(5)    On June 29, 2012, Bristol-Meyers Squibb Company, an A+/A2 rated company, entered into a definitive merger agreement to acquire Amylin Pharmaceuticals, Inc., subject to completion of the cash tender offer.

(6)    As of May 16, 2012, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

The chart below shows tenant business type by annualized base rent as of June 30, 2012:

Location of properties

The locations of our properties are diversified among a number of life science cluster markets.  The following table sets forth, as of June 30, 2012, the total rentable square feet and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet					Number of
Markets	Operating	Development	Redevelopment	Total	% Total	Properties	Annualized Base Rent (1)
Greater Boston	3,089,794	303,143	329,438	3,722,375	22%	38	$114,000	27%
San Francisco Bay	2,230,201	478,931	53,980	2,763,112	16	25	86,420	20
San Diego	2,361,461	172,628	275,763	2,809,852	17	36	73,938	17
Greater NYC	705,693	–	–	705,693	4	8	33,332	8
Suburban Washington, D.C.	2,334,752	–	101,183	2,435,935	14	31	48,984	12
Seattle	897,859	–	52,141	950,000	6	11	33,508	8
Research Triangle Park	941,639	–	–	941,639	6	14	19,350	5
Canada	1,096,077	–	–	1,096,077	6	5	9,082	2
Non-cluster markets	61,002	–	–	61,002	–	2	599	–
North America	13,718,478	954,702	812,505	15,485,685	91	170	419,213	99
Asia	522,950	682,466	118,385	1,323,801	8	9	3,639	1
Continuing operations	14,241,428	1,637,168	930,890	16,809,486	99	179	$422,852	100%
Discontinued operations	112,740	–	–	112,740	1	3
Total	14,354,168	1,637,168	930,890	16,922,226	100%	182

(1)         Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2012 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

Our average occupancy rate for operating properties as of December 31 of each year from 1998 to 2011, and June 30, 2012, was approximately 95.1%.  Our average occupancy rate for operating and redevelopment properties as of December 31 of each year from 1998 to 2011, and June 30, 2012, was approximately 89.0%.

Summary of Lease Expirations

The following table summarizes information with respect to the lease expirations at our properties as of June 30, 2012:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	Annualized Base Rent of Expiring Leases (per RSF)
2012	42	(1)	674,800	(1)	4.7%	$24.77
2013	98		1,222,394		8.5	28.94
2014	85		1,324,531		9.2	28.89
2015	65		1,265,708		8.8	32.04
2016	55		1,527,844		10.6	30.63
2017	52		1,465,685		10.2	30.22
2018	19		1,140,789		7.9	39.40
2019	14		529,455		3.7	35.40
2020	15		731,680		5.1	40.32
2021	19		646,993		4.5	38.29
Thereafter	30		1,949,227		13.5	38.98

								Annualized
	2012 RSF of Expiring Leases							Base Rent of
		Negotiating/	Targeted for		Remaining			Expiring Leases	Market Rent
Markets	Leased	Anticipating	Redevelopment		Expiring Leases	Total		(per RSF)	per RSF (2)
Greater Boston	2,266	17,753	–		68,843	88,862		$28.40	$30.00 - $55.00
San Francisco Bay	13,980	1,379	32,074		33,333	80,766		47.72	$24.00 - $47.00
San Diego	18,012	6,320	243,550	(3)	18,596	286,478		21.86	$24.00 - $36.00
Greater NYC	–	–	–		–	–		–	N/A
Suburban Washington, D.C.	53,464	–	–		10,882	64,346		20.98	$14.00 - $26.00
Seattle	16,666	–	66,776		36,663	120,105		18.47	$20.00 - $48.00
Research Triangle Park	12,220	4,575	–		–	16,795		19.35	$10.00 - $30.00
Canada	–	–	–		–	–		–	N/A
Non-cluster markets	–	–	–		–	–		–	N/A
Asia	–	7,491	–		9,957	17,448		10.23	$8.00 - $15.00
Total	116,608	37,518	342,400		178,274	674,800	(1)	$24.77
Percentage of expiring leases	17%	6%	51%		26%	100%

						Annualized
	2013 RSF of Expiring Leases					Base Rent of
		Negotiating/	Targeted for	Remaining		Expiring Leases	Market Rent
Markets	Leased	Anticipating	Redevelopment	Expiring Leases	Total	(per RSF)	per RSF (2)
Greater Boston	–	136,744	–	201,072	337,816	$35.57	$30.00 - $55.00
San Francisco Bay	24,039	64,696	–	220,878	309,613	26.24	$24.00 - $47.00
San Diego	9,849	14,030	–	128,876	152,755	21.41	$24.00 - $36.00
Greater NYC	–	–	–	–	–	–	N/A
Suburban Washington, D.C.	–	67,951	–	190,615	258,566	29.86	$14.00 - $26.00
Seattle	–	–	–	61,005	61,005	39.14	$20.00 - $48.00
Research Triangle Park	–	15,949	–	53,384	69,333	18.66	$10.00 - $30.00
Canada	–	–	–	–	–	–	N/A
Non-cluster markets	–	10,330	–	13,647	23,977	17.68	$14.00 - $22.00
Asia	–	2,314	–	7,015	9,329	15.58	$8.00 - $15.00
Total	33,888	312,014	–	876,492	1,222,394	$28.94
Percentage of expiring leases	3%	26%	–%	71%	100%

(1)	Excludes nine month-to-month leases for approximately 18,000 rentable square feet.
(2)	Based upon rental rates achieved in recently executed leases.
(3)

Includes 3013/3033 Science Park Road, which consists of two life science laboratory buildings acquired in April 2012, aggregating 176,500 rentable square feet. The property was 100% leased on a short-term basis through July 2012, and thereafter, we expect to redevelop approximately 105,000 rentable square feet. The remaining square footage will be classified as future developable square feet.

Results of operations

The following table presents information regarding our asset base and value-added projects as of June 30, 2012 and 2011:

	June 30,
Rentable square feet	2012	2011
Rentable square feet of operating properties	14,354,168	12,682,054
Rentable square feet of total properties	16,922,226	14,154,451
Number of properties	182	171
Occupancy – operating	92.9%	93.8%
Occupancy – operating and redevelopment	86.9%	88.3%
Annualized base rent per leased rentable square foot	$33.83	$34.06

As a result of changes within our total property portfolio, the financial data presented in the table on the following page shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active development and active redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”).  Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.  For the three months ended June 30, 2012 and 2011, our Same Properties consisted of 139 operating properties aggregating approximately 10.5 million rentable square feet with occupancy of 93.6% and 93.0% for each period, respectively.  For the six months ended June 30, 2012 and 2011, our Same Properties consisted of 139 operating properties aggregating approximately 10.5 million rentable square feet with occupancy of 93.7% and 93.5% for each period, respectively.

Net operating income is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus loss on early extinguishment of debt, depreciation and amortization, interest expense, and general and administrative expense.  We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level.  Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets.  Net operating income on a cash basis is net operating income on a GAAP basis, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Net operating income presented by us may not be comparable to net operating income reported by other equity REITs that define net operating income differently.  We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our condensed consolidated statements of income.  Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions.

Comparison of the three months ended June 30, 2012, to the three months ended June 30, 2011

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues:
Rental – Same Properties	$84,623	$83,831	$792	1%
Rental – Non-Same Properties	26,060	25,417	643	3
Total rental	110,683	109,248	1,435	1

Tenant recoveries – Same Properties	27,753	27,261	492	2
Tenant recoveries – Non-Same Properties	6,288	5,716	402	7
Total tenant recoveries	34,041	33,147	894	3

Other income – Same Properties	12	58	(46)	(79)
Other income – Non-Same Properties	9,369	868	8,501	979
Total other income	9,381	926	8,455	913

Total revenues – Same Properties	112,388	111,150	1,238	1
Total revenues – Non-Same Properties	41,717	32,171	9,546	30
Total revenues	154,105	143,321	10,784	8

Expenses:
Rental operations – Same Properties	33,122	31,707	1,415	4
Rental operations – Non-Same Properties	11,384	8,888	2,496	28
Total rental operations	44,506	40,595	3,911	10

Net operating income:
Net operating income – Same Properties	79,266	79,443	(177)	–
Net operating income – Non-Same Properties	30,333	23,283	7,050	30
Total net operating income	109,599	102,726	6,873	7

Other expenses:
General and administrative	12,324	10,764	1,560	14
Interest	17,922	16,567	1,355	8
Depreciation and amortization	52,316	40,173	12,143	30
Loss on early extinguishment of debt	1,602	1,248	354	28
	84,164	68,752	15,412	22
Income from continuing operations	$25,435	$33,974	$(8,539)	(25)%

Rental revenues

Total rental revenues for the three months ended June 30, 2012, increased by $1.5 million, or 1%, to $110.7 million, compared to $109.2 million for the three months ended June 30, 2011.  The increase was due to rental revenues from our Non-Same Properties, including seven development and redevelopment projects that were completed and delivered after April 1, 2011, and five operating properties that were acquired subsequent to April 1, 2011.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, increased $0.9 million, or 3%, to $34.0 million, compared to an increase of $3.9 million, or 10%, of rental operating expenses. Non-Same Properties tenant recoveries increased by $0.4 million while Non-Same Properties rental operating expenses increased by $2.5 million, primarily due to some vacancies related to development and redevelopment properties delivered into operating properties since April 1, 2011, and an increase in certain non-recoverable expenses.  As of June 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended June 30, 2012 and 2011, of $9.4 million and $0.9 million, respectively, represents construction management fees, interest, and investment income.  The increase of approximately $8.5 million is primarily due to an increase in investment income, including a realized gain of $5.8 million on an equity investment primarily related to one non-tenant life science entity, plus an overall increase in construction management fees, other fee income, and interest income for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Rental operating expenses

Total rental operating expenses for the three months ended June 30, 2012, increased by $3.9 million, or 10%, to $44.5 million, compared to $40.6 million for the three months ended June 30, 2011.  Approximately $2.5 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to seven development and redevelopment projects that were completed and delivered after April 1, 2011, and five operating properties that were acquired subsequent to April 1, 2011.  The remaining $1.4 million increase was due to increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase of approximately $0.9 million due to HVAC and generator repair and maintenance expense and an increase in payroll expense of approximately $0.2 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2012, increased by $1.5 million, or 14%, to $12.3 million, compared to $10.8 million for the three months ended June 30, 2011.  The increase was primarily due to costs associated with the Amended and Restated Employment Agreement with our Chief Executive Officer, to provide the Company with a performance based compensation program. Additionally, the increase in general and administrative expenses was related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets. Since April 1, 2011, our number of employees has increased by approximately 21%.  As a percentage of total revenues, general and administrative expenses were 8.0% and 7.5% for the three months ended June 30, 2012 and 2011.

Interest expense

Interest expense for the three months ended June 30, 2012, increased by $1.3 million, or 8%, to $17.9 million, compared to $16.6 million for the three months ended June 30, 2011, detailed as follows (in thousands):

	Three Months Ended June 30,
Component	2012	2011	Change
Secured notes payable	$10,133	$11,741	$(1,608)
Unsecured senior convertible notes	11	3,026	(3,015)
Unsecured senior notes payable	6,334	–	6,334
Unsecured senior line of credit and unsecured senior bank term loan	9,093	9,171	(78)
Interest rate swaps	5,895	5,302	593
Amortization of loan fees and other interest	2,281	2,373	(92)
Capitalized interest	(15,825)	(15,046)	(779)
Total change in interest expense	$17,922	$16,567	$1,355

Interest expense related to our secured notes payable decreased primarily due to the repayments of seven secured notes payable approximating $55.7 million since April 1, 2011.  Interest expense related to our unsecured senior convertible notes also decreased due to the repurchases of our 3.70% Unsecured Senior Convertible Notes aggregating $202.3 million since April 1, 2011.  These decreases were primarily offset by interest related to our recently issued unsecured senior notes payable, as well as an increase in outstanding balances of our unsecured senior bank term loans since April 1, 2011.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources – Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2012, increased by $12.1 million, or 30%, to $52.3 million, compared to $40.2 million for the three months ended June 30, 2011.  The increase resulted primarily from increased depreciation related to building improvements and other assets, including seven development and redevelopment projects that were completed and delivered after April 1, 2011, and five operating properties that were acquired subsequent to April 1, 2011.  Depreciation also increased as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to zero in connection with planned redevelopments.

Loss on early extinguishment of debt

During the three months ended June 30, 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of unamortized loan fees upon modification of our unsecured senior line of credit.  During the three months ended June 30, 2011, we recognized an aggregate loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees upon the early repayment of $500 million of our 2012 Unsecured Senior Term Loan.

Income from discontinued operations, net

Income from discontinued operations, net, of $0.2 million for the three months ended June 30, 2012, includes the results of the operations of three operating properties that were classified as “held for sale” as of June 30, 2012, and the results of operations of one property sold during the three months ended June 30, 2012.  Income from discontinued operations, net, of $0.3 million for the three months ended June 30, 2011, includes the results of operations of three properties that were classified as “held for sale” as of June 30, 2012, the results of operations of one property sold during the three months ended June 30, 2012, and the results of operations of one property sold during the three months ended September 30, 2011.

Comparison of the six months ended June 30, 2012, to the six months ended June 30, 2011

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenues:
Rental – Same Properties	$170,032	$168,383	$1,649	1%
Rental – Non-Same Properties	48,235	46,917	1,318	3
Total rental	218,267	215,300	2,967	1

Tenant recoveries – Same Properties	56,001	55,793	208	–
Tenant recoveries – Non-Same Properties	12,562	10,215	2,347	23
Total tenant recoveries	68,563	66,008	2,555	4

Other income – Same Properties	58	50	8	16
Other income – Non-Same Properties	11,952	1,653	10,299	623
Total other income	12,010	1,703	10,307	605

Total revenues – Same Properties	226,091	224,226	1,865	1
Total revenues – Non-Same Properties	72,749	58,785	13,964	24
Total revenues	298,840	283,011	15,829	6

Expenses:
Rental operations – Same Properties	66,298	64,205	2,093	3
Rental operations – Non-Same Properties	21,590	17,425	4,165	24
Total rental operations	87,888	81,630	6,258	8

Net operating income:
Net operating income – Same Properties	159,793	160,021	(228)	–
Net operating income – Non-Same Properties	51,159	41,360	9,799	24
Total net operating income	210,952	201,381	9,571	5

Other expenses:
General and administrative	22,685	20,258	2,427	12
Interest	34,149	34,377	(228)	(1)
Depreciation and amortization	95,682	76,716	18,966	25
Loss on early extinguishment of debt	2,225	3,743	(1,518)	(41)
	154,741	135,094	19,647	15
Income from continuing operations	$56,211	$66,287	$(10,076)	(15)%

Rental revenues

Total rental revenues for the six months ended June 30, 2012, increased by $3.0 million, or 1%, to $218.3 million, compared to $215.3 million for the six months ended June 30, 2011.  The increase was due to rental revenues from our Non-Same Properties, including seven development and redevelopment projects that were completed and delivered after January 1, 2011, and five operating properties that were acquired subsequent to January 1, 2011.

Tenant recoveries

Total tenant recoveries for the six months ended June 30, 2012, increased by $2.6 million, or 4%, to $68.6 million, compared to $66.0 million for the six months ended June 30, 2011.  Same Properties tenant recoveries increased by $0.2 million while Same Properties rental operating expenses increased by $2.1 million primarily due to some vacancies and an increase in certain non-recoverable operating expenses from our Same Properties.  The increase of approximately $2.3 million from our Non-Same Properties tenant recoveries was primarily due to seven development and redevelopment projects that were completed and delivered after January 1, 2011, and five operating properties that were acquired subsequent to January 1, 2011.  As of June 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the six months ended June 30, 2012 and 2011, of $12.0 million and $1.7 million, respectively, represents construction management fees, interest, and investment income.  The increase of approximately $10.3 million is primarily due to an increase in investment income, including a realized gain of $5.8 million on an equity investment primarily related to one non-tenant life science entity, plus an overall increase in construction management fees, other fee income, and interest income, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Rental operating expenses

Total rental operating expenses for the six months ended June 30, 2012, increased by $6.3 million, or 8%, to $87.9 million, compared to $81.6 million for the six months ended June 30, 2011.  Approximately $4.2 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to seven development and redevelopment projects that were completed and delivered after January 1, 2011, and five operating properties that were acquired subsequent to January 1, 2011.  The remaining $2.1 million increase was due to increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase of approximately $1.2 million due to HVAC and generator repair and maintenance expense and an increase in property taxes of approximately $0.3 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2012, increased by $2.4 million, or 12%, to $22.7 million, compared to $20.3 million for the six months ended June 30, 2011.  The increase was primarily due to costs associated with the Amended and Restated Employment Agreement with our Chief Executive Officer, to provide the Company with a performance based compensation program. Additionally, the increase in general and administrative expenses was related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets.  Since January 1, 2011, our number of employees has increased by approximately 23%.  As a percentage of total revenues, general and administrative expenses were 7.6% and 7.2%, respectively, for the six months ended June 30, 2012 and 2011.

Interest expense

Interest expense for the six months ended June 30, 2012, decreased by $0.3 million, or 1%, to $34.1 million, compared to $34.4 million for the six months ended June 30, 2011, detailed as follows (in thousands):

	Six Months Ended June 30,
Component	2012	2011	Change
Secured notes payable	$20,243	$23,621	$(3,378)
Unsecured senior convertible notes	233	6,491	(6,258)
Unsecured senior notes payable	8,516	–	8,516
Unsecured senior line of credit and unsecured senior bank term loan	19,607	17,050	2,557
Interest rate swap	11,670	10,741	929
Amortization of loan fees and other interest	4,971	4,713	258
Capitalized interest	(31,091)	(28,239)	(2,852)
Total change in interest expense	$34,149	$34,377	$(228)

Interest expense related to our secured notes payable decreased primarily due to the repayments of seven secured notes payable approximating $55.7 million since January 1, 2011.  Interest expense related to our unsecured senior convertible notes decreased due to the repurchases of all of our 3.70% Unsecured Senior Convertible Notes, aggregating $295.1 million since January 1, 2011.  These decreases were primarily offset by interest related to our recently issued unsecured senior notes payable, as well as an increase in outstanding balances of our unsecured senior bank term loans since January 1, 2011.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources – Contractual Obligations — Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2012, increased by $19.0 million, or 25%, to $95.7 million, compared to $76.7 million for the six months ended June 30, 2011.  The increase resulted primarily from increased depreciation related to building improvements and other assets, including seven development and redevelopment projects that were completed and delivered after January 1, 2011, and five operating properties that were acquired subsequent to January 1, 2011.  Depreciation also increased as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to zero in connection with planned redevelopments.

Loss on early extinguishment of debt

During the six months ended June 30, 2012, we recognized a loss on early extinguishment of debt of approximately $2.2 million, composed of $1.6 million related to the write-off of unamortized loan fees upon modification of our unsecured senior line of credit, and $0.6 million related to the write-off of unamortized loan fees resulting from the early repayment of $250 million of our 2012 Unsecured Senior Bank Term Loan.  During the six months ended June 30, 2011, we recognized losses on early extinguishment of debt of approximately $3.7 million, composed of an aggregate loss of $2.5 million related to the repurchases, in privately negotiated transactions, of approximately $96.1 million principal amount of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $98.6 million, and a $1.2 million loss related to the write-off of unamortized loan fees upon the early repayment of $500 million of our 2012 Unsecured Term Loan.

Income from discontinued operations, net

Income from discontinued operations, net, of $0.3 million for the six months ended June 30, 2012, includes the results of the operations of three operating properties that were classified as “held for sale” as of June 30, 2012, and the results of operations of one property sold during the six months ended June 30, 2012.  Income from discontinued operations, net, of $0.6 million for the six months ended June 30, 2011, includes the results of operations of three properties that were classified as “held for sale” as of June 30, 2012, the results of operations of one property sold during the six months ended June 30, 2012, and the results of operations of one property sold during the three months ended September 30, 2011.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as for property acquisitions, development, redevelopment, other construction projects, capital improvements, tenant improvements, leasing costs, non-incremental revenue generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•                  Reduce leverage as a percentage of total gross assets and improve our ratio of debt to earnings before interest, taxes, depreciation, and amortization;

•                  Maintain diverse sources of capital, including sources from net cash flows from operating activities, unsecured debt, secured debt, selective asset sales, joint ventures, preferred stock, and common stock;

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

•                  Retain positive cash flows from operating activities after payment of dividends for reinvestment in acquisitions and/or development and redevelopment projects; and

•                  Reduce our non-income-producing assets as a percentage of our gross investment in real estate.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Net cash provided by operating activities	$142,620	$110,228	$32,392
Net cash used in investing activities	$(291,824)	$(475,783)	$183,959
Net cash provided by financing activities	$148,568	$335,350	$(186,782)

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Net cash provided by operating activities	$142,620	$110,228	$32,392
Changes in assets and liabilities	(1,952)	31,752	(33,704)
Net cash provided by operating activities before changes in assets and liabilities	$140,668	$141,980	$(1,312)

Net cash provided by operating activities for the six months ended June 30, 2012, increased by $32.4 million, or 29%, to $142.6 million, compared to $110.2 million for the six months ended June 30, 2011.  The increase resulted primarily from changes in assets and liabilities for the six months ended June 30, 2012, compared to the same period in 2011. Excluding the increase in operating cash flow from changes in operating assets and liabilities, cash flow from operations decreased by $1.3 million, to $140.7 million, compared to $142.0 million for the six months ended June 30, 2011, primarily due to the timing of acquisitions and dispositions and the start of and completion of development and redevelopment properties since January 1, 2011.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of June 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Our average occupancy rate for operating properties as of June 30, 2012, and December 31 of each year from 1998 to 2011 was approximately 95.1%.  Our average occupancy rate for operating and redevelopment properties as of June 30, 2012, and December 31 of each year from 1998 to 2011 was approximately 89.0%.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2012, was $291.8 million, compared to $475.8 million for the six months ended June 30, 2011. This change consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Proceeds from sale of property	$1,905	$–	$1,905
Additions to properties	(258,573)	(161,762)	(96,811)
Purchase of properties	(42,171)	(307,839)	265,668
Other	7,015	(6,182)	13,197
Net cash used in investing activities	$(291,824)	$(475,783)	$183,959

The change in net cash used in investing activities for the six months ended June 30, 2012, is primarily due to a lower investment amount in property acquisitions in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, offset by increased capital expenditures related to our development and redevelopment projects during the six months ended June 30, 2012.

Real estate asset sales

	Date		Rentable	Gain	Disposition
Real Estate Asset Sales	of Sale	Location	Square Feet	on Sale	Amount
5110 Campus Drive	May 2012	Pennsylvania	21,000	$2	$1,800	(1)
Land parcel	March 2012	Greater Boston	(2)	$1,864	31,360
Assets held for sale at contract price					22,200	(3)
Projected additional dispositions					56,640	(4)
Total projected 2012 dispositions					$112,000

(1)          Represents a sale in May 2012 to a tenant that occupied 28% of the property on the date of sale.

(2)          In March 2012, we sold one-half of our 55% interest in a land parcel supporting a 414,000 rentable square feet project for $31 million (including closing costs), or approximately $275 per rentable square foot. See discussion at Note 3, Investments in Real Estate.

(3)   Amount represents aggregate contract sales prices for three assets held for sale. Includes one property sold in July 2012 to a tenant occupying 100% of the property, at a price of approximately $8.0 million, or approximately $222 per square foot, resulting in a gain of approximately $1.4 million. The remaining two properties aggregating 196,029 future developable square feet are targeted for sale at an aggregate price of approximately $14.2 million, or approximately $72 per developable square foot.  As of June 30, 2012, net book values of the three properties totaled approximately $19.4 million, compared to the contract price of the $22.2 million.

(4)          Represents estimate of proceeds from future dispositions and have not met the criteria for classification as discontinued operations.

In May 2012, we completed the sale of 5110 Campus Drive, a 21,000 rentable square feet property located in Pennsylvania, to a tenant that occupied a portion of the property.  We received proceeds of approximately $1.8 million, representing a sale price of approximately $86 per rentable square foot.

Acquisitions

In April 2012, we acquired 3013/3033 Science Park Road, which consists of two life science laboratory buildings aggregating 176,500 rentable square feet, for approximately $13.7 million.  The property was 100% leased on a short-term basis through July 2012, and thereafter, we expect to redevelop approximately 105,000 rentable square feet.  The remaining square footage will be classified as future developable square feet.  We expect to provide an estimate of our Stabilized Yields in the future upon commencement of development/redevelopment activity. Stabilized yield on cost is calculated as the quotient of net operating income and our investment in the property at stabilization (“Stabilized Yield”).

Development and redevelopment

During the three and six months ended June 30, 2012, we executed leases aggregating 169,000 and 563,000 rentable square feet, respectively, related to our development and redevelopment projects.

In June 2012, we completed the redevelopment of 3530/3550 John Hopkins Court, a combined 98,320 rentable square feet multi-tenant campus located in the San Diego market, which is 100% leased to (1) Genomics Institute of the Novartis Research Foundation, a non-profit research institute, and (2) a leading industrial biotechnology company.  Stabilized Yield on a cash and GAAP basis for this project was approximately 8.9% and 9.1%, respectively.

In April 2012, we completed the development of a 26,426 rentable square feet building located in the Canada market, which is 100% leased to GlaxoSmithKline plc.  The Stabilized Yield on a cash and GAAP basis for this project was approximately 7.7% and 8.3%, respectively.

In April 2012, we commenced ground-up development of 360 Longwood Avenue, our 414,000 rentable square feet unconsolidated joint venture development project located in the Longwood Medical Area of the Greater Boston Market, which is 37% pre-leased to the Dana-Farber Cancer Institute, Inc.  We expect to achieve an unlevered Stabilized Yield on a cash and GAAP basis in a range from 8.1% to 8.5% and 8.7% to 9.1%, respectively.  Funding for this project is primarily provided by capital from our joint venture partner and a $213.2 million non-recourse secured construction loan.  Additionally, our share of the future funding is expected to be less than the $22.3 million distribution we received in March 2012, upon admittance of the new partner and refinancing of the project.

In January 2012, we commenced a ground-up development of a 170,618 rentable square feet single tenant building at 259 East Grand Avenue in the San Francisco Bay market which is 100% pre-leased to Onyx Pharmaceuticals Inc.  We expect to achieve a Stabilized Yield on both a cash and GAAP basis for this property in a range from 7.8% to 8.2%.  Funding for this project will be primarily provided by the $55 million secured construction loan we closed in June 2012.

Capital expenditures and tenant improvements

See discussion in “Uses of Capital — Summary of Capital Expenditures”

Financing activities

Net cash flows provided by financing activities for the six months ended June 30, 2012, decreased by $186.8 million, to $148.6 million, compared to $335.4 million for the six months ended June 30, 2011.  This decrease consisted of the following amounts (in thousands):

	Six months ended June 30,
	2012	2011	Change
Principal reductions of secured notes payable	$(4,525)	$(16,297)	$11,772
Proceeds from issuance of unsecured senior notes payable	544,649	–	544,649
Repurchases of unsecured senior convertible notes	(84,801)	(98,590)	13,789
Principal borrowings from unsecured senior line of credit, net of repayments	9,000	77,000	(68,000)
Repayment of unsecured senior term loan	(250,000)	–	(250,000)
Redemption of Series C Preferred Stock	(129,638)	–	(129,638)
Proceeds from issuance of Series E Preferred Stock	124,868	–	124,868
Proceeds from issuance of common stock	37,385	451,538	(414,153)
Dividend payments	(74,969)	(64,074)	(10,895)
Other	(23,401)	(14,227)	(9,174)
Net cash provided by financing activities	$148,568	$335,350	$(186,782)

Closed secured construction loan for development project in San Francisco Bay market

In June 2012, we closed a secured construction loan with aggregate commitments of $55 million.  The construction loan matures in June 2017, assuming we exercise our sole option to extend the stated maturity date of June 2015 by one year, twice.  The construction loan will be used to fund the majority of the cost to complete the development of a 100% pre-leased 170,618 rentable square feet life science laboratory building at 259 East Grand Avenue in the San Francisco Bay market.  The construction loan will bear interest at the London Interbank Offered Rate (“LIBOR”) or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the federal funds rate in effect on the day of borrowing (“Base Rate”), plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of June 30, 2012, $55 million of commitments were available.

4.60% debut unsecured senior notes payable offering

In February 2012, we completed the issuance of our 4.60% Unsecured Senior Notes due in February 2022.  Net proceeds of approximately $544.6 million were used to repay certain outstanding variable rate bank debt, including the entire $250 million of our 2012 Unsecured Senior Bank Term Loan, and approximately $294.6 million of outstanding borrowings under our unsecured senior line of credit.  In connection with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Total Debt to Total Assets	Less than or equal to 60%	39%
Consolidated EBITDA to interest expense	Greater than or equal to 1.5x	6.1x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	260%
Secured Debt to Total Assets	Less than or equal to 40%	9%

(1)          For a definition of the ratios used in the table above, refer to the Indenture dated February 29, 2012, which governs the unsecured senior notes payable, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 29, 2012.

(2)          Actual covenants are calculated pursuant to the specific terms of the Indenture.

In addition, the terms of the Indenture, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.

Debt repayments/amendments

The following table outlines certain debt repayments and amendments for the six months ended June 30, 2012 (in thousands):

	Six Months Ended June 30, 2012
		Loss on Early
	Debt	Extinguishment
	Repayments	of Debt
Repurchase of 3.70% Unsecured Senior Convertible Notes	$84,801	$–
Repayment of 2012 Unsecured Senior Bank Term Loan	250,000	623
Amendment of $1.5 billion Unsecured Senior Line of Credit	–	1,602
	$334,801	$2,225

In February 2012, we repaid the entire $250 million outstanding balance on our 2012 Unsecured Senior Bank Term Loan.  In connection with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees.

In April 2012, we amended our $1.5 billion unsecured senior line of credit with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings.  The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend the stated maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	36%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	2.5x
Secured Debt Ratio	Less than or equal to 40.0%	9%
Unsecured Leverage Ratio	Less than or equal to 60.0%	40%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	8.3x

(1)          For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, dated as of April 30, 2012, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

6.45% series E preferred stock offering

In March 2012, we completed a public offering of 5,200,000 shares of our Series E Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs).  The proceeds were initially used to reduce the outstanding borrowings under our unsecured senior line of credit. We then borrowed funds under our unsecured senior line of credit to redeem our Series C Preferred Stock.

8.375% series C preferred stock redemption

In April 2012, we redeemed all 5,185,500 outstanding shares of our Series C Preferred Stock at a price equal to $25.00 per share, and paid $0.5234375 per share representing accumulated and unpaid dividends to the redemption date on such shares.  We recognized a charge of approximately $6.0 million to net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders during the six months ended June 30, 2012, related to the write-off of original issuance costs of the Series C Preferred Stock.

Establishment of “at the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  In June 2012, we sold an aggregate of 573,686 shares of common stock for gross proceeds of approximately $40.5 million at an average stock price of $70.64 and net proceeds of approximately $39.9 million.    As of June 30, 2012, approximately $209.5 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Dividends

During the six months ended June 30, 2012 and 2011, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Common stock dividends	$60,791	$49,896	$10,895
Series C Preferred Stock dividends	5,428	5,428	–
Series D Preferred Stock dividends	8,750	8,750	–
	$74,969	$64,074	$10,895

The increase in dividends paid on our common stock is due to an increase in dividends to $0.98 per common share for the six months ended June 30, 2012, from $0.90 per common share for the six months ended June 30, 2011.  The increase was also due to an increase in common stock outstanding.  Total common stock outstanding as of December 31, 2011, was 61,560,472 shares, compared to 54,966,925 shares as of December 31, 2010.  Total common stock outstanding as of June 30, 2012, was 62,249,973 shares, compared to 61,380,268 shares as of June 30, 2011.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2012, will be satisfied by the following multiple sources of capital as shown in the table below.  There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.  Our liquidity available under our unsecured senior line of credit and from cash equivalents was approximately $1.2 billion as of June 30, 2012.

Sources and Uses of Capital for the Year Ended December 31, 2012 (in millions)	Completed		Projected		Total
Sources of capital:
Net cash provided by operating activities less dividends	$41		$40		$81	(1)
Asset and land sales	41		71	(2)	112
Unsecured senior notes payable	550		–		550
Borrowings on secured construction financing	–		24		24
Series E Preferred Stock issuance	125		–		125
Issuances under “at the market” common stock offering program	40		–	(3)	40
Debt, equity, and joint venture capital	(12)	(4)	248	(5)	236
Total sources of capital	$785		$383		$1,168

Uses of capital:
Development, redevelopment, and construction	$269		$377		$646	(6)
Acquisitions	46		–		46
Secured debt repayments	5		6		11	(7)
2012 Unsecured Senior Bank Term Loan repayment	250		–		250
3.70% Unsecured Senior Convertible Notes repurchase	85		–		85
Series C Preferred Stock redemption	130		–		130
Total uses of capital	$785		$383		$1,168

(1)

See tables of “Key Net Operating Income Projection Assumptions” and “Key Expense and Other Projection Assumptions” in the “Projected Results” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7.

(2)	Represents an estimate of sources of capital from asset and land sales, including assets “held for sale” at contract price of $22 million as of June 30, 2012.
(3)	See “Debt, equity, and joint venture capital.”
(4)	Represents additional amounts used to pay down outstanding borrowings on our unsecured line of credit.
(5)	Represents an estimate of sources of capital primarily consisting of borrowings under our unsecured senior line of credit and proceeds from our “at the market” common stock offering program.
(6)	See “Investment to Complete” columns in the tables related to construction in progress (page 48 and 50) for additional details underlying this estimate.
(7)	Based upon contractually scheduled payments or maturity dates.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment and performance of our core operations in areas such as delivery of current and future development and redevelopment projects, leasing activity, and renewals.  Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2011.  We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of June 30, 2012, we had $1.1 billion available under our $1.5 billion unsecured senior line of credit.

Cash and cash equivalents

As of June 30, 2012, we had approximately $80.9 million of cash and cash equivalents.  We expect existing cash and cash equivalents, and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Funds held in trust under the terms of certain secured notes payable	$30,214	$12,724
Funds held in escrow related to construction projects	5,650	5,648
Other restricted funds	6,033	4,960
Total	$41,897	$23,332

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Real estate asset sales

	Date		Rentable	Gain	Disposition
Real Estate Asset Sales	of Sale	Location	Square Feet	on Sale	Amount
5110 Campus Drive	May 2012	Pennsylvania	21,000	$2	$1,800	(1)
Land parcel	March 2012	Greater Boston	(2)	1,864	31,360
Assets held for sale at contract price					22,200	(3)
Projected additional dispositions					56,640	(4)
Total projected 2012 dispositions					$112,000

(1)	Represents a sale in May 2012 to a tenant that occupied 28% of the property on the date of sale.
(2)

In March 2012, we sold one-half of our 55% interest in a land parcel supporting a 414,000 rentable square feet project for $31 million (including closing costs), or approximately $275 per rentable square foot. See discussion at Note 3, Investments in Real Estate.

(3)

Amount represents aggregate contract sales prices for three assets held for sale. Includes one property sold in July 2012 to a tenant occupying 100% of the property, at a price of approximately $8.0 million, or approximately $222 per square foot, resulting in a gain of approximately $1.4 million. The remaining two properties aggregating 196,029 future developable square feet are targeted for sale at an aggregate price of approximately $14.2 million, or approximately $72 per developable square foot. As of June 30, 2012, net book values of the three properties totaled approximately $19.4 million, compared to the contract price of the $22.2 million.

(4)	Represents estimate of proceeds from future dispositions and have not met the criteria for classification as discontinued operations.

Secured construction loans

In June 2012, we closed a secured construction loan with aggregate commitments of $55 million.  The construction loan matures in June 2017, assuming we exercise our sole option to extend the stated maturity date of June 2015 by one year, twice.  The construction loan will be used to fund the majority of the cost to complete the development of a 100% pre-leased 170,618 rentable square feet life science laboratory building at 259 East Grand Avenue in the San Francisco Bay market.  The construction loan will bear interest at the LIBOR or Base Rate, plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of June 30, 2012, $55 million of commitments were available.

At the market stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  In June 2012, we sold an aggregate of 573,686 shares of common stock for gross proceeds of approximately $40.5 million at an average stock price of $70.64 and net proceeds of approximately $39.9 million.  As of June 30, 2012, approximately $209.5 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Uses of capital

Summary of capital expenditures

The following table summarizes the components of our total capital expenditures for the six months ended June 30, 2012 and 2011, which includes interest, property taxes, insurance, payroll costs, and other indirect project costs (in thousands):

Six Months Ended June 30,
2012
Development projects in North America	$82,362
Redevelopment projects in North America	82,494
Preconstruction	35,546
Generic infrastructure/building improvement projects in North America (1)	50,464
Development and redevelopment projects in Asia	18,157
Total construction spending	$269,023

(1)          Includes amounts shown in table on the following page.

The following table summarizes the components of our total projected capital expenditures for the six months ended December 31, 2012, and the period thereafter.  Expenditures include indirect project costs, including interest, property taxes, insurance, and payroll costs (in thousands):

	Six Months Ended December 31, 2012	Thereafter
Development projects in North America	$94,787	$140,606
Redevelopment projects in North America	130,907	51,550
Preconstruction	42,977	TBD	(1)
Generic infrastructure/building improvement projects in North America (1)	55,136	TBD	(1)
Future projected construction projects in North America	29,829	TBD	(1)
Development and redevelopment projects in Asia	23,328	39,445
Total construction spending	$376,964	$231,601

(1)          Estimated spending beyond 2012 related to preconstruction, generic infrastructure improvements, major capital spending, and projected construction projects will be determined at a future date and is contingent upon many factors.

The table below shows the average per square foot property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment) for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Non-incremental revenue enhancing capital expenditures (1):	2012	2011
Major capital expenditures	$318,300	$433,000
Other building improvements	$485,232	$873,000
Square feet in asset base	13,780,952	13,240,610
Per square foot:
Major capital expenditures	$0.02	$0.03
Other building improvements	$0.04	$0.07
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$2,002,499	$1,137,064
Re-tenanted square feet	223,791	253,661
Per square foot	$8.95	$4.48
Renewal space
Tenant improvements and leasing costs	$2,164,465	$1,260,520
Renewal square feet	585,010	515,846
Per square foot	$3.70	$2.44

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

Capitalized interest for the six months ended June 30, 2012 and 2011, of approximately $31.1 million and $28.2 million, respectively, is included in investments in real estate, net, as well as the table on the preceding page summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, including projects in India and China, aggregating approximately $5.9 million and $8.0 million for the six months ended June 30, 2012 and 2011, respectively. Such costs are also included in the “Summary of Capital Expenditures” section on the preceding page.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost is incurred.  Indirect project costs, including personnel, construction administration, legal fees, and office costs that clearly relate to projects under construction, are capitalized during the period in which activities necessary to prepare the asset for its intended use take place.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repair and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment and construction activities, without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $3.7 million for the six months ended June 30, 2012.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease.  Total initial direct leasing costs capitalized during the six months ended June 30, 2012 and 2011, were approximately $18.7 million and $24.0 million, respectively, of which approximately $4.9 million and $6.5 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

Refer to “Liquidity and Capital Resources – Acquisitions.”

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

Contractual obligations and commitments

Contractual obligations as of June 30, 2012, consisted of the following (in thousands):

		Payments by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Secured notes payable (1) (2)	$720,600	$5,463	$357,884	$246,151	$111,102
Unsecured senior notes payable (1)	550,250	–	250	–	550,000
Unsecured senior line of credit (3)	379,000	–	–	–	379,000
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	–	750,000	–
2017 Unsecured Senior Bank Term Loan (5)	600,000	–	–	–	600,000
Estimated interest payments on fixed rate and hedged variable rate debt (6)	269,024	62,713	127,318	51,841	27,152
Estimated interest payments on variable rate debt (7)	69,138	1,901	22,974	43,390	873
Ground lease obligations	668,488	7,027	20,734	19,879	620,848
Other obligations	6,965	631	1,645	1,809	2,880
Total	$4,013,465	$77,735	$530,805	$1,113,070	$2,291,855

(1)          Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the condensed consolidated balance sheets.

(2)          Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.4 million, of which approximately $20.9 million matures in 2014.  See “Secured Notes Payable” for additional information.

(3)          The maturity date of our unsecured senior line of credit is April 30, 2017, assuming we exercise our sole right to extend the maturity date of April 30, 2016, twice by an additional six months.

(4)          Our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) matures June 30, 2016, assuming we exercise our sole right to extend the maturity date of June 30, 2015, by one year.

(5)          Our 2017 unsecured senior bank term loan (“2017 Unsecured Senior Bank Term Loan”) matures January 31, 2017, assuming we exercise our sole right to extend the maturity date of January 31, 2016, by one year.

(6)          Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(7)          The interest payments on variable rate debt were calculated based on the interest rates in effect as of June 30, 2012.

Ground lease obligations

Ground lease obligations as of June 30, 2012, included leases for 25 of our properties and four land development parcels.  These lease obligations have remaining lease terms from 21 to 98 years, excluding extension options.

Commitments

In addition to the above, as of June 30, 2012, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $371.5 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $59.6 million for certain investments over the next six years.

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

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans.  These agreements involve an exchange of fixed and variable rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR rate.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of June 30, 2012 (dollars in thousands):

					Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Interest Pay Rate (1)	Fair Value as of June 30, 2012	June 30, 2012	December 31, 2013	December 31, 2014
December 2006	December 29, 2006	March 31, 2014	4.990%	$(4,098)	$50,000	$50,000	$–
October 2007	October 31, 2007	September 30, 2012	4.546	(543)	50,000	–	–
October 2007	October 31, 2007	September 30, 2013	4.642	(2,738)	50,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.622	(817)	25,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.625	(818)	25,000	–	–
December 2006	November 30, 2009	March 31, 2014	5.015	(6,180)	75,000	75,000	–
December 2006	November 30, 2009	March 31, 2014	5.023	(6,191)	75,000	75,000	–
December 2006	December 31, 2010	October 31, 2012	5.015	(1,639)	100,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(275)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(275)	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(137)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480	(137)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495	(147)	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508	(155)	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640	(672)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640	(672)	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(341)	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644	(341)	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977	(1,150)	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976	(1,148)	–	–	250,000
Total				$(28,474)	$1,450,000	$950,000	$500,000

(1)

In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.65%.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of June 30, 2012, the largest aggregate notional amount in effect at any single point in time with an individual counterparty was $375 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of June 30, 2012, our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $28.5 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate swap agreements.  For the six months ended June 30, 2012 and 2011, approximately $11.7 million and $10.7 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $17.7 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

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

Inflation

As of June 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Non-GAAP measures

Funds from operations (“FFO”) and FFO, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted is also helpful because it allows investors to compare our performance to the performance of other real estate companies between periods, and on a consistent basis, without having to account for differences caused by investment decisions, financing decisions, terms of securities, capital structures, and capital market transactions. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”). The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains from sales and real estate impairment losses, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We compute FFO, as adjusted as FFO calculated in accordance with the NAREIT White Paper, plus losses from early extinguishment of debt and preferred stock redemption charges, less realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items which are allocable to our unvested restricted stock awards. Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

Adjusted funds from operations (“AFFO”)

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (1) non-incremental revenue-enhancing capital expenditures, tenant improvements, and leasing commissions (excludes redevelopment expenditures); (2) effects of straight-line rent and straight-line rent on ground leases; (3) capitalized income from development projects; (4) amortization of acquired above and below market leases, loan fees, and debt premiums/discounts; (5) non-cash compensation expense; and (6) allocation of AFFO attributable to unvested restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts to: (1) deduct certain expenditures which, although capitalized and included in depreciation expense, do not enhance the revenue or cash flows of our properties; (2) eliminate the effect of straight-lining our rental income and capitalizing income from development projects in order to reflect the actual amount of contractual rents due in the period presented; and (3) eliminate the effect of non-cash items that are not indicative of our core operations and do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of non-cash charges related to stock-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside of our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or subject to judgmental valuation inputs and the timing of our decisions.

AFFO is not intended to represent cash flow for the period, and is only intended to provide an additional measure of performance.  We believe that net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders is the most directly comparable GAAP financial measure to AFFO. We believe that AFFO is a widely recognized measure of the operations of equity REITs, and presenting AFFO will enable investors to assess our performance in comparison to other equity REITs.  However, other equity REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs.  AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$17,616	$25,986	$35,984	$50,351
Depreciation and amortization	52,355	40,363	95,760	77,070
Gain on sale of land parcel	–	–	(1,864)	–
Gain on sale of real estate	(2)	–	(2)	–
Amount attributable to noncontrolling interests/unvested stock awards:
Net income	1,122	1,236	2,068	2,407
FFO	(1,133)	(1,671)	(2,305)	(3,283)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	69,958	65,914	129,641	126,545
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	6	7	11	12
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	69,964	65,921	129,652	126,557
Realized gain on equity investment primarily related to one non-tenant life science entity	(5,811)	–	(5,811)	–
Subtotal	64,153	65,921	123,841	126,557
Loss on early extinguishment of debt	1,602	1,248	2,225	3,743
Preferred stock redemption charge	–	–	5,978	–
Allocation to unvested restricted stock awards	35	(12)	(20)	(32)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$65,790	$67,157	$132,024	$130,268

Non-incremental revenue-enhancing capital expenditures:
Building improvements	(594)	(698)	(804)	(1,306)
Tenant improvements and leasing commissions	(2,148)	(1,595)	(4,167)	(2,398)
Straight-line rent	(5,195)	(2,885)	(13,991)	(9,592)
Straight-line rent on ground leases	1,207	1,099	2,613	2,340
Capitalized income from development projects	72	1,078	550	2,506
Amortization of acquired above and below market leases	(778)	(2,726)	(1,578)	(7,580)
Amortization of loan fees	2,214	2,327	4,857	4,605
Amortization of debt premiums/discounts	110	1,169	289	2,504
Stock compensation	3,274	2,749	6,567	5,105
Allocation to unvested restricted stock awards	15	(4)	48	33
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$63,967	$67,671	$126,408	$126,485

Weighted average shares of common stock outstanding attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	61,663,367	58,500,055	61,585,587	56,734,012
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	6,087	6,047	6,087	6,047
Dilutive effect of stock options	173	13,067	667	16,261
Weighted average shares of common stock outstanding attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	61,669,627	58,519,169	61,592,341	56,756,320

The following table presents a reconciliation of net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted for the periods below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$0.29	$0.44	$0.58	$0.89
Depreciation and amortization	0.84	0.70	1.56	1.36
Gain on sale of land parcel	–	–	(0.03)	–
Gain on sale of real estate	–	–	–	–
Amount attributable to noncontrolling interests/unvested stock awards:
Net income	0.02	0.02	0.03	0.04
FFO	(0.02)	(0.03)	(0.04)	(0.06)
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	1.13	1.13	2.11	2.23
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	–	–	–	–
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.13	1.13	2.11	2.23
Realized gain on equity investment primarily related to one non-tenant life science entity	(0.09)	–	(0.09)	–
Subtotal	1.04	1.13	2.02	2.23
Loss on early extinguishment of debt	0.03	0.02	0.03	0.07
Preferred stock redemption charge	–	–	0.10	–
Allocation to unvested restricted stock awards	–	–	–	–
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.07	$1.15	$2.14	$2.30

Non-incremental revenue-enhancing capital expenditures:
Building improvements	(0.01)	(0.01)	(0.01)	(0.02)
Tenant improvements and leasing commissions	(0.03)	(0.03)	(0.07)	(0.04)
Straight-line rent	(0.08)	(0.05)	(0.23)	(0.17)
Straight-line rent on ground leases	0.02	0.02	0.04	0.04
Capitalized income from development projects	–	0.02	0.01	0.04
Amortization of acquired above and below market leases	(0.01)	(0.05)	(0.03)	(0.13)
Amortization of loan fees	0.03	0.04	0.09	0.08
Amortization of debt premiums/discounts	–	0.02	–	0.04
Stock compensation	0.05	0.05	0.11	0.09
Allocation to unvested restricted stock awards	–	–	–	–
AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.04	$1.16	$2.05	$2.23

Adjusted EBITDA and adjusted EBITDA margins

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use adjusted EBITDA (“Adjusted EBITDA”) to assess the performance of our core operations, for financial and operational decision-making, and as a supplemental or additional means to evaluate period-to-period comparisons on a consistent basis.  Adjusted EBITDA also serves as a proxy for a component of a financial covenant under certain of our debt obligations.  Adjusted EBITDA is calculated as EBITDA excluding net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, gains or losses on sales of real estate, and impairments.  We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, non-cash depreciation and amortization, net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, gains or losses on sales of real estate, and impairments.  By excluding interest expense, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding non-cash charges related to stock-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside of our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, gains or losses on sales of real estate, and impairments, provides useful information by excluding certain items that are not representative of our core operating results.  These items are not related to core operations, dependent upon historical costs, and subject to judgmental valuation inputs and the timing of our decisions.  EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flow from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$25,641	$34,311	$58,416	$66,936
Interest expense – continuing operations	17,922	16,567	34,149	34,377
Interest expense – discontinued operations	–	4	–	36
Depreciation and amortization – continuing operations	52,316	40,173	95,682	76,716
Depreciation and amortization – discontinued operations	39	190	78	354
EBITDA	95,918	91,245	188,325	178,419
Stock compensation expense	3,274	2,749	6,567	5,105
Loss on early extinguishment of debt	1,602	1,248	2,225	3,743
Gain on sale of land parcel	–	–	(1,864)	–
Gain on sale of real estate	(2)	–	(2)	–
Adjusted EBITDA	$100,792	$95,242	$195,251	$187,267

Fixed charge coverage ratio

The fixed charge coverage ratio is useful to investors as a supplemental measure of the Company’s ability to satisfy fixed financing obligations and dividends on preferred stock.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees, and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our quarterly report on Form 10-Q, as of June 30, 2012.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$100,792	$95,242	$195,251	$187,267

Interest expense – continuing operations	$17,922	$16,567	$34,149	$34,377
Interest expense – discontinued operations	–	4	–	36
Add: capitalized interest	15,825	15,046	31,091	28,239
Less: amortization of loan fees	(2,214)	(2,327)	(4,857)	(4,605)
Less: amortization of debt premium/discounts	(110)	(1,169)	(289)	(2,504)
Cash interest	31,423	28,121	60,094	55,543
Dividends on preferred stock	6,903	7,089	14,386	14,178
Fixed charges	$38,326	$35,210	$74,480	$69,721

Fixed charge coverage ratio	2.6x	2.7x	2.6x	2.7x

Interest coverage ratio

The interest coverage ratio is the ratio of Adjusted EBITDA to cash interest.  This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$100,792	$95,242	$195,251	$187,267

Interest expense – continuing operations	$17,922	$16,567	$34,149	$34,377
Interest expense – discontinued operations	–	4	–	36
Add: capitalized interest	15,825	15,046	31,091	28,239
Less: amortization of loan fees	(2,214)	(2,327)	(4,857)	(4,605)
Less: amortization of debt premium/discounts	(110)	(1,169)	(289)	(2,504)
Cash interest	$31,423	$28,121	$60,094	$55,543

Interest coverage ratio	3.2x	3.4x	3.2x	3.4x

Net debt to adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of total debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of June 30, 2012, and December 31, 2011 (dollars in thousands):

	June 30,	December 31,
	2012	2011
Adjusted EBITDA (quarter annualized)	$403,168	$377,964

Secured notes payable	$719,977	$724,305
Unsecured senior notes payable	549,545	–
Unsecured senior line of credit	379,000	370,000
Unsecured senior bank term loans	1,350,000	1,600,000
Unsecured senior convertible notes	238	84,959
Less: cash and cash equivalents	(80,937)	(78,539)
Less: restricted cash	(41,897)	(23,332)
Net debt	$2,875,926	$2,677,393

Net debt to Adjusted EBITDA	7.1x	7.1x

Net debt to gross assets (excluding cash and restricted cash)

Net debt to gross assets (excluding cash and restricted cash) is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is calculated as described in “Net debt to adjusted EBITDA.”  Gross assets (excluding cash and restricted cash) are equal to total assets plus accumulated depreciation less cash, cash equivalents, and restricted cash.

The following table summarizes the calculation of net debt to gross assets (excluding cash and restricted cash) as of June 30, 2012, and December 31, 2011 (dollars in thousands):

	June 30,	December 31,
	2012	2011
Net debt	$2,875,926	$2,677,393

Total assets	$6,841,739	$6,574,129
Add: accumulated depreciation	822,369	742,535
Less: cash and cash equivalents	(80,937)	(78,539)
Less: restricted cash	(41,897)	(23,332)
Gross assets (excluding cash and restricted cash)	$7,541,274	$7,214,793

Net debt to gross assets (excluding cash and restricted cash)	38%	37%

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

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations related to our unencumbered real estate assets, as it reflects only those income and expense items that are incurred at the unencumbered property level.  We use unencumbered net operating income as a percentage of total net operating income in order to assess its compliance with its financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under certain of our debt obligations.  Unencumbered net operating income represents net operating income derived from assets that are not subject to any mortgage, deed of trust, lien, or other security interest.  See the reconciliation of net operating income to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unencumbered net operating income	$80,931	$64,643	$153,225	$128,759
Encumbered net operating income	28,668	38,083	57,727	72,622
Total net operating income	$109,599	$102,726	$210,952	$201,381

Unencumbered net operating income as a percentage of total net operating income	74%	63%	73%	64%

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% increase/decrease of interest rates, assuming a LIBOR floor of 0%, on our variable rate debt, including our unsecured senior line of credit and unsecured term loans, after considering the effect of our interest rate swap agreements, secured debt, unsecured senior notes payable, and unsecured senior convertible notes (in thousands):

	As of June 30, 2012	As of December 31, 2011
Impact to future earnings due to variable rate debt:
Rate increase of 1%	$(4,972)	$(3,357)
Rate decrease of 1%	$8,769	$1,414

Effect on fair value of secured debt:
Rate increase of 1%	$(45,857)	$($77,554)
Rate decrease of 1%	$31,924	$35,182

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2012.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings (in thousands):

	As of June 30, 2012	As of December 31, 2011
Equity price risk:
Increase in fair value of 10%	$10,445	$9,600
Decrease in fair value of 10%	$(10,445)	$(9,600)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% increase or decrease in foreign currency rates relative to the United States dollar would have on our earnings, based on our current operating assets outside the United States (in thousands):

	As of June 30, 2012	As of December 31, 2011
Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$19	$199
Decrease in foreign currency exchange rate of 10%	$(19)	$(199)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the United States dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2012, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                 RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.  Those risk factors could materially affect our business, financial condition, and results of operations.  The risks that we describe in our public filings are not the only risks that we face.  Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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

4.2*                                       Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008.

4.3*                                       Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009.

4.4*                                       Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

4.5*                                       Supplemental Indenture No. 1, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

4.6*                                       Form of 4.60% Senior Note due 2022 (included in Exhibit 4.5 above).

4.7*                                       Specimen certificate representing shares of 6.45% Series E Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on March 12, 2012.

10.1*                                 Amended and Restated Executive Employment Agreement, effective as of April 26, 2012, by and between the Company and Joel S. Marcus, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2012.

10.2                                        Third Amended and Restated Credit Agreement, dated as of April 30, 2012, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Syndication Agents, Barclays Bank PLC, Compass Bank, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, Royal Bank of Canada, Royal Bank of Scotland PLC, and the Bank of Nova Scotia, as Co-Documentation Agents.

10.3                                        First Amendment to Amended and Restated Term Loan Agreement, dated as of April 30, 2012, among the Company and Alexandria Real Estate Equities, L.P., as the Credit Parties, Citibank, N.A., as Administrative Agent, RBC Capital Markets and the Royal Bank of Scotland PLC, as Co-Syndication Agents, the Bank of Nova Scotia and Compass Bank, as Co-Documentation Agents, Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Running Managers.

10.4                                        First Amendment to Term Loan Agreement, dated as of April 30, 2012, among the Company and Alexandria Real Estate Equities, L.P., as the Credit Parties, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Royal Bank of Canada and the Bank of Nova Scotia, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Book Runners.

11.1                                        Statement of Computation of Per Share Earnings (included in Note 8 to the Condensed Consolidated Financial Statements).

12.1                                        Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

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

101                                           The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 (unaudited), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2012 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2012.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus
Chairman/Chief Executive Officer
(Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga
Chief Financial Officer
(Principal Financial Officer)