Form 10-Q
period 2012-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2012-11-09
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, 63,688,102 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                           FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Balance Sheets

(In thousands)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Investments in real estate, net	$6,300,027	$6,008,440
Cash and cash equivalents	94,904	78,539
Restricted cash	44,863	23,332
Tenant receivables	10,124	7,480
Deferred rent	160,914	142,097
Deferred leasing and financing costs, net	152,021	135,550
Investments	107,808	95,777
Other assets	94,356	82,914
Total assets	$6,965,017	$6,574,129

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$719,350	$724,305
Unsecured senior notes payable	549,794	84,959
Unsecured senior line of credit	413,000	370,000
Unsecured senior bank term loans	1,350,000	1,600,000
Accounts payable, accrued expenses, and tenant security deposits	376,785	325,393
Dividends payable	39,468	36,579
Total liabilities	3,448,397	3,141,236

Commitments and contingencies

Redeemable noncontrolling interests	15,610	16,034

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series C Preferred Stock	–	129,638
Series D Convertible Preferred Stock	250,000	250,000
Series E Preferred Stock	130,000	–
Common stock	632	616
Additional paid-in capital	3,094,987	3,028,558
Accumulated other comprehensive loss	(19,729)	(34,511)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,455,890	3,374,301
Noncontrolling interests	45,120	42,558
Total equity	3,501,010	3,416,859
Total liabilities, noncontrolling interests, and equity	$6,965,017	$6,574,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental	$108,367	$102,353	$318,247	$309,532
Tenant recoveries	34,448	33,226	99,006	95,270
Other income	2,640	2,475	14,650	4,178
Total revenues	145,455	138,054	431,903	408,980

Expenses:
Rental operations	44,614	40,859	127,884	118,014
General and administrative	12,485	10,289	35,152	30,528
Interest	17,094	14,273	51,243	48,621
Depreciation and amortization	47,176	38,747	140,778	113,326
Total expenses	121,369	104,168	355,057	310,489
Income from continuing operations before loss on early extinguishment of debt	24,086	33,886	76,846	98,491

Loss on early extinguishment of debt	–	(2,742)	(2,225)	(6,485)
Income from continuing operations	24,086	31,144	74,621	92,006

(Loss) income from discontinued operations:
Income from discontinued operations before impairment of real estate	4,018	2,799	10,035	8,873
Impairment of real estate	(9,799)	(994)	(9,799)	(994)
(Loss) income from discontinued operations, net	(5,781)	1,805	236	7,879

Gain on sale of land parcel	–	46	1,864	46
Net income	18,305	32,995	76,721	99,931

Net income attributable to noncontrolling interests	828	966	2,390	2,833
Dividends on preferred stock	6,471	7,089	20,857	21,267
Preferred stock redemption charge	–	–	5,978	–
Net income attributable to unvested restricted stock awards	360	278	866	818
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$10,646	$24,662	$46,630	$75,013

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.26	$0.37	$0.75	$1.15
Discontinued operations, net	(0.09)	0.03	–	0.14
Earnings per share – basic and diluted	$0.17	$0.40	$0.75	$1.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$18,305	$32,995	$76,721	$99,931
Other comprehensive income:
Unrealized losses on marketable securities:
Unrealized holding gains (losses) arising during the period	796	(669)	1,363	(657)
Reclassification adjustment for gains included in net income	(1,421)	(1,947)	(2,107)	(1,947)
Unrealized losses on marketable securities, net	(625)	(2,616)	(744)	(2,604)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(2,818)	(2,822)	(9,982)	(8,077)
Reclassification adjustment for amortization of interest expense included in net income	5,956	5,381	17,626	16,121
Unrealized gains on interest rate swap agreements, net	3,138	2,559	7,644	8,044
Foreign currency translation gains (losses)	15,104	(25,814)	7,871	(19,255)
Total other comprehensive income (loss)	17,617	(25,871)	14,771	(13,815)
Comprehensive income	35,922	7,124	91,492	86,116
Less: comprehensive income attributable to noncontrolling interests	(805)	(1,024)	(2,379)	(2,885)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$35,117	$6,100	$89,113	$83,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Series E Preferred Stock	Number of Common Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2011	$129,638	$250,000	$–	61,560,472	$616	$3,028,558	$–	$(34,511)	$42,558	$3,416,859	$16,034
Net income	–	–	–	–	–	–	74,331	–	1,695	76,026	695
Unrealized loss on marketable securities	–	–	–	–	–	–	–	(744)	–	(744)	–
Unrealized gain on interest rate swap agreements	–	–	–	–	–	–	–	7,644	–	7,644	–
Foreign currency translation gain (loss)	–	–	–	–	–	–	–	7,882	11	7,893	(22)
Contributions by noncontrolling interests	–	–	–	–	–	–	–	–	1,626	1,626	–
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	(770)	(770)	(943)
Redemption of noncontrolling interests	–	–	–	–	–	4	–	–	–	4	(154)
Issuance of common stock, net of offering costs	–	–	–	1,366,977	14	98,450	–	–	–	98,464	–
Issuance of Series E Preferred Stock, net of offering costs	–	–	130,000	–	–	(5,132)	–	–	–	124,868	–
Issuances pursuant to stock plan	–	–	–	233,728	2	16,086	–	–	–	16,088	–
Redemption of Series C Preferred Stock	(129,638)	–	–	–	–	5,978	(5,978)	–	–	(129,638)	–
Dividends declared on common stock	–	–	–	–	–	–	(96,103)	–	–	(96,103)	–
Dividends declared on preferred stock	–	–	–	–	–	–	(21,207)	–	–	(21,207)	–
Distributions in excess of earnings	–	–	–	–	–	(48,957)	48,957	–	–	–	–
Balance at September 30, 2012	$–	$250,000	$130,000	63,161,177	$632	$3,094,987	$–	$(19,729)	$45,120	$3,501,010	$15,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$76,721	$99,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,933	117,060
Loss on early extinguishment of debt	2,225	6,485
Gain on sale of land parcel	(1,864)	(46)
Gain on sale of real estate	(1,564)	–
Non-cash impairment of real estate	9,799	994
Amortization of loan fees and costs	7,327	6,749
Amortization of debt premiums/discounts	401	3,254
Amortization of acquired above and below market leases	(2,356)	(8,520)
Deferred rent	(19,216)	(17,239)
Stock compensation expense	10,412	8,449
Equity in loss related to investments	26	–
Gain on sales of investments	(12,316)	(3,555)
Loss on sales of investments	1,607	1,240
Changes in operating assets and liabilities:
Restricted cash	441	489
Tenant receivables	(2,637)	(1,328)
Deferred leasing costs	(23,597)	(51,581)
Other assets	(3,230)	(8,735)
Accounts payable, accrued expenses, and tenant security deposits	41,378	26,325
Net cash provided by operating activities	227,490	179,972

Investing Activities
Proceeds from sale of property	36,179	17,339
Distributions from unconsolidated real estate entity related to sale of land parcel	22,250	–
Additions to properties	(406,066)	(293,688)
Purchase of properties	(42,171)	(307,839)
Change in restricted cash related to construction projects	(11,453)	(2,891)
Contributions to unconsolidated real estate entity	(5,042)	(3,256)
Additions to investments	(21,997)	(19,663)
Proceeds from investments	19,905	14,496
Net cash used in investing activities	(408,395)	(595,502)

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Financing Activities
Borrowings from secured notes payable	$2,874	$–
Repayments of borrowings from secured notes payable	(8,125)	(30,181)
Proceeds from issuance of unsecured senior notes payable	544,649	–
Repurchase of unsecured senior convertible notes	(84,801)	(221,439)
Principal borrowings from unsecured senior line of credit and unsecured senior bank term loans	623,147	1,990,317
Repayments of borrowings from unsecured senior line of credit	(580,147)	(1,174,317)
Repayment of unsecured senior bank term loan	(250,000)	(500,000)
Redemption of Series C Preferred Stock	(129,638)	–
Proceeds from issuance of Series E Preferred Stock	124,868	–
Proceeds from issuance of common stock	98,443	451,539
Change in restricted cash related to financings	(10,476)	2,591
Deferred financing costs paid	(20,417)	(20,268)
Proceeds from exercise of stock options	155	1,165
Dividends paid on common stock	(92,743)	(77,787)
Dividends paid on preferred stock	(21,348)	(21,268)
Distributions to redeemable noncontrolling interests	(943)	(939)
Redemption of redeemable noncontrolling interests	(150)	–
Contributions by noncontrolling interests	1,626	–
Distributions to noncontrolling interests	(770)	(2,084)
Net cash provided by financing activities	196,204	397,329

Effect of exchange rate changes on cash and cash equivalents	1,066	25

Net increase (decrease) in cash and cash equivalents	16,365	(18,176)
Cash and cash equivalents at beginning of period	78,539	91,232
Cash and cash equivalents at end of period	$94,904	$73,056

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$30,952	$38,013

Non-Cash Investing Activities
Note receivable from sale of real estate	$(6,125)	$–

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

Alexandria Real Estate Equities, Inc. (NYSE: ARE), a self-administered and self-managed real estate investment trust (“REIT”), is the largest and leading investment-grade REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry.  Founded in 1994, Alexandria was the first REIT to identify and pursue the laboratory niche and has since had the first-mover advantage in the core life science cluster locations, including Greater Boston, San Francisco Bay, San Diego, New York City, Seattle, Suburban Washington, D.C., and Research Triangle Park. Alexandria’s high-credit client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies. As the recognized real estate partner of the life science industry, Alexandria has a superior track record in driving client tenant productivity and innovation through its best-in-class laboratory and office space, collaborative locations adjacent to leading academic and medical institutions, unparalleled life science real estate expertise and services, and longstanding and expansive network in the life science community, which we believe result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria Real Estate Equities, Inc., please visit www.are.com.

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

2.                 Basis of presentation (continued)

Investments in real estate, net, and discontinued operations

We recognize assets acquired (including the intangible value of above or below market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  If there is a bargain fixed rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew.  When we determine there is reasonable assurance such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs and restructuring costs are expensed as incurred.

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

2.                                      Basis of presentation (continued)

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

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are recorded at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains or losses included in other income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of September 30, 2012, and December 31, 2011, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but is subject to certain state and local taxes.  We generally distribute 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the United States, Canada, India, China, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2007 through 2011.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2012, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any tax-related interest expense or penalties for the three and nine months ended September 30, 2012 and 2011.

2.                 Basis of presentation (continued)

Interest income

Interest income was approximately $1.0 million and $0.2 million during the three months ended September 30, 2012 and 2011, respectively.  Interest income was approximately $2.5 million and $0.3 million during the nine months ended September 30, 2012 and 2011, respectively.  Interest income is classified in other income in the accompanying condensed consolidated statements of income.

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms. We include amounts currently recognized as income, and expected to be received in later years, as an asset in deferred rent in the accompanying condensed consolidated balance sheets. Amounts received currently, but recognized as income in future years, are included in accounts payable, accrued expenses, and tenant security deposits in the accompanying condensed consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period in which the applicable expenses are incurred.

We maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due. If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of unpaid rent and unrealized deferred rent.  As of September 30, 2012, and December 31, 2011, we had no allowance for estimated losses.

As of September 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

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

3.              Investments in real estate

Our investments in real estate, net, consisted of the following as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
	Book Value	Book Value
Land (related to rental properties)	$506,823	$510,630
Buildings and building improvements	4,682,998	4,417,093
Other improvements	184,301	185,036
Rental properties	5,374,122	5,112,759
Less: accumulated depreciation	(854,332)	(742,535)
Rental properties, net	4,519,790	4,370,224

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	304,619	198,644
Active redevelopment in North America	277,506	281,555
Generic infrastructure/building improvement projects in North America	72,739	92,338
Active development and redevelopment in Asia	95,301	106,775
	750,165	679,312

Subtotal	5,269,955	5,049,536

Land/future value-added projects:
Land held for future development in North America	326,932	305,981
Land undergoing preconstruction activities (additional CIP) in North America	597,631	574,884
Land held for future development/land undergoing preconstruction activities (additional CIP) in Asia	78,511	35,697
	1,003,074	916,562

Investment in unconsolidated real estate entity	26,998	42,342
Investments in real estate, net	$6,300,027	$6,008,440

Land held for future development represents real estate we plan to develop in the future but on which, as of each period presented, no construction or preconstruction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.  As of September 30, 2012, and December 31, 2011, we held land in North America supporting an aggregate of 5.5 million and 4.8 million rentable square feet of future ground-up development, respectively.  Additionally, as of September 30, 2012, and December 31, 2011, we held land undergoing preconstruction activities in North America totaling 2.4 million and 2.7 million rentable square feet, respectively.  Land undergoing preconstruction activities (consisting of Building Information Modeling [BIM or 3-D virtual modeling], design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective client tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The two largest projects included in land undergoing preconstruction consist of our 1.6 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts, and our 419,806 developable square feet site for the West Tower of the Alexandria Center™ for Life Science – New York City.

3.               Investments in real estate (continued)

Real estate asset sales

The following table summarizes our real estate asset disposition activities for the nine months ended September 30, 2012 (dollars in thousands, except per square foot amounts):

			Rentable/	Sales
		Date	Developable	Price	Sales		Gain
Description	Location	of Sale	Square Feet	per SF	Price (1)		on Sale
Land parcels and assets with a previous operating component:
1201/1209 Mercer Street (2)	Seattle	September 2012	76,029	$73	$5,570		$54
801 Dexter Avenue North (2)	Seattle	August 2012	120,000	$72	8,600		$55
Land parcel	Greater Boston	March 2012	(3)	$275	31,360		$1,864
Sale of land parcels and assets with a previous operating component					45,530

Income-producing properties:
200 Lawrence Drive/210 Welsh Pool Road	Pennsylvania	July 2012	210,866	$94	19,750	(4)	$103
155 Fortune Boulevard (5)	Route 495/Worcester	July 2012	36,000	$222	8,000		$1,350
5110 Campus Drive (5)	Pennsylvania	May 2012	21,000	$86	1,800		$2
Sales of income-producing properties					29,550

Total					$75,080

(1)         Represents contractual sales price for assets sold or contractual/estimated sale price for sales in process.

(2)         Properties sold to residential developers.

(3)         In March 2012, we sold one-half of our 55% interest in a land parcel supporting a project with 414,000 rentable square feet for approximately $31.4 million, or approximately $275 per rentable square foot.

(4)         Sales price reflects the near-term lease expiration of a client tenant occupying 38,513 rentable square feet, or 18% of the total rentable square feet, on the date of sale.  In connection with the sale, we received an interest-only secured note receivable for $6.1 million due in 2018.

(5)         Properties were sold to client tenants.

Impairment of real estate assets held for sale

In September 2012, four properties aggregating 504,130 rentable square feet met the classification requirements for held for sale.  During the three months ended September 30, 2012, we recorded impairment charges aggregating approximately $9.8 million to reduce the aggregate carrying value of the properties to the estimated sales price less costs to sell. We used the preliminary sales price estimates based on offers from prospective buyers as a significant observable input (level 2) within the valuation hierarchy to determine the estimated fair value of these assets.

3.                                      Investments in real estate (continued)

Sale of land parcel

In March 2012, we contributed our 55% ownership interest in a land parcel supporting a future building with 414,000 rentable square feet in the Longwood Medical Area of the Greater Boston market to a newly formed joint venture (the “Restated JV”) with National Development and Charles River Realty Investors, and admitted as a 50% member Clarion Partners, LLC, resulting in a reduction of our ownership interest from 55% to 27.5%.  The transfer of one-half of our 55% ownership interest in this real estate venture to Clarion Partners, LLC, was accounted for as an in-substance partial sale of an interest in the underlying real estate.  In connection with the sale of one-half of our 55% ownership interest in the land parcel, we received a special distribution of approximately $22.3 million, which included the recognition of a $1.9 million gain on sale of land and approximately $5.4 million from our share of loan refinancing proceeds.  The land parcel we sold in March 2012 did not meet the criteria for discontinued operations since the parcel did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the Securities and Exchange Commission (“SEC”), gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below (loss) income from discontinued operations in the income statement.  Accordingly, we classified the $1.9 million gain on sale of land below (loss) income from discontinued operations, net, in the condensed consolidated statements of income.  Our 27.5% share of the land was sold at approximately $31 million (including closing costs), or approximately $275 per rentable square foot.  Upon formation of the Restated JV, the existing $38.4 million secured loan was refinanced with a seven-year (including two one-year extension options) non-recourse $213 million secured construction loan with initial loan proceeds of $50 million.  As of September 30, 2012, the outstanding balance on the construction loan was $56.4 million.  We do not expect our share of capital contributions through the completion of the project to exceed the approximate $22.3 million in net proceeds received in this transaction.  Construction of this $350 million project commenced in April 2012.  The initial occupancy date for this project is expected to be in the fourth quarter of 2014.  The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc.  In addition, Dana-Farber Cancer Institute, Inc. has an option to lease an additional two floors approximating 99,000 rentable square feet, or 24% of the total rentable square feet of the project.  In addition to our economic share of the joint venture, we also expect to earn development and other fees of approximately $3.5 million through 2015, and recurring annual property management fees thereafter, from this project.

We do not qualify as the primary beneficiary of the Restated JV since we do not have the power to direct the activities of the entity that most significantly impacts its economic performance.  The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partners for all major operating, investing, and financing decisions, as well as decisions involving major expenditures.  As of September 30, 2012, and December 31, 2011, our investment in the unconsolidated real estate entity of approximately $27.0 million and $42.3 million, respectively, was classified as an investment in real estate in the accompanying condensed consolidated balance sheets.

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

4.               Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  Investments in “available for sale” securities with gross unrealized losses as of September 30, 2012, had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment.  We believe that these unrealized losses are temporary, and accordingly we have not recognized an other-than-temporary impairment related to “available for sale” securities as of September 30, 2012.  As of September 30, 2012, and December 31, 2011, there were no unrealized losses in our investments in privately held entities.

The following table summarizes our investments in securities (in thousands):

	September 30,	December 31,
	2012	2011
Available-for-sale securities, cost basis	$3,472	$2,401
Gross unrealized gains	3,189	4,206
Gross unrealized losses	(98)	(372)
Available-for-sale securities, at fair value	6,563	6,235
Investments accounted for under cost method	101,239	89,510
Investments accounted for under equity method	6	32
Total investments	$107,808	$95,777

5.                 Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt and their respective principal maturities, as of September 30, 2012 (in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (Years)
Secured notes payable (2)	$640,815	$78,535	$719,350	23.7%	5.76%	3.2
Unsecured senior notes payable (2)	549,794	–	549,794	18.1	4.61	9.5
Unsecured senior line of credit (3)	50,000	363,000	413,000	13.6	1.46	4.6
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	750,000	24.8	3.12	3.8
2017 Unsecured Senior Bank Term Loan (5)	600,000	–	600,000	19.8	3.84	4.3
Total debt	$2,590,609	$441,535	$3,032,144	100.0%	3.93%	4.9
Percentage of total debt	85%	15%	100%

(1)             Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate hedge agreements.  The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)             Represents amounts net of unamortized premiums/discounts.

(3)             Total commitments available for borrowing aggregate $1.5 billion under our unsecured senior line of credit.  As of September 30, 2012, we had approximately $1.1 billion available for borrowings under our unsecured senior line of credit.  Weighted average remaining term assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.

(4)             Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.

(5)             Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.

5.      Secured and unsecured senior debt (continued)

The following table summarizes fixed rate/hedged variable and unhedged variable rate debt and their respective principal maturities, as of September 30, 2012 (in thousands):

Debt	Stated Rate	Effective Interest Rate (1)	Maturity Date		2012	2013	2014	2015	2016	Thereafter	Total
Secured notes payable
San Diego	6.21%	6.21%	3/1/13		$78	$7,934	$–	$–	$–	$–	$8,012
Suburban Washington, D.C.	6.36	6.36	9/1/13		135	26,093	–	–	–	–	26,228
San Francisco Bay	6.14	6.14	11/16/13		–	7,527	–	–	–	–	7,527
Greater Boston	5.26	5.59	4/1/14		929	3,839	208,683	–	–	–	213,451
Suburban Washington, D.C.	2.33	2.33	4/20/14		–	–	76,000	–	–	–	76,000
San Diego	6.05	4.88	7/1/14		22	142	6,458	–	–	–	6,622
San Diego	5.39	4.00	11/1/14		29	177	7,495	–	–	–	7,701
Seattle	6.00 (2)	6.00	11/18/14		60	240	240	–	–	–	540
Suburban Washington, D.C.	5.64	4.50	6/1/15		21	130	138	5,788	–	–	6,077
San Francisco Bay	LIBOR+1.50	1.74	7/1/15	(3)	–	–	–	1,995	–	–	1,995
Greater Boston, San Francisco Bay, and San Diego	5.73	5.73	1/1/16		393	1,616	1,713	1,816	75,501	–	81,039
Greater Boston, San Diego, and Greater NYC	5.82	5.82	4/1/16		208	878	931	988	29,389	–	32,394
San Francisco Bay	6.35	6.35	8/1/16		542	2,332	2,487	2,652	126,715	–	134,728
San Diego, Suburban Washington, D.C., and Seattle	7.75	7.75	4/1/20		320	1,345	1,453	1,570	1,696	110,301	116,685
San Francisco Bay	6.50	6.50	6/1/37		4	16	17	17	19	801	874
Average/Total	5.70%	5.76			2,741	52,269	305,615	14,826	233,320	111,102	719,873

$1.5 billion unsecured senior line of credit	LIBOR+1.20%(4)	1.46	4/30/17	(5)	–	–	–	–	–	413,000	413,000

2016 Unsecured Senior Bank Term Loan	LIBOR+1.75%	3.12	6/30/16	(6)	–	–	–	–	750,000	–	750,000
2017 Unsecured Senior Bank Term Loan	LIBOR+1.50%	3.84	1/31/17	(7)	–	–	–	–	–	600,000	600,000

Unsecured senior notes payable (8)	4.60%	4.61	4/1/22		–	–	250	–	–	550,000	550,250
Average/Subtotal		3.93			2,741	52,269	305,865	14,826	983,320	1,674,102	3,033,123
Unamortized discounts		–			(112)	(464)	(78)	(12)	(44)	(269)	(979)
Average/Total		3.93%			$2,629	$51,805	$305,787	$14,814	$983,276	$1,673,833	$3,032,144

Balloon payments					$–	$41,165	$297,330	$7,723	$980,029	$1,666,791	$2,993,038
Principal amortization					2,629	10,640	8,457	7,091	3,247	7,042	39,106
Total consolidated debt					$2,629	$51,805	$305,787	$14,814	$983,276	$1,673,833	$3,032,144

Fixed rate/hedged variable rate debt					$2,569	$51,565	$229,547	$12,819	$983,276	$1,310,833	$2,590,609
Unhedged variable rate debt					60	240	76,240	1,995	–	363,000	441,535
Total consolidated debt					$2,629	$51,805	$305,787	$14,814	$983,276	$1,673,833	$3,032,144

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate hedge agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)					Represents a loan assumed with the acquisition of a property. The interest rate is based upon 10 year U.S. treasury bills plus 3%, with a floor of 6% and a ceiling of 8.5%.
(3)					We have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.
(4)					In addition to the stated rate, we are subject to an annual facility fee of 0.25%.
(5)					Assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.
(6)					Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.
(7)					Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.
(8)					Includes $550 million of our 4.60% unsecured senior notes payable due in April 2022, and $250,000 of our 8.00% unsecured senior convertible notes payable with a maturity date of April 15, 2014.

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million.  The construction loan matures in July 2015, and we have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.  The construction loan will be used to fund the majority of the cost to complete the development of a 100% pre-leased life science laboratory building with 170,618 rentable square feet at 259 East Grand Avenue in the San Francisco Bay market.  The construction loan bears interest at the London Interbank Offered Rate (“LIBOR”) or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the federal funds rate in effect on the day of borrowing (“Base Rate”), plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of September 30, 2012, commitments of $53.0 million were available.

5.             Secured and unsecured senior debt (continued)

4.60% Unsecured senior notes payable

In February 2012, we completed a $550 million public offering of our unsecured senior notes payable at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness.  However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay the outstanding principal balance of $250.0 million on our unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”) and to reduce the outstanding borrowings on our unsecured senior line of credit.

The requirements of the key financial covenants under our unsecured senior notes payable as of September 30, 2012, are as follows:

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

In February 2012, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees as a result of the early repayment of $250.0 million of our 2012 Unsecured Senior Bank Term Loan.  In June 2011, we recognized a loss on early extinguishment of debt of approximately $1.2 million related to the write-off of unamortized loan fees as a result of the early repayment of $500 million of our 2012 Unsecured Senior Bank Term Loan.

5.      Secured and unsecured senior debt (continued)

The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of September 30, 2012, are as follows:

Covenant Ratios (1)	Requirement
Leverage Ratio	Less than or equal to 60.0%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x
Secured Debt Ratio	Less than or equal to 40.0%
Unsecured Leverage Ratio	Less than or equal to 60.0%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x

(1)

For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, dated as of April 30, 2012, which are filed as exhibits to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.

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

Unsecured senior convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured senior convertible notes (dollars in thousands):

	8.00% Unsecured Senior Convertible Notes		3.70% Unsecured Senior Convertible Notes
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Principal amount	$250	$250	$–	$84,801
Unamortized discount	(10)	(15)	–	(77)
Net carrying amount of liability component	$240	$235	$–	$84,724

Carrying amount of equity component	$27	$27	$–	$8,080
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,087	6,087	N/A	N/A	(1)

Issuance date	April 2009		N/A
Stated interest rate	8.00%		N/A
Effective interest rate at September 30, 2012	11.00%		N/A
Conversion rate per $1,000 principal value of unsecured senior convertible notes, as adjusted, as of September 30, 2012	24.3480		N/A

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

5.      Secured and unsecured senior debt (continued)

	8.00% Unsecured Senior Convertible Notes		3.70% Unsecured Senior Convertible Notes
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contractual interest	$5	$5	$–	$1,132
Amortization of discount on liability component	1	2	–	673
Total interest cost	$6	$7	$–	$1,805

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Contractual interest	$15	$15	$142	$5,228
Amortization of discount on liability component	4	4	78	3,056
Total interest cost	$19	$19	$220	$8,284

3.70% unsecured senior convertible notes

During the nine months ended September 30, 2011, we recognized an aggregate loss on early extinguishment of debt of approximately $5.2 million related to the repurchase, in privately negotiated transactions, of approximately $217.1 million of certain of our 3.70% Unsecured Senior Convertible Notes.

During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Senior Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  During April 2012, we repurchased the remaining outstanding $1.0 million in principal amount of the notes.  We did not recognize a gain or loss as a result of either repurchase during the nine months ended September 30, 2012.

The following table outlines our interest expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross interest	$33,857	$30,939	$99,097	$93,591
Capitalized interest	(16,763)	(16,666)	(47,854)	(44,905)
Interest expense (1)	$17,094	$14,273	$51,243	$48,686

(1)         Includes interest expense related to and classified in (loss) income from discontinued operations in the accompanying condensed consolidated statements of income.

6.      Interest rate swap agreements

During the three and nine months ended September 30, 2012 and 2011, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the three and nine months ended September 30, 2012 and 2011, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair values of our interest rate swap agreements that are designated and that qualify as cash flow hedges is classified in accumulated other comprehensive loss.

The following table reflects the effective portion of the unrealized loss recognized in other comprehensive loss for our interest rate swaps related to the change in fair value for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unrealized loss recognized in other comprehensive loss related to the effective portion of changes in the fair values of our interest rate swap agreements	$2,818	$2,822	$9,982	$8,077

Losses are subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $16.5 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.  The following table indicates the classification in the condensed consolidated statements of income and the effective portion of the loss reclassified from accumulated other comprehensive income into earnings for our cash flow hedge contracts for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss reclassified from accumulated other comprehensive income to earnings as an increase to interest expense (effective portion)	$5,956	$5,381	$17,626	$16,121

6.      Interest rate swap agreements (continued)

As of September 30, 2012, and December 31, 2011, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $25.3 million and $33.0 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Under our interest rate swap agreements, we have no collateral posting requirements.  We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of September 30, 2012 (in thousands):

					Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Interest Pay Rate (1)	Fair Value as of September 30, 2012	September 30, 2012	December 31, 2012	December 31, 2013	December 31, 2014
December 2006	December 29, 2006	March 31, 2014	4.990%	$(3,614)	$50,000	$50,000	$50,000	$–
October 2007	October 31, 2007	September 30, 2013	4.642%	(2,251)	50,000	50,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.622%	(555)	25,000	25,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.625%	(555)	25,000	25,000	–	–
December 2006	November 30, 2009	March 31, 2014	5.015%	(5,449)	75,000	75,000	75,000	–
December 2006	November 30, 2009	March 31, 2014	5.023%	(5,458)	75,000	75,000	75,000	–
December 2006	December 31, 2010	October 31, 2012	5.015%	(440)	100,000	–	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(180)	250,000	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(180)	250,000	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(90)	125,000	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(90)	125,000	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495%	(95)	125,000	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508%	(99)	125,000	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,041)	–	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,041)	–	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(526)	–	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(526)	–	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,574)	–	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,572)	–	–	–	250,000
Total				$(25,336)	$1,400,000	$1,300,000	$950,000	$500,000

(1)      In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.75%.

7.      Fair value measurements

Recurring fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: (1) quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three or nine months ended September 30, 2012.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2012, and December 31, 2011 (in thousands):

		September 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$6,563	$6,563	$–	$–

Liabilities:
Interest rate swap agreements	$25,336	$–	$25,336	$–

		December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$6,235	$6,235	$–	$–

Liabilities:
Interest rate swap agreements	$32,980	$–	$32,980	$–

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

7.      Fair value measurements (continued)

As of September 30, 2012, and December 31, 2011, the book and fair values of our marketable securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Marketable securities	$6,563	$6,563	$6,235	$6,235
Interest rate swap agreements	$(25,336)	$(25,336)	$(32,980)	$(32,980)
Secured notes payable	$(719,350)	$(814,637)	$(724,305)	$(810,128)
Unsecured senior notes payable	$(549,794)	$(585,016)	$(84,959)	$(85,221)
Unsecured senior line of credit	$(413,000)	$(426,757)	$(370,000)	$(378,783)
Unsecured senior bank term loans	$(1,350,000)	$(1,362,120)	$(1,600,000)	$(1,603,917)

Fair value measurements for other than on a recurring basis

In September 2012, four properties aggregating 504,130 rentable square feet met the classification requirements for held for sale.  During the three months ended September 30, 2012, we recorded impairment charges aggregating approximately $9.8 million to reduce the aggregate carrying value of the properties to the estimated sales price less costs to sell. We used the preliminary sales price estimates based on offers from prospective buyers as a significant observable input (level 2) within the valuation hierarchy to determine the estimated fair value of these assets.

8.       Earnings per share

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”), are dilutive or antidilutive to earnings per share.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and earnings per share required by the SEC and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below (loss) income from discontinued operations in the condensed consolidated statements of income and included in the numerator for the computation of earnings per share for income from continuing operations.

The sale of a land parcel related to our investment in an unconsolidated real estate entity in March 2012 did not meet the criteria for discontinued operations because the land parcel did not have significant operations prior to disposition.  Accordingly, in March 2012, we classified the $1.9 million gain on sale of land parcel below (loss) income from discontinued operations, net, in the accompanying condensed consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator for computation of earnings per share.

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

8.       Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$24,086	$31,144	$74,621	$92,006
Gain on sale of land parcel	–	46	1,864	46
Net income attributable to noncontrolling interests	(828)	(966)	(2,390)	(2,833)
Dividends on preferred stock	(6,471)	(7,089)	(20,857)	(21,267)
Preferred stock redemption charge	–	–	(5,978)	–
Net income attributable to unvested restricted stock awards	(360)	(278)	(866)	(818)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	16,427	22,857	46,394	67,134
(Loss) income from discontinued operations:
Income from discontinued operations before impairment of real estate	4,018	2,799	10,035	8,873
Impairment of real estate	(9,799)	(994)	(9,799)	(994)
(Loss) income from discontinued operations, net	(5,781)	1,805	236	7,879
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$10,646	$24,662	$46,630	$75,013

Weighted average shares of common stock outstanding – basic	62,364,210	61,295,659	61,847,023	58,271,270
Dilutive effect of stock options	–	8,310	448	13,475
Weighted average shares of common stock outstanding – diluted	62,364,210	61,303,969	61,847,471	58,284,745

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.26	$0.37	$0.75	$1.15
Discontinued operations, net	(0.09)	0.03	–	0.14
Earnings per share – basic and diluted	$0.17	$0.40	$0.75	$1.29

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the three and nine months ended September 30, 2012 and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our series D convertible preferred stock (“Series D Convertible Preferred Stock”) for the three and nine months ended September 30, 2012 and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares for the three and nine months ending September  30, 2011, would include additional shares related to our 3.70% Unsecured Senior Convertible Notes if the average market price of our common stock had been higher than the conversion price ($117.36 as of September 30, 2011).  For the three and nine months ended September 30, 2011, the weighted average shares of common stock related to our 3.70% Unsecured Senior Convertible Notes have been excluded from diluted weighted average shares of common stock because the average market price of our common stock was lower than the conversion price and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during the period.  In April 2012, we repurchased the remaining outstanding $1.0 million in principal amount of the notes.

9.       Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$24,086	$31,144	$74,621	$92,006
Gain on sale of land parcel	–	46	1,864	46
Less: net income attributable to noncontrolling interests	(828)	(966)	(2,390)	(2,833)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	23,258	30,224	74,095	89,219

(Loss) income from discontinued operations:
Income from discontinued operations before impairment of real estate	4,018	2,799	10,035	8,873
Impairment of real estate	(9,799)	(994)	(9,799)	(994)
(Loss) income from discontinued operations, net	(5,781)	1,805	236	7,879
Less: net income from discontinued operations attributable to noncontrolling interests	–	–	–	–
Net income attributable to Alexandria Real Estate Equities, Inc.	$17,477	$32,029	$74,331	$97,098

10.    Stockholders’ equity

“At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  During the nine months ended September 30, 2012, we sold an aggregate of 1,366,977 shares of common stock for gross proceeds of approximately $100.0 million at an average stock price of $73.15 and net proceeds of approximately $98.4 million.  This includes the sale of an aggregate of 793,291 shares of common stock for gross proceeds of approximately $59.5 million at an average stock price of $74.97 and net proceeds of approximately $58.5 million during the three months ended September 30, 2012.  As of September 30, 2012, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

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

10.    Stockholders’ equity (continued)

8.375% series C preferred stock redemption

In April 2012, we redeemed all 5,185,500 outstanding shares of our Series C Preferred Stock at a price equal to $25.00 per share, or approximately $129.6 million in aggregate, and paid $0.5234375 per share, representing accumulated and unpaid dividends to the redemption date on such shares.  We recognized a charge of approximately $6.0 million to net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in March 2012, related to the write-off of original issuance costs of the Series C Preferred Stock.

Dividends

In September 2012, we declared cash dividends for the third quarter of 2012 on our common stock aggregating approximately $33.8 million, or $0.53 per share.  In September 2012, we also declared cash dividends for the third quarter of 2012 on our Series D Convertible Preferred Stock aggregating approximately $4.4 million, or $0.4375 per share.  Additionally, we declared cash dividends for the third quarter of 2012 on our Series E Preferred Stock aggregating approximately $2.1 million, or $0.403125 per share.  In October 2012, we paid the cash dividends for the third quarter of 2012 on our common stock, Series D Convertible Preferred Stock, and Series E Preferred Stock.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Unrealized gain on marketable securities	$3,090	$3,834
Unrealized loss on interest rate swap agreements	(25,336)	(32,980)
Unrealized gain (loss) on foreign currency translation	2,517	(5,365)
Total	$(19,729)	$(34,511)

11.             Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities own 10 properties and two development parcels as of September 30, 2012, and are included in our condensed consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of September 30, 2012, and December 31, 2011, our redeemable noncontrolling interest balances were approximately $15.6 million and $16.0 million, respectively.  Our remaining noncontrolling interests, aggregating approximately $45.1 million and $42.6 million as of September 30, 2012, and December 31, 2011, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

12.   Discontinued operations

The following is a summary of net assets of discontinued operations and (loss) income from discontinued operations, net (in thousands):

	September 30,	December 31,
	2012	2011
Properties “held for sale,” net	$77,702	$88,408
Other assets	4,010	4,176
Total assets	81,712	92,584

Total liabilities	(2,435)	(3,532)
Net assets of discontinued operations	$79,277	$89,052

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$5,814	$6,296	$18,808	$19,658
Operating expenses	(2,360)	(2,254)	(7,181)	(6,986)
Total revenues less operating expenses	3,454	4,042	11,627	12,672

Interest expense	–	–	–	(65)
Depreciation expense	(998)	(1,243)	(3,156)	(3,734)
Gain on sale of real estate	1,562	–	1,564	–
Income from discontinued operations before impairment of real estate	4,018	2,799	10,035	8,873
Impairment of real estate	(9,799)	(994)	(9,799)	(994)
(Loss) income from discontinued operations, net	$(5,781)	$1,805	$236	$7,879

(Loss) income from discontinued operations, net, for the three and nine months ended September 30, 2012, includes the results of the operations of four operating properties that were classified as “held for sale” as of September 30, 2012, and the results of operations of six properties sold during the nine months ended September 30, 2012.  Income from discontinued operations, net, for the three and nine months ended September 30, 2011, includes the results of operations of four properties that were classified as “held for sale” as of September 30, 2012, six properties sold during the nine months ended September 30, 2012, and one property sold during the three months ended December 31, 2011. During the three and nine months ended September 30, 2012, we completed the sale of five and six properties, respectively.  For additional discussion regarding real estate asset sales, see discussion at Note 3, Investments in Real Estate.

13.   Non-cash transactions

During the three and nine months ended September 30, 2012, our non-cash transactions included the receipt of a secured note receivable of approximately $6.1 million in connection with the sale of 200 Lawrence Drive and 210 Welsh Pool Road in July 2012 for approximately $19.8 million.

14.   Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly 100% owned subsidiary of the Issuer.  The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP.  The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2012, and December 31, 2011, and the condensed consolidating statements of income, comprehensive income, and cash flows for three and nine months ended September 30, 2012 and 2011, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, consolidating adjustments, and consolidated amounts.  Each entity in the condensed consolidating financial information follows the same accounting policies described in our condensed consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interest in subsidiaries that are eliminated upon consolidation.

Condensed Consolidating Balance Sheet

as of September 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$40,085	$–	$6,259,942	$–	$6,300,027
Cash and cash equivalents	50,395	–	44,509	–	94,904
Restricted cash	48	–	44,815	–	44,863
Tenant receivables	1	–	10,123	–	10,124
Deferred rent	1,693	–	159,221	–	160,914
Deferred leasing and financing costs, net	33,038	–	118,983	–	152,021
Investments	–	12,671	95,137	–	107,808
Investments in and advances to affiliates	5,738,965	5,274,333	108,334	(11,121,632)	–
Intercompany note receivable	2,244	–	–	(2,244)	–
Other assets	19,336	–	75,020	–	94,356
Total assets	$5,885,805	$5,287,004	$6,916,084	$(11,123,876)	$6,965,017

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$719,350	$–	$719,350
Unsecured senior notes payable	549,794	–	–	–	549,794
Unsecured senior line of credit	413,000	–	–	–	413,000
Unsecured senior bank term loans	1,350,000	–	–	–	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	77,951	–	298,834	–	376,785
Dividends payable	39,170	–	298	–	39,468
Intercompany note payable	–	–	2,244	(2,244)	–
Total liabilities	2,429,915	–	1,020,726	(2,244)	3,448,397
Redeemable noncontrolling interests	–	–	15,610	–	15,610
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,455,890	5,287,004	5,834,628	(11,121,632)	3,455,890
Noncontrolling interests	–	–	45,120	–	45,120
Total equity	3,455,890	5,287,004	5,879,748	(11,121,632)	3,501,010
Total liabilities, noncontrolling interests, and equity	$5,885,805	$5,287,004	$6,916,084	$(11,123,876)	$6,965,017

14.   Condensed consolidating financial information (continued)

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

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Three Months Ended September 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$108,367	$–	$108,367
Tenant recoveries	–	–	34,448	–	34,448
Other income	2,091	51	3,915	(3,417)	2,640
Total revenues	2,091	51	146,730	(3,417)	145,455

Expenses:
Rental operations	–	–	44,614	–	44,614
General and administrative	9,585	–	6,317	(3,417)	12,485
Interest	11,786	–	5,308	–	17,094
Depreciation and amortization	1,726	–	45,450	–	47,176
Total expenses	23,097	–	101,689	(3,417)	121,369
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(21,006)	51	45,041	–	24,086

Equity in earnings of affiliates	42,074	41,874	781	(84,729)	–
Income from continuing operations	21,068	41,925	45,822	(84,729)	24,086

(Loss) income from discontinued operations:
Income from discontinued operations before impairment of real estate	1,208	–	2,810	–	4,018
Impairment of real estate	(4,799)	–	(5,000)	–	(9,799)
(Loss) income from discontinued operations, net	(3,591)	–	(2,190)	–	(5,781)
Net income	17,477	41,925	43,632	(84,729)	18,305

Net income attributable to noncontrolling interests	–	–	828	–	828
Dividends on preferred stock	6,471	–	–	–	6,471
Net income attributable to unvested restricted stock awards	360	–	–	–	360
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$10,646	$41,925	$42,804	$(84,729)	$10,646

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Nine Months Ended September 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$318,247	$–	$318,247
Tenant recoveries	–	–	99,006	–	99,006
Other income	5,199	891	18,500	(9,940)	14,650
Total revenues	5,199	891	435,753	(9,940)	431,903

Expenses:
Rental operations	–	–	127,884	–	127,884
General and administrative	32,030	–	13,062	(9,940)	35,152
Interest	34,460	–	16,783	–	51,243
Depreciation and amortization	3,781	–	136,997	–	140,778
Total expenses	70,271	–	294,726	(9,940)	355,057
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(65,072)	891	141,027	–	76,846

Equity in earnings of affiliates	142,660	134,347	2,662	(279,669)	–
Loss on early extinguishment of debt	(2,225)	–	–	–	(2,225)
Income from continuing operations	75,363	135,238	143,689	(279,669)	74,621

(Loss) income from discontinued operations:
Income from discontinued operations before impairment of real estate	3,767	–	6,268	–	10,035
Impairment of real estate	(4,799)	–	(5,000)	–	(9,799)
(Loss) income from discontinued operations, net	(1,032)	–	1,268	–	236

Gain on sale of land parcel	–	–	1,864	–	1,864
Net income	74,331	135,238	146,821	(279,669)	76,721

Net income attributable to noncontrolling interests	–	–	2,390	–	2,390
Dividends on preferred stock	20,857	–	–	–	20,857
Preferred stock redemption charge	5,978	–	–	–	5,978
Net income attributable to unvested restricted stock awards	866	–	–	–	866
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$46,630	$135,238	$144,431	$(279,669)	$46,630

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Three Months Ended September 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$102,353	$–	$102,353
Tenant recoveries	–	–	33,226	–	33,226
Other income (loss)	2,032	(200)	3,982	(3,339)	2,475
Total revenues	2,032	(200)	139,561	(3,339)	138,054

Expenses:
Rental operations	–	–	40,859	–	40,859
General and administrative	9,423	7	4,198	(3,339)	10,289
Interest	11,967	–	2,306	–	14,273
Depreciation and amortization	937	–	37,810	–	38,747
Total expenses	22,327	7	85,173	(3,339)	104,168
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(20,295)	(207)	54,388	–	33,886

Equity in earnings of affiliates	53,876	50,873	973	(105,722)	–
Loss on early extinguishment of debt	(2,742)	–	–	–	(2,742)
Income from continuing operations	30,839	50,666	55,361	(105,722)	31,144

Income (loss) from discontinued operations:
Income (loss) from discontinued operations before impairment of real estate	1,190	–	1,609	–	2,799
Impairment of real estate	–	–	(994)	–	(994)
Income (loss) from discontinued operations, net	1,190	–	615	–	1,805

Gain on sale of land parcel	–	–	46	–	46
Net income	32,029	50,666	56,022	(105,722)	32,995

Net income attributable to noncontrolling interests	–	–	966	–	966
Dividends on preferred stock	7,089	–	–	–	7,089
Net income attributable to unvested restricted stock awards	278	–	–	–	278
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,662	$50,666	$55,056	$(105,722)	$24,662

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Nine Months Ended September 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$309,532	$–	$309,532
Tenant recoveries	–	–	95,270	–	95,270
Other income (loss)	6,542	(515)	7,967	(9,816)	4,178
Total revenues	6,542	(515)	412,769	(9,816)	408,980

Expenses:
Rental operations	–	–	118,014	–	118,014
General and administrative	26,977	7	13,360	(9,816)	30,528
Interest	32,727	–	15,894	–	48,621
Depreciation and amortization	2,427	–	110,899	–	113,326
Total expenses	62,131	7	258,167	(9,816)	310,489
(Loss) income from continuing operations before equity in earnings of affiliates and loss on early extinguishment of debt	(55,589)	(522)	154,602	–	98,491

Equity in earnings of affiliates	155,514	146,803	2,896	(305,213)	–
Loss on early extinguishment of debt	(6,485)	–	–	–	(6,485)
Income from continuing operations	93,440	146,281	157,498	(305,213)	92,006

Income from discontinued operations:
Income from discontinued operations before impairment of real estate	3,658	–	5,215	–	8,873
Impairment of real estate	–	–	(994)	–	(994)
Income from discontinued operations, net	3,658	–	4,221	–	7,879

Gain on sale of land parcel	–	–	46	–	46
Net income	97,098	146,281	161,765	(305,213)	99,931

Net income attributable to noncontrolling interests	–	–	2,833	–	2,833
Dividends on preferred stock	21,267	–	–	–	21,267
Net income attributable to unvested restricted stock awards	818	–	–	–	818
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$75,013	$146,281	$158,932	$(305,213)	$75,013

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended September 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$17,477	$41,925	$43,632	$(84,729)	$18,305
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	–	23	773	–	796
Reclassification adjustment for gains included in net income	–	(11)	(1,410)	–	(1,421)
Unrealized gains (losses) on marketable securities, net	–	12	(637)	–	(625)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(2,818)	–	–	–	(2,818)
Reclassification adjustment for amortization of interest expense included in net income	5,956	–	–	–	5,956
Unrealized gains on interest rate swaps, net	3,138	–	–	–	3,138
Foreign currency translation gains	–	–	15,104	–	15,104
Total other comprehensive income	3,138	12	14,467	–	17,617
Comprehensive income	20,615	41,937	58,099	(84,729)	35,922
Less: comprehensive income attributable to noncontrolling interests	–	–	(805)	–	(805)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$20,615	$41,937	$57,294	$(84,729)	$35,117

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Nine Months Ended September 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$74,331	$135,238	$146,821	$(279,669)	$76,721
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	–	10	1,353	–	1,363
Reclassification adjustment for losses (gains) included in net income	–	172	(2,279)	–	(2,107)
Unrealized gains (losses) on marketable securities, net	–	182	(926)	–	(744)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(9,982)	–	–	–	(9,982)
Reclassification adjustment for amortization of interest expense included in net income	17,626	–	–	–	17,626
Unrealized gains on interest rate swaps, net	7,644	–	–	–	7,644
Foreign currency translation gains	–	–	7,871	–	7,871
Total other comprehensive income	7,644	182	6,945	–	14,771
Comprehensive income	81,975	135,420	153,766	(279,669)	91,492
Less: comprehensive income attributable to noncontrolling interests	–	–	(2,379)	–	(2,379)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$81,975	$135,420	$151,387	$(279,669)	$89,113

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended September 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32,029	$50,666	$56,022	$(105,722)	$32,995
Other comprehensive income:
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	–	(172)	(497)	–	(669)
Reclassification adjustments for gains included in net income	–	(28)	(1,919)	–	(1,947)
Unrealized losses on marketable securities, net	–	(200)	(2,416)	–	(2,616)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(2,822)	–	–	–	(2,822)
Reclassification adjustment for amortization of interest expense included in net income	5,381	–	–	–	5,381
Unrealized losses on interest rate swaps, net	2,559	–	–	–	2,559
Foreign currency translation loss	–	–	(25,814)	–	(25,814)
Total other comprehensive income (loss)	2,559	(200)	(28,230)	–	(25,871)
Comprehensive income	34,588	50,466	27,792	(105,722)	7,124
Less: comprehensive income attributable to noncontrolling interests	–	–	(1,024)	–	(1,024)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$34,588	$50,466	$26,768	$(105,722)	$6,100

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Nine Months Ended September 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$97,098	$146,281	$161,765	$(305,213)	$99,931
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding losses arising during the period	–	(160)	(497)	–	(657)
Reclassification adjustments for gains included in net income	–	(28)	(1,919)	–	(1,947)
Unrealized losses on marketable securities, net	–	(188)	(2,416)	–	(2,604)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(8,077)	–	–	–	(8,077)
Reclassification adjustment for amortization of interest expense included in net income	16,121	–	–	–	16,121
Unrealized gains on interest rate swaps, net	8,044	–	–	–	8,044
Foreign currency translation loss	–	–	(19,255)	–	(19,255)
Total other comprehensive income (loss)	8,044	(188)	(21,671)	–	(13,815)
Comprehensive income	105,142	146,093	140,094	(305,213)	86,116
Less: comprehensive income attributable to noncontrolling interests	–	–	(2,885)	–	(2,885)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$105,142	$146,093	$137,209	$(305,213)	$83,231

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows

for the Nine Months Ended September 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$74,331	$135,238	$146,821	$(279,669)	$76,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,781	–	140,152	–	143,933
Loss on early extinguishment of debt	2,225	–	–	–	2,225
Gain on sale of land parcel	–	–	(1,864)	–	(1,864)
Gain on sale of real estate	–	–	(1,564)	–	(1,564)
Non-cash impairment of real estate	4,799	–	5,000	–	9,799
Amortization of loan fees and costs	5,307	–	2,020	–	7,327
Amortization of debt premiums/discounts	104	–	297	–	401
Amortization of acquired above and below market leases	–	–	(2,356)	–	(2,356)
Deferred rent	164	–	(19,380)	–	(19,216)
Stock compensation expense	10,412	–	–	–	10,412
Equity in income related to investments	–	26	–	–	26
Equity in income related to subsidiaries	(142,660)	(134,347)	(2,662)	279,669	–
Gain on sales of investments	–	(1,109)	(11,207)	–	(12,316)
Loss on sales of investments	–	195	1,412	–	1,607
Changes in operating assets and liabilities:
Restricted cash	(8)	–	449	–	441
Tenant receivables	11	–	(2,648)	–	(2,637)
Deferred leasing costs	4,232	–	(27,829)	–	(23,597)
Other assets	2,603	–	(5,833)	–	(3,230)
Intercompany receivables and payables	(49)	–	49	–	–
Accounts payable, accrued expenses, and tenant security deposits	3,592	–	37,786	–	41,378
Net cash (used in) provided by operating activities	(31,156)	3	258,643	–	227,490

Investing Activities
Proceeds from sale of property	–	–	36,179	–	36,179
Distributions from unconsolidated real estate entity related to sale of land parcel	–	–	22,250	–	22,250
Additions to properties	(1,192)	–	(404,874)	–	(406,066)
Purchase of properties	–	–	(42,171)	–	(42,171)
Change in restricted cash related to construction projects	–	–	(11,453)	–	(11,453)
Contributions to unconsolidated real estate entity	–	–	(5,042)	–	(5,042)
Investments in subsidiaries	(145,389)	(112,504)	(389)	258,282	–
Additions to investments	–	(160)	(21,837)	–	(21,997)
Proceeds from investments	–	1,944	17,961	–	19,905
Net cash used in investing activities	(146,581)	(110,720)	(409,376)	258,282	(408,395)

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)

for the Nine Months Ended September 30, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Principal borrowings from secured notes payable	–	–	2,874	–	2,874
Repayments of borrowings from secured notes payable	–	–	(8,125)	–	(8,125)
Proceeds from issuance of unsecured senior notes payable	544,649	–	–	–	544,649
Repurchase of unsecured senior convertible notes	(84,801)	–	–	–	(84,801)
Principal borrowings from unsecured senior line of credit and unsecured senior bank term loan	623,147	–	–	–	623,147
Repayments of borrowings from unsecured senior line of credit	(580,147)	–	–	–	(580,147)
Repayment of unsecured senior bank term loan	(250,000)	–	–	–	(250,000)
Redemption of Series C Preferred Stock	(129,638)	–	–	–	(129,638)
Proceeds from issuance of Series E Preferred Stock	124,868	–	–	–	124,868
Proceeds from issuance of common stock	98,443	–	–	–	98,443
Transfer to/from parent company	–	110,717	147,565	(258,282)	–
Change in restricted cash related to financings	–	–	(10,476)	–	(10,476)
Deferred financing costs paid	(15,065)	–	(5,352)	–	(20,417)
Proceeds from exercise of stock options	155	–	–	–	155
Dividends paid on common stock	(92,743)	–	–	–	(92,743)
Dividends paid on preferred stock	(21,348)	–	–	–	(21,348)
Distributions to redeemable noncontrolling interests	–	–	(943)	–	(943)
Redemption of redeemable noncontrolling interests	4	–	(154)		(150)
Contributions by noncontrolling interests	–	–	1,626	–	1,626
Distributions to noncontrolling interests	–	–	(770)	–	(770)
Net cash provided by financing activities	217,524	110,717	126,245	(258,282)	196,204

Effect of exchange rate changes on cash and cash equivalents	–	–	1,066	–	1,066

Net increase (decrease) in cash and cash equivalents	39,787	–	(23,422)	–	16,365
Cash and cash equivalents at beginning of period	10,608	–	67,931	–	78,539
Cash and cash equivalents at end of period	$50,395	$–	$44,509	$–	$94,904

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$23,693	$–	$7,259	$–	$30,952

Non-Cash Investing Activities
Note receivable from sale of real estate	$–	$–	$(6,125)	$–	$(6,125)

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows

for the Nine Months Ended September 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$97,098	$146,281	$161,765	$(305,213)	$99,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,427	–	114,633	–	117,060
Loss on early extinguishment of debt	6,485	–	–	–	6,485
Gain on sale of land parcel	–	–	(46)	–	(46)
Non-cash impairment of real estate	–	–	994	–	994
Amortization of loan fees and costs	5,134	–	1,615	–	6,749
Amortization of debt premiums/discounts	3,060	–	194	–	3,254
Amortization of acquired above and below market leases	–	–	(8,520)	–	(8,520)
Deferred rent	–	–	(17,239)	–	(17,239)
Stock compensation expense	8,449	–	–	–	8,449
Equity in loss related to investments	–	–	–	–	–
Equity in income related to subsidiaries	(155,514)	(146,803)	(2,896)	305,213	–
Gain on sales of investments	–	(236)	(3,319)	–	(3,555)
Loss on sales of investments	–	767	473	–	1,240
Changes in operating assets and liabilities:				–
Restricted cash	18	–	471	–	489
Tenant receivables	(2)	–	(1,326)	–	(1,328)
Deferred leasing costs	1,387	–	(52,968)	–	(51,581)
Other assets	2,071	–	(10,806)	–	(8,735)
Intercompany receivables and payables	(1,418)	–	1,418	–	–
Accounts payable, accrued expenses, and tenant security deposits	(13,361)	–	39,686	–	26,325
Net cash (used in) provided by operating activities	(44,166)	9	224,129	–	179,972

Investing Activities
Proceeds from sale of property	–	–	17,339	–	17,339
Distributions from unconsolidated real estate entity related to sale of land parcel	–	–	–	–	–
Additions to properties	(844)	–	(292,844)	–	(293,688)
Purchase of properties	–	–	(307,839)	–	(307,839)
Change in restricted cash related to construction projects	–	–	(2,891)	–	(2,891)
Contributions to unconsolidated real estate entity	–	–	(3,256)	–	(3,256)
Investments in subsidiaries	(415,486)	(396,720)	(10,093)	822,299	–
Additions to investments	–	(314)	(19,349)	–	(19,663)
Proceeds from investments	–	2,059	12,437	–	14,496
Net cash used in investing activities	(416,330)	(394,975)	(606,496)	822,299	(595,502)

14.          Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)

for the Nine Months Ended September 30, 2011
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Principal borrowings from secured notes payable	–	–	–	–	–
Repayments of borrowings from secured notes payable	–	–	(30,181)	–	(30,181)
Proceeds from issuance of unsecured senior notes payable	–	–	–	–	–
Repurchase of unsecured senior convertible notes	(221,439)	–	–	–	(221,439)
Principal borrowings from unsecured senior line of credit	1,990,317	–	–	–	1,990,317
Repayments of borrowings from unsecured senior line of credit	(1,674,317)	–	–	–	(1,674,317)
Repayment of unsecured senior bank term loan	–	–	–	–	–
Proceeds from issuance of Series E Preferred Stock	–	–	–	–	–
Proceeds from issuance of common stock	451,539	–	–	–	451,539
Change in restricted cash related to financings	–	–	2,591	–	2,591
Transfers due to/from parent company	–	394,474	427,825	(822,299)	–
Deferred financing costs paid	(20,124)	–	(144)	–	(20,268)
Proceeds from exercise of stock options	1,165	–	–	–	1,165
Dividends paid on common stock	(77,787)	–	–	–	(77,787)
Dividends paid on preferred stock	(21,268)	–	–	–	(21,268)
Distributions to redeemable noncontrolling interests	–	–	(939)	–	(939)
Contributions by noncontrolling interests	–	–	–	–	–
Distributions to noncontrolling interests	–	–	(2,084)	–	(2,084)
Net cash provided by financing activities	428,086	394,474	397,068	(822,299)	397,329

Effect of exchange rate changes on cash and cash equivalents	–	–	25	–	25

Net (decrease) increase in cash and cash equivalents	(32,410)	(492)	14,726	–	(18,176)
Cash and cash equivalents at beginning of period	48,623	602	42,007	–	91,232
Cash and cash equivalents at end of period	$16,213	$110	$56,733	$–	$73,056

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$24,296	$–	$13,717	$–	$38,013

15. Subsequent event

On October 29, 2012, our property at 450 East 29th Street, the East Tower of the Alexandria Center™ for Life Science – New York City, a multi-tenant building with 309,141 rentable square feet experienced water damage, along with many other properties owned by other landlords in New York City.  Initial assessments have identified minimal damage, with no damage to our building or structure.  While there has been some water damage in the underground parking area at our property, we are still assessing the impact.  Due to the recent occurrence of the water damage, we do not currently have an estimate of the costs to repair this damage, and we have provided each of the relevant insurance carriers a notice of claim.

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

•                  Government changes to the healthcare system and its negative impact on our client tenants;

•                  Adverse developments concerning the life science industry and/or our life science client tenants;

•                  The nature and extent of future competition;

•                  Lower rental rates, and/or higher vacancy rates;

•                  Failure to renew or replace expiring leases;

•                  Defaults on or non-renewal of leases by client tenants;

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

•                  Fluctuations in foreign currency exchange rates;

•                  Security breaches through cyber-attacks or cyber-intrusions that could disrupt our information technology networks and related systems; and

•                  Changes in the method of determining LIBOR rates which may adversely affect the fair value of our financial instruments and our earnings.

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner, preeminent REIT, and leading life science real estate company focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include leading multinational pharmaceutical companies, academic and medical institutions, public and private biotechnology entities, United States (“U.S.”) government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.  Our primary business objective is to maximize stakeholder value by providing our stakeholders with the greatest possible total return based on a multifaceted platform of internal and external growth.  Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities, driving growth and technological advances within each cluster.

As of September 30, 2012, we had 177 properties aggregating approximately 16.6 million rentable square feet, composed of approximately 14.4 million rentable square feet of operating properties, approximately 1.5 million rentable square feet undergoing active development, and approximately 0.7 million rentable square feet undergoing active redevelopment.  Our operating properties were approximately 93.0% leased as of September 30, 2012.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

2012 highlights

Core operating metrics

•                  Total revenues for the three months ended September 30, 2012, were $145.5 million, compared to total revenues for the three months ended September 30, 2011, of $138.1 million; total revenues for the nine months ended September 30, 2012, were $431.9 million, compared to total revenues for the nine months ended September 30, 2011, of $409.0 million;

•                  Net operating income (“NOI”) for the three months ended September 30, 2012, was $100.8 million, compared to NOI for the three months ended September 30, 2011, of $97.2 million; NOI for the nine months ended September 30, 2012, was $304.0 million, compared to NOI for the nine months ended September 30, 2011, of $291.0 million;

•                  Operating margins were at 69% for the three months ended September 30, 2012;

•                  Cash and GAAP same property net operating income increased 4.3% and decreased 0.9%, respectively, for the three months ended September 30, 2012;

•                  Cash and GAAP same property net operating income increased 2.6% and decreased 0.8%, respectively, for the nine months ended September 30, 2012;

•                  48% of our annualized base rent was from investment-grade client tenants;

•                  During the three months ended September 30, 2012, we executed 47 leases for 732,000 rentable square feet, including 266,000 rentable square feet of development and redevelopment space.  Rental rates decreased 2.9% and increased 7.6% on a cash and GAAP basis, respectively, on renewed/re-leased space;

•                  During the nine months ended September 30, 2012, we executed 146 leases for 2,603,000 rentable square feet, including 829,000 rentable square feet of development and redevelopment space.  Rental rates decreased 1.9% and increased 5.9% on a cash and GAAP basis, respectively, on renewed/re-leased space; excluding one lease for 48,000 rentable square feet related to one client tenant in the Research Triangle Park market, and one lease for 71,000 rentable square feet related to one client tenant in the Suburban Washington, D.C., market, rental rates for renewed/re-leased space were, on average, 0.1% higher and 7.3% higher than rental rates for expiring leases on a cash and GAAP basis, respectively; and

•                  The occupancy percentage for North America operating properties was 94.2%, and the occupancy percentage for North America operating and redevelopment properties was 90.0%; the occupancy percentage for all operating properties was 93.0%, including Asia properties, and the occupancy percentage for all operating and redevelopment properties was 88.3%, including Asia properties.

Value-added opportunities and external growth

•                  From November 2011 to September 2012, we completed the redevelopment of 10300 Campus Point Drive, located in the San Diego market, a 96% leased project with 279,138 rentable square feet, including the completion of 189,562 rentable square feet in September 2012

•                  In September 2012, we completed the development of 4755 Nexus Center Drive, located in the San Diego market, a 100% leased project with 45,255 rentable square feet;

•                  In June 2012, we completed the redevelopment of 3530/3550 John Hopkins Court, located in the San Diego market, a 100% leased project with 98,320 rentable square feet;

•                  In April 2012, we completed a development located in the Canada market, a 100% leased project with 26,426 rentable square feet;

•                  In April 2012, we commenced the unconsolidated joint venture development of 360 Longwood Avenue, located in the Greater Boston market, a 37% pre-leased project with 414,000 rentable square feet; and

•                  In January 2012, we commenced the development of 259 East Grand Avenue, located in the San Francisco Bay market, a 100% pre-leased building with 170,618 rentable square feet.

Significant balance sheet management milestones

•                  We have completed $75.1 million of asset sales year to date with an additional $34.0 million of land sales forecasted in fourth quarter 2012 for a total of $109.1 million; and an additional $84.5 million sales of income-producing assets in process;

•                  We established an “at the market” common stock offering program under which we may sell up to $250.0 million of our common stock; we raised $98.4 million in net proceeds from sales under this program for the nine months ended September 30, 2012, including $58.5 million in net proceeds from sales under this program for the three months ended September 30, 2012;

•                  In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million for a development project at 259 East Grand Avenue located in the San Francisco Bay market;

•                  In April 2012, we amended our $1.5 billion unsecured senior line of credit to reduce its interest rate and extend its maturity date to April 2017, assuming we exercise our sole right to extend the maturity date twice;

•                  In April 2012, we redeemed all $129.6 million of our outstanding 8.375% series C preferred stock;

•                  In March 2012, we completed a 6.45% series E preferred stock offering with net proceeds of $124.9 million;

•                  In February 2012, we completed our 4.60% unsecured senior notes offering with net proceeds of $544.6 million; net proceeds from the offering were used to repay certain outstanding variable rate bank debt;

•                  In February 2012, we repaid all $250.0 million of our 2012 unsecured senior bank term loan; and

•                  In January and April 2012, we retired all $84.8 million of our 3.70% unsecured senior convertible notes.

Events subsequent to quarter end

•                  In the fourth quarter of 2012, we expect to commence vertical construction of the ground-up development of 430 East 29th Street, the West Tower of the Alexandria Center™ for Life Science – New York City, a project with 419,806 rentable square feet located in the Greater NYC market.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we expect that our earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted and funds from operations (“FFO”) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted for the year ended December 31, 2012, will be as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, a non-GAAP measure, to earnings per share, the most directly comparable GAAP measure.

Guidance for the Year Ended December 31, 2012	Year Ended December 31, 2012
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.16 - $1.26
Depreciation and amortization	$3.00 - $3.06
Gain on sales of property	$(0.06)
Impairment of real estate	$0.16
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$4.32 - $4.36
Write-off of unamortized loan fees upon early retirement of the 2012 Unsecured Senior Bank Term Loan	$0.01
Write-off of unamortized loan fees upon modification of unsecured senior line of credit	$0.03
Preferred stock redemption charge	$0.10
Realized gain on equity investment primarily related to one non-tenant life science entity	$(0.09)
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$4.37 - $4.41

Key net operating income projection assumptions:
Same property net operating income growth – cash basis	3% to 4%
Same property net operating income growth – GAAP basis	Slightly negative/positive
Rental rate steps on lease renewals and re-leasing of space – cash basis	Slightly negative/positive
Rental rate steps on lease renewals and re-leasing of space – GAAP basis	Up to 5%
Straight-line rents	$6.5 million/qtr
Amortization of above and below market leases	$0.8 million/qtr
Realized gain on equity investment primarily related to one non-tenant life science entity	$5.8 million

Net operating income, net income, and FFO for the three months ended December 31, 2012

As of September 30, 2012, we had approximately $304.6 million and $277.5 million of construction in progress related to our five North American development and eight North American redevelopment projects, respectively. The completion of these projects, along with recently delivered projects, certain future projects, and contributions from same properties, is expected to contribute significant increases in rental income, net operating income, and cash flows.  Net operating income from continuing operations is projected to increase from $100.8 million for the three months ended September 30, 2012, to a range from $107.5 million to $109.5 million for the three months ended December 31, 2012 (after considering approximately $3.0 million in required reclassifications for discontinued operations.)  Operating performance assumptions related to the completion of our North America development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and Initial Stabilized Yields, are included on page 51.  Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables below.

The completion of our development and redevelopment projects will result in increased interest expense and other direct project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred.  Our projections for general and administrative expenses, capitalization of interest, and interest expense, net, are included in the tables on the preceding page and below.  Our projections of net operating income are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2011.  To the extent our full year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.  Further, we believe net operating income is a key performance indicator and is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.

Three Months Ended December 31, 2012 (in millions, except per share amounts)	Reported on October 26, 2012
Net operating income:
Continuing operations	$107.5 - $109.5
Incremental dispositions classified in discontinued operations	$3.0
Total net operating income	$110.5 - $112.5
General and administrative	$11.0 - $12.0
Capitalization of interest	$13.6 - $14.6
Interest	$18.0 - $20.0
Depreciation and amortization	$42.6 - $47.7
Preferred stock dividends	$6.5
Other	$1.0 - $1.4
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$26.9 - $30.9
FFO	$72.0 - $73.0
FFO per share – diluted	$1.15 - $1.17

Leasing

For the three months ended September 30, 2012, we executed a total of 47 leases for approximately 732,000 rentable square feet at 34 different properties (excluding month-to-month leases).  Of this total, approximately 352,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 380,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 380,000 rentable square feet, approximately 266,000 rentable square feet related to our development or redevelopment programs, and the remaining approximately 114,000 rentable square feet related to previously vacant space.  Rental rates for this renewed/re-leased space were, on average, approximately 2.9% lower on a cash basis and approximately 7.6% higher on a GAAP basis than rental rates for the respective expiring leases.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.8 months, with respect to the 732,000 rentable square feet leased during the three months ended September 30, 2012.  Approximately 75% of the number of leases executed during the three months ended September 30, 2012, did not include concessions for free rent.  Weighted average lease term for the three months ended September 30, 2012, was 6.8 years.

For the nine months ended September 30, 2012, we executed a total of 146 leases for approximately 2,603,000 rentable square feet at 77 different properties (excluding month-to-month leases).  Of this total, approximately 1,161,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 1,442,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 1,442,000 rentable square feet, approximately 829,000 rentable square feet related to our development or redevelopment programs, and the remaining approximately 613,000 rentable square feet related to previously vacant space.  Rental rates for this renewed/re-leased space were, on average, approximately 1.9% lower on a cash basis and approximately 5.9% higher on a GAAP basis than rental rates for the respective expiring leases.  Excluding one lease for 48,000 rentable square feet related to one client tenant in the Research Triangle Park market and one lease for 71,000 rentable square feet related to one client tenant in the Suburban Washington, D.C., market, rental rates for renewed/re-leased space were, on average, 0.1% higher and 7.3% higher than rental rates for expiring leases on a cash and GAAP basis, respectively.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.7 months, with respect to the 2,603,000 rentable square feet leased during the nine months ended September 30, 2012.  Approximately 71% of the number of leases executed during the nine months ended September 30, 2012, did not include concessions for free rent.  Weighted average lease term for the nine months ended September 30, 2012, was 7.1 years.

As of September 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index, and approximately 91% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

Summary of Lease Expirations

The following table summarizes information with respect to the lease expirations at our properties as of September 30, 2012:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	Annualized Base Rent of Expiring Leases (per RSF)
2012	21	(1)	490,382	(1)	3.5%	$25.84
2013	88		953,531		6.9%	$28.31
2014	86		1,237,589		8.9%	$30.23
2015	67		1,259,426		9.1%	$31.81
2016	52		1,432,820		10.3%	$30.33
2017	59		1,506,498		10.9%	$30.38
2018	19		1,143,754		8.3%	$39.62
2019	16		595,324		4.3%	$34.18
2020	15		731,680		5.3%	$40.36
2021	19		697,828		5.0%	$38.70
Thereafter	32		2,151,820		15.5%	$39.15

							Annualized
	2012 RSF of Expiring Leases						Base Rent of
		Negotiating/	Targeted for		Remaining		Expiring Leases	Market Rent
Market	Leased	Anticipating	Redevelopment		Expiring Leases	Total	(per RSF)	per RSF (2)
Greater Boston	13,091	3,169	–		40,207	56,467	$31.58	$25.00 - $59.00
San Francisco Bay	–	–	32,074	(3)	21,176	53,250	63.16	$20.00 - $47.00
San Diego	23,218	–	243,550	(4)	3,000	269,768	21.94	$16.00 - $36.00
Greater NYC	–	–	–		–	–	–	N/A
Suburban Washington, D.C.	–	–	–		–	–	–	$14.00 - $32.00
Seattle	14,198	–	66,776	(5)	5,339	86,313	13.38	$17.00 - $44.00
Research Triangle Park	4,575	–	–		10,052	14,627	24.34	$10.00 - $32.00
Canada	–	–	–		–	–	–	N/A
Non-cluster markets	–	–	–		–	–	–	N/A
Asia	–	–	–		9,957	9,957	9.77	$8.00 - $26.00
Total	55,082	3,169	342,400		89,731	490,382 (1)	$25.84
Percentage of expiring leases	11%	1%	70%		18%	100%

							Annualized
	2013 RSF of Expiring Leases						Base Rent of
		Negotiating/	Targeted for		Remaining		Expiring Leases	Market Rent
Market	Leased	Anticipating	Redevelopment		Expiring Leases	Total	(per RSF)	per RSF (2)
Greater Boston	–	102,215	–		80,290	182,505	$39.33	$25.00 - $59.00
San Francisco Bay	–	51,281	–		234,764	286,045	26.18	$20.00 - $47.00
San Diego	2,835	–	–		128,876	131,711	21.73	$16.00 - $36.00
Greater NYC	–	–	–		–	–	–	N/A
Suburban Washington, D.C.	–	66,162	54,906	(6)	127,190	248,258	30.55	$14.00 - $32.00
Seattle	–	–	–		–	–	–	N/A
Research Triangle Park	–	16,560	–		52,928	69,488	18.62	$10.00 - $32.00
Canada	–	–	–		–	–	–	N/A
Non-cluster markets	–	4,006	–		21,224	25,230	16.85	$14.00 - $22.00
Asia	–	2,314	–		7,980	10,294	15.54	$8.00 - $26.00
Total	2,835	242,538	54,906		653,252	953,531	$28.31
Percentage of expiring leases	–%	25%	6%		69%	100%

(1)                  Excludes 10 month-to-month leases for approximately 25,000 rentable square feet.

(2)                  Based upon rental rates achieved in recently executed leases over the trailing 12 months.

(3)                  Represents a future redevelopment project containing 32,074 rentable square feet at 2625/2627/2631 Hanover Street in the Palo Alto submarket.  The current lease expiration date is December 31, 2012.  The client tenant may extend the lease on a short-term basis.  Upon rollover, we expect to commence redevelopment of this property.

(4)                  Represents a project containing 176,500 rentable square feet of non-laboratory space at 3013/3033 Science Park Road, which consists of two buildings acquired in April 2012.  The property was 100% leased on a short-term basis and, upon rollover in the fourth quarter of 2012, we expect to redevelop approximately 98,000 rentable square feet.  The remaining 78,500 rentable square feet will be classified as future developable square feet.  Also, represents a future redevelopment project containing 67,000 rentable square feet at 4757 Nexus Center Drive.  The current lease expiration date at 4757 Nexus Center Drive is November 14, 2012.

(5)                  Represents a future redevelopment project containing 66,776 rentable square feet of office space at 1616 Eastlake Boulevard in the Seattle market. Of the 66,776 rentable square feet targeted for redevelopment into laboratory space, approximately 41,000 rentable square feet, or 61%, has been pre-leased.  Redevelopment of this space began in October 2012.

(6)                  Represents a project containing 54,906 rentable square feet at 5 Research Court in the Rockville submarket.  We expect to redevelop the asset into single or multi-tenant laboratory space beginning in the fourth quarter of 2013.

Client tenants

Our life science properties are leased to a diverse group of client tenants, with no client tenant accounting for more than 7.3% of our annualized base rent.  The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of September 30, 2012 (dollars in thousands):

			Remaining Lease		Approximate Aggregate	Percentage of Aggregate		Percentage of Aggregate	Investment-Grade Entities (3)
		Number	Term in Years		Rentable	Total	Annualized	Annualized	Fitch	Moody’s	S&P	Education/
	Client Tenant	of Leases	(1)	(2)	Square Feet	Square Feet	Base Rent	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	11	4.1	4.3	608,876	3.7%	$30,544	7.3%	AA	Aa2	AA-	–
2	Bristol-Myers Squibb Company	6	5.1	5.4	419,624	2.5	15,840	3.8	A+	A2	A+	–
3	Eli Lilly and Company	5	8.8	10.4	262,182	1.6	15,048	3.6	A	A2	AA-	–
4	FibroGen, Inc.	1	11.1	11.1	234,249	1.4	14,197	3.4	–	–	–	–
5	Roche	3	5.5	5.6	348,918	2.1	13,867	3.3	AA-	A1	AA-	–
6	Illumina, Inc.	1	19.1	19.1	346,581	2.1	13,474	3.2	–	–	–	–
7	United States Government	8	4.3	5.3	324,577	1.9	12,727	3.0	AAA	Aaa	AA+	–
8	GlaxoSmithKline plc	4	7.2	6.9	207,812	1.2	10,238	2.4	A+	A1	A+	–
9	Celgene Corporation	4	9.0	8.9	255,780	1.5	9,565	2.3	–	Baa2	BBB+	–
10	Massachusetts Institute of Technology	3	4.7	4.9	178,952	1.1	8,230	2.0	–	Aaa	AAA	✓
11	The Regents of the University of California	3	8.9	8.9	182,242	1.1	7,435	1.8	AA+	Aa1	AA	✓
12	NYU-Neuroscience Translational Research Institute	2	13.2	12.4	78,597	0.5	6,993	1.7	–	Aa3	AA-	✓
13	Alnylam Pharmaceuticals, Inc. (4)	1	4.0	4.0	129,424	0.8	6,066	1.4	–	–	–	–
14	Gilead Sciences, Inc.	1	7.8	7.8	109,969	0.7	5,824	1.4	–	Baa1	A-	–
15	Pfizer Inc.	2	6.7	6.5	116,518	0.7	5,502	1.3	A+	A1	AA	–
16	The Scripps Research Institute	2	4.2	4.1	99,377	0.6	5,197	1.2	AA-	Aa3	–	✓
17	Theravance, Inc. (5)	2	7.7	7.7	130,342	0.8	4,895	1.2	–	–	–	–
18	Infinity Pharmaceuticals, Inc.	2	2.3	2.3	68,020	0.4	4,423	1.1	–	–	–	–
19	Qiagen N.V.	2	3.8	3.8	158,879	0.9	4,380	1.0	–	–	–	–
20	Quest Diagnostics Incorporated	1	4.3	4.3	248,186	1.5	4,341	1.0	BBB+	Baa2	BBB+	–
	Total/Weighted Average:	64	7.1	7.5	4,509,105	27.1%	$198,786	47.4%

(1)         Represents remaining lease term in years based on percentage of leased square feet.

(2)         Represents remaining lease term in years based on percentage of annualized base rent in effect as of September 30, 2012.

(3)         Ratings obtained from Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.

(4)         As of June 30, 2012, Novartis AG owned approximately 11% of the outstanding stock of Alnylam Pharmaceuticals, Inc.

(5)         As of July 25, 2012, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

The chart below shows client tenant business type by annualized base rent as of September 30, 2012:

Location of properties

The locations of our properties are diversified among a number of life science cluster markets.  The following table sets forth, as of September 30, 2012, the total rentable square feet and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet					Number of
Market	Operating	Development	Redevelopment	Total	% Total	Properties	Annualized Base Rent

Greater Boston	2,789,481	303,143	329,438	3,422,062	21%	35	$107,743	26%

San Francisco Bay	2,252,790	456,740	53,980	2,763,510	16	25	88,535	21

San Diego	2,628,695	127,373	53,784	2,809,852	17	36	82,974	20

Greater NYC	534,827	–	–	534,827	3	6	31,278	7

Suburban Washington, D.C.	2,334,863	–	101,183	2,436,046	15	31	48,768	12

Seattle	694,042	–	52,141	746,183	4	10	27,052	6

Research Triangle Park	941,807	–	–	941,807	6	14	19,213	5

Canada	1,096,077	–	–	1,096,077	7	5	9,172	2

Non-cluster markets	61,002	–	–	61,002	–	2	599	–

North America	13,333,584	887,256	590,526	14,811,366	89	164	415,334	99

Asia	592,188	618,976	112,061	1,323,225	8	9	4,588	1

Continuing operations	13,925,772	1,506,232	702,587	16,134,591	97	173	$419,922	100%

Discontinued operations	504,130	–	–	504,130	3	4

Total	14,429,902	1,506,232	702,587	16,638,721	100%	177

(1)               Annualized base rent means the annualized fixed base rental amount in effect as of September 30, 2012 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

Our average occupancy rate for operating properties as of December 31 of each year from 2000 to 2011, and September 30, 2012, was approximately 94.9%.  Our average occupancy rate for operating and redevelopment properties as of December 31 of each year from 2000 to 2011, and September 30, 2012, was approximately 88.7%.

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

Development projects generally consist of the ground-up development of generic and reusable life science laboratory facilities.  Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space, including the conversion of single-tenancy space to multi-tenancy space, or vice versa.  We anticipate execution of new active development projects for aboveground vertical construction of new life science laboratory space generally only with pre-leasing.  Preconstruction activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective also includes the advancement of preconstruction efforts to reduce the time required to deliver projects to prospective client tenants.  These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings.  Ultimately, these projects will provide high-quality facilities for the life science industry and are expected to generate significant revenue and cash flows for the Company.

Development and redevelopment projects in Asia represent development opportunities focusing on life science laboratory space for our current client tenants and other life science entities.  These projects focus on real estate investments with targeted returns on investment greater than returns expected in the U.S.  We have approximately 422,000 square feet undergoing construction in India.  Additionally, we have a two-building development project located in North China aggregating approximately 309,000 rentable square feet undergoing construction.  Our development, redevelopment, and preconstruction projects as well as certain real estate in Asia are classified as construction in progress.

Our investments in real estate, net, consisted of the following as of September 30, 2012 (dollars in thousands):

	September 30, 2012
	Book Value	Square Feet
Land (related to rental properties)	$506,823
Buildings and building improvements	4,682,998
Other improvements	184,301
Rental properties	5,374,122	14,429,902
Less: accumulated depreciation	(854,332)
Rental properties, net	4,519,790

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	304,619	887,256
Active redevelopment in North America	277,506	590,526
Generic infrastructure/building improvement projects in North America	72,739	–
Active development and redevelopment in Asia	95,301	731,037
	750,165	2,208,819

Subtotal	5,269,955	16,638,721

Land/future value-added projects:
Land held for future development in North America	326,932	5,451,000
Land undergoing preconstruction activities (additional CIP) in North America	597,631	2,370,000
Land held for future development/land undergoing preconstruction activities (additional CIP) in Asia	78,511	6,789,000
	1,003,074	14,610,000

Investment in unconsolidated real estate entity	26,998	414,000
Investments in real estate, net	$6,300,027	31,662,721

The following table provides detail on our North America development and redevelopment projects as of September 30, 2012 (dollars in thousands):

	Project RSF			Leased Status RSF					Investment							Initial Stabilized		Project
Market – Submarket/	In							% Leased/	September 30, 2012		To Complete				Total at	Yield (1)		Start	Occupancy	Stabilization
Property	Service	CIP	Total	Leased	Negotiating	Marketing	Total	Negotiating	In Service	CIP	2012		Thereafter		Completion	Cash	GAAP	Date	Date	Date
Development projects in North America
Greater Boston – Cambridge
225 Binney Street	–	303,143	303,143	303,143	–	–	303,143	100%	$–	$84,163	$8,788		$87,322		$180,273	7.5%	8.1%	4Q11	4Q13	4Q13

San Francisco Bay – Mission Bay
499 Illinois Street (2)	–	222,780	222,780	–	–	222,780	222,780	–	$–	$111,219	$2,867		$39,123		$153,209	6.4%	7.2%	2Q11	2Q14	1Q15

San Francisco Bay – South SF
259 East Grand Avenue (3)	–	170,618	170,618	170,618	–	–	170,618	100%	$–	$45,226	$13,498	(3)	$22,137	(3)	$80,861	7.8-8.2%	7.8-8.2%	1Q12	4Q12	4Q12
400/450 East Jamie Court	99,694	63,342	163,036	127,732	–	35,304	163,036	78%	$58,481	$39,340	$5,962		$9,230		$113,013	4.2%	4.3%	4Q06	3Q11	2Q13
Other - 400/450 East Jamie Court (4)									$20,659	$(20,659)

San Diego – University Town Center
5200 Illumina Way	–	127,373	127,373	127,373	–	–	127,373	100%	$–	$45,330	$2,229		$1,741		$49,300	7.0%	10.8%	4Q10	4Q12	4Q12
Development projects in North America	99,694	887,256	986,950	728,866	–	258,084	986,950	74%	$79,140	$304,619	$33,344		$159,553		$576,656

Redevelopment projects in North America
Greater Boston – Cambridge
400 Technology Square	–	212,123	212,123	169,939	–	42,184	212,123	80%	$–	$111,297	$15,891		$17,500		$144,688	8.1%	8.9%	4Q11	4Q12	4Q13

Seattle – Lake Union
1551 Eastlake Avenue	65,342	52,141	117,483	74,914	8,000	34,569	117,483	71%	$36,148	$20,366	$2,730		$4,766		$64,010	6.7%	6.7%	4Q11	4Q11	4Q13

Suburban and other redevelopment projects	18,461	326,262	344,723	211,388	55,270	78,065	344,723	77%	$11,840	$151,650	$7,504		$37,590		$208,584
Other – suburban and other redevelopment projects (4)									$5,807	$(5,807)
Redevelopment projects in North America	83,803	590,526	674,329	456,241	63,270	154,818	674,329	77%	$53,795	$277,506	$26,125		$59,856		$417,282
Total development and redevelopment projects in North America	183,497	1,477,782	1,661,279	1,185,107	63,270	412,902	1,661,279	75%	$132,935	$582,125	$59,469		$219,409		$993,938

(1)         As of September 30, 2012, 96% of our overall leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.  Our Initial Stabilized Yield on a cash basis reflects cash rents upon stabilization and does not reflect contractual rent escalations beyond the stabilization date.  We expect, on average, our contractual cash rents related to our value-added projects to increase over time.

(2)         The cash and GAAP Initial Stabilized Yields related to the development of 499 Illinois Street declined by approximately 0.3% and 0.2%, respectively, to allow for a slightly longer absorption period.  Despite this change, we still expect to achieve overall yields for the entire project (including the occupied portion of 409 Illinois Street) within our original expectations of 6.5%-7.0% and 7.2%-7.6% for cash and GAAP, respectively.

(3)         Funding for this project will be provided primarily by the $55.0 million secured construction loan we closed in June 2012.

(4)         As of the period end, some portion of the real estate basis associated with the rentable square feet under development or redevelopment was classified as in service because activities necessary to prepare the asset for its intended use were no longer in process.  In the near future, we anticipate recommencing activities necessary to prepare the asset for its intended use upon execution of leasing and final decisions related to the design of each space.

The following table summarizes the components of the square footage of our future value-added projects in North America as of September 30, 2012:

Market	Land Undergoing Preconstruction Activities (additional CIP)		Land Held for Future Development	Total Land (1)	Future Redevelopment (2)

Greater Boston	1,589,000	(3)	155,000	1,744,000	119,000

San Francisco Bay - Mission Bay	–		290,000	290,000	–

San Francisco Bay - South San Francisco	–		1,024,000	1,024,000	40,000

San Diego	255,000	(4)	522,000	777,000	264,000

Greater NYC	420,000	(1) (5)	–	420,000	–

Suburban Washington, D.C.	–		1,274,000	1,274,000	416,000

Seattle	106,000	(6)	959,000	1,065,000	82,000

Other markets	–		1,085,000	1,085,000	105,000

Canada	–		142,000	142,000	–

Total future value-added projects in North America	2,370,000		5,451,000	7,821,000	1,026,000

(1)

In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting the future ground-up development of approximately 385,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease.

(2)

Our asset base also includes non-laboratory space (office, warehouse, and industrial space) identified for future conversion into life science laboratory space through redevelopment. These spaces are classified in investments in real estate, net, in the condensed consolidated balance sheets.

(3)	Represents preconstruction related to four future ground-up development projects aggregating 1.6 million rentable square feet related to The Alexandria Center™ at Kendall Square.
(4)

Represents preconstruction related to a future development site for 205,000 rentable square feet in Torrey Pines. This site also contains a parking structure and other improvements. Additionally, this also includes a future development site for 50,000 rentable square feet in University Town Center.

(5)

Represents preconstruction related to a future ground-up development project for 419,806 rentable square feet for the West Tower of the Alexandria Center™ for Life Science – New York City. Our investment to date includes costs related to steel, curtain wall, foundation, and underground parking garage.

(6)	Represents preconstruction related to a future ground-up development project for 106,000 rentable square feet in Lake Union.

As of September 30, 2012, our rental properties, net, in Asia, were made up of five operating properties aggregating approximately 592,000 square feet, with occupancy of 68%.  Annualized base rent of our operating properties in Asia was approximately $4.2 million as of September 30, 2012. Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

Our investments in real estate, net, in Asia, consisted of the following as of September 30, 2012 (dollars in thousands, except per square foot amount):

	September 30, 2012
	Book Value	Square Feet	Cost per Square Foot
Rental properties, net, in China	$21,435	299,484	$72
Rental properties, net, in India	31,191	292,704	107

CIP/current value-added projects:
Active development in China	56,098	309,476	181
Active development in India	26,337	309,500	85
Active redevelopment projects in India	12,866	112,061	115
	95,301	731,037	130

Land held for future development/land undergoing preconstruction activities (additional CIP) - India	78,511	6,789,000	12
Total investments in real estate, net, in Asia	$226,438	8,112,225	$28

The following table provides detail on our Asia development and redevelopment projects as of September 30, 2012 (dollars in thousands):

	Project RSF			Leased Status RSF					Investment
	In							Leased/	September 30, 2012		To Complete		Total at
Description	Service	CIP	Total	Leased	Negotiating	Marketing	Total	Negotiating %	In Service	CIP	2012	Thereafter	Completion
China development project	–	309,476	309,476	–	–	309,476	309,476	–%	$–	$56,098	$1,767	$24,435	$82,300
India development projects	–	309,500	309,500	–	–	309,500	309,500	–%	–	26,337	7,939	17,509	51,785
India redevelopment projects	29,546	112,061	141,607	29,546	44,660	67,401	141,607	52%	3,729	12,866	4,774	1,340	22,709
Total active development and redevelopment in Asia	29,546	731,037	760,583						$3,729	$95,301	$14,480	$43,284	$156,794

Significant balance sheet management milestones (in thousands)

Milestones	Transaction Date	Amount (1)
Issuance of common stock under “at the market” common stock offering program (2)	June 2012 to September 2012	$98,429
Secured construction loan with aggregate commitment of $55.0 million (3)	June 2012	$55,000
Amendment of $1.5 billion unsecured senior line of credit (4)	April 2012	$1,500,000
Redemption of 8.375% Series C Preferred Stock	April 2012	$(129,638)
Issuance of 6.45% Series E Preferred Stock	March 2012	$124,868
Sale of interest in land parcel to joint venture partner	March 2012	$31,360
Repayment of 2012 Unsecured Senior Bank Term Loan	February 2012	$(250,000)
4.60% unsecured senior notes offering	February 2012	$544,649
Repurchase of 3.70% Unsecured Senior Convertible Notes	January/April 2012	$(84,801)

(1)	Net of discounts and offering costs, as applicable.
(2)	We may sell, from time to time, up to $250.0 million of our common stock under our “at the market” common stock offering program.
(3)	Outstanding balance of secured construction loan as of September 30, 2012, was approximately $2 million.
(4)	Outstanding balance of unsecured senior line of credit as of September 30, 2012, was approximately $413 million.

Investment-grade ratings and key credit metrics

In July 2011, we received investment-grade ratings from two major rating agencies.  Receipt of our investment-grade ratings was a significant milestone that we believe will provide long-term value to our stakeholders.  Key strengths of our balance sheet and business that highlight our investment-grade credit profile include balance sheet liquidity, a diverse and creditworthy client tenant base, well-located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.  This significant milestone broadens our access to another key source of debt capital and allows us to continue to pursue our long-term capital, investment, and operating strategies.  The issuance of investment-grade unsecured senior notes payable has allowed us to begin the transition from bank debt financing to unsecured senior notes payable, from variable rate debt to fixed rate debt, and from short-term debt to long-term debt.  While this transition of bank debt is in process, we will utilize interest rate swap agreements to reduce our interest rate risk.  We expect to keep our unhedged variable rate debt at less than 20% of our total debt.

	Three Months Ended September 30,
Key Credit Metrics (1)	2012	2011
Net debt to adjusted EBITDA	7.6x	6.8x
Net debt to gross assets (excluding cash and restricted cash) (2)	38%	36%
Fixed charge coverage ratio	2.5x	2.7x
Interest coverage ratio	3.1x	3.4x
Unencumbered net operating income as a percentage of total net operating income	73%	66%
Liquidity – unsecured senior line of credit availability and unrestricted cash (2)	$1.2 billion	$0.8 billion
Non-income-producing assets as a percentage of gross real estate (2)	25%	25%
Unhedged variable rate debt as a percentage of total debt (2)	15%	51%

(1)	These metrics reflect certain non-GAAP financial measures. See “Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.
(2)	At the end of the period.

Critical Accounting Policies

Refer to our annual report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting policies, which include rental properties, net, land held for future development, construction in progress, discontinued operations, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, and recognition of rental income and tenant recoveries. There have been no significant changes to these policies during the nine months ended September 30, 2012.

Results of operations

The following table presents information regarding our asset base and value-added projects as of September 30, 2012 and 2011:

	September 30,
Rentable square feet	2012	2011
Rentable square feet of operating properties	14,429,902	13,599,073
Rentable square feet of total properties	16,638,721	14,877,807
Number of properties	177	171
Occupancy – operating	93.0%	94.6%
Occupancy – operating and redevelopment	88.3%	89.3%
Annualized base rent per leased rentable square foot	$34.32	$34.39

As a result of changes within our total property portfolio, the financial data presented in the table on the following page shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active development and active redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”).  Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.  For the three months ended September 30, 2012 and 2011, our Same Properties consisted of 136 operating properties aggregating approximately 10.0 million rentable square feet with occupancy of 93.7% and 93.2% for each period, respectively.  For the nine months ended September 30, 2012 and 2011, our Same Properties consisted of 133 operating properties aggregating approximately 9.8 million rentable square feet with occupancy of 93.7% and 93.5% for each period, respectively.

Net operating income is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus loss on early extinguishment of debt, depreciation and amortization, interest expense, and general and administrative expense.  We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it reflects primarily those income and expense items that are incurred at the property level.  Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets.  Net operating income on a cash basis is net operating income on a GAAP basis, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe net operating income is useful to investors as a performance measure, because when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Property operating expenses that are included in determining net operating income consist of costs that are related to our operating properties, such as utilities, repairs and maintenance, rental expense related to ground leases, contracted services, such as janitorial, engineering, and landscaping, property taxes and insurance, and property level salaries.  General and administrative expenses consist primarily of accounting and corporate compensation, including stock compensation, corporate insurance, professional fees, office rent, and office supplies, that are incurred as part of corporate office management. Net operating income presented by us may not be comparable to net operating income reported by other equity REITs that define net operating income differently.  We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our condensed consolidated statements of income.  Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions.

Comparison of the three months ended September 30, 2012, to the three months ended September 30, 2011

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenues:
Rental – Same Properties	$82,008	$81,842	$166	–%
Rental – Non-Same Properties	26,359	20,511	5,848	29
Total rental	108,367	102,353	6,014	6

Tenant recoveries – Same Properties	27,023	27,903	(880)	(3)
Tenant recoveries – Non-Same Properties	7,425	5,323	2,102	39
Total tenant recoveries	34,448	33,226	1,222	4

Other income – Same Properties	279	22	257	1168
Other income – Non-Same Properties	2,361	2,453	(92)	(4)
Total other income	2,640	2,475	165	7

Total revenues – Same Properties	109,310	109,767	(457)	–
Total revenues – Non-Same Properties	36,145	28,287	7,858	28
Total revenues	145,455	138,054	7,401	5

Expenses:
Rental operations – Same Properties	32,739	32,473	266	1
Rental operations – Non-Same Properties	11,875	8,386	3,489	42
Total rental operations	44,614	40,859	3,755	9

Net operating income:
Net operating income – Same Properties	76,571	77,294	(723)	(1)
Net operating income – Non-Same Properties	24,270	19,901	4,369	22
Total net operating income	100,841	97,195	3,646	4

Other expenses:
General and administrative	12,485	10,289	2,196	21
Interest	17,094	14,273	2,821	20
Depreciation and amortization	47,176	38,747	8,429	22
Loss on early extinguishment of debt	–	2,742	(2,742)	(100)
	76,755	66,051	10,704	16
Income from continuing operations	$24,086	$31,144	$(7,058)	(23%)

Rental revenues

Total rental revenues for the three months ended September 30, 2012, increased by $6.0 million, or 6%, to $108.4 million, compared to $102.4 million for the three months ended September 30, 2011.  The increase was due to rental revenues from our Non-Same Properties, including eight development and redevelopment projects that were completed and delivered after July 1, 2011, and three operating properties that were acquired after July 1, 2011.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, increased by $1.2 million, or 4%, to $34.4 million, compared to an increase of $3.7 million, or 9%, of rental operating expenses.  Non-Same Properties tenant recoveries increased by $2.1 million, while Non-Same Properties rental operating expenses increased by $3.5 million, primarily due to some vacancies related to development and redevelopment properties delivered into operating properties since July 1, 2011, and an increase in certain non-recoverable expenses.  As of September 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2012 and 2011, of $2.6 million and $2.5 million, respectively, represents construction management fees, interest, and investment income.  The increase of approximately $0.1 million is primarily due to an increase in construction management fees and interest income, offset by lower investment income, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Rental operating expenses

Total rental operating expenses for the three months ended September 30, 2012, increased by $3.7 million, or 9%, to $44.6 million, compared to $40.9 million for the three months ended September 30, 2011.  Approximately $3.5 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to eight development and redevelopment projects that were completed and delivered after July 1, 2011, and three operating properties that were acquired after July 1, 2011.  The remaining $0.2 million increase was due to increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily due to normal year-over-year increases in repairs and maintenance expenses and rental expense related to ground leases.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2012, increased by $2.2 million, or 21%, to $12.5 million, compared to $10.3 million for the three months ended September 30, 2011.  The increase was primarily due to an increase in payroll expenses related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets.  Since July 1, 2011, the number of our employees has increased by approximately 14%.  As a percentage of total revenues, general and administrative expenses were 8.6% and 7.5%, respectively, for the three months ended September 30, 2012 and 2011.

Interest expense

Interest expense for the three months ended September 30, 2012, increased by $2.8 million, or 20%, to $17.1 million, compared to $14.3 million for the three months ended September 30, 2011, detailed as follows (in thousands):

	Three Months Ended September 30,
Component	2012	2011	Change
Secured notes payable	$10,151	$11,652	$(1,501)
Unsecured senior convertible notes	6	1,812	(1,806)
Unsecured senior notes payable	6,405	–	6,405
Unsecured senior line of credit	2,570	6,243	(3,673)
Unsecured senior bank term loan	6,237	3,666	2,571
Interest rate swaps	5,956	5,381	575
Amortization of loan fees and other interest	2,532	2,185	347
Capitalized interest	(16,763)	(16,666)	(97)
Total interest expense	$17,094	$14,273	$2,821

Interest expense increased primarily due to the issuance of our unsecured senior notes payable and an increase in the balance outstanding on our unsecured senior bank term loans since July 1, 2011.  This increase was partially offset by repayments of five secured notes payable approximating $45.2 million and repurchases of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”) aggregating $203.4 million since July 1, 2011.  Interest expense related to our unsecured senior line of credit also decreased, primarily due to a lower average balance outstanding during the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and a decrease in effective interest rate from 2.52% as of September 30, 2011, to 1.43% as of September 30, 2012.   We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources - Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2012, increased by $8.5 million, or 22%, to $47.2 million, compared to $38.7 million for the three months ended September 30, 2011.  The increase resulted primarily from increased depreciation related to building improvements and other assets, including eight development and redevelopment projects that were completed and delivered after July 1, 2011, and three operating properties that were acquired after July 1, 2011.

Loss on early extinguishment of debt

During the three months ended September 30, 2012, we did not recognize any loss on early extinguishment of debt.  During the three months ended September 30, 2011, we recognized an aggregate loss on early extinguishment of debt of approximately $2.7 million related to the repurchase, in privately negotiated transactions, of approximately $121.1 million principal amount of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $122.8 million.

(Loss) income from discontinued operations, net

Loss from discontinued operations, net, of $5.8 million for the three months ended September 30, 2012, includes the results of the operations of four operating properties that were classified as “held for sale” as of September 30, 2012, and the results of operations of five properties sold during the three months ended September 30, 2012.  Income from discontinued operations, net, of $1.8 million for the three months ended September 30, 2011, includes the results of operations of four properties that were classified as “held for sale” as of September 30, 2012, two properties held for sale as of September 30, 2011, and the results of operations of five properties sold during the three months ended September 30, 2012.

Impairment of real estate

In September 2012, four properties aggregating 504,130 rentable square feet met the classification requirements for held for sale.  During the three months ended September 30, 2012, we recorded impairment charges aggregating approximately $9.8 million to reduce the aggregate carrying value of the properties to the estimated sales price less costs to sell. We used the preliminary sales price estimates based on offers from prospective buyers as a significant observable input (level 2) within the valuation hierarchy to determine the estimated fair value of these assets.

Comparison of the nine months ended September 30, 2012, to the nine months ended September 30, 2011

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (in thousands):

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenues:
Rental – Same Properties	$242,447	$241,513	$934	–%
Rental – Non-Same Properties	75,800	68,019	7,781	11
Total rental	318,247	309,532	8,715	3

Tenant recoveries – Same Properties	78,829	79,573	(744)	(1)
Tenant recoveries – Non-Same Properties	20,177	15,697	4,480	29
Total tenant recoveries	99,006	95,270	3,736	4

Other income – Same Properties	337	69	268	388
Other income – Non-Same Properties	14,313	4,109	10,204	248
Total other income	14,650	4,178	10,472	251

Total revenues – Same Properties	321,613	321,155	458	–
Total revenues – Non-Same Properties	110,290	87,825	22,465	26
Total revenues	431,903	408,980	22,923	6

Expenses:
Rental operations – Same Properties	94,360	92,108	2,252	2
Rental operations – Non-Same Properties	33,524	25,906	7,618	29
Total rental operations	127,884	118,014	9,870	8

Net operating income:
Net operating income – Same Properties	227,253	229,047	(1,794)	(1)
Net operating income – Non-Same Properties	76,766	61,919	14,847	24
Total net operating income	304,019	290,966	13,053	4

Other expenses:
General and administrative	35,152	30,528	4,624	15
Interest	51,243	48,621	2,622	5
Depreciation and amortization	140,778	113,326	27,452	24
Loss on early extinguishment of debt	2,225	6,485	(4,260)	(66)
	229,398	198,960	30,438	15
Income from continuing operations	$74,621	$92,006	$(17,385)	(19%)

Rental revenues

Total rental revenues for the nine months ended September 30, 2012, increased by $8.7 million, or 3%, to $318.2 million, compared to $309.5 million for the nine months ended September 30, 2011.  The increase was due to rental revenues from our Non-Same Properties, including nine development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.

Tenant recoveries

Total tenant recoveries for the nine months ended September 30, 2012, increased by $3.7 million, or 4%, to $99.0 million, compared to $95.3 million for the nine months ended September 30, 2011.  Same Properties tenant recoveries decreased by $0.8 million while Same Properties rental operating expenses increased by $2.3 million, primarily due to some vacancies and an increase in certain non-recoverable operating expenses from our Same Properties.  The increase of approximately $4.5 million from our Non-Same Properties tenant recoveries was primarily due to nine development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.  As of September 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2012 and 2011, of $14.7 million and $4.2 million, respectively, represents construction management fees, interest, and investment income.  The increase of approximately $10.5 million is primarily due to an increase in investment income, including a realized gain of $5.8 million on an equity investment primarily related to one non-tenant life science entity, plus an increase in interest income for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Rental operating expenses

Total rental operating expenses for the nine months ended September 30, 2012, increased by $9.9 million, or 8%, to $127.9 million, compared to $118.0 million for the nine months ended September 30, 2011.  Approximately $7.6 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to nine development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.  The remaining $2.3 million increase was due to increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily due to normal year-over-year increases in repairs and maintenance expenses.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2012, increased by $4.7 million, or 15%, to $35.2 million, compared to $30.5 million for the nine months ended September 30, 2011.  The increase was primarily due to costs associated with the Amended and Restated Employment Agreement with our Chief Executive Officer to provide the Company with a performance-based compensation program.  Additionally, the increase in general and administrative expenses was related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets.  Since September 30, 2011, the number of our employees has increased by approximately 11%.  As a percentage of total revenues, general and administrative expenses were 8.1% and 7.5%, respectively, for the nine months ended September 30, 2012 and 2011.

Interest expense

Interest expense for the nine months ended September 30, 2012, increased by $2.6 million, or 5%, to $51.2 million, compared to $48.6 million for the nine months ended September 30, 2011, detailed as follows (in thousands):

	Nine Months Ended September 30,
Component	2012	2011	Change
Secured notes payable	$30,393	$35,274	$(4,881)
Unsecured senior convertible notes	239	8,303	(8,064)
Unsecured senior notes payable	14,921	–	14,921
Unsecured senior line of credit	13,003	21,121	(8,118)
Unsecured senior bank term loan	15,412	5,838	9,574
Interest rate swap	17,627	16,121	1,506
Amortization of loan fees and other interest	7,502	6,869	633
Capitalized interest	(47,854)	(44,905)	(2,949)
Total interest expense	$51,243	$48,621	$2,622

Interest expense increased primarily due to the issuance of our unsecured senior notes payable and an increase in the balance outstanding on our unsecured senior bank term loans since January 1, 2011.  This increase was partially offset by repayments of seven secured notes payable approximating $55.7 million and repurchases of all our 3.70% Unsecured Senior Convertible Notes aggregating $295.1 million since January 1, 2011.  Interest expense related to our unsecured senior line of credit also decreased, primarily due to a lower average balance outstanding during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, and a decrease in effective interest rate from 2.52% as of September 30, 2011 to 1.43% as of September 30, 2012.   We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources - Contractual Obligations – Interest Rate Swap Agreements”).  Capitalized interest for the nine months ended September 30, 2012, increased by $3.0 million, or 7% to $47.9 million, compared to $44.9 million for the nine months ended September 30, 2011, primarily due to increased development and redevelopment activities partially offset by deliveries made since January 1, 2011, and a reduction of our overall interest rates during the nine months ended September 30, 2012, due to our refinancing activities.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2012, increased by $27.5 million, or 24%, to $140.8 million, compared to $113.3 million for the nine months ended September 30, 2011.  The increase resulted primarily from increased depreciation related to building improvements and other assets, including nine development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.  Depreciation also increased as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to zero in connection with planned redevelopments.

Loss on early extinguishment of debt

During the nine months ended September 30, 2012, we recognized a loss on early extinguishment of debt of approximately $2.2 million, including $1.6 million related to the write-off of unamortized loan fees upon modification of our unsecured senior line of credit and $0.6 million related to the write-off of unamortized loan fees resulting from the early repayment of $250.0 million of our 2012 Unsecured Senior Bank Term Loan.  During the nine months ended September 30, 2011, we recognized losses on early extinguishment of debt of approximately $6.5 million, composed of an aggregate loss of $5.2 million related to the repurchases, in privately negotiated transactions, of approximately $217.1 million principal amount of our 3.70% Unsecured Convertible Notes for an aggregate cash price of approximately $221.4 million, and a $1.3 million loss related to the write-off of unamortized loan fees upon the early repayment of $500 million of our 2012 Unsecured Term Loan.

Income from discontinued operations, net

Income from discontinued operations, net, of $0.2 million for the nine months ended September 30, 2012, includes the results of the operations of four operating properties that were classified as “held for sale” as of September 30, 2012, and the results of operations of six properties sold during the nine months ended September 30, 2012.  Income from discontinued operations, net, of $7.9 million for the nine months ended September 30, 2011, includes the results of operations of four properties that were classified as “held for sale” as of September 30, 2012, two properties held for sale as of September 30, 2011, and the results of operations of six properties sold during the nine months ended September 30, 2012.

Impairment of real estate

In September 2012, four properties aggregating 504,130 rentable square feet met the classification requirements for held for sale.  During the nine months ended September 30, 2012, we recorded impairment charges aggregating approximately $9.8 million to reduce the aggregate carrying value of the properties to the estimated sales price less costs to sell. We used the preliminary sales price estimates based on offers from prospective buyers as a significant observable input (level 2) within the valuation hierarchy to determine the estimated fair value of these assets.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for property acquisitions, development, redevelopment, other construction projects, capital improvements, tenant improvements, leasing costs, non-incremental revenue generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Net cash provided by operating activities	$227,490	$179,972	$47,518
Net cash used in investing activities	$(408,395)	$(595,502)	$187,107
Net cash provided by financing activities	$196,204	$397,329	$(201,125)

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Net cash provided by operating activities	$227,490	$179,972	$47,518
Changes in assets and liabilities	(12,355)	34,830	(47,185)
Net cash provided by operating activities before changes in assets and liabilities	$215,135	$214,802	$333

Net cash provided by operating activities for the nine months ended September 30, 2012, increased by $47.5 million, or 26%, to $227.5 million, compared to $180.0 million for the nine months ended September 30, 2011.  The increase resulted primarily from changes in assets and liabilities for the nine months ended September 30, 2012, compared to the same period in 2011. Excluding the increase in operating cash flow from changes in operating assets and liabilities, cash flow from operations increased by $0.3 million, to $215.1 million, compared to $214.8 million for the nine months ended September 30, 2011, primarily due to the timing of acquisitions and dispositions and the start of and completion of development and redevelopment properties since January 1, 2011.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of September 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Our average occupancy rate for operating properties as of September 30, 2012, and December 31 of each year from 2000 to 2011 was approximately 94.9%.  Our average occupancy rate for operating and redevelopment properties as of September 30, 2012, and December 31 of each year from 2000 to 2011 was approximately 88.7%.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2012, was $408.4 million, compared to $595.5 million for the nine months ended September 30, 2011.  This change consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Proceeds from sale of property	$36,179	$17,339	$18,840
Additions to properties	(406,066)	(293,688)	(112,378)
Purchase of properties	(42,171)	(307,839)	265,668
Other	3,663	(11,314)	14,977
Net cash used in investing activities	$(408,395)	$(595,502)	$187,107

The change in net cash used in investing activities for the nine months ended September 30, 2012, is primarily due to a lower investment amount in property acquisitions in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, offset by increased capital expenditures related to our development and redevelopment projects during the nine months ended September 30, 2012.

Real estate asset sales

See discussion in “Sources of Capital – Real Estate Asset Sales.”

Acquisitions

In April 2012, we acquired 3013/3033 Science Park Road located in the San Diego market, which consists of two life science laboratory buildings aggregating 176,500 rentable square feet, for approximately $13.7 million.  The property was 100% leased on a short-term basis, and thereafter, we expect to redevelop approximately 98,000 rentable square feet.  The remaining square footage will be classified as future developable square feet once the existing client tenant vacates.  We expect to provide an estimate of our initial stabilized yields in the future upon commencement of development/redevelopment activity.  Initial Stabilized yield is calculated as the quotient of net operating income and our investment in the property at stabilization (“Initial Stabilized Yield”).

Development and redevelopment

As of September 30, 2012, 96% of our overall leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.  Our Initial Stabilized Yield on a cash basis reflects cash rents upon stabilization and does not reflect contractual rent escalations beyond the stabilization date.  We expect, on average, our contractual cash rents related to our value-added projects to increase over time.

During the three and nine months ended September 30, 2012, we executed leases aggregating 266,000 and 829,000 rentable square feet, respectively, related to our development and redevelopment projects.

In the fourth quarter of 2012, we expect to commence a ground-up development of a multi-tenant laboratory building with 419,806 rentable square feet at 430 East 29th Street, the West Tower of the Alexandria Center™ for Life Science – New York City.  We expect to provide an estimate of our Initial Stabilized Yields next quarter upon commencement of ground-up development.

From November 2011 to September 2012, we completed the redevelopment of 279,138 rentable square feet, including the completion of 189,562 rentable square feet in September 2012, at 10300 Campus Point Drive, located in the San Diego market.  This property is a multi-tenant campus with 449,759 rentable square feet that is 96% leased to (1) Eli Lilly and Company, (2) The Regents of the University of California, (3) Celgene Corporation, and (4) Covance Inc.  The Initial Stabilized Yield on a cash and GAAP basis for the 279,138 rentable square feet redevelopment project was approximately 7.9% and 7.7%, respectively.

In September 2012, we completed the development of 4755 Nexus Center Drive, located in the San Diego market, a single-tenant building with 45,255 rentable square feet that is 100% leased to Optimer Pharmaceuticals, Inc.  The Initial Stabilized Yield on a cash and GAAP basis for this project was approximately 6.8% and 7.5%, respectively.

In June 2012, we completed the redevelopment of 3530/3550 John Hopkins Court, located in the San Diego market, a multi-tenant campus with 98,320 rentable square feet that is 100% leased to (1) Genomics Institute of the Novartis Research Foundation, a non-profit research institute, and (2) a leading industrial biotechnology company.  The Initial Stabilized Yield on a cash and GAAP basis for this project was approximately 8.9% and 9.1%, respectively.

In April 2012, we completed the development of a building located in the Canadian market with 26,426 rentable square feet that is 100% leased to GlaxoSmithKline plc.  The Initial Stabilized Yield on a cash and GAAP basis for this project was approximately 7.7% and 8.3%, respectively.

In April 2012, we commenced ground-up development of 360 Longwood Avenue, located in the Longwood Medical Area of the Greater Boston market, our unconsolidated joint venture development project with 414,000 rentable square feet that is 37% pre-leased to the Dana-Farber Cancer Institute, Inc.  Dana-Farber Cancer Institute, Inc. also has an option to lease an additional two floors of approximately 99,000 rentable square feet, or an additional 24% of the total rentable square feet of the project.  We expect to achieve an unlevered Initial Stabilized Yield on a cash and GAAP basis in a range from 8.1% to 8.5% and 8.7% to 9.1%, respectively.  Funding for this project is provided primarily by capital from our joint venture partner and a $213.2 million non-recourse secured construction loan.  Additionally, our share of the future funding is expected to be less than the $22.3 million distribution we received in March 2012, upon admittance of the new partner and refinancing of the project.

In January 2012, we commenced a ground-up development of a single-tenant building with 170,618 rentable square feet at 259 East Grand Avenue located in the San Francisco Bay market that is 100% pre-leased to Onyx Pharmaceuticals Inc.  We expect to achieve an Initial Stabilized Yield on both a cash and GAAP basis for this property in a range from 7.8% to 8.2%.  Funding for this project will be provided primarily by the $55.0 million secured construction loan we closed in June 2012.

Capital expenditures and tenant improvements

See discussion in “Uses of Capital – Summary of Capital Expenditures.”

Financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2012, decreased by $201.1 million, to $196.2 million, compared to $397.3 million for the nine months ended September 30, 2011.  This decrease consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Borrowings from secured notes payable	$2,874	$–	$2,874
Repayments of borrowings from secured notes payable	(8,125)	(30,181)	22,056
Proceeds from issuance of unsecured senior notes payable	544,649	–	544,649
Repurchases of unsecured senior convertible notes	(84,801)	(221,439)	136,638
Principal borrowings from unsecured senior line of credit	623,147	1,990,317	(1,367,170)
Repayment of unsecured senior line of credit	(580,147)	(1,174,317)	594,170
Repayment of unsecured senior bank term loan	(250,000)	(500,000)	250,000
Redemption of Series C Preferred Stock	(129,638)	–	(129,638)
Proceeds from issuance of Series E Preferred Stock	124,868	–	124,868
Proceeds from issuance of common stock	98,443	451,539	(353,096)
Dividend payments	(114,091)	(99,055)	(15,036)
Other	(30,975)	(19,535)	(11,440)
Net cash provided by financing activities	$196,204	$397,329	$(201,125)

Closed secured construction loan for development project in San Francisco Bay market

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million.  The construction loan matures in July 2015, and we have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.  The construction loan will be used to fund the majority of the cost to complete the development of a 100% pre-leased life science laboratory building with 170,618 rentable square feet at 259 East Grand Avenue in the San Francisco Bay market.  The construction loan bears interest at the London Interbank Offered Rate (“LIBOR”) or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the federal funds rate in effect on the day of borrowing (“Base Rate”), plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of September 30, 2012, commitments of $53.0 million were available.

4.60% unsecured senior notes payable offering

In February 2012, we completed the issuance of our 4.60% unsecured senior notes (“4.60% Unsecured Senior Notes”) due in February 2022.  Net proceeds of approximately $544.6 million were used to repay certain outstanding variable rate bank debt, including the entire $250.0 million of our 2012 Unsecured Senior Bank Term Loan, and approximately $294.6 million of outstanding borrowings under our unsecured senior line of credit.  In connection with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees for the three months ended March 31, 2012.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Total Debt to Total Assets	Less than or equal to 60%	39%
Consolidated EBITDA to interest expense	Greater than or equal to 1.5x	5.9x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	259%
Secured Debt to Total Assets	Less than or equal to 40%	9%

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

Debt repayments/amendments

The following table outlines certain debt repayments and amendments for the nine months ended September 30, 2012 (in thousands):

	Nine Months Ended September 30, 2012
		Loss on Early
	Debt	Extinguishment
	Repayments	of Debt
Repurchase of 3.70% Unsecured Senior Convertible Notes	$84,801	$–
Repayment of 2012 Unsecured Senior Bank Term Loan	250,000	623
Amendment of $1.5 billion unsecured senior line of credit	–	1,602
	$334,801	$2,225

In February 2012, we repaid the entire $250.0 million outstanding balance on our 2012 Unsecured Senior Bank Term Loan.  In connection with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees for the three months ended March 31, 2012.

In April 2012, we amended our $1.5 billion unsecured senior line of credit with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings.  The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend the stated maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees for the three months ended June 30, 2012.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	36%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	2.5x
Secured Debt Ratio	Less than or equal to 40.0%	8%
Unsecured Leverage Ratio	Less than or equal to 60.0%	40%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	7.8x

(1)

For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, dated as of April 30, 2012, which is filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.

“At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  During the nine months ended September 30, 2012, we sold an aggregate of 1,366,977 shares of common stock for gross proceeds of approximately $100.0 million at an average stock price of $73.15 and net proceeds of approximately $98.4 million.  This includes the sale of an aggregate of 793,291 shares of common stock for gross proceeds of approximately $59.5 million at an average stock price of $74.97 and net proceeds of approximately $58.5 million during the three months ended September 30, 2012.  As of September 30, 2012, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Retirement of 3.70% unsecured senior convertible notes

During January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Senior Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  During April 2012, we repurchased the remaining outstanding $1.0 million in principal amount of the notes.  In aggregate, we repurchased approximately $84.8 million in principal amount of the notes and we did not recognize a gain or loss as a result during the six months ended June 30, 2012.

6.45% series E preferred stock offering

In March 2012, we completed a public offering of 5,200,000 shares of our series E preferred stock (“Series E Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs).  The proceeds were initially used to reduce the outstanding borrowings under our unsecured senior line of credit. We then borrowed funds under our unsecured senior line of credit to redeem our series C preferred stock (“Series C Preferred Stock”).

8.375% series C preferred stock redemption

In April 2012, we redeemed all 5,185,500 outstanding shares of our Series C Preferred Stock at a price equal to $25.00 per share, or approximately $129.6 million in aggregate, and paid $0.5234375 per share, representing accumulated and unpaid dividends to the redemption date on such shares.  We recognized a charge of approximately $6.0 million to net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in March 2012, related to the write-off of original issuance costs of the Series C Preferred Stock.

Dividends

During the nine months ended September 30, 2012 and 2011, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Common stock dividends	$92,743	$77,787	$14,956
Series C Preferred Stock dividends	5,428	8,143	(2,715)
Series D Preferred Stock dividends	13,125	13,125	–
Series E Preferred Stock dividends	2,795	–	2,795
	$114,091	$99,055	$15,036

The increase in dividends paid on our common stock is due to an increase in the related dividends to $1.49 per common share for the nine months ended September 30, 2012, from $1.35 per common share for the nine months ended September 30, 2011.  The increase was also due to an increase in common stock outstanding.  Total common stock outstanding as of December 31, 2011, was 61,560,472 shares, compared to 54,966,925 shares as of December 31, 2010.  Total common stock outstanding as of September 30, 2012, was 63,161,177 shares, compared to 61,463,839 shares as of September 30, 2011.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2012, will be satisfied by the following multiple sources of capital as shown in the table below.  There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.  Our liquidity available under our unsecured senior line of credit and from cash equivalents was approximately $1.2 billion as of September 30, 2012.

	Reported on October 26, 2012						Reported on July 30, 2012
Sources and Uses of Capital for the Year Ended December 31, 2012 (in millions)	Completed		Projected		Total		Total
Sources of capital:
Net cash provided by operating activities less dividends	$53		$28		$81	(1)	$81
Asset and land sales	75		76 - 81	(2)	151 - 156		112
Unsecured senior notes payable	550		–		550		550
Borrowings on secured construction financing	2		22		24		24
Series E Preferred Stock issuance	125		–		125		125
Issuances under “at the market” common stock offering program	98		–	(3)	98		40
Debt, equity, and joint venture capital	51	(4)	57 - 84	(4)	108 - 135		236
Total sources of capital	$954		$183 - 215		$1,137 - 1,169		$1,168

Uses of capital:
Development, redevelopment, and construction	$429		$167		$596	(5)	$646
Notes receivable from asset and land sales	6		13 - 45		19 - 51		–
Acquisitions	46		–		46		46
Secured debt repayments	8		3		11	(6)	11
2012 Unsecured Senior Bank Term Loan repayment	250		–		250		250
3.70% Unsecured Senior Convertible Notes repurchase	85		–		85		85
Series C Preferred Stock redemption	130		–		130		130
Total uses of capital	$954		$183 - 215		$1,137 - 1,169		$1,168

(1)

See tables of “Key Net Operating Income Projection Assumptions” and projections table in the “Net Operating Income, Net Income, and FFO for the Three Months Ended December 31, 2012” section on page 44 and 45.

(2)

Represents an estimate of sources of capital from pending asset and land sales.  As noted in “Real Estate Asset Sales” on page 70, we have other incremental dispositions in process aggregating $84.5 million, a portion of which may close during the three months ended December 31, 2012.

(3)	See “Debt, equity, and joint venture capital.”
(4)	Represents an estimate of sources of capital primarily consisting of borrowings under our unsecured senior line of credit and proceeds from our “at the market” common stock offering program.
(5)

See “Investment to Complete” columns in the “Development and Redevelopment Projects in North America” table on page 51 for additional details underlying this estimate.  The decrease of approximately $50 million from the approximately $646 million previously reported on July 30, 2012, is primarily attributable to the timing of the spending moving from the three months ended December 31, 2012, to the year ended December 31, 2013.

(6)	Based upon contractually scheduled payments or maturity dates.

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

Sources of capital

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of September 30, 2012, we had $1.1 billion available under our $1.5 billion unsecured senior line of credit.

Cash and cash equivalents

As of September 30, 2012, we had approximately $94.9 million of cash and cash equivalents.  We expect existing cash and cash equivalents, and cash flows from operations, to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Funds held in trust under the terms of certain secured notes payable	$32,575	$12,724
Funds held in escrow related to construction projects	5,651	5,648
Other restricted funds	6,637	4,960
Total	$44,863	$23,332

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Real estate asset sales

In September 2012, four properties aggregating 504,130 rentable square feet met the classification requirements for held for sale. The current buyers are expected to reposition these assets and/or incur significant investments to re-tenant the properties. During the three months ended September 30, 2012, we recorded impairment charges aggregating approximately $9.8 million to reduce the aggregate carrying value of the properties to the estimated sales price less costs to sell.  The following table represents the completed and projected real estate asset sales as of September 30, 2012 (in thousands, except per square foot amounts):

			Rentable/	Sales	Occupancy	Annualized
		Date	Developable	Price	at Date	GAAP	Sales		Gain
Description	Location	of Sale	Square Feet	per SF	of Sale	NOI (1)	Price (2)		on Sale
Land parcels and assets with a previous operating component:
1201/1209 Mercer Street (3)	Seattle	September 2012	76,029	$73	0%	$45	$5,570		$54
801 Dexter Avenue North (3)	Seattle	August 2012	120,000	$72	0%	$(96)	8,600		$55
Land parcel	Greater Boston	March 2012	(4)	$275	N/A	N/A	31,360		$1,864
Sale of land parcels and assets with a previous operating component							45,530

Income-producing properties:
200 Lawrence Drive/210 Welsh Pool Road	Pennsylvania	July 2012	210,866	$94	100%	$2,193	19,750	(5)	$103
155 Fortune Boulevard (6)	Route 495/Worcester	July 2012	36,000	$222	100%	$804	8,000		$1,350
5110 Campus Drive (6)	Pennsylvania	May 2012	21,000	$86	71%	$77	1,800		$2
Sales of income-producing properties							29,550	(7)

Completed sales subtotal							75,080

Sales in process	Various	Pending	261,000	$130	N/A	$(470)	34,000	(8)	TBD
Subtotal							109,080

Other incremental dispositions
Sales in process (9)	Various	Pending	504,130	$168	N/A	$12,798	84,500		TBD

Total projected dispositions							$193,580

(1)	Annualized using actual year-to-date results as of the quarter end prior to date of sale or September 30, 2012.
(2)	Represents contractual sales price for assets sold or contractual/estimated sale price for sales in process.
(3)	Properties sold to residential developers.
(4)

In March 2012, we sold one-half of our 55% interest in a land parcel supporting a project with 414,000 rentable square feet for approximately $31.4 million, or approximately $275 per rentable square foot.

(5)

Sales price reflects the near-term lease expiration of a client tenant occupying 38,513 rentable square feet, or 18% of the total rentable square feet, on the date of sale. In connection with the sale, we received an interest-only secured note receivable for $6.1 million due in 2018.

(6)	Properties were sold to client tenants.
(7)	The weighted average capitalization rate (annualized GAAP NOI divided by sales price) related to sales of income-producing assets in the nine months ended September 30, 2012, was 10.4%.
(8)	Includes a $13.3 million amortizing secured note receivable due in 2014.
(9)

Includes four properties, which the buyers expect to renovate. During the three months ended September 30, 2012, we recognized an aggregate charge for impairment of real estate of approximately $9.8 million to adjust the carrying values of the four properties to their fair value, less costs to sell. We may receive a note receivable in connection with sale of one property. One sale may close during the three months ended December 31, 2012.

Secured construction loans

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million.  The construction loan matures in July 2015, and we have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.  The construction loan will be used to fund the majority of the cost to complete the development of a 100% pre-leased life science laboratory building with 170,618 rentable square feet at 259 East Grand Avenue in the San Francisco Bay market.  The construction loan bears interest at LIBOR or Base Rate, plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of September 30, 2012, commitments of $53.0 million were available.

“At the market” common stock offering program

See discussion in “Cash Flows - Financing Activities - At the Market Common Stock Offering Program.”

Uses of capital

Summary of capital expenditures

The following table summarizes the components of our total capital expenditures for the nine months ended September 30, 2012, which includes interest, property taxes, insurance, payroll costs, and other indirect project costs (in thousands):

Construction spending – actual	Nine Months Ended September 30, 2012
Development projects in North America	$135,914
Redevelopment projects in North America	145,042
Preconstruction	57,418
Generic infrastructure/building improvement projects in North America (1)	73,387
Development and redevelopment projects in Asia	17,067
Total construction spending (2)	$428,828

The following table summarizes the components of our total projected capital expenditures for the three months ended December 31, 2012, and the period thereafter.  Expenditures include indirect project costs, including interest, property taxes, insurance, and payroll costs (in thousands):

Construction spending – projection	Three Months Ended December 31, 2012	Year Ended December 31, 2013	Thereafter
Active development projects in North America	$33,344	$122,582	$36,971
Active redevelopment projects in North America	26,125	59,720	136
Preconstruction	26,609	84,475	TBD	(3)
Generic infrastructure/building improvement projects in North America	43,484	67,872	TBD	(3)
Future projected construction projects (4)	27,612	250,000 - 300,000	TBD	(3)
Development and redevelopment projects in Asia	10,173	30,258	17,060
Total construction spending (2)	$167,347	$614,907 - 664,907	$54,167

(1)	Includes revenue-enhancing projects and amounts shown in the table on the following page related to non-incremental revenue-enhancing capital expenditures.
(2)	Amounts include indirect project costs, including interest, property taxes, insurance, and payroll costs.
(3)

Estimated spending beyond 2013 related to preconstruction, generic infrastructure improvements, major capital spending, and projected construction projects will be determined at a future date and is contingent upon many factors.

(4)

Includes future ground-up development related to the West Tower of the Alexandria Center™ for Life Science – New York City. Also, includes future redevelopment projects in North America at 1616 Eastlake Avenue, 2625/2627/2631 Hanover Street, 3033 Science Park Road, 4757 Nexus Center Drive, 5 Research Court, and 6175 Nancy Ridge Drive.

The table below shows the average per square foot property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment) for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
Non-incremental revenue-enhancing capital expenditures (1):	2012	2011
Major capital expenditures	$182,247	$461,268
Other building improvements	$1,556,346	$1,395,256
Square feet in asset base	13,962,954	13,251,608
Per square foot:
Major capital expenditures	$0.01	$0.03
Other building improvements	$0.11	$0.11
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$2,576,059	$1,351,234
Re-tenanted square feet	268,083	299,430
Per square foot	$9.61	$4.51
Renewal space
Tenant improvements and leasing costs	$3,434,682	$3,166,478
Renewal square feet	892,966	866,285
Per square foot	$3.85	$3.66

(1)	Major capital expenditures typically consist of significant improvements such as roof and HVAC systems replacements. Other building improvements exclude major capital expenditures.
(2)	Excludes space that has undergone redevelopment before re-tenanting.

We expect our future capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment) on a per square foot basis to be approximately in the amounts shown in the preceding table.

Capitalized interest for the nine months ended September 30, 2012 and 2011, of approximately $47.9 million and $44.9 million, respectively, is included in investments in real estate, net, as well as the table on the preceding page summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, including projects in India and China, aggregating approximately $9.4 million and $12.2 million for the nine months ended September 30, 2012 and 2011, respectively. Such costs are also included in the “Summary of Capital Expenditures” section on the preceding page.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Indirect project costs, including personnel, construction administration, legal fees, and office costs that clearly relate to projects under construction, are capitalized during the period in which activities necessary to prepare the asset for its intended use take place.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities, without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $5.7 million for the nine months ended September 30, 2012.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease.  Total initial direct leasing costs capitalized during the nine months ended September 30, 2012 and 2011, were approximately $28.8 million and $36.5 million, respectively, of which approximately $7.8 million and $8.9 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Retirement of 3.70% unsecured senior convertible notes

See discussion in “Cash Flows - Financing Activities - Retirement of 3.70% Unsecured Senior Convertible Notes.”

Acquisitions

Refer to “Liquidity and Capital Resources - Acquisitions.”

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

Contractual obligations and commitments

Contractual obligations as of September 30, 2012, consisted of the following (in thousands):

		Payments by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Secured notes payable (1) (2)	$719,873	$2,741	$357,884	$246,151	$113,097
Unsecured senior notes payable (1)	550,250	–	250	–	550,000
Unsecured senior line of credit (3)	413,000	–	–	–	413,000
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	–	750,000	–
2017 Unsecured Senior Bank Term Loan (5)	600,000	–	–	–	600,000
Estimated interest payments on fixed rate and hedged variable rate debt (6)	270,717	20,543	170,439	46,394	33,341
Estimated interest payments on variable rate debt (7)	67,457	616	22,905	43,070	866
Ground lease obligations	669,325	1,998	20,906	20,068	626,353
Other obligations	6,641	307	1,645	1,809	2,880
Total	$4,047,263	$26,205	$574,029	$1,107,492	$2,339,537

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the condensed consolidated balance sheets.
(2)

Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.3 million, of which approximately $20.9 million matures in 2014. See discussion at Note 5, Secured and Unsecured Senior Debt for additional information.

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

(6)

Estimated interest payments on our fixed rate debt and hedged variable rate debt were based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(7)	The interest payments on variable rate debt were based on the interest rates in effect as of September 30, 2012.

Ground lease obligations

Ground lease obligations as of September 30, 2012, included leases for 25 of our properties and four land development parcels.  Excluding one ground lease related to a future redevelopment, our lease obligations have remaining lease terms from 41 to 197 years, including extension options.

Commitments

In addition to the above, as of September 30, 2012, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $359.4 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $55.5 million for certain investments over the next six years.

A 100% owned subsidiary of the Company previously executed a ground lease, as ground lessee, for the development site for the West Tower of the Alexandria Center™ for Life Science – New York City.  That ground lease requires the construction of the West Tower building approximating 419,806 rentable square feet to commence no later than October 31, 2013.  Commencement of construction of the second building includes, among other things, site preparation in order to accommodate a construction crane, erection of a construction crane, renewal of permits, and updating of the construction plans and specifications.  The ground lease provides further that substantial completion of the second building occur by October 31, 2015, requiring satisfying conditions that include substantially completed construction in accordance with the plans and the issuance of either temporary or permanent certificates of occupancy for the core and shell.  The ground lease also provides that by October 31, 2016, the ground lessee obtain a temporary or permanent certificate of occupancy for the core and shell of both the first building (which has occurred) and the second building.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between both parties under the ground lease.  Lastly, if the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

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

The following table summarizes our interest rate swap agreements as of September 30, 2012 (in thousands):

					Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Interest Pay Rate (1)	Fair Value as of September 30, 2012	September 30, 2012	December 31, 2012	December 31, 2013	December 31, 2014
December 2006	December 29, 2006	March 31, 2014	4.990%	$(3,614)	$50,000	$50,000	$50,000	$–
October 2007	October 31, 2007	September 30, 2013	4.642%	(2,251)	50,000	50,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.622%	(555)	25,000	25,000	–	–
October 2007	July 1, 2008	March 31, 2013	4.625%	(555)	25,000	25,000	–	–
December 2006	November 30, 2009	March 31, 2014	5.015%	(5,449)	75,000	75,000	75,000	–
December 2006	November 30, 2009	March 31, 2014	5.023%	(5,458)	75,000	75,000	75,000	–
December 2006	December 31, 2010	October 31, 2012	5.015%	(440)	100,000	–	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(180)	250,000	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(180)	250,000	250,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(90)	125,000	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.480%	(90)	125,000	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.495%	(95)	125,000	125,000	–	–
December 2011	December 30, 2011	December 31, 2012	0.508%	(99)	125,000	125,000	–	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,041)	–	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,041)	–	–	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(526)	–	–	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(526)	–	–	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,574)	–	–	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,572)	–	–	–	250,000
Total				$(25,336)	$1,400,000	$1,300,000	$950,000	$500,000

(1)

In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.75%.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of September 30, 2012, the largest aggregate notional amount in effect at any single point in time with an individual counterparty was $375.0 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of September 30, 2012, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $25.3 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the forecasted hedge transactions affect earnings.  We have not posted any collateral related to our interest rate swap agreements.  For the nine months ended September 30, 2012 and 2011, approximately $17.6 million and $16.1 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $16.5 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

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

Inflation

As of September 30, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies between periods, and on a consistent basis, without having to account for differences caused by investment decisions, financing decisions, terms of securities, capital structures, and capital market transactions. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”). The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales and impairments of real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the estimated fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the non-cash write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses from early extinguishment of debt and preferred stock redemption charges, less realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items which are allocable to our unvested restricted stock awards. Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

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

We believe that AFFO is a useful supplemental performance measure because it further adjusts to: (1) deduct certain expenditures that, although capitalized and included in depreciation expense, do not enhance the revenue or cash flows of our properties; (2) eliminate the effect of straight-lining our rental income and capitalizing income from development projects in order to reflect the actual amount of contractual rents due in the period presented; and (3) eliminate the effect of non-cash items that are not indicative of our core operations and do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of non-cash charges related to stock-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or subject to judgmental valuation inputs and the timing of our decisions.

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

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted for the periods below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$10,646	$24,662	$46,630	$75,013
Depreciation and amortization	48,173	39,990	143,933	117,060
Gain on sale of real estate	(1,562)	–	(1,564)	–
Impairment of real estate	9,799	994	9,799	994
Gain on sale of land parcel	–	(46)	(1,864)	(46)
Amount attributable to noncontrolling interests/unvested stock awards:
Net income	1,188	1,244	3,256	3,651
FFO	(1,148)	(1,580)	(3,452)	(4,877)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	67,096	65,264	196,738	191,795
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	5	4	16	16
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	67,101	65,268	196,754	191,811
Realized gain on equity investment primarily related to one non-tenant life science entity	–	–	(5,811)	–
Loss on early extinguishment of debt	–	2,742	2,225	6,485
Preferred stock redemption charge	–	–	5,978	–
Allocation to unvested restricted stock awards	–	(38)	(21)	(59)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	67,101	67,972	199,125	198,237

Non-incremental revenue-enhancing capital expenditures:
Building improvements	(935)	(550)	(1,739)	(1,856)
Tenant improvements and leasing commissions	(1,844)	(2,119)	(6,011)	(4,517)
Straight-line rent	(5,225)	(7,647)	(19,216)	(17,239)
Straight-line rent on ground leases	201	1,143	2,814	3,483
Capitalized income from development projects	50	930	600	3,436
Amortization of acquired above and below market leases	(778)	(940)	(2,356)	(8,520)
Amortization of loan fees	2,470	2,144	7,327	6,749
Amortization of debt premiums/discounts	112	750	401	3,254
Stock compensation	3,845	3,344	10,412	8,449
Allocation to unvested restricted stock awards	19	31	67	61
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$65,016	$65,058	$191,424	$191,537

Weighted average shares of common stock outstanding attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	62,364,210	61,295,659	61,847,023	58,271,270
Effect of assumed conversion and dilutive securities:
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	6,087	6,047	6,087	6,047
Dilutive effect of stock options	–	8,310	448	13,475
Weighted average shares of common stock outstanding attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	62,370,297	61,310,016	61,853,558	58,290,792

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$0.17	$0.40	$0.75	$1.29
Depreciation and amortization	0.78	0.65	2.34	2.00
Gain on sale of real estate	(0.03)	–	(0.03)	–
Impairment of real estate	0.16	0.02	0.16	0.02
Gain on sale of land parcel	–	–	(0.03)	–
Amount attributable to noncontrolling interests/unvested stock awards:
Net income	0.02	0.02	0.05	0.06
FFO	(0.02)	(0.03)	(0.06)	(0.08)
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	1.08	1.06	3.18	3.29
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	–	–	–	–
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.08	1.06	3.18	3.29
Realized gain on equity investment primarily related to one non-tenant life science entity	–	–	(0.09)	–
Loss on early extinguishment of debt	–	0.05	0.03	0.11
Preferred stock redemption charge	–	–	0.10	–
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	1.08	1.11	3.22	3.40

Non-incremental revenue-enhancing capital expenditures:
Building improvements	(0.01)	(0.01)	(0.03)	(0.03)
Tenant improvements and leasing commissions	(0.03)	(0.03)	(0.10)	(0.08)
Straight-line rent	(0.08)	(0.12)	(0.31)	(0.30)
Straight-line rent on ground leases	–	0.02	0.05	0.06
Capitalized income from development projects	–	0.02	0.01	0.06
Amortization of acquired above and below market leases	(0.01)	(0.02)	(0.04)	(0.15)
Amortization of loan fees	0.03	0.03	0.11	0.13
Amortization of debt premiums/discounts	–	0.01	0.01	0.06
Stock compensation	0.06	0.05	0.17	0.14
AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.04	$1.06	$3.09	$3.29

Adjusted EBITDA and adjusted EBITDA margins

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use adjusted EBITDA (“Adjusted EBITDA”) and Adjusted EBITDA margins to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA also serves as a proxy for a component of a financial covenant under certain of our debt obligations.  Adjusted EBITDA is calculated as EBITDA excluding net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, gains or losses on sales of real estate, and impairments of real estate.  We believe Adjusted EBITDA and Adjusted EBITDA margins provide investors relevant and useful information because they permit investors to view income from our operations on an unleveraged basis before the effects of taxes, non-cash depreciation and amortization, net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, gains or losses on sales of real estate, and impairments of real estate.  By excluding interest expense, EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding non-cash charges related to stock-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on early extinguishment of debt, gains or losses on sales of land parcels, gains or losses on sales of real estate, and impairments of real estate provides useful information by excluding certain items that are not representative of our core operating results.  These items are not related to core operations, not dependent upon historical costs, and not subject to judgmental valuation inputs and the timing of our decisions.  EBITDA ,Adjusted EBITDA, and Adjusted EBITDA margins have limitations as measures of our performance. EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$18,305	$32,995	$76,721	$99,931
Interest expense – continuing operations	17,094	14,273	51,243	48,621
Interest expense – discontinued operations	–	–	–	65
Depreciation and amortization – continuing operations	47,176	38,747	140,778	113,326
Depreciation and amortization – discontinued operations	997	1,243	3,155	3,734
EBITDA	83,572	87,258	271,897	265,677
Stock compensation expense	3,845	3,344	10,412	8,449
Loss on early extinguishment of debt	–	2,742	2,225	6,485
Gain on sale of land parcel	–	(46)	(1,864)	(46)
Gain on sale of real estate	(1,562)	–	(1,564)	–
Impairment of real estate	9,799	994	9,799	994
Adjusted EBITDA	$95,654	$94,292	$290,905	$281,559

Total revenues	$145,455	$138,054	$431,903	$408,980
Adjusted EBITDA margins	66%	68%	67%	69%

Fixed charge coverage ratio

The fixed charge coverage ratio is useful to investors as a supplemental measure of the Company’s ability to satisfy fixed financing obligations and dividends on preferred stock.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees, and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our quarterly report on Form 10-Q, as of September 30, 2012.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$95,654	$94,292	$290,905	$281,559

Interest expense – continuing operations	$17,094	$14,273	$51,243	$48,621
Interest expense – discontinued operations	–	–	–	65
Add: capitalized interest	16,763	16,666	47,854	44,905
Less: amortization of loan fees	(2,470)	(2,144)	(7,327)	(6,749)
Less: amortization of debt premium/discounts	(112)	(750)	(401)	(3,254)
Cash interest	31,275	28,045	91,369	83,588
Dividends on preferred stock	6,471	7,089	20,857	21,267
Fixed charges	$37,746	$35,134	$112,226	$104,855

Fixed charge coverage ratio	2.5x	2.7x	2.6x	2.7x

Interest coverage ratio

The interest coverage ratio is the ratio of Adjusted EBITDA to cash interest.  This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$95,654	$94,292	$290,905	$281,559

Interest expense – continuing operations	$17,094	$14,273	$51,243	$48,621
Interest expense – discontinued operations	–	–	–	65
Add: capitalized interest	16,763	16,666	47,854	44,905
Less: amortization of loan fees	(2,470)	(2,144)	(7,327)	(6,749)
Less: amortization of debt premium/discounts	(112)	(750)	(401)	(3,254)
Cash interest	$31,275	$28,045	$91,369	$83,588

Interest coverage ratio	3.1x	3.4x	3.2x	3.4x

Net debt to adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of total debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of September 30, 2012, and September 30, 2011 (dollars in thousands):

	September 30,	September 30,
	2012	2011
Secured notes payable	$719,350	$760,882
Unsecured senior notes payable	549,794	84,484
Unsecured senior line of credit	413,000	814,000
Unsecured senior bank term loans	1,350,000	1,000,000
Less: cash and cash equivalents	(94,904)	(73,056)
Less: restricted cash	(44,863)	(27,929)
Net debt	$2,892,377	$2,558,381

Adjusted EBITDA (quarter annualized)	$382,616	$377,168

Net debt to Adjusted EBITDA	7.6x	6.8x

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

The following table summarizes the calculation of net debt to gross assets (excluding cash and restricted cash) as of September 30, 2012, and September 30, 2011 (dollars in thousands):

	September 30,	September 30,
	2012	2011
Net debt	$2,892,377	$2,558,381

Total assets	$6,965,017	$6,455,556
Add: accumulated depreciation	854,332	710,580
Less: cash and cash equivalents	(94,904)	(73,056)
Less: restricted cash	(44,863)	(27,929)
Gross assets (excluding cash and restricted cash)	$7,679,582	$7,065,151

Net debt to gross assets (excluding cash and restricted cash)	38%	36%

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

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it reflects primarily those income and expense items that are incurred at the unencumbered property level.  We use unencumbered net operating income as a percentage of total net operating income in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under certain of our debt obligations.  Unencumbered net operating income is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest.  Unencumbered net operating income for periods through June 30, 2012, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of net operating income to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unencumbered net operating income	$73,543	$64,264	$218,994	$185,413
Encumbered net operating income	27,298	32,931	85,025	105,553
Total net operating income	$100,841	$97,195	$304,019	$290,966

Unencumbered net operating income as a percentage of total net operating income	73%	66%	72%	64%

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

	As of September 30, 2012	As of December 31, 2011
Impact to future earnings due to variable rate debt:
Rate increase of 1%	$(3,542)	$(3,357)
Rate decrease of 1%	$8,196	$1,414

Effect on fair value of secured debt:
Rate increase of 1%	$(41,309)	$(77,554)
Rate decrease of 1%	$29,423	$35,182

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2012.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

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

	As of September 30, 2012	As of December 31, 2011
Equity price risk:
Increase in fair value of 10%	$10,781	$9,600
Decrease in fair value of 10%	$(10,781)	$(9,600)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are included in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% increase or decrease in foreign currency rates relative to the U.S. dollar would have on our earnings, based on our current operating assets outside the U.S. (in thousands):

	As of September 30, 2012	As of December 31, 2011
Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$31	$199
Decrease in foreign currency exchange rate of 10%	$(31)	$(199)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2012, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.               RISK FACTORS

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our information technology networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including client tenants, could disrupt or disable networks and related systems, other critical infrastructures and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets or institutions or other major businesses, including client tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we have not experienced a cyber-attack or cyber-intrusion, we may be unable to anticipate or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•                  disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•                  result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•                  result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•                  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•                  result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•                  require significant management attention and resources to remedy any damages that result;

•                  subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•                  damage our reputation among our tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.

Changes in the method of determining LIBOR rates may adversely affect the fair value of our financial instruments and our earnings.

We hold certain instruments in our debt profile on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have under-reported, over-reported, or otherwise manipulated the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. At least one BBA member bank has entered into a settlement with a number of its regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future.  If manipulation of LIBOR occurred, it may have resulted in LIBOR being artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

On September 28, 2012, British regulators published a report on the review of LIBOR.  The report concluded that LIBOR should be retained as a benchmark, but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR.  The British government endorsed recommendations made by the report and instructed relevant institutions involved in the process of setting LIBOR to implement them.  Any changes in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to help mitigate our exposure to such interest rate risk, on a portion of our debt obligations.  However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

In addition to the information set forth in this quarterly report on Form 10-Q, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.  Those risk factors could materially affect our business, financial condition, and results of operations.  The risks that we describe in our public filings are not the only risks that we face.  Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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
101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011 (unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2012 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2012.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)