Form 10-K
period 2012-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2013-02-26
CIK 1035443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4502084 (IRS Employer I.D. Number)

385 East Colorado Boulevard
Suite 299
Pasadena, California 91101
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:    (626) 578-0777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value per share 6.45% Series E Cumulative Redeemable Preferred Stock	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]     No [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $4.5 billion based on the closing price for such shares on the New York Stock Exchange on June 29, 2012.

As of February 22, 2013, the registrant had outstanding 63,741,387 shares of Common Stock.

Documents Incorporated By Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 20, 2013.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

i

PART I

Certain information and statements included in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•                  Negative worldwide economic, financial, and banking conditions, and the recent slowdown of the United States (“U.S.”) economy;

•                  Worldwide economic recession, lack of confidence, and/or high structural unemployment;

•                  Potential defaults on national debt by certain countries;

•                  Potential and further downgrade of the U.S. credit rating;

•                  The continuation of the ongoing economic crisis in Europe;

•                  Failure of the U.S. government to agree on a debt ceiling or deficit reduction plan;

•                  Inability of the U.S. government to avoid the fiscal cliff or sequestration;

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

•                  Potential negative impact of capital plan objectives to reduce our balance sheet leverage;

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

•                  Client tenant base concentration within life science industry;

•                  Potential decreases in US National Institute of Health (“NIH”) funding;

•                  U.S. government client tenants may not receive government funding;

•                  Government driven changes to the healthcare system may reduce pricing of drugs, negatively impact healthcare coverage, and negatively impact reimbursement of healthcare services and products;

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

•                  Compliance with environmental laws;

•                  Extreme weather conditions or climate change;

•                  Our failure to maintain our status as a real estate investment trust (“REIT”) for federal tax purposes;

•                  Changes in laws, regulations, and financial accounting standards;

•                  Certain ownership interests outside the U.S. that may subject us to different or greater risks than those associated with our domestic operations;

•                  Fluctuations in foreign currency exchange rates;

•                  Security breaches through cyber-attacks or cyber-intrusions;

•                  Changes in the method of determining the London Interbank Offered Rate (“LIBOR”); and

•                  Negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions.

This list of risks and uncertainties is not exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.  Readers of our annual report on Form 10-K should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

As used in this annual report on Form 10-K, references to the “Company,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.  The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.  References to “GAAP” used herein refer to U.S. generally accepted accounting principles.

ITEM 1. BUSINESS

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner, preeminent REIT, and leading life science real estate company focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include leading multinational pharmaceutical companies, academic and medical institutions, public and private biotechnology entities, U.S. government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.  Our primary business objective is to maximize stakeholder value by providing our debt and equity stakeholders with the greatest possible total return based on a multifaceted platform of internal and external growth.  Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities, and in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses, driving growth and technological advances within each cluster.

As of December 31, 2012, we had 178 properties aggregating approximately 17.1 million rentable square feet, composed of approximately 15.0 million rentable square feet of operating properties, approximately 1.6 million rentable square feet undergoing active development, and approximately 0.5 million rentable square feet undergoing active redevelopment.  Our operating properties were approximately 93.4% leased as of December 31, 2012.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.  Investment-grade client tenants represented 47% of our total annualized base rent as of December 31, 2012.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

2012 highlights

Core operating metrics

•                  Total revenues for the year ended December 31, 2012, were $586.1 million, compared to total revenues for the year ended December 31, 2011, of $548.2 million;

•                  Net operating income (“NOI”) for the year ended December 31, 2012, was $411.6 million, or up 6%, compared to NOI for the year ended December 31, 2011, of $388.7 million;

•                  47% of total annualized base rent (“ABR”) was from investment-grade client tenants;

•                  Investment-grade client tenants represented 72% of top 10 client tenants’ ABR;

•                  Operating margins were at 70% for the year ended December 31, 2012;

•                  Cash and GAAP same property NOI increased 3.5% and decreased 0.5%, respectively, for the year ended December 31, 2012;

•                  Leasing activity for the year ended December 31, 2012, represented the second-highest in the Company’s history;

•                  During the year ended December 31, 2012, we executed 187 leases for 3,281,000 rentable square feet, including 1,135,000 rentable square feet of development and redevelopment space; rental rates decreased 2.0% and increased 5.2% on a cash and GAAP basis, respectively, on renewed/re-leased space; excluding one lease for 48,000 rentable square feet in the Research Triangle Park market, and two leases for 141,000 rentable square feet in the Suburban Washington, D.C., market, rental rates for renewed/re-leased space were, on average, 0.4% higher and 7.1% higher than rental rates for expiring leases on a cash and GAAP basis, respectively; and

•                  The occupancy percentage for operating properties in North America was 94.6%, and the occupancy percentage for operating and redevelopment properties in North America was 91.6%; the occupancy percentage for all operating properties was 93.4%, including properties in Asia, and the occupancy percentage for all operating and redevelopment properties was 89.8%, including properties in Asia.

Value-added opportunities and external growth

Key commencements – development

•                  In November 2012, we commenced development of 430 East 29th Street, the West Tower of the Alexandria Center™ for Life Science – New York City, located in the Greater NYC market, a building with 419,806 rentable square feet; 14% pre-leased with an additional 40% at the letter of intent stage; and

•                  In April 2012, we commenced development of 360 Longwood Avenue, located in the Greater Boston market, a 37% pre-leased unconsolidated joint venture project with 414,000 rentable square feet.

Key commencements – redevelopment

•                  In October 2012, we commenced conversion of manufacturing space into laboratory space through redevelopment of 4757 Nexus Center Drive, located in the San Diego market, a 100% pre-leased project with 68,423 rentable square feet; and

•                  In October 2012, we commenced conversion of office space into laboratory space through redevelopment of 1616 Eastlake Avenue, located in the Seattle market, a 61% pre-leased project with 66,776 rentable square feet.

Key deliveries – development

•                  In November 2012, we completed development of 259 East Grand Avenue, located in the San Francisco Bay Area market, a 100% leased building with 170,618 rentable square feet;

•                  In October 2012, we completed development of 400/450 East Jamie Court, located in the San Francisco Bay Area market, an 80% leased project with 163,036 total rentable square feet;

•                  In October 2012, we completed development of 5200 Illumina Way, located in the San Diego market, a 100% leased project with 127,373 rentable square feet;

•                  In September 2012, we completed development of 4755 Nexus Center Drive, located in the San Diego market, a 100% leased project with 45,255 rentable square feet; and

•                  In April 2012, we completed development located in the Canadian market, a 100% leased project with 26,426 rentable square feet.

Key deliveries – redevelopment

•                  In November and December 2012, we partially completed redevelopment of 100% leased 140,532 rentable square feet at 400 Technology Square, located in the Greater Boston market, a building with 212,124 total rentable square feet;

•                  From November 2011 to September 2012, we completed redevelopment of 10300 Campus Point Drive, located in the San Diego market, a 96% leased project with 279,138 rentable square feet, including 189,562 rentable square feet completed in September 2012; and

•                  In June 2012, we completed redevelopment of 3530/3550 John Hopkins Court, located in the San Diego market, a 100% leased project with 98,320 rentable square feet.

Balance sheet strategy and significant milestones

•                  Our balance sheet strategy continues to focus on reaching our leverage target of net debt to adjusted EBITDA of approximately 6.5x by December 31, 2013, by funding our significant development and redevelopment projects in 2013 with leverage-neutral sources of capital and by continuing to execute our asset recycling program;

•                  In 2012, we executed our capital strategy and proved our access to diverse sources of capital strategically important to our long-term capital structure, and successfully accessed every long-term component of our targeted sources of capital, including proceeds from our asset recycling program, unsecured senior line of credit, 4.60% unsecured senior notes payable offering, secured construction loan, 6.45% series E preferred stock (“Series E Preferred Stock”) offering, and our “at the market” common stock offering program;

•                  We completed $75.1 million of asset sales in 2012, and completed an additional $84.0 million of asset sales from January 1, 2013, through February 21, 2013;

•                  In December 2012, we repaid two secured notes payable with an aggregate balance of $15.5 million;

•                  In June 2012, we established an “at the market” common stock offering program, and raised $97.9 million in net proceeds from sales under this program during the year ended December 31, 2012;

•                  In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million;

•                  In April 2012, we amended our $1.5 billion unsecured senior line of credit to reduce its interest rate and extend its maturity date to April 2017, assuming we exercise our sole right to extend the maturity date twice;

•                  In April 2012, we redeemed all $129.6 million of our outstanding 8.375% series C preferred stock (“Series C Preferred Stock”);

•                  In March 2012, we completed the Series E Preferred Stock offering with net proceeds of $124.9 million;

•                  In February 2012, we completed our 4.60% unsecured senior notes payable offering with net proceeds of $544.6 million; net proceeds from the offering were used to repay certain outstanding variable rate bank debt, including all $250.0 million of our 2012 unsecured senior bank term loan; and

•                  In January and April 2012, we retired all $84.8 million of our 3.70% unsecured senior convertible notes.

Events subsequent to year end

•                  In January 2013, we executed a lease for 244,123 rentable square feet at 75/125 Binney Street, located in the Greater Boston market and during the three months ended March 31, 2013, we expect to commence development of this 386,275 rentable square feet, 63% pre-leased project;

•                  In January 2013, we completed the sale of 1124 Columbia Street and two land parcels, located in the Seattle market, a building with 203,817 rentable square feet, for a sales price of approximately $42.6 million, to a buyer expected to renovate and reposition the property for medical office use.  No gain or loss was recognized upon sale; and

•                  In February 2013, we completed the sale of 25/35/45 West Watkins Mill Road, 1201 Clopper Road, and a land parcel located in the Suburban Washington D.C., market, two buildings with an aggregate of 282,523 rentable square feet, for a sales price of approximately $41.4 million, to a buyer expected to renovate and reposition these properties.  We recognized a gain upon sale of approximately $0.1 million.

Business objectives and strategies

Our primary business objective is to maximize stakeholder value by providing our debt and equity stakeholders with the greatest possible total return based on a multifaceted platform of internal and external growth.  The key elements to our strategy include our consistent focus on high-quality assets and operations in the top life science cluster locations with our properties located adjacent to life science entities, driving growth and technological advances within each cluster.  These adjacency locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, limited supply of available space, and represent highly desirable locations for tenancy by life science entities because of the close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses.  Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to attract new and leading life science client tenants and value-added real estate.

We focus our property operations and investment activities principally in the following life science markets:

•                  Greater Boston;

•                  San Francisco Bay Area;

•                  San Diego;

•                  Greater NYC;

•                  Suburban Washington, D.C.;

•                  Seattle;

•                  Research Triangle Park;

•                  Canada;

•                  India; and

•                  China.

The following chart summarizes the growth of the annualized base rent of our assets in our key cluster submarkets:

Our client tenant base is broad and diverse within the life science industry and reflects our focus on regional, national, and international client tenants with substantial financial and operational resources.  Investment-grade client tenants represented 47% of our total annualized base rent as of December 31, 2012.  For a more detailed description of our properties and client tenants, see “Item 2. Properties.”  We have an experienced board of directors and are led by a senior management team with extensive experience in both the real estate and life science industries.

Growth and core operating strategies

We continue to demonstrate the strength and durability of our core operations, providing life science laboratory space to the broad and diverse life science industry.  Our internal growth has been consistent, as demonstrated by our same property NOI performance, high and relatively stable occupancy, and continuing improvement of cash flows from the leasing activity of our core operating assets.  In addition, we continue to focus on our external growth through the conversion of non-income-producing assets into income-producing assets, which results in cash flow contribution from ground-up development and from redevelopment of non-laboratory space into laboratory space.  We intend to selectively acquire properties that we believe provide long-term value to our stockholders.  Our strategy for acquisitions will focus on the quality of the submarket locations, improvements, tenancy, and overall return.  We believe the life science industry will remain keenly focused on locations adjacent to key innovation drivers in each major life science submarket.  Owning and operating the best assets in the best adjacency locations provides the best upside potential and provides the most downside risk mitigation.  This being the case, we will also focus on adjacency locations that will deliver high cash flows, stability, and returns as we work to deliver the highest value to our stockholders.

We also intend to continue to focus on the completion and delivery of our existing active development projects, aggregating approximately 1,566,774 rentable square feet, and our existing active redevelopment projects, aggregating approximately 547,092 rentable square feet.  Additionally, we intend to continue with preconstruction activities for certain land parcels for future ground-up development in order to preserve and create value for these projects.  These important preconstruction activities add significant value to our land for future ground-up development and are required for the ultimate vertical construction of the buildings.  We also continue to be very prudent with any future decisions to add new projects to our active ground-up developments.  Future ground-up development projects will likely require significant pre-leasing from high-quality and/or creditworthy entities.

We intend to continue to transition our balance sheet debt from short-term and medium-term unsecured variable rate bank debt to long-term unsecured fixed rate debt.  We are focused on the recycling of sale proceeds from non-core suburban assets for investment into higher-value urban or central business district (“CBD”) assets and teaming with high-quality capital partners, as appropriate.  We expect sources of funds for construction activities and repayment of outstanding debt to be provided by opportunistic sales of real estate, joint ventures, cash flows from operations, new secured or unsecured debt, and the issuance of additional equity securities, as appropriate.  We intend to combine these sources of capital in a leverage-neutral manner in order to maintain our overall balance sheet leverage target.

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of life science properties, as well as management of our balance sheet.  In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution by:

•                  Maintaining significant liquidity through borrowing capacity under our unsecured senior line of credit and cash and cash equivalents;

•                  Minimizing the amount of near-term debt maturities in a single year;

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

•                  Realizing contractual rental rate escalations, which are currently provided for in approximately 96% of our leases (on a rentable square footage basis);

•                  Implementing effective cost control measures, including negotiating pass-through provisions in client tenant leases for operating expenses and certain capital expenditures;

•                  Improving investment returns through leasing of vacant space and replacement of existing client tenants with new client tenants at higher rental rates;

•                  Achieving higher rental rates from existing client tenants as existing leases expire;

•                  Selectively selling properties, including land parcels, to reduce outstanding debt;

•                  Selectively acquiring high-quality life science properties in our target life science cluster markets at prices that enable us to realize attractive returns;

•                  Selectively redeveloping existing office, warehouse, or shell space, or newly acquired properties, into generic life science laboratory space that can be leased at higher rental rates in our target life science cluster markets;

•                  Selectively developing properties in our target life science cluster markets; and

•                  Recycling non-core assets for capital deployment in key “brain trust” clusters for future value.

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

•                  Quality of existing and prospective client tenants;

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

•                  Availability of land for future ground-up development of new life science laboratory space; and

•                  Opportunities to redevelop existing space into higher-rent, generic life science laboratory space.

Development

A key component of our long-term business model is ground-up development projects.  Our development strategy is primarily to pursue selective projects with significant pre-leasing where we expect to achieve appropriate investment returns and generally match a source of funds for this use.  Our ground-up development projects focus primarily on investment in generic and reusable life science laboratory improvements, rather than tenant-specific improvements.  As of December 31, 2012, we had six projects undergoing ground-up development approximating 1,566,774 rentable square feet of life science laboratory space.  We also have an embedded pipeline for future ground-up development approximating 4.7 million developable square feet.

Redevelopment

Another key component of our long-term business model is the redevelopment of existing office, warehouse, or shell space into generic life science laboratory space that can be leased at higher rates.  Our redevelopment strategy includes significant pre-leasing of certain projects prior to the commencement of redevelopment.  As of December 31, 2012, we had 10 projects aggregating 547,092 rentable square feet undergoing active redevelopment.  In addition to properties undergoing redevelopment, as of December 31, 2012, our asset base contained embedded opportunities for a future permanent change of use to life science laboratory space through redevelopment aggregating approximately 1.0 million rentable square feet.

Client tenants

Investment-grade client tenants represented 47% of our total annualized base rent as of December 31, 2012.  As of December 31, 2012, we had 494 leases with a total of 396 client tenants, and 74, or 42%, of our 178 properties were single-tenant properties.  Our three largest client tenants accounted for approximately 14.7% of our aggregate annualized base rent, or approximately 6.9%, 4.2%, and 3.6%, respectively.  As of December 31, 2011, we had 474 leases with a total of 388 client tenants and 69, or 40%, of our 173 properties, were each leased to a single client tenant.  As of December 31, 2011, our three largest client tenants accounted for approximately 13.6% of our aggregate annualized base rent, or 6.4%, 3.6%, and 3.6%, respectively.

Competition

In general, other life science properties are located in close proximity to our properties.  The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rents that we can earn.  In addition, we compete for investment opportunities with insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, other REITs, and owner/occupants.  Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept.  These entities may be less sensitive to risks with respect to the creditworthiness of a client tenant or the geographic concentration of their investments.  Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.  Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years.  However, we believe we have differentiated ourselves from our competitors, as we are the first publicly traded REIT to focus primarily on the life science real estate niche, as well as the largest owner, manager, and developer of life science properties, in key life science markets and have the most important relationships in the life science industry.

Financial information about our operating segment

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements for information about our operating segment.

Regulation

General

Properties in our markets are subject to various laws, ordinances, and regulations, including regulations relating to common areas.  We believe we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA.  The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.  We believe that our properties are in substantial compliance with the ADA and that we will not be required to incur substantial capital expenditures to address the requirements of the ADA.  However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants.  The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.  See “Item 1A. Risk Factors – We may incur significant costs complying with the Americans with Disabilities Act and similar laws.”

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

In addition, some of our client tenants routinely handle hazardous substances and wastes as part of their operations at our properties.  Environmental laws and regulations subject our client tenants, and potentially us, to liability resulting from these activities or from previous uses of those properties.  Environmental liabilities could also affect a client tenant’s ability to make rental payments to us.  We require our client tenants to comply with these environmental laws and regulations.  See “Item 1A. Risk Factors – We could be held liable for damages resulting from our client tenants’ use of hazardous materials.”

Independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio.  Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties, and do not generally include soil samplings, subsurface investigations, or an asbestos survey.  To date, these assessments have not revealed any material environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.  Nevertheless, it is possible that the assessments on our properties have not revealed all environmental conditions, liabilities, or compliance concerns.  Material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances, or regulations may impose material additional environmental liability.  See “Item 1A. Risk Factors – We may incur significant costs complying with environmental laws.”

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties.  We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage, and industry practice.  In the opinion of management, the properties in our portfolio are currently adequately insured.  In addition, we have obtained earthquake insurance for certain properties located in the vicinity of active earthquake faults.  We also carry environmental remediation insurance and title insurance on our properties.  We obtain our title insurance policies generally when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property.  Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.  See “Item 1A. Risk Factors – Our insurance may not adequately cover all potential losses.”

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The current charters of our Board of Directors’ Audit, Compensation, and Nominating & Governance Committees, along with the Company’s corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-compliance (the “Business Integrity Policy”) are available on our corporate website.  Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and New York Stock Exchange (“NYSE”) requirements.  Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations.  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2012, we had 217 full-time employees.  We believe that we have good relations with our employees.  We have adopted a Business Integrity Policy that applies to all of our employees.  Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

The following risks factors may adversely affect our overall business, financial condition, results of operations, cash flow, ability to make distributions to our stockholders, access to capital, or the market price of our common stock, as further described in each risk factor below.  Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations.  In addition to the information set forth in this annual report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC.  Those risk factors could materially affect our overall business, financial condition, results of operations, cash flow, ability to make distributions to our stockholders, access to capital, or the market price of our common stock.  The risks that we describe in our public filings are not the only risks that we face.

The global financial crisis, high structural unemployment, and other events or circumstances beyond the control of the Company may adversely affect its industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy.  From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards.  These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline.  In 2011 and 2012, the economy showed signs of improvement, but recovery has been slow and volatile.  Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system.  Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions.  Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook.  Additionally, job growth remains sluggish, and sustained high unemployment can further hinder economic growth.

Negative impact on economic growth resulting from the combination of federal income tax increases, debt policy, and government spending restrictions may adversely affect our results of operations.

Global macroeconomic conditions affect our client tenants’ businesses.  Developments such as the recent recessions and instability in the banking and governmental sectors of the U.S. and Europe, and/or the negative impact on economic growth resulting from the combination of government tax increases, debt policy, and spending restrictions may have an adverse effect on our revenue growth and profitability.  Volatile, negative, or uncertain economic conditions could undermine business confidence in our significant markets or in other markets and cause our client tenants to reduce or defer their spending, which would negatively affect our business.  Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time.  Differing economic conditions and patterns of economic growth and contraction in the geographic regions in which we operate and the industries we serve may in the future affect demand for our services.  A material portion of our revenues and profitability is derived from our client tenants in North America.  Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and spending plans.  Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations.  Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations.  These risks may impact our overall liquidity, borrowing costs, or the market price of our common stock.

Failure of the U.S. federal government to enact a fiscal budget, raise or further suspend the debt ceiling, and changes in the amount of federal debt may negatively impact the economic environment and adversely impact our results of operations.

The Budget Control Act of 2011 provides for a reduction of U.S. federal government discretionary spending in fiscal year 2013 by roughly $110 billion through a series of automatic across-the-board spending cuts known as sequestration.  Sequestration is expected to go into effect unless the U.S. Congress passes sweeping legislation to reduce budget deficits by $1.2 trillion over the next decade.  Although the deadline for such Congressional action was originally January 2, 2013, the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, delayed the effective date of sequestration to March 1, 2013 to provide an additional opportunity for the U.S. Congress and the President to agree on alternative deficit reduction options.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling.  U.S. federal debt is expected to reach the current debt ceiling of $16.4 trillion in the coming months.  The U.S. Congress has authority to raise the debt ceiling, and has done so in the past.  For example, in 2011, the U.S. Congress raised the debt ceiling by enacting the Budget Control Act of 2011, resulting in sequestration and the lowering of the credit rating of the U.S. federal government.  Absent an increase in, or suspensions to, the debt ceiling in 2013, the U.S. federal government may partially shut down and/or default on its existing loans as a result of reaching the debt ceiling.

An inability of the U.S. federal government to manage its fiscal matters, avoid sequestration, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly reduce economic activity.  Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our client tenants.  If economic conditions severely deteriorate as a result of government fiscal gridlock, our ability to lease space to our client tenants may be significantly impacted.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition, and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional downgrades of sovereign credit ratings and economic slowdowns.  Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011.  The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.  In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal, and Spain have risen recently and remain volatile.  Despite assistance packages to Greece, Ireland, and Portugal, the creation of the European Financial Stability Facility and the European Financial Stabilisation Mechanism, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union governments’ financial support programs and worries about sovereign finances persist.  Market concerns over the direct and indirect exposure of European banks and insurers to these European Union peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.  There can be no assurance that government or other measures to aid economic recovery will be effective.  These developments, and the U.S. government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.  In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock.  Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws, regulations, and financial accounting standards may adversely affect our reported results of operations.

As a response, in large part, to perceived abuses and deficiencies in current regulations believed to have caused or exacerbated the recent global financial crisis, legislative, regulatory, and accounting standard-setting bodies around the world are engaged in an intensive, wide-ranging examination and rewriting of the laws, regulations, and accounting standards that have constituted the basic playing field of global and domestic business for several decades.  In many jurisdictions, including the U.S., the legislative and regulatory response has included the extensive reorganization of existing regulatory and rule-making agencies and organizations, and the establishment of new agencies with broad powers.  This reorganization has disturbed longstanding regulatory and industry relationships and established procedures.

The rule-making and administrative efforts have focused principally on the areas perceived as having contributed to the financial crisis, including banking, investment banking, securities regulation, and real estate finance, with spillover impacts on many other areas.  These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the U.S. at least since the wave of lawmaking, regulatory reform, and governmental reorganization that followed the Great Depression.

The global financial crisis and the aggressive government and accounting profession reaction thereto have occurred against a backdrop of increasing globalization and internationalization of financial and securities regulation that began prior to the recent financial crisis.  As a result of this ongoing trend, financial and investment activities previously regulated almost exclusively at a local or national level are increasingly being regulated, or at least coordinated, on an international basis, with national rule-making and standard-setting groups relinquishing varying degrees of local and national control to achieve more uniform regulation and reduce the ability of market participants to engage in regulatory arbitrage between jurisdictions.  This globalization trend has continued, arguably with an increased sense of urgency and importance, since the financial crisis.

This high degree of regulatory uncertainty, coupled with considerable additional uncertainty regarding the underlying condition and prospects of global, domestic, and local economies, has created an unclear business environment that makes business planning and projections even more uncertain than is ordinarily the case for businesses in the financial and real estate sectors.

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement.  Changes in accounting standards and requirements, including the potential requirement that U.S. public companies prepare financial statements in accordance with international standards, proposed lease and investment property accounting standards, and the adoption of accounting standards likely to require the increased use of “fair value” measures may have a significant effect on our financial results and on the results of our client tenants, which would have a secondary impact on us.  New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.

Although we have not been as directly affected by the wave of new legislation and regulation as banks and investment banks, we may also be adversely affected by new or amended laws or regulations, by changes in federal, state, or foreign tax laws and regulations, and by changes in the interpretation or enforcement of existing laws and regulations.  In the U.S., the financial crisis and continuing economic slowdown prompted a variety of legislative, regulatory, and accounting profession responses.

The federal legislative response culminated in the enactment on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act contains far-reaching provisions that substantially revise, or provide for the revision of, longstanding, fundamental rules governing the banking and investment banking industries, and provide for the broad restructuring of the regulatory authorities in these areas.  The Dodd-Frank Act is expected to result in profound changes in the ground rules for financial business activities in the U.S.

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear.  Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rule-making by regulatory authorities.  While we do not currently expect the Dodd-Frank Act to have a significant direct effect on us, the Dodd-Frank Act’s impact on us may not be known for an extended period of time.  The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable.  The Dodd-Frank Act is also expected to result in substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry may adversely affect our results of operations.

The enactment of the Dodd-Frank Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas.  For example, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.  In addition, provisions of the Dodd-Frank Act that directly affect other participants in the real estate and capital markets, such as banks, investment funds, and interest rate swap providers, could have indirect, but material, impacts on our business that cannot now be predicted.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business.

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

The SEC released a final report on its IFRS workplan, which indicates the SEC still needs to analyze and consider whether IFRS should be incorporated into the U.S. financial reporting system.  It is unclear at this time how and when the SEC will propose that GAAP and IFRS be harmonized if the decision to incorporate is adopted.  In addition, incorporating a new method of accounting and adopting IFRS will be a complex undertaking.  We may need to develop new systems and controls based on the principles of IFRS.  Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain.

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

Changes in financial accounting standards related to accounting for leases and investments in real estate may adversely impact us.

The regulatory boards and government agencies which determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow.  Currently, the boards are considering, among other items, proposed changes to the following:

•                  The accounting standards for leases for both lessees and lessors; and

•                  The accounting standards for investments in real estate.

These proposals may or may not ultimately be implemented by the Boards.  If some or all of the current proposals were to become final standards, our balance sheet, results of operations, or market price of common stock could be significantly impacted.  Such potential impacts include, without limitation:

•                  Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee;

•                  Significant fluctuations in our reported results of operations, including fluctuations in our expenses related to amortization of new lease-related assets and/or liabilities and assumed interest costs with leases; and

•                  The recognition of gains and losses from mark-to-market valuation changes in investments in real estate.

Changes in lease accounting standards could also potentially impact the structure and terms of future leases since our client tenants may seek to limit lease terms to avoid recognizing lease obligations on their financial statements.

Changes in financial accounting standards may adversely impact our financial debt covenants.

Certain debt agreements, including those related to unsecured senior line of credit and unsecured senior bank term loans, contain financial covenants which are calculated based on current GAAP.  Our 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes Payable”) contain financial covenants which are calculated based on GAAP at the date the bonds were issued in 2012.  Our unsecured senior line of credit and unsecured senior bank term loan agreements provide that our financial debt covenants be renegotiated in good faith to preserve the original intent of the existing financial covenant when such covenant is affected by an accounting standard change.  For those debt agreements that require the renegotiation of financial covenants upon changes in accounting standards, there is no assurance that we will be successful in such negotiations or that the renegotiated covenants will not be more restrictive to us.

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

Our capital plan objectives to reduce our balance sheet leverage in 2013 may negatively impact us.

A key objective of our capital plan in 2013 is to reduce our ratio of net debt to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).  Each of the key aspects of our capital strategy contains risks that may negatively impact our operating results, operating cash flow, and market price of our common stock.  The key aspects of this plan include:

•                  Funding our estimated construction spend;

•                  The sale of operating and non-income producing assets and recycling of the resulting net proceeds into our development and redevelopment projects or reduce the amount of outstanding debt;

•                  The increase in our cash flows from operating activities after the payment of dividends from the scheduled completion of our development  and redevelopment projects; and

•                  Minimizing the issuance of common stock.

Our capital plan for the year ended December 31, 2013, includes significant construction spending related to our active development, active redevelopment, pre-construction, future construction, and other construction projects aggregating a range from $545 million to $595 million. Our estimated construction spend is subject to various assumptions, including among others, estimate of the cost to complete projects, a forecast of certain additional projects, estimate of investment into these projects by our client tenants, and final lease negotiations.

Our projected sources of capital for 2013 include sales of operating and non-income-producing assets ranging from $325 million to $425 million.  Real estate sales are highly contingent on our ability to locate buyers, execute transactions at reasonably attractive sales terms, and other market conditions beyond our control.  There is no assurance that we will be able to achieve our asset recycling targets.  In addition, sales of operating assets will reduce our operating earnings and cash flows in the near term until the sales proceeds are re-invested into new projects and those projects are fully leased and generate cash flows in excess of the cash flows from assets sold.  We may also sell operating assets in excess of our targeted amounts in 2013 which may increase the temporary decline in operating earnings and cash flows until those proceeds are fully reinvested.

Our cash flows from operating activities after the payment of dividends are expected to increase largely from our projected 2013 deliveries of our current development and redevelopment projects.  There is no assurance that our current projects will be delivered as scheduled or that their contributions to earnings and cash flows will be consistent with our projections.

If our construction spending exceeds our current forecast or if we do not achieve our capital recycling targets or operating cash flow forecasts for 2013 from our scheduled development and redevelopments deliveries, we may issue common stock in excess of our current year projections of $125 million to $175 million or we may have to access other forms of equity capital.  Issuance of common stock or other forms of equity capital may negatively impact the price of our common stock and our operating cash flow after the payment of dividends.

We believe that our capital plan objectives for 2013, including asset sales, will generate long-term value for our debt and equity holders, however, the implementation of our balance sheet strategy may negatively impact our results of operations, cash flow from operations, and market price of our common stock in the short or medium term.

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

We have reserved a number of shares of common stock for issuance to our directors, officers, and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (sometimes referred to herein as our equity incentive plan).  As of December 31, 2012, a total of 1,706,142 shares of our common stock were reserved for issuance under our Amended and Restated 1997 Stock Award and Incentive Plan.  We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan.  In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act).  Affiliates will be able to sell shares of our common stock subject to restrictions under Rule 144.

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to many factors, including, but not limited to:

•                  The availability and cost of debt and/or equity capital;

•                  The condition of our balance sheet;

•                  Actual or anticipated capital requirements;

•                  The condition of the financial and banking industries;

•                  Actual or anticipated variations in our quarterly operating results or dividends;

•                  The amount and timing of debt maturities and other contractual obligations;

•                  Changes in our funds from operations (“FFO”), adjusted funds from operations (“AFFO”), or earnings estimates;

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

•                  Changes in our analyst ratings;

•                  Changes in our corporate credit rating or credit ratings of our debt or other securities;

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

Our expected results may not be achieved, and actual results may differ materially from our expectations.  This may be a result of various factors, including, but not limited to, the following:

•                  The status of the economy;

•                  The status of capital markets, including availability and cost of capital;

•                  Changes in financing terms available to us;

•                  Negative developments in the operating results or financial condition of client tenants, including, but not limited to, their ability to pay rent;

•                  Our ability to re-lease space at similar rates as vacancies occur;

•                  Our ability to reinvest sale proceeds in a timely manner at rates similar to those of assets sold;

•                  Regulatory approval and market acceptance of the products and technologies of life science client tenants;

•                  Liability or contract claims by or against client tenants;

•                  Unanticipated difficulties and/or expenditures relating to future acquisitions;

•                  Environmental laws affecting our properties;

•                  Changes in rules or practices governing our financial reporting; and

•                  Other legal and operational matters, including REIT qualification and key management personnel recruitment and retention.

Failure to meet market expectations, particularly with respect to FFO per share, AFFO per share, earnings estimates, operating cash flows, and revenues, will likely result in a decline and/or increased volatility in the market price of our common stock or other outstanding securities.

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

•                  A default under a mortgage loan that has cross-default provisions may cause us to automatically default on another loan;

•                  We may not be able to refinance or extend our existing debt;

•                  The terms of any refinancing or extension may not be as favorable as the terms of our existing debt;

•                  We may be subject to a significant increase in the variable interest rates on our unsecured senior line of credit and unsecured senior bank term loans and certain other borrowings, which could adversely impact our operations; and

•                  The terms of our debt obligations may require a reduction in our distributions to stockholders.

As of December 31, 2012, we had outstanding mortgage indebtedness of approximately $716.1 million (net of $0.4 million discount), secured by 38 properties, and outstanding debt under our unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans of approximately $2.5 billion.  During 2012, our unconsolidated joint venture obtained construction financing with aggregate commitments of $213 million.  This joint venture owns a ground-up development project aggregating 414,000 rentable square feet in the Longwood Medical Area of the Greater Boston market.  Our ownership interest in the joint venture is 27.5%.  The total outstanding balance of the secured note payable related to the construction financing for the joint venture was $61.0 million as of December 31, 2012.  Our pro-rata share of the secured note payable related to the construction financing was $16.8 million as of December 31, 2012.

We may not be able to refinance our debt and/or our debt may not be assumable.

Due to the high volume of real estate debt financing in recent years, the real estate industry may require more funds to refinance debt maturities than the potential funds available from lenders.  This potential shortage of available funds from lenders and stricter credit underwriting guidelines may limit our ability to refinance our debt as it matures, our cash flows, or our ability to make distributions to our stockholders, or may adversely affect our financial condition, our results of operations, and the market price of our common stock.  As of December 31, 2012, we had approximately $3.2 billion in outstanding debt.

Adverse changes in our credit ratings could negatively affect our financing ability.

In July 2011, we received investment-grade ratings from two major rating agencies.  Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur.  There can be no assurance that we will be able to maintain our current credit ratings.  In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which would in turn have a material adverse impact on our financial condition, results of operations, and liquidity.

We may not be able to borrow additional amounts through the issuance of unsecured bonds.

There is no assurance that we will be able to access the investment-grade unsecured bond market on favorable terms while we maintain our investment-grade ratings.  Our ability to borrow additional amounts through the issuance of unsecured bonds may be negatively impacted by periods of illiquidity in the bond market.  Our inability to borrow additional amounts through the issuance of unsecured bonds will require us to borrow under other arrangements and could delay or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business, cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

We may not be able to borrow additional amounts under our unsecured senior line of credit and unsecured senior bank term loans.

Aggregate unsecured borrowings under our unsecured senior line of credit and unsecured senior bank term loans are limited to an amount based primarily on the net operating income derived from a pool of unencumbered properties and the cost basis of certain of our land and construction projects and compliance with certain financial and non-financial covenants.  Borrowings under our unsecured senior line of credit and unsecured senior bank term loans are funded by a group of 37 banks.  Our ability to borrow additional amounts under our unsecured senior line of credit and unsecured senior bank term loans may be negatively impacted by a decrease in cash flows from our properties, a default or cross default under our unsecured senior line of credit and unsecured senior bank term loans, non-compliance with one or more loan covenants, and non-performance or failure of one or more lenders under our unsecured senior line of credit and unsecured senior bank term loans.  In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured senior line of credit or unsecured senior bank term loans.  Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured senior line of credit or unsecured senior bank term loans may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

Our unsecured senior line of credit and unsecured senior bank term loans restrict our ability to engage in some business activities.

Our unsecured senior line of credit and unsecured senior bank term loans contain customary negative covenants and other financial and operating covenants that, among other things:

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

These restrictions could cause us to default on our unsecured senior line of credit and unsecured senior bank term loans or could negatively affect our operations and our ability to make distributions to our stockholders.

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

Our unsecured senior line of credit, unsecured senior bank term loans, and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future.  Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt.  Additionally, increases in market interest rates may result in a decrease in the value of our real estate and decrease the market price of our common stock.  Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.  As of December 31, 2012, approximately 30% of our debt was unhedged variable rate debt.

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

The adoption of derivatives legislation by the U.S. Congress could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities.  The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility.  There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk.  While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rule-making proceedings.  Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping requirements, and reporting requirements; and imposition of position limits.  Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodity Futures Trading Commission.  The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of hedge counterparties available to us.

The conversion rights of our convertible preferred stock may be detrimental to holders of common stock.

As of December 31, 2012, we had approximately $250 million outstanding of our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”).  Shares of Series D Convertible Preferred Stock may be converted into shares of our common stock subject to certain conditions.  As of December 31, 2012, the conversion rate for the Series D Convertible Preferred Stock was 0.2480 shares of our common stock per $25.00 liquidation preference, which was equivalent to a conversion price of approximately $100.81 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  In addition, on or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option.  Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares.

The conversion of the Series D Convertible Preferred Stock into our common stock would dilute stockholder ownership in our company, and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities.  Any adjustments that increase the conversion rate of the Series D Convertible Preferred Stock would increase their dilutive effect.  Further, the conversion rights by the holders of the Series D Convertible Preferred Stock might be triggered in situations in which we need to conserve our cash reserves, in which event, our election, under certain conditions, to repurchase such Series D Convertible Preferred Stock in lieu of converting it into common stock might adversely affect us and our stockholders.

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

Our organizational documents do not limit the amount of funds that we may invest in non-wholly owned partnerships, limited liability companies, or joint ventures.  Partnership, limited liability company, or joint venture investments involve certain risks, including:

•                  Upon bankruptcy of non-wholly owned partnerships, limited liability companies, or joint venture entities, we may become liable for the liabilities of the partnership, limited liability company, or joint venture;

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

•                  Our ability to sell the interest on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with our partners; and

•                  We may not continue to own or operate the interests or assets underlying such relationships or may need to purchase such interests or assets at an above market price to continue ownership.

We generally seek to maintain sufficient control of our partnerships, limited liability companies, and joint ventures to permit us to achieve our business objectives.  However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow, or ability to make distributions to our stockholders, or the market price of our common stock.

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

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders.  Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt.  Our Board of Directors may determine in the future to pay dividends on our common stock in cash, shares of our common stock, or a combination of cash and shares of our common stock.  For example, we may determine to declare dividends payable in cash or stock at the election of each stockholder, subject to a limit on the aggregate cash that could be paid.  Any such dividend would be distributed in a manner intended to count in full toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction.  While the IRS privately has ruled such a dividend would so qualify if certain requirements are met, no assurances can be provided the IRS would not assert a contrary position in the future.  Moreover, a reduction in the cash yield on our common stock may negatively impact our stock price.

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

•                  We may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of operating properties or portfolios of properties, into our existing operations, and our results of operations and financial condition could be adversely affected;

•                  Acquired properties may be subject to reassessment, which may result in higher than expected property tax payments;

•                  Market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•                  We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for cleanup of undisclosed environmental contamination; claims by client tenants, vendors, or other persons dealing with the former owners of the properties; and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flows, ability to make distributions to our stockholders, market price of our common stock, and ability to satisfy our debt service obligations could be materially adversely affected.

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.

We may pursue selective acquisitions of properties in markets where we have not previously owned properties.  These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the markets, such as the risk of not correctly anticipating conditions or trends in a new market and therefore not being able to generate profit from the acquired property.  If this occurs, it could adversely affect our financial position, results of operations, cash flows, or ability to make distributions to our stockholders, the market price of our common stock, and our ability to satisfy our debt service obligations.

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

Improvements to life science properties are significantly more costly than improvements to traditional office space.

Our properties contain infrastructure improvements that are significantly more costly than improvements to other property types.  Although we have historically been able to recover the additional investment in infrastructure improvements through higher rental rates, there is the risk that we will not be able to continue to do so in the future.  Typical improvements include:

•                  Reinforced concrete floors;

•                  Upgraded roof loading capacity;

•                  Increased floor-to-ceiling heights;

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

As of December 31, 2012, we held ground lease obligations that included leases for 25 of our properties and four land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $8.4 million at December 31, 2012, our ground lease obligations have remaining lease terms ranging from 41 to 196 years, including extension options.  If we default under the terms of any particular ground lease, we may lose the ownership rights to the property subject to the lease.  Upon expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all.  The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flow, market price of our common stock, and ability to satisfy our debt service obligations and pay distributions to our stockholders.

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

Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties.  As of December 31, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent.  However, we cannot be certain that our client tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective client tenants, to seek space elsewhere.  If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair, and renovate our properties, which reduces our cash flows.

If our properties are not as attractive to current and prospective client tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose client tenants or suffer lower rental rates.  As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties.  However, there can be no assurances that any such expenditures would result in higher occupancy or higher rental rates, or deter existing client tenants from relocating to properties owned by our competitors.

We face substantial competition in our target markets.

The significant competition for business in our target markets could have an adverse effect on our operations.  We compete for investment opportunities with:

•                  Other REITs;

•                  Insurance companies;

•                  Pension and investment funds;

•                  Private equity entities;

•                  Partnerships;

•                  Developers;

•                  Investment companies; and

•                  Owners/occupants.

Many of these entities have substantially greater financial resources than we do and may be able to pay more than we can or accept more risk than we are willing to accept.  These entities may be less sensitive to risks with respect to the creditworthiness of a client tenant or the geographic concentration of their investments.  Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell.

Poor economic conditions in our markets could adversely affect our business.

Our properties are located in the following markets:

•                  Greater Boston;

•                  San Francisco Bay Area;

•                  San Diego;

•                  Greater NYC;

•                  Suburban Washington, D.C.;

•                  Seattle;

•                  Research Triangle Park;

•                  Canada;

•                  India; and

•                  China.

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

We are dependent on the life science industry, and changes within the industry may adversely impact our revenues from lease payments and results of operations.

In general, our business and strategy is to invest primarily in properties used by client tenants in the life science industry.  Our business could be adversely affected if the life science industry is impacted by the current economic, financial, and banking crisis or if the life science industry migrates from the U.S. to other countries.  Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments.  Also, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to re-lease vacant space to another life science industry client tenant.  Generally, our properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for life science properties at the time the leases are negotiated and the increases are proposed.

Many life science entities have completed mergers or consolidations.  Mergers or consolidations of life science entities in the future could reduce the amount of rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments and results of operations.

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases.  If a client tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease.  Also, when our client tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space.  Even if client tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms.  Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business.  We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.  As of December 31, 2012, leases at our properties representing approximately 7.9% and 8.4% of the aggregate total rentable square footage of our properties, excluding month-to-month leases, were scheduled to expire in 2013 and 2014, respectively.

High levels of regulation, expense, and uncertainty may adversely affect the life science industry as well as our client tenants’ business, results of operations, and financial condition, which may adversely affect their ability to make rental payments to us, and consequently, may materially adversely affect our business, results of operations, and financial condition.

Our life science industry client tenants are subject to a number of risks unique to the life science industry, including the following, any one or more of which may adversely affect their ability to make rental payments to us, and consequently, may materially adversely affect our business, results of operations, and financial condition:

•                  Our client tenants sell products and services in an industry that is characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, evolving industry standards, and uncertainty over the implementation of new healthcare reform legislation, which may cause them to lose competitive positions and adversely affect their operations;

•                  Some of our client tenants developing potential drugs may find that their drugs are not effective, or may even be harmful, when tested in humans;

•                  Some of our client tenants depend on reimbursements from various government entities or private insurance plans, and reimbursements may decrease in the future;

•                  Some of our client tenants may not be able to manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans;

•                  Drugs that are developed and manufactured by some of our client tenants require regulatory approval, including the approval of the U.S. Food and Drug Administration, prior to being made, marketed, sold, and used.  The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires the use of substantial resources, and is often unpredictable.  A client tenant may fail to obtain or experience significant delays in obtaining these approvals;

•                  Some of our client tenants and their licensors require patent, copyright, or trade secret protection to develop, make, market, and sell their products and technologies.  A client tenant may be unable to commercialize its products or technologies if patents covering such products or technologies are not issued, or are successfully challenged, narrowed, invalidated, or circumvented by third parties, or if the client tenant fails to obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies;

•                  A drug made by a client tenant may not be well accepted by doctors and patients, may be less effective or accepted than a competitor’s drug, or may be subsequently recalled from the market, even if it is successfully developed, proven safe and effective in human clinical trials, and manufactured, and the requisite regulatory approvals are obtained;

•                  Some of our client tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the life science industry; or federal, state, and local governments.  Such funding may become unavailable or difficult to obtain.  The ability of each client tenant to raise capital will depend on its financial and operating condition and the overall condition of the financial, banking, and economic environment; and

•                  Even with sufficient funding, some of our client tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies that are commercially useful in the discovery or identification of potential drug targets or drugs.

We cannot assure our stockholders that our client tenants will be able to develop, make, market, or sell their products and technologies due to the risks inherent in the life science industry.  Any client tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us.

Government changes to the healthcare system may have a negative impact on the pricing of drugs, cost of healthcare coverage, and reimbursement of healthcare services and products.

Life science entities are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions.  The Food and Drug Administration (“FDA”) and comparable agencies in other jurisdictions directly regulate many critical activities of life science and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management.  In both domestic and foreign markets, sales of life science industry products depend, in part, on the availability and amount of reimbursement by third-party payers, including governments and private health plans.  Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products.  Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations.  Substantial uncertainty exists regarding the reimbursement by third-party payers of newly approved healthcare products.  The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs.  Such reforms may include changes to the coverage and reimbursement of healthcare service and products.  Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our client tenants’ businesses and our business.

Our results of operations depend on our client tenants’ research and development efforts and their ability to obtain funding for these efforts.

Our client tenant base includes entities in the pharmaceutical, biotechnology, medical device, life science, and related industries; academic institutions; government institutions; and private foundations.  Our client tenants base their research and development budgets on several factors, including the need to develop new products, the availability of government and other funding, competition, and the general availability of resources.

Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and government budgetary limitations, and mergers and consolidations of entities in the life science industry.  Our business could be adversely impacted by a significant decrease in life science research and development expenditures by either our client tenants or the life science industry.

Additionally, our client tenants include research institutions whose funding is largely dependent on grants from government agencies such as the NIH, the National Science Foundation, and similar agencies or organizations.  Government funding of research and development is subject to the political process, which is often unpredictable.  Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities.  Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities.  Any shift away from funding of life science research and development or delays surrounding the approval of government budget proposals may adversely impact our client tenants’ operations, which in turn may impact their ability to make lease payments to us, and thus adversely impact our results of operations.

The inability of a client tenant to pay us rent could adversely affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases.  If our client tenants, especially significant client tenants, fail to make rental payments under their leases, our financial condition, cash flows, and ability to make distributions to our stockholders could be adversely affected.

As of December 31, 2012, we had 494 leases with a total of 396 client tenants, and 74, or 42%, of our 178 properties were single-tenant properties.  Our three largest client tenants accounted for approximately 14.7% of our aggregate annualized base rent, or approximately 6.9%, 4.2%, and 3.6%, respectively.  “Annualized base rent” means the annualized fixed base rental amount in effect as of December 31, 2012, using rental revenues calculated on a straight-line basis in accordance with GAAP.  Annualized base rent does not include reimbursements for real estate taxes, insurance, utilities, common area, and other operating expenses, substantially all of which are borne by the client tenants in the case of triple net leases.

The bankruptcy or insolvency of a major client tenant may also adversely affect the income produced by a property.  If any of our client tenants becomes a debtor in a case under the U.S. Bankruptcy Code, as amended, we cannot evict that client tenant solely because of its bankruptcy.  The bankruptcy court may authorize the client tenant to reject and terminate its lease with us.  Our claim against such a client tenant for uncollectible future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the client tenant’s lease.  Any shortfall in rent payments could adversely affect our cash flow and our ability to make distributions to our stockholders.

U.S. government client tenants may not receive government funding, which could adversely affect their ability to pay us.

U.S. government tenants are subject to government funding.  If one of our U.S. government tenants fails to receive its government funding, we may not be able to collect rental amounts due to us.  In addition, current budgetary pressures may result in reduced allocations to government agencies that fund research and development activities, such as the NIH.  For instance, the significance and timing of anticipated reductions to the NIH budget may be significantly impacted by the sequestration provisions of the Budget Control Act of 2011 that are scheduled to become effective on March 1, 2013, and whether these sequestration provisions remain in effect due to a failure by the U.S. federal government to enact a federal budget for 2013.  Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets.  Any shift away from the funding of life sciences research and development, or delays surrounding the approval of government budget proposals, may cause our client tenants to default on rental payments, or delay or forego leasing our rental space, which could adversely affect our business, financial condition, or results of operations.  In addition, defaults under leases with U.S. federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws.  As of December 31, 2012, leases with U.S. government tenants at our properties accounted for approximately 2.9% of our aggregate annualized base rent.

Some of our client tenants may be subject to increasing government price controls and other healthcare cost-containment measures.

Government healthcare cost-containment measures can significantly affect our client tenants’ revenue and profitability.  In many countries outside the U.S., government agencies strictly control, directly or indirectly, the prices at which our pharmaceutical industry client tenants’ products are sold.  In the U.S., our pharmaceutical industry client tenants are subject to substantial pricing pressures from state Medicaid programs and private insurance programs and pharmacy benefit managers, and implementation of the recently-enacted U.S. healthcare reform legislation is increasing these pricing pressures.  In addition, many state legislative proposals could further negatively affect their pricing and/or reimbursement for our pharmaceutical industry client tenants’ products.  We anticipate pricing pressures from both governments and private payers inside and outside the U.S. to become more severe over time.

We could be held liable for damages resulting from our client tenants’ use of hazardous materials.

Many of our life science industry client tenants engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds.  In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result.  This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders.

Together with our client tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products.  Failure to comply with these laws and regulations, or changes in them, could adversely affect our business or our client tenants’ businesses and their ability to make rental payments to us.

Our properties may have defects that are unknown to us.

Although we review the physical condition of our properties before they are acquired, from time to time, as they are developed and redeveloped, any of our properties may have characteristics or deficiencies unknown to us that could adversely affect the property’s value or revenue potential.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the ADA, places of public accommodation and/or commercial facilities must meet federal requirements related to access and use by disabled persons.  We may be required to make substantial capital expenditures at our properties to comply with this law.  In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

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

•                  The generation, management, and disposal of hazardous or toxic chemicals, substances, or wastes; and

•                  Workplace health and safety.

Many of our client tenants routinely handle hazardous substances and wastes as part of their operations at our properties.  Environmental laws and regulations subject our client tenants, and potentially us, to liability resulting from these activities.  Environmental liabilities could also affect a client tenant’s ability to make rental payments to us.  We require our client tenants to comply with these environmental laws and regulations and to indemnify us for any related liabilities.

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

The additional investigations have included, as appropriate:

•                  Asbestos surveys;

•                  Radon surveys;

•                  Lead surveys;

•                  Mold surveys;

•                  Additional public records review;

•                  Subsurface sampling; and

•                  Other testing.

Nevertheless, it is possible that the assessments on our current properties have not revealed, and that assessments on future acquisitions will not reveal, all environmental liabilities.  Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our client tenants and that could have a material adverse effect on our business.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs to remedy the problem.

When excessive moisture accumulates in buildings or on building materials, mold may grow, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Some molds may produce airborne toxins or irritants.  Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses, and bacteria.  Indoor exposure to airborne toxins or irritants above certain levels may cause a variety of adverse health effects and symptoms, including allergic or other reactions.  As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation.  In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our client tenants, employees of our client tenants, and others if property damage or health concerns arise.

We could incur significant costs due to the financial condition of our insurance carriers.

We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect.  The financial condition of one or more of the insurance companies that we hold policies with may be negatively impacted, resulting in their inability to pay on future insurance claims.  Their inability to pay future claims may have a negative impact on our financial results.  In addition, the failure of one or more insurance companies may increase the cost of renewing our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.

Our insurance may not adequately cover all potential losses.

If we experience a loss at any of our properties that is not covered by insurance, that exceeds our insurance policy limits, or is subject to a policy deductible, we could lose the capital invested in the affected property and, possibly, future revenues from that property.  In addition, we could continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties.  We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties.  We have obtained earthquake insurance for our properties that are located in the vicinity of active earthquake faults.  We also carry environmental remediation insurance and have title insurance policies for our properties.  We generally obtain our title insurance policies when we acquire the property; each policy covers an amount equal to the initial purchase price of each property.  Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

Our client tenants are also required to maintain comprehensive insurance, including liability and casualty insurance that is customarily obtained for similar properties.  There are, however, certain types of losses that we and our client tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them.  The availability of coverage against certain types of losses, such as from terrorism or toxic mold, has become more limited and, when available, carries a significantly higher cost.  We cannot predict whether insurance coverage against terrorism or toxic mold will remain available for our properties because insurance companies may no longer offer coverage against such losses, or such coverage, if offered, may become prohibitively expensive.  We have not had material problems with terrorism or toxic mold at any of our properties.

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

Extreme weather or natural disasters may cause property damage or disrupt business, which could harm our business and operating results.

We have properties located in areas that may be subject to extreme weather and natural disasters, including, but not limited to, earthquakes, winds, floods, hurricanes, and fires.  Such conditions may damage our properties, disrupt our operations, and adversely impact our client tenants’ operations.  There can be no assurance that such conditions will not have a material adverse effect on our properties, operations, or business.

Terrorist attacks may have an adverse impact on our business and operating results and could decrease the value of our assets.

Terrorist attacks such as those that took place on September 11, 2001, could have a material adverse impact on our business, operating results, and market price of our common stock.  Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties.  To the extent that future terrorist attacks impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.

The loss of services of any of our senior officers could adversely affect us.

We depend upon the services of relatively few senior officers.  The loss of services of any one of them may adversely affect our business, financial condition, and prospects.  We use the extensive personal and business relationships that members of our management have developed over time with owners of life science properties and with major life science industry client tenants.  We cannot assure our stockholders that our senior officers will remain employed with us.

Competition for skilled personnel could increase labor costs.

We compete with various other companies in attracting and retaining qualified and skilled personnel.  We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our company.  Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  We may not be able to offset such additional costs by increasing the rates we charge client tenants.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

In order for us to maintain our qualification as a REIT, among other reasons, our charter provides for an ownership limit, which prohibits, with certain exceptions, direct or constructive ownership of shares of stock representing more than 9.8% of the combined total value of our outstanding shares of stock by any person, as defined in our charter.  Our Board of Directors, in its sole discretion, may waive the ownership limit for any person.  However, our Board of Directors may not grant such waiver if, after giving effect to such waiver, we would be “closely held” under section 856(h) of the Internal Revenue Code.  As a condition to waiving the ownership limit, our Board of Directors may require a ruling from the Internal Revenue Service or an opinion of counsel in order to determine our status as a REIT.  Notwithstanding the receipt of any such ruling or opinion, our Board of Directors may impose such conditions or restrictions as it deems appropriate in connection with granting a waiver.

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

As authorized by Maryland law, our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock and to classify or reclassify unissued shares of common or preferred stock without any stockholder approval.  Our Board of Directors could establish a series of preferred stock that could delay, defer, or prevent a transaction that might involve a premium price for our common stock or that might, for other reasons, be desired by our common stockholders or that have a dividend preference that may adversely affect our ability to pay dividends on our common stock.

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

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements.  Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our investments.

We face risks associated with short-term liquid investments.

From time to time, we may have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income.  These investments may include (either directly or indirectly) obligations (including certificates of deposit) of banks, money market funds, treasury bank securities, and other short-term securities.  Investments in these securities and funds are not insured against loss of principal.  Under certain circumstances we may be required to redeem all or part of these securities or funds at less than par value.  A decline in the value of our investments or delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition and our ability to pay our obligations as they become due.

We have certain ownership interests outside the U.S. that may subject us to risks different from or greater than those associated with our domestic operations.

We have five operating properties in Canada as well as four operating properties and three development projects in Asia, with an aggregate investment in real estate of approximately $191.0 million and $237.8 million, respectively, as of December 31, 2012.  Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations.  These risks include, but are not limited to:

•                  Adverse effects of changes in exchange rates for foreign currencies;

•                  Challenges and/or taxation with respect to the repatriation of foreign earnings or repatriation of proceeds from the sale of one or more of our foreign investments;

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

Investments in international markets may also subject us to risks associated with establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”) and similar foreign laws and regulations.  The FCPA and similar applicable anti-corruption laws prohibit individuals and entities from corruptly offering, promising, authorizing, or providing payments or anything of value, directly or indirectly, to government officials in order to obtain, retain, or direct business.  Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations or the value of our international investments.  In addition, if we fail to effectively manage our international operations, our overall financial condition, results of operations, cash flow, and the market price of our common stock could be adversely affected.

Further, we may in the future enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution rules of, another country or region.  In some cases, such a country or region might not have a forum which provides us an effective or efficient means for resolving disputes that may arise under these agreements.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies.

We have properties and operations in countries where the U.S. dollar is not the local currency and we thus are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency.  A significant decrease in the value of the Canadian dollar, Indian rupee, Chinese renminbi, or other currencies in countries where we may have an investment could materially affect our results of operations.  We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest.  Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our information technology networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including client tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including client tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems.  They also may be critical to the operations of certain of our client tenants.  Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  While, to date, we have not experienced a cyber-attack or cyber-intrusion, we may be unable to anticipate or to implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

•                  Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our client tenants;

•                  Result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•                  Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•                  Result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•                  Result in our inability to maintain the building systems relied upon by our client tenants for the efficient use of their leased space;

•                  Require significant management attention and resources to remedy any damages that result;

•                  Subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•                  Damage our reputation among our client tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.

Changes in the method of determining or the discontinuation of LIBOR may adversely affect interest expense related to outstanding debt.

We hold certain instruments in our debt profile on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options.  Beginning in 2008, concerns have been raised that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have under-reported, over-reported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. At least one BBA member bank has entered into a settlement with a number of its regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and government authorities in various jurisdictions are ongoing.  Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future.  If manipulation of LIBOR occurred, it may have resulted in LIBOR being artificially lower (or higher) than it would otherwise have been.  Any such manipulation could have occurred over a substantial period of time.

On September 28, 2012, British regulators published a report on the review of LIBOR.  The report concluded that LIBOR should be retained as a benchmark, but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR.  The British government endorsed recommendations made by the report and instructed the institutions involved in the process of setting LIBOR to implement those recommendations.  Any changes in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index.  Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments.  We rely on interest rate swaps to help mitigate our exposure to such interest rate risk, on a portion of our debt obligations.  However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2012, we had 178 properties containing approximately 17.1 million rentable square feet of life science laboratory space.  Our operating properties were approximately 93.4% leased as of December 31, 2012.  The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry client tenants.  These improvements typically are generic to life science industry client tenants rather than being specific to a particular client tenant.  As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry client tenants.  Laboratory improvements to our life science properties typically include:

•                  Reinforced concrete floors;

•                  Upgraded roof loading capacity;

•                  Increased floor-to-ceiling heights;

•                  Heavy-duty HVAC systems;

•                  Enhanced environmental control technology;

•                  Significantly upgraded electrical, gas, and plumbing infrastructure; and

•                  Laboratory benches.

As of December 31, 2012, we held a fee simple interest in each of our properties, except for 25 properties that accounted for approximately 23% of the total rentable square footage of our properties.  Of the 25 properties, we held 13 properties in the Greater Boston market, five properties in the San Francisco Bay Area market, one property in the Greater NYC market, one property in the Suburban Washington, D.C., market, one property in the Research Triangle Park market, and four properties in the International market pursuant to ground leasehold interests. As of December 31, 2012, our asset base also contained three land parcels aggregating approximately 2.0 million developable square feet in India, which we held pursuant to ground leasehold interests.  See further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules.”

As of December 31, 2012, we had 494 leases with a total of 396 client tenants, and 74, or 42%, of our 178 properties were single-tenant properties.  Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years.  As of December 31, 2012:

•                  Approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•                  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index;

•                  Approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases; and

•                  Investment-grade client tenants represented 47% of our total annualized base rent.

Our leases also typically give us the right to review and approve tenant alterations to the property.  Generally, tenant-installed improvements to the properties are reusable generic life science laboratory improvements and remain our property after termination of the lease at our election.  However, we are permitted under the terms of most of our leases to require that the client tenant, at its expense, remove certain non-generic improvements and restore the premises to their original condition.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2012:

Year of Lease Expiration	Number of Leases Expiring		Rentable Square Feet (“RSF”) of Expiring Leases		Percentage of Aggregate Total RSF	Annualized Base Rent of Expiring Leases (per RSF)
2013	92	(1)	1,122,071	(1)	7.9%	$27.52
2014	88		1,188,795		8.4%	$31.30
2015	72		1,376,412		9.7%	$32.80
2016	55		1,450,110		10.2%	$30.10
2017	60		1,542,680		10.9%	$30.76
2018	24		1,141,470		8.0%	$39.50
2019	20		663,463		4.7%	$33.50
2020	16		772,974		5.4%	$41.08
2021	21		829,431		5.8%	$36.77
2022	15		545,344		3.8%	$31.43
Thereafter	21		2,095,674		14.7%	$39.78

									Annualized
	2013 RSF of Expiring Leases								Base Rent of
		Negotiating/		Targeted for		Remaining			Expiring Leases		Market Rent
Market	Leased	Anticipating		Redevelopment		Expiring Leases	Total		(per RSF)		per RSF (1)
Greater Boston	4,679	35,077		–		105,746	145,502		$36.78		$25.00 - $59.00
San Francisco Bay Area	56,862	61,058		–		205,104	323,024		32.39		$20.00 - $47.00
San Diego	2,835	–		176,500	(2)	135,069	314,404		19.46		$16.00 - $36.00
Greater NYC	–	–		–		–	–		–		N/A
Suburban Washington, D.C.	–	121,068	(3)	–		101,256	222,324		30.58		$15.00 - $32.00
Seattle	–	–		–		7,192	7,192		17.35		$17.00 - $44.00
Research Triangle Park	9,464	12,261		–		52,213	73,938		19.52		$10.00 - $32.00
Canada	–	–		–		–	–		–		N/A
Non-cluster markets	15,463	4,006		–		5,873	25,342		17.68		$14.00 - $24.00
Asia	–	2,314		–		8,031	10,345		12.94	(4)	$11.00 - $26.00
Total	89,303	235,784		176,500		620,484	1,122,071	(5)	$27.52
Percentage of expiring leases	8%	21%		16%		55%	100%

							Annualized
	2014 RSF of Expiring Leases						Base Rent of
		Negotiating/	Targeted for		Remaining		Expiring Leases		Market Rent
Market	Leased	Anticipating	Redevelopment		Expiring Leases	Total	(per RSF)		per RSF (1)
Greater Boston	–	63,360	–		265,788	329,148	$38.42		$25.00 - $59.00
San Francisco Bay Area	91,644	–	–		278,808	370,452	31.56		$20.00 - $47.00
San Diego	–	–	–		43,894	43,894	27.63		$16.00 - $36.00
Greater NYC	–	5,271	–		89,954	95,225	40.78		$20.00 - $70.00
Suburban Washington, D.C.	–	10,778	85,297	(6)	76,136	172,211	19.42		$15.00 - $32.00
Seattle	–	6,849	–		13,213	20,062	47.75		$17.00 - $44.00
Research Triangle Park	–	10,527	–		34,496	45,023	22.71		$10.00 - $32.00
Canada	–	13,031	–		80,127	93,158	23.37		$13.00 - $28.00
Non-cluster markets	–	–	–		–	–	–		N/A
Asia	–	12,720	–		6,902	19,622	13.74	(4)	$11.00 - $26.00
Total	91,644	122,536	85,297		889,318	1,188,795	$31.30
Percentage of expiring leases	8%	10%	7%		75%	100%

(1)	Based upon rental rates achieved in recently executed leases over the trailing 12 months and our estimate of market rents.
(2)

Represents a project containing 176,500 rentable square feet of non-laboratory space at 3013/3033 Science Park Road, which consists of two buildings acquired in April 2012. The property was 100% leased on a short-term basis to a non-life science tenant and thereafter, we expect to redevelop the property.

(3)

Includes 54,906 rentable square feet at 5 Research Court. We expect the tenant to extend their lease beyond their 2013 lease expiration date. This property consists of non-laboratory space and upon rollover will undergo conversion into laboratory space through redevelopment.

(4)	Our current investment in this property is approximately $86 per rentable square foot.
(5)	Excludes 11 month-to-month leases for approximately 33,638 rentable square feet.
(6)

Represents projects containing 60,000 rentable square feet and 25,000 rentable square feet at 930 Clopper Road and 1500 East Gude Drive, respectively, which we expect to convert from non-laboratory space to laboratory space through redevelopment.

Client tenants

Our life science properties are leased to a diverse group of client tenants, with no client tenant accounting for more than 6.9% of our annualized base rent.  The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of December 31, 2012 (dollars in thousands):

						Percentage		Percentage
						of		of	Investment-Grade
			Remaining Lease		Approximate	Aggregate		Aggregate	Client Tenants (3)
		Number	Term in Years		Aggregate	Total	Annualized	Annualized	Fitch	Moody’s	S&P	Education/
	Client Tenant	of Leases	(1)	(2)	RSF	Square Feet	Base Rent	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	11	4.0	4.2	608,876	3.6%	$30,508	6.9%	AA	Aa2	AA-	–
2	Illumina, Inc.	1	18.8	18.8	473,954	2.8	18,574	4.2	–	–	–	–
3	Bristol-Myers Squibb Company	6	4.9	5.1	419,624	2.5	15,840	3.6	A	A2	A+	–
4	Eli Lilly and Company	5	8.6	10.2	262,182	1.5	15,068	3.4	A	A2	AA-	–
5	FibroGen, Inc.	1	10.9	10.9	234,249	1.4	14,197	3.2	–	–	–	–
6	Roche	3	5.2	5.3	348,918	2.0	13,867	3.1	AA-	A1	AA	–
7	United States Government	8	4.0	5.0	324,577	1.9	12,735	2.9	AAA	Aaa	AA+	–
8	GlaxoSmithKline plc	5	6.9	6.6	208,394	1.2	10,266	2.3	A+	A1	A+	–
9	Celgene Corporation	4	8.5	8.4	255,779	1.5	9,540	2.2	–	Baa2	BBB+	–
10	Onyx Pharmaceuticals, Inc.	4	9.2	9.8	257,287	1.5	9,030	2.1	–	–	–	–
11	Massachusetts Institute of Technology	3	4.4	4.7	178,952	1.0	8,230	1.9	–	Aaa	AAA	✓
12	The Regents of the University of California	3	8.6	8.7	188,654	1.1	7,787	1.8	AA	Aa1	AA	✓
13	NYU-Neuroscience Translational Research Institute	2	12.5	11.4	82,170	0.5	7,642	1.7	A-	A3	AA-	✓
14	Alnylam Pharmaceuticals, Inc.	1	3.8	3.8	129,424	0.8	6,066	1.4	–	–	–	–
15	Gilead Sciences, Inc.	1	7.5	7.5	109,969	0.6	5,824	1.3	–	Baa1	A-	–
16	Pfizer Inc.	2	6.4	6.2	116,518	0.7	5,502	1.2	A+	A1	AA	–
17	The Scripps Research Institute	2	3.9	3.9	99,377	0.6	5,200	1.2	AA-	Aa3	–	✓
18	Theravance, Inc. (4)	2	7.4	7.4	130,342	0.8	4,895	1.1	–	–	–	–
19	Infinity Pharmaceuticals, Inc.	2	2.1	2.1	68,020	0.4	4,423	1.0	–	–	–	–
20	Qiagen N.V.	2	3.5	3.5	158,879	0.9	4,380	1.0	–	–	–	–
	Total/Weighted Average Top 20:	68	7.5	7.7	4,656,145	27.3%	$209,574	47.5%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent in effect as of December 31, 2012.
(3)	Ratings obtained from Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.
(4)	As of October 24, 2012, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

The chart below shows client tenant business types by annualized base rent as of December 31, 2012:

Location of properties

The locations of our properties are diversified among a number of life science cluster markets.  The following table sets forth, as of December 31, 2012, the total rentable square feet and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet					Number of
Market	Operating	Development	Redevelopment	Total	% Total	Properties	Annualized Base Rent

Greater Boston	3,021,427	305,212	97,862	3,424,501	20%	35	$115,752	26%

San Francisco Bay Area	2,486,752	222,780	53,980	2,763,512	16	25	96,952	22

San Diego	2,722,456	–	95,381	2,817,837	17	36	86,942	20

Greater NYC	534,827	419,806	–	954,633	6	7	32,115	7

Suburban Washington, D.C.	2,360,990	–	75,056	2,436,046	14	31	50,157	11

Seattle	636,838	–	109,345	746,183	4	10	26,001	6

Research Triangle Park	941,807	–	–	941,807	6	14	19,386	5

Canada	1,096,077	–	–	1,096,077	6	5	9,368	2

Non-cluster markets	61,002	–	–	61,002	–	2	590	–

North America	13,862,176	947,798	431,624	15,241,598	89	165	437,263	99

Asia	587,662	618,976	115,468	1,322,106	8	9	4,188	1

Continuing operations	14,449,838	1,566,774	547,092	16,563,704	97	174	$441,451	100%

Discontinued operations	504,130	–	–	504,130	3	4

Total	14,953,968	1,566,774	547,092	17,067,834	100%	178

(1)          Annualized base rent means the annualized fixed base rental amount in effect as of December 31, 2012 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

(2)          Certain properties are pledged as security under our secured notes payable as of December 31, 2012.  See Schedule III — Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc. in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties, including encumbered properties.

The chart below illustrates our annualized base rent as of December 31, 2012, in leading “brain trust” cluster markets:

Property listing

The following table provides certain information about our operating properties as of December 31, 2012 (dollars in thousands):

								Occupancy Percentage
		Rentable Square Feet				Number of	Annualized		Operating and
Address	Submarket	Operating	Development	Redevelopment	Total	Properties	Base Rent	Operating	Redevelopment
Greater Boston
100 Technology Square	Cambridge/Inner Suburbs	255,441	–	–	255,441	1	$17,180	100.0%	100.0%
200 Technology Square	Cambridge/Inner Suburbs	177,101	–	–	177,101	1	10,411	100.0	100.0
300 Technology Square	Cambridge/Inner Suburbs	175,609	–	–	175,609	1	7,701	88.9	88.9
400 Technology Square	Cambridge/Inner Suburbs	140,532	–	71,592	212,124	1	7,439	100.0	66.2
500 Technology Square	Cambridge/Inner Suburbs	184,207	–	–	184,207	1	10,041	98.4	98.4
600 Technology Square	Cambridge/Inner Suburbs	128,224	–	–	128,224	1	4,383	99.6	99.6
700 Technology Square	Cambridge/Inner Suburbs	48,930	–	–	48,930	1	1,548	82.4	82.4
161 First Street	Cambridge/Inner Suburbs	46,356	–	–	46,356	1	1,955	99.5	99.5
167 Sidney Street	Cambridge/Inner Suburbs	26,589	–	–	26,589	1	1,392	100.0	100.0
215 First Street	Cambridge/Inner Suburbs	366,719	–	–	366,719	1	10,633	86.2	86.2
225 Binney Street	Cambridge/Inner Suburbs	–	305,212	–	305,212	1	–	N/A	N/A
300 Third Street	Cambridge/Inner Suburbs	131,963	–	–	131,963	1	6,520	100.0	100.0
480 Arsenal	Cambridge/Inner Suburbs	140,744	–	–	140,744	1	4,644	100.0	100.0
500 Arsenal Street	Cambridge/Inner Suburbs	93,516	–	–	93,516	1	3,402	100.0	100.0
780/790 Memorial Drive	Cambridge/Inner Suburbs	99,350	–	–	99,350	2	6,634	100.0	100.0
79/96 Charlestown Navy Yard	Cambridge/Inner Suburbs	25,309	–	–	25,309	1	171	34.8	34.8
99 Erie Street	Cambridge/Inner Suburbs	27,960	–	–	27,960	1	1,143	100.0	100.0
100 Beaver Street	Route 128	82,330	–	–	82,330	1	2,286	100.0	100.0
285 Bear Hill Road	Route 128	–	–	26,270	26,270	1	–	N/A	–
19 Presidential Way	Route 128	128,325	–	–	128,325	1	3,398	100.0	100.0
29 Hartwell Avenue	Route 128	59,000	–	–	59,000	1	2,049	100.0	100.0
3 Preston Court	Route 128	30,123	–	–	30,123	1	395	44.4	44.4
35 Hartwell Avenue	Route 128	46,700	–	–	46,700	1	1,650	100.0	100.0
35 Wiggins Avenue	Route 128	48,640	–	–	48,640	1	878	100.0	100.0
44 Hartwell Avenue	Route 128	26,828	–	–	26,828	1	1,105	100.0	100.0
45/47 Wiggins Avenue	Route 128	38,000	–	–	38,000	1	1,114	100.0	100.0
60 Westview Street	Route 128	40,200	–	–	40,200	1	1,147	100.0	100.0
6/8 Preston Court	Route 128	54,391	–	–	54,391	1	752	100.0	100.0
111 Forbes Boulevard	Route 495/Worcester	58,280	–	–	58,280	1	261	28.6	28.6
130 Forbes Boulevard	Route 495/Worcester	97,566	–	–	97,566	1	871	100.0	100.0
20 Walkup Drive	Route 495/Worcester	91,045	–	–	91,045	1	653	100.0	100.0
30 Bearfoot Road	Route 495/Worcester	60,759	–	–	60,759	1	2,765	100.0	100.0
306 Belmont Street	Route 495/Worcester	78,916	–	–	78,916	1	1,139	100.0	100.0
350 Plantation Street	Route 495/Worcester	11,774	–	–	11,774	1	92	42.5	42.5
Greater Boston		3,021,427	305,212	97,862	3,424,501	35	$115,752	94.6%	91.6%

San Francisco Bay Area
1500 Owens Street	Mission Bay	158,267	–	–	158,267	1	$7,029	97.8%	97.8%
1700 Owens Street	Mission Bay	157,340	–	–	157,340	1	10,099	99.6	99.6
455 Mission Bay Boulevard South	Mission Bay	210,398	–	–	210,398	1	8,805	97.8	97.8
409/499 Illinois Street	Mission Bay	234,249	222,780	–	457,029	2	14,197	100.0	100.0
249/259 East Grand Avenue	South San Francisco	300,119	–	–	300,119	2	11,464	100.0	100.0
341/343 Oyster Point Boulevard	South San Francisco	53,980	–	53,980	107,960	2	1,189	100.0	50.0
400/450 East Jamie Court	South San Francisco	163,036	–	–	163,036	2	4,075	79.6	79.6
500 Forbes Boulevard	South San Francisco	155,685	–	–	155,685	1	5,540	100.0	100.0
600/630/650 Gateway Boulevard	South San Francisco	150,960	–	–	150,960	3	4,400	96.9	96.9
681 Gateway Boulevard	South San Francisco	126,971	–	–	126,971	1	6,161	100.0	100.0
7000 Shoreline Court	South San Francisco	136,395	–	–	136,395	1	4,167	99.7	99.7
901/951 Gateway Boulevard	South San Francisco	170,244	–	–	170,244	2	5,573	100.0	100.0
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	Peninsula	98,964	–	–	98,964	1	3,232	96.6	96.6
2625/2627/2631 Hanover Street	Peninsula	32,074	–	–	32,074	1	1,328	100.0	100.0
3165 Porter Drive	Peninsula	91,644	–	–	91,644	1	3,929	100.0	100.0
3350 West Bayshore Road	Peninsula	60,000	–	–	60,000	1	1,530	100.0	100.0
75/125 Shoreway Road	Peninsula	82,815	–	–	82,815	1	2,044	100.0	100.0
849/863 Mitten Road & 866 Malcolm Road	Peninsula	103,611	–	–	103,611	1	2,190	95.5	95.5
San Francisco Bay Area		2,486,752	222,780	53,980	2,763,512	25	$96,952	97.8%	95.7%

Property listing (continued)

								Occupancy Percentage
		Rentable Square Feet				Number of	Annualized		Operating and
Address	Submarket	Operating	Development	Redevelopment	Total	Properties	Base Rent	Operating	Redevelopment
San Diego
10931/10933 North Torrey Pines Road	Torrey Pines	96,641	–	–	96,641	1	$3,081	95.7%	95.7%
10975 North Torrey Pines Road	Torrey Pines	44,733	–	–	44,733	1	1,595	100.0	100.0
11119 North Torrey Pines Road	Torrey Pines	45,287	–	26,958	72,245	1	1,495	100.0	62.7
3010 Science Park Road	Torrey Pines	74,557	–	–	74,557	1	3,215	100.0	100.0
3013/3033 Science Park Road (1)	Torrey Pines	176,500	–	–	176,500	1	3,055	100.0	100.0
3115/3215 Merryfield Row	Torrey Pines	158,645	–	–	158,645	2	7,125	100.0	100.0
3530/3550 John Hopkins Court & 3535/3565 General Atomics Court	Torrey Pines	220,569	–	–	220,569	4	7,815	93.4	93.4
10300 Campus Point Drive	University Town Center	449,759	–	–	449,759	1	15,783	96.1	96.1
4755/4757/4767 Nexus Center Drive	University Town Center	110,535	–	68,423	178,958	3	4,252	100.0	61.8
5200 Illumina Way	University Town Center	473,954	–	–	473,954	1	18,574	100.0	100.0
9363/9373/9393 Towne Center Drive	University Town Center	128,844	–	–	128,844	3	3,627	100.0	100.0
9880 Campus Point Drive	University Town Center	71,510	–	–	71,510	1	2,774	100.0	100.0
5810/5820 Nancy Ridge Drive	Sorrento Mesa	87,298	–	–	87,298	1	1,641	88.7	88.7
5871 Oberlin Drive	Sorrento Mesa	33,817	–	–	33,817	1	478	48.0	48.0
6138/6150 Nancy Ridge Drive	Sorrento Mesa	56,698	–	–	56,698	1	1,586	100.0	100.0
6146/6166 Nancy Ridge Drive	Sorrento Mesa	51,273	–	–	51,273	2	639	57.2	57.2
6175/6225/6275 Nancy Ridge Drive	Sorrento Mesa	105,812	–	–	105,812	3	1,215	55.5	55.5
7330 Carroll Road	Sorrento Mesa	66,244	–	–	66,244	1	2,341	100.0	100.0
10505 Roselle Street & 3770 Tansy Street	Sorrento Valley	33,013	–	–	33,013	2	1,001	100.0	100.0
11025/11035/11045 Roselle Street	Sorrento Valley	66,442	–	–	66,442	3	1,621	100.0	100.0
3985 Sorrento Valley Boulevard	Sorrento Valley	60,545	–	–	60,545	1	1,534	100.0	100.0
13112 Evening Creek Drive	I-15 Corridor	109,780	–	–	109,780	1	2,495	100.0	100.0
San Diego		2,722,456	–	95,381	2,817,837	36	$86,942	95.1%	91.9%

Greater NYC
430 East 29th Street	Manhattan	–	419,806	–	419,806	1	$–	N/A	N/A
450 East 29th Street	Manhattan	309,141	–	–	309,141	1	25,195	99.8%	99.8%
100 Phillips Parkway	Bergen County	78,501	–	–	78,501	1	2,213	90.8	90.8
102 Witmer Road	Pennsylvania	50,000	–	–	50,000	1	3,345	100.0	100.0
5100 Campus Drive	Pennsylvania	21,859	–	–	21,859	1	274	100.0	100.0
701 Veterans Circle	Pennsylvania	35,155	–	–	35,155	1	735	100.0	100.0
702 Electronic Drive	Pennsylvania	40,171	–	–	40,171	1	353	62.3	62.3
Greater NYC		534,827	419,806	–	954,633	7	$32,115	95.7%	95.7%

Suburban Washington, D.C.
12301 Parklawn Drive	Rockville	49,185	–	–	49,185	1	$1,169	100.0%	100.0%
1330 Piccard Drive	Rockville	131,511	–	–	131,511	1	2,876	94.0	94.0
1405 Research Boulevard	Rockville	71,669	–	–	71,669	1	2,119	100.0	100.0
1500/1550 East Gude Drive (2)	Rockville	90,489	–	–	90,489	2	1,386	77.3	77.3
14920 Broschart Road	Rockville	48,500	–	–	48,500	1	1,073	100.0	100.0
15010 Broschart Road	Rockville	38,203	–	–	38,203	1	741	85.8	85.8
5 Research Court (3)	Rockville	54,906	–	–	54,906	1	1,425	100.0	100.0
5 Research Place	Rockville	63,852	–	–	63,852	1	2,364	100.0	100.0
9800 Medical Center Drive	Rockville	206,530	–	75,056	281,586	4	7,028	89.6	65.7
9920 Medical Center Drive	Rockville	58,733	–	–	58,733	1	455	100.0	100.0
1201 Clopper Road	Gaithersburg	143,585	–	–	143,585	1	3,984	100.0	100.0
1300 Quince Orchard Road	Gaithersburg	54,874	–	–	54,874	1	997	100.0	100.0
16020 Industrial Drive	Gaithersburg	71,000	–	–	71,000	1	1,052	100.0	100.0
19/20/22 Firstfield Road	Gaithersburg	132,639	–	–	132,639	3	3,229	95.9	95.9
25/35/45 West Watkins Mill Road	Gaithersburg	138,938	–	–	138,938	1	3,616	100.0	100.0
401 Professional Drive	Gaithersburg	63,154	–	–	63,154	1	959	78.9	78.9
620 Professional Drive	Gaithersburg	26,127	–	–	26,127	1	–	–	–
708 Quince Orchard Road	Gaithersburg	49,624	–	–	49,624	1	1,145	99.3	99.3
9 West Watkins Mill Road	Gaithersburg	92,449	–	–	92,449	1	2,766	100.0	100.0
910 Clopper Road	Gaithersburg	180,650	–	–	180,650	1	3,237	87.1	87.1
930/940 Clopper Road (4)	Gaithersburg	104,302	–	–	104,302	2	1,654	93.4	93.4
950 Wind River Lane	Gaithersburg	50,000	–	–	50,000	1	1,082	100.0	100.0
8000/9000/10000 Virginia Manor Road	Beltsville	191,884	–	–	191,884	1	1,459	56.3	56.3
14225 Newbrook Drive	Northern Virginia	248,186	–	–	248,186	1	4,341	100.0	100.0
Suburban Washington, D.C.		2,360,990	–	75,056	2,436,046	31	$50,157	90.9%	88.1%

(1)

Represents a project containing 176,500 rentable square feet of non-laboratory space at 3013/3033 Science Park Road, which consists of two buildings acquired in April 2012. The property was 100% leased on a short-term basis to a non-life science tenant and thereafter, we expect to redevelop the property.

(2)	Represents a project containing 25,000 rentable square feet of non-laboratory space, which we intend to convert into laboratory space through redevelopment.
(3)

Represents a project containing 54,906 rentable square feet at 5 Research Court. We expect the tenant to extend their lease beyond their 2013 lease expiration date. This property consists of non-laboratory space and upon rollover will undergo conversion into laboratory space through redevelopment.

(4)	Represents a project containing 60,000 rentable square feet of non-laboratory space, which we intend to convert into laboratory space through redevelopment.

Property listing (continued)

								Occupancy Percentage
		Rentable Square Feet				Number of	Annualized		Operating and
Address	Submarket	Operating	Development	Redevelopment	Total	Properties	Base Rent	Operating	Redevelopment
Seattle
1201/1208 Eastlake Avenue	Lake Union	203,369	–	–	203,369	2	$8,748	100.0%	100.0%
1551 Eastlake Avenue	Lake Union	74,914	–	42,569	117,483	1	2,309	100.0	63.8
1600 Fairview Avenue	Lake Union	27,991	–	–	27,991	1	1,519	100.0	100.0
1616 Eastlake Avenue	Lake Union	101,714	–	66,776	168,490	1	3,218	74.8	45.1
199 East Blaine Street	Lake Union	115,084	–	–	115,084	1	6,169	100.0	100.0
219 Terry Avenue	Lake Union	30,845	–	–	30,845	1	1,422	93.4	93.4
3000/3018 Western Avenue	Elliott Bay	47,746	–	–	47,746	1	1,795	100.0	100.0
410 West Harrison Street & 410 Elliott Avenue West	Elliott Bay	35,175	–	–	35,175	2	821	67.4	67.4
Seattle		636,838	–	109,345	746,183	10	$26,001	93.9%	80.1%

Research Triangle Park
100 Capitola Drive	Research Triangle Park	65,965	–	–	65,965	1	$1,062	100.0%	100.0%
108/110/112/114 Alexander Road	Research Triangle Park	158,417	–	–	158,417	1	4,996	100.0	100.0
2525 East NC Highway 54	Research Triangle Park	81,580	–	–	81,580	1	1,673	100.0	100.0
5 Triangle Drive	Research Triangle Park	32,120	–	–	32,120	1	824	100.0	100.0
601 Keystone Park Drive	Research Triangle Park	77,395	–	–	77,395	1	1,306	100.0	100.0
6101 Quadrangle Drive	Research Triangle Park	30,122	–	–	30,122	1	445	79.1	79.1
7 Triangle Drive	Research Triangle Park	96,626	–	–	96,626	1	3,157	100.0	100.0
7010/7020/7030 Kit Creek Road	Research Triangle Park	133,654	–	–	133,654	3	1,932	77.0	77.0
800/801 Capitola Drive	Research Triangle Park	120,905	–	–	120,905	2	2,121	95.9	95.9
6 Davis Drive	Research Triangle Park	100,000	–	–	100,000	1	1,062	100.0	100.0
555 Heritage Drive	Palm Beach	45,023	–	–	45,023	1	808	100.0	100.0
Research Triangle Park		941,807	–	–	941,807	14	$19,386	95.5%	95.5%

Canada
Canada		46,032	–	–	46,032	1	$1,879	100.0%	100.0%
Canada		66,000	–	–	66,000	1	1,213	100.0	100.0
Canada		132,790	–	–	132,790	1	3,102	95.6	95.6
Canada		68,000	–	–	68,000	1	3,174	100.0	100.0
Canada (1)		783,255	–	–	783,255	1	N/A	N/A	N/A
Total Canada		1,096,077	–	–	1,096,077	5	$9,368	98.1%	98.1%

Other market properties		61,002	–	–	61,002	2	$590	51.4%	51.4%

North America		13,862,176	947,798	431,624	15,241,598	165	$437,263	94.6%	91.6%

Asia		587,662	618,976	115,468	1,322,106	9	$4,188	66.2%	55.3%

Continuing operations		14,449,838	1,566,774	547,092	16,563,704	174	$441,451	93.4%	89.8%

Properties “held for sale”		504,130	–	–	504,130	4

Total		14,953,968	1,566,774	547,092	17,067,834	178

(1)             Represents land and improvements subject to a ground lease with a client tenant.

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

Development projects generally consist of the ground-up development of generic and reusable life science laboratory facilities.  Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space.  We anticipate execution of new active development projects for aboveground vertical construction of new life science laboratory space generally with significant pre-leasing.  Preconstruction activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements.  Our objective also includes the advancement of preconstruction efforts to reduce the time required to deliver projects to prospective client tenants.  These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings.  Ultimately, these projects will provide high-quality facilities for the life science industry and are expected to generate significant revenue and cash flows for the Company.

Development and redevelopment projects in Asia represent development opportunities focusing on life science laboratory space for our current client tenants and other life science entities.  We have approximately 425,000 square feet undergoing construction in India.  Additionally, we have a two-building development project located in North China aggregating approximately 309,000 rentable square feet undergoing construction.

Our investments in real estate, net, consisted of the following as of December 31, 2012 (dollars in thousands):

	December 31, 2012
	Book Value	Square Feet
Land (related to rental properties)	$522,664
Buildings and building improvements	4,933,314
Other improvements	189,793
Rental properties	5,645,771	14,953,968
Less: accumulated depreciation	(875,035)
Rental properties, net	4,770,736

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	431,578	947,798
Active redevelopment in North America	199,744	431,624
Generic infrastructure/building improvement projects in North America	80,599
Active development and redevelopment in Asia	101,602	734,444
	813,523	2,113,866

Subtotal	5,584,259	17,067,834

Land/future value-added projects:
Land held for future development in North America	296,039	4,659,000
Land undergoing preconstruction activities (additional CIP) in North America	433,310	2,934,000
Land held for future development/land undergoing preconstruction activities (additional CIP) in Asia	82,314	6,829,000
	811,663	14,422,000

Investment in unconsolidated real estate entity	28,656	413,536
Investments in real estate, net	$6,424,578	31,903,370

As of December 31, 2012 and 2011, we had various projects classified as construction in progress, including development and redevelopment projects, projects in Asia, and land undergoing preconstruction activities.  As of December 31, 2012 and 2011, we had 947,798 and 818,020 rentable square feet, respectively, undergoing active ground-up development in North America consisting of vertical aboveground construction of life science properties.  Additionally, as of December 31, 2012 and 2011, we had 431,624 and 919,857 rentable square feet, respectively, undergoing active redevelopment in North America.  We are required to capitalize project costs, indirect project costs, including interest, during the period an asset is undergoing activities to prepare it for its intended use.  Capitalization of interest ceases after a project is substantially complete and ready for its intended use.  In addition, should construction activity cease, interest and other indirect project costs would be expensed as incurred.

The following table provides details on our development and redevelopment projects located in North America as of December 31, 2012 (dollars in thousands, except per rentable square foot amounts):

	Project RSF (1)			Leased Status RSF (1)
Market – Submarket/	In								% Leased/
Property	Service	CIP	Total	Leased	Negotiating		Marketing	Total	Negotiating	Client Tenants
Development projects in North America
Greater Boston – Cambridge
225 Binney Street	–	305,212	305,212	305,212	–		–	305,212	100%	Biogen Idec Inc.
San Francisco Bay Area – Mission Bay
499 Illinois Street	–	222,780	222,780	–	–		222,780	222,780	–	N/A
Greater NYC – Manhattan
430 East 29th Street	–	419,806	419,806	60,816	167,244	(2)	191,746	419,806	54%	Roche
Development projects in North America	–	947,798	947,798	366,028	167,244		414,526	947,798	56%

Redevelopment projects in North America
Greater Boston – Cambridge
400 Technology Square	140,532	71,592	212,124	169,939	–		42,185	212,124	80%	Ragon Institute of MGH, MIT and Harvard; Epizyme, Inc.; Warp Drive Bio, LLC; Aramco Services Company, Inc.
San Diego – University Town Center
4757 Nexus Center Drive	–	68,423	68,423	68,423	–		–	68,423	100%	Genomatica, Inc.
Seattle – Lake Union					–
1551 Eastlake Avenue	74,914	42,569	117,483	74,914	–		42,569	117,483	64%	Puget Sound Blood Center and Program
1616 Eastlake Avenue	–	66,776	66,776	40,706	–		26,070	66,776	61%	Infectious Disease Research Institute
Suburban and other redevelopment projects	45,287	182,264	227,551	146,613	59,532		21,406	227,551	91%
Redevelopment projects in North America	260,733	431,624	692,357	500,595	59,532		132,230	692,357	81%
Total development and redevelopment projects in North America	260,733	1,379,422	1,640,155	866,623	226,776		546,756	1,640,155	67%

	Investment (1)						Initial Stabilized			Initial
Market – Submarket/	December 31, 2012		To Complete		Total at	Per	Yield (1) (3)		Project Start	Occupancy	Stabilization
Property	In Service	CIP	2013	Thereafter	Completion (3)	RSF	Cash	GAAP	Date (1)	Date (1)	Date (1)
Development projects in North America
Greater Boston – Cambridge
225 Binney Street	$–	$104,422	$75,851	$–	$180,273	$591	7.5%	8.1%	4Q11	4Q13	4Q13
San Francisco Bay Area – Mission Bay
499 Illinois Street	$–	$113,196	$17,119	$22,894	$153,209	$688	6.4%	7.2%	2Q11	2Q14	1Q15
Greater NYC – Manhattan
430 East 29th Street	$–	$213,960	$134,057	$115,228	$463,245	$1,103	6.6%	6.5%	4Q12	4Q13	2016
Development projects in North America	$–	$431,578	$227,027	$138,122	$796,727	$841

Redevelopment projects in North America
Greater Boston – Cambridge
400 Technology Square	$85,732	$43,966	$14,990	$–	$144,688	$682	8.1%	8.9%	4Q11	4Q12	4Q13
San Diego – University Town Center
4757 Nexus Center Drive	$–	$3,966	$24,167	$6,696	$34,829	$509	7.6%	7.8%	4Q12	4Q13	4Q13 (5)
Seattle – Lake Union
1551 Eastlake Avenue	$41,787	$17,520	$4,703	$–	$64,010	$545	6.7%	6.7%	4Q11	4Q11	4Q13
1616 Eastlake Avenue	$–	$29,033	$4,115	$4,668	$37,816	$566	8.4%	8.6%	4Q12	2Q13	2014
Suburban and other redevelopment projects	$42,320	$105,259	$37,391	$–	$184,970	$813
Redevelopment projects in North America	$169,839	$199,744	$85,366	$11,364	$466,313	$674
Total development and redevelopment projects in North America	$169,839	$631,322	$312,393	$149,486	$1,263,040	$770

Refer to the following page for all footnotes to the table above

Development project commencements in the first quarter of 2013 in North America (dollars in thousands, except per rentable square foot amounts)

	Project RSF (1)				Leased Status RSF (1)
Market – Submarket/	In									% Leased/
Property	Service	CIP		Total	Leased	Negotiating	Marketing		Total	Negotiating		Client Tenants
Greater Boston – Cambridge
75/125 Binney Street	–	386,275	(5)	386,275	244,123	–	142,152	(6)	386,275	63%	(6)	ARIAD Pharmaceuticals, Inc.

	Investment								Initial Stabilized			Initial
Market – Submarket/	December 31, 2012		To Complete				Total at	Per	Yield (1) (3)		Project Start	Occupancy	Stabilization
Property	In Service	CIP (4)	2013		Thereafter	Subtotal	Completion (3)	RSF	Cash	GAAP	Date (1)	Date (1)	Date (1)
Greater Boston – Cambridge
75/125 Binney Street	$–	$87,452	$101,087	(7)	$162,900	$263,987	$351,439	$910	8.0%	8.2%	1Q13	1Q15	2016

The following table presents the current assumptions included in our guidance for funding of the cost to complete the 75/125 Binney Street project:

Cost to Complete (7)
	2013	Thereafter	Total
ARE investment	$40,000 - 50,000	$–	$40,000 - 50,000
Binney JV partner capital contribution	20,000 - 25,000	–	20,000 - 25,000
Secured construction loan	30,000 - 40,000	160,000 - 165,000	190,000 - 205,000
	$90,000 - 115,000	$160,000 - 165,000	$250,000 - 280,000

(1)             All project information, including rentable square feet; investment; Initial Stabilized Yields; and project start, occupancy and stabilization dates, relates to the discrete portion of each property undergoing active development or redevelopment.  A redevelopment project does not necessarily represent the entire property or the entire vacant portion of a property.  For example, the redevelopment project at 1616 Eastlake Avenue represents the conversion of two floors from office to laboratory/office aggregating 66,776 rentable square feet.  The remaining rentable square feet of 101,714 at this property not undergoing active redevelopment was 74.8% occupied at December 31, 2012, and is included in our operating statistics.

(2)             Represents rentable square feet subject to letters of intent.

(3)             As of December 31, 2012, 96% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.  Our Initial Stabilized Yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  We expect, on average, our contractual cash rents related to our value-added projects to increase over time.  Our estimates for initial cash and GAAP yields, and total costs at completion, represent our initial estimates at the commencement of the project.  We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.

(4)             We expect to deliver 54,102 rentable square feet, or 79% of the total project, to Genomatica, Inc. in the fourth quarter of 2013.  Genomatica, Inc. is contractually required to lease the remaining 14,411 rentable square feet no later than 18 to 24 months following the delivery of the initial 54,102 rentable square foot space.

(5)             As of December 31, 2012, this project was classified in land undergoing preconstruction activities (additional CIP) in North America.  This project will be transferred into active development upon commencement of vertical construction during the three months ended March 31, 2013.

(6)             ARIAD Pharmaceuticals, Inc. has potential additional expansion opportunities through June 2014.

(7)             Our guidance has assumed transfer of 50% of our ownership interest in the 75/125 Binney Street project to be accounted for as an in-substance partial sale of an interest in a land parcel, with the resulting entity presented as an unconsolidated joint venture (the “Binney JV”) in our financial statements.  This sale of a land parcel is included in our total projected asset sales for 2013.  The total remaining cost to complete for the 75/125 Binney Street project is expected to aggregate approximately $264 million through 2016, of which approximately $101 million is expected to be invested in 2013.  The projected sources of funding for the approximately $264 million cost to complete for this project include a secured construction loan in the range from $190 million to $205 million, Binney JV partner capital contribution in the range from $75 million to $80 million ($20 million to $25 million to be used towards construction) and our investment in the project in the range from $40 million to $50 million.  Our guidance for 2013 development, redevelopment, and construction spending in the range from $545 to $595 million, shown in the “Liquidity and Capital Resources – Sources and Uses of Capital” section, includes our estimated investment in the project in the range from $40 million to $50 million in the Binney JV.

The following table summarizes the components of the square footage of our future value-added projects in North America:

	December 31, 2012
Market	Land Undergoing Preconstruction Activities (additional CIP)		Land Held for Future Development	Total Land (1)	Future Redevelopment (2)

Greater Boston	1,689,000	(3)	155,000	1,844,000	119,000

San Francisco Bay Area – Mission Bay	–		290,000	290,000	–

San Francisco Bay Area – South San Francisco	107,000	(4)	911,000	1,018,000	40,000

San Diego	801,000	(5)	74,000	875,000	264,000

Greater NYC	–	(6)	–	–	–

Suburban Washington, D.C.	231,000	(7)	1,043,000	1,274,000	501,000

Seattle	106,000	(8)	959,000	1,065,000	15,000

Other markets	–		1,085,000	1,085,000	105,000

Canada	–		142,000	142,000	–

Total future value-added projects in North America	2,934,000		4,659,000	7,593,000	1,044,000

(1)             In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting the future ground-up development of approximately 420,000 rentable square feet in Alexandria Center™ for Life Science – New York City related to an option under our ground lease.  Additionally, amounts are updated as necessary to reflect refinements of the design of each building.

(2)             Our asset base also includes non-laboratory space (office, warehouse, and industrial space) identified for future conversion into life science laboratory space through redevelopment.  These spaces are classified in investments in real estate, net, in the consolidated balance sheets.

(3)             Represents preconstruction related to four future ground-up development projects aggregating 1.6 million rentable square feet related to The Alexandria Center™ at Kendall Square and one future ground-up development project aggregating 100,000 rentable square feet related to the Alexandria Technology Square® – Cambridge.

(4)             Represents preconstruction related to a future development site aggregating 107,000 rentable square feet in the South San Francisco submarket.

(5)             Represents preconstruction related to a future development site for 205,000 rentable square feet in Torrey Pines.  This site also contains a parking structure and other improvements.  Additionally, this also includes three future development sites aggregating 596,000 rentable square feet in the University Town Center submarket.

(6)             In November 2012, we commenced the ground-up development of a building with 419,806 rentable square feet at 430 East 29th Street, the West Tower of the Alexandria Center™ for Life Science – New York City.  The cost previously classified as land undergoing preconstruction activities included costs related to steel, curtain wall, foundation, and underground parking garage.

(7)             Represents a future development project containing 231,000 rentable square feet at 9800 Medical Center Drive in the Rockville submarket.

(8)             Represents preconstruction related to a future ground-up development project for 106,000 rentable square feet in the Lake Union submarket.

The following table provides certain information about our operating properties in Asia as of December 31, 2012 (dollars in thousands):

Property listing – Asia

								Occupancy Percentage
	Rentable Square Feet				Number of	Annualized			Operating and
Country	Operating	Development	Redevelopment	Total	Properties	Base Rent		Operating	Redevelopment
China
China	299,484	–	–	299,484	1	$443	(1)	46.7%	46.7%
China	–	309,476	–	309,476	1	–		N/A	N/A
Total China	299,484	309,476	–	608,960	2	$443		46.7%	46.7%

India
India	33,698	–	–	33,698	1	$219		41.7%	41.7%
India	143,260	–	–	143,260	1	2,295		86.5	86.5
India	–	134,500	–	134,500	1	–		N/A	N/A
India	–	175,000	–	175,000	1	–		N/A	N/A
India	25,020	–	70,808	95,828	1	305		100.0	26.1
India	–	–	44,660	44,660	1	–		N/A	–
India	86,200	–	–	86,200	1	926		100.0	100.0
Total India	288,178	309,500	115,468	713,146	7	$3,745		86.5%	61.7%
Total Asia	587,662	618,976	115,468	1,322,106	9	$4,188		66.2%	55.3%

(1)             Represents annualized base rent for non-laboratory use.

As of December 31, 2012, our rental properties, net, in Asia, consisted of nine operating properties aggregating approximately 587,662 square feet, with occupancy of 66.2%.  Annualized base rent of our operating properties in Asia was approximately $4.2 million as of December 31, 2012.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.

We also had construction projects in India and China aggregating approximately 734,444 and 817,000 rentable square feet as of December 31, 2012 and 2011, respectively.

Our investments in real estate, net, in Asia, consisted of the following as of December 31, 2012 (dollars in thousands):

	December 31, 2012
	Book Value	Square Feet
Rental properties, net, in China	$21,456	299,484
Rental properties, net, in India	32,391	288,178

CIP/current value-added projects:
Active development in China	57,305	309,476
Active development in India	30,008	309,500
Active redevelopment projects in India	14,289	115,468
	101,602	734,444

Land held for future development/land undergoing preconstruction activities (additional CIP) - India	82,314	6,829,000
Total investments in real estate, net, in Asia	$237,763	8,151,106

The following table provides details on our development and redevelopment projects in Asia as of December 31, 2012 (dollars in thousands):

	Project RSF			Leased Status RSF					Investment
	In							Leased/	December 31, 2012		To Complete		Total at
Description	Service	CIP	Total	Leased	Negotiating	Marketing	Total	Negotiating %	In Service	CIP	2013	Thereafter	Completion (1)
China development project	–	309,476	309,476	–	–	309,476	309,476	–%	$–	$57,305	$4,530	$20,465	$82,300
India development projects	–	309,500	309,500	175,000	–	134,500	309,500	57%	–	30,008	17,498	4,279	51,785
India redevelopment projects	25,020	115,468	140,488	38,635	6,400	95,453	140,488	32%	2,673	14,289	4,614	1,133	22,709
Total active development and redevelopment in Asia	25,020	734,444	759,464						$2,673	$101,602	$26,642	$25,877	$156,794

(1)    Our estimates for total costs at completion represent our initial estimates at the commencement of the project.  We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.”  On February 22, 2013, the last reported sales price per share of our common stock was $72.12, and there were approximately 280 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).  The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions declared by us with respect to our common stock for each such period (distributions were paid in the quarter following the quarter in which the distribution was declared):

Period	High	Low	Per Share Distribution
2012
Fourth Quarter	$74.59	$64.09	$0.56
Third Quarter	$77.10	$70.97	$0.53
Second Quarter	$76.50	$67.40	$0.51
First Quarter	$74.45	$66.90	$0.49
2011
Fourth Quarter	$71.07	$56.10	$0.49
Third Quarter	$85.33	$59.33	$0.47
Second Quarter	$83.08	$75.09	$0.45
First Quarter	$80.72	$72.99	$0.45

Future distributions on our common stock will be determined by and at the discretion of our Board of Directors and will depend on a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant.  To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements.  In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital.  No dividends can be paid on our common stock unless we have paid full cumulative dividends on our Series D Convertible Preferred Stock and our Series E Preferred Stock.  From the date of issuance of our preferred stock through December 31, 2012, we have paid full cumulative dividends on our Series D Convertible Preferred Stock and Series E Preferred Stock.  We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, Series C Preferred Stock, Series D Convertible Preferred Stock, and Series E Preferred Stock for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Common Stock			Series C Preferred Stock			Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012
Ordinary income	85.0%	95.7%	77.2%	89.1%	98.6%	100.0%	89.1%	98.6%	100.0%	89.1%
Return of capital	4.6	3.0	22.8	–	–	–	–	–	–	–
Capital gains	10.4	1.3	–	10.9	1.4	–	10.9	1.4	–	10.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.  See “Item 15. Exhibits and Financial Statement Schedules.”  Certain amounts for the years prior to 2012 presented in the table below have been reclassified to conform to the presentation of our consolidated financial statements for the year ended December 31, 2012.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008
Operating Data
Revenues
Rental	$432,452	$414,164	$350,079	$349,616	$325,902
Tenant recoveries	135,186	128,299	105,423	94,464	92,064
Other income	18,435	5,762	5,119	11,744	11,148
Total revenues	586,073	548,225	460,621	455,824	429,114
Expenses
Rental operations	174,523	159,567	123,309	112,639	104,040
General and administrative	47,795	41,127	34,345	36,275	34,771
Interest	69,184	63,378	69,509	82,111	85,118
Depreciation and amortization	188,850	153,087	121,207	113,042	102,167
Impairment on investments	–	–	–	–	13,251
Impairment of land parcel	2,050	–	–	–	–
Loss (gain) on early extinguishment of debt	2,225	6,485	45,168	(11,254)	–
Total expenses	484,627	423,644	393,538	332,813	339,347
Income from continuing operations	101,446	124,581	67,083	123,011	89,767
Income from discontinued operations, net	2,218	10,766	12,497	18,637	30,330
Gain on sales of land parcels	1,864	46	59,442	–	–
Net income	105,528	135,393	139,022	141,648	120,097
Net income attributable to noncontrolling interests	3,402	3,975	3,729	7,047	3,799
Dividends on preferred stock	27,328	28,357	28,357	28,357	24,225
Preferred stock redemption charge	5,978	–	–	–	–
Net income attributable to unvested restricted stock awards	1,190	1,088	995	1,270	1,327
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$67,630	$101,973	$105,941	$104,974	$90,746
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$1.05	$1.55	$1.93	$2.24	$1.91
Discontinued operations, net	0.04	0.18	0.26	0.48	0.96
Earnings per share – basic	$1.09	$1.73	$2.19	$2.72	$2.87
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$1.05	$1.55	$1.93	$2.24	$1.91
Discontinued operations, net	0.04	0.18	0.26	0.48	0.95
Earnings per share – diluted	$1.09	$1.73	$2.19	$2.72	$2.86
Weighted average shares of common stock outstanding
Basic	62,159,913	59,066,812	48,375,474	38,586,909	31,653,829
Diluted	62,160,244	59,077,610	48,405,040	38,600,069	31,765,055
Cash dividends declared per share of common stock	$2.09	$1.86	$1.50	$1.85	$3.18

	Year Ended December 31,
(Dollars in thousands, except per leased square foot amounts)	2012	2011	2010	2009	2008
Balance Sheet Data (at year end):
Rental properties, net	$4,770,736	$4,370,224	$3,930,762	$3,383,308	$3,215,723
Land held for future development	$378,353	$341,678	$431,838	$255,025	$109,478
Construction in progress	$1,246,833	$1,254,196	$1,045,536	$1,400,795	$1,398,895
Investment in unconsolidated real estate entity	$28,656	$42,342	$36,678	$–	$–
Total assets	$7,150,116	$6,574,129	$5,905,861	$5,457,227	$5,132,077
Total debt	$3,181,949	$2,779,264	$2,584,162	$2,746,946	$2,938,108
Total liabilities	$3,647,058	$3,141,236	$2,919,533	$3,051,148	$3,357,014
Redeemable noncontrolling interests	$14,564	$16,034	$15,920	$41,441	$33,963
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	$3,441,851	$3,374,301	$2,928,825	$2,323,408	$1,700,010
Noncontrolling interests	$46,643	$42,558	$41,583	$41,230	$41,090
Total equity	$3,488,494	$3,416,859	$2,970,408	$2,364,638	$1,741,100

Other Data:
Cash provided by operating activities	$305,533	$246,960	$227,006	$206,954	$257,200
Cash used in investing activities	$(558,100)	$(733,579)	$(444,745)	$(406,566)	$(494,933)
Cash provided by financing activities	$314,860	$479,156	$237,912	$198,355	$300,864
Number of properties at year end	178	173	167	163	166
Rentable square feet of properties at year end	17,067,834	15,321,870	13,677,035	12,744,886	12,646,662
Occupancy of operating and redevelopment properties at year end	90%	89%	89%	89%	90%
Occupancy of operating properties at year end	93%	95%	94%	94%	95%
Annualized base rent per leased rentable square foot	$34.59	$34.39	$33.95	$30.81	$31.31

	Year Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$67,630	$101,973	$105,941	$104,974	$90,746
Depreciation and amortization (1)	192,005	158,026	126,640	118,508	108,743
Gain on sale of real estate	(1,564)	–	–	(2,627)	(20,401)
Impairment of real estate	11,400	994	–	–	4,650
Gain on sales of land parcels	(1,864)	(46)	(59,466)	–	–
Amount attributable to noncontrolling interests/unvested stock awards:
Net income	4,592	5,063	4,724	8,317	5,126
FFO	(4,561)	(6,402)	(5,834)	(6,537)	(6,704)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (2)	267,638	259,608	172,005	222,635	182,160
Effect of dilutive securities and assumed conversion:
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	21	21	7,781	11,943	–
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	–	–	(22)	118	9
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$267,659	$259,629	$179,764	$234,696	$182,169
Realized gain on equity investment primarily related to one non-tenant life science entity	(5,811)	–	–	–	–
Impairment of land parcel	2,050	–	–	–	–
Loss on early extinguishment of debt	2,225	6,485	45,168	(11,254)	–
Preferred stock redemption charge	5,978	–	–	–	–
Allocation to unvested restricted stock awards	(39)	(69)	(394)	62	(137)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$272,062	$266,045	$224,538	$223,504	$182,032

(1)          Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)          See “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations – Non-GAAP Measures – FFO and FFO, As Adjusted.”

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes.  We are the largest owner, preeminent REIT, and leading life science real estate company focused principally on science-driven cluster development through the ownership, operation, management, selective acquisition, development, and redevelopment of properties containing life science laboratory space.  We are the leading provider of high-quality environmentally sustainable real estate, technical infrastructure, and services to the broad and diverse life science industry.  Client tenants include leading multinational pharmaceutical companies, academic and medical institutions, public and private biotechnology entities, U.S. government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.  Our primary business objective is to maximize stakeholder value by providing our debt and equity stakeholders with the greatest possible total return based on a multifaceted platform of internal and external growth.  Our operating platform is based on the principle of “clustering,” with assets and operations located adjacent to life science entities, and in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses, driving growth and technological advances within each cluster.

Our average occupancy rate of operating properties as of December 31 of each year from 2000 to 2012 was approximately 95.0%.  Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 2000 to 2012 was approximately 88.8%.  Investment-grade client tenants represented 47% of our total annualized base rent as of December 31, 2012.

Results

Core operations

The key elements to our strategy include our consistent focus on high-quality assets and operations in the top life science cluster locations with our properties located adjacent to life science entities, driving growth and technological advances within each cluster.  These adjacency locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, limited supply of available space, and represent highly desirable locations for tenancy by life science entities because of the close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses.  Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to attract new and leading life science client tenants and value-added real estate.

The following table presents information regarding our asset base and value-added projects as of December 31, 2012, 2011, and 2010:

	December 31,
Rentable square feet	2012	2011	2010
Rentable square feet of operating properties	14,953,968	13,583,993	12,445,754
Development properties	1,566,774	818,020	475,818
Redevelopment properties	547,092	919,857	755,463
Rentable square feet of total properties	17,067,834	15,321,870	13,677,035

Number of properties	178	173	167
Occupancy – operating	93.4%	94.9%	94.3%
Occupancy – operating and redevelopment	89.8%	88.5%	88.9%
Annualized base rent per leased rentable square foot	$34.59	$34.39	$33.95

Leasing

For the year ended December 31, 2012, we executed a total of 187 leases for approximately 3,281,000 rentable square feet at 84 different properties (excluding month-to-month leases).  Of this total, approximately 1,475,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 1,806,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 1,806,000 rentable square feet, approximately 1,135,000 rentable square feet related to our development or redevelopment programs, and the remaining approximately 671,000 rentable square feet related to previously vacant space.  Rental rates for this renewed/re-leased space were, on average, approximately 2.0% lower on a cash basis and approximately 5.2% higher on a GAAP basis than rental rates for the respective expiring leases.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.6 months, with respect to the 3,281,000 rentable square feet leased during the year ended December 31, 2012.  Approximately 71% of the number of leases executed during the year ended December 31, 2012, did not include concessions for free rent.  Weighted average lease term for the leases executed during the year ended December 31, 2012, was 7.1 years.

As of December 31, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index, and approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

The following chart presents development/redevelopment space leased and renewed/re-leased/previously vacant space leased:

Value-added opportunities and external growth

As of December 31, 2012, we had six ground-up development projects in process aggregating approximately 1,566,774 rentable square feet.  We also had 10 projects undergoing conversion into laboratory space through redevelopment aggregating approximately 547,092 rentable square feet.  These projects, along with recently delivered projects, certain future projects, and contribution from same properties, are expected to contribute significant increases in rental income, net operating income, and cash flows.

As of December 31, 2012, 96% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.  Our initial stabilized yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  We expect, on average, our contractual cash rents related to our value-added projects to increase over time.  Initial stabilized yield is calculated as the quotient of the estimated amounts of net operating income and our investment in the property at stabilization (“Initial Stabilized Yield”).

During the year ended December 31, 2012, we executed leases aggregating 699,000 and 436,000 rentable square feet, respectively, related to our development and redevelopment projects.

The following table summarizes the commencement of key development and redevelopment projects (dollars in thousands, except per square foot amounts):

					Investment			Initial
	Commencement	Rentable		Pre-Leased	at		Per	Stabilized Yield		Key
Address/Market	Date	Square Feet		%	Completion		RSF	Cash	GAAP	Client Tenant
Development
75/125 Binney Street, Greater Boston	1Q13	386,275	(1)	63% (1)	$351,439		$910	8.0%	8.2%	ARIAD Pharmaceuticals, Inc.
430 East 29th Street, Greater NYC	November 2012	419,806		14% (2)	$463,245		$1,103	6.6%	6.5%	Roche
360 Longwood Avenue, Greater Boston	April 2012	414,000		37% (3)	$350,000	(4)	$845	8.3%	8.9%	Dana-Farber Cancer Institute, Inc.

Redevelopment
4757 Nexus Center Drive, San Diego	October 2012	68,423		100%	$34,829		$509	7.6%	7.8%	Genomatica, Inc.
1616 Eastlake Avenue, Seattle	October 2012	66,776		61%	$37,816		$566	8.4%	8.6%	Infectious Disease Research Institute

(1)

Represents a one-building project with two towers totaling 386,275 rentable square feet. ARIAD Pharmaceuticals, Inc. leased 100% of the 216,926 rentable square feet at 125 Binney Street and 27,197 rentable square feet at 75 Binney Street, with additional potential expansion opportunities through June 30, 2014. See “Development and Redevelopment Projects in North America” table in “Item 2. Properties – Value-Added Projects” section for additional details on current assumptions included in our guidance for funding the cost to complete the development of 75/125 Binney Street.

(2)	We have an additional 40% of the 419,806 rentable square feet that are at the letter of intent stage.
(3)

Dana-Farber Cancer Institute, Inc. also has an option to lease an additional two floors of approximately 99,000 rentable square feet, or an additional 24% of the total rentable square feet of our unconsolidated joint venture development project through June 2014.

(4)

Represents the total venture cost at completion. As of December 31, 2012, our equity investment was approximately $28.7 million related to our 27.5% ownership interest in the unconsolidated real estate entity. Our expected remaining cash commitment to the venture of approximately $16.9 million is less than the $22.3 million received in March 2012 from an in-substance partial sale of our interest in the underlying real estate.

The following table summarizes the delivery of key development and redevelopment projects during the year ended December 31, 2012 (dollars in thousands, except per square foot amounts):

	Portion Delivered			Total Project
			Occupancy	Investment		Total Project Initial
	Completion	Rentable	as of	at	Per	Stabilized Yield				Key
Address/Market	Date	Square Feet	12/31/2012	Completion	RSF	Cash		GAAP		Client Tenant(s)
Development
259 East Grand Avenue, San Francisco Bay Area	November 2012	170,618	100%	$74,090	$434	8.7%	(1)	8.6%	(1)	Onyx Pharmaceuticals, Inc.
400/450 East Jamie Court, San Francisco Bay Area	October 2012	163,036	80%	$112,106	$688	4.9%	(2)	4.9%	(2)	Stem CentRx, Inc.
5200 Illumina Way, San Diego	October 2012	127,373	100%	$46,978	$369	7.0%		11.2%		Illumina, Inc.
4755 Nexus Center Drive, San Diego	September 2012	45,255	100%	$23,084	$510	6.8%		7.5%		Optimer Pharmaceuticals, Inc.
Canada	April 2012	26,426	100%	$8,883	$336	7.7%		8.3%		GlaxoSmithKline plc

Redevelopment
400 Technology Square, Greater Boston	November – December 2012	140,532 (3)	100%	$144,688	$1,030	8.1%		8.9%		Ragon Institute of MGH, MIT and Harvard; Epizyme, Inc.; Aramco Services Company, Inc.
10300 Campus Point Drive, San Diego	November 2011 – September 2012	279,138 (4)	96%	$131,649	$472	7.9%		7.7%		The Regents of the University of California; Celgene Corporation
3530/3550 John Hopkins Court, San Diego	June 2012	98,320	100%	$50,898	$518	8.9%		9.1%		Genomics Institute of the Novartis Research Foundation; Verenium Corporation

(1)

The Initial Stabilized Yield on a cash and GAAP basis for this project was approximately 8.7% and 8.6%, respectively, or approximately 0.7% and 0.6% higher than the mid-point of our previous Initial Stabilized Yield estimates of 8.0%, on a cash and GAAP basis, respectively.

(2)

The Initial Stabilized Yield on a cash and GAAP basis for this project was approximately 4.9% and 4.9%, respectively, or approximately 0.7% and 0.6% higher than our previous Initial Stabilized Yield estimate of 4.2% and 4.3%, on a cash and GAAP basis, respectively.

(3)	In November and December 2012, we partially completed the redevelopment of 140,532 rentable square feet at 400 Technology Square, a building with 212,124 total rentable square feet.
(4)	Includes 189,562 rentable square feet delivered in September 2012, and 89,576 rentable square feet delivered in November 2011.

Balance sheet

Over the past several years, we successfully completed important steps in order to enhance our ability to access the debt capital markets on favorable terms, including (1) receiving our investment-grade ratings, (2) retiring certain debt and deleveraging our balance sheet, (3) generating significant cash flows from the completion and occupancy of key development and redevelopment projects from our non-income-producing assets, and (4) amending our unsecured senior line of credit and unsecured senior bank term loans to increase the amounts available and increase liquidity, extend the maturity dates, and decrease interest rates applicable to outstanding borrowings.  We have also strived to maintain and improve the key strengths of our balance sheet and business, which include, among others, balance sheet liquidity, a diverse and creditworthy client tenant base, well-located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.

We expect to continue the transition of our balance sheet debt from short-term and medium-term bank debt to long-term unsecured fixed rate debt over the next several years.  However, some bank debt will remain a component of our long-term capital structure, primarily consisting of an unsecured senior line of credit for liquidity and flexibility, and when appropriate unsecured senior bank term loans.  The transition from unhedged variable rate bank debt to longer-term fixed rate unsecured bonds is expected to significantly increase our interest costs.  The increase in interest costs in the near to medium term as we transition bank debt to unsecured bonds will be offset by the long-term benefits of longer dated debt maturities, less LIBOR-based variable interest rate risk, and access to more sources of capital.  While this transition from unhedged variable rate bank debt is in process, we expect to utilize interest rate swap agreements to reduce our interest rate risk.  We expect to keep our unhedged variable rate debt at approximately 30% or less of our total debt over the long term.  The transition of unhedged variable rate bank debt to longer-term fixed rate unsecured bonds is not expected to impact the “highly effective” designation of the existing interest rate swap agreements as of December 31, 2012.  Our forecasts assume outstanding unhedged variable rate debt in an amount at least equal to our effective notional amount of interest rate swap agreements in effect at any point in time.

Secured mortgage notes payable will remain part of our capital structure; however, we do not anticipate our secured notes payable becoming a significant percentage of total debt outstanding.  We believe perpetual preferred stock should remain as a component of our long-term capital structure.

As of December 31, 2012, we had four assets held for sale.  We may identify additional assets for potential sale in 2013 and thereafter.  We expect to invest net proceeds from asset sales into construction projects located in key “brain trust” cluster markets.

As of December 31, 2012, approximately 23% of our gross real estate represented non-income-producing assets (land, preconstruction, development, redevelopment, projects in India and China, and investment in unconsolidated real estate entity).  Our active development and redevelopment projects represented 12% of our gross investments in real estate, a significant amount of which is pre-leased and expected to be delivered over the next one to eight quarters.  The completion and delivery of these projects will significantly reduce our non-income-producing assets as a percentage of gross investments in real estate.  Over the next few years, we may also identify certain land parcels for potential sale.  Our goal is to reduce non-income-producing assets as a percentage of our gross investments in real estate to 15% to 17% by December 31, 2013, and 15% or less for the subsequent periods.

The chart below shows the historical trend of non-income-producing assets as a percentage of our gross investments in real estate:

Balance sheet strategy and significant milestones

Execution of capital strategy in 2012

During 2012, we successfully executed our capital strategy and proved that we have access to diverse sources of capital, which we believe is strategically important to our long-term capital structure.  These sources of capital included 1) real estate asset dispositions, 2) secured construction project financing, 3) unsecured senior line of credit, 4) unsecured senior note payable, 5) joint venture capital, 6) preferred stock, and 7) common stock sales through our “at the market” common stock offering program.  By accessing all of these capital sources combined with our significant increase in NOI from completion of many development and redevelopment projects, we were able to fund our approximately $577 million in construction activity during the year ended December 31, 2012, on a relatively leverage-neutral basis with minimal issuance of common equity.  During the year ended December 31, 2012, net proceeds from issuance of common stock were $97.9 million.  Net debt to Adjusted EBITDA as of December 31, 2012 was 7.3x compared to 7.1x as of December 31, 2011.  See “Non-GAAP measures – Net Debt to Adjusted EBITDA” for further information.

Our various capital market transactions and proceeds from our assets sales for 2012 are more fully described in the “Cash Flows – Investing Activities and Financing Activities” sections.

Capital strategy for 2013

Our balance sheet capital strategy in 2013 will continue to focus on funding our significant development and redevelopment projects in 2013 with leverage-neutral sources of capital and by continuing to execute our asset recycling program while reducing our net debt to adjusted EBITDA to approximately 6.5x by December 31, 2013.

                We expect to source capital in excess of our projected construction spending for 2013.  As more fully described in our “Sources and Uses of Capital”, we estimate at the mid-point of our disclosed sources of capital that our capital recycling program will generate approximately $377 million as we execute on the sale of operating and non-income producing assets.  Our projected cash flows from operating activities after payment of dividends will generate approximately $140 million of capital.  Projected common stock offering proceeds under our “at the market” common stock offering program are projected to be approximately $150 million.  These proceeds aggregate approximately $667 million and will fund our projected $570 million in projected construction spending.  We project this excess capital, combined with projected growth in NOI from development and redevelopment projects described in our table at “Item 2. Properties – Development Projects in North America”, will improve our net debt to Adjusted EBITDA to approximately 6.5x.

Milestones (in thousands) (1)	Transaction Date	Amount (2)
Completion of asset sales	March 2012 to September 2012	$75,080
Repayment of two secured notes payable	December 2012	$(15,513)
Issuance of common stock under “at the market” common stock offering program (3)	June 2012 to September 2012	$97,890
Secured construction loan with aggregate commitment of $55.0 million (4)	June 2012	$55,000
Amendment of $1.5 billion unsecured senior line of credit (5)	April 2012	$1,500,000
Redemption of 8.375% Series C Preferred Stock	April 2012	$(129,638)
Issuance of 6.45% Series E Preferred Stock	March 2012	$124,868
Sale of interest in land parcel to joint venture partner	March 2012	$31,360
Repayment of 2012 Unsecured Senior Bank Term Loan	February 2012	$(250,000)
4.60% unsecured senior notes payable offering	February 2012	$544,649
Repurchase of 3.70% Unsecured Senior Convertible Notes	January/April 2012	$(84,801)

(1)         Refer to “Liquidity and Capital Resources – Sources and Uses of Capital” section for further discussion of the items above.

(2)         Net of discounts and offering costs, as applicable.

(3)         As of December 31, 2012, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

(4)         Outstanding balance of secured construction loan as of December 31, 2012, was approximately $16.9 million.

(5)         Outstanding balance of unsecured senior line of credit as of December 31, 2012, was approximately $566 million.

Investment-grade ratings and key credit metrics

In July 2011, we received investment-grade ratings from two major rating agencies.  Receipt of our investment-grade ratings was a significant milestone that we believe will provide long-term value to our debt and equity stakeholders.  Key strengths of our balance sheet and business that highlight our investment-grade credit profile include balance sheet liquidity, a diverse and creditworthy client tenant base, well-located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.  This significant milestone broadens our access to another key source of debt capital and allows us to continue to pursue our long-term capital, investment, and operating strategies.  The issuance of investment-grade unsecured senior notes payable has allowed us to begin the transition from bank debt financing to unsecured senior notes payable, from variable rate debt to fixed rate debt, and from short-term debt to long-term debt.  While this transition of bank debt is in process, we will utilize interest rate swap agreements to reduce our interest rate risk.  We expect, over the near term while we transition from bank debt to unsecured senior notes payable, to keep our unhedged variable rate debt at less than 30% of our total debt.

	Year Ended December 31,
Key Credit Metrics (1)	2012	2011
Net debt to adjusted EBITDA (2)	7.3x	7.1x
Net debt to gross assets (excluding cash and restricted cash) (3)	38%	37%
Fixed charge coverage ratio (2)	2.8x	2.7x
Interest coverage ratio (2)	3.4x	3.4x
Unencumbered net operating income as a percentage of total net operating income (2)	71%	65%
Liquidity – unsecured senior line of credit availability and unrestricted cash (3)	$1.1 billion	$1.2 billion
Non-income-producing assets as a percentage of gross real estate (3)	23%	24%
Unhedged variable rate debt as a percentage of total debt (3)	30%	21%
Investment-grade client tenants as a percentage of total annualized base rent (3)	47%	45%

(1)	These metrics reflect certain non-GAAP financial measures. See “Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.
(2)

Periods represent quarter annualized metrics. We believe key credit metrics for the three months ended December 31, 2012 and 2011, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

(3)	At the end of the period.

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

Investments in real estate, net, and discontinued operations

We recognize assets acquired (including the intangible value of above or below market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  If there is a bargain fixed rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew.  When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs and restructuring costs are expensed as incurred.

The values allocated to buildings, and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment.  The values of acquired above and below market leases are amortized over the lives of the related leases and recognized as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”; and if (1) the operations and cash flows of the property have been or will be eliminated from the ongoing operations, and (2) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income; and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles, are individually evaluated for impairment when conditions exist that indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress, are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model.  Under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as “held for sale.”

Capitalization of costs

We are required to capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project.  Capitalization of construction, development, and redevelopment costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in construction, development, and redevelopment activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $7.5 million for the year ended December 31, 2012.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance and demolition are expensed as incurred.

We also capitalize costs directly related and essential to our leasing activities.  These costs are amortized on a straight-line basis over the terms of the related leases.  Costs related to unsuccessful leasing opportunities are expensed as incurred.

Predevelopment and acquisition costs related to abandoned projects are expensed as incurred.  These costs are classified as general and administrative expense in the accompanying consolidated statements of income.  These amounts aggregated approximately $1.1 million, $1.0 million, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains or losses classified in other income in the accompanying consolidated balance sheets.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entities’ operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2012 and 2011, our ownership percentage in the voting stock of each individual entity was less than 10%.

Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate their fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.  For a description of the methodology we use to determine the fair value of privately held entities, refer to Note 9, Fair Value of Financial Instruments.

Interest rate swap agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities.  We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements.  Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges.  Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

We utilize interest rate swap agreements, including interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans.  We recognize our interest rate swap agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges.  Our interest rate swap agreements are considered cash flow hedges as they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates.  We formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings.  While we intend to continue to meet the conditions for such hedge accounting, if swaps did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income.  Amounts classified in accumulated other comprehensive income will be reclassified into earnings in the period during which the hedged transactions affect earnings.

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

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We classify amounts currently recognized as income, and expected to be received in later years, as an asset in deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of December 31, 2012 and 2011, we had no allowance for estimated losses.

As of December 31, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

Impact of recently issued accounting standards

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) to substantially converge the guidance in GAAP and International Financial Reporting Standards (“IFRS”) on fair value measurements and disclosures.  The ASU changed several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820, Fair Value Measurement, including (1) the application of the concepts of highest and best use and valuation premise; (2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis; (3) the incorporation of certain premiums and discounts in fair value measurements; and (4) the measurement of the fair value of certain instruments classified in stockholders’ equity.  In addition, the ASU included several new fair value disclosure requirements, such as information about valuation techniques and significant unobservable inputs used in fair value measurements and a narrative description of the fair value measurements’ sensitivity to changes in significant unobservable inputs.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We adopted this ASU as of January 1, 2012.  The adoption of the ASU did not impact our consolidated financial statements.

In June 2011, the FASB issued an ASU to make presentation of items within other comprehensive income (“OCI”) more prominent.  Entities are required to present items of net income, items of OCI, and total comprehensive income either in a single continuous statement or in two separate but consecutive statements.  There no longer exists the option to present OCI in the statement of changes in stockholders’ equity.  In December 2011, the FASB decided to defer the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and OCI on the face of the financial statements.  Reclassifications out of AOCI will be either presented on the face of the financial statement in which OCI is presented or disclosed in the notes to the financial statements.  This deferral does not change the requirement to present items of net income, items of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We adopted this ASU as of January 1, 2012, and have presented the consolidated statements of comprehensive income separately from the consolidated statements of income.

Results of operations

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Year Ended December 31, 2012, to the Year Ended December 31, 2011” shows significant changes in revenue and expenses from period to period.  In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active development and active redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”).  Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table presents information regarding our Same Properties as of December 31, 2012, 2011, and 2010:

	December 31,
	2012	2011	2010
Number of properties	131	127	129
Rentable square feet	9,581,079	9,489,070	9,426,729
Occupancy - current period	93.9%	93.7%	94.6%
Occupancy - same period prior year	93.7%	94.5%	95.1%

The following table reconciles Same Properties to total properties for the year ended December 31, 2012:

	Number of Properties		Number of Properties			Number of Properties
Development – active		Development – deliveries since January 1, 2011			Development/Redevelopment – Asia	9	(1)
225 Binney Street	1	259 East Grand Avenue	1
409/499 Illinois Street	2	400/450 East Jamie Court	2		Properties acquired since January 1, 2011
430 East 29th Street	1	455 Mission Bay Boulevard South	1		3013/3033 Science Park Road	1
	4	4755 Nexus Center Drive	1		6 Davis Drive	1
		5200 Illumina Way	1			2
		7 Triangle Drive	1
		Canada	–	(2)
			7

Redevelopment – active		Redevelopment – deliveries since January 1, 2011			Properties held for sale	4
11119 North Torrey Pines Road	1	10300 Campus Point Drive	1		Total properties excluded from same properties	47
1551 Eastlake Avenue	1	15010 Broschart Road	1		Same properties	131
1616 Eastlake Avenue	1	20 Walkup Drive	1		Total properties as of December 31, 2012	178
285 Bear Hill Road	1	215 First Street	1
343 Oyster Point Boulevard	1	3530/3550 John Hopkins Court	2
400 Technology Square	1	3565 General Atomics Court	1
4757 Nexus Center Drive	1	500 Arsenal Street	1
9800 Medical Center Drive	3	6101 Quadrangle Drive	1
	10	620 Professional Drive	1
		6275 Nancy Ridge Drive	1
			11

(1)	Property count includes two development deliveries, one redevelopment delivery, one property acquired since January 1, 2011, and five active development and redevelopment properties.
(2)	Represents two buildings included in our property listing as one property. One of the two buildings represents the ground-up development completed in the year ended December 31, 2012.

Net operating income is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus loss on early extinguishment of debt, impairment of land parcel, depreciation and amortization, interest expense, and general and administrative expense.  We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it reflects primarily those income and expense items that are incurred at the property level.  Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets.  Net operating income on a cash basis is net operating income on a GAAP basis, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe net operating income is useful to investors as a performance measure, because when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Real estate impairments have been excluded in deriving net operating income because we do not consider impairment losses to be property-level operating expenses.  Real estate impairment losses relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses.  Our real estate impairments represent the write-down in the value of the assets to the estimated fair value less cost to sell.  These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values.  Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy.  Property operating expenses that are included in determining net operating income consist of costs that are related to our operating properties, such as utilities, repairs and maintenance, rental expense related to ground leases, contracted services, such as janitorial, engineering, and landscaping, property taxes and insurance, and property-level salaries.  General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management.  Net operating income presented by us may not be comparable to net operating income reported by other equity REITs that define net operating income differently.  We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income.  Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or a measure of our ability to make distributions.

The chart below shows our net operating income for the years ended December 31, 2008, through December 31, 2012 (in millions):

Comparison of the year ended December 31, 2012, to the year ended December 31, 2011

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2012, compared to the year ended December 31, 2011, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (in thousands):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenues:
Rental – Same Properties	$317,839	$316,041	$1,798	1%
Rental – Non-Same Properties	114,613	98,123	16,490	17
Total rental	432,452	414,164	18,288	4

Tenant recoveries – Same Properties	105,628	104,616	1,012	1
Tenant recoveries – Non-Same Properties	29,558	23,683	5,875	25
Total tenant recoveries	135,186	128,299	6,887	5

Other income – Same Properties	349	32	317	991
Other income – Non-Same Properties	18,086	5,730	12,356	216
Total other income	18,435	5,762	12,673	220

Total revenues – Same Properties	423,816	420,689	3,127	1
Total revenues – Non-Same Properties	162,257	127,536	34,721	27
Total revenues	586,073	548,225	37,848	7

Expenses:
Rental operations – Same Properties	126,283	121,599	4,684	4
Rental operations – Non-Same Properties	48,240	37,968	10,272	27
Total rental operations	174,523	159,567	14,956	9

Net operating income:
Net operating income – Same Properties	297,533	299,090	(1,557)	(1)
Net operating income – Non-Same Properties	114,017	89,568	24,449	27
Total net operating income	411,550	388,658	22,892	6

Other expenses:
General and administrative	47,795	41,127	6,668	16
Interest	69,184	63,378	5,806	9
Depreciation and amortization	188,850	153,087	35,763	23
Impairment of land parcel	2,050	–	2,050	100
Loss on early extinguishment of debt	2,225	6,485	(4,260)	(66)
	310,104	264,077	46,027	17
Income from continuing operations	$101,446	$124,581	$(23,135)	(19%)

Rental revenues

Total rental revenues for the year ended December 31, 2012, increased by $18.3 million, or 4%, to $432.5 million, compared to $414.2 million for the year ended December 31, 2011.  The increase was primarily due to rental revenues from our Non-Same Properties, including 21 development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2012, compared to the year ended December 31, 2011, increased by $6.9 million, or 5%, to $135.2 million, compared to an increase of $14.9 million, or 9%, of rental operating expenses.  Same Properties tenant recoveries increased by $1.0 million, while Same Properties rental operating expenses increased by $4.6 million, primarily due to normal temporary vacancies throughout our Same Properties portfolio.  Occupancy of Same Properties was 93.9% and 93.7% as of December 31, 2012 and 2011, respectively.  Non-Same Properties tenant recoveries increased by $5.9 million, while Non-Same Properties rental operating expenses increased by $10.3 million, primarily due to some vacancies related to development and redevelopment properties delivered into operating properties since January 1, 2011, and an increase in certain non-recoverable expenses.  As of December 31, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the year ended December 31, 2012 and 2011, of $18.4 million and $5.8 million, respectively, was as follows (in thousands):

	Year Ended December 31,
Component	2012	2011	Change
Construction management fee income	$2,679	$1,859	$820
Interest income	3,375	852	2,523
Investment income	12,381	3,051	9,330
Total other income	$18,435	$5,762	$12,673

Total other income for the year ended December 31, 2012, increased by $12.6 million, or 220%, to $18.4 million, compared to $5.8 million for the year ended December 31, 2011.  Investment income increased primarily due to the realization of a $5.8 million gain from an equity investment primarily related to one non-tenant life science entity and an overall increase in the investment income earned.  Interest income also increased primarily as a result of the increase in interest earned from higher bank account balances.

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2012, increased by $14.9 million, or 9%, to $174.5 million, compared to $159.6 million for the year ended December 31, 2011.  Approximately $10.3 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 21 development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.  The remaining $4.6 million increase was due to increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily due to increases in property taxes, property insurance, and repairs and maintenance expenses.  In October 2012, our property at 450 East 29th Street, the East Tower of the Alexandria Center™ for Life Science – New York City, a multi-tenant building with 309,141 rentable square feet, experienced water damage, along with many other properties owned by other landlords in New York City.  Our assessment identified water damage in the underground parking area at our property, with no structural damage.  The total estimated water damage and cleanup costs were approximately $0.8 million, and we expect to recover a majority of these costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2012, increased by $6.7 million, or 16%, to $47.8 million, compared to $41.1 million for the year ended December 31, 2011.  The increase was primarily due to costs associated with the Amended and Restated Employment Agreement with our Chief Executive Officer to provide a performance-based compensation program.  Additionally, the increase in general and administrative expenses was related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets.  During the year ended December 31, 2012, our average number of employees increased by 25 employees, or 13%, to 221, compared to an average of 196 for the year ended December 31, 2011.  As a percentage of total revenues, general and administrative expenses were 8.2% and 7.5%, respectively, for the year ended December 31, 2012 and 2011.

Interest expense

Interest expense for the year ended December 31, 2012, increased by $5.8 million, or 9%, to $69.2 million, compared to $63.4 million for the year ended December 31, 2011, detailed as follows (in thousands):

	Year Ended December 31,
Component	2012	2011	Change
Secured notes payable	$40,439	$46,231	$(5,792)
Unsecured senior convertible notes	246	9,567	(9,321)
Unsecured senior notes payable	21,255	–	21,255
Unsecured senior line of credit	12,035	21,583	(9,548)
Unsecured senior bank term loan	25,567	16,085	9,482
Interest rate swaps	22,309	21,457	852
Amortization of loan fees and other interest	10,084	9,511	573
Capitalized interest	(62,751)	(61,056)	(1,695)
Total interest expense	$69,184	$63,378	$5,806

Interest expense increased primarily due to the issuance of our unsecured senior notes payable and an increase in the balance outstanding on our unsecured senior bank term loans since January 1, 2011.  This increase was partially offset by repayments of nine secured notes payable approximating $71.2 million and repurchases of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”) aggregating $84.7 million since January 1, 2011.  Interest expense related to our unsecured senior line of credit also decreased, primarily due to a lower average balance outstanding during the year ended December 31, 2012, compared to the year ended December 31, 2011, and a decrease in the effective interest rate of our unsecured senior line of credit from 2.6% as of December 31, 2011, to 1.4% as of December 31, 2012.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources – Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2012, increased by $35.8 million, or 23%, to $188.9 million, compared to $153.1 million for the year ended December 31, 2011.  The increase resulted primarily from increased depreciation related to building improvements, including 21 development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.  Depreciation also increased as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to zero in connection with planned redevelopments.

Impairment of land parcel

During the three months ended December 31, 2012, we committed to sell a land parcel with 50,000 developable square feet rather than hold it on a long-term basis for future development.  Upon our decision to sell, we wrote down the value of the land parcel to our estimate of fair value, based on the anticipated sales price, less cost to sell.  As a result, we recognized an impairment charge of approximately $2.1 million.

Loss on early extinguishment of debt

During the year ended December 31, 2012, we recognized a loss on early extinguishment of debt of approximately $2.2 million, including $1.6 million related to the write-off of unamortized loan fees upon modification of our unsecured senior line of credit and $0.6 million related to the write-off of unamortized loan fees resulting from the early repayment of $250.0 million of our 2012 Unsecured Senior Bank Term Loan.  During the year ended December 31, 2011, we recognized a loss on early extinguishment of debt of approximately $6.5 million related to the repurchase, in privately negotiated transactions, of approximately $217.1 million principal amount of our 3.70% Unsecured Senior Convertible Notes and the partial and early repayment of our 2012 Unsecured Senior Bank Term Loan.

Income from discontinued operations, net

Income from discontinued operations, net, of $2.2 million for the year ended December 31, 2012, includes the results of operations of four operating properties that were classified as “held for sale” and the results of operations of six properties sold during the year ended December 31, 2012.

Income from discontinued operations, net, for the year ended December 31, 2011, includes the results of operations of four operating properties that were classified as “held for sale” as of December 31, 2012, the results of six properties sold during the year ended December 31, 2012, and the results of operations of one property sold during the year ended December 31, 2011.

Impairment of real estate assets

During the three months ended September 30, 2012, we committed to sell four operating properties comprised of 1124 Columbia Street in the Seattle market and One Innovation Drive, 377 Plantation Street, and 381 Plantation Street in the suburban Greater Boston market, aggregating 504,130 rentable square feet, rather than to hold them on a long-term basis.  At the time of our commitment to dispose of these assets, these four properties were on average 94% occupied and generated approximately $12.8 million in annual operating income.  Upon our commitment to sell, we wrote down the net book value of these assets to our estimate of fair value, based on the anticipated sales price, less cost to sell.  As a result, we recognized an impairment charge of approximately $9.8 million.  In December 2012, we entered into an agreement with a third party to sell 1124 Columbia Street at a price of $42.6 million, which was below our reduced net book value as of September 30, 2012.  As a result, we recognized an additional impairment charge of $1.6 million in order to write down the net book value to our revised estimated fair value less cost to sell.  In January 2013, we completed the sale of this property and no gain or loss was recognized.

Comparison of the year ended December 31, 2011, to the year ended December 31, 2010

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2011, compared to the year ended December 31, 2010, and a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure (in thousands):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenues:
Rental – Same Properties	$276,871	$278,248	$(1,377)	–%
Rental – Non-Same Properties	137,293	71,831	65,462	91
Total rental	414,164	350,079	64,085	18

Tenant recoveries – Same Properties	93,696	87,459	6,237	7
Tenant recoveries – Non-Same Properties	34,603	17,964	16,639	93
Total tenant recoveries	128,299	105,423	22,876	22

Other income – Same Properties	44	262	(218)	(83)
Other income – Non-Same Properties	5,718	4,857	861	18
Total other income	5,762	5,119	643	13

Total revenues – Same Properties	370,611	365,969	4,642	1
Total revenues – Non-Same Properties	177,614	94,652	82,962	88
Total revenues	548,225	460,621	87,604	19

Expenses:
Rental operations – Same Properties	105,115	98,786	6,329	6
Rental operations – Non-Same Properties	54,452	24,523	29,929	122
Total rental operations	159,567	123,309	36,258	29

Net operating income:
Net operating income – Same Properties	265,496	267,183	(1,687)	(1)
Net operating income – Non-Same Properties	123,162	70,129	53,033	76
Total net operating income	388,658	337,312	51,346	15

Other expenses:
General and administrative	41,127	34,345	6,782	20
Interest	63,378	69,509	(6,131)	(9)
Depreciation and amortization	153,087	121,207	31,880	26
Loss on early extinguishment of debt	6,485	45,168	(38,683)	(86)
	264,077	270,229	(6,152)	(2)
Income from continuing operations	$124,581	$67,083	$57,498	86%

Rental revenues

Total rental revenues for the year ended December 31, 2011, increased by $64.1 million, or 18%, to $414.2 million, compared to $350.1 million for the year ended December 31, 2010.  The increase was primarily due to rental revenues from our Non-Same Properties, including six development and redevelopment projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired after January 1, 2010.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2011, compared to the year ended December 31, 2010, increased by $22.9 million, or 22%, to $128.3 million, compared to an increase of $36.3 million, or 29%, of rental operating expenses.  Non-Same Properties tenant recoveries increased by $16.7 million, while Non-Same Properties rental operating expenses increased by $30.0 million, primarily due to a temporary vacancy in one development property delivered into operating properties since January 1, 2010, and an increase in certain non-recoverable expenses.  As of December 31, 2011, approximately 95% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the year ended December 31, 2011 and 2010, of $5.8 million and $5.1 million, respectively, was as follows (in thousands):

	Year Ended December 31,
Component	2011	2010	Change
Construction management fee income	$1,859	$2,322	$(463)
Interest income	852	750	102
Investment income	3,051	2,047	1,004
Total other income	$5,762	$5,119	$643

The increase of approximately $0.6 million is primarily due to an increase in investment income, offset by a decrease in construction management fees, for the year ended December 31, 2011, compared to the year ended December 31, 2010.

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2011, increased by $36.3 million, or 29%, to $159.6 million, compared to $123.3 million for the year ended December 31, 2010.  Approximately $30.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to six development and redevelopment projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired after January 1, 2010.  The remaining $6.3 million increase was due to increases in rental operating expenses from our Same Properties.  The increase in rental operating expenses at our Same Properties was primarily attributable to an increase in property taxes, utilities, and common area repairs and maintenance expenses.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2011, increased by $6.8 million, or 20%, to $41.1 million, compared to $34.3 million for the year ended December 31, 2010.  The increase was primarily due to an increase in payroll expenses related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets.  During the year ended December 31, 2011, our average number of employees increased by 29 employees, or 17%, to 196, compared to an average of 167 for the year ended December 31, 2010.  As a percentage of total revenues, general and administrative expenses were 7.5% for the years ended December 31, 2011 and 2010.

Interest expense

Interest expense for the year ended December 31, 2011, decreased by $6.1 million, or 9%, to $63.4 million, compared to $69.5 million for the year ended December 31, 2010, detailed as follows (in thousands):

	Year Ended December 31,
Component	2011	2010	Change
Secured notes payable	$46,231	$50,600	$(4,369)
Unsecured senior convertible notes	9,567	32,894	(23,327)
Unsecured senior line of credit	21,583	9,928	11,655
Unsecured senior bank term loan	16,085	10,370	5,715
Interest rate swaps	21,457	30,505	(9,048)
Amortization of loan fees and other interest	9,511	8,047	1,464
Capitalized interest	(61,056)	(72,835)	11,779
Total interest expense	$63,378	$69,509	$(6,131)

Interest expense decreased primarily due to the retirement of substantially all $240.0 million of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”) during the year ended December 31, 2010, and repurchases of our 3.70% Unsecured Senior Convertible Notes aggregating $217.1 million since January 1, 2010.  The decrease in interest on our interest rate swap agreements was primarily due to the net reduction of interest rate swap agreements with notional amounts of interest rate swap agreements in effect during the year ended December 31, 2011, of $250.0 million as compared to the year ended December 31, 2010.  Interest expense related to our secured notes payable decreased due to the repayments of seven secured notes payable approximating $55.7 million.  The increase in interest on our unsecured senior line of credit and unsecured senior bank term loans was primarily attributable to an increase in the applicable margin from 1.0% as of December 31, 2010, to 2.3% as of December 31, 2011, on our unsecured senior line of credit, coupled with an increase in outstanding unsecured senior bank loans from $1.5 billion as of December 31, 2010, to $2.0 billion as of December 31, 2011.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources – Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2011, increased by $31.9 million, or 26%, to $153.1 million, compared to $121.2 million for the year ended December 31, 2010.  The increase resulted primarily from increased depreciation related to building improvements, including six development and redevelopment projects that were completed and delivered after January 1, 2010, and nine operating properties that were acquired after January 1, 2010.

Loss on early extinguishment of debt

During the year ended December 31, 2011, we recognized a loss on early extinguishment of debt of approximately $6.5 million related to the repurchase, in privately negotiated transactions, of approximately $217.1 million principal amount of our 3.70% Unsecured Senior Convertible Notes and the partial and early repayment of our 2012 Unsecured Senior Bank Term Loan.  During the year ended December 31, 2010,we recognized a loss on early extinguishment of debt of approximately $45.2 million, composed of a loss of approximately $2.4 million recognized in December 2010 related to the repurchase, in privately negotiated transactions, of approximately $82.8 million of our 3.70% Unsecured Senior Convertible Notes, and losses of approximately $41.5 million and $1.3 million recognized in June 2010 and July 2010, respectively, related to the retirement of substantially all $240 million aggregate principal amount of our 8.00% Unsecured Senior Convertible Notes.

Income from discontinued operations, net

Income from discontinued operations, net, for the year ended December 31, 2011, includes the results of operations of four operating properties that were classified as “held for sale” as of December 31, 2012, the results of six properties sold during the year ended December 31, 2012, and the results of operations of one property sold during the year ended December 31, 2011.

Income from discontinued operations, net, of $12.5 million for the year ended December 31, 2010, includes the results of operations of four properties that were classified as “held for sale,” one property sold during the year ended December 31, 2011, and the results of operations and gain related to the sale of one property sold during the year ended December 31, 2010.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we expect that our earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted and FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted for the year ended December 31, 2013, will be as set forth in the table below. The table below provides a reconciliation of FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, a non-GAAP measure, to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, the most directly comparable GAAP measure and other key assumptions included in our guidance for the year ended December 31, 2013. See “Non-GAAP Measures – FFO and FFO, as Adjusted” for further information regarding FFO.

Guidance for the Year Ended December 31, 2013
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.41 to $1.61
Depreciation and amortization	$2.93 to $3.13
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$4.44 to $4.64

Key projection assumptions:
Same property net operating income growth – cash basis	4% to 7%
Same property net operating income growth – GAAP basis	0% to 3%
Rental rate steps on lease renewals and re-leasing of space – cash basis	Flat to slightly positive
Rental rate steps on lease renewals and re-leasing of space – GAAP basis	Up 5% to 10%
Occupancy percentage for all operating properties at December 31, 2013	93.9% to 94.3%
Straight-line rents	$24 to $26 million
Amortization of above and below market leases	$3 to $4 million
General and administrative expenses	$48 to $51 million
Capitalization of interest	$47 to $53 million
Interest expense, net	$74 to $84 million
Net debt to adjusted EBITDA for the annualized three months ended December 31, 2013	6.5x
Fixed charge coverage ratio for the annualized three months ended December 31, 2013	2.9x to 3.0x

As of December 31, 2012, we had approximately $431.6 million and $199.7 million of construction in progress related to our three North American development and eight North American redevelopment projects, respectively.  The completion of these projects, along with recently delivered projects, certain future projects, and contributions from same properties, is expected to contribute significant increases in rental income, net operating income, and cash flows.  Operating performance assumptions related to the completion of our development and redevelopment projects in North America, including the timing of initial occupancy, stabilization dates, and Initial Stabilized Yield, are included in “Item 2. Properties – Value-Added Projects.”  Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables above and in the “Development and Redevelopment Projects in North America” table in “Item 2. Properties – Value-Added Projects” and in “Sources and Uses of Capital” including the “Construction Spending – Projection” table.

The completion of our development and redevelopment projects will result in the increase of interest expense and other project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred.  Our projection assumptions for depreciation and amortization, general and administrative expenses, capitalization of interest, interest expense, net, and net operating income growth are included in the tables on this page and are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of this annual report on Form 10-K for the year ended December 31, 2012.  To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for property acquisitions, development, redevelopment, other construction projects, capital improvements, tenant improvements, leasing costs, non-revenue-generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

•                   Execute selective sales of operating and non-income producing assets as a source of capital while minimizing the issuance of common equity;

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in the Company’s cash flows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011	Change
Net cash provided by operating activities	$305,533	$246,960	$58,573
Net cash used in investing activities	$(558,100)	$(733,579)	$175,479
Net cash provided by financing activities	$314,860	$479,156	$(164,296)

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Year Ended December 31,
	2012	2011	Change
Net cash provided by operating activities	$305,533	$246,960	$58,573
Changes in assets and liabilities	(15,287)	39,586	(54,873)
Net cash provided by operating activities before changes in assets and liabilities	$290,246	$286,546	$3,700

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the amount of general and administrative costs. Net cash provided by operating activities for the year ended December 31, 2012, increased by $58.5 million, or 24%, to $305.5 million, compared to $247.0 million for the year ended December 31, 2011.  The increase was primarily due to additional net operating income generated from our development and redevelopment projects completed since January 1, 2011.  We believe our cash flows from operating activities provide a stable source of cash to fund operating expenses.  As of December 31, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Our average occupancy rate for operating properties as of December 31, 2012, and December 31 of each year from 2000 to 2012 was approximately 95.0%.  Our average occupancy rate for operating and redevelopment properties as of December 31, 2012, and December 31 of each year from 2000 to 2012 was approximately 88.8%.

Investing activities

Net cash used in investing activities for the year ended December 31, 2012, was $558.1 million, compared to $733.6 million for the year ended December 31, 2011. This change consisted of the following amounts (in thousands):

	Year Ended December 31,
	2012	2011	Change
Proceeds from sale of properties	$36,179	$20,078	$16,101
Additions to properties	(549,030)	(430,038)	(118,992)
Purchase of properties	(42,171)	(305,030)	262,859
Other	(3,078)	(18,589)	15,511
Net cash used in investing activities	$(558,100)	$(733,579)	$175,479

The change in net cash used in investing activities for the year ended December 31, 2012, is primarily due to a decrease in property acquisitions for the year ended December 31, 2012, as compared to the year ended December 31, 2011, offset by increased capital expenditures related to our development and redevelopment projects during the year ended December 31, 2012.

Real estate asset sales

See discussion in “Sources of Capital – Real Estate Asset Sales.”

Value-added opportunities and external growth

As of December 31, 2012, 96% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.  Our Initial Stabilized Yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  We expect, on average, our contractual cash rents related to our value-added projects to increase over time.

During the year ended December 31, 2012, we executed leases aggregating 699,000 and 436,000 rentable square feet, respectively, related to our development and redevelopment projects.

The following table summarizes the commencement of key development and redevelopment projects (dollars in thousands, except per square foot amounts):

					Investment			Initial
	Commencement	Rentable		Pre-Leased	at		Per	Stabilized Yield		Key
Address/Market	Date	Square Feet		%	Completion		RSF	Cash	GAAP	Client Tenant
Development
75/125 Binney Street, Greater Boston	1Q13	386,275	(1)	63% (1)	$351,439		$910	8.0%	8.2%	ARIAD Pharmaceuticals, Inc.
430 East 29th Street, Greater NYC	November 2012	419,806		14% (2)	$463,245		$1,103	6.6%	6.5%	Roche
360 Longwood Avenue, Greater Boston	April 2012	414,000		37% (3)	$350,000	(4)	$845	8.3%	8.9%	Dana-Farber Cancer Institute, Inc.

Redevelopment
4757 Nexus Center Drive, San Diego	October 2012	68,423		100%	$34,829		$509	7.6%	7.8%	Genomatica, Inc.
1616 Eastlake Avenue, Seattle	October 2012	66,776		61%	$37,816		$566	8.4%	8.6%	Infectious Disease Research Institute

(1)            Represents a one-building project with two towers totaling 386,275 rentable square feet.  ARIAD Pharmaceuticals, Inc. leased 100% of the 216,926 rentable square feet at 125 Binney Street and 27,197 rentable square feet at 75 Binney Street, with additional potential expansion opportunities through June 30, 2014.  See “Development and Redevelopment Projects in North America” table in “Item 2. Properties – Value-Added Projects” section for additional details on current assumptions included in our guidance for funding the cost to complete the development of 75/125 Binney Street.

(2)            We have an additional 40% of the 419,806 rentable square feet that are at the letter of intent stage.

(3)            Dana-Farber Cancer Institute, Inc. also has an option to lease an additional two floors of approximately 99,000 rentable square feet, or an additional 24% of the total rentable square feet of our unconsolidated joint venture development project through June 2014.

(4)            Represents the total venture cost at completion.  As of December 31, 2012, our equity investment was approximately $28.7 million related to our 27.5% ownership interest in the unconsolidated real estate entity.  Our expected remaining cash commitment to the venture of approximately $16.9 million is less than the $22.3 million received in March 2012 from an in-substance partial sale of our interest in the underlying real estate.

The following table summarizes the delivery of key development and redevelopment projects during the year ended December 31, 2012 (dollars in thousands, except per square foot amounts):

	Portion Delivered			Total Project
			Occupancy	Investment		Total Project Initial
	Completion	Rentable	as of	at	Per	Stabilized Yield				Key
Address/Market	Date	Square Feet	12/31/2012	Completion	RSF	Cash		GAAP		Client Tenant(s)
Development
259 East Grand Avenue, San Francisco Bay Area	November 2012	170,618	100%	$74,090	$434	8.7%	(1)	8.6%	(1)	Onyx Pharmaceuticals, Inc.
400/450 East Jamie Court, San Francisco Bay Area	October 2012	163,036	80%	$112,106	$688	4.9%	(2)	4.9%	(2)	Stem CentRx, Inc.
5200 Illumina Way, San Diego	October 2012	127,373	100%	$46,978	$369	7.0%		11.2%		Illumina, Inc.
4755 Nexus Center Drive, San Diego	September 2012	45,255	100%	$23,084	$510	6.8%		7.5%		Optimer Pharmaceuticals, Inc.
Canada	April 2012	26,426	100%	$8,883	$336	7.7%		8.3%		GlaxoSmithKline plc

Redevelopment
400 Technology Square, Greater Boston	November – December 2012	140,532 (3)	100%	$144,688	$1,030	8.1%		8.9%		Ragon Institute of MGH, MIT and Harvard; Epizyme, Inc.; Aramco Services Company, Inc.
10300 Campus Point Drive, San Diego	November 2011 – September 2012	279,138 (4)	96%	$131,649	$472	7.9%		7.7%		The Regents of the University of California; Celgene Corporation
3530/3550 John Hopkins Court, San Diego	June 2012	98,320	100%	$50,898	$518	8.9%		9.1%		Genomics Institute of the Novartis Research Foundation; Verenium Corporation

(1)            The Initial Stabilized Yield on a cash and GAAP basis for this project was approximately 8.7% and 8.6%, respectively, or approximately 0.7% and 0.6% higher than the mid-point of our previous Initial Stabilized Yield estimates of 8.0%, on a cash and GAAP basis, respectively.

(2)            The Initial Stabilized Yield on a cash and GAAP basis for this project was approximately 4.9% and 4.9%, respectively, or approximately 0.7% and 0.6% higher than our previous Initial Stabilized Yield estimate of 4.2% and 4.3%, on a cash and GAAP basis, respectively.

(3)            In November and December 2012, we partially completed the redevelopment of 140,532 rentable square feet at 400 Technology Square, a building with 212,124 total rentable square feet.

(4)            Includes 189,562 rentable square feet delivered in September 2012, and 89,576 rentable square feet delivered in November 2011.

Acquisitions

In April 2012, we acquired 3013/3033 Science Park Road, located in the San Diego market, which consists of two buildings aggregating 176,500 rentable square feet of non-laboratory space, for approximately $13.7 million.  The property was 100% leased on a short-term basis to a non-life science tenant and thereafter, we expect to redevelop the property.  We expect to provide an estimate of our Initial Stabilized Yields in the future upon commencement of development/redevelopment activity.

Capital expenditures and tenant improvements

See discussion in “Uses of Capital – Summary of Capital Expenditures.”

Financing activities

Net cash flows provided by financing activities for the year ended December 31, 2012, decreased by $164.3 million, to $314.9 million, compared to $479.2 million for the year ended December 31, 2011.  This decrease consisted of the following amounts (in thousands):

	Year Ended December 31,
	2012	2011	Change
Borrowings from secured notes payable	$17,810	$–	$17,810
Repayments of borrowings from secured notes payable	(26,367)	(66,849)	40,482
Proceeds from issuance of unsecured senior notes payable	544,650	–	544,650
Repurchases of unsecured senior convertible notes	(84,801)	(221,439)	136,638
Principal borrowings from unsecured senior line of credit	847,147	1,406,000	(558,853)
Repayment of unsecured senior line of credit	(651,147)	(1,784,000)	1,132,853
Principal borrowings from unsecured senior bank term loans	–	1,350,000	(1,350,000)
Repayment of unsecured senior bank term loan	(250,000)	(500,000)	250,000
Total change in debt	397,292	183,712	213,580

Redemption of Series C Preferred Stock	(129,638)	–	(129,638)
Proceeds from issuance of Series E Preferred Stock	124,868	–	124,868
Total change in preferred stock	(4,770)	–	(4,770)

Proceeds from issuance of common stock	97,890	451,539	(353,649)
Dividend payments	(154,317)	(135,246)	(19,071)
Other	(21,235)	(20,849)	(386)

Net cash provided by financing activities	$314,860	$479,156	$(164,296)

Closed secured construction loan for development project in San Francisco Bay Area market

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million.  The construction loan matures in July 2015, and we have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.  The construction loan bears interest at the LIBOR or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the federal funds rate in effect on the day of borrowing (“Base Rate”), plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of December 31, 2012, commitments of $38.1 million were available under this loan.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of December 31, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Total Debt to Total Assets	Less than or equal to 60%	40%
Consolidated EBITDA to interest expense	Greater than or equal to 1.5x	5.7x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	250%
Secured Debt to Total Assets	Less than or equal to 40%	9%

(1)        For a definition of the ratios used in the table above, refer to the Indenture dated February 29, 2012, which governs the unsecured senior notes payable, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 29, 2012.

(2)        Actual covenants are calculated pursuant to the specific terms of the Indenture.

In addition, the terms of the Indenture, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s other subsidiaries to (a) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (b) incur certain secured or unsecured indebtedness.

Debt repurchases, repayments, amendments, and losses on early extinguishments of debt

The following table outlines certain debt repayments and amendments for the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2012
		Losses on Early
	Debt	Extinguishments
	Repayments	of Debt
Repurchase of 3.70% Unsecured Senior Convertible Notes Payable	$84,801	$–
Repayment of 2012 Unsecured Senior Bank Term Loan	250,000	623
Amendment of $1.5 billion unsecured senior line of credit	–	1,602
Repayments of secured notes payable	15,513	–
	$350,314	$2,225

Repurchase of 3.70% unsecured senior convertible notes payable

In January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Senior Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  In April 2012, we repurchased the remaining outstanding $1.0 million in principal amount of the notes.  In aggregate, we repurchased approximately $84.8 million in principal amount of the notes, and we did not recognize a gain or loss as a result during the year ended December 31, 2012.

Repayment of 2012 Unsecured Senior Bank Term Loan

In February 2012, we repaid the entire $250.0 million outstanding balance on our 2012 Unsecured Senior Bank Term Loan.  In connection with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees for the three months ended March 31, 2012.

Amendment of $1.5 billion unsecured senior line of credit

In April 2012, we amended our $1.5 billion unsecured senior line of credit with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings.  The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend the stated maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case the Applicable Margin.  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from the 2.40% in effect immediately prior to the modification.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25% based on the aggregate commitments outstanding.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees for the three months ended June 30, 2012.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of December 31, 2012, are as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	37%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	2.5x
Secured Debt Ratio	Less than or equal to 40.0%	8%
Unsecured Leverage Ratio	Less than or equal to 60.0%	43%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	7.4x

(1)        For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, dated as of April 30, 2012, which is filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.

Repayments of secured notes payable

In December 2012, we repaid two secured notes payable with maturity dates in 2013 and aggregate balances of $15.5 million.  No prepayment penalty was required related to early retirement of these secured notes payable.  During the year ended December 31, 2012, we also made scheduled principal amortization repayments in the amount of $10.9 million.

 “At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  During the year ended December 31, 2012, we sold an aggregate of 1,366,977 shares of common stock for gross proceeds of approximately $100.0 million at an average stock price of $73.15 and net proceeds of approximately $97.9 million, including commissions and other expenses of approximately $2.1 million.  Net proceeds from the sales were used to pay down the outstanding balance on our senior unsecured senior line of credit or other borrowings, and for general corporate purposes.  As of December 31, 2012, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

8.375% series C preferred stock redemption

In April 2012, we redeemed all 5,185,500 outstanding shares of our Series C Preferred Stock at a price equal to $25.00 per share, or approximately $129.6 million in aggregate, and paid $0.5234375 per share, representing accumulated and unpaid dividends to the redemption date on such shares.  We announced the redemption and recognized a preferred stock redemption charge of approximately $6.0 million to net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in March 2012, related to the write-off of original issuance costs of the Series C Preferred Stock.

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

Dividends

During the year ended December 31, 2012 and 2011, we paid the following dividends (in thousands):

	Year Ended December 31,
	2012	2011	Change
Common stock dividends	$126,498	$106,889	$19,609
Series C Preferred Stock dividends	5,428	10,857	(5,429)
Series D Preferred Stock dividends	17,500	17,500	–
Series E Preferred Stock dividends	4,891	–	4,891
	$154,317	$135,246	$19,071

The increase in dividends paid on our common stock is due to an increase in the related dividends to $2.02 per common share for the year ended December 31, 2012, from $1.82 per common share for the year ended December 31, 2011.  The increase was also due to an increase in common stock outstanding.  Total common stock outstanding as of December 31, 2012, was 63,244,645 shares, compared to 61,560,472 shares as of December 31, 2011.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2013, will be satisfied by the following multiple sources of capital as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations. Our liquidity available under our unsecured senior line of credit and from cash equivalents was approximately $1.1 billion as of December 31, 2012.

	Reported on February 7, 2013					Reported on December 5, 2012
Sources and Uses of Capital for the Year Ended December 31, 2013 (in millions)	Completed	Projected		Total		Total
Sources of capital:
Net cash provided by operating activities less dividends	$–	$130 - 150		$130 - 150	(1)	$130 - 150
2013 asset sales initially targeted for 4Q12 closing	43	34		77		–
2013 asset sales initially projected on December 5, 2012 (2)
Non-income-producing	–	175 - 225	(3)	175 - 225	(3)	175 - 225
Income-producing	41	34 - 84		75 - 125		75 - 125
Secured construction loan borrowing	–	20 - 30		20 - 30		20 - 30
Unsecured senior notes	–	350 - 450		350 - 450		350 - 450
Issuances under “at the market” common stock offering program	–	125 - 175		125 - 175		125 - 175
Total sources of capital	$84	$868 - 1,148		$952 - 1,232		$875 - 1,155

Uses of capital:
Development, redevelopment, and construction	$–	$545 - 595		$545 - 595	(4)	$545 - 595
Seller financing of asset sales	39	–		39		–
Acquisitions	–	–		–		–	(5)
Secured notes payable repayments (6)	–	37		37		52
Unsecured senior bank term loan repayment	–	125 - 175		125 - 175		125 - 175
Paydown of unsecured senior line of credit	45	161 - 341		206 - 386		153 - 333
Total uses of capital	$84	$868 - 1,148		$952 - 1,232		$875 - 1,155

(1)            See “Projection Results – Key Projection Assumptions.”

(2)            A portion of our projected 2013 asset sales is under negotiation and we expect to identify the remainder of the assets for disposition in the first half of 2013 in order to achieve our targeted dispositions.

(3)            Our guidance has assumed transfer of 50% of our ownership interest in the 75/125 Binney Street project to be accounted for as an in-substance partial sale of an interest in a land parcel, with the resulting entity presented as an unconsolidated joint venture (the “Binney JV”) in our financial statements.  This sale of a land parcel is included in our total projected asset sales for 2013.

(4)            See “Investment to Complete” columns in the “Development and Redevelopment Projects in North America” table in “Item 2. Properties – Value-Added Projects” section for additional details underlying this estimate.  Our guidance for 2013 development, redevelopment, and construction spending of $545 to $595 million includes our estimated share of incremental capital required to complete the 75/125 Binney Street Project.  See “Development and Redevelopment Projects in North America” table in “Item 2. Properties – Value-Added Projects” section for additional details on the 75/125 Binney Street Project.

(5)            Our guidance has assumed no acquisitions, but we review opportunistic acquisitions that we expect to fund on a leverage-neutral basis.

(6)            The reduction in projected secured notes payable of $15 million is related to two loans that were repaid in 2012 prior to their contractual maturity dates in 2013.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment and performance of our core operations in areas such as delivery of current and future development and redevelopment projects, leasing activity, and renewals.  Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of this annual report on Form 10-K for the year ended December 31, 2012.  We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of December 31, 2012, we had $0.9 billion available under our $1.5 billion unsecured senior line of credit.

Cash and cash equivalents

As of December 31, 2012, we had approximately $141.0 million of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, secured construction loan and unsecured senior notes payable borrowings, and issuances of common stock under our “at the market” common stock offering program to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Funds held in trust under the terms of certain secured notes payable	$29,526	$12,724
Funds held in escrow related to construction projects	5,652	5,648
Other restricted funds	4,769	4,960
Total	$39,947	$23,332

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Real estate asset sales

We continue the disciplined execution of our asset recycling program to monetize non-strategic operating and non-income-producing assets as a source of capital while minimizing the issuance of common equity.  We target the following asset types for sale and redeploy the capital to fund active development and redevelopment projects with significant pre-leasing:

•                  Older buildings: elimination of potential capital expenditures and leasing risk;

•                  Non-strategic assets: disposition of properties not proximate to academic medical research centers in core life science cluster locations;

•                  Assets with alternative uses for buyer: transformation into non-laboratory space, such as medical office buildings, hospitals, and residential spaces;

•                  Suburban locations: reinvestment in higher value, Class-A assets in urban “brain trust” life science cluster locations; or

•                  Excess land: reduction of non-income-producing land holdings in certain clusters, while maintaining specific land parcels for future growth.

A portion of our projected 2013 asset sales is under negotiation and we expect to identify the remainder of the assets for disposition in the first half of 2013 in order to seek to achieve our target dispositions.

Consistent with our asset recycling strategy described on the preceding page, asset sales completed from January 1, 2013 through February 21, 2013 (see table below), were comprised of the following:

•                  Older buildings: properties acquired prior to our May 1997 initial public offering or properties acquired shortly thereafter in the late nineties; and

•                  Each of these assets had either near term rollover with projected decreases in occupancy and/or requires large capital investment to re-tenant and/or reposition.  The weighted average occupancy for these assets was 90.1% at the date of sale and projected to decline to approximately 55.4% by the end of 2013.  Consequently, the net operating income for these assets is projected to significantly decrease during 2013.  The projected aggregate annualized GAAP NOI for the three months ended December 31, 2013, related to these sales was anticipated to be approximately $8.5 million with an average weighted average implied yield (GAAP NOI divided by sales price) of 6.7%.

•                  Suburban locations: substantially all of these properties are located in suburban locations and were part of our initial entry into each of these sub-markets.  We believe recycling proceeds from these sales into our current developments in higher value Class-A assets located in urban “brain trust” life science cluster locations will generate higher long-term value.

The following table presents our completed real estate asset sales (dollars in thousands, except per square foot amounts):

			Rentable/	Sales		Occupancy	Annualized
		Date	Developable	Price		at Date	GAAP	Sales		Gain
Description	Location	of Sale	Square Feet	per SF		of Sale	NOI (1)	Price		on Sale
Sales completed in 2012
1201/1209 Mercer Street (2)	Seattle	September 2012	76,029	$73		0%	$45	$5,570		$54
801 Dexter Avenue North (2)	Seattle	August 2012	120,000	$72		0%	$(96)	8,600		$55
200 Lawrence Drive/210 Welsh Pool Road	Pennsylvania	July 2012	210,866	$94		100%	$2,193	19,750	(3)	$103
155 Fortune Boulevard (4)	Route 495/Worcester	July 2012	36,000	$222		100%	$804	8,000		$1,350
5110 Campus Drive (4)	Pennsylvania	May 2012	21,000	$86		71%	$77	1,800		$2
Land parcel	Greater Boston	March 2012	(5)	$275		N/A	N/A	31,360		$1,864
Sales completed in 2012								75,080

Sales completed in 1Q13
1124 Columbia Street	Seattle	January 2013	203,817	$209		81% (6)	$6,802	42,600		$–
25/35/45 West Watkins Mill Road/1201 Clopper Road (7)	Suburban Washington D.C.	February 2013	282,523	$147	(8)	100%	$7,795	41,400		$53
Sales completed in 2013								84,000

Total								$159,080

(1)            Annualized using actual year-to-date results as of the quarter end prior to date of sale or December 31, 2012.

(2)            Properties sold to residential developers.

(3)            Sales price reflects the near-term lease expiration of a client tenant occupying 38,513 rentable square feet, or 18% of the total rentable square feet, on the date of sale.  In connection with the sale, we received a secured note receivable for $6.1 million with a maturity date in 2018.

(4)            Properties were sold to client tenants.

(5)            In March 2012, we completed an in-substance partial sale of our interest in underlying real estate supporting a project with 414,000 rentable square feet for approximately $31.4 million, or approximately $275 per rentable square foot.

(6)            The property is expected to become 74% vacant in 2013 and the current buyer is expected to significantly renovate the property into medical office use.  The sales price of 1124 Columbia Street includes a $29.8 million secured note receivable due in 2015 with an option to extend the maturity date by one year.  As of December 31, 2012, this property is classified in discontinued operations.

(7)            These properties met the classification for discontinued operations in January 2013 and were classified as operating properties as of December 31, 2012.  We completed the sale on February 1, 2013, and recognized a $0.1 million gain upon the closing of the transaction.

(8)            These properties are expected to become 17% vacant in 2013, with significant additional vacancy in subsequent years, and the buyer is expected to significantly renovate the property at 1201 Clopper Road.

Secured construction loan

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million.  The construction loan matures in July 2015, and we have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.  The construction loan bears interest at LIBOR or Base Rate, plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of December 31, 2012, commitments of $38.1 million were available under this loan.

“At the market” common stock offering program

See discussion in “Cash Flows – Financing Activities – ‘At the Market’ Common Stock Offering Program.”

Uses of capital

Summary of capital expenditures

The following tables summarize the components of our total actual capital expenditures for the year ended December 31, 2012, which includes interest, property taxes, insurance, payroll costs, and other indirect project costs, and total projected capital expenditures for the year ended December 31, 2013, and the period thereafter (in thousands):

Construction spending – actual	Year Ended December 31, 2012
Development projects in North America	$221,826
Redevelopment projects in North America	184,053
Preconstruction	73,087
Generic infrastructure/building improvement projects in North America (1)	72,752
Development and redevelopment projects in Asia	25,669
Total construction spending (2)	$577,387

Construction spending – projection	Year Ended December 31, 2013	Thereafter
Active development projects in North America	$227,027	$138,122
Active redevelopment projects in North America	85,366	11,364
Preconstruction	40,889	TBD	(3)
Generic infrastructure/building improvement projects in North America	53,629	TBD	(3)
Future projected construction projects (4)	111,447 - 161,447	TBD	(3)
Development and redevelopment projects in Asia	26,642	25,877
Total construction spending (2)	$545,000 - 595,000	$175,363

(1)        Includes revenue-enhancing projects and amounts shown in the table below related to non-revenue-enhancing capital expenditures.

(2)        Amounts include indirect project costs, including interest, property taxes, insurance, and payroll costs.

(3)        Estimated spending beyond 2013 will be determined at a future date and is contingent upon many factors.

(4)        Represents, among others, future projected construction projects in North America, including a future ground-up development at 75/125 Binney Street, and future redevelopment projects at 3013/3033 Science Park Road.

There can be no assurance that our projected capital expenditures will not be materially lower or higher than these expectations.

The table below shows the average per square foot property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment) during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
Non-revenue-enhancing capital expenditures (1):	2012	2011
Major capital expenditures	$223,737	$640,699
Other building improvements	$1,844,708	$1,889,962
Square feet in asset base	14,115,129	13,384,598
Per square foot:
Major capital expenditures	$0.02	$0.05
Other building improvements	$0.13	$0.14
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$2,672,823	$4,570,595
Re-tenanted square feet	284,263	512,573
Per square foot	$9.40	$8.92
Renewal space
Tenant improvements and leasing costs	$6,508,352	$6,028,995
Renewal square feet	1,191,140	1,309,293
Per square foot	$5.46	$4.60

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

Capitalized interest for the year ended December 31, 2012 and 2011, of approximately $62.8 million and $61.1 million, respectively, is classified in investments in real estate, net, as well as the table on the preceding page summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, including projects in India and China, aggregating approximately $13.4 million and $17.0 million for the year ended December 31, 2012 and 2011, respectively.  Such costs are also included in the “Summary of Capital Expenditures” section on the preceding page.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $7.5 million for the year ended December 31, 2012.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease.  Total initial direct leasing costs capitalized during the year ended December 31, 2012 and 2011, were approximately $45.9 million and $57.5 million, respectively, of which approximately $10.6 million and $11.6 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Retirement of 3.70% unsecured senior convertible notes

See discussion in “Cash Flows – Financing Activities – Retirement of 3.70% Unsecured Senior Convertible Notes.”

Acquisitions

Refer to “Liquidity and Capital Resources – Acquisitions.”

Dividends

We are required to distribute 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our Board of Directors.  We may be required to use borrowings under our unsecured senior line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  Our forecasts of taxable income and distributions do not require significant increases in our annual common stock dividends on a per share basis in order to distribute at least 90% of our REIT taxable income for the period January 1, 2013, through December 31, 2013.

Contractual obligations and commitments

Contractual obligations as of December 31, 2012, consisted of the following (in thousands):

		Payments by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Secured notes payable (1) (2)	$716,567	$36,775	$335,378	$235,172	$109,242
Unsecured senior notes payable (1)	550,250	–	250	–	550,000
Unsecured senior line of credit (3)	566,000	–	–	566,000	–
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	–	750,000	–
2017 Unsecured Senior Bank Term Loan (5)	600,000	–	–	600,000	–
Estimated interest payments on fixed rate and hedged variable rate debt (6)	249,499	107,822	85,278	31,416	24,983
Estimated interest payments on variable rate debt (7)	66,135	7,792	39,861	18,482	–
Ground lease obligations	662,902	10,950	19,353	20,615	611,984
Other obligations	6,335	804	1,727	1,893	1,911
Total	$4,167,688	$164,143	$481,847	$2,223,578	$1,298,120

(1)        Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)        Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.3 million, of which approximately $20.9 million matures in 2014.  See discussion at Note 5, Secured and Unsecured Senior Debt, for additional information.

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

(7)        The interest payments on variable rate debt were based on the interest rates in effect as of December 31, 2012.

Secured notes payable

Secured notes payable as of December 31, 2012, consisted of 14 notes secured by 38 properties.  Our secured notes payable typically require monthly payments of principal and interest and had weighted average interest rates of approximately 5.65% as of December 31, 2012.  Noncontrolling interests’ share of secured notes payable aggregated approximately $21.3 million as of December 31, 2012.  The total book values of rental properties, net, land held for future development, and construction in progress securing debt were approximately $1.3 billion as of December 31, 2012.  As of December 31, 2012, our secured notes payable, including unamortized discounts, were composed of approximately $623.2 million and $93.4 million of fixed and variable rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.  As of December 31, 2012, approximately 70% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 30% of our debt is unhedged variable rate debt based primarily on LIBOR.  Interest payments on our unhedged variable rate debt have been calculated based on interest rates in effect as of December 31, 2012.  See additional information regarding our debt under Note 6, Secured and Unsecured Debt, to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Ground lease obligations

Ground lease obligations as of December 31, 2012, included leases for 25 of our properties and four land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $8.4 million at December 31, 2012, our ground lease obligations have remaining lease terms ranging from 41 to 196 years, including extension options.

Commitments

In addition to the above, as of December 31, 2012, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $239.4 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $55.5 million for certain investments over the next six years.

A 100% owned subsidiary of the Company previously executed a ground lease, as ground lessee, for certain property in New York City.  The West Tower of the Alexandria Center™ for Life Science – New York City will be constructed on such ground leased property.  In November 2012, we commenced vertical construction of the West Tower of the Alexandria Center™ for Life Science – New York City.  The ground lease provides further that substantial completion of the West Tower of the Alexandria Center™ for Life Science – New York City occur by October 31, 2015, requiring satisfying conditions that include substantially completed construction in accordance with the plans and the issuance of either temporary or permanent certificates of occupancy for the core and shell.  The ground lease also provides that by October 31, 2016, the ground lessee obtain a temporary or permanent certificate of occupancy for the core and shell of both the East Tower of the Alexandria Center™ for Life Science – New York City (which has occurred) and the West Tower of the Alexandria Center™ for Life Science – New York City.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between both parties under the ground lease.  Lastly, if the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

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

The following table summarizes our interest rate swap agreements as of December 31, 2012 (in thousands):

			Interest Pay	Fair Value as of	Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Rate (1)	December 31, 2012 (2)	December 31, 2012	December 31, 2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(2,991)	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2013	4.642%	(1,672)	50,000	–
October 2007	July 1, 2008	March 31, 2013	4.622%	(264)	25,000	–
October 2007	July 1, 2008	March 31, 2013	4.625%	(264)	25,000	–
December 2006	November 30, 2009	March 31, 2014	5.015%	(4,510)	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023%	(4,518)	75,000	75,000
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,057)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,057)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(533)	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(533)	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,632)	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,630)	–	250,000
Total				$(20,661)	$1,050,000	$700,000

(1)   In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.75%.

(2)   Including accrued interest and credit valuation adjustment.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of December 31, 2012 and 2011, the largest aggregate notional amount of interest rate swap agreements in effect at any single point in time with an individual counterparty was $375.0 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of December 31, 2012, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $20.7 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the hedged transactions affect earnings.  We have not posted any collateral related to our interest rate swap agreements.  For the years ended December 31, 2012, 2011, and 2010, approximately $22.3 million, $21.5 million, and $30.6 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $15.1 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

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

Inflation

As of December 31, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies between periods, and on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its NAREIT White Paper.  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the estimated fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the non-cash write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, and impairments of land parcels, less realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items which are allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

Adjusted funds from operations (“AFFO”)

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (1) non-revenue-enhancing capital expenditures, tenant improvements, and leasing commissions (excludes development and redevelopment expenditures); (2) effects of straight-line rent and straight-line rent on ground leases; (3) capitalized income from development projects; (4) amortization of acquired above and below market leases, loan fees, and debt premiums/discounts; (5) non-cash compensation expense; and (6) allocation of AFFO attributable to unvested restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts to: (1) deduct certain expenditures that, although capitalized and classified in depreciation expense, do not enhance the revenue or cash flows of our properties; (2) eliminate the effect of straight-lining our rental income and capitalizing income from development projects in order to reflect the actual amount of contractual rents due in the period presented; and (3) eliminate the effect of non-cash items that are not indicative of our core operations and do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of non-cash charges related to stock-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or subject to judgmental valuation inputs and the timing of our decisions.

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

The following table presents a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders - basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders - basic, FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, for the periods below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$67,630	$101,973	$105,941
Depreciation and amortization	192,005	158,026	126,640
Gain on sale of real estate	(1,564)	–	(24)
Impairment of real estate	11,400	994	–
Gain on sale of land parcel	(1,864)	(46)	(59,442)
Amount attributable to noncontrolling interests/unvested stock awards:
Net income	4,592	5,063	4,724
FFO	(4,561)	(6,402)	(5,834)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	267,638	259,608	172,005
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	21	21	7,781
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	–	–	(22)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	267,659	259,629	179,764
Realized gain on equity investment primarily related to one non-tenant life science entity	(5,811)	–	–
Impairment of land parcel	2,050	–	–
Loss on early extinguishment of debt	2,225	6,485	45,168
Preferred stock redemption charge	5,978	–	–
Allocation to unvested restricted stock awards	(39)	(69)	(394)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$272,062	$266,045	$224,538

Non-revenue-enhancing capital expenditures:
Building improvements	(2,068)	(2,531)	(1,332)
Tenant improvements and leasing commissions	(9,181)	(10,600)	(6,725)
Straight-line rent	(28,456)	(26,797)	(22,832)
Straight-line rent on ground leases	3,285	4,704	5,337
Capitalized income from development projects	645	3,973	5,688
Amortization of acquired above and below market leases	(3,200)	(9,332)	(7,868)
Amortization of loan fees	9,832	9,300	7,892
Amortization of debt premiums/discounts	511	3,819	9,999
Stock compensation	14,160	11,755	10,816
Allocation to unvested restricted stock awards	127	122	(101)
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$257,717	$250,458	$225,412

The following table presents a reconciliation of net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders - basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, for the periods below:

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$1.09	$1.73	$2.19
Depreciation and amortization	3.10	2.66	2.62
Gain on sale of real estate	(0.03)	–	–
Impairment of real estate	0.18	0.02	–
Gain on sale of land parcel	(0.03)	–	(1.23)
Amount attributable to noncontrolling interests/unvested stock awards:
Net income	0.07	0.09	0.10
FFO	(0.07)	(0.11)	(0.12)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	4.31	4.39	3.56
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	–	–	(0.04)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	4.31	4.39	3.52
Realized gain on equity investment primarily related to one non-tenant life science entity	(0.09)	–	–
Impairment of land parcel	0.04	–	(0.01)
Loss on early extinguishment of debt	0.02	0.11	0.89
Preferred stock redemption charge	0.10	–	–
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$4.38	$4.50	$4.40

Non-revenue-enhancing capital expenditures:
Building improvements	(0.03)	(0.04)	(0.03)
Tenant improvements and leasing commissions	(0.15)	(0.18)	(0.13)
Straight-line rent	(0.46)	(0.45)	(0.45)
Straight-line rent on ground leases	0.05	0.08	0.10
Capitalized income from development projects	0.01	0.07	0.11
Amortization of acquired above and below market leases	(0.05)	(0.16)	(0.15)
Amortization of loan fees	0.16	0.16	0.16
Amortization of debt premiums/discounts	0.01	0.06	0.20
Stock compensation	0.23	0.20	0.21
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$4.15	$4.24	$4.42

Adjusted EBITDA and adjusted EBITDA margins

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use Adjusted EBITDA and Adjusted EBITDA margins to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA also serves as a proxy for a component of a financial covenant under certain of our debt obligations.  Adjusted EBITDA is calculated as EBITDA excluding net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels.  We believe Adjusted EBITDA and Adjusted EBITDA margins provide investors relevant and useful information because they permit investors to view income from our operations on an unleveraged basis before the effects of taxes, non-cash depreciation and amortization, net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding non-cash charges related to stock-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs, subject to judgmental inputs and the timing of our decisions.  EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins have limitations as measures of our performance.  EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins may not be comparable to similar measures reported by other companies.

We believe the EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins for the three months ended December 31, 2012 and 2011, annualized, reflect the completion of our development and redevelopment projects and are indicative of the Company’s current operating trends.  During the three months ended December 31, 2012, we completed a number of development and redevelopment projects which significantly increased our NOI for the period.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Net income	$28,807	$35,462	$105,528	$135,393
Interest expense – continuing operations	17,941	14,757	69,184	63,378
Interest expense – discontinued operations	–	–	–	65
Depreciation and amortization – continuing operations	48,072	39,762	188,850	153,087
Depreciation and amortization – discontinued operations	–	1,204	3,155	4,939
EBITDA	94,820	91,185	366,717	356,862

Stock compensation expense	3,748	3,306	14,160	11,755
Loss on early extinguishment of debt	–	–	2,225	6,485
Gain on sale of real estate	–	–	(1,564)	–
Gain on sale of land parcel	–	–	(1,864)	(46)
Impairment of real estate	1,601	–	11,400	994
Impairment of land parcel	2,050	–	2,050	–
Adjusted EBITDA	$102,219	$94,491	$393,124	$376,050

Total revenues	$154,170	$139,249	$586,073	$548,225
Adjusted EBITDA margins	66%	68%	67%	69%

Fixed charge coverage ratio

The fixed charge coverage ratio is useful to investors as a supplemental measure of the Company’s ability to satisfy fixed financing obligations and dividends on preferred stock.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees, and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our annual report on Form 10-K, as of December 31, 2012.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges for the year ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Adjusted EBITDA	$102,219	$94,491	$393,124	$376,050

Interest expense – continuing operations	$17,941	$14,757	$69,184	$63,378
Interest expense – discontinued operations	–	–	–	65
Add: capitalized interest	14,897	16,151	62,751	61,056
Less: amortization of loan fees	(2,505)	(2,551)	(9,832)	(9,300)
Less: amortization of debt premium/discounts	(110)	(565)	(511)	(3,819)
Cash interest	30,223	27,792	121,592	111,380
Dividends on preferred stock	6,471	7,090	27,328	28,357
Fixed charges	$36,694	$34,882	$148,920	$139,737

Fixed charge coverage ratio	2.8x	2.7x	2.6x	2.7x

Interest coverage ratio

The interest coverage ratio is the ratio of Adjusted EBITDA to cash interest.  This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
Adjusted EBITDA	$102,219	$94,491	$393,124	$376,050

Interest expense – continuing operations	$17,941	$14,757	$69,184	$63,378
Interest expense – discontinued operations	–	–	–	65
Add: capitalized interest	14,897	16,151	62,751	61,056
Less: amortization of loan fees	(2,505)	(2,551)	(9,832)	(9,300)
Less: amortization of debt premium/discounts	(110)	(565)	(511)	(3,819)
Cash interest	$30,223	$27,792	$121,592	$111,380

Interest coverage ratio	3.4x	3.4x	3.2x	3.4x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of total debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31,
	2012	2011
Secured notes payable	$716,144	$724,305
Unsecured senior notes payable	549,805	84,959
Unsecured senior line of credit	566,000	370,000
Unsecured senior bank term loans	1,350,000	1,600,000
Less: cash and cash equivalents	(140,971)	(78,539)
Less: restricted cash	(39,947)	(23,332)
Net debt	$3,001,031	$2,677,393

Adjusted EBITDA (fourth quarter annualized) (1)	$408,876	$377,964

Net debt to Adjusted EBITDA (fourth quarter annualized) (1)	7.3x	7.1x

Adjusted EBITDA (trailing twelve months)	$393,124	$376,050

Net debt to Adjusted EBITDA (trailing twelve months)	7.6x	7.1x

(1)         We believe the Adjusted EBITDA and Net debt to Adjusted EBITDA for the three months ended December 31, 2012 and 2011, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

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

The following table summarizes the calculation of net debt to gross assets (excluding cash and restricted cash) as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31,
	2012	2011
Net debt	$3,001,031	$2,677,393

Total assets	7,150,116	6,574,129
Add: accumulated depreciation	875,035	742,535
Less: cash and cash equivalents	(140,971)	(78,539)
Less: restricted cash	(39,947)	(23,332)
Gross assets (excluding cash and restricted cash)	$7,844,233	$7,214,793

Net debt to gross assets (excluding cash and restricted cash)	38%	37%

Net operating income

See discussion of net operating income in “Results of Operations.”  The following table is a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net operating income	$411,550	$388,658	$337,312	$343,185	$325,074
Operating margins	70%	71%	73%	75%	76%
General and administrative	47,795	41,127	34,345	36,275	34,771
Interest	69,184	63,378	69,509	82,111	85,118
Depreciation and amortization	188,850	153,087	121,207	113,042	102,167
Impairment on investments	–	–	–	–	13,251
Impairment of land parcel	2,050	–	–	–	–
Loss (gain) on early extinguishment of debt	2,225	6,485	45,168	(11,254)	–
Income from continuing operations	$101,446	$124,581	$67,083	$123,011	$89,767

Same property net operating income

See discussion of Same Properties and reconciliation of net operating income to income from continuing operations in “Results of Operations.”

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations of our unencumbered real estate assets, as it reflects primarily those income and expense items that are incurred at the unencumbered property level.  We use unencumbered net operating income as a percentage of total net operating income in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under certain of our debt obligations.  Unencumbered net operating income is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered net operating income for periods through September 30, 2012, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of net operating income to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the year ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012	2011
Unencumbered net operating income	$296,033	$252,376
Encumbered net operating income	115,517	136,282
Total net operating income	$411,550	$388,658

Unencumbered net operating income as a percentage of total net operating income	72%	65%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	As of December 31, 2012	As of December 31, 2011
Impact to future earnings due to variable rate debt:
Rate increase of 1%	$(5,870)	$(3,357)
Rate decrease of 1%	$1,101	$1,414

Effect on fair value of secured debt:
Rate increase of 1%	$(37,146)	$(77,554)
Rate decrease of 1%	$27,260	$35,182

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on December 31, 2012.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings (in thousands):

	As of December 31, 2012	As of December 31, 2011
Equity price risk:
Increase in fair value of 10%	$11,505	$9,600
Decrease in fair value of 10%	$(11,505)	$(9,600)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% increase or decrease in foreign currency rates relative to the U.S. dollar would have on our earnings, based on our current operating assets outside the U.S. (in thousands):

	As of December 31, 2012	As of December 31, 2011
Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(29)	$199
Decrease in foreign currency exchange rate of 10%	$29	$(199)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2012, we performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2011.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework.”  Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Alexandria Real Estate Equities, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion, Alexandria Real Estate Equities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2012, and December 31, 2011, and the related consolidated statements of income, comprehensive income, change in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 25, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2013 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2013 Proxy Statement under the caption “Board of Directors and Executive Officers – Executive Compensation Tables and Discussion.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2012:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plan Approved by Stockholders - 1997 Incentive Plan	–	$–	1,706,142

The other information required by this Item is incorporated herein by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2013 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2013 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)        Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

Page

Report of Independent Registered Public Accounting Firm	F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets of Alexandria Real Estate Equities, Inc. as of December 31, 2012 and 2011	F-2

Consolidated Statements of Income of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2012, 2011, and 2010	F-3

Consolidated Statements of Comprehensive Income of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2012, 2011, and 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2012, 2011, and 2010	F-5

Consolidated Statements of Cash Flows of Alexandria Real Estate Equities, Inc. for the Years Ended December 31, 2012, 2011, and 2010	F-7

Notes to Consolidated Financial Statements of Alexandria Real Estate Equities, Inc.	F-9

Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.	F-55

(a)(3)  Exhibits

Exhibit Number	Exhibit Title

3.1 *	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997
3.2 *	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997
3.3 *	Bylaws of the Company (as amended December 15, 2011), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 19, 2011
3.4 *

Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 13, 1999

3.5 *

Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000

3.6 *

Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 10, 2000

3.7 *

Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on January 18, 2002

3.8 *

Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on June 28, 2004

3.9 *

Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008

3.10 *

Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 14, 2012

4.1 *	Specimen certificate representing shares of Common Stock, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 5, 2011

4.2 *		Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 25, 2008
4.3 *

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2009

4.4 *

Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012

4.5 *

Supplemental Indenture No. 1, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012

4.6 *		Form of 4.60% Senior Note due 2022 (included in Exhibit 4.5 above)
4.7 *

Specimen certificate representing shares of 6.45% Series E Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on March 12, 2012

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

10.9 *	(1)

Amended and Restated Executive Employment Agreement, effective as of April 26, 2012, by and between the Company and Joel S. Marcus, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2012

10.10 *	(1)

Second Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2010, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 5, 2011

10.11 *	(1)

Third Amended and Restated Executive Employment Agreement, dated as of October 25, 2011, between the Company and Stephen A. Richardson, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2011

10.12	(1)	Executive Employment Agreement between the Company and Peter M. Moglia, effective as of January 1, 2011.
10.13	(1)	Summary of Director Compensation Arrangements
10.14 *	(1)	Anniversary Bonus Plan of the Company, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 17, 2010
10.15 *

Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2011

10.16 *		Form of Indemnification Agreement between the Company and each of its directors and officers, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011
10.17 *

Indenture, dated as of April 27, 2009, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust Company, as Trustee, filed as an exhibit to the Company’s quarterly report on

Form 10-Q filed with the SEC on August 10, 2009
10.18 *

Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012

10.19 *

Supplemental Indenture No. 1, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012

10.20 *

Third Amended and Restated Credit Agreement, dated as of April 30, 2012, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Syndication Agents, Barclays Bank PLC, Compass Bank, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, Royal Bank of Canada, Royal Bank of Scotland PLC, and the Bank of Nova Scotia, as Co-Documentation Agents

10.21 *

Amended and Restated Term Loan Agreement, dated as of June 30, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Citibank, N.A., as Administrative Agent, RBC Capital Markets and Royal Bank of Scotland PLC, as Co-Syndication Agents, Bank of Nova Scotia and Compass Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Bookrunning Managers, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 7, 2011

10.22 *

First Amendment to Amended and Restated Term Loan Agreement, dated as of April 30, 2012, among the Company and Alexandria Real Estate Equities, L.P., as the Credit Parties, Citibank, N.A., as Administrative Agent, RBC Capital Markets and the Royal Bank of Scotland PLC, as Co-Syndication Agents, the Bank of Nova Scotia and Compass Bank, as Co-Documentation Agents, Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Bookrunning Managers

10.23 *

Term Loan Agreement, dated as of December 6, 2011, among the Company, Alexandria Real Estate Equities, L.P., ARE-QRS Corp., and the other subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Royal Bank of Canada and The Bank of Nova Scotia as Co-Documentation Agents, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Bookrunners

10.24 *

First Amendment to Term Loan Agreement, dated as of April 30, 2012, among the Company and Alexandria Real Estate Equities, L.P., as the Credit Parties, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Royal Bank of Canada and the Bank of Nova Scotia, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Bookrunners

11.1	Computation of Per Share Earnings (included in Note 10 to the Consolidated Financial Statements)
12.1	Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
14.1 *

The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K), filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2010

21.1	List of Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii)  Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.

(*)  Incorporated by reference.

(1)  Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

Dated: February 25, 2013	By:	/s/ Joel S. Marcus
Joel S. Marcus
Chief Executive Officer

KNOW ALL THOSE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel S. Marcus, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel S. Marcus	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Joel S. Marcus		February 25, 2013

/s/ Dean A. Shigenaga	Chief Financial Officer (Principal Financial and Chief Accounting Officer)
Dean A. Shigenaga		February 25, 2013

/s/ Richard B. Jennings
Richard B. Jennings	Lead Director	February 23, 2013

/s/ John L. Atkins, III
John L. Atkins, III	Director	February 25, 2013

/s/ Maria C. Freire
Maria C. Freire	Director	February 24, 2013

/s/ Richard H. Klein
Richard H. Klein	Director	February 25, 2013

/s/ James H. Richardson
James H. Richardson	Director	February 25, 2013

/s/ Martin A. Simonetti
Martin A. Simonetti	Director	February 25, 2013

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the consolidated financial statement schedule listed in the index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2013

Alexandria Real Estate Equities, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share information)

	December 31,	December 31,
	2012	2011
Assets
Investments in real estate, net	$6,424,578	$6,008,440
Cash and cash equivalents	140,971	78,539
Restricted cash	39,947	23,332
Tenant receivables	8,449	7,480
Deferred rent	170,396	142,097
Deferred leasing and financing costs, net	160,048	135,550
Investments	115,048	95,777
Other assets	90,679	82,914
Total assets	$7,150,116	$6,574,129

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$716,144	$724,305
Unsecured senior notes payable	549,805	84,959
Unsecured senior line of credit	566,000	370,000
Unsecured senior bank term loans	1,350,000	1,600,000
Accounts payable, accrued expenses, and tenant security deposits	423,708	325,393
Dividends payable	41,401	36,579
Total liabilities	3,647,058	3,141,236

Commitments and contingencies

Redeemable noncontrolling interests	14,564	16,034

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
8.375% Series C cumulative redeemable preferred stock, $0.01 par value per share, 5,750,000 shares authorized; 5,185,500 shares issued and outstanding as of December 31, 2011; $25 liquidation value per share	–	129,638
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of December 31, 2012 and 2011; $25 liquidation value per share	250,000	250,000
6.45% Series E cumulative redeemable preferred stock, $0.01 par value per share, 5,200,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2012; $25 liquidation value per share	130,000	–
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 63,244,645 and 61,560,472 issued and outstanding as of December 31, 2012 and 2011, respectively	632	616
Additional paid-in capital	3,086,052	3,028,558
Accumulated other comprehensive loss	(24,833)	(34,511)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,441,851	3,374,301
Noncontrolling interests	46,643	42,558
Total equity	3,488,494	3,416,859
Total liabilities, noncontrolling interests, and equity	$7,150,116	$6,574,129

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Income

(In thousands, except per share information)

	Year Ended December 31,
	2012	2011	2010
Revenues
Rental	$432,452	$414,164	$350,079
Tenant recoveries	135,186	128,299	105,423
Other income	18,435	5,762	5,119
Total revenues	586,073	548,225	460,621

Expenses
Rental operations	174,523	159,567	123,309
General and administrative	47,795	41,127	34,345
Interest	69,184	63,378	69,509
Depreciation and amortization	188,850	153,087	121,207
Impairment of land parcel	2,050	–	–
Loss on early extinguishment of debt	2,225	6,485	45,168
Total expenses	484,627	423,644	393,538

Income from continuing operations	101,446	124,581	67,083

Income from discontinued operations
Income from discontinued operations before impairment of real estate	13,618	11,760	12,497
Impairment of real estate	(11,400)	(994)	–
Income from discontinued operations, net	2,218	10,766	12,497

Gain on sales of land parcels	1,864	46	59,442
Net income	105,528	135,393	139,022

Net income attributable to noncontrolling interests	3,402	3,975	3,729
Dividends on preferred stock	27,328	28,357	28,357
Preferred stock redemption charge	5,978	–	–
Net income attributable to unvested restricted stock awards	1,190	1,088	995
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$67,630	$101,973	$105,941

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted
Continuing operations	$1.05	$1.55	$1.93
Discontinued operations, net	0.04	0.18	0.26
Earnings per share – diluted	$1.09	$1.73	$2.19

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$105,528	$135,393	$139,022
Other comprehensive income
Unrealized losses on marketable securities
Unrealized holding gains arising during the period	990	238	292
Reclassification adjustment for gains included in net income	(3,351)	(2,561)	(1,415)
Unrealized losses on marketable securities, net	(2,361)	(2,323)	(1,123)
Unrealized gains on interest rate swaps
Unrealized interest rate swap losses arising during the period	(9,990)	(9,630)	(25,313)
Reclassification adjustment for amortization of interest expense included in net income	22,309	21,457	30,629
Unrealized gains on interest rate swap agreements, net	12,319	11,827	5,316
Foreign currency translation (losses) gains	(318)	(25,605)	11,306
Total other comprehensive income (loss)	9,640	(16,101)	15,499
Comprehensive income	115,168	119,292	154,521
Comprehensive income attributable to noncontrolling interests	(3,364)	(4,050)	(3,833)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$111,804	$115,242	$150,688

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2009	$129,638	$250,000	43,846,050	$438	$1,977,062	$–	$(33,730)	$41,230	$2,364,638	$41,441
Net income	–	–	–	–	–	135,293	–	2,501	137,794	1,228
Unrealized loss on marketable securities	–	–	–	–	–	–	(1,123)	–	(1,123)	–
Unrealized gain on interest rate swap agreements	–	–	–	–	–	–	5,236	–	5,236	80
Foreign currency translation gain	–	–	–	–	–	–	11,282	24	11,306	–
Contributions by noncontrolling interests	–	–	–	–	–	–	–	723	723	674
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(2,895)	(2,895)	(1,331)
Redemptions of redeemable noncontrolling interests	–	–	–	–	(179)	–	–	–	(179)	(2,167)
Deconsolidation of investment in real estate entity	–	–	–	–	–	–	–	–	–	(24,005)
Exchange of 8.00% Unsecured Senior Convertible Notes	–	–	5,620,256	56	196,100	–	–	–	196,156	–
Issuance of common stock	–	–	5,175,000	52	342,290	–	–	–	342,342	–
Issuances pursuant to stock plan	–	–	325,619	4	22,065	–	–	–	22,069	–
Dividends declared on common stock	–	–	–	–	–	(28,357)	–	–	(28,357)	–
Dividends declared on preferred stock	–	–	–	–	–	(77,302)	–	–	(77,302)	–
Distributions in excess of earnings	–	–	–	–	28,900	(28,900)	–	–	–	–
Balance as of December 31, 2010	$129,638	$250,000	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920
Net income	–	–	–	–	–	131,418	–	2,657	134,075	1,318
Unrealized loss on marketable securities	–	–	–	–	–	–	(2,323)	–	(2,323)	–
Unrealized gain on interest rate swap agreements	–	–	–	–	–	–	11,827	–	11,827	–
Foreign currency translation (loss) gain	–	–	–	–	–	–	(25,680)	25	(25,655)	50
Contributions by noncontrolling interests	–	–	–	–	–	–	–	1,000	1,000	9
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(2,707)	(2,707)	(1,263)
Equity component related to repurchase of unsecured senior convertible notes (see Note 6)	–	–	–	–	(2,981)	–	–	–	(2,981)	–
Issuance of common stock	–	–	6,250,651	63	451,476	–	–	–	451,539	–
Issuances pursuant to stock plan	–	–	342,896	3	22,383	–	–	–	22,386	–
Dividends declared on common stock	–	–	–	–	–	(28,357)	–	–	(28,357)	–
Dividends declared on preferred stock	–	–	–	–	–	(112,353)	–	–	(112,353)	–
Distributions in excess of earnings	–	–	–	–	(8,558)	8,558	–	–	–	–
Balance as of December 31, 2011	$129,638	$250,000	61,560,472	$616	$3,028,558	$–	$(34,511)	$42,558	$3,416,859	$16,034

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)

(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Convertible Preferred Stock	Series E Preferred Stock	Number of Common Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2011 (continued from previous page)	$129,638	$250,000	$–	61,560,472	$616	$3,028,558	$–	$(34,511)	$42,558	$3,416,859	$16,034
Net income	–	–	–	–	–	–	102,126	–	2,429	104,555	973
Unrealized loss on marketable securities	–	–	–	–	–	–	–	(2,361)	–	(2,361)	–
Unrealized gain on interest rate swap agreements	–	–	–	–	–	–	–	12,319	–	12,319	–
Foreign currency translation loss	–	–	–	–	–	–	–	(280)	12	(268)	(50)
Contributions by noncontrolling interests	–	–	–	–	–	–	–	–	1,875	1,875	–
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	(913)	(913)	(1,249)
Redemption and conversion of noncontrolling interests	–	–	–	–	–	12	–	–	682	694	(1,144)
Issuance of common stock	–	–	–	1,366,977	14	97,876	–	–	–	97,890	–
Issuance of Series E Preferred Stock	–	–	130,000	–	–	(5,132)	–	–	–	124,868	–
Issuances pursuant to stock plan	–	–	–	317,196	2	22,080	–	–	–	22,082	–
Redemption of Series C Preferred Stock	(129,638)	–	–	–	–	5,978	(5,978)	–	–	(129,638)	–
Dividends declared on common stock	–	–	–	–	–	–	(131,790)	–	–	(131,790)	–
Dividends declared on preferred stock	–	–	–	–	–	–	(27,678)	–	–	(27,678)	–
Distributions in excess of earnings	–	–	–	–	–	(63,320)	63,320	–	–	–	–
Balance as of December 31, 2012	$–	$250,000	$130,000	63,244,645	$632	$3,086,052	$–	$(24,833)	$46,643	$3,488,494	$14,564

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Operating Activities
Net income	$105,528	$135,393	$139,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,005	158,026	126,640
Loss on early extinguishment of debt	2,225	6,485	45,168
Gain on sale of land parcel	(1,864)	(46)	(59,442)
Gain on sale of real estate	(1,564)	–	(24)
Impairment of real estate	11,400	994	–
Impairment of land parcel	2,050	–	–
Amortization of loan fees and costs	9,832	9,300	7,892
Amortization of debt premiums/discounts	511	3,819	9,999
Amortization of acquired above and below market leases	(3,200)	(9,332)	(7,868)
Deferred rent	(28,456)	(26,797)	(22,832)
Stock compensation expense	14,160	11,755	10,816
Equity in loss (income) related to investments	26	–	(48)
Gain on sales of investments	(15,018)	(4,846)	(2,302)
Loss on sales of investments	2,611	1,795	303
Changes in operating assets and liabilities:
Restricted cash	(261)	(465)	1,679
Tenant receivables	(981)	(2,359)	(1,301)
Deferred leasing costs	(45,099)	(56,226)	(27,577)
Other assets	(4,069)	(22,359)	(1,839)
Accounts payable, accrued expenses, and tenant security deposits	65,697	41,823	8,720
Net cash provided by operating activities	305,533	246,960	227,006

Investing Activities
Proceeds from sale of properties	36,179	20,078	275,979
Distributions from unconsolidated real estate entity related to sale of land parcel	22,250	–	–
Additions to properties	(549,030)	(430,038)	(423,930)
Purchase of properties	(42,171)	(305,030)	(301,709)
Change in restricted cash related to construction projects	(9,377)	(2,183)	18,178
Contributions to unconsolidated real estate entity	(6,700)	(5,256)	(3,016)
Transfer of cash to unconsolidated real estate entity upon deconsolidation	–	–	(154)
Additions to investments	(36,294)	(27,999)	(14,807)
Proceeds from sales of investments	27,043	16,849	4,714
Net cash used in investing activities	(558,100)	(733,579)	(444,745)

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Financing Activities
Borrowings from secured notes payable	$17,810	$–	$–
Repayments of borrowings from secured notes payable	(26,367)	(66,849)	(129,938)
Proceeds from issuance of unsecured senior notes payable	544,650	–	–
Payment on exchange of 8.00% Unsecured Senior Convertible Notes	–	–	(43,528)
Repurchase of unsecured senior convertible notes	(84,801)	(221,439)	(97,309)
Principal borrowings from unsecured senior line of credit	847,147	1,406,000	854,000
Repayments of borrowings from unsecured senior line of credit	(651,147)	(1,784,000)	(582,000)
Principal borrowings from unsecured senior bank term loans	–	1,350,000	–
Repayment of unsecured senior bank term loan	(250,000)	(500,000)	–
Redemption of Series C Preferred Stock	(129,638)	–	–
Proceeds from issuance of Series E Preferred Stock	124,868	–	–
Proceeds from issuance of common stock	97,890	451,539	342,342
Change in restricted cash related to financings	(7,428)	7,311	(1,853)
Deferred financing costs paid	(13,225)	(27,316)	(5,273)
Proceeds from exercise of stock options	155	2,117	2,877
Dividends paid on common stock	(126,498)	(106,889)	(67,874)
Dividends paid on preferred stock	(27,819)	(28,357)	(28,357)
Contributions by redeemable noncontrolling interests	–	9	674
Distributions to redeemable noncontrolling interests	(1,249)	(1,263)	(1,331)
Redemption of redeemable noncontrolling interests	(450)	–	(2,346)
Contributions by noncontrolling interests	1,875	1,000	723
Distributions to noncontrolling interests	(913)	(2,707)	(2,895)
Net cash provided by financing activities	314,860	479,156	237,912

Effect of exchange rate changes on cash and cash equivalents	139	(5,230)	431

Net increase (decrease) in cash and cash equivalents	62,432	(12,693)	20,604
Cash and cash equivalents at beginning of period	78,539	91,232	70,628
Cash and cash equivalents at end of period	$140,971	$78,539	$91,232

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$52,561	$52,324	$57,198

Non-Cash Investing Activities
Note receivable from sale of real estate	$(6,125)	$–	$–
Write-off of fully amortized improvements	$(17,730)	$–	$–
Changes in accrued capital expenditures	$46,087	$3,492	$(3,391)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Notes to Consolidated Financial Statements

1.  Background

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE: ARE), a self-administered and self-managed real estate investment trust (“REIT”), is the largest and leading investment-grade REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry.  Alexandria’s client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States (“U.S.”) government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.  For additional information on Alexandria Real Estate Equities, Inc., please visit www.are.com.

Our asset base contains 178 properties approximating 17.1 million rentable square feet consisting of the following, as of December 31, 2012:

Rentable Square Feet
Operating properties	14,953,968
Development properties	1,566,774
Redevelopment properties	547,092
Total	17,067,834

As of December 31, 2012, we had 494 leases with a total of 396 client tenants, and 74, or 42%, of our 178 properties were single-tenant properties.  Leases in our multi-tenant buildings typically have terms of three to seven years, while the single-tenant building leases typically have initial terms of 10 to 20 years.  As of December 31, 2012:

•                  Approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•                  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index;

•                  Approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing), which we believe would typically be borne by the landlord in traditional office leases; and

•                  Investment-grade client tenants represented 47% of our total annualized base rent.

Any references to the number of buildings, square footage, number of leases, occupancy, annualized base rent percentages, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited.

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

Use of estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and equity; the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements; and the amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  Basis of presentation and summary of significant accounting policies (continued)

Operating segment

We are engaged in the business of providing life science laboratory space for lease to the life science industry.  Our properties are similar in that they provide space for lease to the life science industry, consist of life science laboratory improvements that are generic and reusable for the life science industry, are located in key life science cluster markets, and have similar economic characteristics.  Our chief operating decision maker reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessing our operating performance or individual properties when determining real estate decisions.  The financial information disclosed herein represents all of the financial information related to our principal operating segment.

International operations

The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar.  We have five operating properties in Canada, one operating property in China, three operating properties in India, and various development and redevelopment projects in China and India.  The functional currencies for our foreign subsidiaries are the local currencies in each respective country.  The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date.  Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented.  Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive loss will be reflected in income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Investments in real estate, net, and discontinued operations

We recognize assets acquired (including the intangible value of above or below market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  If there is a bargain fixed rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew.  When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs and restructuring costs are expensed as incurred.

The values allocated to land improvements, tenant improvements, equipment, buildings, and building improvements are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, the estimated useful life for equipment, and the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements.  The values of acquired above and below market leases are amortized over the lives of the related leases and recognized as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

We are required to capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project.  Capitalization of development, redevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and

2.  Basis of presentation and summary of significant accounting policies (continued)

certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”; if (1) the operations and cash flows of the property have been or will be eliminated from the ongoing operations, and (2) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress, are assessed by project and include, but are not limited to, significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use a “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model.  Under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as “held for sale.”

Variable interest entity

We consolidate a variable interest entity (“VIE”) if it is determined that we are the primary beneficiary, an evaluation that we perform on an ongoing basis.  A VIE is broadly defined as an entity in which either (1) the equity investors as a group, if any, do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.  We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE.  Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable.  Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.  As of December 31, 2012 and 2011, we had no VIEs consolidated in our financial statements.

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

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains or losses classified in other income in the accompanying consolidated balance sheets.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entities’ operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2012 and 2011, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Loan fees and costs

Fees and costs incurred in obtaining long-term financing are capitalized.  Capitalized amounts are amortized over the term of the related loan, and the amortization is classified in interest expense in the accompanying consolidated statements of income.

Interest rate swap agreements

We are exposed to certain risks arising from both our business operations and economic conditions.  We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities.  We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements.  Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges.  Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy.  Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

We utilize interest rate swap agreements, including interest rate swap agreements, to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans.  We recognize our interest rate swap agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.  We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges.  Our interest rate swap agreements are considered cash flow hedges because they are designated and qualify as hedges of the exposure to variability in expected future cash flows.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge.  All of our interest rate swap agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates.  We formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy.  We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items.  The ineffective portion of each interest rate swap agreement is immediately recognized in earnings.  While we intend to continue to meet the conditions for such hedge accounting, if swaps did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

Interest rate swap agreements designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income.  Amounts classified in accumulated other comprehensive income will be reclassified into earnings in the period during which the hedged transactions affect earnings.

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

2.  Basis of presentation and summary of significant accounting policies (continued)

Recognition of rental income and tenant recoveries

Rental income from leases with scheduled rent increases, free rent, incentives, and other rent adjustments is recognized on a straight-line basis over the respective lease terms.  We classify amounts currently recognized as income, and expected to be received in later years, as an asset in deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of December 31, 2012 and 2011, we had no allowance for estimated losses.

As of December 31, 2012, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

Interest income

Interest income was approximately $3.4 million, $0.9 million, and $0.8 million during the years ended December 31, 2012, 2011, and 2010, respectively.  Interest income is classified in other income in the accompanying consolidated statements of income.

Stock-based compensation expense

We have historically issued two forms of stock-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted stock awards.  We have not granted any options since 2002.  We recognize all stock-based compensation in the income statement based on the grant date fair value.  The fair value of restricted stock awards is recognized based on the market value of the common stock on the grant date and such cost is then recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period).  We are required to compute stock-based compensation based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited.

Impact of recently issued accounting standards

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) to substantially converge the guidance in GAAP and International Financial Reporting Standards (“IFRS”) on fair value measurements and disclosures.  The ASU changed several aspects of the fair value measurement guidance in FASB Accounting Standards Codification 820, Fair Value Measurement, including (1) the application of the concepts of highest and best use and valuation premise; (2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis; (3) the incorporation of certain premiums and discounts in fair value measurements; and (4) the measurement of the fair value of certain instruments classified in stockholders’ equity.  In addition, the ASU included several new fair value disclosure requirements, such as information about valuation techniques and significant unobservable inputs used in fair value measurements and a narrative description of the fair value measurements’ sensitivity to changes in significant unobservable inputs.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We adopted this ASU as of January 1, 2012.  The adoption of the ASU did not impact our consolidated financial statements.

2.  Basis of presentation and summary of significant accounting policies (continued)

In June 2011, the FASB issued an ASU to make presentation of items within other comprehensive income (“OCI”) more prominent.  Entities are required to present items of net income, items of OCI, and total comprehensive income either in a single continuous statement or in two separate but consecutive statements.  There no longer exists the option to present OCI in the statement of changes in stockholders’ equity.  In December 2011, the FASB decided to defer the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and OCI on the face of the financial statements.  Reclassifications out of AOCI will be either presented on the face of the financial statement in which OCI is presented or disclosed in the notes to the financial statements.  This deferral does not change the requirement to present items of net income, items of OCI, and total comprehensive income in either one continuous statement or two separate consecutive statements.  The ASU is effective for public companies during the interim and annual periods, beginning after December 15, 2011.  We adopted this ASU as of January 1, 2012, and have presented the consolidated statements of comprehensive income separately from the consolidated statements of income.

3.  Investments in real estate, net

Our investments in real estate, net, consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Land (related to rental properties)	$522,664	$510,630
Buildings and building improvements	4,933,314	4,417,093
Other improvements	189,793	185,036
Rental properties	5,645,771	5,112,759
Less: accumulated depreciation	(875,035)	(742,535)
Rental properties, net	4,770,736	4,370,224

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	431,578	198,644
Active redevelopment in North America	199,744	281,555
Generic infrastructure/building improvement projects in North America	80,599	92,338
Active development and redevelopment in Asia	101,602	106,775
	813,523	679,312

Subtotal	5,584,259	5,049,536

Land/future value-added projects:
Land held for future development in North America	296,039	305,981
Land undergoing preconstruction activities (additional CIP) in North America	433,310	574,884
Land held for future development/land undergoing preconstructionactivities (additional CIP) in Asia	82,314	35,697
	811,663	916,562

Investment in unconsolidated real estate entity	28,656	42,342
Investments in real estate, net	$6,424,578	$6,008,440

3.  Investments in real estate, net (continued)

Land held for future development represents real estate we plan to develop in the future but on which, as of each period presented, no construction or preconstruction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.  As of December 31, 2012, and December 31, 2011, we held land in North America supporting an aggregate of 4.7 million and 4.8 million rentable square feet of future ground-up development, respectively.  Additionally, as of December 31, 2012 and 2011, we held land undergoing preconstruction activities in North America totaling 2.9 million and 2.7 million rentable square feet, respectively.  Land undergoing preconstruction activities (consisting of Building Information Modeling [BIM or 3-D virtual modeling], design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) that are also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective client tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The largest project included in land undergoing preconstruction consists of our 1.6 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts.

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2012, are outlined in the table below (in thousands):

Year	Amount
2013	$466,826
2014	461,457
2015	430,860
2016	391,826
2017	337,602
Thereafter	1,551,205
$3,639,776

The values of acquired above and below market leases, net of related amortization as of December 31, 2012 and 2011, were as follows (in thousands):

	December 31,
	2012	2011
Value of acquired above and below market leases	$55,599	$55,599
Accumulated amortization	(40,878)	(37,678)
Value of acquired above and below market leases, net	$14,721	$17,921

3.  Investments in real estate, net (continued)

For the years ended December 31, 2012, 2011, and 2010, we recognized a net increase in rental income of approximately $3.2 million, $9.3 million, and $7.9 million, respectively, related to the amortization of acquired above and below market leases.  The weighted average amortization period of acquired above and below market leases was approximately 2.9 years as of December 31, 2012.  The estimated annual amortization of the value of acquired above and below market leases is as follows (in thousands):

Year	Amount
2013	$3,316
2014	$3,223
2015	$3,011
2016	$2,641
2017	$2,038
Thereafter	$492

The values of our other identified intangible assets (primarily acquired in-place leases, net of related amortization) are classified in other assets in the accompanying consolidated balance sheets.  As of December 31, 2012 and 2011, these amounts were as follows (in thousands):

	December 31,
	2012	2011
Value of acquired in-place leases	$45,225	$46,655
Accumulated amortization	(26,600)	(25,072)
Value of acquired in-place leases, net	$18,625	$21,583

Amortization for these intangible assets, classified in depreciation and amortization expense in the accompanying consolidated statements of income, was approximately $2.7 million, $3.4 million, and $3.2 million, for the years ended December 31, 2012, 2011, and 2010, respectively.  As of December 31, 2012, the estimated annual amortization expense for in-place leases is expected to be recognized over a weighted average period of approximately 9.4 years, and is as follows (in thousands):

Year	Amount
2013	$2,379
2014	$2,264
2015	$2,133
2016	$1,933
2017	$1,789
Thereafter	$8,127

3.  Investments in real estate, net (continued)

Real estate asset sales

During the year ended December 31, 2012, we sold six properties for aggregate proceeds of approximately $75.1 million, at a net gain of approximately $3.4 million.  Total sales include approximately $45.5 million of proceeds from non-income-producing assets sold to residential developers; we also completed an in-substance partial sale of our interest in a joint venture (see “Sale of Land Parcel”), and approximately $29.6 million of proceeds from income-producing assets sold to client tenants.  In connection with one of the sales, we received a secured note receivable for $6.1 million with a maturity date in 2018.

Impairment of real estate assets

During the three months ended September 30, 2012, we committed to sell 1124 Columbia Street, located in the Seattle market, a property with 203,817 rentable square feet, rather than to hold it on a long-term basis.  At the time of our commitment to dispose of this asset, 1124 Columbia Street was 97% occupied and generated approximately $6.2 million in annual operating income.  Upon our commitment to sell, we evaluated the recoverability of the carrying amount of this asset under a held for sale model.  Under our held for sale model, we wrote down the value of this asset to our estimate of fair value, based on the anticipated sales price less cost to sell.  The anticipated sales price was based on unobservable inputs, classified within level 3 of the fair value hierarchy.  As a result, we recognized an impairment charge of approximately $4.8 million during the three months ended September 30, 2012.  In December 2012, we entered into an agreement with a third party to sell 1124 Columbia Street at a price of $42.6 million, which was below our reduced carrying value as of September 30, 2012.  As a result, we recognized an additional impairment charge of $1.6 million in order to write down the carrying value to approximately $40.6 million, based on the revised anticipated sales price less cost to sell.  In January 2013, we completed the sale of this property at a value consistent with our estimated fair value as of December 31, 2012 and no gain or loss on the sale was recognized.

During the three months ended September 30, 2012, we committed to sell One Innovation Drive, 377 Plantation Street, and 381 Plantation Street, located in the suburban Greater Boston market, with an aggregate of 300,313 rentable square feet, rather than to hold them on a long-term basis.  At the time of our commitment to dispose of these assets, One Innovation Drive, 377 Plantation Street, and 381 Plantation Street were 92% occupied and generated approximately $6.6 million in annual operating income.  Upon our commitment to sell, we evaluated the recoverability of the carrying amounts of these assets under a held for sale model.  Under our held for sale model, we wrote down the value of these assets to our estimate of fair value, based on the anticipated sales price less cost to sell.  The anticipated sales price was based on unobservable inputs classified within level 3 of the fair value hierarchy.  As a result, we recognized an impairment charge of approximately $5.0 million in order to write down the carrying value to our revised estimated fair value of approximately $39.6 million, based on the anticipated sales price less cost to sell.

During the three months ended December 31, 2012, we committed to sell a land parcel with 50,000 developable square feet.  Prior to this determination, this land parcel was held for future development.  Upon our commitment to sell, we evaluated the recoverability of the carrying amount of this land parcel under a held for sale model.  Under our held for sale model, we wrote down the value of this asset to our estimate of fair value, based on the anticipated sales price less cost to sell for this asset.  The anticipated sales price was based in part on unobservable inputs, classified within level 3 of the fair value hierarchy, but was also based on observable inputs, classified within level 2 of the fair value hierarchy, that can be validated to observable external sources, such as pricing information about real estate properties for sale.  As a result, we recognized an impairment charge of approximately $2.1 million in order to write down the carrying value to our revised estimated fair value of approximately $2.0 million, based on the anticipated sales price less cost to sell.

3.  Investments in real estate, net (continued)

Sale of land parcel

In March 2012, we completed an in-substance partial sale of our interest in a joint venture that owned a land parcel supporting a future building with 414,000 rentable square feet in the Longwood Medical Area of the Greater Boston market to a newly formed joint venture (the “Restated JV”) with National Development and Charles River Realty Investors, and admitted as a 50% member Clarion Partners, LLC, resulting in a reduction of our ownership interest from 55% to 27.5%.  The transfer of one-half of our 55% ownership interest in this real estate venture to Clarion Partners, LLC, was accounted for as an in-substance partial sale of an interest in the underlying real estate.  In connection with the sale of one-half of our 55% ownership interest in the land parcel, we received a special distribution of approximately $22.3 million, which included the recognition of a $1.9 million gain on sale of land and approximately $5.4 million from our share of loan refinancing proceeds.  The land parcel we sold in March 2012 did not meet the criteria for classification as discontinued operations since the parcel did not have any significant operations prior to disposition.  Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the Securities and Exchange Commission (“SEC”), gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  Accordingly, we classified the $1.9 million gain on sale of land below income from discontinued operations, net, in the consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator for computation of earnings per share.  Our 27.5% share of the land was sold at approximately $31 million (including closing costs), or approximately $275 per rentable square foot.  Upon formation of the Restated JV, the existing $38.4 million secured note payable was refinanced with a seven-year (including two one-year extension options) non-recourse construction financing with aggregate commitments of $213 million, with initial loan proceeds of $50 million.  As of December 31, 2012, the outstanding balance on the secured note payable related to the construction financing was $61.0 million.  We do not expect our share of capital contributions through the completion of the project to exceed the approximate $22.3 million in net proceeds received in this transaction.  Construction of this $350 million project commenced in April 2012.  The initial occupancy date for this project is expected to be in the fourth quarter of 2014.  The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc.  In addition, Dana-Farber Cancer Institute, Inc. has an option to lease an additional two floors approximating 99,000 rentable square feet, or 24% of the total rentable square feet of the project.  In addition to our economic share of the joint venture, we also expect to earn development and other fees of approximately $3.5 million through 2015, and recurring annual property management fees thereafter, from this project.

We do not qualify as the primary beneficiary of the Restated JV since we do not have the power to direct the activities of the entity that most significantly impacts its economic performance.  The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partners for all major operating, investing, and financing decisions, as well as decisions involving major expenditures.  As of December 31, 2012, and December 31, 2011, our investment in the unconsolidated real estate entity of approximately $28.7 million and $42.3 million, respectively, was classified as an investment in real estate in the accompanying consolidated balance sheets.

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

Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement.  In August 2011, we completed the sale of a land parcel in San Diego for an aggregate sales price of approximately $17.3 million at a gain of approximately $46,000.  The buyer is expected to construct a building with approximately 249,000 rentable square feet, representing a sale price of approximately $70 per rentable square foot.  The land parcel we sold during the year ended December 31, 2011, did not meet the criteria for discontinued operations because the parcel did not have any significant operations prior to disposition.  Accordingly, for the year ended December 31, 2011, we classified the $46,000 gain on sale of the land parcel below income from discontinued operations, net, in the consolidated statements of income.

During the year ended December 31, 2010, we completed sales of land parcels in Mission Bay, San Francisco, for an aggregate sales price of approximately $278 million at a gain of approximately $59.4 million.  The land parcels we sold during the year ended December 31, 2010, did not meet the criteria for discontinued operations because the parcels did not have any significant operations prior to disposition.  Accordingly, for the year ended December 31, 2010, we classified the $59.4 million gain on sales of the land parcels below income from discontinued operations, net, in the consolidated statements of income.

4.   Deferred leasing and financing costs

The following table summarizes our deferred leasing and financing costs, net, as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred leasing costs	$250,071	$204,124
Accumulated amortization	(127,005)	(99,590)
Deferred leasing costs, net	123,066	104,534

Deferred financing costs	100,202	82,097
Accumulated amortization	(63,220)	(51,081)
Deferred financing costs, net	36,982	31,016
Deferred financing and leasing costs, net	$160,048	$135,550

5.  Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  Investments in “available for sale” securities with gross unrealized losses as of December 31, 2012, had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment.  We believe that these unrealized losses are temporary, and accordingly we have not recognized other-than-temporary impairment related to “available for sale” securities as of December 31, 2012.  As of December 31, 2012, and December 31, 2011, there were no unrealized losses in our investments in privately held entities.

The following table summarizes our investments as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Available-for-sale securities, cost basis	$1,236	$2,401
Gross unrealized gains	1,561	4,206
Gross unrealized losses	(88)	(372)
Available-for-sale securities, at fair value	2,709	6,235
Investments accounted for under cost method	112,333	89,510
Investments accounted for under equity method	6	32
Total investments	$115,048	$95,777

5.  Investments (continued)

The following table outlines our net investment income, which is classified in other income in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Equity in (loss) income related to equity method investments	$(26)	$–	$48
Gross realized gains	15,018	4,846	2,302
Gross realized losses	(2,611)	(1,795)	(303)
Net investment income	$12,381	$3,051	$2,047

Amount reclassified from accumulated other comprehensive income to realized gains, net	$3,351	$2,561	$1,415

6.  Secured and unsecured debt

The following table summarizes our secured and unsecured senior debt and their respective principal maturities, as of December 31, 2012 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (Years)
Secured notes payable (2)	$622,733	$93,411	$716,144	22.5%	5.65%	3.1
Unsecured senior notes payable (2)	549,805	–	549,805	17.3	4.61	9.2
Unsecured senior line of credit (3)	–	566,000	566,000	17.8	1.41	4.3
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	750,000	23.5	2.39	3.5
2017 Unsecured Senior Bank Term Loan (5)	300,000	300,000	600,000	18.9	4.05	4.1
Total debt	$2,222,538	$959,411	$3,181,949	100.0%	3.65%	4.7
Percentage of total debt	70%	30%	100%

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Represents amounts net of unamortized premiums/discounts.
(3)

Total commitments available for borrowing aggregate $1.5 billion under our unsecured senior line of credit. As of December 31, 2012, we had approximately $0.9 billion available for borrowings under our unsecured senior line of credit. Weighted average remaining term assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.

(4)	Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.
(5)	Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.

6.  Secured and unsecured debt (continued)

The following table summarizes fixed rate/hedged variable and unhedged variable rate debt and their respective principal maturities, as of December 31, 2012 (dollars in thousands):

Debt	Stated Rate	Effective Interest Rate (1)	Maturity Date		2013	2014	2015	2016	2017	Thereafter	Total
Secured notes payable
Suburban Washington, D.C.	6.36%	6.36%	9/1/13		$26,093	$–	$–	$–	$–	$–	$26,093
Greater Boston	5.26	5.59	4/1/14		3,839	208,683	–	–	–	–	212,522
Suburban Washington, D.C.	2.20	2.20	4/20/14		–	76,000	–	–	–	–	76,000
San Diego	6.05	4.88	7/1/14		131	6,458	–	–	–	–	6,589
San Diego	5.39	4.00	11/1/14		164	7,495	–	–	–	–	7,659
Seattle	6.00 (2)	6.00	11/18/14		240	240	–	–	–	–	480
Suburban Washington, D.C.	5.64	4.50	6/1/15		120	138	5,788	–	–	–	6,046
San Francisco Bay Area	LIBOR+1.50	1.74	7/1/15	(3)	–	–	16,931	–	–	–	16,931
Greater Boston, San Francisco Bay Area, and San Diego	5.73	5.73	1/1/16		1,617	1,713	1,816	75,501	–	–	80,647
Greater Boston, San Diego, and Greater NYC	5.82	5.82	4/1/16		878	931	988	29,389	–	–	32,186
San Francisco Bay Area	6.35	6.35	8/1/16		2,332	2,487	2,652	126,715	–	–	134,186
San Diego, Suburban Washington, D.C., and Seattle	7.75	7.75	4/1/20		1,345	1,453	1,570	1,696	1,832	108,469	116,365
San Francisco Bay Area	6.50	6.50	6/1/37		16	17	18	19	20	773	863
Average/Total	5.59%	5.65			36,775	305,615	29,763	233,320	1,852	109,242	716,567

$1.5 billion unsecured senior line of credit	LIBOR+1.20% (4)	1.41	4/30/17	(5)	–	–	–	–	566,000	–	566,000

2016 Unsecured Senior Bank Term Loan	LIBOR+1.75%	2.39	6/30/16	(6)	–	–	–	750,000	–	–	750,000
2017 Unsecured Senior Bank Term Loan	LIBOR+1.50%	4.05	1/31/17	(7)	–	–	–	–	600,000	–	600,000

Unsecured senior notes payable (8)	4.60%	4.61	4/1/22		–	250	–	–	–	550,000	550,250
Average/Subtotal		3.65			36,775	305,865	29,763	983,320	1,167,852	659,242	3,182,817
Unamortized discounts		–			(464)	(78)	(12)	(44)	(47)	(223)	(868)
Average/Total		3.65%			$36,311	$305,787	$29,751	$983,276	$1,167,805	$659,019	$3,181,949

Balloon payments					$25,757	$297,330	$22,659	$980,029	$1,166,000	$653,791	$3,145,566
Principal amortization					10,554	8,457	7,092	3,247	1,805	5,228	36,383
Total consolidated debt					$36,311	$305,787	$29,751	$983,276	$1,167,805	$659,019	$3,181,949

Fixed rate/hedged variable rate debt					$36,071	$229,547	$12,820	$983,276	$301,805	$659,019	$2,222,538
Unhedged variable rate debt					240	76,240	16,931	–	866,000	–	959,411
Total consolidated debt					$36,311	$305,787	$29,751	$983,276	$1,167,805	$659,019	$3,181,949

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Represents a loan assumed with the acquisition of a property. The interest rate is based upon 10-year U.S. treasury bills plus 3%, with a floor of 6% and a ceiling of 8.5%.
(3)	We have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.
(4)	In addition to the stated rate, we are subject to an annual facility fee of 0.25%.
(5)	Assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.
(6)	Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.
(7)	Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.
(8)	Includes $550 million of our 4.60% unsecured senior notes payable due in April 2022, and $250,000 of our 8.00% unsecured senior convertible notes payable with a maturity date of April 15, 2014.

6.  Secured and unsecured debt (continued)

Secured construction loan

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million.  We have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017.  The construction loan bears interest at the London Interbank Offered Rate (“LIBOR”) or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the federal funds rate in effect on the day of borrowing (“Base Rate”), plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings.  As of December 31, 2012, commitments of $38.1 million were available under this loan.

Repayments of secured notes payable

In December 2012, we repaid two secured notes payable with maturity dates in 2013 and aggregate balances of $15.5 million.  No prepayment penalty was required related to early retirement of these secured notes payable.  During the year ended December 31, 2012, we also made scheduled principal amortization repayments in the amount of $10.9 million.

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

The requirements of the key financial covenants under our unsecured senior notes payable as of December 31, 2012, are as follows:

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

6.  Secured and unsecured debt (continued)

Unsecured senior line of credit and unsecured senior bank term loans

In April 2012, we amended our $1.5 billion unsecured senior line of credit, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500 million, and reduce the interest rate for outstanding borrowings.  The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend the maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit and unsecured senior bank term loan agreements, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from the 2.40% in effect immediately prior to the modification.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25% based on the aggregate commitments outstanding.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

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

The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of December 31, 2012, are as follows:

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

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.  Additionally, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction which may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during anytime a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes.  As of December 31, 2012, we were in compliance with all such covenants.

6.  Secured and unsecured debt (continued)

Unsecured senior convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured senior convertible notes (dollars in thousands):

	8.00% Unsecured Senior Convertible Notes		3.70% Unsecured Senior Convertible Notes
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Principal amount	$250	$250	$–	$84,801
Unamortized discount	(9)	(15)	–	(77)
Net carrying amount of liability component	$241	$235	$–	$84,724

Carrying amount of equity component	$27	$27	$–	$8,080
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,146	6,087	N/A	N/A	(1)

Issuance date	April 2009		N/A
Stated interest rate	8.00%		N/A
Effective interest rate at December 31, 2012	11.00%		N/A
Conversion rate per $1,000 principal value of unsecured senior convertible notes, as adjusted, as of December 31, 2012	24.5836		N/A

(1)         Our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”) require that upon conversion, the entire principal amount be settled in cash, and any excess value above the principal amount, if applicable, be settled in shares of our common stock.  Based on the December 31, 2011, closing price of our common stock of $68.97, and the conversion price of our 3.70% Unsecured Senior Convertible Notes of $117.36 as of December 31, 2011, the if-converted value of the notes did not exceed the principal amount as of December 31, 2011, and accordingly, no shares of our common stock would have been issued if the notes had been settled on December 31, 2011.

	8.00% Unsecured Senior Convertible Notes			3.70% Unsecured Senior Convertible Notes
	Year Ended			Year Ended
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
Contractual interest	$20	$20	$8,806	$143	$6,013	$14,093
Amortization of discount on liability component	6	5	2,081	77	3,529	7,914
Total interest cost	$26	$25	$10,887	$220	$9,542	$22,007

During the year ended December 31, 2011, we repurchased, in privately negotiated transactions, approximately $217.1 million of certain of our 3.70% Unsecured Senior Convertible Notes for an aggregate cash price of approximately $221.4 million.  As a result of these repurchases, we recognized an aggregate loss on early extinguishment of debt of approximately $5.2 million for the year ended December 31, 2011.  In January 2012, we repurchased approximately $83.8 million in principal amount of our 3.70% Unsecured Senior Convertible Notes at par, pursuant to options exercised by holders thereof under the indenture governing the notes.  In April 2012, we repurchased the remaining outstanding $1.0 million in principal amount of the notes.  We did not recognize a gain or loss as a result of either repurchase during the year ended December 31, 2012.

6.  Secured and unsecured debt (continued)

The following table outlines our interest expense for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gross interest	$131,935	$124,499	$142,477
Capitalized interest	(62,751)	(61,056)	(72,835)
Interest expense (1)	$69,184	$63,443	$69,642

(1)         Includes interest expense related to and classified in income from discontinued operations in the accompanying consolidated statements of income.

7.  Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Accounts payable and accrued expenses	$105,520	$86,419
Accrued construction	83,104	37,016
Acquired above and below market leases, net	14,721	17,921
Conditional asset retirement obligations	9,240	10,215
Deferred rent liability	34,414	30,493
Interest rate swap liabilities	20,661	32,980
Prepaid rent and tenant security deposits	143,878	103,486
Other liabilities	12,170	6,863
Total	$423,708	$325,393

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

8.  Interest rate swap agreements

During the years ended December 31, 2012 and 2011, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the years ended December 31, 2012 and 2011, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair values of our interest rate swap agreements that are designated and that qualify as cash flow hedges is classified in accumulated other comprehensive loss.

The following table reflects the effective portion of the unrealized loss recognized in other comprehensive loss for our interest rate swaps related to the change in fair value for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Unrealized loss recognized in other comprehensive loss related to the effective portion of changes in the fair value of our interest rate swap agreements	$(9,990)	$(9,630)

Losses are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $15.1 million accumulated other comprehensive loss to interest expense as an increase to interest expense.  The following table indicates the classification in the consolidated statements of income and the effective portion of the loss reclassified from accumulated other comprehensive income into earnings for our cash flow hedge contracts for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Loss reclassified from other comprehensive loss to earnings as an increase to interest expense (effective portion)	$22,309	$21,457	$30,629

As of December 31, 2012 and 2011, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $20.7 million and $33.0 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Under our interest rate swap agreements, we have no collateral posting requirements.  We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of December 31, 2012 (in thousands):

			Interest Pay	Fair Value as of	Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Rate (1)	December 31, 2012 (2)	December 31, 2012	December 31, 2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(2,991)	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2013	4.642%	(1,672)	50,000	–
October 2007	July 1, 2008	March 31, 2013	4.622%	(264)	25,000	–
October 2007	July 1, 2008	March 31, 2013	4.625%	(264)	25,000	–
December 2006	November 30, 2009	March 31, 2014	5.015%	(4,510)	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023%	(4,518)	75,000	75,000
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,057)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(1,057)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(533)	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(533)	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,632)	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,630)	–	250,000
Total				$(20,661)	$1,050,000	$700,000

(1)   In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.75%.

(2)   Including accrued interest and credit valuation adjustment.

9.  Fair value of financial instruments

Recurring fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: (1) quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2012 and 2011.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2012 and 2011 (in thousands):

		December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Available-for-sale securities	$2,709	$2,709	$–	$–

Liabilities:
Interest rate swap agreements	$20,661	$–	$20,661	$–

		December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Available-for-sale securities	$6,235	$6,235	$–	$–

Liabilities:
Interest rate swap agreements	$32,980	$–	$32,980	$–

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our available-for-sale securities and our interest rate swap agreements, respectively, have been recognized at fair value.  The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, unsecured senior bank term loans, and unsecured senior convertible notes were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

9.  Fair value of financial instruments (continued)

As of December 31, 2012 and 2011, the book and fair values of our marketable securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Marketable securities	$2,709	$2,709	$6,235	$6,235
Interest rate swap agreements	$(20,661)	$(20,661)	$(32,980)	$(32,980)
Secured notes payable	$(716,144)	$(788,455)	$(724,305)	$(810,128)
Unsecured senior notes payable	$(549,805)	$(593,350)	$(84,959)	$(85,221)
Unsecured senior line of credit	$(566,000)	$(567,196)	$(370,000)	$(378,783)
Unsecured senior bank term loans	$(1,350,000)	$(1,405,124)	$(1,600,000)	$(1,603,917)

Fair value measurements for other than on a recurring basis

See discussions at Note 3, Investments in Real Estate, Net - Impairment of Real Estate Assets.

10.  Earnings per share

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”), are dilutive or antidilutive to earnings per share.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and earnings per share required by the SEC and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the consolidated statements of income and included in the numerator for the computation of earnings per share for income from continuing operations.

The land parcel we sold in March 2012 did not meet the criteria for classification as discontinued operations because the land parcel did not have significant operations prior to disposition.  Accordingly, for the years ended December 31, 2012, 2011, and 2010, we classified approximately $1.9 million, $46,000, and $59.4 million, respectively, as gain on sale of land parcel below income from discontinued operations, net, in the accompanying consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator for computation of earnings per share.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share using the two-class method.  Our series D convertible preferred stock (“Series D Convertible Preferred Stock”) and our 8.00% Unsecured Senior Convertible Notes are not participating securities, and are not included in the computation of earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method.

10.  Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Income from continuing operations	$101,446	$124,581	$67,083
Gain on sale of land parcel	1,864	46	59,442
Net income attributable to noncontrolling interests	(3,402)	(3,975)	(3,729)
Dividends on preferred stock	(27,328)	(28,357)	(28,357)
Preferred stock redemption charge	(5,978)	–	–
Net income attributable to unvested restricted stock awards	(1,190)	(1,088)	(995)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	65,412	91,207	93,444
Income from discontinued operations
Income from discontinued operations before impairment of real estate	13,618	11,760	12,497
Impairment of real estate	(11,400)	(994)	–
Income from discontinued operations, net	2,218	10,766	12,497
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$67,630	$101,973	$105,941

Weighted average shares of common stock outstanding – basic	62,159,913	59,066,812	48,375,474
Dilutive effect of stock options	331	10,798	29,566
Weighted average shares of common stock outstanding – diluted	62,160,244	59,077,610	48,405,040

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$1.05	$1.55	$1.93
Discontinued operations, net	0.04	0.18	0.26
Earnings per share – basic and diluted	$1.09	$1.73	$2.19

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the years ended December 31, 2012, 2011, and 2010, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the years ended December 31, 2012, 2011, and 2010, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares for the year ending December 31, 2011, would have included additional shares related to our 3.70% Unsecured Senior Convertible Notes if the average market price of our common stock had been higher than the conversion price ($117.36 as of December 31, 2011).  For the year ended December 31, 2011, the weighted average shares of common stock related to our 3.70% Unsecured Senior Convertible Notes have been excluded from diluted weighted average shares of common stock because the average market price of our common stock was lower than the conversion price and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during the period.  None of our 3.70% Unsecured Senior Convertible Notes were outstanding as of December 31, 2012.

11.  Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$101,446	$124,581	$67,083
Gain on sale of land parcel	1,864	46	59,442
Less: net income attributable to noncontrolling interests	(3,402)	(3,975)	(3,729)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	$99,908	$120,652	$122,796

Income from discontinued operations
Income from discontinued operations before impairment of real estate	$13,618	$11,760	$12,497
Impairment of real estate	(11,400)	(994)	–
Income from discontinued operations, net	2,218	10,766	12,497
Less: net income from discontinued operations attributable to noncontrolling interests	–	–	–
Net income attributable to Alexandria Real Estate Equities, Inc.	$102,126	$131,418	$135,293

12. Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes 100% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We have distributed 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the U.S., Canada, India, China, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2008 through 2011.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of December 31, 2012, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period during which the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any material tax-related interest expense or penalties for the years ended December 31, 2012, 2011, or 2010.

12. Income taxes (continued)

The following reconciles GAAP net income to taxable income as filed with the Internal Revenue Service (the “IRS”) for the years ended December 31, 2011 and 2010 (in thousands and unaudited):

	Year ended December 31,
	2011	2010
Net income	$135,393	$139,022
Net income attributable to noncontrolling interests	(3,975)	(3,729)
Book/tax differences:
Rental revenue recognition	(5,886)	(15,740)
Depreciation and amortization	(3,705)	(1,410)
Gains/losses from capital transactions	283	(4,782)
Stock-based compensation	8,249	6,179
Interest expense	(2,299)	3,659
Sales of property	(24)	(39,444)
Other	4,124	(616)
Taxable income, before dividend deduction	132,160	83,139
Dividend deduction necessary to eliminate taxable income (1)	(132,160)	(83,139)
Estimated income subject to federal income tax	$–	$–

(1)           Total distributions paid were approximately $135.2 million and $96.2 million for the years ended December 31, 2011 and 2010, respectively.

We distributed all of our REIT taxable income in 2011 and 2010, and as a result, did not incur federal income tax in those years on such income.  For the year ended December 31, 2012, we expect our distributions to exceed our REIT taxable income, and as a result, do not expect to incur federal income tax on such income.  We expect to finalize our 2012 REIT taxable income in connection with our 2012 federal income tax return, which will be prepared and filed with the IRS in 2013.

The income tax treatment of distributions and dividends declared on our common stock, our series C preferred stock (“Series C Preferred Stock”), our Series D Convertible Preferred Stock, and our Series E Preferred Stock for the years ended December 31, 2012, 2011, and 2010 was as follows (unaudited):

	Common Stock			Series C Preferred Stock			Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012
Ordinary income	85.0%	95.7%	77.2%	89.1%	98.6%	100.0%	89.1%	98.6%	100.0%	89.1%
Return of capital	4.6	3.0	22.8	–	–	–	–	–	–	–
Capital gains	10.4	1.3	–	10.9	1.4	–	10.9	1.4	–	10.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$2.09	$1.86	$1.50	$0.5234375	$2.09375	$2.09375	$1.75	$1.75	$1.75	$1.343750

Our tax return for 2012 is due on or before September 15, 2013, assuming we file for an extension of the due date.  The taxability information presented for our dividends paid in 2012 is based upon management’s estimate.  Our tax returns for previous tax years have not been examined by the IRS.  Consequently, the taxability of distributions and dividends is subject to change.

13. Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code.  In addition to employee contributions, we have elected to provide company discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $1.4 million, $1.3 million, and $1.4 million, respectively, for the years ended December 31, 2012, 2011, and 2010.  Employees who participate in the plan are immediately vested in their contributions and in the contributions made by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage.  We have not experienced any losses to date on our invested cash.

In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of December 31, 2012, the largest aggregate notional amount of interest rate swap agreements in effect at any single point in time with an individual counterparty was $375.0 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

We are dependent on rental income from relatively few client tenants in the life science industry.  The inability of any single client tenant to make its lease payments could adversely affect our operations.  As of December 31, 2012, we had 494 leases with a total of 396 client tenants, and 74 of our 178 properties were each leased to a single client tenant.  As of December 31, 2012, our three largest client tenants accounted for approximately 14.7% of our aggregate annualized base rent, or 6.9%, 4.2%, and 3.6%, respectively.  As of December 31, 2011, we had 474 leases with a total of 388 client tenants, and 69, or 40% of our 173 properties, were each leased to a single client tenant.  As of December 31, 2011, our three largest client tenants accounted for approximately 13.6% of our aggregate annualized base rent, or 6.4%, 3.6%, and 3.6%, respectively.

Commitments

As of December 31, 2012, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $239.4 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $55.5 million for certain investments over the next six years.

A 100% owned subsidiary of the Company previously executed a ground lease, as ground lessee, for certain property in New York City.  The West Tower of the Alexandria Center™ for Life Science – New York City will be constructed on such ground leased property.  In November 2012, we commenced vertical construction of the West Tower of the Alexandria Center™ for Life Science – New York City.  The ground lease provides further that substantial completion of the West Tower of the Alexandria Center™ for Life Science – New York City occur by October 31, 2015, requiring satisfying conditions that include substantially completed construction in accordance with the plans and the issuance of either temporary or permanent certificates of occupancy for the core and shell.  The ground lease also provides that by October 31, 2016, the ground lessee obtain a temporary or permanent certificate of occupancy for the core and shell of both the East Tower of the Alexandria Center™ for Life Science – New York City (which has occurred) and the West Tower of the Alexandria Center™ for Life Science – New York City.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between both parties under the ground lease.  Lastly, if the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

13. Commitments and contingencies (continued)

Rental expense

Our rental expense attributable to continuing operations for the years ended December 31, 2012, 2011, and 2010, was approximately $10.6 million, $10.2 million, and $8.8 million, respectively.  These rental expense amounts include certain operating leases for our headquarters and field offices, and ground leases for 25 of our properties and four land development parcels.  Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options.  Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2012, were as follows (in thousands):

Year	Office Leases	Ground Leases	Total
2013	$804	$10,950	$11,754
2014	841	9,749	10,590
2015	886	9,604	10,490
2016	924	10,274	11,198
2017	969	10,341	11,310
Thereafter	1,911	611,984	613,895
	$6,335	$662,902	$669,237

Our operating lease obligations related to our office leases have remaining terms of approximately seven years, exclusive of extension options.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $8.4 million at December 31, 2012, our lease obligations have remaining terms ranging from 41 to 196 years, including extension options.

14.  Stockholders’ equity

Issuance of common stock

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  During the year ended December 31, 2012, we sold an aggregate of 1,366,977 shares of common stock for gross proceeds of approximately $100.0 million at an average stock price of $73.15 and net proceeds of approximately $97.9 million, including commissions and other expenses of approximately $2.1 million.  Net proceeds from the sales were used to pay down the outstanding balance on our senior unsecured senior line of credit or other borrowings, and for general corporate purposes.  As of December 31, 2012, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

In May 2011, we sold 6,250,651 shares of our common stock in a follow-on offering (including 750,651 shares issued upon partial exercise of the underwriters’ over-allotment option).  The shares were issued at a price of $75.50 per share, resulting in aggregate proceeds of approximately $451.5 million (after deducting underwriters’ discounts and other offering costs).  This offering was used to fund the acquisition of 409 and 499 Illinois Street and to fund construction activities, among other uses.  We acquired 409 and 499 Illinois Street, a newly and partially completed 453,256 rentable square foot life science laboratory development project located on a highly desirable waterfront location in Mission Bay, San Francisco Bay Area market, for approximately $293 million.  The property at 409 Illinois Street is a 241,659 rentable square foot tower that is 97% leased to a life science company through November 2023.  The property at 499 Illinois Street is a vacant 211,597 rentable square foot tower in shell condition for which we plan to complete the development.

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

6.45% series E preferred stock offering

In March 2012, we completed a public offering of 5,200,000 shares of our 6.45% series E cumulative redeemable preferred stock (“Series E Preferred Stock”).  The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs).  The proceeds were initially used to reduce the outstanding borrowings under our unsecured senior line of credit.  We then borrowed funds under our unsecured senior line of credit to redeem our Series C Preferred Stock in April 2012.  The dividends on our Series E Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of 6.45%, or $1.6125 per share.  Our Series E Preferred Stock has no stated maturity date, is not subject to any sinking fund or mandatory redemption provisions, and is not redeemable before March 15, 2017, except to preserve our status as a REIT.  On and after March 15, 2017, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends on the Series E Preferred Stock up to, but excluding, the redemption date.  In addition, upon the occurrence of a change of control, we may, at our option, redeem the Series E Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the date of redemption.  Investors in our Series E Preferred Stock generally have no voting rights.

8.375% series C preferred stock redemption

In April 2012, we redeemed all 5,185,500 outstanding shares of our Series C Preferred Stock at a price equal to $25.00 per share, or approximately $129.6 million in aggregate, and paid $0.5234375 per share, representing accumulated and unpaid dividends to the redemption date on such shares.  We announced the redemption and recognized a preferred stock redemption charge of approximately $6.0 million to net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in March 2012, related to the write-off of original issuance costs of the Series C Preferred Stock.

7.00% series D convertible preferred stock

In March and April 2008, we completed a public offering of 10,000,000 shares of Series D Convertible Preferred Stock.  The shares were issued at a price of $25.00 per share, resulting in aggregate proceeds of approximately $242 million (after deducting underwriters’ discounts and other offering costs).  The proceeds from this offering were used to pay down outstanding borrowings on our unsecured senior line of credit.  The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance.  We pay dividends quarterly in arrears at an annual rate of $1.75 per share.  Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions.  We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT.  Investors in our Series D Convertible Preferred Stock generally have no voting rights.  On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock.  The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.  As of December 31, 2012, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

14.  Stockholders’ equity (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following, as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Unrealized gain on marketable securities	$1,473	$3,834
Unrealized loss on interest rate swap agreements	(20,661)	(32,980)
Unrealized loss on foreign currency translation	(5,645)	(5,365)
Total	$(24,833)	$(34,511)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 15,200,000 shares were issued and outstanding as of December 31, 2012.  In addition, 200,000,000 shares of “excess stock” (as defined) are authorized, none of which were issued and outstanding as of December 31, 2012.

15.  Share-based compensation

Stock plan

We have a stock option and incentive plan for the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company by providing employees the opportunity to acquire common stock pursuant to (1) options to purchase common stock and (2) share awards.  In May 2010, we amended and restated our stock option and incentive plan to increase the number of shares reserved for the grant of awards, implement a fungible reserve, and extend the term of the stock plan until May 2020, among other amendments.  As of December 31, 2012, a total of 1,706,142 shares were reserved for the granting of future options and share awards under the stock plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire 10 years after the date of grant.  We have not granted any stock options since 2002.  No options were outstanding or exercisable as of December 31, 2012.

A summary of the stock option activity under our stock plan and related information for the years ended December 31, 2012, 2011, and 2010 follows:

	Year Ended December 31,
	2012		2011		2010
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,600	$42.94	51,950	$43.82	118,325	$43.55
Granted	–	–	–	–	–	–
Exercised	(3,600)	42.94	(48,350)	43.88	(66,375)	43.34
Forfeited	–	–	–	–	–	–
Outstanding at end of year	–	$–	3,600	$42.94	51,950	$43.82
Exercisable at end of year	–	$–	3,600	$42.94	51,950	$43.82

15.  Share-based compensation (continued)

In addition, the stock plan permits us to issue share awards to our employees and non-employee directors.  A share award is an award of common stock that (1) may be fully vested upon issuance or (2) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code.  Shares issued generally vest over a three-year period from the date of issuance, and the sale of the shares is restricted prior to the date of vesting.  The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period.

As of December 31, 2012 and 2011, there were 561,068 and 550,763 shares, respectively, of nonvested awards outstanding.  During 2012, we granted 310,240 shares of common stock, 297,669 share awards vested, and 2,266 shares were forfeited.  During 2011, we granted 333,479 shares of common stock, 269,076 share awards vested, and 2,650 shares were forfeited.  During 2010, we granted 308,528 shares of common stock, 271,450 share awards vested, and 3,250 shares were forfeited.  The weighted average grant-date fair value of share awards granted during 2012 was approximately $72.85 per share, and the total fair value of share awards vested, based on the market price on the vesting date, was approximately $21.3 million.  As of December 31, 2012, there was $34.0 million of unrecognized compensation related to nonvested share awards under the stock plan, which is expected to be recognized over the next three years and has a weighted average period of approximately 12 months.  Capitalized stock compensation was approximately $7.8 million, $8.5 million, and $8.4 million during the years ended December 31, 2012, 2011, and 2010, respectively, and is classified as a reduction of general and administrative expense in the accompanying consolidated statements of income.

16.  Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned 10 properties and two development parcels as of December 31, 2012, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of December 31, 2012 and 2011, our redeemable noncontrolling interest balances were approximately $14.6 million and $16.0 million, respectively.  Our remaining noncontrolling interests, aggregating approximately $46.6 million and $42.6 million as of December 31, 2012, and December 31, 2011, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

17.  Discontinued operations

The following is a summary of net assets of discontinued operations as of December 31, 2012 and 2011, and income from discontinued operations, net, for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	December 31,
	2012	2011
Properties “held for sale,” net	$76,440	$88,408
Other assets	4,546	4,176
Total assets	80,986	92,584

Total liabilities	(3,233)	(3,532)
Net assets of discontinued operations	$77,753	$89,052

	Year Ended December 31,
	2012	2011	2010
Total revenues	$24,706	$26,298	$27,476
Operating expenses	(9,496)	(9,534)	(9,437)
Revenues less operating expenses	15,210	16,764	18,039
Interest expense	–	(65)	(133)
Depreciation expense	(3,156)	(4,939)	(5,433)
Gain on sale of real estate	1,564	–	24
Income from discontinued operations before impairment of real estate	13,618	11,760	12,497
Impairment of real estate	(11,400)	(994)	–
Income from discontinued operations, net	$2,218	$10,766	$12,497

Income from discontinued operations, net, for the year ended December 31, 2012, includes the results of operations of four operating properties that were classified as “held for sale” as of December 31, 2012, and the results of operations of six properties sold during the year ended December 31, 2012.  Income from discontinued operations, net, for the year ended December 31, 2011, includes the results of operations of four operating properties that were classified as “held for sale” as of December 31, 2012, the results of six properties sold during the year ended December 31, 2012, and the results of operations of one property sold during the year ended December 31, 2011.  For additional discussion regarding real estate asset sales, see discussion at Note 3, Investments in Real Estate, Net.

18.  Non-cash transactions

During the year ended December 31, 2012, our non-cash transactions included the receipt of a secured note receivable of approximately $6.1 million in connection with the sale of two properties in July 2012 for approximately $19.8 million.

19.  Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2012 and 2011 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2012
Revenues (1)	$138,432	$148,016	$145,455	$154,170
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,368	$17,616	$10,646	$21,000

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (2)	$0.30	$0.29	$0.17	$0.33

	Quarter
	First	Second	Third	Fourth
2011
Revenues (1)	$133,496	$137,426	$138,054	$139,249
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,365	$25,986	$24,662	$26,960

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (2)	$0.44	$0.44	$0.40	$0.44

(1)        All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Qs to reclassify amounts related to discontinued operations.  See Note 17, Discontinued Operations.

(2)        Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the change in the number of common shares outstanding.

20.   Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly 100% owned subsidiary of the Issuer.  The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP.  The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2012 and 2011, and the condensed consolidating statements of income, comprehensive income, and cash flows for the years ended December 31, 2012, 2011, and 2010, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc. on a consolidated basis, and consolidated amounts.  In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries and (iii) the Combined Non-Guarantor Subsidiaries interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP.  All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”  All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

Condensed Consolidating Balance Sheet

as of December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$38,616	$–	$6,385,962	$–	$6,424,578
Cash and cash equivalents	98,567	1,914	40,490	–	140,971
Restricted cash	52	–	39,895	–	39,947
Tenant receivables	1	–	8,448	–	8,449
Deferred rent	1,876	–	168,520	–	170,396
Deferred leasing and financing costs, net	31,373	–	128,675	–	160,048
Investments	–	12,591	102,457	–	115,048
Investments in and advances to affiliates	5,833,368	5,358,882	110,101	(11,302,351)	–
Intercompany note receivable	3,021	–	–	(3,021)	–
Other assets	17,613	–	73,066	–	90,679
Total assets	$6,024,487	$5,373,387	$7,057,614	$(11,305,372)	$7,150,116

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$716,144	$–	$716,144
Unsecured senior notes payable	549,805	–	–	–	549,805
Unsecured senior line of credit	566,000	–	–	–	566,000
Unsecured senior bank term loans	1,350,000	–	–	–	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	75,728	–	347,980	–	423,708
Dividends payable	41,103	–	298	–	41,401
Intercompany notes payable	–	–	3,021	(3,021)	–
Total liabilities	2,582,636	–	1,067,443	(3,021)	3,647,058
Redeemable noncontrolling interests	–	–	14,564	–	14,564
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,441,851	5,373,387	5,928,964	(11,302,351)	3,441,851
Noncontrolling interests	–	–	46,643	–	46,643
Total equity	3,441,851	5,373,387	5,975,607	(11,302,351)	3,488,494
Total liabilities, noncontrolling interests, and equity	$6,024,487	$5,373,387	$7,057,614	$(11,305,372)	$7,150,116

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet

as of December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$46,795	$–	$5,961,645	$–	$6,008,440
Cash and cash equivalents	10,608	–	67,931	–	78,539
Restricted cash	40	–	23,292	–	23,332
Tenant receivables	12	–	7,468	–	7,480
Deferred rent	1,615	–	140,482	–	142,097
Deferred leasing and financing costs, net	25,364	–	110,186	–	135,550
Investments	–	13,385	82,392	–	95,777
Investments in and advances to affiliates	5,443,778	5,020,525	105,284	(10,569,587)	–
Intercompany note receivable	2,195	–	–	(2,195)	–
Other assets	18,643	–	64,271	–	82,914
Total assets	$5,549,050	$5,033,910	$6,562,951	$(10,571,782)	$6,574,129

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$724,305	$–	$724,305
Unsecured senior notes payable	84,959	–	–	–	84,959
Unsecured senior line of credit	370,000	–	–	–	370,000
Unsecured senior bank term loans	1,600,000	–	–	–	1,600,000
Accounts payable, accrued expenses, and tenant security deposits	83,488	–	241,905	–	325,393
Dividends payable	36,302	–	277	–	36,579
Intercompany notes payable	–	–	2,195	(2,195)	–
Total liabilities	2,174,749	–	968,682	(2,195)	3,141,236
Redeemable noncontrolling interests	–	–	16,034	–	16,034
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,374,301	5,033,910	5,535,677	(10,569,587)	3,374,301
Noncontrolling interests	–	–	42,558	–	42,558
Total equity	3,374,301	5,033,910	5,578,235	(10,569,587)	3,416,859
Total liabilities, noncontrolling interests, and equity	$5,549,050	$5,033,910	$6,562,951	$(10,571,782)	$6,574,129

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$432,452	$–	$432,452
Tenant recoveries	–	–	135,186	–	135,186
Other income	6,890	1,292	23,306	(13,053)	18,435
Total revenues	6,890	1,292	590,944	(13,053)	586,073

Expenses:
Rental operations	–	–	174,523	–	174,523
General and administrative	44,309	3	16,536	(13,053)	47,795
Interest	46,673	–	22,511	–	69,184
Depreciation and amortization	5,383	–	183,467	–	188,850
Impairment of land parcel	–	–	2,050	–	2,050
Loss on early extinguishment of debt	2,225	–	–	–	2,225
Total expenses	98,590	3	399,087	(13,053)	484,627
(Loss) income from continuing operations before equity in earnings of affiliates	(91,700)	1,289	191,857	–	101,446

Equity in earnings of affiliates	194,566	183,139	3,638	(381,343)	–
Income from continuing operations	102,866	184,428	195,495	(381,343)	101,446

(Loss) income from discontinued operations
Income from discontinued operations before impairment of real estate	5,660	–	7,958	–	13,618
Impairment of real estate	(6,400)	–	(5,000)	–	(11,400)
(Loss) income from discontinued operations, net	(740)	–	2,958	–	2,218

Gain on sale of land parcel	–	–	1,864	–	1,864
Net income	102,126	184,428	200,317	(381,343)	105,528

Net income attributable to noncontrolling interests	–	–	3,402	–	3,402
Dividends on preferred stock	27,328	–	–	–	27,328
Preferred stock redemption charge	5,978	–	–	–	5,978
Net income attributable to unvested restricted stock awards	1,190	–	–	–	1,190
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$67,630	$184,428	$196,915	$(381,343)	$67,630

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$414,164	$–	$414,164
Tenant recoveries	–	–	128,299	–	128,299
Other income	8,356	(452)	10,678	(12,820)	5,762
Total revenues	8,356	(452)	553,141	(12,820)	548,225

Expenses:
Rental operations	–	–	159,567	–	159,567
General and administrative	36,263	17	17,667	(12,820)	41,127
Interest	38,582	–	24,796	–	63,378
Depreciation and amortization	3,256	–	149,831	–	153,087
Loss on early extinguishment of debt	6,485	–	–	–	6,485
Total expenses	84,586	17	351,861	(12,820)	423,644
(Loss) income from continuing operations before equity in earnings of affiliates	(76,230)	(469)	201,280	–	124,581

Equity in earnings of affiliates	202,829	192,143	3,793	(398,765)	–
Income from continuing operations	126,599	191,674	205,073	(398,765)	124,581

Income from discontinued operations
Income from discontinued operations before impairment of real estate	4,819	–	6,941	–	11,760
Impairment of real estate	–	–	(994)	–	(994)
Income from discontinued operations, net	4,819	–	5,947	–	10,766

Gain on sale of land parcel	–	–	46	–	46
Net income	131,418	191,674	211,066	(398,765)	135,393

Net income attributable to noncontrolling interests	–	–	3,975	–	3,975
Dividends on preferred stock	28,357	–	–	–	28,357
Net income attributable to unvested restricted stock awards	1,088	–	–	–	1,088
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$191,674	$207,091	$(398,765)	$101,973

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Year Ended December 31, 2010
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$350,079	$–	$350,079
Tenant recoveries	–	–	105,423	–	105,423
Other income	7,884	930	8,395	(12,090)	5,119
Total revenues	7,884	930	463,897	(12,090)	460,621

Expenses:
Rental operations	–	–	123,309	–	123,309
General and administrative	32,087	11	14,337	(12,090)	34,345
Interest	42,991	–	26,518	–	69,509
Depreciation and amortization	3,964	–	117,243	–	121,207
Loss on early extinguishment of debt	45,168	–	–	–	45,168
Total expenses	124,210	11	281,407	(12,090)	393,538
(Loss) income from continuing operations before equity in earnings of affiliates	(116,326)	919	182,490	–	67,083

Equity in earnings of affiliates	246,710	236,472	4,686	(487,868)	–
Income from continuing operations	130,384	237,391	187,176	(487,868)	67,083

Income from discontinued operations, net	4,909	–	7,588	–	12,497

Gain on sale of land parcel	–	–	59,442	–	59,442
Net income	135,293	237,391	254,206	(487,868)	139,022

Net income attributable to noncontrolling interests	–	–	3,729	–	3,729
Dividends on preferred stock	28,357	–	–	–	28,357
Net income attributable to unvested restricted stock awards	995	–	–	–	995
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$105,941	$237,391	$250,477	$(487,868)	$105,941

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$102,126	$184,428	$200,317	$(381,343)	$105,528
Other comprehensive income
Unrealized gains (losses) on marketable securities
Unrealized holding (losses) gains arising during the period	–	(319)	1,309	–	990
Reclassification adjustment for losses (gains) included in net income	–	155	(3,506)	–	(3,351)
Unrealized gains (losses) on marketable securities, net	–	(164)	(2,197)	–	(2,361)
Unrealized gains on interest rate swaps
Unrealized interest rate swap losses arising during the period	(9,990)	–	–	–	(9,990)
Reclassification adjustment for amortization of interest expense included in net income	22,309	–	–	–	22,309
Unrealized gains on interest rate swaps, net	12,319	–	–	–	12,319
Foreign currency translation gains	–	–	(318)	–	(318)
Total other comprehensive income	12,319	(164)	(2,515)	–	9,640
Comprehensive income	114,445	184,264	197,802	(381,343)	115,168
Comprehensive income attributable to noncontrolling interests	–	–	(3,364)	–	(3,364)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$114,445	$184,264	$194,438	$(381,343)	$111,804

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$131,418	$194,608	$214,001	$(404,634)	$135,393
Other comprehensive income
Unrealized gains (losses) on marketable securities
Unrealized holding gains arising during the period	–	148	90	–	238
Reclassification adjustment for losses (gains) included in net income	–	28	(2,589)	–	(2,561)
Unrealized gains (losses) on marketable securities, net	–	176	(2,499)	–	(2,323)
Unrealized gains on interest rate swaps
Unrealized interest rate swap losses arising during the period	(9,630)	–	–	–	(9,630)
Reclassification adjustment for amortization of interest expense included in net income	21,457	–	–	–	21,457
Unrealized gains on interest rate swaps, net	11,827	–	–	–	11,827
Foreign currency translation gains	–	–	(25,605)	–	(25,605)
Total other comprehensive income	11,827	176	(28,104)	–	(16,101)
Comprehensive income	143,245	194,784	185,897	(404,634)	119,292
Comprehensive income attributable to noncontrolling interests	–	–	(4,050)	–	(4,050)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$143,245	$194,784	$181,847	$(404,634)	$115,242

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Year Ended December 31, 2010
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$135,293	$237,751	$254,567	$(488,589)	$139,022
Other comprehensive income
Unrealized gains (losses) on marketable securities
Unrealized holding (losses) gains arising during the period	–	(247)	539	–	292
Reclassification adjustment for losses (gains) included in net income	–	580	(1,995)	–	(1,415)
Unrealized gains (losses) on marketable securities, net	–	333	(1,456)	–	(1,123)
Unrealized gains on interest rate swaps
Unrealized interest rate swap losses arising during the period	(25,313)	–	–	–	(25,313)
Reclassification adjustment for amortization of interest expense included in net income	30,629	–	–	–	30,629
Unrealized gains on interest rate swaps, net	5,316	–	–	–	5,316
Foreign currency translation gains	–	–	11,306	–	11,306
Total other comprehensive income	5,316	333	9,850	–	15,499
Comprehensive income	140,609	238,084	264,417	(488,589)	154,521
Comprehensive income attributable to noncontrolling interests	–	–	(3,833)	–	(3,833)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$140,609	$238,084	$260,584	$(488,589)	$150,688

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows

for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$102,126	$184,428	$200,317	$(381,343)	$105,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,490	–	185,515	–	192,005
Loss on early extinguishment of debt	2,225	–	–	–	2,225
Gain on sale of land parcel	–	–	(1,864)	–	(1,864)
Gain on sale of real estate	–	–	(1,564)	–	(1,564)
Impairment of real estate	6,400	–	5,000	–	11,400
Impairment of land parcel	–	–	2,050	–	2,050
Amortization of loan fees and costs	9,204	–	628	–	9,832
Amortization of debt premiums/discounts	114	–	397	–	511
Amortization of acquired above and below market leases	–	–	(3,200)	–	(3,200)
Deferred rent	(224)	–	(28,232)	–	(28,456)
Stock compensation expense	14,160	–	–	–	14,160
Equity in income related to investments	–	26	–	–	26
Equity in income related to subsidiaries	(194,566)	(183,139)	(3,638)	381,343	–
Gain on sales of investments	–	(1,510)	(13,508)	–	(15,018)
Loss on sales of investments	–	195	2,416	–	2,611
Changes in operating assets and liabilities:
Restricted cash	(12)	–	(249)	–	(261)
Tenant receivables	11	–	(992)	–	(981)
Deferred leasing costs	(305)	–	(44,794)	–	(45,099)
Other assets	1,329	–	(5,398)	–	(4,069)
Intercompany receivables and payables	(826)	–	826	–	–
Accounts payable, accrued expenses, and tenant security deposits	6,172	–	59,525	–	65,697
Net cash (used in) provided by operating activities	(47,702)	–	353,235	–	305,533

Investing Activities
Proceeds from sale of properties	–	–	36,179	–	36,179
Distributions from unconsolidated real estate entity related to sale of land parcel	–	–	22,250	–	22,250
Additions to properties	(1,313)	–	(547,717)	–	(549,030)
Purchase of properties	–	–	(42,171)	–	(42,171)
Change in restricted cash related to construction projects	–	–	(9,377)	–	(9,377)
Contributions to unconsolidated real estate entity	–	–	(6,700)	–	(6,700)
Investments in subsidiaries	(197,665)	(158,022)	(1,179)	356,866	–
Additions to investments	–	(353)	(35,941)	–	(36,294)
Proceeds from investments	–	2,600	24,443	–	27,043
Net cash used in investing activities	(198,978)	(155,775)	(560,213)	356,866	(558,100)

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)

for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Principal borrowings from secured notes payable	$–	$–	$17,810	$–	$17,810
Repayments of borrowings from secured notes payable	–	–	(26,367)	–	(26,367)
Proceeds from issuance of unsecured senior notes payable	544,650	–	–	–	544,650
Repurchase of unsecured senior convertible notes	(84,801)	–	–	–	(84,801)
Principal borrowings from unsecured senior line of credit	847,147	–	–	–	847,147
Repayments of borrowings from unsecured senior line of credit	(651,147)	–	–	–	(651,147)
Repayment of unsecured senior bank term loan	(250,000)	–	–	–	(250,000)
Redemption of Series C Preferred Stock	(129,638)	–	–	–	(129,638)
Proceeds from issuance of Series E Preferred Stock	124,868	–	–	–	124,868
Proceeds from issuance of common stock	97,890	–	–	–	97,890
Transfer to/from parent company	–	157,689	199,177	(356,866)	–
Change in restricted cash related to financings	–	–	(7,428)	–	(7,428)
Deferred financing costs paid	(10,180)	–	(3,045)	–	(13,225)
Proceeds from exercise of stock options	155	–	–	–	155
Dividends paid on common stock	(126,498)	–	–	–	(126,498)
Dividends paid on preferred stock	(27,819)	–	–	–	(27,819)
Distributions to redeemable noncontrolling interests	–	–	(1,249)	–	(1,249)
Redemption of redeemable noncontrolling interests	12	–	(462)	–	(450)
Contributions by noncontrolling interests	–	–	1,875	–	1,875
Distributions to noncontrolling interests	–	–	(913)	–	(913)
Net cash provided by financing activities	334,639	157,689	179,398	(356,866)	314,860

Effect of exchange rate changes on cash and cash equivalents	–	–	139	–	139

Net increase (decrease) in cash and cash equivalents	87,959	1,914	(27,441)	–	62,432
Cash and cash equivalents at beginning of period	10,608	–	67,931	–	78,539
Cash and cash equivalents at end of period	$98,567	$1,914	$40,490	$–	$140,971

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$39,298	$–	$13,263	$–	$52,561

Non-Cash Investing Activities
Note receivable from sale of real estate	$–	$–	$(6,125)	$–	$(6,125)
Write-off of fully amortized improvements	$–	$–	$(17,730)	$–	$(17,730)
Changes in accrued capital expenditures	$(2,000)	$–	$48,087	$–	$46,087

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows

for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$131,418	$191,674	$211,066	$(398,765)	$135,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,938	–	153,088	–	158,026
Loss on early extinguishment of debt	6,485	–	–	–	6,485
Gain on sale of land parcel	–	–	(46)	–	(46)
Impairment of real estate	–	–	994	–	994
Amortization of loan fees and costs	6,915	–	2,385	–	9,300
Amortization of debt premiums/discounts	3,534	–	285	–	3,819
Amortization of acquired above and below market leases	–	–	(9,332)	–	(9,332)
Deferred rent	100	–	(26,897)	–	(26,797)
Stock compensation expense	11,755	–	–	–	11,755
Equity in income related to subsidiaries	(202,829)	(192,143)	(3,793)	398,765	–
Gain on sales of investments	–	(427)	(4,419)	–	(4,846)
Loss on sales of investments	–	883	912	–	1,795
Changes in operating assets and liabilities:
Restricted cash	4	–	(469)	–	(465)
Tenant receivables	(12)	–	(2,347)	–	(2,359)
Deferred leasing costs	(699)	–	(55,527)	–	(56,226)
Other assets	2,550	–	(24,909)	–	(22,359)
Intercompany receivables and payables	(1,418)	–	1,418	–	–
Accounts payable, accrued expenses, and tenant security deposits	6,274	–	35,549	–	41,823
Net cash (used in) provided by operating activities	(30,985)	(13)	277,958	–	246,960

Investing Activities
Proceeds from sale of properties	–	–	20,078	–	20,078
Additions to properties	(1,624)	–	(428,414)	–	(430,038)
Purchase of properties	–	–	(305,030)	–	(305,030)
Change in restricted cash related to construction projects	–	–	(2,183)	–	(2,183)
Contributions to unconsolidated real estate entity	–	–	(5,256)	–	(5,256)
Investments in subsidiaries	(548,884)	(477,482)	(11,951)	1,038,317	–
Additions to investments	–	(2,451)	(25,548)	–	(27,999)
Proceeds from investments	–	3,471	13,378	–	16,849
Net cash used in investing activities	(550,508)	(476,462)	(744,926)	1,038,317	(733,579)

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)

for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Principal borrowings from secured notes payable	$–	$–	$(66,849)	$–	$(66,849)
Repurchase of unsecured senior convertible notes	(221,439)	–	–	–	(221,439)
Principal borrowings from unsecured senior line of credit	1,406,000	–	–	–	1,406,000
Repayments of borrowings from unsecured senior line of credit	(1,784,000)	–	–	–	(1,784,000)
Principal borrowings from unsecured senior bank term loan	1,350,000	–	–	–	1,350,000
Repayments of unsecured senior bank term loans	(500,000)	–	–	–	(500,000)
Proceeds from issuance of common stock	451,539	–	–	–	451,539
Transfer to/from parent company	–	475,873	562,444	(1,038,317)	–
Change in restricted cash related to financings	–	–	7,311	–	7,311
Deferred financing costs paid	(25,493)	–	(1,823)	–	(27,316)
Proceeds from exercise of stock options	2,117	–	–	–	2,117
Dividends paid on common stock	(106,889)	–	–	–	(106,889)
Dividends paid on preferred stock	(28,357)	–	–	–	(28,357)
Contributions by redeemable noncontrolling interests	–	–	9	–	9
Distributions to redeemable noncontrolling interests	–	–	(1,263)	–	(1,263)
Contributions by noncontrolling interests	–	–	1,000	–	1,000
Distributions to noncontrolling interests	–	–	(2,707)	–	(2,707)
Net cash provided by financing activities	543,478	475,873	498,122	(1,038,317)	479,156

Effect of exchange rate changes on cash and cash equivalents	–	–	(5,230)	–	(5,230)

Net increase (decrease) in cash and cash equivalents	(38,015)	(602)	25,924	–	(12,693)
Cash and cash equivalents at beginning of period	48,623	602	42,007	–	91,232
Cash and cash equivalents at end of period	$10,608	$–	$67,931	$–	$78,539

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$30,292	$–	$22,032	$–	$52,324

Non-Cash Investing Activities
Changes in accrued capital expenditures	$(987)	$–	$4,479	$–	$3,492

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows

for the Year Ended December 31, 2010
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$135,293	$237,391	$254,206	$(487,868)	$139,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,631	–	121,009	–	126,640
Loss on early extinguishment of debt	45,168	–	–	–	45,168
Gain on sale of land parcel	–	–	(59,442)	–	(59,442)
Gain on sale of real estate	–	–	(24)	–	(24)
Amortization of loan fees and costs	5,411	–	2,481	–	7,892
Amortization of debt premiums/discounts	9,942	–	57	–	9,999
Amortization of acquired above and below market leases	–	–	(7,868)	–	(7,868)
Deferred rent	(4)	–	(22,828)	–	(22,832)
Stock compensation expense	10,816	–	–	–	10,816
Equity in income related to investments	–	(48)	–	–	(48)
Equity in income related to subsidiaries	(246,710)	(236,472)	(4,686)	487,868	–
Gain on sales of investments	–	(988)	(1,314)	–	(2,302)
Loss on sales of investments	–	111	192	–	303
Changes in operating assets and liabilities:
Restricted cash	56	–	1,623	–	1,679
Tenant receivables	–	–	(1,301)	–	(1,301)
Deferred leasing costs	(815)	–	(26,762)	–	(27,577)
Other assets	2,194	–	(4,033)	–	(1,839)
Intercompany receivables and payables	2,178	–	(2,178)	–	–
Accounts payable, accrued expenses, and tenant security deposits	10,635	–	(1,915)	–	8,720
Net cash (used in) provided by operating activities	(20,205)	(6)	247,217	–	227,006

Investing Activities
Proceeds from sale of properties	–	–	275,979	–	275,979
Distributions from unconsolidated real estate entity related to sale of land parcel	–	–	(154)	–	(154)
Additions to properties	(1,599)	–	(422,331)	–	(423,930)
Purchase of properties	–	–	(301,709)	–	(301,709)
Change in restricted cash related to construction projects	–	–	18,178	–	18,178
Contributions to unconsolidated real estate entity	–	–	(3,016)	–	(3,016)
Investments in subsidiaries	(362,034)	(328,917)	(6,830)	697,781	–
Additions to investments	–	(505)	(14,302)	–	(14,807)
Proceeds from investments	–	2,206	2,508	–	4,714
Net cash used in investing activities	(363,633)	(327,216)	(451,677)	697,781	(444,745)

20.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)

for the Year Ended December 31, 2010
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayments of borrowings from secured notes payable	$–	$–	$(129,938)	$–	$(129,938)
Payment on exchange of 8.00% Unsecured Senior Convertible Notes	(43,528)	–	–	–	(43,528)
Principal borrowings from unsecured senior line of credit	854,000	–	–	–	854,000
Repurchase of unsecured senior convertible notes	(97,309)	–	–	–	(97,309)
Repayments of borrowings from unsecured senior line of credit	(582,000)	–	–	–	(582,000)
Proceeds from issuance of common stock	342,342	–	–	–	342,342
Transfer to/from parent company	–	327,824	369,957	(697,781)	–
Change in restricted cash related to financings	–	–	(1,853)	–	(1,853)
Deferred financing costs paid	(1,874)	–	(3,399)	–	(5,273)
Proceeds from exercise of stock options	2,877	–	–	–	2,877
Dividends paid on common stock	(67,874)	–	–	–	(67,874)
Dividends paid on preferred stock	(28,357)	–	–	–	(28,357)
Contributions by redeemable noncontrolling interests	–	–	674	–	674
Distributions to redeemable noncontrolling interests	–	–	(1,331)	–	(1,331)
Redemption of redeemable noncontrolling interests	–	–	(2,346)	–	(2,346)
Contributions by noncontrolling interests	–	–	723	–	723
Distributions to noncontrolling interests	–	–	(2,895)	–	(2,895)
Net cash provided by financing activities	378,277	327,824	229,592	(697,781)	237,912

Effect of exchange rate changes on cash and cash equivalents	–	–	431	–	431

Net increase (decrease) in cash and cash equivalents	(5,561)	602	25,563	–	20,604
Cash and cash equivalents at beginning of period	54,184	–	16,444	–	70,628
Cash and cash equivalents at end of period	$48,623	$602	$42,007	$–	$91,232

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$32,855	$–	$24,343	$–	$57,198

Non-Cash Investing Activities
Changes in accrued capital expenditures	$584	$–	$(3,975)	$–	$(3,391)

21.  Subsequent events

In January 2013, we executed a lease for 244,123 rentable square feet at 75/125 Binney Street, located in the Greater Boston market, and in the first quarter of 2013, we expect to commence development of this 386,275 rentable square feet, 63% pre-leased project.

In January 2013, we completed the sale of 1124 Columbia Street and two land parcels, located in the Seattle market, a building with 203,817 rentable square feet, for a sales price of approximately $42.6 million and received a $29.8 million three-year note receivable, to a buyer expected to renovate and reposition the property for medical office use. No gain or loss was recognized upon sale.

In February 2013, we completed the sale of 25/35/45 West Watkins Mill Road, 1201 Clopper Road, and a land parcel located in the Suburban Washington D.C., market, two buildings with an aggregate of 282,523 rentable square feet, for a sales price of approximately $41.4 million to a buyer expected to renovate and reposition these properties.  We recognized a gain on sale of approximately $0.1 million.

Alexandria Real Estate Equities, Inc. and Subsidiaries

Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2012 (Unaudited)

(In thousands)

				Costs
				Capitalized
				Subsequent
		Initial Costs		to Acquisition	Total Costs
			Buildings &	Buildings &		Buildings &		Accumulated				Date of	Date
Property	Market	Land	Improvements	Improvements	Land	Improvements	Total (12)	Depreciation (1)	Net Cost Basis	Encumbrances		Construction (2)	Acquired

10931/10933 North Torrey Pines Road	California - San Diego	$1,321	$5,960	$11,737	$1,321	$17,697	$19,018	$(13,358)	$5,660	$-		2009	1994
11119 North Torrey Pines Road	California - San Diego	6,487	24,081	11,752	6,487	35,833	42,320	(3,139)	39,181	-		2012	2007
3010 Science Park Road	California - San Diego	1,013	-	19,050	1,013	19,050	20,063	(9,135)	10,928	20,073	(5)	2000	2000
3013/3033 Science Park Road	California - San Diego	7,811	6,200	2,038	7,811	8,238	16,049	(109)	15,940	-		2011	2012
10975 North Torrey Pines Road	California - San Diego	620	9,531	9,925	620	19,456	20,076	(4,944)	15,132	-		2005	1994
11025/11035/11045 Roselle Street	California - San Diego	1,672	8,709	12,830	1,672	21,539	23,211	(4,606)	18,605	-		2012/2006/2008	1997/2000/2000
4755/4757/4767 Nexus Center Drive	California - San Diego	4,334	16,353	30,671	4,334	47,024	51,358	(6,006)	45,352	11,734	(5)	2012/1989	2011/1998
3530/3550 John Hopkins Court & 3535/3565 General Atomics Court	California - San Diego	6,684	27,600	84,822	6,684	112,422	119,106	(19,382)	99,724	-		2012/2012/2010/2012	1997/1997/1994/1997
6166/6146 Nancy Ridge Road	California - San Diego	1,248	3,839	4,554	1,248	8,393	9,641	(4,735)	4,906	-		1997/2007	1998/2000
10505 Roselle Street & 3770 Tansy Street	California - San Diego	1,095	3,074	3,881	1,095	6,955	8,050	(4,294)	3,756	-		1999/1999	1998/1998
9363/9373/9393 Towne Center Drive	California - San Diego	853	26,861	18,240	853	45,101	45,954	(18,351)	27,603	35,579	(3)	2003/2000/2010	1999/1999/1999
9880 Campus Point Drive	California - San Diego	4,246	16,165	20,018	4,246	36,183	40,429	(6,914)	33,515	-		2005	2001
6138-6150 Nancy Ridge Drive	California - San Diego	1,984	10,397	243	1,984	10,640	12,624	(2,379)	10,245	11,929	(3)	2001	2003
5810-5820 Nancy Ridge Drive	California - San Diego	3,492	18,285	726	3,492	19,011	22,503	(3,994)	18,509	-		2000	2004
13112 Evening Creek Drive	California - San Diego	7,393	27,950	86	7,393	28,036	35,429	(4,021)	31,408	12,703	(5)	2007	2007
3115/3215 Merryfield Row	California - San Diego	19,576	78,438	3,958	19,576	82,396	101,972	(11,211)	90,761	-		2001	2007
6175/6225/6275 Nancy Ridge Drive	California - San Diego	5,982	21,600	9,363	5,982	30,963	36,945	(3,121)	33,824	-		1995/2005/1995	2007/2007/2007
7330 Carroll Road	California - San Diego	2,650	19,878	388	2,650	20,266	22,916	(1,273)	21,643	4,786	(7)	2007	2010
5200 Illumina Way	California - San Diego	23,501	96,606	52,917	23,501	149,523	173,024	(6,679)	166,345	-		2004	2010
5871 Oberlin Drive	California - San Diego	1,194	7,092	2,425	1,194	9,517	10,711	(372)	10,339	6,706	(10)	2004	2010
3985 Sorrento Valley Boulevard	California - San Diego	2,422	15,456	403	2,422	15,859	18,281	(883)	17,398	7,853	(11)	2007	2010
10300 Campus Point Drive	California - San Diego	17,945	86,645	78,389	17,945	165,034	182,979	(3,833)	179,146	-		2012	2010
849/863 Mitten & 866 Malcolm Road	California - San Francisco Bay	3,211	8,665	14,851	3,211	23,516	26,727	(6,888)	19,839	-		2012	1998
2625/2627/2631 Hanover Street	California - San Francisco Bay	-	6,628	8,527	-	15,155	15,155	(6,768)	8,387	-		2000	1999
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	California - San Francisco Bay	1,512	21,323	23,518	1,512	44,841	46,353	(14,191)	32,162	863		2008	1999
341/343 Oyster Point Boulevard	California - San Francisco Bay	3,519	-	17,354	3,519	17,354	20,873	(12,407)	8,466	-		2009/2001	2000
400/450 East Jamie Court	California - San Francisco Bay	-	-	102,770	-	102,770	102,770	(5,851)	96,919	-		2012	2002
901/951 Gateway Boulevard	California - San Francisco Bay	11,917	38,417	2,286	11,917	40,703	52,620	(12,058)	40,562	55,145	(4)	2000	2002
681 Gateway Boulevard	California - San Francisco Bay	8,250	33,846	4,457	8,250	38,303	46,553	(7,570)	38,983	46,643	(4)	2006	2002
3165 Porter Drive	California - San Francisco Bay	-	19,154	1,851	-	21,005	21,005	(4,609)	16,396	21,300	(3)	2002	2003
249/259 E. Grand Avenue	California - San Francisco Bay	14,289	-	116,771	14,289	116,771	131,060	(7,150)	123,910	16,931		2008/2012	2004
1700 Owens Street	California - San Francisco Bay	7,228	-	82,785	7,228	82,785	90,013	(12,715)	77,298	-		2012	2004
1500 Owens Street	California - San Francisco Bay	8,061	-	87,861	8,061	87,861	95,922	(5,944)	89,978	-		2012	2004
455 Mission Bay Blvd South	California - San Francisco Bay	10,535	-	95,517	10,535	95,517	106,052	(5,628)	100,424	-		2012	2004
7000 Shoreline Court	California - San Francisco Bay	7,038	39,704	6,024	7,038	45,728	52,766	(9,376)	43,390	32,398	(4)	2001	2004
3350 West Bayshore Road	California - San Francisco Bay	4,800	6,693	9,833	4,800	16,526	21,326	(2,586)	18,740	-		1982	2005
75 & 125 Shoreway Road	California - San Francisco Bay	6,617	7,091	10,312	6,617	17,403	24,020	(2,270)	21,750	-		2008	2006
600/630/650 Gateway Boulevard	California - San Francisco Bay	25,258	48,796	6,340	25,258	55,136	80,394	(8,242)	72,152	-		2002	2006
500 Forbes Avenue	California - San Francisco Bay	38,911	75,337	13,604	38,911	88,941	127,852	(12,030)	115,822	-		2001	2007
409/499 Illinois Street	California - San Francisco Bay	36,249	274,061	(128,587)	36,249	145,474	181,723	(6,185)	175,538	-		2011	2011
60 Westview Street	Eastern Massachusetts	960	3,032	9,448	960	12,480	13,440	(3,106)	10,334	-		2003	1998
One Innovation Drive	Eastern Massachusetts	2,516	14,567	5,357	2,516	19,924	22,440	(7,576)	14,864	-		1991	1999
377 Plantation Street	Eastern Massachusetts	2,182	14,173	1,876	2,182	16,049	18,231	(7,405)	10,826	-		1993	1998
381 Plantation Street	Eastern Massachusetts	594	-	22,341	594	22,341	22,935	(10,299)	12,636	-		2000	2000
500 Arsenal Street	Eastern Massachusetts	3,360	7,316	28,773	3,360	36,089	39,449	(11,585)	27,864	-		2001	2000
29 Hartwell Avenue	Eastern Massachusetts	1,475	7,194	14,517	1,475	21,711	23,186	(9,517)	13,669	12,663	(7)	2002	2001
780/790 Memorial Drive	Eastern Massachusetts	-	-	44,121	-	44,121	44,121	(15,582)	28,539	-		2002	2001
79/96 Charlestown Navy Yard	Eastern Massachusetts	-	6,247	7,793	-	14,040	14,040	(2,226)	11,814	4,828	(7)	2012	1998
480 Arsenal Street	Eastern Massachusetts	6,413	5,457	45,522	6,413	50,979	57,392	(11,405)	45,987	-		2003	2001
35 Hartwell Avenue	Eastern Massachusetts	2,567	4,522	9,782	2,567	14,304	16,871	(4,125)	12,746	11,839	(3)	2004	2003
306 Belmont Street	Eastern Massachusetts	1,578	10,195	1,445	1,578	11,640	13,218	(2,425)	10,793	-		2003	2004
350 Plantation Street	Eastern Massachusetts	228	1,501	330	228	1,831	2,059	(491)	1,568	-		2003	2004
35 Wiggins Avenue	Eastern Massachusetts	876	5,033	320	876	5,353	6,229	(1,056)	5,173	-		1997	2004
30 Bearfoot Road	Eastern Massachusetts	1,220	22,375	44	1,220	22,419	23,639	(4,391)	19,248	-		2000	2005
100 Beaver Street	Eastern Massachusetts	1,466	9,046	9,883	1,466	18,929	20,395	(3,208)	17,187	-		2006	2005
44 Hartwell Avenue	Eastern Massachusetts	1,341	8,448	667	1,341	9,115	10,456	(1,697)	8,759	-		2000	2005
19 Presidential Way	Eastern Massachusetts	12,833	27,333	64	12,833	27,397	40,230	(5,251)	34,979	-		1999	2005
161 First Street	Eastern Massachusetts	-	-	15,511	-	15,511	15,511	(2,666)	12,845	-		2006	2005
45 - 47 Wiggins Avenue	Eastern Massachusetts	893	4,000	6,867	893	10,867	11,760	(1,512)	10,248	-		2008	2005
167 Sidney Street	Eastern Massachusetts	-	3,554	7,114	-	10,668	10,668	(1,488)	9,180	-		2006	2005

				Costs
				Capitalized
				Subsequent
		Initial Costs		to Acquisition	Total Costs
			Buildings &	Buildings &		Buildings &		Accumulated				Date of	Date
Property	Market	Land	Improvements	Improvements	Land	Improvements	Total (12)	Depreciation (1)	Net Cost Basis	Encumbrances		Construction (2)	Acquired

6-8 Preston Court	Eastern Massachusetts	1,278	7,057	557	1,278	7,614	8,892	(1,412)	7,480	-		2000	2005
300 Third Street	Eastern Massachusetts	-	54,481	18,312	-	72,793	72,793	(12,961)	59,832	-		2001	2006
130 Forbes Avenue	Eastern Massachusetts	2,342	9,890	974	2,342	10,864	13,206	(2,146)	11,060	-		2006	2006
20 Walkup Drive	Eastern Massachusetts	2,261	7,099	9,235	2,261	16,334	18,595	(1,086)	17,509	-		2012	2006
Technology Square	Eastern Massachusetts	-	619,658	108,985	-	728,643	728,643	(101,669)	626,974	211,634	(8)	1999-2009	2006
99 Erie Street	Eastern Massachusetts	-	9,059	4,775	-	13,834	13,834	(1,337)	12,497	-		2012	2006
111 Forbes Blvd	Eastern Massachusetts	230	1,669	456	230	2,125	2,355	(1,004)	1,351	-		2006	2007
215 First Street	Eastern Massachusetts	37,797	46,538	47,176	37,797	93,714	131,511	(9,217)	122,294	-		2000	2007
3 Preston Court	Eastern Massachusetts	1,049	2,310	7,093	1,049	9,403	10,452	(297)	10,155	-		2010	2008
525 Cartier Boulevard West	International - Canada	3,425	20,616	1,328	3,425	21,944	25,369	(4,293)	21,076	-		2004	2005
275 Armand Frappier	International - Canada	8,177	23,280	10,495	8,177	33,775	41,952	(4,536)	37,416	-		2012	2005
7990 Enterprise Street	International - Canada	2,666	9,362	1,014	2,666	10,376	13,042	(1,797)	11,245	-		2003	2005
1781 W. 75th Avenue	International - Canada	2,411	4,676	10,221	2,411	14,898	17,309	(1,848)	15,461	-		2008	2007
661 University Avenue	International - Canada	-	-	93,294	-	93,295	93,295	(5,838)	87,457	-		2011	2007
5100 Campus Drive	NY/New Jersey/Suburban Philadelphia	327	2,117	1,174	327	3,291	3,618	(1,085)	2,533	-		1989	1998
702 Electronic Drive	NY/New Jersey/Suburban Philadelphia	600	3,110	4,127	600	7,237	7,837	(4,429)	3,408	-		1998	1998
102 Witmer Road	NY/New Jersey/Suburban Philadelphia	1,625	19,715	5,641	1,625	25,356	26,981	(4,750)	22,231	-		2002	2006
701 Veterans Circle	NY/New Jersey/Suburban Philadelphia	1,468	7,885	24	1,468	7,909	9,377	(1,070)	8,307	-		2007	2007
100 Phillips Parkway	NY/New Jersey/Suburban Philadelphia	1,840	2,298	14,578	1,840	16,876	18,716	(7,154)	11,562	9,910	(7)	1999	1998
450 E. 29th Street	NY/New Jersey/Suburban Philadelphia	-	-	349,639	-	349,639	349,639	(22,019)	327,620	-		2010	2006
100 Capitola Drive	Southeast	337	5,794	4,655	337	10,449	10,786	(3,320)	7,466	-		1986	1998
800/801 Capitola Drive	Southeast	576	11,688	20,413	576	32,101	32,677	(12,359)	20,318	-		1985/2009	1998/1998
5 Triangle Drive	Southeast	161	3,409	2,811	161	6,220	6,381	(1,751)	4,630	-		1981	1998
108/110/112/114 Alexander Road	Southeast	-	376	41,942	-	42,318	42,318	(8,755)	33,563	-		2000	1999
7010/7020/7030 Kit Creek	Southeast	1,065	21,218	20,356	1,065	41,574	42,639	(8,985)	33,654	-		2005/2005/2008	2000/2000/2000
2525 E. NC Highway 54	Southeast	713	12,827	801	713	13,628	14,341	(2,945)	11,396	-		1995	2004
7 Triangle Drive	Southeast	701	-	31,621	701	31,621	32,322	(1,179)	31,143	-		2011	2005
601 Keystone Park Drive	Southeast	785	11,546	4,985	785	16,531	17,316	(2,286)	15,030	-		2009	2006
6101 Quadrangle Drive	Southeast	951	3,982	7,918	951	11,900	12,851	(737)	12,114	-		2012	2008
555 Heritage Drive	Southeast	2,919	5,311	11,913	2,919	17,224	20,143	(1,574)	18,569	-		2010	2006
6 Davis Drive	Southeast	821	10,712	500	821	11,212	12,033	(314)	11,719	-		2012	2012
401 Professional Drive	Suburban Washington D.C.	1,129	6,941	5,324	1,129	12,265	13,394	(3,683)	9,711	-		2007	1996
25/35/45 West Watkins Mills Road	Suburban Washington D.C.	3,281	14,416	7,193	3,281	21,609	24,890	(6,493)	18,397	-		1997	1996
1330 Piccard Drive	Suburban Washington D.C.	2,800	11,533	28,104	2,800	39,637	42,437	(10,238)	32,199	-		2005	1997
708 Quince Orchard Road	Suburban Washington D.C.	1,267	3,031	6,903	1,267	9,934	11,201	(6,841)	4,360	-		2008	1997
1405 Research Boulevard	Suburban Washington D.C.	899	21,946	11,220	899	33,166	34,065	(8,159)	25,906	-		2006/2000	1997/1996
1500/1550 East Gude Drive	Suburban Washington D.C.	1,523	7,731	3,704	1,523	11,435	12,958	(4,301)	8,657	11,655	(6)	2003/1995	1997/1997
8000/9000/10000 Virginia Manor	Suburban Washington D.C.	-	13,679	4,269	-	17,948	17,948	(6,729)	11,219	14,438	(6)	2003	1998
1201 Clopper Road	Suburban Washington D.C.	2,463	493	23,593	2,463	24,086	26,549	(12,189)	14,360	-		2007	2000
19/20/22 Firstfield Road	Suburban Washington D.C.	2,294	13,425	22,029	2,294	35,454	37,748	(10,097)	27,651	-		2000/2001/2003	1998/2000/2000
1300 Quince Orchard Boulevard	Suburban Washington D.C.	970	5,138	232	970	5,370	6,340	(1,756)	4,584	-		2003	2000
930/940 Clopper Road	Suburban Washington D.C.	1,883	9,370	4,334	1,883	13,704	15,587	(5,245)	10,342	-		1992/2009	2001/1997
5 Research Place	Suburban Washington D.C.	1,466	5,708	26,475	1,466	32,183	33,649	(4,789)	28,860	-		2010	2001
9 W. Watkins Mills Road	Suburban Washington D.C.	2,773	23,906	5,793	2,773	29,699	32,472	(5,631)	26,841	-		1999	2004
12301 Parklawn Drive	Suburban Washington D.C.	1,476	7,267	109	1,476	7,376	8,852	(1,531)	7,321	-		2007	2004
15010 Broschart Road	Suburban Washington D.C.	2,576	5,661	3,368	2,576	9,029	11,605	(1,450)	10,155	-		1999	2004
9920 Medical Center Drive	Suburban Washington D.C.	2,797	8,060	305	2,797	8,364	11,161	(1,722)	9,439	-		2002	2004
5 Research Court	Suburban Washington D.C.	1,647	13,258	5,394	1,647	18,652	20,299	(6,299)	14,000	-		2007	2004
910 Clopper Road	Suburban Washington D.C.	5,527	26,365	8,594	5,527	34,959	40,486	(7,366)	33,120	-		2005	2004
9800 Medical Center Drive	Suburban Washington D.C.	2,857	73,484	37,656	2,857	111,140	113,997	(30,965)	83,032	76,000		2002-2010	2004
620 Professional Drive	Suburban Washington D.C.	784	4,705	379	784	5,084	5,868	(921)	4,947	-		2003	2005
16020 Industrial Drive	Suburban Washington D.C.	2,924	19,664	687	2,924	20,351	23,275	(6,070)	17,205	-		1983	2005
14920 Broschart Rd	Suburban Washington D.C.	2,328	10,185	241	2,328	10,426	12,754	(697)	12,057	6,199	(9)	1998	2010
950 Wind River Lane	Suburban Washington D.C.	2,400	10,620	1,050	2,400	11,670	14,070	(779)	13,291	-		2009	2010
14225 Newbrook Drive	Suburban Washington D.C.	4,800	27,639	390	4,800	28,029	32,829	(11,060)	21,769	28,994	(5)	2006	1997
1124 Columbia Street	Washington - Seattle	2,485	22,916	23,845	2,485	46,761	49,246	(18,727)	30,519	-		1997	1996
3000/3018 Western Avenue	Washington - Seattle	1,432	7,497	14,738	1,432	22,235	23,667	(6,347)	17,320	-		2000	1998
1201/1208 Eastlake Avenue	Washington - Seattle	5,810	47,149	14,955	5,810	62,104	67,914	(15,734)	52,180	42,861	(5)	1997	2002
1616 Eastlake Avenue	Washington - Seattle	5,336	-	34,127	5,336	34,127	39,463	(14,034)	25,429	-		2004	2003
410 W. Harrison/410 Elliott Avenue West	Washington - Seattle	3,857	1,989	10,398	3,857	12,387	16,244	(1,910)	14,334	-		2008/2006	2004
1551 Eastlake Avenue	Washington - Seattle	5,645	13,286	22,855	5,645	36,142	41,787	(4,026)	37,761	-		2012	2004
1600 Fairview Avenue	Washington - Seattle	2,212	6,788	5,950	2,212	12,738	14,950	(1,893)	13,057	-		2007	2005
199 E. Blaine Street	Washington - Seattle	6,528	-	71,636	6,528	71,636	78,164	(5,853)	72,311	480		2010	2004
219 Terry Avenue	Washington - Seattle	1,819	2,302	18,482	1,819	20,783	22,602	(650)	21,952	-		2012	2007
129/161/165 North Hill Avenue & 6 Thomas	Other Non-Cluster Market	2,319	2,027	10,946	2,319	12,973	15,292	(5,318)	9,974	-		2002/2008	1999/2006
China	Asia	-	-	22,289	-	22,289	22,289	(833)	21,456	-		2011	2011
India	Asia	444	-	33,476	444	33,476	33,920	(1,529)	32,391	-		2011/2012	2009/2011/2012
Various	Various	3,970	17,956	40,539	3,968	58,495	62,463	(26,799)	35,664	-

		$522,666	$2,668,246	$2,454,860	$522,664	$5,123,107	$5,645,771	$(875,035)	$4,770,736	$716,144

Alexandria Real Estate Equities, Inc.

Schedule III (continued)

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2012

(Dollars in thousands)

(1)	The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvement.
(2)	Represents the later of the date of original construction or the date of the latest renovation.
(3)	Loan of $80,647 secured by six properties identified by this reference.
(4)	Loan of $134,186 secured by four properties identified by this reference.
(5)	Loan of $116,365 secured by six properties identified by this reference.
(6)	Loan of $26,093 secured by three properties identified by this reference.
(7)	Loan of $32,187 secured by five properties identified by this reference.
(8)	The balance shown includes an unamortized discount of $889.
(9)	The balance shown includes an unamortized premium of $153.
(10)	The balance shown includes an unamortized premium of $118.
(11)	The balance shown includes an unamortized premium of $195.
(12)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

Alexandria Real Estate Equities, Inc.

Schedule III

Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation

December 31, 2012

(Dollars in thousands)

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

	Rental Properties
	December 31,
	2012	2011	2010
Balance at beginning of period	$5,112,759	$4,546,769	$3,903,955
Purchase of rental properties	42,901	183,720	258,279
Sale of rental properties	(30,807)	(3,738)	(16,625)
Write off of fully amortized improvements	(17,730)	-	-
Additions and net transfers from land held for future development and construction in progress	538,648	386,008	401,160
Balance at end of period	$5,645,771	$5,112,759	$4,546,769

	Accumulated Depreciation
	December 31,
	2012	2011	2010
Balance at beginning of period	$742,535	$616,007	$520,647
Depreciation expense on properties	157,193	126,528	102,165
Write off of fully amortized improvements	(17,730)	-	-
Sale of properties	(6,963)	-	(6,805)
Balance at end of period	$875,035	$742,535	$616,007