Form 10-Q
period 2013-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2013-05-03
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013, 63,837,404 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                           FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Investments in real estate, net	$6,375,182	$6,424,578
Cash and cash equivalents	87,001	140,971
Restricted cash	30,008	39,947
Tenant receivables	9,261	8,449
Deferred rent	170,100	170,396
Deferred leasing and financing costs, net	159,872	160,048
Investments	123,543	115,048
Other assets	135,952	90,679
Total assets	$7,090,919	$7,150,116

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$730,714	$716,144
Unsecured senior notes payable	549,816	549,805
Unsecured senior line of credit	554,000	566,000
Unsecured senior bank term loans	1,350,000	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	367,153	423,708
Dividends payable	43,955	41,401
Total liabilities	3,595,638	3,647,058

Commitments and contingencies

Redeemable noncontrolling interests	14,534	14,564

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D Convertible Preferred Stock	250,000	250,000
Series E Preferred Stock	130,000	130,000
Common stock	633	632
Additional paid-in capital	3,075,860	3,086,052
Accumulated other comprehensive loss	(22,890)	(24,833)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,433,603	3,441,851
Noncontrolling interests	47,144	46,643
Total equity	3,480,747	3,488,494
Total liabilities, noncontrolling interests, and equity	$7,090,919	$7,150,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental	$111,776	$101,201
Tenant recoveries	35,611	31,882
Other income	2,993	2,628
Total revenues	150,380	135,711

Expenses:
Rental operations	45,224	40,453
General and administrative	11,648	10,357
Interest	18,020	16,226
Depreciation and amortization	46,065	41,786
Loss on early extinguishment of debt	–	623
Total expenses	120,957	109,445

Income from continuing operations	29,423	26,266

Income from discontinued operations, net	814	4,645

Gain on sale of land parcel	–	1,864
Net income	30,237	32,775

Net income attributable to noncontrolling interests	982	711
Dividends on preferred stock	6,471	7,483
Preferred stock redemption charge	–	5,978
Net income attributable to unvested restricted stock awards	342	235
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,442	$18,368

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.35	$0.22
Discontinued operations, net	0.01	0.08
Earnings per share – basic and diluted	$0.36	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$30,237	$32,775
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	316	674
Reclassification adjustment for gains included in net income	(272)	(924)
Unrealized gains (losses) on marketable securities, net	44	(250)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(133)	(4,073)
Reclassification adjustment for amortization of interest expense included in net income	4,308	5,775
Unrealized gains on interest rate swap agreements, net	4,175	1,702
Foreign currency translation (losses) gains	(2,360)	9,959
Total other comprehensive income	1,859	11,411
Comprehensive income	32,096	44,186
Less: comprehensive income attributable to noncontrolling interests	(898)	(699)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$31,198	$43,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests

(Dollars in thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Convertible Preferred Stock	Series E Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2012	$250,000	$130,000	63,244,645	$632	$3,086,052	$–	$(24,833)	$46,643	$3,488,494	$14,564
Net income	–	–	–	–	–	29,255	–	714	29,969	268
Unrealized loss on marketable securities	–	–	–	–	–	–	44	–	44	–
Unrealized gain on interest rate swap agreements	–	–	–	–	–	–	4,175	–	4,175	–
Foreign currency translation loss	–	–	–	–	–	–	(2,276)	(84)	(2,360)	–
Contributions by noncontrolling interests	–	–	–	–	–	–	–	–	–	–
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(129)	(129)	(298)
Issuances pursuant to stock plan	–	–	72,651	1	5,269	–	–	–	5,270	–
Dividends declared on common stock	–	–	–	–	–	(38,245)	–	–	(38,245)	–
Dividends declared on preferred stock	–	–	–	–	–	(6,471)	–	–	(6,471)	–
Distributions in excess of earnings	–	–	–	–	(15,461)	15,461	–	–	–	–
Balance as of March 31, 2013	$250,000	$130,000	63,317,296	$633	$3,075,860	$–	$(22,890)	$47,144	$3,480,747	$14,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income	$30,237	$32,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,995	43,405
Loss on early extinguishment of debt	–	623
Gain on sale of land parcel	–	(1,864)
Loss on sale of real estate	340	–
Amortization of loan fees and costs	2,386	2,643
Amortization of debt premiums/discounts	115	179
Amortization of acquired above and below market leases	(830)	(800)
Deferred rent	(6,198)	(8,796)
Stock compensation expense	3,349	3,293
Equity in loss related to investments	–	26
Gain on sales of investments	(446)	(1,999)
Loss on sales of investments	386	1
Changes in operating assets and liabilities:
Restricted cash	1,506	862
Tenant receivables	(818)	(1,237)
Deferred leasing costs	(11,757)	(7,011)
Other assets	(7,302)	(2,411)
Accounts payable, accrued expenses, and tenant security deposits	(10,722)	(10,004)
Net cash provided by operating activities	47,241	49,685

Investing Activities
Proceeds from sale of properties	80,203	–
Additions to properties	(139,245)	(120,585)
Purchase of properties	–	(19,946)
Change in restricted cash related to construction projects	(17)	(1,400)
Distribution from unconsolidated real estate entity	–	22,250
Contributions to unconsolidated real estate entity	(2,074)	(3,914)
Additions to investments	(10,363)	(5,438)
Proceeds from investments	1,972	4,785
Net cash used in investing activities	(69,524)	(124,248)

Alexandria Real Estate Equities, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Financing Activities
Borrowings from secured notes payable	$17,215	$–
Repayments of borrowings from secured notes payable	(2,749)	(2,688)
Proceeds from issuance of unsecured senior notes payable	–	544,649
Principal borrowings from unsecured senior line of credit	179,000	248,000
Repayments of borrowings from unsecured senior line of credit	(191,000)	(451,000)
Repayment of unsecured senior bank term loan	–	(250,000)
Repurchase of unsecured senior convertible notes	–	(83,801)
Proceeds from issuance of Series E Preferred Stock	–	124,868
Change in restricted cash related to financings	8,656	(15,955)
Deferred financing costs paid	(46)	(5,300)
Proceeds from exercise of stock options	–	112
Dividends paid on common stock	(35,687)	(30,386)
Dividends paid on preferred stock	(6,471)	(7,089)
Distributions to redeemable noncontrolling interests	–	(315)
Contributions by noncontrolling interests	–	625
Distributions to noncontrolling interests	(427)	(369)
Net cash (used in) provided by financing activities	(31,509)	71,351

Effect of foreign exchange rate changes on cash and cash equivalents	(178)	2,034

Net decrease in cash and cash equivalents	(53,970)	(1,178)
Cash and cash equivalents at beginning of period	140,971	78,539
Cash and cash equivalents at end of period	$87,001	$77,361

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$9,964	$11,976

Non-Cash Investing Activities
Note receivable from sale of real estate	$38,820	$–
Change in accrued capital expenditures	$(37,045)	$9,396

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

Alexandria Real Estate Equities, Inc. (NYSE: ARE), a self-administered and self-managed investment-grade real estate investment trust (“REIT”), is the largest and leading REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry.  Alexandria’s client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States (“U.S.”) government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.  For additional information on Alexandria Real Estate Equities, Inc., please visit www.are.com.

2.                 Basis of presentation

We have prepared the accompanying interim condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the interim condensed consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and equity; the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements; and the amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

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

The values allocated to land improvements, tenant improvements, equipment, buildings, and building improvements are depreciated on a straight-line basis using an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, the estimated useful life for equipment, and the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements.  The values of acquired above and below market leases are amortized over the lives of the related leases and recognized as either an increase (for below market leases) or a decrease (for above market leases) to rental income.  The values of acquired in-place leases are classified in other assets in the accompanying condensed consolidated balance sheets, and amortized over the remaining terms of the related leases.

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

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”; if (1) the operations and cash flows of the property have been or will be eliminated from the ongoing operations, and (2) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our condensed consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

2.                 Basis of presentation (continued)

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable.  The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying condensed consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains or losses classified in other income in the accompanying condensed consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of March 31, 2013, and December 31, 2012, our ownership percentage in the voting stock of each individual entity was less than 10%.

Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate the investment’s fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings.

2.      Basis of presentation (continued)

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes 100% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We have distributed 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the U.S., Canada, India, China, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2008 through 2012.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of March 31, 2013, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period during which the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any material tax-related interest expense or penalties for the three months ended March 31, 2013 and 2012.

Interest income

Interest income was approximately $1.3 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively.  Interest income is classified in other income in the accompanying condensed consolidated statements of income.

Recognition of rental income and tenant recoveries

Rental income from leases is recognized on a straight-line basis over the respective lease terms.  We classify amounts currently recognized as income, and expected to be received in later years, as an asset in deferred rent in the accompanying condensed consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying condensed consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of March 31, 2013, and December 31, 2012, we had no allowance for estimated losses.

As of March 31, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

3.      Investments in real estate

Our investments in real estate, net, consisted of the following as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Land (related to rental properties)	$516,957	$522,664
Buildings and building improvements	4,955,207	4,933,314
Other improvements	163,864	189,793
Rental properties	5,636,028	5,645,771
Less: accumulated depreciation	(849,891)	(875,035)
Rental properties, net	4,786,137	4,770,736

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	579,273	431,578
Investment in unconsolidated real estate entity	30,730	28,656
Active redevelopment in North America	141,470	199,744
Generic infrastructure/building improvement projects in North America	62,869	80,599
Active development and redevelopment in Asia	101,357	101,602
	915,699	842,179

Subtotal	5,701,836	5,612,915

Land/future value-added projects:
Land subject to sale negotiations	45,378	–
Land undergoing preconstruction activities (additional CIP) in North America	305,300	433,310
Land held for future development in North America	231,130	296,039
Land held for future development/land undergoing preconstruction activities (additional CIP) in Asia	83,735	82,314
	673,346	811,663

Investments in real estate, net	$6,375,182	$6,424,578

Land held for future development represents real estate we plan to develop in the future but on which, as of each period presented, no construction or preconstruction activities were ongoing.  As a result, interest, property taxes, insurance, and other costs are expensed as incurred.  As of March 31, 2013, and December 31, 2012, we held land in North America supporting an aggregate of 3.8 million and 4.7 million rentable square feet of future ground-up development, respectively.  Additionally, as of March 31, 2013, and December 31, 2012, we held land undergoing preconstruction activities in North America totaling 1.9 million and 2.9 million rentable square feet, respectively.  Land undergoing preconstruction activities (consisting of Building Information Modeling [BIM or 3-D virtual modeling], design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) is also classified as construction in progress.  Our objective with preconstruction is to reduce the time it takes to deliver projects to prospective client tenants.  Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress.  We generally will not commence ground-up development of any parcels undergoing preconstruction activities without first securing pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  The largest project primarily included in land undergoing preconstruction consists of our 1.2 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts.

Real estate asset sales

During the three months ended March 31, 2013, we sold six properties in three separate transactions for aggregate consideration of approximately $124.3 million, at a net loss of approximately $0.3 million, which included an aggregate gain of approximately $0.1 million on the sale of two properties in the Suburban Washington, D.C. market, an aggregate loss of approximately $0.4 million on sale of three properties in the Greater Boston market, and no gain or loss on the sale of a property in the Seattle market.

4.     Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  Investments in “available for sale” securities with gross unrealized losses as of March 31, 2013, had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment.  We believe that these unrealized losses are temporary, and accordingly we have not recognized other-than-temporary impairment related to “available for sale” securities as of March 31, 2013.  As of March 31, 2013, and December 31, 2012, there were no unrealized losses in our investments in privately held entities.

The following table summarizes our investments as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
“Available-for-sale” securities, cost basis	$1,607	$1,236
Gross unrealized gains	1,547	1,561
Gross unrealized losses	(29)	(88)
“Available-for-sale” securities, at fair value	3,125	2,709
Investments accounted for under cost method	120,412	112,333
Investments accounted for under equity method	6	6
Total investments	$123,543	$115,048

The following table outlines our net investment income, which is classified in other income in the accompanying condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Equity in loss related to equity method investments	$–	$(26)
Gross realized gains	446	1,999
Gross realized losses	(386)	(1)
Net investment income	$60	$1,972

Amount reclassified from accumulated other comprehensive income to realized gains, net	$272	$924

5.      Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt and their respective principal maturities, as of March 31, 2013 (in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (Years)
Secured notes payable (2)	$620,076	$110,638	$730,714	22.9%	5.56%	2.8
Unsecured senior notes payable (2)	549,816	–	549,816	17.3	4.61	9.0
Unsecured senior line of credit (3)	–	554,000	554,000	17.4	1.40	4.1
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	750,000	23.6	2.39	3.3
2017 Unsecured Senior Bank Term Loan (5)	250,000	350,000	600,000	18.8	3.68	3.8
Total debt	$2,169,892	$1,014,638	$3,184,530	100.0%	3.57%	4.4
Percentage of total debt	68%	32%	100%

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Represents amounts net of unamortized premiums/discounts.
(3)

Total commitments available for borrowing aggregate $1.5 billion under our unsecured senior line of credit. As of March 31, 2013, we had approximately $0.9 billion available for borrowing under our unsecured senior line of credit. Weighted average remaining term assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.

(4)	Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.
(5)	Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.

5.      Secured and unsecured senior debt (continued)

The following table summarizes fixed rate/hedged variable and unhedged variable rate debt and their respective principal maturities, as of March 31, 2013 (dollars in thousands):

Debt	Stated Rate	Effective Interest Rate (1)	Maturity Date		2013	2014	2015	2016	2017	Thereafter	Total
Secured notes payable
Suburban Washington, D.C.	6.36%	6.36%	9/1/13		$25,946	$–	$–	$–	$–	$–	$25,946
Greater Boston	5.26	5.59	4/1/14		2,898	208,683	–	–	–	–	211,581
Suburban Washington, D.C.	2.19	2.19	4/20/14		–	76,000	–	–	–	–	76,000
San Diego	6.05	4.88	7/1/14		95	6,458	–	–	–	–	6,553
San Diego	5.39	4.00	11/1/14		119	7,495	–	–	–	–	7,614
Seattle	6.00 (2)	6.00	11/18/14		180	240	–	–	–	–	420
Suburban Washington, D.C.	5.64	4.50	6/1/15		87	138	5,788	–	–	–	6,013
San Francisco Bay Area	LIBOR+1.50	1.74	7/1/15	(3)	–	–	34,218	–	–	–	34,218
Greater Boston, San Francisco Bay Area, and San Diego	5.73	5.73	1/1/16		1,205	1,713	1,816	75,501	–	–	80,235
Greater Boston, San Diego, and Greater NYC	5.82	5.82	4/1/16		657	931	988	29,389	–	–	31,965
San Francisco Bay Area	6.35	6.35	8/1/16		1,734	2,487	2,652	126,715	–	–	133,588
San Diego, Suburban Washington, D.C., and Seattle	7.75	7.75	4/1/20		1,018	1,453	1,570	1,696	1,832	108,469	116,038
San Francisco Bay Area	6.50	6.50	6/1/37		16	17	18	19	20	773	863
Average/Total	5.50%	5.56			33,955	305,615	47,050	233,320	1,852	109,242	731,034

$1.5 billion unsecured senior line of credit	LIBOR+1.20% (4)	1.40	4/30/17	(5)	–	–	–	–	554,000	–	554,000

2016 Unsecured Senior Bank Term Loan	LIBOR+1.75%	2.39	6/30/16	(6)	–	–	–	750,000	–	–	750,000
2017 Unsecured Senior Bank Term Loan	LIBOR+1.50%	3.68	1/31/17	(7)	–	–	–	–	600,000	–	600,000

Unsecured senior notes payable (8)	4.60%	4.61	4/1/22		–	250	–	–	–	550,000	550,250
Average/Subtotal		3.57			33,955	305,865	47,050	983,320	1,155,852	659,242	3,185,284
Unamortized discounts		–			(350)	(78)	(12)	(44)	(47)	(223)	(754)
Average/Total		3.57%			$33,605	$305,787	$47,038	$983,276	$1,155,805	$659,019	$3,184,530

Balloon payments					$25,757	$297,330	$39,946	$980,029	$1,154,000	$653,791	$3,150,853
Principal amortization					7,848	8,457	7,092	3,247	1,805	5,228	33,677
Total consolidated debt					$33,605	$305,787	$47,038	$983,276	$1,155,805	$659,019	$3,184,530

Fixed rate/hedged variable rate debt					$33,425	$229,547	$12,820	$983,276	$251,805	$659,019	$2,169,892
Unhedged variable rate debt					180	76,240	34,218	–	904,000	–	1,014,638
Total consolidated debt					$33,605	$305,787	$47,038	$983,276	$1,155,805	$659,019	$3,184,530

(1)

Represents the contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Represents a loan assumed with the acquisition of a property. The interest rate is based upon 10-year U.S. treasury bills plus 3%, with a floor of 6% and a ceiling of 8.5%.
(3)	We have two, one-year options to extend the stated maturity date of July 1, 2015 to July 1, 2017.
(4)	In addition to the stated rate, we are subject to an annual facility fee of 0.25%.
(5)	Assumes we exercise our sole option to extend the stated maturity date of April 30, 2016, by six months, twice, to April 30, 2017.
(6)	Assumes we exercise our sole option to extend the stated maturity date of June 30, 2015, by one year, to June 30, 2016.
(7)	Assumes we exercise our sole option to extend the stated maturity date of January 31, 2016, by one year, to January 31, 2017.
(8)	Includes $550.0 million of our 4.60% unsecured senior notes payable due in April 2022, and $250,000 of our 8.00% unsecured senior convertible notes payable with a maturity date of April 15, 2014.

4.60% Unsecured senior notes payable

In February 2012, we completed a $550.0 million public offering of our unsecured senior notes payable at a stated interest rate of 4.60%.  The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness.  However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay the outstanding principal balance of $250.0 million on our unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”) and to reduce the outstanding borrowings on our unsecured senior line of credit.

5.     Secured and unsecured senior debt (continued)

The requirements of the key financial covenants under our unsecured senior notes payable as of March 31, 2013, are as follows:

Covenant Ratios (1)	Requirement
Total Debt to Total Assets	Less than or equal to 60%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%
Secured Debt to Total Assets	Less than or equal to 40%

(1)

For a definition of the ratios used in the table above, refer to the indenture dated February 29, 2012 (“Indenture”), which governs the unsecured senior notes payable, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 29, 2012.

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

Unsecured senior line of credit and unsecured senior bank term loans

In April 2012, we amended our $1.5 billion unsecured senior line of credit with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500.0 million, and reduce the interest rate for outstanding borrowings.  The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend the maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit and unsecured senior bank term loan agreements, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from the 2.40% in effect immediately prior to the modification.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25% based on the aggregate commitments outstanding.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees.

In April 2012, we also amended our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) and 2017 unsecured senior bank term loan (“2017 Unsecured Senior Bank Term Loan”), conforming the financial covenants contained in our unsecured senior bank term loan agreements to those contained in our amended $1.5 billion unsecured senior line of credit.

In February 2012, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees as a result of the early repayment of $250.0 million of our 2012 Unsecured Senior Bank Term Loan.  The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of March 31, 2013, are as follows:

Covenant Ratios (1)	Requirement
Leverage Ratio	Less than or equal to 60.0%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x
Secured Debt Ratio	Less than or equal to 40.0%
Unsecured Leverage Ratio	Less than or equal to 60.0%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x

(1)

For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, dated April 30, 2012, which were filed as exhibits to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.

5.      Secured and unsecured senior debt (continued)

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (1) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (2) incur certain secured or unsecured indebtedness.  Additionally, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes.  As of March 31, 2013, we were in compliance with all such covenants.

Unsecured senior convertible notes

The following tables summarize the balances, significant terms, and components of interest cost recognized (excluding amortization of loan fees and before the impact of capitalized interest) on our unsecured senior convertible notes (dollars in thousands):

	8.00% Unsecured Senior Convertible Notes
	March 31,	December 31,
	2013	2012
Principal amount	$250	$250
Unamortized discount	(8)	(9)
Net carrying amount of liability component	$242	$241

Carrying amount of equity component	$27	$27
Number of shares on which the aggregate consideration to be delivered on conversion is determined	6,146	6,146

Issuance date	April 2009
Stated interest rate	8.00%
Effective interest rate at March 31, 2013	11.00%
Conversion rate per $1,000 principal value of unsecured senior convertible notes, as adjusted, as of March 31, 2013	24.5836

	8.00% Unsecured Senior Convertible Notes
	Three Months Ended
	March 31,
	2013	2012
Contractual interest	$5	$5
Amortization of discount on liability component	1	1
Total interest cost	$6	$6

5.      Secured and unsecured senior debt (continued)

The following table outlines our interest expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Gross interest	$32,041	$31,493
Capitalized interest	(14,021)	(15,266)
Interest expense (1)	$18,020	$16,227

(1)         Includes interest expense related to and classified in income from discontinued operations in the accompanying condensed consolidated statements of income.

6.      Interest rate swap agreements

During the three months ended March 31, 2013 and 2012, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the three months ended March 31, 2013 and 2012, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair values of our interest rate swap agreements that are designated and that qualify as cash flow hedges is classified in accumulated other comprehensive loss.

The following table reflects the effective portion of the unrealized loss recognized in other comprehensive loss for our interest rate swaps related to the change in fair value for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Unrealized loss recognized in other comprehensive loss related to the effective portion of changes in the fair values of our interest rate swap agreements	$(133)	$(4,073)

Losses are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $14.0 million accumulated other comprehensive loss to interest expense as an increase to interest expense.  The following table indicates the classification in the condensed consolidated statements of income and the effective portion of the loss reclassified from accumulated other comprehensive income into earnings for our cash flow hedge contracts for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss reclassified from accumulated other comprehensive income to earnings as an increase to interest expense (effective portion)	$4,308	$5,775

6.      Interest rate swap agreements (continued)

As of March 31, 2013, and December 31, 2012, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $16.5 million and $20.7 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Under our interest rate swap agreements, we have no collateral posting requirements.  We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of March 31, 2013 (in thousands):

			Interest Pay	Fair Value as of	Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Rate (1)	March 31, 2013 (2)	March 31, 2013	December 31, 2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(2,398)	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2013	4.642%	(1,120)	50,000	–
December 2006	November 30, 2009	March 31, 2014	5.015%	(3,616)	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023%	(3,622)	75,000	75,000
December 2011	December 31, 2012	December 31, 2013	0.640%	(791)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(791)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(399)	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(399)	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,676)	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,674)	–	250,000
Total				$(16,486)	$1,000,000	$700,000

(1)

In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.75%.

(2)	Includes accrued interest and credit valuation adjustment.

7.      Fair value measurements

Recurring fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels as follows: (1) quoted prices in active markets for identical assets or liabilities, (2) “significant other observable inputs,” and (3) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2013 and 2012.

7.      Fair value measurements (continued)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2013, and December 31, 2012 (in thousands):

		March 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$3,125	$3,125	$–	$–

Liabilities:
Interest rate swap agreements	$16,486	$–	$16,486	$–

		December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	“Significant Other Observable Inputs”	“Significant Unobservable Inputs”
Assets:
Marketable securities	$2,709	$2,709	$–	$–

Liabilities:
Interest rate swap agreements	$20,661	$–	$20,661	$–

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our “available-for-sale” securities and our interest rate swap agreements, respectively, have been recognized at fair value.  The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, unsecured senior bank term loans, and unsecured senior convertible notes were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of March 31, 2013, and December 31, 2012, the book and fair values of our marketable securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Marketable securities	$3,125	$3,125	$2,709	$2,709
Interest rate swap agreements	$(16,486)	$(16,486)	$(20,661)	$(20,661)
Secured notes payable	$(730,714)	$(799,242)	$(716,144)	$(788,455)
Unsecured senior notes payable	$(549,816)	$(588,743)	$(549,805)	$(593,350)
Unsecured senior line of credit	$(554,000)	$(554,000)	$(566,000)	$(567,196)
Unsecured senior bank term loans	$(1,350,000)	$(1,358,228)	$(1,350,000)	$(1,405,124)

Fair value measurements for other than on a recurring basis

See discussion under Note 3, Investments in Real Estate, Net – Impairment of Real Estate Assets.

8.                     Earnings per share

We use income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”), are dilutive or antidilutive to earnings per share.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and earnings per share required by the SEC and the Financial Accounting Standards Board, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the condensed consolidated statements of income and included in the numerator for the computation of earnings per share for income from continuing operations.

The land parcels we sold during the three months ended March 31, 2012 did not meet the criteria for classification as discontinued operations because the land parcels did not have significant operations prior to disposition.  Accordingly, for the three months ended March 31, 2012, we classified approximately $1.9 million as gain on sales of land parcels below income from discontinued operations, net, in the accompanying condensed consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator for computation of earnings per share.

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

8.                     Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$29,423	$26,266
Gain on sale of land parcel	–	1,864
Net income attributable to noncontrolling interests	(982)	(711)
Dividends on preferred stock	(6,471)	(7,483)
Preferred stock redemption charge	–	(5,978)
Net income attributable to unvested restricted stock awards	(342)	(235)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	21,628	13,723

Income from discontinued operations, net	814	4,645
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$22,442	$18,368

Weighted average shares of common stock outstanding – basic	63,161,319	61,507,807
Dilutive effect of stock options	–	1,160
Weighted average shares of common stock outstanding – diluted	63,161,319	61,508,967

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.35	$0.22
Discontinued operations, net	0.01	0.08
Earnings per share – basic and diluted	$0.36	$0.30

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the three months ended March 31, 2013 and 2012, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three months ended March 31, 2013 and 2012, since the impact was antidilutive to earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

9.                    Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$29,423	$26,266
Gain on sale of land parcel	–	1,864
Less: net income attributable to noncontrolling interests	(982)	(711)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	28,441	27,419

Income from discontinued operations, net	814	4,645
Less: net income from discontinued operations attributable to noncontrolling interests	–	–
Net income attributable to Alexandria Real Estate Equities, Inc.	$29,255	$32,064

10.             Stockholders’ equity

“At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  Net proceeds from the sales were used to pay down the outstanding balance on our unsecured senior line of credit or other borrowings, and for general corporate purposes.  As of March 31, 2013, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Dividends

In March 2013, we declared cash dividends for the first quarter of 2013 on our common stock aggregating approximately $38.2 million, or $0.60 per share.  In March 2013, we also declared cash dividends for the first quarter of 2013 on our Series D Convertible Preferred Stock aggregating approximately $4.4 million, or $0.4375 per share.  Additionally, we declared cash dividends for the third quarter of 2012 on our Series E Preferred Stock aggregating approximately $2.1 million, or $0.403125 per share.  In April 2013, we paid the cash dividends for the third quarter of 2012 on our common stock, Series D Convertible Preferred Stock, and Series E Preferred Stock.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Unrealized gain on marketable securities	Unrealized gain on interest rate swap agreements	Unrealized loss on foreign currency translation	Total
Balance as of December 31, 2012	$1,473	$(20,661)	$(5,645)	$(24,833)

Other comprehensive income (loss) before reclassifications	316	(133)	(2,276)	(2,093)
Amounts reclassified from other comprehensive income	(272)	4,308	–	4,036
Net other comprehensive income (loss)	44	4,175	(2,276)	1,943

Balance as of March 31, 2013	$1,517	$(16,486)	$(7,921)	$(22,890)

10.             Stockholders’ equity (continued)

The effects on amounts reclassified from accumulated other comprehensive income related to unrealized gain on marketable securities and unrealized gain on interest rate swap agreements are recognized in other income and interest expenses, respectively, in the accompanying condensed consolidated statements of income.

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100,000,000 shares of preferred stock, of which 15,200,000 shares were issued and outstanding as of March 31, 2013.  In addition, 200,000,000 shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2013.

11.             Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned 10 properties and two development parcels as of March 31, 2013, and are included in our condensed consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying condensed consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of March 31, 2013, and December 31, 2012, our redeemable noncontrolling interest balances were approximately $14.5 million and $14.6 million, respectively.  Our remaining noncontrolling interests, aggregating approximately $47.1 million and $46.6 million as of March 31, 2013, and December 31, 2012, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying condensed consolidated balance sheets.

12.             Discontinued operations

The following is a summary of net assets of discontinued operations and income from discontinued operations, net (in thousands):

	March 31,	December 31,
	2013	2012
Properties “held for sale,” net	$7,562	$76,440
Other assets	574	4,546
Total assets	8,136	80,986

Total liabilities	(149)	(3,233)
Net assets of discontinued operations	$7,987	$77,753

	Three Months Ended
	March 31,
	2013	2012
Total revenues	$3,496	$9,308
Operating expenses	1,412	3,043
Total revenues less operating expenses	2,084	6,265
Interest expense	–	1
Depreciation expense	930	1,619
Loss on sale of real estate	340	–
Income from discontinued operations, net	$814	$4,645

Income from discontinued operations, net, for the three months ended March 31, 2013, includes the results of operations of three operating properties that were classified as “held for sale” as of March 31, 2013, and the results of operations and gain related to the sale of six properties sold during the three months ended March 31, 2013.  Income from discontinued operations, net, for the three months ended March 31, 2012, includes the results of operations of nine operating properties that were classified as “held for sale” as of March 31, 2013.  For additional discussion regarding real estate asset sales, see discussion under Note 3, Investments in Real Estate, Net.

13.             Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly 100% owned subsidiary of the Issuer.  The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP.  The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2013, and December 31, 2012, and the condensed consolidating statements of income, comprehensive income, and cash flows for the three months ended March 31, 2013 and 2012, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc. on a consolidated basis, and consolidated amounts.  In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (1) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (2) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (3) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP.  All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”  All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet

as of March 31, 2013
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$–	$–	$6,375,182	$–	$6,375,182
Cash and cash equivalents	39,012	–	47,989	–	87,001
Restricted cash	45	–	29,963	–	30,008
Tenant receivables	52	–	9,209	–	9,261
Deferred rent	–	–	170,100	–	170,100
Deferred leasing and financing costs, net	29,093	–	130,779	–	159,872
Investments	–	12,306	111,237	–	123,543
Investments in and advances to affiliates	5,896,678	5,434,845	110,924	(11,442,447)	–
Intercompany note receivable	3,042	–	–	(3,042)	–
Other assets	18,415	–	117,698	(161)	135,952
Total assets	$5,986,337	$5,447,151	$7,103,081	$(11,445,650)	$7,090,919

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$–	$–	$730,714	$–	$730,714
Unsecured senior notes payable	549,816	–	–	–	549,816
Unsecured senior line of credit	554,000	–	–	–	554,000
Unsecured senior bank term loans	1,350,000	–	–	–	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	55,257	–	312,057	(161)	367,153
Dividends payable	43,661	–	294	–	43,955
Intercompany note payable	–	–	3,042	(3,042)	–
Total liabilities	2,552,734	–	1,046,107	(3,203)	3,595,638
Redeemable noncontrolling interests	–	–	14,534	–	14,534
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,433,603	5,447,151	5,995,296	(11,442,447)	3,433,603
Noncontrolling interests	–	–	47,144	–	47,144
Total equity	3,433,603	5,447,151	6,042,440	(11,442,447)	3,480,747
Total liabilities, noncontrolling interests, and equity	$5,986,337	$5,447,151	$7,103,081	$(11,445,650)	$7,090,919

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet

as of December 31, 2012
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

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Three Months Ended March 31, 2013
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$111,776	$–	$111,776
Tenant recoveries	–	–	35,611	–	35,611
Other income (loss)	2,567	(66)	3,600	(3,108)	2,993
Total revenues	2,567	(66)	150,987	(3,108)	150,380

Expenses:
Rental operations	33	–	45,191	–	45,224
General and administrative	10,247	–	4,509	(3,108)	11,648
Interest	11,720	–	6,300	–	18,020
Depreciation and amortization	1,473	–	44,592	–	46,065
Total expenses	23,473	–	100,592	(3,108)	120,957
(Loss) income from continuing operations before equity in earnings of affiliates	(20,906)	(66)	50,395	–	29,423

Equity in earnings of affiliates	49,807	47,239	960	(98,006)	–
Income from continuing operations	28,901	47,173	51,355	(98,006)	29,423

Income from discontinued operations, net	354	–	460	–	814
Net income	29,255	47,173	51,815	(98,006)	30,237

Net income attributable to noncontrolling interests	–	–	982	–	982
Dividends on preferred stock	6,471	–	–	–	6,471
Net income attributable to unvested restricted stock awards	342	–	–	–	342
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,442	$47,173	$50,833	$(98,006)	$22,442

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income

for the Three Months Ended March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$–	$–	$101,201	$–	$101,201
Tenant recoveries	–	–	31,882	–	31,882
Other income	2,536	585	2,882	(3,375)	2,628
Total revenues	2,536	585	135,965	(3,375)	135,711

Expenses:
Rental operations	–	–	40,453	–	40,453
General and administrative	9,497	–	4,235	(3,375)	10,357
Interest	10,569	–	5,657	–	16,226
Depreciation and amortization	1,018	–	40,768	–	41,786
Loss on early extinguishment of debt	623	–	–	–	623
Total expenses	21,707	–	91,113	(3,375)	109,445
(Loss) income from continuing operations before equity in earnings of affiliates	(19,171)	585	44,852	–	26,266

Equity in earnings of affiliates	50,008	45,699	914	(96,621)	–
Income from continuing operations	30,837	46,284	45,766	(96,621)	26,266

Income from discontinued operations, net	1,227	–	3,418	–	4,645
Gain on sale of land parcel		–	1,864	–	1,864
Net income	32,064	46,284	51,048	(96,621)	32,775

Net income attributable to noncontrolling interests	–	–	711	–	711
Dividends on preferred stock	7,483	–	–	–	7,483
Preferred stock redemption charge	5,978	–	–	–	5,978
Net income attributable to unvested restricted stock awards	235	–	–	–	235
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,368	$46,284	$50,337	$(96,621)	$18,368

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended March 31, 2013
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$29,255	$47,173	$51,815	$(98,006)	$30,237
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	–	(8)	324	–	316
Reclassification adjustment for gains included in net income	–	38	(310)	–	(272)
Unrealized gains on marketable securities, net	–	30	14	–	44
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(133)	–	–	–	(133)
Reclassification adjustment for amortization of interest expense included in net income	4,308	–	–	–	4,308
Unrealized gains on interest rate swaps, net	4,175	–	–	–	4,175
Foreign currency translation losses	–	–	(2,360)	–	(2,360)
Total other comprehensive income	4,175	30	(2,346)	–	1,859
Comprehensive income	33,430	47,203	49,469	(98,006)	32,096
Less: comprehensive income attributable to noncontrolling interests	–	–	(898)	–	(898)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$33,430	$47,203	$48,571	$(98,006)	$31,198

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income

for the Three Months Ended March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32,064	$46,284	$51,048	$(96,621)	$32,775
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	–	31	643	–	674
Reclassification adjustment for gains included in net income	–	(11)	(913)	–	(924)
Unrealized gains (losses) on marketable securities, net	–	20	(270)	–	(250)
Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(4,073)	–	–	–	(4,073)
Reclassification adjustment for amortization of interest expense included in net income	5,775	–	–	–	5,775
Unrealized gains on interest rate swaps, net	1,702	–	–	–	1,702
Foreign currency translation gain	–	–	9,959	–	9,959
Total other comprehensive income	1,702	20	9,689	–	11,411
Comprehensive income	33,766	46,304	60,737	(96,621)	44,186
Less: comprehensive income attributable to noncontrolling interests	–	–	(699)	–	(699)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$33,766	$46,304	$60,038	$(96,621)	$43,487

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows

for the Three Months Ended March 31, 2013
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$29,255	$47,173	$51,815	$(98,006)	$30,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,473	–	45,522	–	46,995
Loss on sale of real estate	–	–	340	–	340
Amortization of loan fees and costs	1,680	–	706	–	2,386
Amortization of debt premiums/discounts	11	–	104	–	115
Amortization of acquired above and below market leases	–	–	(830)	–	(830)
Deferred rent	–	–	(6,198)	–	(6,198)
Stock compensation expense	3,349	–	–	–	3,349
Equity in income related to subsidiaries	(49,807)	(47,239)	(960)	98,006	–
Gain on sales of investments	–	(121)	(325)	–	(446)
Loss on sales of investments	–	187	199	–	386
Changes in operating assets and liabilities:
Restricted cash	7	–	1,499	–	1,506
Tenant receivables	(51)	–	(767)	–	(818)
Deferred leasing costs	(350)	–	(11,407)	–	(11,757)
Other assets	29,445	–	(36,747)	–	(7,302)
Intercompany receivables and payables	(21)	–	21	–	–
Accounts payable, accrued expenses, and tenant security deposits	(16,301)	–	5,579	–	(10,722)
Net cash (used in) provided by operating activities	(1,310)	–	48,551	–	47,241

Investing Activities
Proceeds from sale of properties	10,796	–	69,407	–	80,203
Additions to properties	–	–	(139,245)	–	(139,245)
Change in restricted cash related to construction projects	–	–	(17)	–	(17)
Contributions to unconsolidated real estate entity	–	–	(2,074)	–	(2,074)
Investments in subsidiaries	(14,842)	(30,986)	–	45,828	–
Additions to investments	–	(3)	(10,360)	–	(10,363)
Proceeds from investments	–	252	1,720	–	1,972
Net cash used in investing activities	(4,046)	(30,737)	(80,569)	45,828	(69,524)

Financing Activities
Principal borrowings from secured notes payable	–	–	17,215	–	17,215
Repayments of borrowings from secured notes payable	–	–	(2,749)	–	(2,749)
Principal borrowings from unsecured senior line of credit	179,000	–	–	–	179,000
Repayments of borrowings from unsecured senior line of credit	(191,000)	–	–	–	(191,000)
Transfer to/from parent company	–	28,823	17,005	(45,828)	–
Change in restricted cash related to financings	–	–	8,656	–	8,656
Deferred financing costs paid	(41)	–	(5)	–	(46)
Dividends paid on common stock	(35,687)	–	–	–	(35,687)
Dividends paid on preferred stock	(6,471)	–	–	–	(6,471)
Distributions to noncontrolling interests	–	–	(427)	–	(427)
Net cash (used in) provided by financing activities	(54,199)	28,823	39,695	(45,828)	(31,509)

Effect of foreign exchange rate changes on cash and cash equivalents	–	–	(178)	–	(178)

Net (decrease) increase in cash and cash equivalents	(59,555)	(1,914)	7,499	–	(53,970)
Cash and cash equivalents at beginning of period	98,567	1,914	40,490	–	140,971
Cash and cash equivalents at end of period	$39,012	$–	$47,989	$–	$87,001

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$3,735	$–	$6,229	$–	$9,964

Non-Cash Investing Activities
Note receivable from sale of real estate	$29,820	$–	$9,000	$–	$38,820
Changes in accrued capital expenditures	$–	$–	$(37,045)	$–	$(37,045)

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows

for the Three Months Ended March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$32,064	$46,284	$51,048	$(96,621)	$32,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,393	–	42,012	–	43,405
Loss on early extinguishment of debt	623	–	–	–	623
Gain on sale of land parcel	–	–	(1,864)	–	(1,864)
Amortization of loan fees and costs	1,792	–	851	–	2,643
Amortization of debt premiums/discounts	81	–	98	–	179
Amortization of acquired above and below market leases	–	–	(800)	–	(800)
Deferred rent	17	–	(8,813)	–	(8,796)
Stock compensation expense	3,293	–	–	–	3,293
Equity in income related to investments	–	26	–	–	26
Equity in income related to subsidiaries	(50,008)	(45,699)	(914)	96,621	–
Gain on sales of investments	–	(611)	(1,388)	–	(1,999)
Loss on sales of investments	–	–	1	–	1
Changes in operating assets and liabilities:
Restricted cash	(3)	–	865	–	862
Tenant receivables	(9)	–	(1,228)	–	(1,237)
Deferred leasing costs	4,266	–	(11,277)	–	(7,011)
Other assets	22	–	(2,433)	–	(2,411)
Accounts payable, accrued expenses, and tenant security deposits	(23,545)	–	13,541	–	(10,004)
Net cash (used in) provided by operating activities	(30,014)	–	79,699	–	49,685

Investing Activities
Additions to properties	(304)	–	(120,281)	–	(120,585)
Purchase of properties	–	–	(19,946)	–	(19,946)
Change in restricted cash related to construction projects	–	–	(1,400)	–	(1,400)
Distribution from unconsolidated real estate entity	–	–	22,250	–	22,250
Contributions to unconsolidated real estate entity	–	–	(3,914)	–	(3,914)
Investments in subsidiaries	(52,639)	(43,773)	(1,216)	97,628	–
Additions to investments	–	(119)	(5,319)	–	(5,438)
Proceeds from investments	–	1,149	3,636	–	4,785
Net cash used in investing activities	$(52,943)	$(42,743)	$(126,190)	$97,628	$(124,248)

13.   Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)

for the Three Months Ended March 31, 2012
(In thousands)

(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayments of borrowings from secured notes payable	$–	$–	$(2,688)	$–	$(2,688)
Proceeds from issuance of unsecured senior notes payable	544,649	–	–	–	544,649
Principal borrowings from unsecured senior line of credit	248,000	–	–	–	248,000
Repayments of borrowings from unsecured senior line of credit	(451,000)	–	–	–	(451,000)
Repayment of unsecured senior bank term loan	(250,000)	–	–	–	(250,000)
Repurchase of unsecured senior convertible notes	(83,801)	–	–	–	(83,801)
Proceeds from issuance of Series E Preferred Stock	124,868	–	–	–	124,868
Change in restricted cash related to financings	–	–	(15,955)	–	(15,955)
Transfers due to/from parent company	–	44,217	53,411	(97,628)	–
Deferred financing costs paid	(5,184)	–	(116)	–	(5,300)
Proceeds from exercise of stock options	112	–	–	–	112
Dividends paid on common stock	(30,386)	–	–	–	(30,386)
Dividends paid on preferred stock	(7,089)	–	–	–	(7,089)
Distributions to redeemable noncontrolling interests	–	–	(315)	–	(315)
Contributions by noncontrolling interests	–	–	625	–	625
Distributions to noncontrolling interests	–	–	(369)	–	(369)
Net cash provided by financing activities	90,169	44,217	34,593	(97,628)	71,351

Effect of foreign exchange rate changes on cash and cash equivalents	–	–	2,034	–	2,034

Net increase (decrease) in cash and cash equivalents	7,212	1,474	(9,864)	–	(1,178)
Cash and cash equivalents at beginning of period	10,608	–	67,931	–	78,539
Cash and cash equivalents at end of period	$17,820	$1,474	$58,067	$–	$77,361

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$8,855	$–	$3,121	$–	$11,976

Non-Cash Investing Activities
Changes in accrued capital expenditures	$(2,000)	$–	$11,396	$–	$9,396

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

•                  Potential decreases in U.S. National Institute of Health (“NIH”) funding;

•                  U.S. government client tenants’ not receiving government funding;

•                  Government-driven changes to the healthcare system that may reduce pricing of drugs, negatively impact healthcare coverage, or negatively impact reimbursement of healthcare services and products;

•                  The nature and extent of future competition;

•                  Lower rental rates and/or higher vacancy rates;

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

This list of risks and uncertainties is not exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2012.  Readers of this quarterly report on Form 10-Q should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

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

Overview

We are a self-administered and self-managed investment-grade REIT.  We are the largest and leading REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry.  Founded in 1994, we are the first REIT to identify and pursue the laboratory niche and have since had the first-mover advantage in the core life science cluster locations including Greater Boston, San Francisco Bay Area, San Diego, New York City, Seattle, Suburban Washington, D.C., and Research Triangle Park.  Our high-credit client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth.  The key elements to our strategy include our consistent focus on high-quality assets and operations in the top life science cluster locations with our properties located in close proximity to life science entities, driving growth and technological advances within each cluster.  These locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants and limited supply of available space.  They represent highly desirable locations for tenancy by life science entities because of the close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses.  Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to attract new and leading life science client tenants and value-added real estate.  We executed our initial public offering in 1997 and received our investment-grade ratings in 2011.

As of March 31, 2013, we had 173 properties aggregating approximately 16.7 million rentable square feet, composed of approximately 14.2 million rentable square feet of operating properties, approximately 2.1 million rentable square feet undergoing active development, and approximately 0.4 million rentable square feet undergoing active redevelopment.  Our operating properties were approximately 93.0% leased as of March 31, 2013.   Investment-grade client tenants represented 46% of our total annualized base rent as of March 31, 2013.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

First Quarter Ended March 31, 2013 Highlights

•                  FFO per share – diluted of $1.11, up 3%, for the three months ended March 31, 2013, over March 31, 2012

•                  AFFO per share – diluted of $1.08, up 6%, for the three months ended March 31, 2013, over March 31, 2012

•                  EPS - diluted of $0.36, up 20%, for the three months ended March 31, 2013, over March 31, 2012

Core operating metrics

•                  Total revenues were $150.4 million, up 11%, for the three months ended March 31, 2013, compared to total revenues for the three months ended March 31, 2012, of $135.7 million;

•                  Net operating income (“NOI”) was $105.2 Million, up 10%, for the three months ended March 31, 2013, compared to NOI for the three months ended March 31, 2012, of $95.3 million;

•                  Investment-grade client tenants represented 46% of total annualized base rent (“ABR”);

•                  Investment-grade client tenants represented 78% of top 10 client tenants’ ABR;

•                  Operating margins remained steady at 70% for the three months ended March 31, 2013;

•                  Annual rent escalations in 96% of leases;

•                  Same property net operating income increased by 8.8% and 0.4% on a cash and GAAP basis, respectively, for the three months ended March 31, 2013, compared to same property net operating income for the three months ended March 31, 2012;

•                  Solid leasing activity during the three months ended March 31, 2013;

•                        Executed 44 leases for 703,000 rentable square feet (“RSF”), including 457,000 RSF of development and redevelopment space;

•                        RSF of remaining expiring leases in 2013 are modest at 4.1% of total RSF;

•                        Rental rate increase of 5.9% and 12.7% on a cash and GAAP basis, respectively, on renewed/re-leased space

•                        Key life science space leasing;

•                  ARIAD Pharmaceuticals, Inc. leased 244,000 RSF in the greater Boston market;

•                  Onyx Pharmaceuticals, Inc. leased 107,250 RSF in the San Francisco Bay area market;

•                  Occupancy of 94.2% for North America operating properties as of March 31, 2013, and occupancy of 91.8% for North America operating and redevelopment properties as of March 31, 2013, compared to occupancy of 94.6% for North America operating properties as of December 31, 2012, and occupancy of 91.6% for North America operating and redevelopment properties as of December 31, 2012.

Value-added opportunities and external growth

During the three months ended March 31, 2013, we executed leases aggregating 355,000 and 102,000 rentable square feet, respectively, related to our development and redevelopment projects.

Our initial stabilized yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  Our cash rents related to our value-added projects are expected to increase over time and our average stabilized cash yields are expected, in general, to be greater than our initial stabilized yields.  Initial stabilized yield is calculated as the quotient of the estimated amounts of NOI and our investment in the property at stabilization (“Initial Stabilized Yield”).

The following table summarizes the commencement of key development projects (dollars in thousands, except per rentable square foot amounts):

				Investment			Initial
	Commencement			at		Cost Per	Stabilized Yield		Key
Address/Market	Date	RSF	Pre-Leased %	Completion (1)		RSF	Cash	GAAP	Client Tenant
Development
75/125 Binney Street/Greater Boston	January 2013	386,275	63%	$351,439	(1)	$910	8.0%	8.2%	ARIAD Pharmaceuticals, Inc.
269 East Grand Avenue/San Francisco Bay Area	March 2013	107,250	100%	$51,300		$478	8.1%	9.3%	Onyx Pharmaceuticals, Inc.

(1)             See “Projected Unconsolidated Joint Venture” on page 64 for further details regarding our guidance for funding the costs to complete

Balance sheet strategy and significant milestones

Our balance sheet strategy continues to focus on our leverage of net debt to adjusted EBITDA of approximately 6.5x targeted by December 31, 2013, by funding our significant Class A development and redevelopment projects in top life science cluster locations with leverage-neutral sources of capital and with the continuing execution of our asset recycling program. Our leverage will reflect periodic increases and decreases quarter to quarter as we execute and deliver our construction projects and capital plan, including our asset sales program.  See “Liquidity and Capital Resources – Sources and Uses of Capital” for additional information.  Our strategy to improve leverage includes:

•                  We expect growth in annualized EBITDA from the fourth quarter 2012 to the fourth quarter 2013 due primarily to the completion of significant value-added projects; 93% leased;

•                  We continue to execute our asset recycling program to monetize non-strategic income-producing and non-income producing assets to reduce outstanding debt and provide funds for reinvestment into Class A, CBD, and urban locations in close proximity to leading academic medical research centers;

•                        We sold $124.3 million of income-producing asset sales during the three months ended March 31, 2013; assets sold in first quarter of 2013 generated a weighted-average unlevered internal rate of return of 11% during our ownership period);

•                        We are targeting sales of $209 million to $259 million of non-income-producing assets for the remainder of the year ended December 31, 2013;

•                  $45 million of non-income-producing asset sales under negotiation;

•                  $60 million to $70 million projected partial sale of an interest in the ground-up development of 75/125 Binney Street;

•                  $104 million to $144 million to be identified in the near term;

•                  We expect to continue our present strategy of minimizing the issuance of common equity to achieve a net debt to adjusted EBITDA ratio of approximately 6.5x targeted by December 31, 2013;

•                  Our liquidity available under our unsecured senior line of credit and from cash and cash equivalents was approximately $1.0 billion as of March 31, 2013; and

•                  We anticipate reducing our unhedged variable rate debt as a percentage of total debt to less than 18% targeted by December 31, 2013.

As of March 31, 2013, we have completed all significant sales of income-producing assets targeted for 2013.  See our real estate sales discussion in our Sources and Uses of Capital section on page 62.  In addition to the asset sales completed in the first quarter of 2013, we have targeted the sale of non-income-producing assets ranging from $209 to $259 million.  See pages 56 and 57 for additional information on our target non-income-producing asset sales for 2013.

Results

Core operations

The key elements to our strategy include our consistent focus on high-quality assets and operations in the top life science cluster locations; our properties are located adjacent to life science entities, driving growth and technological advances within each cluster.  These adjacency locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, and limited supply of available space.  They represent highly desirable locations for tenancy by life science entities because of the close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses.  Our strategy also includes drawing upon our deep and longstanding life science and real estate relationships in order to attract new and leading life science client tenants that provide us with our unique ability to create value through strong tenant retention and strategic development and redevelopment projects.

The following table presents information regarding our asset base and value-added projects as of March 31, 2013, and December 31, 2012:

Rentable square feet	March 31, 2013	December 31, 2012
Operating properties	14,168,626	14,992,086
Development properties	2,060,299	1,566,774
Redevelopment properties	430,523	547,092
Total rentable square feet	16,659,448	17,105,952

Number of properties	173	178
Occupancy of operating properties	93.0%	93.4%
Occupancy of operating and redevelopment properties	90.1%	89.8%
Annualized base rent per leased rentable square foot	$34.92	$34.59

Leasing

For the three months ended March 31, 2013, we executed a total of 44 leases for approximately 703,000 rentable square feet at 29 different properties (excluding month-to-month leases).  Of this total, approximately 156,000 rentable square feet related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 547,000 rentable square feet related to developed, redeveloped, or previously vacant space.  Of the 547,000 rentable square feet, approximately 457,000 rentable square feet related to our development or redevelopment projects, and the remaining approximately 90,000 rentable square feet related to previously vacant space.  Rental rates for renewed/re-leased spaces were, on average, approximately 5.9% higher on a cash basis and approximately 12.7% higher on a GAAP basis than rental rates for the respective expiring leases.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.2 months, with respect to the 703,000 rentable square feet leased during the three months ended March 31, 2013.  Approximately 65.9% of the number of leases executed during the three months ended March 31, 2013, did not include concessions for free rent.  The weighted average lease term based on leased square feet for the leases executed during the three months ended March 31, 2013, was 8.7 years.

As of March 31, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index, and approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Twelve Months Ended			Year Ended
	March 31, 2013		March 31, 2013			December 31, 2012				December 31, 2011			December 31, 2010
Leasing activity:	Cash	GAAP	Cash		GAAP	Cash		GAAP		Cash		GAAP	Cash	GAAP
Lease expirations
Number of leases	49	49	152		152	162		162		158		158	129	129
Rentable square footage	360,956	360,956	2,183,948		2,183,948	2,350,348		2,350,348		2,689,257		2,689,257	2,416,291	2,416,291
Expiring rates	$32.83	$30.21	$30.95		$28.15	$30.03		$27.65		$29.98		$28.42	$27.18	$28.54

Renewed/re-leased space
Number of leases	19	19	85		85	102		102		109		109	89	89
Leased rentable square footage	155,881	155,881	1,356,755		1,356,755	1,475,403		1,475,403		1,821,866		1,821,866	1,777,966	1,777,966
Expiring rates	$29.70	$28.12	$31.78		$30.20	$30.47		$28.87		$30.73		$28.79	$28.84	$30.54
New rates	$31.45	$31.70	$31.45		$32.08	$29.86		$30.36		$30.16		$30.00	$29.41	$32.04
Rental rate changes	5.9%	12.7%	(1.0%	)	6.2%	(2.0%	) (1)	5.2%	(1)	(1.9%	)	4.2%	2.0%	4.9%
TI’s/lease commissions per square foot	$5.66	$5.66	$5.93		$5.93	$6.22		$6.22		$5.82		$5.82	$4.40	$4.40
Average lease terms	2.6 years	2.6 years	4.7 years		4.7 years	4.7 years		4.7 years		4.2 years		4.2 years	8.1 years	8.1 years

Developed/redeveloped/previously vacant space leased
Number of leases	25	25	83		83	85		85		81		81	53	53
Rentable square footage	547,020	547,020	1,715,316		1,715,316	1,805,693		1,805,693		1,585,610		1,585,610	966,273	966,273
New rates	$50.89	$52.54	$35.08		$36.30	$30.66		$32.56		$33.45		$36.00	$36.33	$39.89
TI’s/lease commissions per square foot	$7.52	$7.52	$9.77		$9.77	$11.02		$11.02		$12.78		$12.78	$8.10	$8.10
Average lease terms	10.4 years	10.4 years	9.2 years		9.2 years	9.0 years		9.0 years		8.9 years		8.9 years	9.7 years	9.7 years

Leasing activity summary:
Totals (2)
Number of leases	44	44	168		168	187		187		190		190	142	142
Rentable square footage	702,901	702,901	3,072,071		3,072,071	3,281,096		3,281,096		3,407,476		3,407,476	2,744,239	2,744,239
New rates	$46.58	$47.92	$33.48		$34.44	$30.30		$31.57		$31.69		$32.79	$31.84	$34.80
TI’s/lease commissions per square foot	$7.11	$7.11	$8.07		$8.07	$8.87		$8.87		$9.06		$9.06	$5.70	$5.70
Average lease terms	8.7 years	8.7 years	7.3 years		7.3 years	7.1 years		7.1 years		6.4 years		6.4 years	8.7 years	8.7 years

(1)

Excluding one lease for 48,000 rentable square feet in the Research Triangle Park market, and two leases for 141,000 rentable square feet in the Suburban Washington, D.C., market, rental rates for renewed/re-leased space were, on average, 0.4% higher and 7.1% higher than rental rates for expiring leases on a cash and GAAP basis, respectively.

(2)	Excludes 14 month-to-month leases for approximately 53,946 rentable square feet.

During the three months ended March 31, 2013, we granted tenant concessions/free rent averaging approximately 1.2 month with respect to the 702,901 rentable square feet leased.

Lease Structure	March 31, 2013
Percentage of triple net leases	94%
Percentage of leases containing annual rent escalations	96%
Percentage of leases providing for the recapture of capital expenditures	92%

The following chart presents development/redevelopment space leased and renewed/re-leased/previously vacant space leased:

Summary of Lease Expirations

The following table summarizes information with respect to the lease expirations at our properties as of March 31, 2013:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	Annualized Base Rent of Expiring Leases (per RSF)
2013	63	(1)	568,189	(1)	4.1%	$29.30
2014	93		1,175,374		8.6%	$29.20
2015	75		1,385,596		10.1%	$32.75
2016	57		1,342,621		9.8%	$30.20
2017	63		1,573,451		11.5%	$30.58
2018	28		1,185,758		8.6%	$39.80
2019	22		680,031		5.0%	$32.85
2020	16		762,229		5.6%	$40.25
2021	20		799,802		5.8%	$37.12
2022	15		551,214		4.0%	$29.43
Thereafter	26		2,278,602		16.6%	$39.96

								Annualized
	2013 RSF of Expiring Leases							Base Rent of
		Negotiating/		Targeted for	Remaining			Expiring Leases		Market Rent
Market	Leased	Anticipating		Redevelopment	Expiring Leases	Total		(per RSF)		per RSF (2)
Greater Boston	4,543	31,640		–	93,642	129,825		$38.24		$25.00 - $59.00
San Francisco Bay Area	49,125	29,184		–	49,915	128,224		24.76		$20.00 - $47.00
San Diego	–	–		–	61,463	61,463		23.12		$16.00 - $36.00
Greater NYC	–	–		–	–	–		–		N/A
Suburban Washington, D.C.	–	121,068	(3)	–	54,163	175,231		33.83		$15.00 - $32.00
Seattle	–	1,350		–	5,938	7,288		17.12		$17.00 - $44.00
Research Triangle Park	1,658	10,603		–	39,044	51,305		16.46		$10.00 - $32.00
Canada	–	–		–	–	–		–		N/A
Non-cluster markets	–	3,508		–	1,000	4,508		12.35		$14.00 - $25.00
Asia	–	5,587		–	4,758	10,345		13.14	(4)	$11.00 - $26.00
Total	55,326	202,940		–	309,923	568,189	(1)	$29.30
Percentage of expiring leases	10%	36%		–%	54%	100%

							Annualized
	2014 RSF of Expiring Leases						Base Rent of
		Negotiating/	Targeted for		Remaining		Expiring Leases		Market Rent
Market	Leased	Anticipating	Redevelopment		Expiring Leases	Total	(per RSF)		per RSF (2)
Greater Boston	–	63,360	–		258,609	321,969	$37.97		$25.00 - $59.00
San Francisco Bay Area	19,177	31,760	–		292,842	343,779	27.22		$20.00 - $47.00
San Diego	–	–	–		42,717	42,717	24.72		$16.00 - $36.00
Greater NYC	–	5,271	–		85,497	90,768	38.65		$20.00 - $70.00
Suburban Washington, D.C.	7,638	8,319	85,297	(5)	71,474	172,728	19.36		$15.00 - $32.00
Seattle	–	13,935	–		5,794	19,729	43.01		$17.00 - $44.00
Research Triangle Park	–	10,527	–		38,721	49,248	21.96		$10.00 - $32.00
Canada	12,649	–	–		80,008	92,657	23.29		$20.00 - $30.00
Non-cluster markets	–	–	–		15,817	15,817	19.99		$14.00 - $25.00
Asia	–	15,760	–		3,862	19,622	13.43	(4)	$11.00 - $26.00
Total	39,464	148,932	85,297		895,341	1,169,034	$29.20
Percentage of expiring leases	3%	13%	7%		77%	100%

(1)	Excludes 14 month-to-month leases for approximately 53,946 rentable square feet.
(2)	Based upon rental rates achieved in recently executed leases over the trailing 12 months and our estimate of market rents.
(3)

Includes 54,906 rentable square feet at 5 Research Court. We expect the tenant to extend their lease beyond their 2013 lease expiration date. This property consists of non-laboratory space and upon rollover will undergo conversion into laboratory space through redevelopment.

(4)	Our current investment in this property is approximately $90 per rentable square foot.
(5)

Represents projects containing 60,000 rentable square feet and 25,000 rentable square feet at 930 Clopper Road and 1500 East Gude Drive, respectively, which we expect to convert from non-laboratory space to laboratory space through redevelopment.

Location of properties

The locations of our properties are diversified among a number of life science cluster markets.  The following table sets forth, as of March 31, 2013, the total rentable square feet and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet					Number of
Market	Operating	Development	Redevelopment	Total	% Total	Properties	Annualized Base Rent (1)

Greater Boston	3,043,048	691,487	76,241	3,810,776	23%	36	$118,060	27%

San Francisco Bay Area	2,486,751	330,030	53,980	2,870,761	17	26	93,816	22

San Diego	2,575,121	–	68,423	2,643,544	16	33	83,636	20

Greater NYC	494,656	419,806	–	914,462	5	6	31,844	7

Suburban Washington, D.C.	2,086,468	–	67,055	2,153,523	13	29	43,172	10

Seattle	680,835	–	65,681	746,516	4	10	28,346	7

Research Triangle Park	941,807	–	–	941,807	6	14	18,852	4

Canada	1,103,507	–	–	1,103,507	7	5	9,258	2

Non-cluster markets	61,002	–	–	61,002	–	2	611	–

North America	13,473,195	1,441,323	331,380	15,245,898	91	161	427,595	99

Asia	603,987	618,976	99,143	1,322,106	8	9	4,337	1

Continuing operations	14,077,182	2,060,299	430,523	16,568,004	99	170	431,932	100%

Discontinued operations	91,444	–	–	91,444	1	3	1,138

Total	14,168,626	2,060,299	430,523	16,659,448	100%	173	$433,070

(1)               Annualized base rent means the annualized fixed base rental amount in effect as of March 31, 2013 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

The chart below illustrates our annualized base rent as of March 31, 2013, in leading “brain trust” cluster markets:

Summary of occupancy percentages

The occupancy percentages of our properties are consistent throughout our science cluster markets.  The following table sets forth the occupied percentage for our operating assets and our assets under redevelopment in each of our existing markets as of March 31, 2013:

	Operating Properties			Operating and Redevelopment Properties
Market	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012

Greater Boston	95.8%	94.6%	91.7%	93.5%	91.6%	83.0%

San Francisco Bay Area	95.8	97.8	96.2	93.8	95.7	93.9

San Diego	93.4	95.1	96.1	91.0	91.9	81.5

Greater NYC	98.4	95.7	93.0	98.4	95.7	93.0

Suburban Washington, D.C.	90.8	90.9	94.2	88.0	88.1	90.4

Seattle	96.7	93.9	96.7	88.2	80.1	91.4

Research Triangle Park	93.6	95.5	95.8	93.6	95.5	95.8

Canada	94.7	98.1	91.8	94.7	98.1	91.8

Non-cluster markets	54.0	51.4	51.4	54.0	51.4	51.4

North America	94.2	94.6	94.2	91.8	91.6	87.9

Asia	67.1	66.2	N/A	57.7	55.3	N/A

Continuing operations	93.0%	93.4%	94.2%	90.1%	89.8%	87.9%

For a detail listing of our complete properties portfolio please see our “Earnings Release and Supplemental Information for First Quarter Ended March 31, 2013”.

Client tenants

Our life science properties are leased to a diverse group of client tenants, with no client tenant accounting for more than 7.1% of our annualized base rent.  The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of March 31, 2013 (dollars in thousands):

			Remaining Lease		Approximate Aggregate	Percentage of Aggregate		Percentage of Aggregate	Investment-Grade Client Tenants (3)
		Number	Term in Years		Rentable	Total	Annualized	Annualized	Fitch	Moody’s	S&P	Education/
	Client Tenant	of Leases	(1)	(2)	Square Feet	Square Feet	Base Rent	Base Rent	Rating	Rating	Rating	Research
1	Novartis AG	11	3.8	3.9	612,424	3.7%	$30,515	7.1%	AA	Aa2	AA-	–
2	Illumina, Inc.	1	18.6	18.6	497,078	3.0	19,531	4.5	–	–	–	–
3	Bristol-Myers Squibb Company	6	4.6	4.9	419,624	2.5	15,840	3.7	A	A2	A+	–
4	Eli Lilly and Company	5	8.3	9.9	262,182	1.6	15,068	3.5	A	A2	AA-	–
5	FibroGen, Inc.	1	10.6	10.6	234,249	1.4	14,197	3.3	–	–	–	–
6	Roche	3	5.0	5.1	348,918	2.1	13,867	3.2	AA-	A1	AA	–
7	United States Government	9	4.0	5.0	332,578	2.0	13,103	3.0	AAA	Aaa	AA+	–
8	GlaxoSmithKline plc	5	6.7	6.4	208,394	1.2	10,232	2.4	A+	A1	A+	–
9	Celgene Corporation	3	8.4	8.3	250,586	1.5	9,340	2.2	–	Baa2	BBB+	–
10	Massachusetts Institute of Technology	4	4.2	4.4	185,403	1.1	8,499	2.0	–	Aaa	AAA	✓
11	Onyx Pharmaceuticals, Inc.	2	10.1	10.1	228,373	1.4	8,498	2.0	–	–	–	–
12	NYU-Neuroscience Translational Research Institute	2	11.9	10.8	86,756	0.5	8,012	1.8	A-	A3	AA-	✓
13	The Regents of the University of California	3	8.4	8.4	188,654	1.1	7,787	1.8	AA	Aa1	AA	✓
14	Alnylam Pharmaceuticals, Inc.	1	3.5	3.5	129,424	0.8	6,081	1.4	–	–	–	–
15	Gilead Sciences, Inc.	1	7.3	7.3	109,969	0.7	5,824	1.3	–	Baa1	A-	–
16	Pfizer Inc.	2	6.2	5.9	116,518	0.7	5,502	1.3	A+	A1	AA	–
17	The Scripps Research Institute	2	3.7	3.6	101,475	0.6	5,200	1.2	AA-	Aa3	–	✓
18	Theravance, Inc. (4)	2	7.2	7.2	130,342	0.8	4,895	1.1	–	–	–	–
19	Infinity Pharmaceuticals, Inc.	2	1.8	1.8	68,020	0.4	4,423	1.0	–	–	–	–
20	Quest Diagnostics Incorporated	1	3.8	3.8	248,186	1.5	4,341	1.0	BBB+	Baa2	BBB+	–
	Total/Weighted Average Top 20:	66	7.3	7.5	4,759,153	28.6%	$210,755	48.8%

(1)	Represents remaining lease term in years based on percentage of leased square feet.
(2)	Represents remaining lease term in years based on percentage of annualized base rent in effect as of March 31, 2013.
(3)	Ratings obtained from Fitch Ratings, Moody’s Investors Service, and Standard & Poor’s.
(4)	As of February 14, 2013, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

The chart below shows client tenant business type by annualized base rent as of March 31, 2013:

Development, Redevelopment, and Future Value-Added Projects

A key component of our business model is our value-added development and redevelopment projects.  These programs are focused on providing high-quality, generic, and reusable life science laboratory space to meet the real estate requirements of a wide range of clients in the life science industry.  Upon completion, each value-added project is expected to generate significant revenues and cash flows.  Our development and redevelopment projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

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

As of March 31, 2013, we had six ground-up development projects in process, including an unconsolidated joint venture development project, aggregating approximately 1,854,859 rentable square feet.  We also had seven projects undergoing conversion into laboratory space through redevelopment, aggregating approximately 331,380 rentable square feet.  These projects, along with recently delivered projects, certain future projects, and contribution from same properties, are expected to contribute significant increases in rental income, NOI, and cash flows.

Our investments in real estate, net, consisted of the following as of March 31, 2013 (dollars in thousands):

	March 31, 2013
	Book Value	Square Feet
Rental properties:
Land (related to rental properties)	$516,957
Buildings and building improvements	4,955,207
Other improvements	163,864
Rental properties	5,636,028	14,168,626
Less: accumulated depreciation	(849,891)
Rental properties, net	4,786,137

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	579,273	1,441,323
Investment in unconsolidated real estate entity	30,730	413,536
Active redevelopment in North America	141,470	331,380
Generic infrastructure/building improvement projects in North America	62,869
Active development and redevelopment in Asia	101,357	718,119
	915,699	2,904,358

Subtotal	5,701,836	17,072,984

Land/future value-added projects:
Land subject to sale negotiations (1)	45,378	399,888
Land undergoing preconstruction activities (additional CIP) in North America	305,300	2,017,667
Land held for future development in North America	238,933	3,692,181
Land held for future development/land undergoing preconstruction activities (additional CIP) in Asia	83,735	6,828,864
	673,346	12,938,600

Investments in real estate, net	$6,375,182	30,011,584

(1)         See pages 56 and 57 for additional information on our target non-income-producing asset sales for 2013.

As of March 31, 2013, our active development and redevelopment projects represent 13% of gross investments in real estate, a significant amount of which is pre-leased and expected to be primarily delivered over the next one to eight quarters.  Land undergoing preconstruction activities represents 5% of gross investment in real estate.  The largest project primarily included in land undergoing preconstruction consists of our 1.2 million developable square feet at Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts.  Land held for future development represent 4% of our non-income-producing assets.  Over the next few years, we may also identify certain land parcels for potential sale.  Non-income-producing assets as a percentage of our gross investments in real estate is targeted to decrease to a range from 15% to 17% by December 31, 2013, and targeted to be 15% or less for the subsequent periods.

The chart below shows the historical trend of non-income-producing assets as a percentage of our gross investments in real estate:

The following table provides detail on all of our active development projects in North America as of March 31, 2013 (dollars in thousands, except per rentable square foot amounts):

	Project RSF (1)		Leased Status RSF (1)
									% Leased/
Property/Market – Submarket	CIP	Total	Leased	Negotiating		Marketing		Total	Negotiating	Client Tenants
All active development projects in North America
Consolidated development projects in North America
225 Binney Street/Greater Boston – Cambridge	305,212	305,212	305,212	–		–		305,212	100%	Biogen Idec Inc.
499 Illinois Street/San Francisco Bay Area – Mission Bay	222,780	222,780	–	162,549		60,231		222,780	73%	TBA
269 East Grand Avenue/San Francisco Bay Area – South San Francisco	107,250	107,250	107,250	–		–		107,250	100%	Onyx Pharmaceuticals, Inc.
430 East 29th Street/Greater NYC – Manhattan	419,806	419,806	60,816	152,488	(2)	206,502		419,806	51%	Roche/TBA

Projected unconsolidated joint venture
75/125 Binney Street/Greater Boston – Cambridge	386,275	386,275	244,123	–		142,152	(3)	386,275	63%	ARIAD Pharmaceuticals, Inc.

Consolidated development projects in North America	1,441,323	1,441,323	717,401	315,037		408,885		1,441,323	72%

Unconsolidated joint venture
360 Longwood Avenue/Greater Boston – Longwood	413,536	413,536	154,100	–		259,436		413,536	37%	Dana-Farber Cancer Institute, Inc.

Total/weighted average	1,854,859	1,854,859	871,501	315,037		668,321		1,854,859	64%

	Investment (1)
				Projected		Cost	Initial Stabilized		Project	Initial
		Cost To Complete		Sale	Total at	Per	Yield (1)		Start	Occupancy	Stabilization
Property/Market – Submarket	CIP	2013	Thereafter	of Interest	Completion	RSF	Cash	GAAP	Date (1)	Date (1)	Date (1)
All active development projects in North America
Consolidated development projects in North America
225 Binney Street/Greater Boston – Cambridge	$118,595	$61,678	$–	$–	$180,273	$591	7.5%	8.1%	4Q11	4Q13	4Q13
499 Illinois Street/San Francisco Bay Area – Mission Bay	$116,110	$14,298	$22,801	$–	$153,209	$688	6.4%	7.2%	2Q11	2Q14	2014
269 East Grand Avenue/San Francisco Bay Area – South San Francisco (4)	$8,037	$13,100	$30,163	$–	$51,300	$478	8.1%	9.3%	1Q13	4Q14	2014
430 East 29th Street/Greater NYC – Manhattan	$239,086	$113,879	$110,280	$–	$463,245	$1,103	6.6%	6.5%	4Q12	4Q13	2015

Projected unconsolidated joint venture
75/125 Binney Street/Greater Boston – Cambridge (5)	$97,445	$90,871	$163,123	$–	$351,439	$910	8.0%	8.2%	1Q13	1Q15	2015
JV partner capital/JV construction loan	$–	$(47,025)	$(163,123)	$–	$(210,148)
Projected sale of interest	$–	$–	$–	$(65,000)	$(65,000)
ARE investment in 75/125 Binney Street project	$97,445	$43,846	$–	$(65,000)	$76,291

Consolidated development projects in North America	$579,273	$246,801	$163,244	$(65,000)	$924,318

Unconsolidated joint venture
360 Longwood Avenue/Greater Boston – Longwood	$148,596	$67,744	$133,660	$–	$350,000	$846	8.3%	8.9%	2Q12	4Q14	2016
JV partner capital/JV construction loan	$(123,638)	$(51,761)	$(133,660)	$–	$(309,059)
ARE investment in 360 Longwood Avenue	$24,958	$15,983	$–	$–	$40,941

Total/weighted average	$604,231	$262,784	$163,244	$(65,000)	$965,259

(1)             All project information, including rentable square feet; investment; Initial Stabilized Yields; and project start, occupancy and stabilization dates, relates to the discrete portion of each property undergoing active development or redevelopment.  A redevelopment project does not necessarily represent the entire property or the entire vacant portion of a property.  Our Initial Stabilized Yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  Our cash rents related to our value-added projects are expected to increase over time and our average stabilized cash yields are expected, in general, to be greater than our Initial Stabilized Yields.  Our estimates for initial cash and GAAP yields, and total costs at completion, represent our initial estimates at the commencement of the project.  We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.  As of March 31, 2013, 96% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index

(2)             Represents 131,000 rentable square feet subject to an executed letter of intent with the remainder subject to letters of intent or lease negotiations.

(3)             ARIAD Pharmaceuticals, Inc. has potential additional expansion opportunities at 75 Binney Street through June 2014.

(4)             Funding for 70% of the estimated total investment at completion for 269 East Grand Avenue is expected to be provided primarily by a secured construction loan.

(5)             Represent the mid points of our guidance assumptions related to estimated funding amounts provided by joint venture partner capital, joint venture construction loan, and Alexandria.  See page 63 for additional information on our range of guidance for funding on this project.

The following table provides detail on all of our active redevelopment projects in North America as of March 31, 2013 (dollars in thousands, except per rentable square foot amounts):

	Project RSF (1)			Leased Status RSF (1)
	In							% Leased/	Former	Use After
Property/Market - Submarket	Service	CIP	Total	Leased	Negotiating	Marketing	Total	Negotiating	Use	Conversion	Client Tenants

All active redevelopment projects in North America
400 Technology Square/ Greater Boston – Cambridge	162,153	49,971	212,124	169,939	–	42,185	212,124	80%	Office	Laboratory	Ragon Institute of MGH, MIT and Harvard; Epizyme, Inc.; Warp Drive Bio, LLC; Aramco Services Company, Inc.
285 Bear Hill Road/Greater Boston – Route 128	–	26,270	26,270	26,270	–	–	26,270	100%	Office/ Manufacturing	Laboratory	Intelligent Medical Devices, Inc.
343 Oyster Point/ San Francisco Bay Area – South San Francisco	–	53,980	53,980	42,445	–	11,535	53,980	79%	Office	Laboratory	Calithera BioSciences, Inc.; CytomX Therapeutics, Inc.
4757 Nexus Center Drive/ San Diego – University Town Center	–	68,423	68,423	68,423	–	–	68,423	100%	Manufacturing/ Warehouse/ Office/R&D	Laboratory	Genomatica, Inc.
9800 Medical Center Drive/ Suburban Washington, D.C. – Rockville	8,001	67,055	75,056	75,056	–	–	75,056	100%	Office/Laboratory	Laboratory	National Institutes of Health
1551 Eastlake Avenue/Seattle – Lake Union	77,821	39,661	117,482	77,821	–	39,661	117,482	66%	Office	Laboratory	Puget Sound Blood Center and Program
1616 Eastlake Avenue/Seattle – Lake Union	40,756	26,020	66,776	40,756	–	26,020	66,776	61%	Office	Laboratory	Infectious Disease Research Institute
Total/weighted average	288,731	331,380	620,111	500,710	–	119,401	620,111	81%

	Investment (1)						Initial Stabilized		Project	Initial
	March 31, 2013		To Complete		Total at	Cost Per	Yield (1)		Start	Occupancy	Stabilization
Property/Market - Submarket	In Service	CIP	2013	Thereafter	Completion	RSF	Cash	GAAP	Date (1)	Date (1)	Date (1)

All active redevelopment projects in North America
400 Technology Square/ Greater Boston – Cambridge	$99,980	$32,212	$9,176	$3,320	$144,688	$682	8.1%	8.9%	4Q11	4Q12	4Q13
285 Bear Hill Road/Greater Boston – Route 128	$–	$4,654	$4,542	$–	$9,196	$350	8.4%	8.8%	4Q11	3Q13	2013
343 Oyster Point/ San Francisco Bay Area – South San Francisco	$–	$10,912	$5,560	$867	$17,339	$321	9.6%	9.8%	1Q12	3Q13	2014
4757 Nexus Center Drive/ San Diego – University Town Center	$–	$5,879	$23,747	$5,203	$34,829	$509	7.6%	7.8%	4Q12	4Q13	4Q13 (2)
9800 Medical Center Drive/ Suburban Washington, D.C. – Rockville	$7,454	$61,251	$11,999	$–	$80,704	(3)	5.4%	5.4%	3Q09	1Q13	2013
1551 Eastlake Avenue/Seattle – Lake Union	$40,711	$16,841	$6,458	$–	$64,010	$545	6.7%	6.7%	4Q11	4Q11	4Q13
1616 Eastlake Avenue/Seattle – Lake Union	$22,589	$9,721	$853	$4,653	$37,816	$566	8.4%	8.6%	4Q12	2Q13	2014
Total/weighted average	$170,734	$141,470	$62,335	$14,043	$388,582

(1)             All project information, including rentable square feet; investment; Initial Stabilized Yields; and project start, occupancy and stabilization dates, relates to the discrete portion of each property undergoing active development or redevelopment.  A redevelopment project does not necessarily represent the entire property or the entire vacant portion of a property.  Our Initial Stabilized Yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  Our cash rents related to our value-added projects are expected to increase over time and our average stabilized cash yields are expected, in general, to be greater than our Initial Stabilized Yields.  Our estimates for initial cash and GAAP yields, and total costs at completion, represent our initial estimates at the commencement of the project.  We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.  As of March 31, 2013, 96% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.

(2)             We expect to deliver 54,102 rentable square feet, or 79% of the total project, to Genomatica, Inc. in the fourth quarter of 2013.  Genomatica, Inc. is contractually required to lease the remaining 14,411 rentable square feet 18 to 24 months following the delivery of the initial 54,102 rentable square foot space.

(3)             Our multi-tenant four building property at 9800 Medical Center Drive contains an aggregate of 281,586 rentable square feet.  Our total cash investment in the entire four building property upon completion of the redevelopment will approximate $580 per square foot.   Our total expected cash investment for the four building property of approximately $580 per square foot includes our expected total investment at completion related to the 75,056 rentable square foot redevelopment of approximately $1,075 per square foot.

The following table summarizes the components of the square footage of our future value-added projects in North America as of March 31, 2013 (dollars in thousands, except per square foot amounts):

	Land Undergoing Preconstruction Activities (Additional CIP) (1)			Land Held for Future Development (1)			Total (1)
Property/Market - Submarket	Book Value	Square Feet (2)	Cost per Square Foot	Book Value	Square Feet (2)	Cost per Square Foot	Book Value	Square Feet (2)	Cost per Square Foot
Greater Boston:
Alexandria Center at Kendall Square-Residential - Cambridge/Inner Suburbs	$1,582	78,000	$20	$3,413	150,000	$23	$4,995	228,000	$22

Alexandria Center at Kendall Square-Lab/Office - Cambridge/Inner Suburbs	251,874	974,264	259	–	–	-	251,874	974,264	259
Subtotal - Alexandria Center at Kendall Square	253,456	1,052,264	241	3,413	150,000	23	256,869	1,202,264	214
Technology Square - Cambridge/Inner Suburbs	–	–	–	7,803	100,000	78	7,803	100,000	78
Greater Boston	$253,456	1,052,264	$241	$11,216	250,000	$45	$264,672	1,302,264	$203

San Francisco Bay Area:
Owens Street - Mission Bay	$–	–	$–	$27,762	290,059	$96	$27,762	290,059	$96
Grand Ave - South San Francisco	–	–	–	42,853	397,132	108	42,853	397,132	108
Rozzi/Eccles - South San Francisco	–	–	–	72,879	514,307	142	72,879	514,307	142
San Francisco Bay Area	$–	–	$–	$143,494	1,201,498	$119	$143,494	1,201,498	$119

San Diego:
Science Park Road - Torrey Pines	$16,298	176,500	$92	$–	–	$–	$16,298	176,500	$92
5200 Illumina Way - University Town Center	14,298	392,983	36	–	–	–	14,298	392,983	36
10300 Campus Point - University Town Center	3,857	140,000	28	–	–	–	3,857	140,000	28
Executive Drive - University Town Center	3,919	49,920	79	–	–	–	3,919	49,920	78
San Diego	$38,372	759,403	$51	$–	–	$–	$38,372	759,403	$51

Suburban Washington D.C.:
Medical Center Drive - Rockville	$–	–	$–	$7,548	292,000	$26	$7,548	292,000	$26
Research Boulevard - Rockville	–	–	–	6,698	347,000	19	6,698	347,000	19
Firstfield Road - Gaithersburg	–	–	–	4,052	95,000	43	4,052	95,000	43
Freedom Center Drive and Pyramid Place - Virginia	–	–	–	11,791	424,905	28	11,791	424,905	28
Suburban Washington D.C.	$–	–	$–	$30,089	1,158,905	$26	$30,089	1,158,905	$26

Seattle:
Dexter/Terry Ave - Lake Union	$–	–	$–	$18,747	232,300	$81	$18,747	232,300	$81
Eastlake Ave - Lake Union	13,472	106,000	127	15,241	160,266	95	28,713	266,266	108
Seattle	$13,472	106,000	$127	$33,988	392,566	$87	$47,460	498,566	$95

Other Markets	$–	–	$–	$20,146	789,212	$26	$20,146	789,212	$26

Future value-added projects in North America	$305,300	1,917,667	$159	$238,933	3,792,181	$63	$544,233	5,709,848	$95

(1)             In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting the future ground-up development of approximately 420,000 rentable square feet in Alexandria CenterTM for Life Science - New York City related to an option under our ground lease. Also, our asset base contains additional embedded development opportunities aggregating approximately 644,000 rentable square feet which represents additional development and expansion rights related to existing rental properties. The 644,000 rentable square feet related to these additional development opportunities was previously included in land held for future development.

(2)             Square feet amounts are updated as necessary to reflect refinement of design of each building.

The following table summarizes the components of the square footage of our future redevelopment projects in North America as of March 31, 2013:

Future Redevelopment (1)
Market - Submarket	Square Feet

Greater Boston	109,457

San Francisco Bay Area – South San Francisco	40,314

San Diego	87,488

Suburban Washington, D.C.	490,000

Seattle	14,914

Other markets	94,211

Total future redevelopment in North America	836,384

(1)             Our asset base also includes non-laboratory space (office, warehouse, and industrial space) identified for future conversion into life science laboratory space through redevelopment.  These spaces are classified in investments in real estate, net, in the condensed consolidated balance sheets.

As of March 31, 2013, our rental properties, net, in Asia, consisted of five operating properties aggregating approximately 603,987 square feet, with occupancy of 67.1%.  Annualized base rent of our operating properties in Asia was approximately $4.3 million as of March 31, 2013.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.

We also had construction projects in Asia aggregating approximately 718,119 and 734,444 rentable square feet as of March 31, 2013, and December 31, 2012, respectively.

Our investments in real estate, net, in Asia, consisted of the following as of March 31, 2013 (dollars in thousands, except per square foot amounts):

	March 31, 2013
	Book Value	Square Feet	Cost per Square Foot
Rental properties, net, in China	$21,352	299,484	$71
Rental properties, net, in India	35,337	304,503	116

CIP/current value-added projects:
Active development in China	58,500	309,476	189
Active development in India	29,713	309,500	96
Active redevelopment projects in India	13,144	99,143	133
	101,357	718,119	141

Land held for future development/land undergoing preconstruction activities (additional CIP) – India	83,735	6,829,000	12
Total investments in real estate, net, in Asia	$241,781	8,151,106	$30

The following table provides detail on our development and redevelopment projects in Asia as of March 31, 2013 (dollars in thousands):

	Project RSF			Leased Status RSF					Investment
	In							Leased/	March 31, 2013		To Complete		Total at
Description	Service	CIP	Total	Leased	Negotiating	Marketing	Total	Negotiating %	In Service	CIP	2013	Thereafter	Completion (1)
China development project	–	309,476	309,476	–	–	309,476	309,476	–%	$–	$58,500	$4,016	$19,784	$82,300
India development projects	–	309,500	309,500	175,000	–	134,500	309,500	57%	–	29,713	18,702	3,370	51,785
India redevelopment projects	41,345	99,143	140,488	54,960	6,400	79,128	140,488	44%	4,484	13,144	5,081	–	22,709
Total active development and redevelopment in Asia	41,345	718,119	759,464						$4,484	$101,357	$27,799	$23,154	$156,794

(1)

Our estimates for total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or earlier if there are significant changes to the expected project costs.

Balance sheet

Our balance sheet capital strategy in 2013 will continue to focus on funding our significant development and redevelopment projects in 2013 with leverage-neutral sources of capital and with the continuing execution of our asset recycling program while reducing our net debt to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) to approximately 6.5x by December 31, 2013.

We expect to source capital in excess of our projected construction spending for 2013.  As more fully described under “Liquidity and Capital Resources – Sources and Uses of Capital,” we estimate our disclosed sources of capital that our asset recycling program will range from $334 million to $397 million, as we execute on the sale of income-producing and non-income-producing assets.  Our projected cash flows from operating activities after payment of dividends will generate capital ranging from $130 million to $150 million.  Common stock offering proceeds under our “at the market” common stock offering program are projected to range from $125 million to $175 million.  These proceeds aggregate a range from $589 million to $722 million and will fund our projected range of construction spending for 2013 from $570 million to $620 million.  We expect this excess capital, combined with projected growth in NOI from development and redevelopment projects described in our table at “Item 2. Properties – Development Projects in North America,” will improve our net debt to Adjusted EBITDA to approximately 6.5x targeted by December 31, 2013.

As of March 31, 2013, we had three assets held for sale.  We may identify additional assets for potential sale in 2013 and thereafter.  We expect to invest net proceeds from asset sales into construction projects located in key “brain trust” cluster markets.

Investment-grade ratings and key credit metrics

In July 2011, we received investment-grade ratings from two major rating agencies.  Receipt of our investment-grade ratings was a significant milestone that we believe will provide long-term value to our debt and equity stakeholders.  Key strengths of our balance sheet and business that highlight our investment-grade credit profile include balance sheet liquidity, a diverse and creditworthy client tenant base, well-located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.  This significant milestone broadens our access to another key source of debt capital and allows us to continue to pursue our long-term capital, investment, and operating strategies.  The issuance of investment-grade unsecured senior notes payable has allowed us to begin the transition from bank debt financing to unsecured senior notes payable, from variable rate debt to fixed rate debt, and from short-term debt to long-term debt.  While this transition of bank debt is in process, we will utilize interest rate swap agreements to reduce our interest rate risk.  Our unhedged variable rate debt as a percentage of total debt is targeted to decrease to less than 18% by December 31, 2013.

	Three Months Ended March 31,
Key Credit Metrics (1)	2013	2012
Net debt to Adjusted EBITDA (2)	7.8x	7.1x
Net debt to gross assets (excluding cash and restricted cash) (3)	39%	36%
Fixed charge coverage ratio (2)	2.7x	2.6x
Interest coverage ratio (2)	3.3x	3.3x
Unencumbered net operating income as a percentage of total net operating income (2)	68%	69%
Liquidity – unsecured senior line of credit availability and unrestricted cash (3)	$1.0 billion	$1.4 billion
Non-income-producing assets as a percentage of gross real estate (3)	22%	25%
Unhedged variable rate debt as a percentage of total debt (3)	32%	5%
Investment-grade client tenants as a percentage of total annualized base rent (3)	46%	46%

(1)	These metrics reflect certain non-GAAP financial measures. See “Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.
(2)

Periods represent annualized metrics.  We believe key credit metrics for the three months ended March 31, 2013 and 2012, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

(3)	At the end of the period.

Critical Accounting Policies

Refer to our annual report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting policies, which include rental properties, net, land held for future development, construction in progress, discontinued operations, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, and recognition of rental income and tenant recoveries.  There have been no significant changes to these policies during the three months ended March 31, 2013.

Results of operations

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Three Months Ended March 31, 2013, to the Three Months Ended March 31, 2012” shows significant changes in revenue and expenses from period to period.  In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entire periods presented (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first period presented, properties undergoing active development and active redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of operations of the Same Properties.

The following table reconciles same properties to total properties for the three months ended March 31, 2013:

	Number of Properties		Number of Properties			Number of Properties
Development – active		Development – deliveries since January 1, 2012			Development/Redevelopment – Asia	7	(1)
225 Binney Street	1	259 East Grand Avenue	1			1
269 East Grand Avenue	1	400/450 East Jamie Court	2		Properties acquired since January 1, 2012
409/499 Illinois Street	2	4755 Nexus Center Drive	1		6 Davis Drive	1
430 East 29th Street	1	5200 Illumina Way	1
75/125 Binney Street	1	Canada	–	(2)
	6		5

Redevelopment – active		Redevelopment – deliveries since January 1, 2012			Properties held for sale	3
1551 Eastlake Avenue	1	10300 Campus Point Drive	1		Total properties excluded from Same Properties	38
1616 Eastlake Avenue	1	11119 North Torrey Pines Road	1		Same Properties	135
285 Bear Hill Road	1	20 Walkup Drive	1		Total properties as of March 31, 2013	173
343 Oyster Point Boulevard	1	3530/3550 John Hopkins Court	2
400 Technology Square	1	620 Professional Drive	1
4757 Nexus Center Drive	1	6275 Nancy Ridge Drive	1
9800 Medical Center Drive	3		7
	9

(1)	Property count includes one development delivery, one property acquired since January 1, 2012, and five active development and redevelopment properties.
(2)	Represents two buildings included in our property listing as one property. One of the two buildings represents the ground-up development completed during the year ended December 31, 2012.

NOI

The chart below shows our NOI for the years ended December 31, 2009, through March 31, 2013 (in millions):

Refer to “Non-GAAP measures” for further discussion of NOI.

Comparison of the three months ended March 31, 2013, to the three months ended March 31, 2012

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenues:
Rental – Same Properties	$91,960	$91,109	$851	1%
Rental – Non-Same Properties	19,816	10,092	9,724	96
Total rental	111,776	101,201	10,575	11

Tenant recoveries – Same Properties	30,297	28,828	1,469	5
Tenant recoveries – Non-Same Properties	5,314	3,054	2,260	74
Total tenant recoveries	35,611	31,882	3,729	12

Other income – Same Properties	120	59	61	103
Other income – Non-Same Properties	2,873	2,569	304	12
Total other income	2,993	2,628	365	14

Total revenues – Same Properties	122,377	119,996	2,381	2
Total revenues – Non-Same Properties	28,003	15,715	12,288	78
Total revenues	150,380	135,711	14,669	11

Expenses:
Rental operations – Same Properties	35,824	33,748	2,076	6
Rental operations – Non-Same Properties	9,400	6,705	2,695	40
Total rental operations	45,224	40,453	4,771	12

Net operating income:
Net operating income – Same Properties	86,553	86,248	305	–
Net operating income – Non-Same Properties	18,603	9,010	9,593	107
Total net operating income	105,156	95,258	9,898	10

Other expenses:
General and administrative	11,648	10,357	1,291	13
Interest	18,020	16,226	1,794	11
Depreciation and amortization	46,065	41,786	4,279	10
Loss on early extinguishment of debt	–	623	(623)	(100)
Total other expenses	75,733	68,992	6,741	10
Income from continuing operations	$29,423	$26,266	$3,157	12%

Rental revenues

Total rental revenues for the three months ended March 31, 2013, increased by $10.6 million, or 11%, to $111.8 million, compared to $101.2 million for the three months ended March 31, 2012.  The increase was due to rental revenues from our Non-Same Properties, including 12 development and redevelopment projects that were completed and delivered after January 1, 2012, and one operating property that was acquired after January 1, 2012.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, increased by $3.7 million, or 12%, to $35.6 million, compared to an increase of $4.7 million, or 12%, of rental operating expenses.  Same Properties tenant recoveries increased by $1.5 million, while Same Properties rental operating expenses increased by $2.1 million, primarily due to increased operating costs related to colder weather and higher property taxes due to increases in tax rates for our properties located in Massachusetts in the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  Occupancy of Same Properties was 94.1% and 93.8% as of March 31, 2013 and 2012, respectively.  Non-Same Properties tenant recoveries increased by $2.3 million as a result of a Non-Same Properties rental operating expense increase of $2.7 million. As of March 31, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended March 31, 2013 and 2012, of $3.0 million and $2.6 million, respectively, was as follows (in thousands):

	Three Months Ended March 31,
Component	2013	2012	Change
Management fee income	$1,606	$49	$1,557
Interest income	1,327	607	720
Investment income	60	1,972	(1,912)
Total other income	$2,993	$2,628	$365

Rental operating expenses

Total rental operating expenses for the three months ended March 31, 2013, increased by $4.7 million, or 12%, to $45.2 million, compared to $40.5 million for the three months ended March 31, 2012.  Approximately $2.7 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 12 development and redevelopment projects that were completed and delivered after January 1, 2012, and one operating property that was acquired after January 1, 2012.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013, increased by $1.2 million, or 13%, to $11.6 million, compared to $10.4 million for the three months ended March 31, 2012.  The increase in general and administrative expenses was related to the timing of certain professional fees and an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets.  During the three months ended March 31, 2013, our average number of employees increased by 17 employees, or 8%, to 221, compared to an average of 204 for the three months ended March 31, 2012.  As a percentage of total revenues, general and administrative expenses were 7.7% and 7.6%, respectively, for the three months ended March 31, 2013 and 2012.

Interest expense

Interest expense for the three months ended March 31, 2013, increased by $1.8 million, or 11%, to $18.0 million, compared to $16.2 million for the three months ended March 31, 2012, detailed as follows (in thousands):

	Three Months Ended March 31,
Component	2013	2012	Change
Secured notes payable	$9,802	$10,108	$(306)
Unsecured senior convertible notes	7	222	(215)
Unsecured senior notes payable	6,335	2,182	4,153
Unsecured senior line of credit	2,894	5,786	(2,892)
Unsecured senior bank term loans	6,226	4,728	1,498
Interest rate swaps	4,308	5,775	(1,467)
Amortization of loan fees and other interest	2,469	2,691	(222)
Subtotal	32,041	31,492	549

Capitalized interest	(14,021)	(15,266)	1,245
Total interest expense	$18,020	$16,226	$1,794

Interest expense increased primarily due to the issuance of our unsecured senior notes payable in February 2012 and an increase in the balance outstanding on our unsecured senior bank term loans since January 1, 2012.  This increase was partially offset by repayments of two secured notes payable approximating $15.4 million and repurchases of our 3.70% unsecured senior convertible notes  (“3.70% Unsecured Senior Convertible Notes”) aggregating $84.7 million since January 1, 2012.  Interest expense related to our unsecured senior line of credit also decreased, primarily due to a decrease in the effective interest rate of our unsecured senior line of credit from 2.7% as of March 31, 2012, to 1.4% as of March 31, 2013, as a result of the reduced interest rate provided by our April 2012 amendment.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources – Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2013, increased by $4.3 million, or 10%, to $46.1 million, compared to $41.8 million for the three months ended March 31, 2012.  The increase resulted primarily from increased depreciation related to building improvements, including 12 development and redevelopment projects that were completed and delivered after January 1, 2012, and one operating property that was acquired after January 1, 2012.

Income from discontinued operations, net

Income from discontinued operations, net, of $0.8 million for the three months ended March 31, 2013, includes the results of operations of three operating properties that were classified as “held for sale” and the results of operations of six properties sold during the three months ended March 31, 2013.

Income from discontinued operations, net, for the three months ended March 31, 2012, includes the results of operations of three operating properties that were classified as “held for sale” as of March 31, 2013, the results of operations of six properties sold during the three months ended March 31, 2013, and the results of operations of six properties sold during the year ended December 31, 2012.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted and FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted for the year ended December 31, 2013, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, a non-GAAP measure, to earnings per share, the most directly comparable GAAP measure and other key assumptions included in our guidance for the year ended December 31, 2013.

Guidance for the Year Ended December 31, 2013	Reported on April 29, 2013	Reported on February 7, 2013
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.43 to $1.59	$1.41 to $1.61
Depreciation and amortization	$2.95 to $3.11	$2.93 to $3.13
Loss on sale of real estate	$0.01	–
Other	$(0.01)	–
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$4.46 to $4.62	$4.44 to $4.64

Key projection assumptions:
Same property net operating income growth – cash basis	4% to 7%	4% to 7%
Same property net operating income growth – GAAP basis	Up to 3%	0% to 3%
Rental rate steps on lease renewals and re-leasing of space – cash basis	Up to 2%	Flat to slightly positive
Rental rate steps on lease renewals and re-leasing of space – GAAP basis	Up 5% to 10%	Up 5% to 10%
Occupancy percentage for all operating properties at December 31, 2013	93.9% to 94.3%	93.9% to 94.3%
Straight-line rents	$24 to $26 million	$24 to $26 million
Amortization of above and below market leases	$3 to $4 million	$3 to $4 million
General and administrative expenses	$48 to $51 million	$48 to $51 million
Capitalization of interest	$47 to $53 million	$47 to $53 million
Interest expense, net	$74 to $84 million	$74 to $84 million
Net debt to adjusted EBITDA for the annualized three months ended December 31, 2013	6.5x	6.5x
Fixed charge coverage ratio for the annualized three months ended December 31, 2013	2.9x to 3.0x	2.9x to 3.0x

On a short-term basis, our unhedged variable rate debt as a percentage of total debt may range up to 30%. Our strategy is to have unhedged variable rate debt available for repayment as we issue unsecured senior notes payable, extend our maturity profile, transition variable rate debt to fixed rate debt, and enhance our long-term capital structure.  Our unhedged variable rate debt as a percentage of total debt is targeted to decrease to less than 18% by December 31, 2013.

Monetization of non-income-producing assets

Non-income-producing assets as a percentage of our gross investments in real estate is targeted to decrease to a range of 15% to 17% by December 31, 2013.  As of March 31, 2013, we had approximately $579 million and $141 million of construction in progress related to our five North American development and seven North American redevelopment projects, respectively.  The completion of these projects, along with recently delivered projects, certain future projects, and contributions from same properties, is expected to contribute significant increases in rental income, NOI, and cash flows.  Operating performance assumptions related to the completion of our North American development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and Initial Stabilized Yields, are included on pages 47 and 48.  Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables above and on page 63.

The completion of our development and redevelopment projects will result in increased interest expense and other direct project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred.  Our projection assumptions for depreciation and amortization, general and administrative expenses, capitalization of interest, interest expense, net, and NOI growth are included in the tables on page 62 and are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2012.  To the extent our full year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.  Further, we believe NOI is a key performance indicator and is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.

Our guidance for 2013 includes the following targeted sales of non-income-producing assets (in millions):

	2013 Non-Income-Producing Asset Sales
	Identified	TBD	Total
2013 non-income-producing asset sales initially targeted for 4Q12 closing
Book value of land subject to sale negotiations	$34	$–	$34
Subtotal	34	–	34

2013 non-income-producing asset sales initially projected on December 5, 2012
Book value of land subject to sale negotiations	11	–	11
Projected proceeds from the partial sale of the 75/125 Binney Street project (1)	60 - 70	–	60 - 70
Future non-income-producing asset sales expected to be identified in the next several months	–	104 - 144	104 - 144
Subtotal	71 - 81	104 - 144	175 - 225

Total 2013 non-income-producing asset sales target	$105 - 115	$104 - 144	$209 - 259

(1)   See further details regarding our guidance related to our projected unconsolidated joint venture on page 64.

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

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•                  Reduce leverage as a percentage of debt to total gross assets and improve our ratio of debt to earnings before interest, taxes, depreciation, and amortization;

•                   Execute selective sales of income-producing and non-income-producing assets as a source of capital while minimizing the issuance of common equity;

•                  Maintain diverse sources of capital, including sources from net cash flows from operating activities, unsecured debt, secured debt, selective asset sales, joint ventures, preferred stock, and common stock;

•                  Manage the amount of debt maturing in a single year;

•                  Mitigate unhedged variable rate debt exposure by transitioning our balance sheet debt from short-term and medium-term variable rate bank debt to long-term unsecured fixed rate debt and utilize interest rate swap agreements in the interim period during this transition of debt;

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Net cash provided by operating activities	$47,241	$49,685	$(2,444)
Net cash used in investing activities	$(69,524)	$(124,248)	$54,724
Net cash (used in) provided by financing activities	$(31,509)	$71,351	$(102,860)

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Net cash provided by operating activities	$47,241	$49,685	$(2,444)
Changes in assets and liabilities	29,093	19,801	9,292
Net cash provided by operating activities before changes in assets and liabilities	$76,334	$69,486	$6,848

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the delivery of development projects and the timing and delivery of redevelopment projects, and the amount of general and administrative costs.  Net cash provided by operating activities for the three months ended March 31, 2013, decreased by $2.4 million, or 5%, to $47.2 million, compared to $49.7 million for the three months ended March 31, 2012.   Excluding the changes in assets and liabilities, net cash provided by operating activities increased by approximately $6.8 million, 10%, to $76.3 million, compared to $69.5 million for the three months ended March 31, 2012.  This increase was primarily attributable to an increase in our Same Property cash net operating income of approximately $7.0 million, or 9%, to $86.0 million, compared to $79.0 million for the three months ended March 31, 2012.   As of March 31, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2013, was $69.5 million, compared to $124.2 million for the three months ended March 31, 2012.  This change consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Proceeds from sales of properties	$80,203	$–	$80,203
Additions to properties	(139,245)	(120,585)	(18,660)
Purchase of properties	–	(19,946)	19,946
Other	(10,482)	16,283	(26,765)
Net cash used in investing activities	$(69,524)	$(124,248)	$54,724

The change in net cash used in investing activities for the three months ended March 31, 2013, is primarily due to proceeds from sales of properties, a lower investment amount in property acquisitions in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, offset by increased capital expenditures related to our development and redevelopment projects during the three months ended March 31, 2013.

Real estate asset sales

See discussion in “Sources and Uses of Capital – Sources of Capital – Real Estate Asset Sales.”

Value-added opportunities and external growth

As of March 31, 2013, we had six ground-up development projects in process, including an unconsolidated joint venture development project, aggregating approximately 1,854,859 rentable square feet.  We also had seven projects undergoing conversion into laboratory space through redevelopment, aggregating approximately 620,111 rentable square feet.  These projects, along with recently delivered projects, certain future projects, and contribution from same properties, are expected to contribute significant increases in rental income, NOI, and cash flows.

Our initial stabilized yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  We expect, on average, our cash rents related to our value-added projects to increase over time pursuant to contractual rent escalations.  As of March 31, 2013, 96% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.

During the three months ended March 31, 2013, we executed leases aggregating 355,000 and 102,000 rentable square feet related to our development and redevelopment projects, respectively.

The following table summarizes the commencement of key development projects for the three months ended March 31, 2013 (dollars in thousands, except per square foot amounts):

				Investment			Initial
	Commencement		Pre-Leased	at		Cost Per	Stabilized Yield		Key
Address/Market	Date	RSF	%	Completion	(1)	RSF	Cash	GAAP	Client Tenant
Development
75/125 Binney Street/Greater Boston	January 2013	386,275	63%	$351,439		$910	8.0%	8.2%	ARIAD Pharmaceuticals, Inc.
269 East Grand Avenue/San Francisco Bay Area	January 2013	107,250	100%	$51,300		$478	8.1%	9.3%	Onyx Pharmaceuticals, Inc.

(1)	See “Monetization of Non-Income Producing Assets” for additional details on current assumptions included in our guidance for funding the cost to complete the development of 75/125 Binney Street.

Capital expenditures and tenant improvements

See discussion in “Sources and Uses of Capital – Uses of Capital – Summary of Capital Expenditures.”

Financing activities

Net cash flows (used in) provided by financing activities for the three months ended March 31, 2013, decreased by $102.9 million, to $(31.5) million, compared to $71.4 million for the three months ended March 31, 2012.  This decrease consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Borrowings from secured notes payable	$17,215	$–	$17,215
Repayments of borrowings from secured notes payable	(2,749)	(2,688)	(61)
Proceeds from issuance of unsecured senior notes payable	–	544,649	(544,649)
Principal borrowings from unsecured senior line of credit	179,000	248,000	(69,000)
Repayment of unsecured senior line of credit	(191,000)	(451,000)	260,000
Repayment of unsecured senior bank term loan	–	(250,000)	250,000
Repurchase of unsecured senior convertible notes	–	(83,801)	83,801
Total changes related to debt	2,466	5,160	(2,694)

Proceeds from issuance of Series E Preferred Stock	–	124,868	(124,868)
Total changes related to preferred stock	–	124,868	(124,868)

Dividend payments	(42,158)	(37,475)	(4,683)
Other	8,183	(21,202)	29,385

Net cash (used in) provided by financing activities	$(31,509)	$71,351	$(102,860)

4.60% unsecured senior notes payable offering

In February 2012, we completed the issuance of our 4.60% unsecured senior notes (“4.60% Unsecured Senior Notes”) due in April 2022.  Net proceeds of approximately $544.6 million were used to repay certain outstanding variable rate bank debt, including the entire $250.0 million of our 2012 unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”), and approximately $294.6 million of outstanding borrowings under our unsecured senior line of credit.  In connection with the retirement of our 2012 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt of approximately $0.6 million related to the write-off of unamortized loan fees for the three months ended March 31, 2012.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2013, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Total Debt to Total Assets	Less than or equal to 60%	40%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	5.6x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	246%
Secured Debt to Total Assets	Less than or equal to 40%	9%

(1)

For a definition of the ratios used in the table above, refer to the indenture dated February 29, 2012 (the “Indenture”), which governs the unsecured senior notes payable, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 29, 2012.

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

In April 2012, we also amended our $1.5 billion unsecured senior line of credit with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., and Citigroup Global Markets Inc. as joint lead arrangers, and certain lenders, to extend the maturity date of our unsecured senior line of credit, provide an accordion option for up to an additional $500.0 million, and reduce the interest rate for outstanding borrowings.  The maturity date of the unsecured senior line of credit was extended to April 2017, assuming we exercise our sole right to extend the stated maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit was set at 1.20%, down from 2.40% in effect immediately prior to the modification.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.  In connection with the modification of our unsecured senior line of credit in April 2012, we recognized a loss on early extinguishment of debt of approximately $1.6 million related to the write-off of a portion of unamortized loan fees for the three months ended June 30, 2012.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of March 31, 2013, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	38%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	2.5x
Secured Debt Ratio	Less than or equal to 40.0%	9%
Unsecured Leverage Ratio	Less than or equal to 60.0%	44%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	6.8x

(1)

For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, dated as of April 30, 2012, which were filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.

(2)	Actual covenants are calculated pursuant to the specific terms to our unsecured senior line of credit and unsecured senior bank term loan agreements.

“At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period.  Net proceeds from the sales were used to pay down the outstanding balance on our unsecured senior line of credit or other borrowings, and for general corporate purposes.  As of March 31, 2013, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Dividends

During the three months ended March 31, 2013 and 2012, we paid the following dividends (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Common stock dividends	$35,687	$30,386	$5,301
Series C Preferred Stock dividends	–	2,714	(2,714)
Series D Preferred Stock dividends	4,375	4,375	–
Series E Preferred Stock dividends	2,096	–	2,096
	$42,158	$37,475	$4,683

The increase in dividends paid on our common stock is primarily due to an increase in the related dividends to $0.60 per common share for the three months ended March 31, 2013, from $0.49 per common share for the three months ended March 31, 2012.  The increase was also due to an increase in common stock outstanding.  Total common stock outstanding as of March 31, 2013, was 63,317,296 shares, compared to 61,634,645 shares as of March 31, 2012.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2013, will be satisfied by the following multiple sources of capital as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations. Our liquidity available under our unsecured senior line of credit and from cash and cash equivalents was approximately $1.0 billion as of March 31, 2013.

	Reported on April 29, 2013				Reported on February 7, 2013
Sources and Uses of Capital for the Year Ended December 31, 2013 (in millions)	Completed	Projected		Total	Total
Sources of capital:
Net cash provided by operating activities less dividends (1)	$34	$96 - 116		$130 - 150	$130 - 150
2013 asset sales initially targeted for 4Q12 closing	43	34	(2)	77	77
2013 asset sales initially projected on December 5, 2012
Non-income-producing	–	175 - 225	(2)	175 - 225	175 - 225
Income-producing	82	0 - 13		82 - 95	75 - 125
Secured construction loan borrowings	17	3 - 13		20 - 30	20 - 30
Unsecured senior notes payable	–	350 - 450		350 - 450	350 - 450
Issuances under “at the market” common stock offering program	–	125 - 175		125 - 175	125 - 175
Total sources of capital	$176	$783 - 1,026		$959 - 1,202	$952 - 1,232

Uses of capital:
Development, redevelopment, and construction (3)	$104	$466 - 516		$570 - 620	$545 - 595
Seller financing of asset sales (4)	39	–		39	39
Acquisitions (5)	–	–		–	–
Secured notes payable repayments	3	34		37	37
Unsecured senior bank term loan repayment	–	125 - 175		125 - 175	125 - 175
Paydown of unsecured senior line of credit	30	158 - 301		188 - 331	206 - 386
Total uses of capital	$176	$783 - 1,026		$959 - 1,202	$952 - 1,232

(1)	See “Projected Results - Key Projection Assumptions”.
(2)	See table at “Monetization of Non-Income Producing Assets.
(3)

Total construction spending for 2013 increased approximately $25 million at the mid-point of our guidance since last quarter primarily as a result of our estimated share of capital required for the commencement of two new ground-up development projects during the first quarter of 2013. Our estimated construction spend for 2013 increased by approximately $13 million as a result of the commencement of our 100% pre-leased development at 269 East Grand Avenue. The total estimated cost at completion for 75/125 Binney Street has not changed since our estimate as of December 31, 2012; however, the timing of construction and completion of our projected joint venture results in an increase in our estimated share of capital contributions to fund the completion of the project by approximately $10 million.

(4)

Represents a $29.8 million note receivable with an interest rate of 3.25% and a maturity date of January 21, 2015, and a $9.0 million note receivable with an interest rate of 4.00% and a maturity date of March 1, 2019.

(5)

Our guidance has assumed no acquisitions, but we continuously and intensively review a pipeline of opportunistic acquisitions in our key core cluster markets that we would expect to fund on a leverage-neutral basis.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment and performance of our core operations in areas such as delivery of current and future development and redevelopment projects, leasing activity, and renewals.  Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2012.  We expect to update our forecast of sources and uses of capital on a quarterly basis.

Projected unconsolidated joint venture

Our guidance for the year ended December 31, 2013, assumes a transfer of 50% of our ownership interest in the 75/125 Binney Street project to a new joint venture partner which will be accounted for as a sale of an interest in our investment in the ground-up development, with the resulting entity presented as an unconsolidated joint venture (the “Binney JV”) in our financial statements.  This projected sale of an interest in our investment in the ground-up development is included in our total non-income-producing asset sales target for 2013. We expect the sale proceeds to range from $60 million to $70 million and to exceed our share of the remaining investment of $44 million through the completion of the project.   We also anticipate the unconsolidated Binney JV to obtain a secured construction loan to fund 60% to 70% of the total project costs.

The following assumptions are included in our guidance for funding the cost to complete the 75/125 Binney Street project (in millions).

	Cost to Complete (1)
	Nine Months Ended December 31, 2013	Thereafter	Total
75/125 Binney Street project – remaining cost to complete	$91	$163	$254

Projected unconsolidated joint venture funding:
Binney JV partner capital/Binney JV construction loan	(47)	(163)	(210)
ARE investment in Binney JV project	$44	$–	$44	(2)

(1)	Represent the mid points of our guidance assumptions related to estimated funding amounts provided by joint venture partner capital, joint venture construction loan, and Alexandria.
(2)

Represents our share of incremental investment into the Binney JV and is included in our guidance for 2013 development, redevelopment, and construction spending in a range from $570 million to $620 million. Binney JV partner capital and secured construction loan funding for 75/125 Binney Street related to our projected unconsolidated joint venture have been excluded from our construction spend forecast for 2013.

Sources of capital

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of March 31, 2013, we had $0.9 billion available under our $1.5 billion unsecured senior line of credit.

Cash and cash equivalents

As of March 31, 2013, we had approximately $87.0 million of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, secured construction loan and unsecured senior notes payable borrowings, and issuances of common stock under our “at the market” common stock offering program to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of March 31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Funds held in trust under the terms of certain secured notes payable	$20,870	$29,526
Funds held in escrow related to construction projects	5,653	5,652
Other restricted funds	3,485	4,769
Total	$30,008	$39,947

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Real estate asset sales

We continue the disciplined execution of our asset recycling program to monetize non-strategic income-producing and non-income-producing assets as a source of capital while minimizing the issuance of common equity.  We target the following asset types for sale and redeploy the capital to fund active development and redevelopment projects with significant pre-leasing:

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

•                  Suburban locations: reinvestment in higher-value, Class A assets in urban “brain trust” life science cluster locations; or

•                  Excess land: reduction of non-income-producing land holdings in certain clusters, while retaining specific land parcels for future growth.

Consistent with our asset recycling program described above, we completed all significant sales of non-strategic income-producing assets targeted for 2013 totaling $124.2 million.  These assets generated a weighted average unlevered internal rate of return (“IRR”) of 11% during our ownership period.  Our assets sales for the three months ended March 31, 2013 were comprised of the following (dollars in thousands, except per square foot amounts):

					Annualized		Sales	Gain/
			Date		GAAP	Sales	Price	(Loss)	Unlevered
Description	Date of Purchase	Location	of Sale	RSF	NOI (1)	Price	per RSF	on Sale (2)	IRR (3)
Sales completed in 1Q13
1124 Columbia Street	May 1996	Seattle - First Hill	January 2013	203,817	$6,802	$42,600	$209	$–	11.9%
25/35/45 West Watkins Mill Road 1201 Clopper Road	October 1996 May 1998	Suburban Washington, D.C. - Gaithersburg	February 2013	282,523	$7,795	41,400	$147	$53	11.2
One Innovation Drive 377 Plantation Street 381 Plantation Street	January 1999 September 1998 March 1999	Greater Boston - Route 495/Worcester	February 2013	300,313	$6,605	40,250	$134	$(392)	9.6
Total/weighted average						$124,250			11.0%

Sales completed in 2Q13
702 Electronic Drive	June 1998	Pennsylvania	April 2013	40,171	$438	$4,362	$109	$268	10.0%
Total/weighted average						$4,362			10.0%

(1)	Annualized using actual year-to-date results as of the quarter ended prior to date of sale or March 31, 2013.
(2)	Excludes impairment charges aggregating $11.4 million recognized during the year ended December 31, 2012.
(3)	See definition of unlevered IRR in “Non-GAAP Measures.”

“At the market” common stock offering program

See discussion in “Cash Flows – Financing Activities – At the Market Common Stock Offering Program.”

Uses of capital

75/125 Binney Street project

The following assumptions are included in our guidance for funding the cost to complete the 75/125 Binney Street project (in thousands):

Construction spending - summary	Three Months Ended March 31, 2013	Projected Nine Months Ended December 31, 2013	Projected Year Ended December 31, 2013
Gross construction spending (1)	$115,090	$564,512 - 614,512	$679,602 - 729,602

Unconsolidated joint venture funding:
75/125 Binney JV partner capital/JV construction loan (2)	–	(47,025)	(47,025)
360 Longwood Avenue JV partner capital/JV construction loan	(10,816)	(51,761)	(62,577)
	(10,816)	(98,786)	(109,602)
ARE share of capital related to funding construction spending	$104,274	$465,726 - 515,726	$570,000 - 620,000

(1)	Represents 100% of construction spending for consolidated and unconsolidated projects
(2)	Projected joint venture. See page 63 for further information.

Summary of capital expenditures

The following tables summarize the components of our total actual capital expenditures for the three months ended March 31, 2013, which include interest, property taxes, insurance, payroll costs, and other indirect project costs, and total projected capital expenditures for the year ended December 31, 2013, and the period thereafter (in thousands):

Construction spending – actual	Three Months Ended March 31, 2013 (in thousands)
Development projects in North America	$43,831
Redevelopment projects in North America	24,562
Preconstruction	22,138
Generic infrastructure/building improvement projects in North America (1)	10,811
Development and redevelopment projects in Asia	2,932
Total construction spending	$104,274

The following table summarizes the components of our total projected capital expenditures for the nine months ended December 31, 2013, and the period thereafter.  Expenditures include indirect project costs, including interest, property taxes, insurance, and payroll costs (in thousands):

Construction spending – projection	Nine Months Ended December 31, 2013 (in thousands)	Thereafter (in thousands)
Active development projects in North America (2)	$262,784	$163,244
Active redevelopment projects in North America	62,335	14,043
Preconstruction	33,760	TBD(3)
Generic infrastructure/building improvement projects in North America (4)	36,728	TBD(3)
Future projected construction projects (5)	42,320 - 92,320	TBD(3)
Development and redevelopment projects in Asia	27,799	23,154
Total construction spending (2)	$465,726 - 515,726	$200,441

(1)	Includes revenue-enhancing projects and amounts shown in the table below related to non-revenue-enhancing capital expenditures.
(2)

Total construction spending for 2013 increased approximately $25 million at the mid-point of our guidance since last quarter primarily as a result of our estimated share of capital required for the commencement of two new ground-up development projects during the first quarter of 2013. Our estimated construction spend for 2013 increased by approximately $13 million as a result of the commencement of our 100% pre-leased development at 269 East Grand Avenue. The total estimated cost at completion for 75/125 Binney Street has not changed since our estimate as of December 31, 2012; however, the timing of construction and completion of our projected joint venture results in an increase in our estimated share of capital contributions to fund the completion of the project by approximately $10 million. See additional details on the 269 East Grand Avenue project on page 47 and the 75/125 Binney Street project on page 63.

(3)	Estimated spending beyond 2013 will be determined at a future date and is contingent upon many factors.
(4)	Includes, among others, generic infrastructure building improvement projects in North America, including 215 First Street, 7030 Kit Creek, and 1300 Quince Orchard Boulevard.
(5)	Includes future projected construction projects in North America, including 3013/3033 Science Park Road.

The table below shows the average per square foot of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment).

	Three Months Ended March 31,
Non-incremental revenue-enhancing capital expenditures (1):	2013	2012
Major capital expenditures	$14,279	$–
Other building improvements	$581,422	$210,083
Square feet in asset base	14,214,400	13,495,952
Per square foot:
Major capital expenditures	$–	$–
Other building improvements	$0.04	$0.02
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$766,132	$672,733
Re-tenanted square feet	48,484	63,241
Per square foot	$15.80	$10.64
Renewal space
Tenant improvements and leasing costs	$115,931	$1,345,072
Renewal square feet	107,397	211,288
Per square foot	$1.08	$6.37

(1)

Major capital expenditures typically consist of significant improvements such as roof and HVAC system replacements. Due to unfavorable weather conditions, major capital expenditures are low during the three months ended March 31, of each year. Other building improvements exclude major capital expenditures.

(2)	Excludes space that has undergone redevelopment before re-tenanting.

We expect our future non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment) on a per square foot basis to approximate the amounts shown in the preceding table.

Capitalized interest for the three months ended March 31, 2013 and 2012, of approximately $14.0 million and $15.3 million, respectively, is classified in investments in real estate, net, as well as included in the table on the preceding page summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, including projects in Asia, aggregating approximately $3.9 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.  Such costs are also included in the “Summary of Capital Expenditures” section on the preceding page.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of preconstruction activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $1.8 million for the three months ended March 31, 2013.

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

Total initial direct leasing costs capitalized during the three months ended March 31, 2013 and 2012, were approximately $8.3 million and $11.5 million, respectively, of which approximately $2.6 million and $2.5 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

We did not complete any real estate acquisitions during the three months ended March 31, 2013.

Dividends

We are required to distribute at least 90% of our REIT taxable income on an annual basis in order to continue to qualify as a REIT for federal income tax purposes.  Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to preferred and common stockholders from cash flow from operating activities.  All such distributions are at the discretion of our Board of Directors.  We may be required to use borrowings under our unsecured senior line of credit, if necessary, to meet REIT distribution requirements and maintain our REIT status.  We consider market factors and our performance in addition to REIT requirements in determining distribution levels.  Our forecasts of taxable income and distributions do not require significant increases in our annual common stock dividends on a per share basis in order to distribute at least 90% of our REIT taxable income for the period from January 1, 2013, through December 31, 2013.

Contractual obligations and commitments

Contractual obligations as of March 31, 2013, consisted of the following (in thousands):

		Payments by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Secured notes payable (1) (2)	$731,033	$33,955	$352,664	$235,172	$109,242
Unsecured senior notes payable (1)	550,250	–	250	–	550,000
Unsecured senior line of credit (3)	554,000	–	–	554,000	–
2016 Unsecured Senior Bank Term Loan (4)	750,000	–	–	750,000	–
2017 Unsecured Senior Bank Term Loan (5)	600,000	–	–	600,000	–
Estimated interest payments on fixed rate and hedged variable rate debt (6)	221,654	79,977	85,278	31,416	24,983
Estimated interest payments on variable rate debt (7)	64,125	6,036	39,689	18,400	–
Ground lease obligations	662,357	9,010	19,407	20,685	613,255
Other obligations	6,130	599	1,727	1,893	1,911
Total	$4,139,549	$129,577	$499,015	$2,211,566	$1,299,391

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the condensed consolidated balance sheets.
(2)

Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.2 million, of which approximately $20.9 million matures in 2014. See discussion under Note 5, Secured and Unsecured Senior Debt, for additional information.

(3)	The maturity date of our unsecured senior line of credit is April 30, 2017, assuming we exercise our sole right to extend the maturity date of April 30, 2016, twice, by an additional six months.
(4)	Our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) matures June 30, 2016, assuming we exercise our sole right to extend the maturity date of June 30, 2015, by one year.
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

Estimated interest payments

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.  As of March 31, 2013, approximately 68% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 32% of our debt is unhedged variable rate debt based primarily on LIBOR.  Interest payments on our unhedged variable rate debt have been calculated based on interest rates in effect as of March 31, 2013.  See additional information regarding our debt under Note 5, Secured and Unsecured Senior Debt, to our condensed consolidated financial statements appearing elsewhere in our annual report on Form 10-K for the year ended December 31, 2012.

Ground lease obligations

Ground lease obligations as of March 31, 2013, included leases for 25 of our properties and four land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $7.9 million at March 31, 2013, our ground lease obligations have remaining lease terms ranging from 41 to 196 years, including extension options.

Commitments

In addition to the above, as of March 31, 2013, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $267.1 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $56.7 million for certain investments over the next six years.

A 100% owned subsidiary of the Company previously executed a ground lease, as ground lessee, for certain property in New York City.  The West Tower of the Alexandria Center™ for Life Science – New York City will be constructed on such ground-leased property.  In November 2012, we commenced vertical construction of the West Tower.  The ground lease provides that substantial completion of the West Tower occur by October 31, 2015, and requires satisfying conditions that include substantially completed construction in accordance with the plans.  The ground lease also provides that by October 31, 2016, the ground lessee shall obtain a temporary or permanent certificate of occupancy for the core and shell of both the East Tower of the Alexandria Center™ for Life Science – New York City (which has occurred) and the West Tower.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between both parties under the ground lease.  If the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 to our condensed consolidated financial statements appearing elsewhere in our annual report on Form 10-K for the year ended December 31, 2012.

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

The following table summarizes our interest rate swap agreements as of March 31, 2013 (in thousands):

			Interest Pay	Fair Value as of	Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Rate (1)	March 31, 2013 (2)	March 31, 2013	December 31, 2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(2,398)	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2013	4.642%	(1,120)	50,000	–
December 2006	November 30, 2009	March 31, 2014	5.015%	(3,616)	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023%	(3,622)	75,000	75,000
December 2011	December 31, 2012	December 31, 2013	0.640%	(791)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.640%	(791)	250,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(399)	125,000	–
December 2011	December 31, 2012	December 31, 2013	0.644%	(399)	125,000	–
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,676)	–	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,674)	–	250,000
Total				$(16,486)	$1,000,000	$700,000

(1)

In addition to the interest pay rate, borrowings outstanding under our unsecured senior line of credit and unsecured senior bank term loans include an applicable margin currently ranging from 1.20% to 1.75%.

(2)	Includes accrued interest and credit valuation adjustment.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of March 31, 2013 and 2012, the largest aggregate notional amount of the interest rate swap agreements in effect at any single point in time with an individual counterparty was $375.0 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of March 31, 2013, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $16.5 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the hedged transactions affect earnings.  We have not posted any collateral related to our interest rate swap agreements.  For the three months ended March 31, 2013 and 2012, approximately $4.3 and $5.8 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $14.0 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

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

Inflation

As of March 31, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies between periods, and on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its NAREIT White Paper.  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the estimated fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the non-cash write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, and impairments of land parcels, less realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

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

We believe that AFFO is a useful supplemental performance measure because it further adjusts to: (1) deduct certain expenditures that, although capitalized and classified in depreciation expense, do not enhance the revenue or cash flows of our properties; (2) eliminate the effect of straight-lining our rental income and capitalizing income from development projects in order to reflect the actual amount of contractual rents due in the period presented; and (3) eliminate the effect of non-cash items that are not indicative of our core operations and do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of non-cash charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or subject to judgmental valuation inputs and the timing of our decisions.

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

	Three Months Ended March 31,
	2013	2012
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$22,442	$18,368
Depreciation and amortization	46,995	43,405
Loss on sale of real estate	340	–
Impairment of real estate	–	–
Gain on sale of land parcel	–	(1,864)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	1,324	946
FFO	(1,064)	(1,156)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	70,037	59,699
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	5	5
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	70,042	59,704
Realized gain on equity investment primarily related to one non-tenant life science entity	–	–
Impairment of land parcel	–	–
Loss on early extinguishment of debt	–	623
Preferred stock redemption charge	–	5,978
Allocation to unvested restricted stock awards	–	(53)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	70,042	66,252

Non-revenue-enhancing capital expenditures:
Building improvements	(596)	(210)
Tenant improvements and leasing commissions	(882)	(2,019)
Straight-line rent	(6,198)	(8,796)
Straight-line rent on ground leases	538	1,406
Capitalized income from development projects	22	478
Amortization of acquired above and below market leases	(830)	(800)
Amortization of loan fees	2,386	2,643
Amortization of debt premiums/discounts	115	179
Stock compensation	3,349	3,293
Allocation to unvested restricted stock awards	19	31
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$67,965	$62,457

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

	Three Months Ended March 31,
	2013	2012
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$0.36	$0.30
Depreciation and amortization	0.74	0.70
Loss on sale of real estate	–	–
Impairment of real estate	0.01	–
Gain on sale of land parcel	–	(0.03)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	0.02	0.02
FFO	(0.02)	(0.02)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	1.11	0.97
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	–	–
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.11	0.97
Realized gain on equity investment primarily related to one non-tenant life science entity	–	–
Impairment of land parcel	–	–
Loss on early extinguishment of debt	–	0.01
Preferred stock redemption charge	–	0.10
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	1.11	1.08

Non-revenue-enhancing capital expenditures:
Building improvements	(0.01)	–
Tenant improvements and leasing commissions	(0.01)	(0.03)
Straight-line rent	(0.10)	(0.14)
Straight-line rent on ground leases	0.01	0.02
Capitalized income from development projects	–	0.01
Amortization of acquired above and below market leases	(0.01)	(0.01)
Amortization of loan fees	0.04	0.04
Amortization of debt premiums/discounts	–	–
Stock compensation	0.05	0.05
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.08	$1.02

Adjusted EBITDA and Adjusted EBITDA margins

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use Adjusted EBITDA and Adjusted EBITDA margins to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA also serves as a proxy for a component of a financial covenant under certain of our debt obligations.  Adjusted EBITDA is calculated as EBITDA excluding net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels.  We believe Adjusted EBITDA and Adjusted EBITDA margins provide investors relevant and useful information because they permit investors to view income from our operations on an unleveraged basis before the effects of taxes, non-cash depreciation and amortization, net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding non-cash charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs, and are subject to judgmental inputs and the timing of our decisions.  EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins have limitations as measures of our performance.  EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins, for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$30,237	$32,775
Interest expense – continuing operations	18,020	16,226
Interest expense – discontinued operations	–	1
Depreciation and amortization – continuing operations	46,065	41,786
Depreciation and amortization – discontinued operations	930	1,619
EBITDA	95,252	92,407

Stock compensation expense	3,349	3,293
Loss on early extinguishment of debt	–	623
Loss on sale of real estate	340	–
Gain on sale of land parcel	–	(1,864)
Impairment of real estate	–	–
Impairment of land parcel	–	–
Adjusted EBITDA	$98,941	$94,459

Total revenues	$150,380	$135,711
Adjusted EBITDA margins	66%	70%

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

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges, for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA	$98,941	$94,459

Interest expense – continuing operations	$18,020	$16,226
Interest expense – discontinued operations	–	1
Add: capitalized interest	14,021	15,266
Less: amortization of loan fees	(2,386)	(2,643)
Less: amortization of debt premium/discounts	(115)	(179)
Cash interest	29,540	28,671
Dividends on preferred stock	6,471	7,483
Fixed charges	$36,011	$36,154

Fixed charge coverage ratio	2.7x	2.6x

Interest coverage ratio

The interest coverage ratio is the ratio of Adjusted EBITDA to cash interest.  This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the three months ended March 31, 2013 and 2012  (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA	$98,941	$94,459

Interest expense – continuing operations	$18,020	$16,226
Interest expense – discontinued operations	–	1
Add: capitalized interest	14,021	15,266
Less: amortization of loan fees	(2,386)	(2,643)
Less: amortization of debt premium/discounts	(115)	(179)
Cash interest	$29,540	28,671

Interest coverage ratio	3.3x	3.3x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of total debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of March 31, 2013, and December 31, 2012 (dollars in thousands):

	As of
	March 31, 2013	December 31, 2012
Secured notes payable	$730,714	$716,144
Unsecured senior notes payable	549,816	549,805
Unsecured senior line of credit	554,000	566,000
Unsecured senior bank term loans	1,350,000	1,350,000
Less: cash and cash equivalents	(87,001)	(140,971)
Less: restricted cash	(30,008)	(39,947)
Net debt	$3,067,521	$3,001,031

Adjusted EBITDA (quarter annualized) (1)	$395,764	$408,876

Net debt to Adjusted EBITDA (quarter annualized) (1)	7.8x	7.3x

Adjusted EBITDA (trailing 12 months)	$397,606	$393,124

Net debt to Adjusted EBITDA (trailing 12 months)	7.7x	7.6x

(1)         We believe the Adjusted EBITDA and net debt to Adjusted EBITDA for the three months ended March 31, 2013, and December 31, 2012, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

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

The following table summarizes the calculation of net debt to gross assets (excluding cash and restricted cash) as of March 31, 2013, and December 31, 2012 (dollars in thousands):

	As of
	March 31, 2013	December 31, 2012
Net debt	$3,067,521	$3,001,031

Total assets	$7,090,919	$7,150,116
Add: accumulated depreciation	849,891	875,035
Less: cash and cash equivalents	(87,001)	(140,971)
Less: restricted cash	(30,008)	(39,947)
Gross assets (excluding cash and restricted cash)	$7,823,801	$7,844,233

Net debt to gross assets (excluding cash and restricted cash)	39%	38%

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus loss (gain) on early extinguishment of debt, impairment of land parcel, depreciation and amortization, interest expense, and general and administrative expense.  We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects primarily those income and expense items that are incurred at the property level.  Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.  NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure, because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Real estate impairments have been excluded in deriving NOI because we do not consider impairment losses to be property-level operating expenses.  Real estate impairment losses relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses.  Our real estate impairments represent the write-down in the value of the assets to the estimated fair value less cost to sell.  These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values.  Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy.  Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities; repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries.  General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management.  NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently.  We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our condensed consolidated statements of income.  NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or a measure of our ability to make distributions.

The following table is a reconciliation of NOI from continuing operations to income from continuing operations and NOI from discontinued operations to income from discontinued operations, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended
Continuing operations	March 31, 2013	March 31, 2012
Total revenues	$150,380	$135,711
Rental operations	45,224	40,453
Net operating income	105,156	95,258
Operating margins	70%	70%
General and administrative	11,648	10,357
Interest	18,020	16,226
Depreciation and amortization	46,065	41,786
Loss on early extinguishment of debt	–	623
Income from continuing operations	$29,423	$26,266

Discontinued operations
Total revenues	$3,496	$9,308
Rental operations	1,412	3,043
Net operating income (1)	2,084	6,265
Operating margins	60%	67%
Interest	–	1
Depreciation and amortization	930	1,619
Loss on sale of real estate	340	–
Income from discontinued operations, net	$814	$4,645

(1)             Net operating income from discontinued operations for the three months ended March 31, 2013, is comprised of $0.2 million for the three assets classified as “held for sale” as of March 31, 2013, and $1.9 million for the 6 assets sold during the three months ended March 31, 2013.  Net operating income from discontinued operations for the three months ended March 31, 2012, is comprised of $0.3 million for the three assets classified as “held for sale” as of March 31, 2013, and $6.0 million for the 12 assets sold since January 1, 2012.

Same property NOI

See discussion of Same Properties and reconciliation of NOI to income from continuing operations in “Results of Operations.”

Unencumbered NOI as a percentage of total NOI

Unencumbered NOI as a percentage of total NOI is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations of our unencumbered real estate assets, as it reflects primarily those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered NOI for periods prior to the three months ended March 31, 2013, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Unencumbered net operating income	$71,402	$66,199
Encumbered net operating income	33,754	29,059
Total net operating income	$105,156	$95,258

Unencumbered net operating income as a percentage of total net operating income	68%	69%

Unlevered IRR

We believe Unlevered IRR is a useful supplemental performance measure used by investors to evaluate the performance of a specific real estate investment.  Unlevered IRR is the annualized implied discount rate calculated from the cash flows of a real estate asset over the holding period for such asset.  Unlevered IRR represents the return that equates the present value of all capital invested in a real estate asset to the present value of all cash flows generated by that real estate asset, or the discount rate that provides a net present value of all cash flows related to a real estate asset to zero. Unlevered IRR is calculated based upon the actual timing of cash flows, including among others i) the initial cash purchase price; ii) cash NOI (GAAP NOI excluding the impact of straight-line rents); iii) capital expenditures; iv) leasing costs, and v) the net sales proceeds of each respective real estate asset.  Losses incurred upon sale or non-cash impairment charges recognized during our ownership period are reflected in the unlevered IRR through the net sales proceeds of each real estate asset.  The calculation of unlevered IRR does not include general and administrative costs of the Company or interest expense related to the Company’s financing costs, because they are not directly related or attributable to the operations of the real estate asset.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% increase/decrease in interest rates, assuming a LIBOR floor of 0%, on our variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, unsecured senior notes payable, and unsecured senior convertible notes (in thousands):

	As of March 31, 2013	As of December 31, 2012
Impact to future earnings due to variable rate debt:
Rate increase of 1%	$(2,527)	$(5,870)
Rate decrease of 1%	$6,352	$1,101

Effect on fair value of secured debt:
Rate increase of 1%	$(33,844)	$(37,146)
Rate decrease of 1%	$25,547	$27,260

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on March 31, 2013.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying condensed consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings (in thousands):

	As of March 31, 2013	As of December 31, 2012
Equity price risk:
Increase in fair value of 10%	$12,354	$11,505
Decrease in fair value of 10%	$(12,354)	$(11,505)

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

	As of March 31, 2013	As of December 31, 2012
Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(20)	$(29)
Decrease in foreign currency exchange rate of 10%	$20	$29

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2013, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.               RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A.  Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.  Those risk factors could materially affect our business, financial condition, and results of operations.  The risks that we describe in our public filings are not the only risks that we face.  Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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
101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012 (unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited), (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2013 (unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2013.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)