Form 10-Q
period 2013-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2013-08-07
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

 As of July 31, 2013, 71,439,254 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Investments in real estate, net	$6,453,379	$6,424,578
Cash and cash equivalents	302,205	140,971
Restricted cash	30,914	39,947
Tenant receivables	7,577	8,449
Deferred rent	177,507	170,396
Deferred leasing and financing costs, net	164,362	160,048
Investments	122,605	115,048
Other assets	120,740	90,679
Total assets	$7,379,289	$7,150,116

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$711,029	$716,144
Unsecured senior notes payable	1,048,395	549,805
Unsecured senior line of credit	—	566,000
Unsecured senior bank term loans	1,200,000	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	368,249	423,708
Dividends payable	52,141	41,401
Total liabilities	3,379,814	3,647,058

Commitments and contingencies

Redeemable noncontrolling interests	14,505	14,564

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D Cumulative Convertible Preferred Stock	250,000	250,000
Series E Cumulative Redeemable Preferred Stock	130,000	130,000
Common stock	710	632
Additional paid-in capital	3,596,477	3,086,052
Accumulated other comprehensive loss	(39,565)	(24,833)
Alexandria’s stockholders’ equity	3,937,622	3,441,851
Noncontrolling interests	47,348	46,643
Total equity	3,984,970	3,488,494
Total liabilities, noncontrolling interests, and equity	$7,379,289	$7,150,116

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental	$114,743	$104,329	$226,519	$205,530
Tenant recoveries	35,923	31,881	71,534	63,763
Other income	3,569	9,383	6,562	12,011
Total revenues	154,235	145,593	304,615	281,304

Expenses:
Rental operations	46,323	42,102	91,547	82,555
General and administrative	12,472	12,298	24,120	22,655
Interest	15,978	17,922	33,998	34,148
Depreciation and amortization	46,580	50,741	92,645	92,527
Loss on early extinguishment of debt	560	1,602	560	2,225
Total expenses	121,913	124,665	242,870	234,110

Income from continuing operations	32,322	20,928	61,745	47,194

Income from discontinued operations, net	243	4,713	1,057	9,358

Gain on sale of land parcel	772	—	772	1,864
Net income	33,337	25,641	63,574	58,416

Net income attributable to noncontrolling interests	980	851	1,962	1,562
Dividends on preferred stock	6,471	6,903	12,942	14,386
Preferred stock redemption charge	—	—	—	5,978
Net income attributable to unvested restricted stock awards	403	271	745	506
Net income attributable to Alexandria’s common stockholders	$25,483	$17,616	$47,925	$35,984
Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.38	$0.21	$0.72	$0.43
Discontinued operations, net	—	0.08	0.02	0.15
Earnings per share – basic and diluted	$0.38	$0.29	$0.74	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$33,337	$25,641	$63,574	$58,416
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	44	(107)	360	567
Reclassification adjustment for (gains) losses included in net income	42	238	(230)	(686)
Unrealized gains (losses) on marketable securities, net	86	131	130	(119)

Unrealized gains (losses) on interest rate swaps:
Unrealized interest rate swap gains (losses) arising during the period	105	(3,091)	(28)	(7,164)
Reclassification adjustment for amortization of interest expense included in net income	3,834	5,895	8,142	11,670
Unrealized gains on interest rate swap agreements, net	3,939	2,804	8,114	4,506

Foreign currency translation losses	(20,698)	(17,192)	(23,057)	(7,233)

Total other comprehensive income	(16,673)	(14,257)	(14,813)	(2,846)
Comprehensive income	16,664	11,384	48,761	55,570
Less: comprehensive income attributable to noncontrolling interests	(1,008)	(875)	(1,906)	(1,574)
Comprehensive income attributable to Alexandria’s common stockholders	$15,656	$10,509	$46,855	$53,996

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2012	$250,000	$130,000	63,244,645	$632	$3,086,052	$—	$(24,833)	$46,643	$3,488,494	$14,564
Net income	—	—	—	—	—	61,612	—	1,425	63,037	537
Unrealized gain on marketable securities	—	—	—	—	—	—	130	—	130	—
Unrealized gain on interest rate swap agreements	—	—	—	—	—	—	8,114	—	8,114	—
Foreign currency translation loss	—	—	—	—	—	—	(22,976)	(81)	(23,057)	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(639)	(639)	(596)
Issuance of common stock	—	—	7,590,000	76	534,774	—	—	—	534,850	—
Issuances pursuant to stock plan	—	—	162,745	2	11,661	—	—	—	11,663	—
Dividends declared on common stock	—	—	—	—	—	(84,680)	—	—	(84,680)	—
Dividends declared on preferred stock	—	—	—	—	—	(12,942)	—	—	(12,942)	—
Distributions in excess of earnings	—	—	—	—	(36,010)	36,010	—	—	—	—
Balance as of June 30, 2013	$250,000	$130,000	70,997,390	$710	$3,596,477	$—	$(39,565)	$47,348	$3,984,970	$14,505

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$63,574	$58,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,575	95,760
Loss on early extinguishment of debt	560	2,225
Gain on sale of land parcel	(772)	(1,864)
Loss (gain) on sale of real estate	121	(2)
Amortization of loan fees and costs	4,813	4,857
Amortization of debt premiums/discounts	237	289
Amortization of acquired above and below market leases	(1,660)	(1,578)
Deferred rent	(14,437)	(13,991)
Stock compensation expense	7,812	6,567
Equity in loss related to investments	—	26
Gain on sales of investments	(2,666)	(11,126)
Loss on sales of investments	529	1,089
Changes in operating assets and liabilities:
Restricted cash	392	(610)
Tenant receivables	847	1,366
Deferred leasing costs	(23,109)	(13,791)
Other assets	5,043	(9,331)
Accounts payable, accrued expenses, and tenant security deposits	8,215	25,225
Net cash provided by operating activities	143,074	143,527

Investing Activities
Proceeds from sale of properties	101,815	1,905
Additions to properties	(298,927)	(259,480)
Purchase of properties	—	(42,171)
Change in restricted cash related to construction projects	(8,889)	(11,532)
Distribution from unconsolidated real estate entity	274	22,250
Contributions to unconsolidated real estate entity	(5,163)	(4,918)
Loss in investments from unconsolidated entity	(293)	—
Additions to investments	(14,833)	(16,344)
Proceeds from investments	9,544	17,559
Net cash used in investing activities	$(216,472)	$(292,731)

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Financing Activities
Borrowings from secured notes payable	$26,114	$—
Repayments of borrowings from secured notes payable	(31,436)	(4,525)
Proceeds from issuance of unsecured senior notes payable	495,310	544,649
Principal borrowings from unsecured senior line of credit	305,000	529,147
Repayments of borrowings from unsecured senior line of credit	(871,000)	(520,147)
Repayment of unsecured senior bank term loan	(150,000)	(250,000)
Repurchase of unsecured senior convertible notes	—	(84,801)
Redemption of Series C Cumulative Redeemable Preferred Stock	—	(129,638)
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	—	124,868
Change in restricted cash related to financings	16,634	(7,714)
Deferred financing costs paid	(1,457)	(15,739)
Proceeds from common stock offering	535,536	37,385
Proceeds from exercise of stock options	—	155
Dividends paid on common stock	(73,932)	(60,791)
Dividends paid on preferred stock	(12,942)	(14,178)
Distributions to redeemable noncontrolling interests	(596)	(630)
Contributions by noncontrolling interests	—	1,125
Distributions to noncontrolling interests	(639)	(598)
Net cash provided by financing activities	236,592	148,568

Effect of foreign exchange rate changes on cash and cash equivalents	(1,960)	3,034

Net increase in cash and cash equivalents	161,234	2,398
Cash and cash equivalents at beginning of period	140,971	78,539
Cash and cash equivalents at end of period	$302,205	$80,937

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$29,259	$22,693

Non-Cash Investing Activities
Note receivable from sale of real estate	$38,820	$—
Change in accrued capital expenditures	$(48,198)	$4,370

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

We have prepared the accompanying interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the interim consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and equity; the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements; and the amounts of revenues and expenses during the reporting period.  Actual results could materially differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Basis of presentation (continued)

Investments in real estate, net, and discontinued operations

We recognize assets acquired (including the intangible value of above or below market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  If there is a bargain fixed rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew.  When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated carrying costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs and restructuring costs are expensed as incurred.

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

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (3) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (4) the sale of the property is probable and is expected to be completed within one year; (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale.” If (1) the operations and cash flows of the property have been or will be eliminated from the ongoing operations; and (2) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

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

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of June 30, 2013, and December 31, 2012, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of June 30, 2013, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period during which the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur any material tax-related interest expense or penalties for the three and six months ended June 30, 2013 and 2012.

Interest income

Interest income was approximately $1.0 million and $0.8 million during the three months ended June 30, 2013 and 2012, respectively.  Interest income was approximately $2.3 million and $1.4 million during the six months ended June 30, 2013 and 2012, respectively. Interest income is classified in other income in the accompanying consolidated statements of income.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of June 30, 2013, and December 31, 2012, we had no allowance for estimated losses.

As of June 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

3.	Investments in real estate

Our investments in real estate, net, consisted of the following as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
Rental properties:
Land (related to rental properties)	$512,915		$522,664
Buildings and building improvements	5,006,987		4,933,314
Other improvements	166,894		189,793
Rental properties	5,686,796		5,645,771
Less: accumulated depreciation	(878,199)		(875,035)
Rental properties, net	4,808,597		4,770,736

Construction in progress (“CIP”)/current value-added projects:
Active development in North America	673,461		431,578
Investment in unconsolidated joint venture	33,838		28,656
Active redevelopment in North America	104,994		199,744
Active development and redevelopment in Asia	98,949		101,602
Generic infrastructure/building improvement projects in North America	53,333	(1)	80,599
	964,575		842,179
Subtotal	5,773,172		5,612,915

Land/future value-added projects:
Land undergoing predevelopment activities (CIP) in North America (2)	313,498		433,310
Land held for future development in North America	211,292		296,039
Land held for future development/undergoing predevelopment activities (CIP) in Asia	79,105		82,314
Land subject to sale negotiations	76,312		—
	680,207		811,663
Investments in real estate, net	$6,453,379		$6,424,578

(1)
Represents the book value associated with approximately 96,372 square feet at four projects undergoing construction of generic laboratory improvements, of which approximately 81% was leased, but not delivered, as of June 30, 2013.

(2)
In addition to assets included in our gross investment in real estate, we hold options/rights for parcels supporting the future ground-up development of approximately 420,000 RSF in Alexandria CenterTM for Life Science - New York City related to an option under our ground lease. Also, our asset base contains additional embedded development opportunities aggregating approximately 715,000 RSF which represents additional development and expansion rights related to existing rental properties.

Land undergoing predevelopment activities

Land undergoing predevelopment activities includes activities prior to commencement of vertical construction of aboveground building improvements and is classified as construction in progress.  We generally will not commence ground-up development of any parcels undergoing predevelopment activities without first securing pre-leasing for such space.  If vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  The largest project included in land undergoing predevelopment consists of substantially all of our 1.2 million RSF at the Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts.

3.	Investments in real estate (continued)

We are required to capitalize project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional preconstruction costs including entitlement, design, construction drawings, Building Information Modeling (3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project prior to vertical construction of aboveground building improvements including infrastructure, belowground site work, utility connections, land grading, and egress and regress access points.

•
Site and infrastructure construction costs including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for vertical construction of aboveground building improvements. For example, site and infrastructure costs for the 1.2 million rentable square feet (“RSF”) related to 50 Binney Street, 100 Binney Street, and 228,000 RSF of residential at the Alexandria Center™ at Kendall Square are classified as preconstruction prior to commencement of vertical construction. Site and infrastructure costs related to 75/125 Binney Street and 225 Binney Street are included in our estimate of cost of completion and initial stabilized yields for each project.

Land held for future development

Land held for future development represents real estate we plan to develop in the future, but on which, as of each period presented, no construction or predevelopment activities were ongoing.  All predevelopment efforts have been advanced to appropriate stages and no further predevelopment activities are ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred.  As of June 30, 2013, and December 31, 2012, we held land in North America supporting an aggregate of 3.5 million and 4.7 million RSF of future ground-up development, respectively.  Additionally, as of June 30, 2013, and December 31, 2012, we held land undergoing predevelopment activities in North America totaling 1.9 million and 2.9 million RSF, respectively.

Real estate asset sales

During the six months ended June 30, 2013, we sold seven properties for aggregate consideration of $128.6 million, at a net loss of $121 thousand, which included an aggregate gain of $52 thousand on the sale of two properties in the Suburban Washington, D.C. market, an aggregate loss of $392 thousand on the sale of three properties in the Greater Boston market, no gain or loss on the sale of a property in the Seattle market, and a gain of $219 thousand on one property sold outside of our core markets. The net loss is a component of income from discontinued operations, net.

During the six months ended June 30, 2013, we sold three parcels of land for aggregate consideration of $18.1 million and recognized a gain of $772 thousand, which included a gain of $381 thousand on the sale of two parcels in the San Francisco Bay Area market, and a gain of $391 thousand on the sale of one parcel in the Greater NYC market.

4.	Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  Investments in “available for sale” securities with gross unrealized losses as of June 30, 2013, had been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment.  We believe that these unrealized losses are temporary, and accordingly we have not recognized other-than-temporary impairment related to “available for sale” securities as of June 30, 2013.  As of June 30, 2013, and December 31, 2012, there were no unrealized losses in our investments in privately held entities.

The following table summarizes our investments as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
“Available-for-sale” securities, cost basis	$1,832	$1,236
Gross unrealized gains	2,112	1,561
Gross unrealized losses	(509)	(88)
“Available-for-sale” securities, at fair value	3,435	2,709
Investments accounted for under cost method	119,164	112,333
Investments accounted for under equity method	6	6
Total investments	$122,605	$115,048

The following table outlines our net investment income, which is classified in other income in the accompanying consolidated statements of income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in loss related to equity method investments	$—	$—	$—	$(26)
Gross realized gains	2,220	9,127	2,666	11,126
Gross realized losses	(143)	(1,088)	(529)	(1,089)
Net investment income	$2,077	$8,039	$2,137	$10,011

Amount of gains (losses) reclassified from accumulated other comprehensive income to realized gains, net	$(42)	$(238)	$230	$686

5.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debts and their respective principal maturities, as of June 30, 2013 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (including extension options, in years)
Secured notes payable	$591,623	$119,406	$711,029	24.0%	5.48%	2.7
Unsecured senior notes payable	1,048,395	—	1,048,395	35.4	4.29	9.3
$1.5 billion unsecured senior line of credit	—	—	—	—	1.39	3.8
2016 Unsecured Senior Bank Term Loan	400,000	200,000	600,000	20.3	2.24	3.0
2017 Unsecured Senior Bank Term Loan	600,000	—	600,000	20.3	3.93	3.6
Total / weighted average	$2,640,018	$319,406	$2,959,424	100.0%	4.09%	5.3
Percentage of total debt	89%	11%	100%

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

5.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding consolidated indebtedness, as of June 30, 2013 (dollars in thousands):

	Stated Interest Rate		Weighted Average Interest Rate (1)	Maturity Date (2)		Remaining for the Period Ending December 31,
Debt						2013	2014	2015	2016	2017	Thereafter	Total
Secured notes payable
Greater Boston	5.26%		5.59%	4/1/14		$1,945	$208,683	$—	$—	$—	$—	$210,628
Suburban Washington, D.C.	2.18		2.18	4/20/14	(3)	—	76,000	—	—	—	—	76,000
San Diego	6.05		4.88	7/1/14		59	6,458	—	—	—	—	6,517
San Diego	5.39		4.00	11/1/14		74	7,495	—	—	—	—	7,569
Seattle	6.00		6.00	11/18/14		120	240	—	—	—	—	360
Suburban Washington, D.C.	5.64		4.50	6/1/15		54	138	5,788	—	—	—	5,980
Greater Boston, San Francisco Bay Area, and San Diego	5.73		5.73	1/1/16		814	1,713	1,816	75,501	—	—	79,844
Greater Boston, San Diego, and Greater NYC	5.82		5.82	4/1/16		438	931	988	29,389	—	—	31,746
San Francisco Bay Area	6.35		6.35	8/1/16		1,149	2,487	2,652	126,715	—	—	133,003
San Francisco Bay Area	LIBOR+1.50		1.70	7/1/17	(4)	—	—	43,046	—	—	—	43,046
San Diego, Suburban Washington, D.C., and Seattle	7.75		7.75	4/1/20		685	1,453	1,570	1,696	1,832	108,469	115,705
San Francisco Bay Area	6.50		6.50	6/1/37		—	17	18	19	20	773	847
Average/Total	5.42%		5.48			5,338	305,615	55,878	233,320	1,852	109,242	711,245
Unsecured debt
$1.5 billion unsecured senior line of credit (5)	LIBOR+ 1.20%	(6)	1.39	4/30/17		—	—	—	—	—	—	—
2016 Unsecured Senior Bank Term Loan (5)	LIBOR+ 1.75%		2.24	6/30/16	(3)	—	—	—	600,000	—	—	600,000
2017 Unsecured Senior Bank Term Loan (5)	LIBOR+ 1.50%		3.93	1/31/17	(3)	—	—	—	—	600,000	—	600,000
Unsecured senior notes payable	4.60%		4.61	4/1/22		—	250	—	—	—	550,000	550,250
Unsecured senior notes payable	3.90%		3.94	6/15/23		—	—	—	—	—	500,000	500,000
Average/Subtotal			4.09			5,338	305,865	55,878	833,320	601,852	1,159,242	2,961,495
Unamortized discounts			—			(294)	(200)	(139)	(177)	(184)	(1,077)	(2,071)
Average/Total			4.09%			$5,044	$305,665	$55,739	$833,143	$601,668	$1,158,165	$2,959,424

Balloon payments						$—	$297,330	$48,774	$830,029	$600,000	$654,352	$2,430,485
Principal amortization						5,044	8,335	6,965	3,114	1,668	503,813	528,939
Total consolidated debt						$5,044	$305,665	$55,739	$833,143	$601,668	$1,158,165	$2,959,424

Fixed rate/hedged variable rate debt						$4,924	$229,425	$12,693	$633,143	$601,668	$1,158,165	$2,640,018
Unhedged variable rate debt						120	76,240	43,046	200,000	—	—	319,406
Total consolidated debt						$5,044	$305,665	$55,739	$833,143	$601,668	$1,158,165	$2,959,424

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	This loan may be prepaid without any prepayment penalty.

(4)	We have two, one year options to extend the stated maturity date of July 1, 2015.

(5)
Does not reflect amendments completed or in progress subsequent to June 30, 2013, that will reduce our borrowing costs and/or extend our maturity as noted in our Subsequent Events note to the consolidated financial statements. See Note 13 for amended terms.

(6)	In addition to the stated rate, we were subject to an annual facility fee of 0.25% as of June 30, 2013.

5.	Secured and unsecured senior debt (continued)

3.90% Unsecured senior notes payable

In June 2013, we completed a $500 million public offering of our unsecured senior notes payable at a stated interest rate of 3.90% (“3.90% Unsecured Senior Notes”).  The unsecured senior notes payable were priced at 99.712% of the principal amount with a yield to maturity of 3.94% and are due June 15, 2023.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness.  However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to prepay $150 million of the outstanding principal balance of $750 million on our unsecured senior bank term loan due in 2016 (“2016 Unsecured Senior Bank Term Loan”), to reduce the outstanding borrowings on our unsecured senior line of credit to zero, and to hold the remaining proceeds in cash and cash equivalents to fund near-term opportunities related to development/redevelopment projects, to fund near-term property acquisitions, and for general corporate purposes. As a result of the $150 million prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in June 2013, totaling $560 thousand.

Unsecured senior line of credit and unsecured senior bank term loans

The maturity date of the unsecured senior line of credit is April 2017, assuming we exercise our sole right to extend the maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of June 30, 2013, was 1.20%, which is based on our existing credit rating as set by certain rating agencies. As of June 30, 2013, we did not have any borrowings outstanding.  Our unsecured senior line of credit is subject to an annual facility fee of 0.25% based on the aggregate commitments outstanding.

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and ii) incur certain secured or unsecured indebtedness.  Additionally, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes.  As of June 30, 2013, we were in compliance with all such covenants.

The following table outlines our interest expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross interest	$31,668	$33,747	$63,709	$65,239
Capitalized interest	(15,690)	(15,825)	(29,711)	(31,091)
Interest expense	$15,978	$17,922	$33,998	$34,148

6.	Interest rate swap agreements

During the three and six months ended June 30, 2013 and 2012, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the three and six months ended June 30, 2013 and 2012, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair values of our interest rate swap agreements that are designated and that qualify as cash flow hedges is classified in accumulated other comprehensive loss. Losses are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $11.2 million in accumulated other comprehensive loss to interest expense as an increase to interest expense.

As of June 30, 2013, and December 31, 2012, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $12.5 million and $20.7 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Under our interest rate swap agreements, we have no collateral posting requirements.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2013 (dollars in thousands):

			Interest Pay	Fair Value as of	Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Rate (1)	June 30, 2013	June 30, 2013	December 31, 2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(1,804)	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2013	4.642%	(563)	50,000	—
December 2006	November 30, 2009	March 31, 2014	5.015%	(2,721)	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023%	(2,725)	75,000	75,000
December 2011	December 31, 2012	December 31, 2013	0.640%	(553)	250,000	—
December 2011	December 31, 2012	December 31, 2013	0.640%	(553)	250,000	—
December 2011	December 31, 2012	December 31, 2013	0.644%	(279)	125,000	—
December 2011	December 31, 2012	December 31, 2013	0.644%	(279)	125,000	—
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,536)	—	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,534)	—	250,000
Total				$(12,547)	$1,000,000	$700,000

(1)	In addition to the interest pay rate, borrowings outstanding under our unsecured senior bank term loans include an applicable margin currently ranging from 1.50% to 1.75% as of June 30, 2013.

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: i) quoted prices in active markets for identical assets or liabilities, ii) “significant other observable inputs,” and iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three and six months ended June 30, 2013 and 2012.

7.	Fair value measurements (continued)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2013, and December 31, 2012 (in thousands):

		June 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities	$3,435	$3,435	$—	$—
Liabilities:
Interest rate swap agreements	$12,547	$—	$12,547	$—

		December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities	$2,709	$2,709	$—	$—
Liabilities:
Interest rate swap agreements	$20,661	$—	$20,661	$—

The carrying amounts of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our “available-for-sale” securities and our interest rate swap agreements, respectively, have been recognized at fair value.  The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of June 30, 2013, and December 31, 2012, the book and fair values of our marketable securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Marketable securities	$3,435	$3,435	$2,709	$2,709
Interest rate swap agreements	(12,547)	(12,547)	(20,661)	(20,661)
Secured notes payable	(711,029)	(766,262)	(716,144)	(788,455)
Unsecured senior notes payable	(1,048,395)	(1,039,170)	(549,805)	(593,350)
Unsecured senior line of credit	—	—	(566,000)	(567,196)
Unsecured senior bank term loans	(1,200,000)	(1,357,376)	(1,350,000)	(1,405,124)

8.	Earnings per share

We use income from continuing operations attributable to Alexandria’s common stockholders as the “control number” in determining whether potential common shares, including potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”), are dilutive or antidilutive to earnings per share.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and earnings per share required by the SEC and the Financial Accounting Standards Board, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the consolidated statements of income and included in the numerator for the computation of earnings per share for income from continuing operations.

The land parcels we sold during the three and six months ended June 30, 2013, and the six months ended June 30, 2012, did not meet the criteria for classification as discontinued operations because the land parcels did not have significant operations prior to disposition.  Accordingly, for the three and six months ended June 30, 2013, and the six months ended June 30, 2012, we classified approximately $0.8 million and $1.9 million, respectively, as gain on sales of land parcels below income from discontinued operations, net, in the accompanying consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator for computation of earnings per share.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$32,322	$20,928	$61,745	$47,194
Gain on sale of land parcel	772	—	772	1,864
Net income attributable to noncontrolling interests	(980)	(851)	(1,962)	(1,562)
Dividends on preferred stock	(6,471)	(6,903)	(12,942)	(14,386)
Preferred stock redemption charge	—	—	—	(5,978)
Net income attributable to unvested restricted stock awards	(403)	(271)	(745)	(506)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	25,240	12,903	46,868	26,626
Income from discontinued operations, net	243	4,713	1,057	9,358
Net income attributable to Alexandria’s common stockholders – basic and diluted	$25,483	$17,616	$47,925	$35,984

Weighted average shares of common stock outstanding – basic	66,973	61,663	65,078	61,586
Dilutive effect of stock options	—	1	—	—
Weighted average shares of common stock outstanding – diluted	66,973	61,664	65,078	61,586

Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.38	$0.21	$0.72	$0.43
Discontinued operations, net	—	0.08	0.02	0.15
Earnings per share – basic and diluted	$0.38	$0.29	$0.74	$0.58

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the three and six months ended June 30, 2013 and 2012, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three and six months ended June 30, 2013 and 2012, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

9.	Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$32,322	$20,928	$61,745	$47,194
Gain on sale of land parcel	772	—	772	1,864
Less: net income attributable to noncontrolling interests	(980)	(851)	(1,962)	(1,562)
Income from continuing operations attributable to Alexandria	32,114	20,077	60,555	47,496

Income from discontinued operations, net	243	4,713	1,057	9,358
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—
Net income attributable to Alexandria	$32,357	$24,790	$61,612	$56,854

10.	Stockholders’ equity

Secondary offering of common stock

In May 2013, we sold approximately 7.6 million shares of our common stock in a secondary offering (including 1.0 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares). The shares were issued at a price of $73.50 per share, resulting in aggregate net proceeds of approximately $535.5 million (after deducting underwriting discounts and commissions).

“At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period. As of June 30, 2013, approximately $150 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Dividends

In June 2013, we declared cash dividends for the three months ended June 30, 2013, on our common stock aggregating approximately $46.4 million, or $0.65 per share.  In June 2013, we also declared cash dividends for the three months ended June 30, 2013, on our Series D Convertible Preferred Stock aggregating approximately $4.4 million, or $0.4375 per share.  Additionally, we declared cash dividends for the three months ended June 30, 2013, on our Series E Cumulative Redeemable Preferred Stock aggregating approximately $2.1 million, or $0.403125 per share.  In July 2013, we paid the cash dividends for the three months ended June 30, 2013, on our common stock, Series D Convertible Preferred Stock, and Series E Preferred Stock.

10.	Stockholders’ equity (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2012	$1,473	$(20,661)	$(5,645)	$(24,833)
Other comprehensive income (loss) before reclassifications	360	(28)	(22,976)	(22,644)
Amounts reclassified from other comprehensive income	(230)	8,142	—	7,912
Net other comprehensive income (loss)	130	8,114	(22,976)	(14,732)
Balance as of June 30, 2013	$1,603	$(12,547)	$(28,621)	$(39,565)

The effects on amounts reclassified from accumulated other comprehensive income related to unrealized gain on marketable securities and unrealized loss on interest rate swap agreements are recognized in other income and interest expenses, respectively, in the accompanying consolidated statements of income.

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100 million shares of preferred stock, of which 15.2 million shares were issued and outstanding as of June 30, 2013.  In addition, 200 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2013.

11.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned 10 properties and three development parcels as of June 30, 2013, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of June 30, 2013, and December 31, 2012, our redeemable noncontrolling interest balances were approximately $14.5 million and $14.6 million, respectively.  Our remaining noncontrolling interests, aggregating approximately $47.3 million and $46.6 million as of June 30, 2013, and December 31, 2012, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

12.	Discontinued operations

The following is a summary of net assets of discontinued operations and income from discontinued operations, net (in thousands):

	June 30, 2013	December 31, 2012
Properties “held for sale,” net	$4,180	$76,440
Other assets	7	4,546
Total assets	4,187	80,986

Total liabilities	(8)	(3,233)
Net assets of discontinued operations	$4,179	$77,753

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$241	$8,831	$3,737	$18,138
Operating expenses	217	2,506	1,629	5,549
Total revenues less operating expenses	24	6,325	2,108	12,589
Depreciation expense	—	1,614	930	3,233
(Gain) loss on sale of real estate	(219)	(2)	121	(2)
Income from discontinued operations, net	$243	$4,713	$1,057	$9,358

Income from discontinued operations, net, for the periods presented in the preceding table, includes the results of operations attributable to each of the respective periods for two operating properties that were classified as “held for sale” as of June 30, 2013, as well as the results of operations attributable to each of the respective periods for (and loss related to the sale of) 10 properties sold during the time span starting on the first day of the earliest period presented above (January 1, 2012) and ending on the last day of the current reporting period (June 30, 2013).  For additional discussion regarding real estate asset sales, see discussion under Note 3, Investments in Real Estate.

13.	Subsequent events

Ariad Pharmaceuticals, Inc. Expansion

On July 3, 2013, Ariad Pharmaceuticals, Inc. executed a letter of intent (“LOI”) to lease an additional 139,374 RSF for a 15 year term at our 75/125 Binney Street development in the Cambridge submarket of Greater Boston. An amendment to their lease is under negotiation to increase their lease to 383,497 RSF, or 99% of the total RSF of the project.

Sale of land parcel at 1600 Owens Street

On July 8, 2013, we executed a purchase and sale agreement to dispose of our land parcel at 1600 Owens Street in the Mission Bay submarket of the San Francisco Bay Area for an aggregate sales price of $55.2 million, inclusive of certain parking spaces. This sale is expected to close in December 2013.

Acquisition of 10121/10151 Barnes Canyon Road

On July 5, 2013, we agreed to make a $13.1 million investment in 10121/10151 Barnes Canyon Road, an approximate 116,000 RSF office property located in the Sorrento Mesa submarket of San Diego.  Our investment will be funded in two installments:  i) $5.4 million to be funded in August 2013 (which will earn a 7% return until the next payment is made), and ii) $7.7 million to be funded no later than October 2014.  The property is currently 100% occupied with leases that expire in 2014 and 2015. We intend to convert the existing office space into laboratory space through redevelopment when the space becomes available. Initial stabilized yields will be provided in the future upon commencement of the redevelopment.

Unsecured senior bank loan financings

On July 26, 2013, we amended our $600 million 2016 Unsecured Senior Bank Term Loan to reduce our interest rate on outstanding borrowings. We did not extend the maturity of this loan as we expect to repay the loan over the next one to three years. In addition, we expect to complete amendments to our $1.5 billion unsecured senior line of credit and our $600 million 2017 Unsecured Senior Bank Term Loan in the third quarter of 2013 to reduce our interest rate on outstanding borrowings, extend the maturity dates and amend certain financial covenants. The commitments available for each facility will not change.

		Maturity Date (including extensions)		Applicable Rate		Facility Fee
Facility	Status	Prior/ Current	Extended/ Proposed	Prior/ Current	Extended/ Proposed	Prior/ Current	Extended/ Proposed
$600 million 2016 Unsecured Senior Bank Term Loan	Complete	June 2016	July 2016	L +1.75%	L +1.20%	N/A	N/A
$600 million 2017 Unsecured Senior Bank Term Loan	In Progress	January 2017	January 2019	L +1.50%	L +1.20%	N/A	N/A
$1.5 billion unsecured senior line of credit	In Progress	April 2017	January 2019	L +1.20%	L +1.10%	0.25%	0.20%

14.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly 100% owned subsidiary of the Issuer.  The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP.  The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2013, and December 31, 2012, the condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012, and the condensed consolidating statements of cash flow for the six months ended June 30, 2013 and 2012, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria on a consolidated basis, and consolidated amounts.  In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP.  All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”  All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

Condensed Consolidating Balance Sheet
as of June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$—	$—	$6,453,379	$—	$6,453,379
Cash and cash equivalents	256,299	—	45,906	—	302,205
Restricted cash	42	—	30,872	—	30,914
Tenant receivables	—	—	7,577	—	7,577
Deferred rent	—	—	177,507	—	177,507
Deferred leasing and financing costs, net	31,156	—	133,206	—	164,362
Investments	—	11,727	110,878	—	122,605
Investments in and advances to affiliates	5,976,349	5,520,444	113,244	(11,610,037)	—
Intercompany note receivable	3,061	—	—	(3,061)	—
Other assets	17,708	—	103,220	(188)	120,740
Total assets	$6,284,615	$5,532,171	$7,175,789	$(11,613,286)	$7,379,289
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$711,029	$—	$711,029
Unsecured senior notes payable	1,048,395	—	—	—	1,048,395
Unsecured senior line of credit	—	—	—	—	—
Unsecured senior bank term loans	1,200,000	—	—	—	1,200,000
Accounts payable, accrued expenses, and tenant security deposits	46,748	—	321,689	(188)	368,249
Dividends payable	51,850	—	291	—	52,141
Intercompany note payable	—	—	3,061	(3,061)	—
Total liabilities	2,346,993	—	1,036,070	(3,249)	3,379,814
Redeemable noncontrolling interests	—	—	14,505	—	14,505
Alexandria’s stockholders’ equity	3,937,622	5,532,171	6,077,866	(11,610,037)	3,937,622
Noncontrolling interests	—	—	47,348	—	47,348
Total equity	3,937,622	5,532,171	6,125,214	(11,610,037)	3,984,970
Total liabilities, noncontrolling interests, and equity	$6,284,615	$5,532,171	$7,175,789	$(11,613,286)	$7,379,289

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$38,616	$—	$6,385,962	$—	$6,424,578
Cash and cash equivalents	98,567	1,913	40,491	—	140,971
Restricted cash	52	—	39,895	—	39,947
Tenant receivables	1	—	8,448	—	8,449
Deferred rent	1,876	—	168,520	—	170,396
Deferred leasing and financing costs, net	31,373	—	128,675	—	160,048
Investments	—	12,591	102,457	—	115,048
Investments in and advances to affiliates	5,833,368	5,358,883	110,100	(11,302,351)	—
Intercompany note receivable	3,021	—	—	(3,021)	—
Other assets	17,613	—	73,066	—	90,679
Total assets	$6,024,487	$5,373,387	$7,057,614	$(11,305,372)	$7,150,116
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$716,144	$—	$716,144
Unsecured senior notes payable	549,805	—	—	—	549,805
Unsecured senior line of credit	566,000	—	—	—	566,000
Unsecured senior bank term loans	1,350,000	—	—	—	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	75,728	—	347,980	—	423,708
Dividends payable	41,103	—	298	—	41,401
Intercompany notes payable	—	—	3,021	(3,021)	—
Total liabilities	2,582,636	—	1,067,443	(3,021)	3,647,058
Redeemable noncontrolling interests	—	—	14,564	—	14,564
Alexandria’s stockholders’ equity	3,441,851	5,373,387	5,928,964	(11,302,351)	3,441,851
Noncontrolling interests	—	—	46,643	—	46,643
Total equity	3,441,851	5,373,387	5,975,607	(11,302,351)	3,488,494
Total liabilities, noncontrolling interests, and equity	$6,024,487	$5,373,387	$7,057,614	$(11,305,372)	$7,150,116

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$114,743	$—	$114,743
Tenant recoveries	—	—	35,923	—	35,923
Other income (loss)	2,675	(75)	4,098	(3,129)	3,569
Total revenues	2,675	(75)	154,764	(3,129)	154,235

Expenses:
Rental operations	—	—	46,323	—	46,323
General and administrative	12,154	—	3,447	(3,129)	12,472
Interest	10,089	—	5,889	—	15,978
Depreciation and amortization	1,447	—	45,133	—	46,580
Loss on early extinguishment of debt	560	—	—	—	560
Total expenses	24,250	—	100,792	(3,129)	121,913
(Loss) income from continuing operations before equity in earnings of affiliates	(21,575)	(75)	53,972	—	32,322
Equity in earnings of affiliates	53,939	48,944	940	(103,823)	—
Income from continuing operations	32,364	48,869	54,912	(103,823)	32,322
Income from discontinued operations, net	(7)	—	250	—	243
Gain on sale of land parcel	—	—	772	—	772
Net income	32,357	48,869	55,934	(103,823)	33,337

Net income attributable to noncontrolling interests	—	—	980	—	980
Dividends on preferred stock	6,471	—	—	—	6,471
Net income attributable to unvested restricted stock awards	403	—	—	—	403
Net income attributable to Alexandria’s common stockholders	$25,483	$48,869	$54,954	$(103,823)	$25,483

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$104,329	$—	$104,329
Tenant recoveries	—	—	31,881	—	31,881
Other income (loss)	2,271	255	10,005	(3,148)	9,383
Total revenues	2,271	255	146,215	(3,148)	145,593

Expenses:
Rental operations	—	—	42,102	—	42,102
General and administrative	12,944	1	2,501	(3,148)	12,298
Interest	12,106	—	5,816	—	17,922
Depreciation and amortization	1,039	—	49,702	—	50,741
Loss on early extinguishment of debt	1,602	—	—	—	1,602
Total expenses	27,691	1	100,121	(3,148)	124,665
(Loss) income from continuing operations before equity in earnings of affiliates	(25,420)	254	46,094	—	20,928
Equity in earnings of affiliates	48,878	46,584	944	(96,406)	—
Income from continuing operations	23,458	46,838	47,038	(96,406)	20,928
Income from discontinued operations, net	1,332	—	3,381	—	4,713
Net income	24,790	46,838	50,419	(96,406)	25,641

Net income attributable to noncontrolling interests	—	—	851	—	851
Dividends on preferred stock	6,903	—	—	—	6,903
Net income attributable to unvested restricted stock awards	271	—	—	—	271
Net income attributable to Alexandria’s common stockholders	$17,616	$46,838	$49,568	$(96,406)	$17,616

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$226,519	$—	$226,519
Tenant recoveries	—	—	71,534	—	71,534
Other income (loss)	5,269	(141)	7,671	(6,237)	6,562
Total revenues	5,269	(141)	305,724	(6,237)	304,615

Expenses:
Rental operations	—	—	91,547	—	91,547
General and administrative	22,433	—	7,924	(6,237)	24,120
Interest	21,810	—	12,188	—	33,998
Depreciation and amortization	2,921	—	89,724	—	92,645
Loss on early extinguishment of debt	560	—	—	—	560
Total expenses	47,724	—	201,383	(6,237)	242,870
(Loss) income from continuing operations before equity in earnings of affiliates	(42,455)	(141)	104,341	—	61,745
Equity in earnings of affiliates	103,719	96,183	1,899	(201,801)	—
Income from continuing operations	61,264	96,042	106,240	(201,801)	61,745
Income from discontinued operations, net	348	—	709	—	1,057
Gain on sale of land parcel	—	—	772	—	772
Net income	61,612	96,042	107,721	(201,801)	63,574

Net income attributable to noncontrolling interests	—	—	1,962	—	1,962
Dividends on preferred stock	12,942	—	—	—	12,942
Net income attributable to unvested restricted stock awards	745	—	—	—	745
Net income attributable to Alexandria’s common stockholders	$47,925	$96,042	$105,759	$(201,801)	$47,925

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$205,530	$—	$205,530
Tenant recoveries	—	—	63,763	—	63,763
Other income (loss)	4,807	840	12,887	(6,523)	12,011
Total revenues	4,807	840	282,180	(6,523)	281,304

Expenses:
Rental operations	—	—	82,555	—	82,555
General and administrative	22,442	1	6,735	(6,523)	22,655
Interest	22,676	—	11,472	—	34,148
Depreciation and amortization	2,056	—	90,471	—	92,527
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Total expenses	49,399	1	191,233	(6,523)	234,110
(Loss) income from continuing operations before equity in earnings of affiliates	(44,592)	839	90,947	—	47,194
Equity in earnings of affiliates	98,888	92,282	1,857	(193,027)	—
Income from continuing operations	54,296	93,121	92,804	(193,027)	47,194
Income from discontinued operations, net	2,558	—	6,800	—	9,358
Gain on sale of land parcel	—	—	1,864	—	1,864
Net income	56,854	93,121	101,468	(193,027)	58,416

Net income attributable to noncontrolling interests	—	—	1,562	—	1,562
Dividends on preferred stock	14,386	—	—	—	14,386
Preferred stock redemption charge	5,978	—	—	—	5,978
Net income attributable to unvested restricted stock awards	506	—	—	—	506
Net income attributable to Alexandria’s common stockholders	$35,984	$93,121	$99,906	$(193,027)	$35,984

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32,357	$48,869	$55,934	$(103,823)	$33,337
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	—	(244)	288	—	44
Reclassification adjustment for (gains) losses included in net income	—	106	(64)	—	42
Unrealized gains (losses) on marketable securities, net	—	(138)	224	—	86

Unrealized gains on interest rate swaps:
Unrealized interest rate swap gains arising during the period	105	—	—	—	105
Reclassification adjustment for amortization of interest expense included in net income	3,834	—	—	—	3,834
Unrealized gains on interest rate swaps, net	3,939	—	—	—	3,939

Foreign currency translation losses	—	—	(20,698)	—	(20,698)

Total other comprehensive income	3,939	(138)	(20,474)	—	(16,673)
Comprehensive income	36,296	48,731	35,460	(103,823)	16,664
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,008)	—	(1,008)
Comprehensive income attributable to Alexandria’s common stockholders	$36,296	$48,731	$34,452	$(103,823)	$15,656

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$24,790	$46,838	$50,419	$(96,406)	$25,641
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	—	74	(181)	—	(107)
Reclassification adjustment for losses included in net income	—	75	163	—	238
Unrealized gains (losses) on marketable securities, net	—	149	(18)	—	131

Unrealized gains (losses) on interest rate swaps:
Unrealized interest rate swap gains (losses) arising during the period	(3,091)	—	—	—	(3,091)
Reclassification adjustment for amortization of interest expense included in net income	5,895	—	—	—	5,895
Unrealized gains (losses) on interest rate swaps, net	2,804	—	—	—	2,804

Foreign currency translation losses	—	—	(17,192)	—	(17,192)

Total other comprehensive income	2,804	149	(17,210)	—	(14,257)
Comprehensive income	27,594	46,987	33,209	(96,406)	11,384
Less: comprehensive income attributable to noncontrolling interests	—	—	(875)	—	(875)
Comprehensive income attributable to Alexandria’s common stockholders	$27,594	$46,987	$32,334	$(96,406)	$10,509

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$61,612	$96,042	$107,721	$(201,801)	$63,574
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains (losses) arising during the period	—	405	(45)	—	360
Reclassification adjustment for (gains) losses included in net income	—	(375)	145	—	(230)
Unrealized gains on marketable securities, net	—	30	100	—	130

Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(28)	—	—	—	(28)
Reclassification adjustment for amortization of interest expense included in net income	8,142	—	—	—	8,142
Unrealized gains on interest rate swaps, net	8,114	—	—	—	8,114

Foreign currency translation losses	—	—	(23,057)	—	(23,057)

Total other comprehensive income	8,114	30	(22,957)	—	(14,813)
Comprehensive income	69,726	96,072	84,764	(201,801)	48,761
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,906)	—	(1,906)
Comprehensive income attributable to Alexandria's common stockholders	$69,726	$96,072	$82,858	$(201,801)	$46,855

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$56,854	$93,121	$101,468	$(193,027)	$58,416
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	—	106	461	—	567
Reclassification adjustment for (gains) losses included in net income	—	64	(750)	—	(686)
Unrealized gains (losses) on marketable securities, net	—	170	(289)	—	(119)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(7,164)	—	—	—	(7,164)
Reclassification adjustment for amortization of interest expense included in net income	11,670	—	—	—	11,670
Unrealized gains on interest rate swaps, net	4,506	—	—	—	4,506

Foreign currency translation losses	—	—	(7,233)	—	(7,233)

Total other comprehensive income	4,506	170	(7,522)	—	(2,846)
Comprehensive income	61,360	93,291	93,946	(193,027)	55,570
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,574)	—	(1,574)
Comprehensive income attributable to Alexandria’s common stockholders	$61,360	$93,291	$92,372	$(193,027)	$53,996

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$61,612	$96,042	$107,721	$(201,801)	$63,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,921	—	90,654	—	93,575
Loss on early extinguishment of debt	560	—	—	—	560
Gain on sale of land parcel	—	—	(772)	—	(772)
Loss on sale of real estate	—	—	121	—	121
Amortization of loan fees and costs	3,381	—	1,432	—	4,813
Amortization of debt premiums/discounts	31	—	206	—	237
Amortization of acquired above and below market leases	—	—	(1,660)	—	(1,660)
Deferred rent	—	—	(14,437)	—	(14,437)
Stock compensation expense	7,812	—	—	—	7,812
Equity in (income) loss related to subsidiaries	(103,719)	(96,183)	(1,899)	201,801	—
Gain on sales of investments	—	(152)	(2,514)	—	(2,666)
Loss on sales of investments	—	297	232	—	529
Changes in operating assets and liabilities:
Restricted cash	10	—	382	—	392
Tenant receivables	1	—	846	—	847
Deferred leasing costs	(792)	—	(22,317)	—	(23,109)
Other assets	30,367	—	(25,512)	188	5,043
Intercompany receivables and payables	(40)	—	40	—	—
Accounts payable, accrued expenses, and tenant security deposits	(20,871)	—	29,274	(188)	8,215
Net cash provided by (used in) operating activities	(18,727)	4	161,797	—	143,074

Investing Activities
Proceeds from sale of properties	10,796	—	91,019	—	101,815
Additions to properties	—	—	(298,927)	—	(298,927)
Change in restricted cash related to construction projects	—	—	(8,889)	—	(8,889)
Distributions from unconsolidated real estate entity	—	—	274	—	274
Contributions to unconsolidated real estate entity	—	—	(5,163)	—	(5,163)
Loss in investments from unconsolidated entity	—	—	(293)	—	(293)
Investments in subsidiaries	(61,214)	(88,247)	(1,243)	150,704	—
Additions to investments	—	100	(14,933)	—	(14,833)
Proceeds from investments	—	641	8,903	—	9,544
Net cash used in investing activities	(50,418)	(87,506)	(229,252)	150,704	(216,472)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$26,114	$—	$26,114
Repayments of borrowings from secured notes payable	—	—	(31,436)	—	(31,436)
Proceeds from issuance of senior notes payable	495,310	—	—	—	495,310
Principal borrowings from unsecured senior line of credit	305,000	—	—	—	305,000
Repayments of borrowings from unsecured senior line of credit	(871,000)	—	—	—	(871,000)
Repayments of unsecured senior bank term loans	(150,000)	—	—	—	(150,000)
Transfer to/from parent company	—	85,589	65,115	(150,704)	—
Change in restricted cash related to financings	—	—	16,634	—	16,634
Deferred financing costs paid	(1,095)	—	(362)	—	(1,457)
Proceeds from common stock offerings	535,536	—	—	—	535,536
Dividends paid on common stock	(73,932)	—	—	—	(73,932)
Dividends paid on preferred stock	(12,942)	—	—	—	(12,942)
Distributions to redeemable noncontrolling interests	—	—	(596)	—	(596)
Distributions to noncontrolling interests	—	—	(639)	—	(639)
Net cash provided by (used in) financing activities	226,877	85,589	74,830	(150,704)	236,592

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,960)	—	(1,960)

Net increase (decrease) in cash and cash equivalents	157,732	(1,913)	5,415	—	161,234
Cash and cash equivalents at beginning of period	98,567	1,913	40,491	—	140,971
Cash and cash equivalents at end of period	$256,299	$—	$45,906	$—	$302,205

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	17,969	—	11,290	—	29,259

Non-Cash Investing Activities
Note receivable from sale of real estate	29,820	—	9,000	—	38,820
Changes in accrued capital expenditures	—	—	(48,198)	—	(48,198)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$56,854	$93,121	$101,468	$(193,027)	$58,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,785	—	92,975	—	95,760
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Gain on sale of land parcel	—	—	(1,864)	—	(1,864)
Gain on sale of real estate	—	—	(2)	—	(2)
Amortization of loan fees and costs	3,628	—	1,229	—	4,857
Amortization of debt premiums/discounts	92	—	197	—	289
Amortization of acquired above and below market leases	—	—	(1,578)	—	(1,578)
Deferred rent	18	—	(14,009)	—	(13,991)
Stock compensation expense	6,567	—	—	—	6,567
Equity in loss related to investments	—	26	—	—	26
Equity in (income) loss related to subsidiaries	(98,888)	(92,282)	(1,857)	193,027	—
Gain on sales of investments	—	(1,048)	(10,078)	—	(11,126)
Loss on sales of investments	—	183	906	—	1,089
Changes in operating assets and liabilities:
Restricted cash	5	—	(615)	—	(610)
Tenant receivables	(3)	—	1,369	—	1,366
Deferred leasing costs	4,839	—	(18,630)	—	(13,791)
Other assets	960	—	(10,291)	—	(9,331)
Intercompany receivables and payables	(55)	—	55	—	—
Accounts payable, accrued expenses, and tenant security deposits	2,739	—	22,486	—	25,225
Net cash provided by (used in) operating activities	(18,234)	—	161,761	—	143,527

Investing Activities
Proceeds from sale of properties	—	—	1,905	—	1,905
Additions to properties	(661)	—	(258,819)	—	(259,480)
Purchase of properties	—	—	(42,171)	—	(42,171)
Change in restricted cash related to construction projects	—	—	(11,532)	—	(11,532)
Distribution from unconsolidated real estate entity	—	—	22,250	—	22,250
Contributions to unconsolidated real estate entity	—	—	(4,918)	—	(4,918)
Investments in subsidiaries	(123,118)	(100,360)	216	223,262	—
Additions to investments	—	(308)	(16,036)	—	(16,344)
Proceeds from investments	—	1,882	15,677	—	17,559
Net cash used in investing activities	$(123,779)	$(98,786)	$(293,428)	$223,262	$(292,731)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayments of borrowings from secured notes payable	$—	$—	$(4,525)	$—	$(4,525)
Proceeds from issuance of unsecured senior notes payable	544,649	—	—	—	544,649
Principal borrowings from unsecured senior line of credit	529,147	—	—	—	529,147
Repayments of borrowings from unsecured senior line of credit	(520,147)	—	—	—	(520,147)
Repayment of unsecured senior bank term loan	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(84,801)	—	—	—	(84,801)
Redemption of Series C Cumulative Redeemable Preferred Stock	(129,638)	—	—	—	(129,638)
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	124,868	—	—	—	124,868
Change in restricted cash related to financing	—	—	(7,714)	—	(7,714)
Deferred financing costs paid	(14,983)	—	(756)	—	(15,739)
Proceeds from common stock offering	37,385	—	—	—	37,385
Proceeds from exercise of stock options	155	—	—	—	155
Dividends paid on common stock	(60,791)	—	—	—	(60,791)
Dividends paid on preferred stock	(14,178)	—	—	—	(14,178)
Distributions to redeemable noncontrolling interests	—	—	(630)	—	(630)
Transfers to/from parent company	—	98,786	124,476	(223,262)	—
Contributions by noncontrolling interests	—	—	1,125	—	1,125
Distributions to noncontrolling interests	—	—	(598)	—	(598)
Net cash provided by financing activities	161,666	98,786	111,378	(223,262)	148,568

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3,034	—	3,034

Net increase (decrease) in cash and cash equivalents	19,653	—	(17,255)	—	2,398
Cash and cash equivalents at beginning of period	10,608	—	67,931	—	78,539
Cash and cash equivalents at end of period	$30,261	$—	$50,676	$—	$80,937

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$12,405	$—	$10,288	$—	$22,693

Non-Cash Investing Activities
Changes in accrued capital expenditures	$—	$—	$4,370	$—	$4,370

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•  Negative economic, financial, credit market, and banking conditions, in the U.S. economy;
•  Worldwide economic recession, lack of confidence, and/or high structural unemployment;
•  Potential defaults on national debt by certain countries;
•  Potential and further downgrade of the U.S. credit rating;

•	The continuation of the ongoing economic crisis in Europe;

•	Failure of the U.S. government to agree on a debt ceiling or deficit reduction plan;

•	Inability of the U.S. government to avoid the fiscal cliff or sequestration;

•	The end of quantitative easing monetary policies by the Federal Reserve;

•	Potential and further downgrades of the credit ratings of major financial institutions, or their perceived creditworthiness;

•	The seizure or illiquidity of credit markets;

•	Failure to meet market expectations for our financial performance;

•	Our inability to obtain capital (debt, construction financing, and/or equity) or refinance debt maturities;

•	Potential negative impact of capital plan objectives to reduce our balance sheet leverage;

•	Our inability to comply with financial covenants in our debt agreements;

•	Inflation or deflation;

•	Prolonged period of stagnant growth;

•	Increased interest rates and operating costs;

•	Adverse economic or real estate developments in our markets;

•	Our failure to successfully complete and lease our existing space held for redevelopment and new properties acquired for that purpose and any properties undergoing development;

•	Significant decreases in our active development, active redevelopment, or predevelopment activities, resulting in significant increases in our interest, operating, and payroll expenses;

•	Our failure to successfully operate or lease acquired properties;

•	The financial condition of our insurance carriers;

•	Government changes to the healthcare system and its negative impact on our client tenants;

•	Adverse developments concerning the life science industry and/or our life science client tenants;

•	Client tenant base concentration within life science industry;

•	Potential decreases in U.S. National Institutes of Health (“NIH”) funding;

•	U.S. government client tenants’ not receiving government funding;

•	Government-driven changes to the healthcare system that may reduce pricing of drugs, negatively impact healthcare coverage, or negatively impact reimbursement of healthcare services and products;

•	The nature and extent of future competition;

•	Lower rental rates and/or higher vacancy rates;

•	Failure to renew or replace expiring leases;

•	Defaults on or non-renewal of leases by client tenants;

•	Availability of and our ability to attract and retain qualified personnel;

•	Our failure to comply with laws or changes in law;

•	Compliance with environmental laws;

•	Extreme weather conditions or climate change;

•	Our failure to maintain our status as a REIT for federal tax purposes;

•	Changes in laws, regulations, and financial accounting standards;

•	Certain ownership interests outside the U.S. that may subject us to different or greater risks than those associated with our domestic operations;

•	Fluctuations in foreign currency exchange rates;

•	Security breaches through cyber-attacks or cyber-intrusions;

•	Changes in the method of determining the LIBOR; and

•	Negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions.

This list of risks and uncertainties is not exhaustive.  Additional information regarding risk factors that may affect us is included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2012.  Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.  The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this quarterly report on Form 10-Q.  References to “GAAP” used herein refer to United States generally accepted accounting principles.

Overview

We are a self-administered and self-managed investment-grade REIT.  We are the largest and leading REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry.  Founded in 1994, we are the first REIT to identify and pursue the laboratory niche and have focused our operations in core life science cluster locations including Greater Boston; the San Francisco Bay Area; San Diego; New York City; Seattle; Suburban Washington, D.C.; and Research Triangle Park.  Our high-credit client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth.  The key elements to our strategy include our consistent focus on high-quality assets and operations in the top life science cluster locations, with our properties located in close proximity to life science entities, driving growth and technological advances within each cluster.  These locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, and limited supply of available space.  They represent highly desirable locations for tenancy by life science entities because of the close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses.  Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to attract new and leading life science client tenants and value-added real estate.  We executed our initial public offering in 1997 and received our investment-grade ratings in 2011.

As of June 30, 2013, we had 173 properties aggregating approximately 17.0 million RSF, composed of approximately 14.2 million RSF of operating properties, approximately 2.5 million RSF undergoing active development, and approximately 0.3 million RSF undergoing active redevelopment.  Our operating properties were approximately 93.3% leased as of June 30, 2013.   Investment-grade client tenants represented 46% of our total annualized base rent as of June 30, 2013.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

Second Quarter Ended June 30, 2013 Highlights

•	Funds from operations (“FFO”) attributable to Alexandria’s common stockholders - diluted, as adjusted:

•	$71.6 million, or $1.07 per share, for the three months ended June 30, 2013 (“2Q13”), compared to $65.8 million, or $1.07 per share, for the three months ended June 30, 2012 (“2Q12”)

•	$141.6 million, or $2.18 per share, for the six months ended June 30, 2013 (“YTD 2Q13”), compared to $132.0 million, or $2.14 per share, for the six months ended June 30, 2012 (“YTD 2Q12”)

•	Adjusted funds from operations (“AFFO”) attributable to Alexandria's common stockholders - diluted:

•	$66.8 million, or $1.00 per share, for 2Q13 compared to $64.0 million, or $1.04 per share, for 2Q12

•	$134.7 million, or $2.07 per share, for YTD 2Q13 compared to $126.4 million, or $2.05 per share, for YTD 2Q12

•	Net income attributable to Alexandria's common stockholders - diluted:

•	$25.5 million, or $0.38 per share, for 2Q13 compared to $17.6 million, or $0.29 per share, for 2Q12

•	$47.9 million, or $0.74 per share, for YTD 2Q13 compared to $36.0 million, or $0.58 per share, for YTD 2Q12

Core operating metrics

•	Total revenues from continuing operations:

•	$154.2 million for 2Q13, up 5.9%, compared to $145.6 million for 2Q12

•	$304.6 million YTD 2Q13, up 8.3%, compared to $281.3 million for YTD 2Q12

•	Net operating income (“NOI”) from continuing operations:

•	$107.9 million for 2Q13, up 4.3%, compared to $103.5 million for 2Q12

•	$213.1 million for YTD 2Q13, up 7.2%, compared to $198.7 million for YTD 2Q12

•	Same property NOI performance:

•	7.2% and 3.2% increases on a cash and GAAP basis, respectively, for 2Q13 compared to 2Q12

•	8.3% and 2.0% increases on a cash and GAAP basis, respectively, for YTD 2Q13 compared to YTD 2Q12

•	Leasing activity solid during the three months ended June 30, 2013:

•	Executed 66 leases for 768,000 RSF, including 270,000 RSF of development and redevelopment space

•	Rental rate increase of 6.7% and 12.7% on a cash and GAAP basis, respectively, on renewed/re-leased space

•	Key life science space leasing:

•	Investment-grade entity leased 121,632 RSF at 430 East 29th Street development in the Greater NYC market

•	Illumina, Inc. leased 97,702 RSF at 499 Illinois Street development in the San Francisco Bay Area market

•	Sarepta Therapeutics, Inc. leased 46,376 RSF at 215 First Street in the Greater Boston market

•	Eli Lilly and Company leased 27,950 RSF at 620 Professional Drive in the Suburban Washington, D.C. market

•	Nominal remaining expiring leases in 2013 of 410,254 RSF, or 3% of total operating RSF

•	Occupancy for North American Properties, as of June 30, 2013:

•	94.6% for operating properties and 92.9% for operating and redevelopment properties, up 40 basis points and 110 basis points, respectively, since March 31, 2013

•	Investment-grade client tenants represented 46% of total annualized base rent (“ABR”)

•	Investment-grade client tenants represented 72% of ABR from our top 10 client tenants

•	Contractual annual rent escalations in 95% of our leases

Balance sheet

•
We completed in 2Q13 a secondary offering of 7.6 million shares of common stock at a price of $73.50 per share. The net proceeds of $535.5 million were used to repay outstanding balances under our unsecured senior line of credit.

•
We completed in 2Q13 a $500 million 3.90% 10-year unsecured senior notes payable offering. Net proceeds of $495.3 million were used to reduce outstanding variable rate bank debt, including a $150 million partial repayment of our $750 million 2016 Unsecured Senior Bank Term Loan and to increase our available cash balance. In connection with the partial repayment of our 2016 Unsecured Bank Term Loan, we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $0.6 million, or $0.01 per share.

•	Liquidity of $1.8 billion, including $1.5 billion available under our unsecured senior line of credit and $302.2 million in cash and cash equivalents as of June 30, 2013.

•
We closed in 2Q13 a secured construction loan, with aggregate commitments of $36 million at a rate of LIBOR + 1.40%, for 100% pre-leased development project at 269 East Grand Avenue in the San Francisco Bay Area market.

•	Net debt to EBITDA of 6.6x for the twelve months ended June 30, 2013.

•	Fixed charge coverage ratio of 2.7x for the twelve months ended June 30, 2013.

•	Unhedged variable rate debt totaling 11% of total consolidated debt as of June 30, 2013.

•	We completed in 2Q13 $22.5 million of real estate property sales, at a gain of $1.0 million, as follows:

•	$4.4 million of non-strategic income producing assets at a gain of $0.2 million

•	$18.1 million of non-income-producing land at a gain of $0.8 million

Subsequent events

See Note 13 to our consolidated financial statements in Item 1 of this Report for further information.

Operating Summary

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
The following table presents information regarding our asset base and value-added projects as of June 30, 2013, and December 31, 2012:

Rentable square feet	June 30, 2013	December 31, 2012
Operating properties	14,251,293	14,500,845
Development properties	2,473,835	2,473,835
Redevelopment properties	309,969	547,092
Total rentable square feet	17,035,097	17,521,772
Number of properties	173	179
Occupancy of operating properties	93.3%	93.4%
Occupancy of operating and redevelopment properties	91.2%	89.8%
Annualized base rent per leased rentable square foot	$34.98	$34.59

Leasing

For the three months ended June 30, 2013, we executed a total of 66 leases for approximately 768,000 RSF at 38 different properties (excluding month-to-month leases).  Of this total, approximately 331,000 RSF related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 437,000 RSF related to developed, redeveloped, or previously vacant space.  Of the 437,000 RSF, approximately 270,000 RSF related to our development or redevelopment projects, and the remaining approximately 167,000 RSF related to previously vacant space.  Rental rates for renewed/re-leased spaces were, on average, approximately 6.7% higher on a cash basis and approximately 12.7% higher on a GAAP basis than rental rates for the respective expiring leases.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.8 months, with respect to the 768,000 RSF leased during the three months ended June 30, 2013.  Approximately 58% of the number of leases executed during the three months ended June 30, 2013, did not include concessions for free rent.  The weighted average lease term based on leased square feet for the leases executed during the three months ended June 30, 2013, was 8.4 years.

For the six months ended June 30, 2013, we executed a total of 108 leases for approximately 1.5 million RSF at 54 different properties (excluding month-to-month leases).  Of this total, approximately 487,000 RSF related to new or renewal leases of previously leased space (renewed/re-leased space), and approximately 984,000 RSF related to developed, redeveloped, or previously vacant space.  Of the 984,000 RSF, approximately 727,000 RSF related to our development or redevelopment projects, and the remaining approximately 257,000 RSF related to previously vacant space.  Rental rates for renewed/re-leased spaces were, on average, approximately 6.5% higher on a cash basis and approximately 12.7% higher on a GAAP basis than rental rates for the respective expiring leases.  Additionally, we granted tenant concessions, including free rent averaging approximately 1.8 months, with respect to the 1,471,000 RSF leased during the six months ended June 30, 2013.  Approximately 59% of the number of leases executed during the six months ended June 30, 2013, did not include concessions for free rent.  The weighted average lease term based on leased square feet for the leases executed during the six months ended June 30, 2013, was 8.6 years.

As of June 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Additionally, approximately 95% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index, and approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Six Months Ended		Year Ended
	June 30, 2013		June 30, 2013		December 31, 2012
Leasing activity:	Cash	GAAP	Cash	GAAP	Cash	GAAP
Renewed/re-leased space
Rental rate changes	6.7%	12.7%	6.5%	12.7%	(2.0)%	5.2%
New rates	$33.22	$33.61	$32.65	$33.00	$29.86	$30.36
Expiring rates	$31.12	$29.82	$30.66	$29.28	$30.47	$28.87
Rentable square footage	331,043		486,924		1,475,403
Number of leases	33		50		102
TI’s/lease commissions per square foot	$9.03		$7.95		$6.22
Average lease terms	4.8 years		4.1 years		4.7 years

Developed/redeveloped/previously vacant space leased
New rates	$46.73	$54.11	$49.04	$53.24	$30.66	$32.56
Rentable square footage	436,892		983,912		1,805,693
Number of leases	33		58		85
TI’s/lease commissions per square foot	$31.40		$18.12		$11.02
Average lease terms	11.2 years		10.7 years		9.0 years

Leasing activity summary:
Totals (1)
New rates	$40.91	$45.27	$43.62	$46.54	$30.30	$31.57
Rentable square footage	767,935		1,470,836		3,281,096
Number of leases	66		108		187
TI’s/lease commissions per square foot	$21.76		$14.75		$8.87
Average lease terms	8.4 years		8.6 years		7.1 years

Lease expirations
Expiring rates	$31.15	$29.86	$31.44	$29.42	$30.03	$27.65
Rentable square footage	440,712		747,722		2,350,348
Number of leases	50		81		162

(1)	Excludes ten month-to-month leases for 37,011 RSF at June 30, 2013.

During the three months ended June 30, 2013, we granted tenant concessions/free rent averaging approximately 1.8 months with respect to the 767,935 RSF leased. During the six months ended June 30, 2013, we granted tenant concessions/free rent averaging approximately 1.8 months with respect to the 1,470,836 RSF leased.

Lease Structure	June 30, 2013
Percentage of triple net leases	94%
Percentage of leases containing annual rent escalations	95%
Percentage of leases providing for the recapture of capital expenditures	92%

The following chart presents our total RSF leased (in thousands) by development/redevelopment/previously vacant space and renewed/re-leased space:

Summary of Lease Expirations

The following table summarizes information with respect to the lease expirations at our properties as of June 30, 2013:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	Annualized Base Rent of Expiring Leases (per RSF)
2013	43	(1)	410,254	(1)	3.0%	$31.83
2014	102		1,176,749		8.6%	$28.93
2015	77		1,411,738		10.3%	$32.45
2016	66		1,413,108		10.3%	$30.38
2017	64		1,585,740		11.5%	$30.67
2018	36		1,296,499		9.4%	$39.48
2019	24		690,566		5.0%	$32.83
2020	17		789,909		5.8%	$39.93
2021	20		828,009		6.0%	$37.02
2022	16		567,703		4.1%	$29.32
Thereafter	29		2,318,276		16.9%	$39.73

(1)	Excludes 10 month-to-month leases for 37,011 RSF.

The following tables present information by market with respect to our lease expirations as of June 30, 2013, for the remainder of this year and all of next year:

	2013 RSF of Expiring Leases						Annualized Base Rent of Expiring Leases (per RSF)
Market	Leased	Negotiating/Anticipating		Targeted for Redevelopment	Remaining Expiring Leases	Total (1)
Greater Boston	47,160	21,396		—	33,620	102,176	$38.04
San Francisco Bay Area	12,313	16,818		—	36,003	65,134	22.13
San Diego	—	—		—	34,013	34,013	29.51
Greater NYC	—	—		—	—	—	—
Suburban Washington, D.C.	—	114,568	(2)	—	54,352	168,920	34.53
Seattle	—	1,350		—	9,574	10,924	27.46
Research Triangle Park	—	16,587		—	1,603	18,190	25.24
Canada	—	—		—	—	—	—
Non-cluster markets	—	3,508		—	1,000	4,508	12.35
Asia	—	4,069		—	2,320	6,389	12.00	(3)
Total	59,473	178,296		—	172,485	410,254	$31.83
Percentage of expiring leases	15%	43%		—%	42%	100%

	2014 RSF of Expiring Leases						Annualized Base Rent of Expiring Leases (per RSF)
Market	Leased	Negotiating/Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total
Greater Boston	—	87,516	—		237,327	324,843	$38.03
San Francisco Bay Area	19,291	31,760	—		280,164	331,215	27.08
San Diego	—	—	—		52,153	52,153	23.25
Greater NYC	—	48,281	—		42,487	90,768	38.65
Suburban Washington, D.C.	—	8,319	85,297	(4)	74,017	167,633	19.18
Seattle	—	13,401	—		9,571	22,972	43.57
Research Triangle Park	—	10,527	—		45,812	56,339	22.91
Canada	—	—	—		81,870	81,870	21.51
Non-cluster markets	—	—	—		22,407	22,407	18.35
Asia	—	15,760	—		10,789	26,549	11.89	(3)
Total	19,291	215,564	85,297		856,597	1,176,749	$28.93
Percentage of expiring leases	2%	18%	7%		73%	100%

(1)	Excludes 10 month-to-month leases for 37,011 RSF.

(2)
Includes approximately 55,000 RSF at 5 Research Court. We expect the tenant to extend their lease beyond the 2013 lease expiration date. This property consists of non-laboratory space and upon rollover may undergo conversion into laboratory space through redevelopment subsequent to the final lease expiration.

(3)	Expirations relate to two properties with an average investment of $101 per RSF.

(4)
Represents projects containing approximately 60,000 RSF and 25,000 RSF at 930 Clopper Road and 1500 East Gude Drive, respectively, which we expect to convert from non-laboratory space to laboratory space through redevelopment.

Location of properties

The locations of our properties are diversified among a number of life science cluster markets.  The following table sets forth, as of June 30, 2013, the total RSF and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet					Number of
Market	Operating	Development	Redevelopment	Total	% Total	Properties	Annualized Base Rent (1)
Greater Boston	3,093,019	691,487	26,270	3,810,776	22%	36	$119,616	27%
San Francisco Bay Area	2,504,258	330,030	36,473	2,870,761	17	26	95,849	22
San Diego	2,575,382	—	68,423	2,643,805	16	33	84,267	20
Greater NYC	494,656	419,806	—	914,462	5	6	32,048	7
Suburban Washington, D.C.	2,088,291	—	67,055	2,155,346	13	29	43,627	10
Seattle	720,496	—	26,020	746,516	4	10	29,170	7
Research Triangle Park	941,807	—	—	941,807	6	14	18,764	4
Canada	1,103,507	—	—	1,103,507	7	5	9,397	2
Non-cluster markets	61,002	—	—	61,002	—	2	609	—
North America	13,582,418	1,441,323	224,241	15,247,982	90	161	433,347	99
Asia	617,602	618,976	85,728	1,322,306	8	9	4,736	1
Continuing operations	14,200,020	2,060,299	309,969	16,570,288	98	170	438,083	100%
Discontinued operations	51,273	—	—	51,273	—	2	—
Consolidated	14,251,293	2,060,299	309,969	16,621,561	98	172	$438,083
Greater Boston - unconsolidated	—	413,536	—	413,536	2	1
Total consolidated and unconsolidated	14,251,293	2,473,835	309,969	17,035,097	100%	173

(1)
Annualized base rent means the annualized fixed base rental amount in effect as of June 30, 2013 (using rental revenue computed on a straight-line basis in accordance with GAAP).  Represents annualized base rent related to our operating rentable square feet.

The chart below illustrates our annualized base rent as of June 30, 2013, in leading “brain trust” cluster markets:

Summary of occupancy percentages

The occupancy percentages of our properties are consistent throughout our science cluster markets.  The following table sets forth the occupied percentage for our operating assets and our assets under redevelopment in each of our existing markets as of June 30, 2013:

	Operating Properties				Operating and Redevelopment Properties
Market	June 30, 2013		March 31, 2013	June 30, 2012	June 30, 2013	March 31, 2013	June 30, 2012
Greater Boston	95.5%		95.8%	93.1%	94.7%	93.5%	84.1%
San Francisco Bay Area	97.3		95.8	97.0	95.9	93.8	94.7
San Diego	94.2		93.4	95.5	91.7	91.0	85.5
Greater NYC	98.4		98.4	94.2	98.4	98.4	94.2
Suburban Washington, D.C.	92.3		90.8	90.1	89.4	88.0	86.3
Seattle	93.1	(1)	96.7	96.1	89.9	88.2	90.8
Research Triangle Park	91.4	(2)	93.6	95.5	91.4	93.6	95.5
Canada	96.8		94.7	92.7	96.8	94.7	92.7
Non-cluster markets	54.0		54.0	51.4	54.0	54.0	51.4
North America	94.6		94.2	93.9	92.9	91.8	88.4
Asia	68.1		67.1	67.4	59.8	57.7	55.0
Continuing operations	93.3%		93.0%	92.9%	91.2%	90.1%	86.9%

(1)
Decrease primarily attributable to the delivery of 39,661 vacant RSF at our redevelopment project at 1551 Eastlake Avenue in the Lake Union submarket. Excluding this delivery, the occupancy percentage of operating properties was 98.5%.

(2)	We anticipate an increase in occupancy during the three months ended December 31, 2013.

For a detailed listing of our properties portfolio please see our “Earnings Release and Supplemental Information for the Second Quarter Ended June 30, 2013.”

Client tenants

Our life science properties are leased to a diverse group of client tenants, with no client tenant accounting for more than 7.3% of our annualized base rent.  The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of June 30, 2013 (dollars in thousands):

		Number of Leases	Remaining Lease Term in Years (1)	Aggregate Rentable Square Feet	Percentage of Aggregate Total Square Feet		Percentage of Aggregate Annualized Base Rent	Investment-Grade Client Tenants
	Client Tenant					Annualized Base Rent		Fitch Rating	Moody’s Rating	S&P Rating	Education/Research
1	Novartis AG	13	3.7	635,917	3.8%	$31,993	7.3%	AA	Aa3	AA-	−
2	Illumina, Inc.	1	18.3	497,078	3.0	19,531	4.5	−	−	−	−
3	Bristol-Myers Squibb Company	6	4.6	419,624	2.5	15,840	3.6	A-	A2	A+	−
4	Eli Lilly and Company	6	9.7	290,132	1.7	15,563	3.6	A	A2	AA-	−
5	FibroGen, Inc.	1	10.4	234,249	1.4	14,197	3.3	−	−	−	−
6	Roche	3	4.8	348,918	2.1	13,867	3.2	AA	A1	AA	−
7	United States Government	9	4.8	332,578	2.0	13,119	3.0	AAA	Aaa	AA+	−
8	GlaxoSmithKline plc	5	6.1	208,394	1.3	10,187	2.3	A+	A1	A+	−
9	Celgene Corporation	3	8.1	250,586	1.5	9,340	2.1	−	Baa2	BBB+	−
10	Onyx Pharmaceuticals, Inc.	2	9.0	228,373	1.4	8,498	1.9	−	−	−	−
11	Massachusetts Institute of Technology	4	3.8	185,403	1.1	8,496	1.9	−	Aaa	AAA	✓
12	NYU-Neuroscience Translational Research Institute	2	10.5	86,756	0.5	8,012	1.8	−	Aa3	AA-	✓
13	The Regents of the University of California	3	8.2	188,654	1.1	7,787	1.8	AA	Aa1	AA	✓
14	Alnylam Pharmaceuticals, Inc.	1	3.3	129,424	0.8	6,081	1.4	−	−	−	−
15	Gilead Sciences, Inc.	1	7.0	109,969	0.7	5,824	1.3	−	Baa1	A-	−
16	Pfizer Inc.	2	5.7	116,518	0.7	5,502	1.3	A+	A1	AA	−
17	The Scripps Research Institute	2	3.4	101,775	0.6	5,200	1.2	AA-	Aa3	−	✓
18	Theravance, Inc. (2)	2	6.9	130,342	0.8	4,895	1.1	−	−	−	−
19	Infinity Pharmaceuticals, Inc.	2	1.6	68,020	0.4	4,423	1.0	−	−	−	−
20	Quest Diagnostics Incorporated	1	3.5	248,186	1.5	4,341	1.0	BBB+	Baa2	BBB+	−
	Total/weighted average top 20	69	7.3	4,810,896	28.9%	$212,696	48.6%

(1)	Represents remaining lease term in years based on percentage of aggregate annualized base rent in effect as of June 30, 2013.

(2)	As of April 25, 2013, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

The chart below shows client tenant business type by annualized base rent as of June 30, 2013:

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, iii) monitoring news reports regarding our tenants and their respective businesses, and iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry and industrial biotechnology and experience in the life science industry, as well as in finance. This life science research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in credit quality.

Investment in real estate, net

Our investments in real estate, net, consisted of the following as of June 30, 2013 (dollars in thousands):

	June 30, 2013
	Book Value		Square Feet
Rental properties:
Land (related to rental properties)	$512,915
Buildings and building improvements	5,006,987
Other improvements	166,894
Rental properties	5,686,796		14,251,293
Less: accumulated depreciation	(878,199)
Rental properties, net	4,808,597

Construction in progress/current value-added projects:
Active development in North America	673,461		1,441,323
Investment in unconsolidated joint venture	33,838		413,536
Active redevelopment in North America	104,994		224,241
Active development and redevelopment in Asia	98,949		704,704
Generic infrastructure/building improvement projects in North America	53,333	(1)
	964,575		2,783,804

Subtotal	5,773,172		17,035,097

Land/future value-added projects:
Land undergoing predevelopment activities (CIP) in North America (2)	313,498		1,917,667
Land held for future development in North America	211,292		3,531,843
Land held for future development/undergoing predevelopment activities (CIP) in Asia	79,105		6,828,864
Land subject to sale negotiations	76,312		458,724
	680,207		12,737,098

Investments in real estate, net	$6,453,379		29,772,195
Add: accumulated depreciation	878,199
Gross investments in real estate (2)	$7,331,578		29,772,195

(1)
Represents the book value associated with approximately 96,372 square feet at four projects undergoing construction of generic laboratory improvements, of which approximately 81% was leased, but not delivered, as of June 30, 2013.

(2)
In addition to assets included in our gross investments in real estate, we hold options/rights for parcels supporting the future ground-up development of approximately 420,000 RSF in Alexandria CenterTM for Life Science - New York City related to an option under our ground lease. Also, our asset base contains additional embedded development opportunities aggregating approximately 715,000 RSF which represents additional development and expansion rights related to existing rental properties.

Development, Redevelopment, and Future Value-Added Projects

A key component of our business model is our value-added development and redevelopment projects.  These programs are focused on providing high-quality, generic, and reusable life science laboratory space to meet the real estate requirements of a wide range of client tenants in the life science industry.  During the period of construction, these assets are non-income-producing assets.

A significant amount of our active development and redevelopment projects are pre-leased and expected to be primarily delivered over the next one to six quarters.  The largest project in our land undergoing predevelopment activities in North America includes 1.2 million RSF at Alexandria CenterTM at Kendall Square in East Cambridge, Massachusetts.  Upon completion, each value-added project is expected to generate significant revenues and cash flows.  Our development and redevelopment projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. We intend to reduce our land held for future development through sales. We currently have $76.3 million of land assets under sale negotiations.  Non-income-producing assets as a percentage of our gross investments in real estate is targeted to decrease to a range of 15% to 17% by December 31, 2013, and targeted to be 15% or less for the subsequent periods.

Development projects generally consist of the ground-up development of generic and reusable life science laboratory facilities.  Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic life science laboratory space.  We anticipate execution of new active development projects for aboveground vertical construction of new life science laboratory space generally with significant pre-leasing.  Predevelopment activities include entitlements, permitting, design, site work, and other activities prior to commencement of vertical construction of aboveground building improvements.  Our objective also includes the advancement of predevelopment efforts to reduce the time required to deliver projects to prospective client tenants.  These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings.  Ultimately, these projects will provide high-quality facilities for the life science industry and are expected to generate significant revenue and cash flows for the Company.

As of June 30, 2013, we had six ground-up development projects in process, including an unconsolidated joint venture development project, aggregating approximately 1,854,859 RSF.  We also had five projects undergoing conversion into laboratory space through redevelopment, aggregating approximately 224,241 RSF.  These projects, along with recently delivered projects, certain future projects, and contribution from same properties, are expected to contribute significant increases in rental income, NOI, and cash flows.

The chart below shows the historical trend of non-income-producing assets as a percentage of our gross investments in real estate:

Investment in unconsolidated real estate entity

We have a 27.5% equity interest in a joint venture that is currently developing a building totaling 413,536 RSF in the Longwood Medical Area of the Greater Boston market. Construction of this $350 million project commenced in April 2012 and is being funded with a $213 million construction loan, as well as capital contributions from each of the partners to the joint venture. The initial occupancy date for this project is expected during the three months ended December 31, 2014, and the project is 37% pre-leased to Dana-Farber Cancer Institute, Inc. In addition, Dana-Farber Cancer Institute, Inc. has an option to lease an additional two floors approximating 99,000 RSF, or 24%, of the total RSF of the project. We expect to earn construction management and other fees of approximately $3.5 million through 2015, and recurring annual property management fees thereafter, from this project. The project is expected to stabilize in 2016.

Our total investment into this project is approximately $33.8 million as of June 30, 2013. We expect to fund an additional $16.8 million of construction costs and our total investment at completion is expected to be approximately $50.6 million. The $350 million total project costs are being funded primarily from a non-recourse $213 million secured construction loan of which approximately $75.0 million was drawn and outstanding as of June 30, 2013. The construction loan has an interest rate of LIBOR + 3.75%, with a floor of 5.25%, and a maturity date of April 1, 2019, assuming the joint venture exercises its two separate one-year options to extend the stated maturity date of April 1, 2017. Our joint venture partners and the Company will fund the remaining development cost. Our projected investment at completion of the development is $50.6 million. We expect to earn yields of: 8.3% Initial Stabilized Yield on a cash basis, 8.9% Initial Stabilized Yield on a GAAP basis, and 9.3% on an average cash basis. Our Initial Stabilized Yields are based on our total projected $50.6 million investment at completion and exclude construction management fees or recurring annual property management fees to be earned from this project.

Summary of capital expenditures

Our projected capital expenditures for the remainder of 2013, and thereafter, consisted of the following (in thousands):

	Projected
Projected construction spending	Six Months Ended December 31, 2013		Thereafter
Development projects - North America	$202,148		$340,612
Redevelopment projects - North America	27,562		10,451
Development and redevelopment projects - Asia	14,185		37,798
Future value-added construction projects	41,237	(1)	TBD
Total development and redevelopment projects	285,132		388,861

Value-added predevelopment (2)	43,024	(3)	TBD
Generic infrastructure/building improvement projects in North America (4)	29,534		TBD
Non-revenue-enhancing capital expenditures	3,549		TBD
Total construction spending	$361,239		$388,861

Guidance range for development, redevelopment, and construction for the six months ended December 31, 2013	$346,000 - 376,000	(5)

(1)
Includes future value-added projects, including among others, 3033 Science Park Road, and remaining construction costs related to certain value-added projects recently transferred into rental properties upon substantial completion. The recently completed projects include certain spaces, generally less than 10% of the project, that may require additional construction prior to occupancy. For example, this includes our recently delivered redevelopments at 400 Technology Square, 1551 Eastlake Avenue, and 10300 Campus Point Drive which generally have 15,000 to 30,000 RSF of value added activities to complete in connection with the lease-up of the space.

(2)	Refer to the land undergoing predevelopment activities (additional CIP) section in the definition of future value-added projects.

(3)
Includes traditional preconstruction costs plus predevelopment costs related to: i) approximately $16 million related to site and infrastructure costs for the 1.2 million RSF related to 50 Binney Street, 100 Binney Street and the 228,000 RSF of residential at the Alexandria Center™ at Kendall Square, including utility access and roads, installation of storm drain lines, infiltration systems, water lines, traffic lighting/signals, streets, and sidewalks, and ii) approximately $5 million related to the design, permitting, and construction of the building foundation for a new residential building adjacent to the 75/125 Binney Street development project at the Alexandria Center™ at Kendall Square. Site and infrastructure costs related to 75/125 Binney Street and 225 Binney Street are included in our estimate of cost at completion and initial stabilized yields for each project.

(4)
Includes, among others, generic infrastructure building improvement projects in North America, including 2625/2627/2631 Hanover Street, 7030 Kit Creek Road, 1300 Quince Orchard Boulevard, 44 Hartwell Avenue, 215 First Street, and 300 Technology Square.

(5)
The estimated development, redevelopment, and construction amounts for the six months ended December 31, 2013, represent the mid-point of our guidance for total spending.  Our guidance provides a range for the total construction spending for 2013 primarily to accommodate timing of construction activity.

Our historical capital expenditures as of June 30, 2013, consisted of the following (in thousands):

Historical construction spending	Six Months Ended June 30, 2013
Development projects - North America	$152,955
Redevelopment projects - North America	53,779
Development and redevelopment projects - Asia	4,461
Total development and redevelopment projects	211,195

Value-added predevelopment (1)	28,194
Generic infrastructure/building improvement projects in North America (2)	13,197
Total construction spending	$252,586

(1)
Includes traditional preconstruction costs plus predevelopment costs related to the 1.2 million RSF related to 50 Binney Street, 100 Binney Street and the 228,000 RSF of residential at the Alexandria Center™ at Kendall Square including: i) site and infrastructure costs for, including utility access and roads, installation of storm drain lines, infiltration systems, water lines, traffic lighting/signals, streets, and sidewalks, ii) building design, and iii) other related project costs including capitalized interest.

(2)	Includes revenue-enhancing projects and amounts shown in the table below related to non-revenue-enhancing capital expenditures.

The table below shows the average per square foot of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

Six Months Ended June 30, 2013
Non-revenue enhancing capital expenditures (1)	$933
Square feet in asset base	14,010,754
Non-revenue enhancing capital expenditures per square foot	$0.07
Tenant improvements and leasing costs:
Re-tenanted space (2)
Tenant improvements and leasing costs	$2,231
Re-tenanted square feet	132,585
Per square foot	$16.83
Renewal space
Tenant improvements and leasing costs	$1,641
Renewal square feet	354,339
Per square foot	$4.63

(1)	Includes, among other costs, capital expenditures such as roof and HVAC system replacements.

(2)	Excludes space that has undergone redevelopment before re-tenanting.

The following table provides details on our active development projects in North America as of June 30, 2013 (dollars in thousands, except per square foot amounts):

		Leased Status RSF							Project Start Date	Initial Occupancy Date	Stabilization Date
		Leased		Negotiating			Total Leased/Negotiating
Property/Market - Submarket	CIP RSF	RSF	%	RSF		%	RSF	%				Client Tenants
Consolidated development projects in North America
75/125 Binney Street/Greater Boston - Cambridge	386,275	244,123	63%	139,374	(1)	36%	383,497	99%	1Q13	1Q15	2015	ARIAD Pharmaceuticals, Inc.
225 Binney Street/Greater Boston - Cambridge	305,212	305,212	100%	—		—%	305,212	100%	4Q11	Oct 2013	Oct 2013	Biogen Idec Inc.
499 Illinois Street/San Francisco Bay Area - Mission Bay	222,780	97,702	44%	64,848	(2)	29%	162,550	73%	2Q11	2Q14	2014	Illumina, Inc.
269 East Grand Avenue/San Francisco Bay Area - So. San Francisco	107,250	107,250	100%	—		—%	107,250	100%	1Q13	4Q14	2014	Onyx Pharmaceuticals, Inc.
430 East 29th Street/Greater NYC - Manhattan	419,806	182,448	44%	52,257		12%	234,705	56%	4Q12	Dec 2013	2015	Roche/Investment-grade entity
Consolidated development projects in North America	1,441,323	936,735	65%	256,479		18%	1,193,214	83%

Unconsolidated joint venture
360 Longwood Avenue/Greater Boston - Longwood	413,536	154,100	37%	70,000		17%	224,100	54%	2Q12	4Q14	2016	Dana-Farber Cancer Institute, Inc.
Total/weighted average	1,854,859	1,090,835	59%	326,479		17%	1,417,314	76%

	Investment
		Cost To Complete
		2013		2014 and Thereafter					Initial Stabilized Yield (unlevered)
		Construction Loans	Internal Funding	Construction Loans	Internal Funding	Total at Completion		Cost Per RSF			Average Cash Yield
Property/Market - Submarket	CIP								Cash	GAAP
Consolidated development projects in North America
75/125 Binney Street/Greater Boston - Cambridge	$123,218	$57,173	$—	$171,048	$—	$351,439	(3)	$910	8.0%	8.2%	9.1%
225 Binney Street/Greater Boston - Cambridge	$145,172	$—	$35,101	$—	$—	$180,273		$591	7.5%	8.1%	8.1%
499 Illinois Street/San Francisco Bay Area - Mission Bay	$116,776	$—	$14,033	$—	$22,400	$153,209		$688	6.4%	7.2%	7.3%
269 East Grand Avenue/ San Francisco Bay Area - So. San Francisco	$9,626	$1,572	$5,674	$34,428	$—	$51,300		$478	8.1%	9.3%	9.3%
430 East 29th Street/Greater NYC - Manhattan	$278,669	$—	$75,035	$—	$109,541	$463,245		$1,103	6.6%	6.5%	7.1%
Consolidated development projects in North America	$673,461	$58,745	$129,843	$205,476	$131,941	$1,199,466

Property/Market - Submarket	CIP	Construction Loans and JV Capital	Internal Funding	Construction Loans and JV Capital	Internal Funding	Total at Completion
Unconsolidated joint venture
100% of JV: 360 Longwood Avenue/Greater Boston - Longwood	$168,776	$38,934	$13,560	$125,535	$3,195	$350,000		$846	8.3%	8.9%	9.3%
Less: Funding from Secured Construction Loans and JV Partner Capital (4)	$(134,938)	$(38,934)	$—	$(125,535)	$—	$(299,407)
ARE investment in 360 Longwood Avenue (27.5% interest)	$33,838	$—	$13,560	$—	$3,195	$50,593

Total ARE investment	$707,299	$58,745	$143,403	$205,476	$135,136	$1,250,059
Total 2013 and Thereafter			$202,148		$340,612

(1)
ARIAD Pharmaceuticals, Inc. executed an LOI at 75/125 Binney Street 139,374 RSF of expansion space. An amendment to their lease is in process to increase their RSF to 383,497, or 99% of the development.

(2)	Includes 30,000 RSF subject to an executed LOI and lease negotiations. The remaining 34,848 RSF is under negotiation.

(3)	We expect to close a construction loan financing during the three months ended September 30, 2013, to provide funding for 65% of the total cost at completion.

(4)	Includes non-recourse secured construction loan of approximately $213.2 million, at a rate of L+3.75% with a floor of 5.25%, of which approximately $75.0 million was drawn as of June 30, 2013.

All project information, including rentable square feet; investment; Initial Stabilized Yields; Average Cash Yields; and project start, occupancy and stabilization dates, relates to the discrete portion of each property undergoing active redevelopment. A redevelopment project does not necessarily represent the entire property or the entire vacant portion of a property. The following table provides details on all of our active redevelopment projects in North America as of June 30, 2013 (dollars in thousands, except per rentable square foot amounts):

	Project RSF				Leased Status
	In				Leased			Negotiating		Total Leased/Negotiating		Former	Use After
Property/Market − Submarket	Service	CIP		Total	RSF		%	RSF	%	RSF	%	Use	Conversion	Client Tenants

285 Bear Hill Road/Greater Boston - Route 128	—	26,270		26,270	26,270		100%	—	—%	26,270	100%	Office/ Manufacturing	Laboratory	Intelligent Medical Devices, Inc.
343 Oyster Point/San Francisco Bay Area - South San Francisco	17,507	36,473		53,980	42,445		79%	—	—%	42,445	79%	Office	Laboratory	Calithera BioSciences, Inc.; CytomX Therapeutics, Inc.
4757 Nexus Center Drive/San Diego - University Town Center	—	68,423	(1)	68,423	68,423	(1)	100%	—	—%	68,423	100%	Office/R&D/ Manufacturing/ Warehouse	Laboratory	Genomatica, Inc.
9800 Medical Center Drive/Suburban Washington, D.C. - Rockville	8,001	67,055		75,056	75,056		100%	—	—%	75,056	100%	Office/ Laboratory	Laboratory	National Institutes of Health
1616 Eastlake Avenue/Seattle - Lake Union	40,756	26,020		66,776	40,756		61%	—	—%	40,756	61%	Office	Laboratory	Infectious Disease Research Institute
Total/weighted average	66,264	224,241		290,505	252,950		87%	—	—%	252,950	87%

	Investment							Initial Stabilized Yield (unlevered)
	June 30, 2013		To Complete								Project Start Date	Initial Occupancy Date	Stabilization Date
	In Service	CIP	2013	2014 and Thereafter	Total at Completion	Cost Per RSF				Average Cash Yield
Property/Market − Submarket								Cash	GAAP

285 Bear Hill Road/Greater Boston - Route 128	$—	$5,173	$4,023	$—	$9,196	$350		8.4%	8.8%	9.2%	4Q11	3Q13	3Q13
343 Oyster Point/San Francisco Bay Area - South San Francisco	$5,222	$9,882	$1,317	$918	$17,339	$321		9.6%	9.8%	10.1%	1Q12	3Q13	4Q13
4757 Nexus Center Drive/San Diego - University Town Center	$—	$10,619	$18,694	$5,516	$34,829	$509		7.6%	7.8%	8.5%	4Q12	4Q13	4Q13 (1)
9800 Medical Center Drive/Suburban Washington, D.C. - Rockville	$8,275	$69,279	$3,150	$—	$80,704	$1,075	(2)	5.4%	5.4%	5.4%	3Q09	1Q13	3Q13
1616 Eastlake Avenue/Seattle - Lake Union	$23,380	$10,041	$378	$4,017	$37,816	$566		8.4%	8.6%	9.4%	4Q12	2Q13	2014
Total/weighted average	$36,877	$104,994	$27,562	$10,451	$179,884

(1)
We expect to deliver 54,102 RSF, or 79% of the total project, to Genomatica, Inc. during the three months ended December 31, 2013. Genomatica, Inc. is contractually required to lease the remaining 14,411 RSF 18 to 24 months following the delivery of the initial 54,102 rentable square foot space.

(2)
Our multi-tenant four-building property at 9800 Medical Center Drive contains an aggregate of 281,586 RSF. Our total cash investment in the entire four-building property upon completion of the redevelopment will approximate $580 per square foot. Our total expected cash investment for the four-building property of approximately $580 per square foot includes our expected total investment at completion related to the 75,056 rentable square foot redevelopment of approximately $1,075 per square foot.

The following table summarizes the components of the square footage of our future value-added projects in North America as of June 30, 2013 (dollars in thousands, except per square foot amounts):

	Land Undergoing Predevelopment Activities (Additional CIP)			Land Held for Future Development			Total
Market: Property - Submarket	Book Value	Square Feet	Cost per Square Foot	Book Value	Square Feet	Cost per Square Foot	Book Value	Square Feet	Cost per Square Foot
Greater Boston:
Alexandria CenterTM at Kendall Square - Lab/Office - Cambridge/Inner Suburbs	$258,442	974,264	$265	$—	—	$—	$258,442	974,264	$265
Alexandria CenterTM at Kendall Square - Residential - Cambridge/Inner Suburbs	1,956	78,000	25	3,413	150,000	23	5,369	228,000	24
Subtotal - Alexandria CenterTM at Kendall Square	260,398	1,052,264	247	3,413	150,000	23	263,811	1,202,264	219
Technology Square - Cambridge/Inner Suburbs	—	—	—	7,721	100,000	77	7,721	100,000	77
Greater Boston	$260,398	1,052,264	$247	$11,134	250,000	$45	$271,532	1,302,264	$209

San Francisco Bay Area:
Grand Ave - South San Francisco	$—	—	$—	$42,853	397,132	$108	$42,853	397,132	$108
Rozzi/Eccles - South San Francisco	—	—	—	72,864	514,307	142	72,864	514,307	142
San Francisco Bay Area	$—	—	$—	$115,717	911,439	$127	$115,717	911,439	$127

San Diego:
Science Park Road - Torrey Pines	$16,635	176,500	$94	$—	—	$—	$16,635	176,500	$94
5200 Illumina Way - University Town Center	14,719	392,983	37	—	—	—	14,719	392,983	37
10300 Campus Point - University Town Center	3,992	140,000	29	—	—	—	3,992	140,000	29
Executive Drive - University Town Center	3,995	49,920	80	—	—	—	3,995	49,920	80
San Diego	$39,341	759,403	$52	$—	—	$—	$39,341	759,403	$52

Suburban Washington D.C.:
Medical Center Drive - Rockville	$—	—	$—	$7,548	321,721	$23	$7,548	321,721	$23
Research Boulevard - Rockville	—	—	—	6,905	347,000	20	6,905	347,000	20
Firstfield Road - Gaithersburg	—	—	—	4,052	95,000	43	4,052	95,000	43
Suburban Washington D.C.	$—	—	$—	$18,505	763,721	$24	$18,505	763,721	$24

Seattle:
Dexter/Terry Ave - Lake Union	$—	—	$—	$18,747	232,300	$81	$18,747	232,300	$81
Eastlake Ave - Lake Union	13,759	106,000	130	15,248	160,266	95	29,007	266,266	109
Seattle	$13,759	106,000	$130	$33,995	392,566	$87	$47,754	498,566	$96

Other Markets	$—	—	$—	$31,941	1,214,117	$26	$31,941	1,214,117	$26

Future value-added projects in North America	$313,498	1,917,667	$163	$211,292	3,531,843	$60	$524,790	5,449,510	$96

Real Estate Investment in Asia

As of June 30, 2013, our rental properties, net, in Asia, consisted of five operating properties aggregating approximately 617,602 square feet, with occupancy of 68.1%.  Annualized base rent of our operating properties in Asia was approximately $4.7 million as of June 30, 2013.  Our primary sources of revenues are rental income and tenant recoveries from leases of our properties.

We also had active construction projects in Asia aggregating 704,704 and 734,444 RSF as of June 30, 2013, and December 31, 2012, respectively.

Our investments in real estate, net, in Asia, consisted of the following as of June 30, 2013 (dollars in thousands, except per square foot amounts):

	June 30, 2013
	Book Value	Square Feet	Cost per Square Foot
Rental properties, net, in China	$21,233	299,484	$71
Rental properties, net, in India	34,077	318,118	107

CIP/current value-added projects:
Active development projects in China	59,584	309,476	193
Active development projects in India	28,875	309,500	93
Active redevelopment projects in India	10,490	85,728	122
	98,949	704,704	140

Land held for future development/land undergoing predevelopment activities (additional CIP) – India	79,105	6,828,864	12
Total investments in real estate, net, in Asia	$233,364	8,151,170	$29

The following tables provides details on our development and redevelopment projects in Asia as of June 30, 2013 (dollars in thousands):

				Leased Status RSF
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Description	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
China development project	—	309,476	309,476	—	—%	—	—%	—	—%
India development projects	—	309,500	309,500	203,000	66%	—	—%	203,000	66%
India redevelopment projects	54,960	85,728	140,688	55,160	39%	6,400	5%	61,560	44%
Total active development and redevelopment in Asia	54,960	704,704	759,664

					Investment
					June 30, 2013		To Complete		Total at Completion
Description					In Service	CIP	2013	2014 and Thereafter
China development project					$—	$59,584	$1,776	$20,940	$82,300
India development projects					—	28,875	10,186	12,724	51,785
India redevelopment projects					5,862	10,490	2,223	4,134	22,709
Total active development and redevelopment in Asia					$5,862	$98,949	$14,185	$37,798	$156,794

Results of operations

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the following tables shows significant changes in revenue and expenses when comparing the three and six months ended June 30, 2013 and 2012.  In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties were fully operating for the entire periods presented (herein referred to as “Same Properties”) separate from properties acquired subsequent to the first day of the first period presented, properties undergoing active development and active redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results (herein referred to as “Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table reconciles same properties to total properties for the six months ended June 30, 2013:

Development - active	Properties		Redevelopment - deliveries since January 1, 2012	Properties
225 Binney Street	1		10300 Campus Point Drive	1
499 Illinois Street	1		20 Walkup Drive	1
269 East Grand Avenue	1		11119 North Torrey Pines Road	1
430 East 29th Street	1		3530/3550 John Hopkins Court	2
75/125 Binney Street	1		620 Professional Drive	1
360 Longwood Avenue (joint venture)	1		6275 Nancy Ridge Drive	1
	6		1551 Eastlake Avenue	1
			400 Technology Square	1
Redevelopment - active				9
9800 Medical Center Drive	3
1616 Eastlake Avenue	1		Development - active	6
285 Bear Hill Road	1		Redevelopment - active	7
343 Oyster Point Boulevard	1		Development - deliveries	6
4757 Nexus Center Drive	1		Redevelopment - deliveries	9
	7
			Development/Redevelopment - Asia	7	(2)
Development - deliveries since January 1, 2012
259 East Grand Avenue	1		Acquisitions in North America since January 1, 2012
400/450 East Jamie Court	2		6 Davis Drive	1
Canada	1	(1)
4755 Nexus Center Drive	1		Properties held for sale	2
5200 Illumina Way	1	(1)	Total properties excluded from same properties	38
	6
			Same properties	135
			Total consolidated and unconsolidated properties as of June 30, 2013	173

(1)
These properties each represent multiple buildings, a portion of which are included in our same property results. As a result, 26,426 RSF and 127,373 RSF for Canada and 5200 Illumina Way, respectively, have been excluded from our same property results.

(2)	Property count in Asia includes one development delivery, one property acquired since January 1, 2012, and five active development and redevelopment properties.

Comparison of the three months ended June 30, 2013, to the three months ended June 30, 2012

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Revenues:
Rental – Same Properties	$96,605	$92,794	$3,811	4.1%
Rental – Non-Same Properties	18,138	11,535	6,603	57.2
Total rental	114,743	104,329	10,414	10.0

Tenant recoveries – Same Properties	29,830	29,282	548	1.9
Tenant recoveries – Non-Same Properties	6,093	2,599	3,494	134.4
Total tenant recoveries	35,923	31,881	4,042	12.7

Other income – Same Properties	203	24	179	745.8
Other income – Non-Same Properties	3,366	9,359	(5,993)	(64.0)
Total other income	3,569	9,383	(5,814)	(62.0)

Total revenues – Same Properties	126,638	122,100	4,538	3.7
Total revenues – Non-Same Properties	27,597	23,493	4,104	17.5
Total revenues	154,235	145,593	8,642	5.9

Expenses:
Rental operations – Same Properties	39,143	37,291	1,852	5.0
Rental operations – Non-Same Properties	7,180	4,811	2,369	49.2
Total rental operations	46,323	42,102	4,221	10.0

NOI:
NOI – Same Properties – GAAP basis	87,495	84,809	2,686	3.2
NOI – Non-Same Properties	20,417	18,682	1,735	9.3
Total NOI	107,912	103,491	4,421	4.3

Other expenses:
General and administrative	12,472	12,298	174	1.4
Interest	15,978	17,922	(1,944)	(10.8)
Depreciation and amortization	46,580	50,741	(4,161)	(8.2)
Loss on early extinguishment of debt	560	1,602	(1,042)	(65.0)
Total other expenses	75,590	82,563	(6,973)	(8.4)
Income from continuing operations	$32,322	$20,928	$11,394	54.4%

NOI – Same Properties – GAAP basis	$87,495	$84,809	$2,686	3.2%
Less: straight-line rent adjustments	(1,807)	(4,897)	3,090	(63.1)
NOI – Same Properties – cash basis	$85,688	$79,912	$5,776	7.2%

Rental revenues

Total rental revenues for the three months ended June 30, 2013, increased by $10.4 million, or 10%, to $114.7 million, compared to $104.3 million for the three months ended June 30, 2012. The increase was due to rental revenues from our Non-Same Properties, including 15 development and redevelopment projects that were completed and delivered after April 1, 2012, and one operating property that was acquired after April 1, 2012. Occupancy of Same Properties was 93.4% and 92.5% for the three months ended June 30, 2013 and 2012, respectively.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, increased by $4.0 million, or 13%, to $35.9 million, compared to an increase of $4.2 million, or 10%, of rental operating expenses. Same Properties tenant recoveries increased by $0.5 million, while Same Properties rental operating expenses increased by $1.9 million, primarily due to increases in property tax rates for our properties located in Massachusetts, as well as the timing of certain repairs and maintenance projects and certain non-recoverable costs in the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Non-Same Properties tenant recoveries increased by $3.5 million as a result of a Non-Same Properties rental operating expense increase of $2.4 million. As of June 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended June 30, 2013 and 2012, of $3.6 million and $9.4 million, respectively, was as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	Change
Management fee income	$501	$511	$(10)
Interest income	991	833	158
Investment income	2,077	8,039	(5,962)
Total other income	$3,569	$9,383	$(5,814)

Rental operating expenses

Total rental operating expenses for the three months ended June 30, 2013, increased by $4.2 million, or 10%, to $46.3 million, compared to $42.1 million for the three months ended June 30, 2012. Approximately $2.4 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 15 development and redevelopment projects that were completed and delivered after April 1, 2012, and one operating property that was acquired after April 1, 2012.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2013, was $12.5 million, compared to $12.3 million for the three months ended June 30, 2012. The increase was primarily due to higher payroll and related benefits due to an increase in the number of our employees related to the growth in both the depth and breadth of our operations in multiple markets, partially offset by lower consulting fees during the three months ended June 30, 2013. In 2012, we implemented a new enterprise software which required temporary consulting services. As a percentage of total revenues, general and administrative expenses were 8.1% and 8.4%, respectively, for the three months ended June 30, 2013 and 2012.

Interest expense

Interest expense for the three months ended June 30, 2013, decreased by $1.9 million, or 11%, to $16.0 million, compared to $17.9 million for the three months ended June 30, 2012, detailed as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	Change
Secured notes payable	$9,745	$10,134	$(389)
Unsecured senior notes payable and convertible notes	7,649	6,343	1,306
Unsecured senior line of credit	1,867	2,687	(820)
Unsecured senior bank term loans	6,076	6,406	(330)
Interest rate swaps	3,834	5,896	(2,062)
Amortization of loan fees and other interest	2,497	2,281	216
Subtotal	31,668	33,747	(2,079)
Capitalized interest	(15,690)	(15,825)	135
Total interest expense	$15,978	$17,922	$(1,944)

Interest expense decreased primarily due to the repayment of the outstanding balance of our unsecured senior line of credit from our common stock offering proceeds and the decrease in expense related to the maturity at the end of March 2013, of certain interest rate swap agreements with rates ranging from 4.622% to 4.625%. As these interest rate swaps ended, we opted to leave the underlying debt unhedged at a lower floating rate in anticipation of a reduction of outstanding variable rate debt that occurred during the three months ended June 30, 2013, when we issued $500 million of unsecured notes payable at a fixed rate of 3.90%. We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources – Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2013, decreased by $4.2 million, or 8%, to $46.6 million, compared to $50.7 million for the three months ended June 30, 2012.  The decrease resulted primarily as a result of depreciation adjustments made in the three months ended June 30, 2012, which were necessary to reduce the carrying amount of certain buildings and improvements to zero in connection with planned redevelopments. These were partially offset by increased depreciation related to building improvements, including 15 development and redevelopment projects that were completed and delivered after April 1, 2012, and one operating property that was acquired after April 1, 2012.

Income from discontinued operations, net

Income from discontinued operations, net, of $243,000 for the three months ended June 30, 2013, includes the results of operations of two operating properties with a net book value of $4.2 million that were classified as “held for sale” and the results of operations of one property sold during the three months ended June 30, 2013.

Income from discontinued operations, net, for the three months ended June 30, 2012, includes the results of operations of two operating properties that were classified as “held for sale” as of June 30, 2013, and the results of operations of 10 properties sold since April 1, 2012.

Comparison of the six months ended June 30, 2013, to the six months ended June 30, 2012

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenues:
Rental – Same Properties	$190,681	$185,022	$5,659	3.1%
Rental – Non-Same Properties	35,838	20,508	15,330	74.8
Total rental	226,519	205,530	20,989	10.2

Tenant recoveries – Same Properties	60,087	58,034	2,053	3.5
Tenant recoveries – Non-Same Properties	11,447	5,729	5,718	99.8
Total tenant recoveries	71,534	63,763	7,771	12.2

Other income – Same Properties	323	82	241	293.9
Other income – Non-Same Properties	6,239	11,929	(5,690)	(47.7)
Total other income	6,562	12,011	(5,449)	(45.4)

Total revenues – Same Properties	251,091	243,138	7,953	3.3
Total revenues – Non-Same Properties	53,524	38,166	15,358	40.2
Total revenues	304,615	281,304	23,311	8.3

Expenses:
Rental operations – Same Properties	78,234	73,672	4,562	6.2
Rental operations – Non-Same Properties	13,313	8,883	4,430	49.9
Total rental operations	91,547	82,555	8,992	10.9

NOI:
NOI – Same Properties – GAAP basis	172,857	169,466	3,391	2.0
NOI – Non-Same Properties	40,211	29,283	10,928	37.3
Total NOI	213,068	198,749	14,319	7.2

Other expenses:
General and administrative	24,120	22,655	1,465	6.5
Interest	33,998	34,148	(150)	(0.4)
Depreciation and amortization	92,645	92,527	118	0.1
Loss on early extinguishment of debt	560	2,225	(1,665)	(74.8)
Total other expenses	151,323	151,555	(232)	(0.2)
Income from continuing operations	$61,745	$47,194	$14,551	30.8%

NOI – Same Properties – GAAP basis	$172,857	$169,466	$3,391	2.0%
Less: straight-line rent adjustments	(2,306)	(11,952)	9,646	(80.7)
NOI – Same Properties – cash basis	$170,551	$157,514	$13,037	8.3%

Rental revenues

Total rental revenues for the six months ended June 30, 2013, increased by $21.0 million, or 10%, to $226.5 million, compared to $205.5 million for the six months ended June 30, 2012. The increase was due to rental revenues from our Non-Same Properties, including 15 development and redevelopment projects that were completed and delivered after January 1, 2012, and one operating property that was acquired after January 1, 2012. Occupancy of Same Properties was 93.1% and 92.5% for the six months ended June 30, 2013 and 2012, respectively.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, increased by $7.8 million, or 12%, to $71.5 million, compared to an increase of $9.0 million, or 11%, of rental operating expenses. Same Properties tenant recoveries increased by $2.1 million, while Same Properties rental operating expenses increased by $4.6 million, primarily due to increased operating costs related to colder weather in 2013, higher property taxes due to increases in tax rates for our properties located in Massachusetts, and the timing of certain repairs and maintenance projects in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Non-Same Properties tenant recoveries increased by $5.7 million as a result of a Non-Same Properties rental operating expense increase of $4.4 million. As of June 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the six months ended June 30, 2013 and 2012, of $6.6 million and $12.0 million, respectively, was as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Management fee income	$2,107	$560	$1,547
Interest income	2,318	1,440	878
Investment income	2,137	10,011	(7,874)
Total other income	$6,562	$12,011	$(5,449)

Rental operating expenses

Total rental operating expenses for the six months ended June 30, 2013, increased by $9.0 million, or 11%, to $91.5 million, compared to $82.6 million for the six months ended June 30, 2012. Approximately $4.4 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 15 development and redevelopment projects that were completed and delivered after January 1, 2012, and one operating property that was acquired after January 1, 2012.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2013, increased by $1.5 million, or 6.5%, to $24.1 million, compared to $22.7 million for the six months ended June 30, 2012. The increase in expense was related to higher professional fees and higher payroll and related benefits due to the increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets, partially offset by lower consulting fees during the six months ended June 30, 2013. In 2012, we implemented a new enterprise software which required temporary consulting services. As a percentage of total revenues, general and administrative expenses were 7.9% and 8.1%, respectively, for the six months ended June 30, 2013 and 2012.

Interest expense

Interest expense for the six months ended June 30, 2013, remained consistent, at $34.0 million, compared to $34.1 million for the six months ended June 30, 2012, detailed as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Secured notes payable	$19,549	$20,242	$(693)
Unsecured senior notes payable and senior convertible notes	13,990	8,749	5,241
Unsecured senior line of credit	4,761	6,664	(1,903)
Unsecured senior bank term loans	12,301	12,943	(642)
Interest rate swaps	8,142	11,670	(3,528)
Amortization of loan fees and other interest	4,966	4,971	(5)
Subtotal	63,709	65,239	(1,530)
Capitalized interest	(29,711)	(31,091)	1,380
Total interest expense	$33,998	$34,148	$(150)

Interest expense decreased primarily due to the repayment of the outstanding balance of our unsecured senior line of credit using the proceeds of our common stock offering and the decrease in expense related to the maturity at the end of March 2013, of certain interest rate swap agreements with rates ranging from 4.622% to 4.625%. As these interest rate swaps ended, we opted to leave the underlying debt unhedged at a lower floating rate in anticipation of a reduction of outstanding variable rate debt that occurred during the three months ended June 30, 2013. This decrease was primarily offset by interest from our $1.05 billion of unsecured senior notes payable issued since the beginning of 2012 at a weighted averaged rate of 4.29%. We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources – Contractual Obligations – Interest Rate Swap Agreements”).

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2013, remained consistent, at $92.6 million, compared to $92.5 million for the six months ended June 30, 2012.  Depreciation increased due to building improvements, including 15 development and redevelopment projects that were completed and delivered after January 1, 2012, and one operating property that was acquired after January 1, 2012. This was partially offset by depreciation adjustments made in the six months ended June 30, 2012, which were necessary to reduce the carrying amount of certain buildings and improvements to zero in connection with planned redevelopments.

Income from discontinued operations, net

Income from discontinued operations, net, of $1.1 million for the six months ended June 30, 2013, includes the results of operations of two operating properties that were classified as “held for sale” and the results of operations of seven properties sold during the six months ended June 30, 2013.

Income from discontinued operations, net, for the six months ended June 30, 2012, includes the results of operations of two operating properties that were classified as “held for sale” as of June 30, 2013, the results of operations of seven properties sold during the six months ended June 30, 2013, and the results of operations of three properties sold during the year ended December 31, 2012.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for earnings per share attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted for the year ended December 31, 2013, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to earnings per share, the most directly comparable GAAP measure and other key assumptions included in our guidance for the year ended December 31, 2013.

Guidance for the Year Ended December 31, 2013	Reported on July 29, 2013	Reported on May 13, 2013
Earnings per share attributable to Alexandria’s common stockholders – diluted	$1.53 to $1.63	$1.50 to $1.60
Depreciation and amortization	$2.76 to $2.86	$2.80 to $2.90
(Gain) loss on sale of real estate	$(0.01)	$0.01
Other	$(0.01)	$(0.01)
FFO per share attributable to Alexandria’s common stockholders – diluted	$4.32 to $4.42	$4.35 to $4.45
Add back: actual 2Q13 per share loss on early extinguishment of debt (1)	$0.01	N/A
Add back: projected 3Q13 per share loss on early extinguishment of debt	$0.02	N/A
FFO per share attributable to Alexandria’s common stockholders – diluted	$4.35 to $4.45	$4.35 to $4.45

Key projection assumptions:
Same property net operating income growth – cash basis	5% to 7%	5% to 7%
Same property net operating income growth – GAAP basis	1% to 3%	1% to 3%
Rental rate steps on lease renewals and re-leasing of space – cash basis	3% to 5%	1% to 3%
Rental rate steps on lease renewals and re-leasing of space – GAAP basis	11% to 13%	7% to 12%
Occupancy percentage for all operating properties at December 31, 2013	94.3% to 94.7%	94.3% to 94.7%
Straight-line rents	$24 to $26 million	$24 to $26 million
Amortization of above and below market leases	$3 to $4 million	$3 to $4 million
General and administrative expenses	$48 to $51 million	$48 to $51 million
Capitalization of interest	$51 to $57 million	$51 to $57 million
Interest expense, net	$71 to $81 million	$71 to $81 million
Net debt to adjusted EBITDA for the annualized three months ended December 31, 2013	6.5x	6.5x
Fixed charge coverage ratio for the annualized three months ended December 31, 2013	3.0x	3.0x
Non-income-producing land as a percentage of our gross real estate by December 31, 2013	15% to 17%	15% to 17%

(1)
Represents loss on early extinguishment of debt related to the write-off of unamortized loan fees of $0.01 per share as a result of the $150 million partial repayment of our 2016 Unsecured Senior Bank Term Loan during the three months ended June 30, 2013, and the estimated loss on early extinguishment of debt related to the write-off of unamortized loan fees of $0.02 per share as a result of amendments of our 2016 Unsecured Senior Bank Term Loan, 2017 Unsecured Senior Bank Term Loan, and $1.5 billion unsecured senior line of credit which we expect to complete during the three months ended September 30, 2013.

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

•
Mitigate unhedged variable rate debt exposure by transitioning our balance sheet debt from short-term and medium-term variable rate bank debt to long-term unsecured fixed rate debt, and utilize interest rate swap agreements in the interim period during this transition of debt;

•	Maintain adequate liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured senior line of credit;

•	Maintain available borrowing capacity in excess of 50% under our $1.5 billion unsecured senior line of credit, except temporarily as necessary;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Retain positive cash flows from operating activities after payment of dividends for reinvestment in acquisitions and/or development and redevelopment projects; and

•	Reduce our non-income-producing assets as a percentage of our gross investment in real estate.

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

	Three Months Ended June 30,
Key Credit Metrics (1)	2013	2012
Net debt to Adjusted EBITDA (2)	6.6x	7.1x
Net debt to gross assets (excluding cash and restricted cash) (3)	33%	38%
Fixed charge coverage ratio (2)	2.8x	2.6x
Interest coverage ratio (2)	3.4x	3.2x
Unencumbered net operating income as a percentage of total net operating income (2)	70%	72%
Liquidity – unsecured senior line of credit availability and unrestricted cash (3)	$1.8 billion	$1.2 billion
Non-income-producing assets as a percentage of gross real estate (3)	21%	25%
Unhedged variable rate debt as a percentage of total debt (3)	11%	12%
Investment-grade client tenants as a percentage of total annualized base rent (3)	46%	48%

(1)	These metrics reflect certain non-GAAP financial measures. See “Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.

(2)
Periods represent annualized metrics.  We believe key credit metrics for the three months ended June 30, 2013 and 2012, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

(3)	At the end of the period.

Unsecured senior line of credit and unsecured senior bank term loans

The maturity date of the unsecured senior line of credit is April 2017, assuming we exercise our sole right to extend the stated maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. As of June 30th, we did not have any borrowings outstanding. See Note 5 to our consolidated financial statements in Item 1 of this Report for the Applicable Margin in effect at June 30, 2013, had there been any borrowings outstanding.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.25%.

We are in the process of amending our $1.5 billion unsecured senior line of credit to reduce our interest rate on outstanding borrowings, extend the maturity dates and amend certain financial covenants. We expect to complete the amendment during the three months ended September 30, 2013. The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2013, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Total Debt to Total Assets	Less than or equal to 60%	33%
Secured Debt to Total Assets	Less than or equal to 40%	8%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.50x	2.5x
Unsecured Leverage Ratio	Less than or equal to 60%	37%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	7.2x

(1)
For a definition of the ratios used in the table above, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, each dated as of April 30, 2012, which were filed as exhibits to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.

(2)	Actual covenants are calculated pursuant to the specific terms to our unsecured senior line of credit and unsecured senior bank term loan agreements.

Unsecured senior notes payable

On July 26, 2013, we amended our $600 million 2016 Unsecured Senior Bank Term Loan to reduce our interest rate on outstanding borrowings. We are in the process of amending our $600 million 2017 Unsecured Senior Bank Term Loan to reduce our interest rate on outstanding borrowings, extend the maturity dates and amend certain financial covenants. We expect to complete the process during the three months ended September 30, 2013. The requirements of, and our actual performance with respect to, the key financial covenants under our 3.90% Unsecured Senior Notes and 4.60% Unsecured Senior Notes as of June 30, 2013, are as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	9%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.50x	5.28x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	284%

(1)
For a definition of the ratios used in the table above, refer to the most current indenture and related supplements, which were filed with the SEC as exhibits to our Current Report on Form 8-K on February 29, 2012 and June 7, 2013.

(2)	Actual covenants are calculated pursuant to the specific terms of the Indenture.

In addition, the terms of the Indenture, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and ii) incur certain secured or unsecured indebtedness.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2013, will be satisfied by the following multiple sources of capital as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

	Reported on July 29, 2013			Reported on May 13, 2013
Sources and Uses of Capital for the Year Ended December 31, 2013 (in millions)	Completed	Projected	Total	Total
Sources of capital:
Net cash provided by operating activities less dividends	$66	$ 64 - 84	$ 130 - 150	$ 130 - 150
Non-income-producing land sales	18	131 - 171	149 - 189	149 - 189
Income-producing asset sales	129	0 - 5	129 - 134	125 - 138
Secured construction loan borrowings	26	19 - 39	45 - 65	45 - 55
Unsecured senior notes payable	500	—	500	350 - 450
Common stock offering	536	—	536	415 - 490
Available cash and borrowings on unsecured senior line of credit (1)	—	324 - 369	324 - 369	—
Total sources of capital	$1,275	$ 538 - 668	$ 1,813 - 1,943	$ 1,214 - 1,472

Uses of capital:
Development, redevelopment, and construction	$253	$ 346 - 376	$ 599 - 629	$ 617 - 667
Seller financing of asset sales	39	—	39	39
Acquisitions:
Completed/in-process acquisitions	13	64	77	—
Additional acquisitions	—	123 - 223	123 - 223	200 - 300
Secured notes payable repayments	32	5	37	37
Unsecured senior bank term loan repayment	150	—	150	125 - 175
Excess cash retained from issuance of unsecured senior notes payable/pay down of unsecured senior line of credit	788	—	788	196 - 254
Total uses of capital	$1,275	$ 538 - 668	$ 1,813 - 1,943	$ 1,214 - 1,472

(1)	We had $302.2 million in cash and cash equivalents as of June 30, 2013.

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

Sources of capital

Real estate asset sales

We continue the disciplined execution of our asset recycling program to monetize non-strategic income-producing and non-income-producing assets as a source of capital.  We completed all significant sales of non-strategic income-producing assets targeted for 2013 with an aggregate sales price totaling $128.6 million including one asset sold during the three months ended June 30, 2013, with an aggregate sales price totaling $4.4 million. See Note 3 to our consolidated financial statements in Item 1 of this Report.

We also completed non-income-producing asset sales with an aggregate sales price of $18 million during the three months ended June 30, 2013, and expect to complete additional sales as follows (in thousands):

Description	Sales Price
Completed
Land sold during the three months ended June 30, 2013	$18,050

Projected
Land subject to purchase and sale agreement	55,000
Land subject to sale negotiations	30,000
Additional land sales	46,000 - 86,000
Total projected non-income-producing land sales for the six months ended December 31, 2013	$ 131,000 - 171,000

3.90% unsecured senior notes payable offering

In June 2013, we completed the issuance of our 3.90% Unsecured Senior Notes due in June 2023. Net proceeds of approximately $495.3 million were used to prepay $150 million of the outstanding principal balance of $750 million on our 2016 Unsecured Senior Bank Term Loan, to reduce the outstanding borrowings on our unsecured senior line of credit to zero, and to hold the remaining proceeds in cash and cash equivalents to fund near-term opportunities related to development/redevelopment projects, to fund near-term property acquisitions, and for general corporate purposes. As a result of the $150 million prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in June 2013, totaling $560 thousand. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Common stock offering

In May 2013, we sold approximately 7.6 million shares of our common stock in a secondary offering. The shares were issued at a price of $73.50 per share, resulting in aggregate net proceeds of approximately $535.5 million (after deducting underwriting discounts and commissions). We have established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250 million of our common stock through our sales agents, with approximately $150 million of common stock available for issuance under the program as of June 30, 2013. See Note 10 to our consolidated financial statements in Item 1 of this Report.

Cash and cash equivalents

As of June 30, 2013, we had approximately $302.2 million of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of June 30, 2013, and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Funds held in trust under the terms of certain secured notes payable	$12,891	$29,526
Funds held in escrow related to construction projects	5,653	5,652
Other restricted funds	12,370	4,769
Total	$30,914	$39,947

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of June 30, 2013, we had $1.5 billion available for borrowing under our $1.5 billion unsecured senior line of credit.

Other sources

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

Uses of capital

Summary of capital expenditures

The primary use of our cash has historically been in the development, redevelopment and construction of properties. We currently have development projects underway for more than 1.8 million rentable square feet of laboratory space, including 1.4 million square feet of consolidated projects, as well as approximately 414,000 square feet for a project held by an unconsolidated joint venture. We incur not only hard costs spent directly on construction activity but also the additional cost (and use of cash) on project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.

Capitalized interest for the six months ended June 30, 2013 and 2012, of approximately $29.7 million and $31.1 million, respectively, is classified in investments in real estate, net, as well as included in the table summarizing total capital expenditures.  In addition, we capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, including projects in Asia, aggregating approximately $7.4 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively.  Such costs are also included in the “Summary of Capital Expenditures” section under the “Development, Redevelopment, and Future Value-Added Projects” section above.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use.  Additionally, should activities necessary to prepare an asset for its intended use cease, interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease and the asset is ready for its intended use, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $3.6 million for the three months ended June 30, 2013.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the six months ended June 30, 2013 and 2012, were approximately $21.1 million and $18.7 million, respectively, of which approximately $5.4 million and $4.9 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

On July 5, 2013, we agreed to make a $13.1 million investment in 10121/10151 Barnes Canyon Road, two office properties located in the Sorrento Mesa submarket of San Diego.  Our investment will be funded in two installments:  i) $5.4 million to be funded in August,2013 (which will earn a 7% return until the next payment is made), and ii) $7.7 million to be funded no later than October 2014.  We intend to convert the existing office space into laboratory space through redevelopment when the space becomes available. Additional acquisitions are anticipated in the latter half of the year as shown on the summary table of sources and uses of cash above.

2016 Unsecured Senior Bank Term Loan repayment

In June 2013, we repaid $150 million of the 2016 Unsecured Senior Bank Term Loan by utilizing a portion of the proceeds generated by the issuance of our $500 million 3.90% Unsecured Senior Notes, as described under “Sources of Capital” above. As a result of the $150 million prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in June 2013, totaling $560 thousand. See Note 5 to our consolidated financial statements in Item 1 of this Report.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$143,074	$143,527	$(453)
Net cash used in investing activities	$(216,472)	$(292,731)	$76,259
Net cash provided by financing activities	$236,592	$148,568	$88,024

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$143,074	$143,527	$(453)
Changes in assets and liabilities	8,612	(2,859)	11,471
Net cash provided by operating activities before changes in assets and liabilities	$151,686	$140,668	$11,018

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the delivery of development projects and the timing and delivery of redevelopment projects. Net cash provided by operating activities for the six months ended June 30, 2013, was essentially flat at $143.1 million, compared to $143.5 million for the six months ended June 30, 2012.   Excluding the changes in assets and liabilities, net cash provided by operating activities for the six months ended June 30, 2013, increased by approximately $11.0 million, or 7.8%, to $151.7 million, compared to $140.7 million for the six months ended June 30, 2012.  This increase was primarily attributable to an increase in our Same Property cash net operating income of approximately $13.0 million, or 8.3%, to $170.6 million for the six months ended June 30, 2013, compared to $157.5 million for the six months ended June 30, 2012. As of June 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2013, was $216.5 million, compared to $292.7 million for the six months ended June 30, 2012.  This change consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Proceeds from sales of properties	$101,815	$1,905	$99,910
Additions to properties	(298,927)	(259,480)	(39,447)
Purchase of properties	—	(42,171)	42,171
Other	(19,360)	7,015	(26,375)
Net cash used in investing activities	$(216,472)	$(292,731)	$76,259

The change in net cash used in investing activities for the six months ended June 30, 2013, is primarily due to proceeds from sales of properties, a lower investment amount in property acquisitions in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, offset by an increase in capital expenditures related to our development and redevelopment projects during the six months ended June 30, 2013. For additional information on the sales of real estate assets, see Note 3 to our consolidated financial statements in Item 1 of this Report.

Value-added opportunities and external growth

As of June 30, 2013, we had six ground-up development projects in process, including an unconsolidated joint venture development project, aggregating 1,854,859 RSF.  We also had five projects undergoing conversion into laboratory space through redevelopment, aggregating 224,241 RSF.  These projects, along with recently delivered projects, certain future projects, and contribution from same properties, are expected to contribute significant increases in rental income, NOI, and cash flows. For further discussion, see “Sources and Uses of Capital – Uses of Capital – Summary of Capital Expenditures” above.

Our Initial Stabilized Yield on a cash basis reflects cash rents at date of stabilization and does not reflect contractual rent escalations beyond the stabilization date.  We expect, on average, our cash rents related to our value-added projects to increase over time pursuant to contractual rent escalations.  As of June 30, 2013, 95% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.

During the three and six months ended June 30, 2013, we executed leases aggregating approximately 270,000 and 727,000 RSF related to our development and redevelopment projects, respectively.

The following table summarizes the commencement of key development projects for the six months ended June 30, 2013 (dollars in thousands, except per rentable square foot amounts):

Address/Market	Commencement Date		Pre-Leased/Negotiating Percentage	Investment at Completion	Cost Per RSF	Initial Stabilized Yield		Average Cash Yield	Key Client Tenant
		RSF				Cash	GAAP
Development
75/125 Binney Street/ Greater Boston	January 2013	386,275	99%	$351,439	$910	8.0%	8.2%	9.1%	ARIAD Pharmaceuticals, Inc.
269 East Grand Avenue/ San Francisco Bay Area	March 2013	107,250	100%	$51,300	$478	8.1%	9.3%	9.3%	Onyx Pharmaceuticals, Inc.

Financing activities

Net cash flows provided by financing activities for the six months ended June 30, 2013, increased by $88.0 million, to $236.6 million, compared to $148.6 million for the six months ended June 30, 2012.  This increase consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Borrowings from secured notes payable	$26,114	$—	$26,114
Repayments of borrowings from secured notes payable	(31,436)	(4,525)	(26,911)
Proceeds from issuance of unsecured senior notes payable	495,310	544,649	(49,339)
Principal borrowings from unsecured senior line of credit	305,000	529,147	(224,147)
Repayment of unsecured senior line of credit	(871,000)	(520,147)	(350,853)
Repayment of unsecured senior bank term loan	(150,000)	(250,000)	100,000
Repurchase of unsecured senior convertible notes	—	(84,801)	84,801
Total changes related to debt	(226,012)	214,323	(440,335)

Redemption of Series C Cumulative Redeemable Preferred Stock	—	(129,638)	129,638
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	—	124,868	(124,868)
Total changes related to preferred stock	—	(4,770)	4,770

Net proceeds from common stock offering	535,536	37,385	498,151
Dividend payments	(86,874)	(74,969)	(11,905)
Other	13,942	(23,401)	37,343
Net cash provided by financing activities	$236,592	$148,568	$88,024

The increase in net cash provided by financing activities reflect the proceeds received from the issuance of common stock in May 2013, and the issuance of unsecured senior notes payable in June 2013, for combined proceeds of $1.0 billion, partially offset by the use of these proceeds in the repayment of a portion of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan and to reduce the outstanding borrowings on our unsecured senior line of credit to zero. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Dividends

During the six months ended June 30, 2013 and 2012, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Common stock dividends	$73,932	$60,791	$13,141
Series C Cumulative Redeemable Preferred Stock dividends	—	5,428	(5,428)
Series D Cumulative Convertible Preferred Stock dividends	8,750	8,750	—
Series E Cumulative Redeemable Preferred Stock dividends	4,192	—	4,192
	$86,874	$74,969	$11,905

The increase in dividends paid on our common stock is primarily due to an increase in the related dividends to $1.25 per common share for the six months ended June 30, 2013, from $1.00 per common share for the six months ended June 30, 2012.  The increase was also due to an increase in common stock outstanding.  Total common stock outstanding as of June 30, 2013, was 71.0 million shares, compared to 62.2 million shares as of June 30, 2012. See Note 10 to our consolidated financial statements in Item 1 of this Report.

Inflation

As of June 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Contractual obligations and commitments

Contractual obligations as of June 30, 2013, consisted of the following (in thousands):

		Payments by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Secured and unsecured debt (1) (2) (3)	$2,961,495	$5,338	$361,743	$1,435,172	$1,159,242
Estimated interest payments on fixed rate and hedged variable rate debt (4)	161,738	32,454	72,885	31,416	24,983
Estimated interest payments on variable rate debt (5)	59,053	3,095	37,246	18,712	—
Ground lease obligations	646,709	6,761	19,043	20,212	600,693
Other obligations	5,859	442	1,688	1,851	1,878
Total	$3,834,854	$48,090	$492,605	$1,507,363	$1,786,796

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)
Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $21.2 million, of which approximately $20.9 million matures in 2014. See discussion under Note 5, Secured and Unsecured Senior Debt, for additional information.

(3)	Payment dates include any extension options that we control.

(4)
Estimated interest payments on our fixed rate debt and hedged variable rate debt were based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(5)	The interest payments on variable rate debt were based on the interest rates in effect as of June 30, 2013.

Estimated interest payments

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.  As of June 30, 2013, approximately 89% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 11% of our debt is unhedged variable rate debt based primarily on LIBOR.  Interest payments on our unhedged variable rate debt have been calculated based on interest rates in effect as of June 30, 2013.  See additional information regarding our debt under Note 5, Secured and Unsecured Senior Debt, to our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2012.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans.  These agreements involve an exchange of fixed and variable rate interest payments without the exchange of the underlying principal amount (the “notional amount”).  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

The following table summarizes our interest rate swap agreements as of June 30, 2013 (in thousands):

			Interest Pay	Fair Value as of	Notional Amount in Effect as of
Transaction Date	Effective Date	Termination Date	Rate (1)	June 30, 2013	June 30, 2013	December 31, 2013
December 2006	December 29, 2006	March 31, 2014	4.990%	$(1,804)	$50,000	$50,000
October 2007	October 31, 2007	September 30, 2013	4.642%	(563)	50,000	—
December 2006	November 30, 2009	March 31, 2014	5.015%	(2,721)	75,000	75,000
December 2006	November 30, 2009	March 31, 2014	5.023%	(2,725)	75,000	75,000
December 2011	December 31, 2012	December 31, 2013	0.640%	(553)	250,000	—
December 2011	December 31, 2012	December 31, 2013	0.640%	(553)	250,000	—
December 2011	December 31, 2012	December 31, 2013	0.644%	(279)	125,000	—
December 2011	December 31, 2012	December 31, 2013	0.644%	(279)	125,000	—
December 2011	December 31, 2013	December 31, 2014	0.977%	(1,536)	—	250,000
December 2011	December 31, 2013	December 31, 2014	0.976%	(1,534)	—	250,000
Total				$(12,547)	$1,000,000	$700,000

(1)	In addition to the interest pay rate, borrowings outstanding under our unsecured senior bank term loans include an applicable margin ranging from 1.50% to 1.75% as of June 30, 2013.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of June 30, 2013 and 2012, the largest aggregate notional amount of the interest rate swap agreements in effect at any single point in time with an individual counterparty was $375 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of June 30, 2013, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $12.5 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the hedged transactions affect earnings.  We have not posted any collateral related to our interest rate swap agreements.  For the six months ended June 30, 2013 and 2012, approximately $8.1 and $11.7 million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $11.2 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Ground lease obligations

Ground lease obligations as of June 30, 2013, included leases for 25 of our properties and four land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $7.9 million at June 30, 2013, our ground lease obligations have remaining lease terms ranging from 41 to 196 years, including extension options.

Commitments

In addition to the above, as of June 30, 2013, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $281.0 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $54.0 million for certain investments over the next six years.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  The debt held by the unconsolidated real estate entity is secured by the land parcel owned by the entity, and is non-recourse to us.  See Notes 2 and 3 to our consolidated financial statements appearing elsewhere in our annual report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

Refer to our annual report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting policies, which include rental properties, net, land held for future development, construction in progress, discontinued operations, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, and recognition of rental income and tenant recoveries.  There have been no significant changes to these policies during the three months ended June 30, 2013.

Non-GAAP measures

Funds from operations and funds from operations, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies between periods, and on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its NAREIT White Paper.  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the estimated fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the non-cash write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, and impairments of land parcels, less realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, and the related amounts per share using the basic and diluted shares calculated in accordance with GAAP, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

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

AFFO is not intended to represent cash flow for the period, and is intended only to provide an additional measure of performance.  We believe that net income attributable to Alexandria’s common stockholders is the most directly comparable GAAP financial measure to AFFO.  We believe that AFFO is a widely recognized measure of the operations of equity REITs, and presenting AFFO will enable investors to assess our performance in comparison to other equity REITs.  However, other equity REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs.  AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income attributable to Alexandria’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria’s common stockholders – basic, FFO attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria’s common stockholders – diluted, for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Alexandria’s common stockholders – basic	$25,483	$17,616	$47,925	$35,984
Depreciation and amortization	46,580	52,355	93,575	95,760
Loss (gain) on sale of real estate	(219)	(2)	121	(2)
Gain on sale of land parcel	(772)	—	(772)	(1,864)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	1,383	1,122	2,707	2,068
FFO	(1,437)	(1,133)	(2,501)	(2,305)
FFO attributable to Alexandria’s common stockholders – basic	71,018	69,958	141,055	129,641
Assumed conversion of 8.00% Unsecured Senior Convertible Notes	5	6	10	11
FFO attributable to Alexandria’s common stockholders – diluted	71,023	69,964	141,065	129,652
Realized gain on equity investment primarily related to one non-tenant life science entity	—	(5,811)	—	(5,811)
Loss on early extinguishment of debt	560	1,602	560	2,225
Preferred stock redemption charge	—	—	—	5,978
Allocation to unvested restricted stock awards	(12)	35	(12)	(20)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	71,571	65,790	141,613	132,024

Non-revenue-enhancing capital expenditures:
Maintenance building improvements	(337)	(594)	(933)	(804)
Tenant improvements and leasing commissions	(2,990)	(2,148)	(3,872)	(4,167)
Straight-line rent revenue	(8,239)	(5,195)	(14,437)	(13,991)
Straight-line rent expense on ground leases	539	1,207	1,077	2,613
Capitalized income from development projects	9	72	31	550
Amortization of acquired above and below market leases	(830)	(778)	(1,660)	(1,578)
Amortization of loan fees	2,427	2,214	4,813	4,857
Amortization of debt premiums/discounts	115	110	230	289
Stock compensation	4,463	3,274	7,812	6,567
Allocation to unvested restricted stock awards	50	15	69	48
AFFO attributable to Alexandria’s common stockholders – diluted	$66,778	$63,967	$134,743	$126,408

The following table presents a reconciliation of net income per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below. For the computation of the weighted average shares used to compute the per share information, refer to the “Definitions and Other Information” section in our supplemental information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income per share attributable to Alexandria’s common stockholders – basic	$0.38	$0.29	$0.74	$0.58
Depreciation and amortization	0.69	0.84	1.43	1.56
Loss on sale of real estate	—	—	0.01	—
Gain on sale of land parcel	(0.01)	—	(0.01)	(0.03)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	0.02	0.02	0.04	0.03
FFO	(0.02)	(0.02)	(0.04)	(0.04)
FFO per share attributable to Alexandria’s common stockholders – basic	1.06	1.13	2.17	2.11
FFO per share attributable to Alexandria’s common stockholders – diluted	1.06	1.13	2.17	2.11
Realized gain on equity investment primarily related to one non-tenant life science entity	—	(0.09)	−	(0.09)
Loss on early extinguishment of debt	0.01	0.03	0.01	0.03
Preferred stock redemption charge	—	—	—	0.10
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	1.07	1.07	2.18	2.14

Non-revenue-enhancing capital expenditures:
Maintenance building improvements	(0.01)	(0.01)	(0.01)	(0.01)
Tenant improvements and leasing commissions	(0.04)	(0.03)	(0.06)	(0.07)
Straight-line rent revenue	(0.12)	(0.08)	(0.22)	(0.23)
Straight-line rent expense on ground leases	0.01	0.02	0.02	0.04
Amortization of acquired above and below market leases	(0.01)	(0.01)	(0.03)	(0.03)
Amortization of loan fees	0.03	0.03	0.07	0.09
Stock compensation	0.07	0.05	0.12	0.11
Other	—	—	—	0.01
AFFO per share attributable to Alexandria’s common stockholders – diluted	$1.00	$1.04	$2.07	$2.05

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins, for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$33,337	$25,641	$63,574	$58,416
Interest expense – continuing operations	15,978	17,922	33,998	34,148
Depreciation and amortization – continuing operations	46,580	50,741	92,645	92,527
Depreciation and amortization – discontinued operations	—	1,614	930	3,233
EBITDA	95,895	95,918	191,147	188,324
Stock compensation expense	4,463	3,274	7,812	6,567
Loss on early extinguishment of debt	560	1,602	560	2,225
(Gain) loss on sale of real estate	(219)	(2)	121	(2)
Gain on sale of land parcel	(772)	—	(772)	(1,864)
Adjusted EBITDA	$99,927	$100,792	$198,868	$195,250

Total revenues	$154,235	$145,593	$304,615	$281,304
Adjusted EBITDA margins	65%	69%	65%	69%

Fixed charge coverage ratio

The fixed charge coverage ratio is useful to investors as a supplemental measure of the Company’s ability to satisfy fixed financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees, and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our annual report on Form 10-K, as of December 31, 2012.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges, for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$99,927	$100,792	$198,868	$195,250

Interest expense – continuing operations	$15,978	$17,922	$33,998	$34,148
Add: capitalized interest	15,690	15,825	29,711	31,091
Less: amortization of loan fees	(2,427)	(2,214)	(4,813)	(4,857)
Less: amortization of debt premium/discounts	(123)	(110)	(238)	(289)
Cash interest	29,118	31,423	58,658	60,093
Dividends on preferred stock	6,471	6,903	12,942	14,386
Fixed charges	$35,589	$38,326	$71,600	$74,479

Fixed charge coverage ratio - period annualized	2.8x	2.6x	2.8x	2.6x
Fixed charge coverage ratio - trailing 12 months	2.7x	2.7x	2.7x	2.7x

Interest coverage ratio

The interest coverage ratio is the ratio of Adjusted EBITDA to cash interest.  This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the three and six months ended June 30, 2013 and 2012  (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$99,927	$100,792	$198,868	$195,250

Interest expense – continuing operations	$15,978	$17,922	$33,998	$34,148
Add: capitalized interest	15,690	15,825	29,711	31,091
Less: amortization of loan fees	(2,427)	(2,214)	(4,813)	(4,857)
Less: amortization of debt premium/discounts	(123)	(110)	(238)	(289)
Cash interest	$29,118	$31,423	$58,658	$60,093

Interest coverage ratio	3.4x	3.2x	3.4x	3.2x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of total debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of June 30, 2013, and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Secured notes payable	$711,029	$716,144
Unsecured senior notes payable	1,048,395	549,805
Unsecured senior line of credit	—	566,000
Unsecured senior bank term loans	1,200,000	1,350,000
Less: cash and cash equivalents	(302,205)	(140,971)
Less: restricted cash	(30,914)	(39,947)
Net debt	$2,626,305	$3,001,031

Adjusted EBITDA (quarter annualized)(1)	$399,708	$408,876

Net debt to Adjusted EBITDA (quarter annualized)(1)	6.6x	7.3x

Adjusted EBITDA (trailing 12 months)	$396,739	$393,124

Net debt to Adjusted EBITDA (trailing 12 months)	6.6x	7.6x

(1)
We believe the Adjusted EBITDA and net debt to Adjusted EBITDA for the three and six months ended June 30, 2013, and December 31, 2012, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

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

The following table summarizes the calculation of net debt to gross assets (excluding cash and restricted cash) as of June 30, 2013, and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Net debt	$2,626,305	$3,001,031

Total assets	$7,379,289	$7,150,116
Add: accumulated depreciation	878,199	875,035
Less: cash and cash equivalents	(302,205)	(140,971)
Less: restricted cash	(30,914)	(39,947)
Gross assets (excluding cash and restricted cash)	$7,924,369	$7,844,233

Net debt to gross assets (excluding cash and restricted cash)	33%	38%

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

The following table is a reconciliation of NOI from continuing operations to income from continuing operations and NOI from discontinued operations to income from discontinued operations, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Continuing operations	2013	2012	2013	2012
Total revenues	$154,235	$145,593	$304,615	$281,304
Operating expenses	46,323	42,102	91,547	82,555
NOI from continuing operations	107,912	103,491	213,068	198,749
General and administrative	12,472	12,298	24,120	22,655
Interest expense	15,978	17,922	33,998	34,148
Depreciation expense	46,580	50,741	92,645	92,527
Loss on early extinguishment of debt	560	1,602	560	2,225
Income from continuing operations, net	$32,322	$20,928	$61,745	$47,194

Same property NOI

See discussion of Same Properties and reconciliation of NOI to income from continuing operations in “Results of Operations.”

Unencumbered NOI as a percentage of total NOI

Unencumbered NOI as a percentage of total NOI is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations of our unencumbered real estate assets, as it reflects primarily those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered NOI for periods prior to the three months ended June 30, 2013, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unencumbered NOI	$75,225	$74,823	$146,627	$141,022
Encumbered NOI	32,687	28,668	66,441	57,727
Total NOI from continuing operations	$107,912	$103,491	$213,068	$198,749

Unencumbered net operating income as a percentage of total net operating income	70%	72%	69%	71%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	As of June 30, 2013	As of December 31, 2012
Annualized impact to future earnings due to variable rate debt:
Rate increase of 1%	$(5,828)	$(5,870)
Rate decrease of 1%	$5,235	$1,101
Effect on fair value of secured debt:
Rate increase of 1%	$(30,171)	$(37,146)
Rate decrease of 1%	$23,347	$27,260

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on June 30, 2013.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings (in thousands):

	As of June 30, 2013	As of December 31, 2012
Equity price risk:
Increase in fair value of 10%	$12,261	$11,505
Decrease in fair value of 10%	$(12,261)	$(11,505)

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

	As of June 30, 2013	As of December 31, 2012
Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(123)	$(29)
Decrease in foreign currency exchange rate of 10%	$123	$29

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2013, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	RISK FACTORS

Monetary policy actions by the Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

In recent years, various monetary policies undertaken by the Federal Reserve have involved quantitative easing, which involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets with longer maturities than short-term government bonds. Among other things, quantitative easing is intended to create or maintain a low interest rate environment and to stimulate economic activity.

In May 2013, the securities markets began interpreting comments by members of the Federal Reserve, including its chairman, that its quantitative easing would begin to be reduced sometime in 2013. The Federal Reserve has since articulated that the so-called “tapering” of quantitative easing could begin in September 2013 and may cease entirely by mid-2014, depending upon the Federal Reserve's assessment of the performance of the U.S. economy. Because of expectations for near-term tapering of quantitative easing, the markets experienced an abrupt transition to higher long-term interest rates in May and June 2013, and market interest rates may continue to rise if the Federal Reserve follows through with its current tapering policy. Increases in market interest rates would increase our interest expense under our unhedged variable-rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

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

4.8*
Supplemental Indenture No. 2, dated as of June 7, 2013, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on June 7, 2013.

4.9*	Form of 3.90% Senior Note due 2023 (included in Exhibit 4.8 above).
11.1	Statement of Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements).
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2013 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

 (*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2013.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)