Form 10-Q
period 2013-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2013-11-07
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

 As of October 31, 2013, 71,627,655 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Investments in real estate, net	$6,613,761	$6,424,578
Cash and cash equivalents	53,839	140,971
Restricted cash	30,654	39,947
Tenant receivables	8,671	8,449
Deferred rent	182,909	170,396
Deferred leasing and financing costs, net	179,805	160,048
Investments	129,163	115,048
Other assets	159,567	90,679
Total assets	$7,358,369	$7,150,116

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$708,653	$716,144
Unsecured senior notes payable	1,048,190	549,805
Unsecured senior line of credit	14,000	566,000
Unsecured senior bank term loans	1,100,000	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	452,139	423,708
Dividends payable	54,413	41,401
Total liabilities	3,377,395	3,647,058

Commitments and contingencies

Redeemable noncontrolling interests	14,475	14,564

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	250,000	250,000
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	711	632
Additional paid-in capital	3,578,343	3,086,052
Accumulated other comprehensive loss	(40,026)	(24,833)
Alexandria’s stockholders’ equity	3,919,028	3,441,851
Noncontrolling interests	47,471	46,643
Total equity	3,966,499	3,488,494
Total liabilities, noncontrolling interests, and equity	$7,358,369	$7,150,116

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental	$116,302	$106,216	$342,821	$311,746
Tenant recoveries	38,757	34,006	110,291	97,769
Other income	3,571	2,628	10,133	14,639
Total revenues	158,630	142,850	463,245	424,154

Expenses:
Rental operations	47,742	44,203	139,289	126,758
General and administrative	11,666	12,470	35,786	35,125
Interest	16,171	17,092	50,169	51,240
Depreciation and amortization	49,102	46,584	141,747	139,111
Loss on early extinguishment of debt	1,432	—	1,992	2,225
Total expenses	126,113	120,349	368,983	354,459

Income from continuing operations	32,517	22,501	94,262	69,695

(Loss) income from discontinued operations:
(Loss) income from discontinued operations before impairment of real estate	(64)	5,603	993	14,961
Impairment of real estate	—	(9,799)	—	(9,799)
(Loss) income from discontinued operations, net	(64)	(4,196)	993	5,162

Gains on sales of land parcels	—	—	772	1,864
Net income	32,453	18,305	96,027	76,721

Net income attributable to noncontrolling interests	960	828	2,922	2,390
Dividends on preferred stock	6,472	6,471	19,414	20,857
Preferred stock redemption charge	—	—	—	5,978
Net income attributable to unvested restricted stock awards	442	360	1,187	866
Net income attributable to Alexandria’s common stockholders	$24,579	$10,646	$72,504	$46,630
Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.35	$0.24	$1.07	$0.67
Discontinued operations, net	—	(0.07)	0.01	0.08
Earnings per share – basic and diluted	$0.35	$0.17	$1.08	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$32,453	$18,305	$96,027	$76,721
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding (losses) gains arising during the period	(37)	796	323	1,363
Reclassification adjustment for gains included in net income	(250)	(1,421)	(480)	(2,107)
Unrealized losses on marketable securities, net	(287)	(625)	(157)	(744)

Unrealized gains (losses) on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(676)	(2,818)	(704)	(9,982)
Reclassification adjustment for amortization of interest expense included in net income	3,904	5,956	12,046	17,626
Unrealized gains on interest rate swap agreements, net	3,228	3,138	11,342	7,644

Foreign currency translation (losses) gains	(3,404)	15,104	(26,461)	7,871

Total other comprehensive (loss) income	(463)	17,617	(15,276)	14,771
Comprehensive income	31,990	35,922	80,751	91,492
Less: comprehensive income attributable to noncontrolling interests	(933)	(805)	(2,839)	(2,379)
Comprehensive income attributable to Alexandria’s common stockholders	$31,057	$35,117	$77,912	$89,113

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2012	$250,000	$130,000	63,244,645	$632	$3,086,052	$—	$(24,833)	$46,643	$3,488,494	$14,564
Net income	—	—	—	—	—	93,105	—	2,118	95,223	804
Total other comprehensive income (loss)	—	—	—	—	—	—	(15,193)	(83)	(15,276)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,207)	(1,207)	(893)
Issuance of common stock	—	—	7,590,000	76	534,601	—	—	—	534,677	—
Issuances pursuant to stock plan	—	—	246,283	3	17,387	—	—	—	17,390	—
Dividends declared on common stock	—	—	—	—	—	(133,388)	—	—	(133,388)	—
Dividends declared on preferred stock	—	—	—	—	—	(19,414)	—	—	(19,414)	—
Distributions in excess of earnings	—	—	—	—	(59,697)	59,697	—	—	—	—
Balance as of September 30, 2013	$250,000	$130,000	71,080,928	$711	$3,578,343	$—	$(40,026)	$47,471	$3,966,499	$14,475

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$96,027	$76,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,677	143,933
Loss on early extinguishment of debt	1,992	2,225
Gain on sale of land parcel	(772)	(1,864)
Loss (gain) on sale of real estate	121	(1,564)
Non-cash impairment of real estate	—	9,799
Amortization of loan fees and costs	7,300	7,327
Amortization of debt premiums/discounts	383	401
Amortization of acquired above and below market leases	(2,490)	(2,356)
Deferred rent	(20,007)	(19,216)
Stock compensation expense	11,541	10,412
Equity in loss related to investments	—	26
Gain on sales of investments	(4,716)	(12,316)
Loss on sales of investments	529	1,607
Changes in operating assets and liabilities:
Restricted cash	1,243	441
Tenant receivables	(271)	(2,637)
Deferred leasing costs	(37,190)	(23,597)
Other assets	(11,428)	(3,230)
Accounts payable, accrued expenses, and tenant security deposits	51,437	41,378
Net cash provided by operating activities	236,376	227,490

Investing Activities
Proceeds from sale of properties	101,815	36,179
Additions to properties	(450,140)	(406,066)
Purchase of properties	(24,537)	(42,171)
Change in restricted cash related to construction projects	5,711	(11,453)
Distributions from unconsolidated real estate entity	—	22,250
Contributions to unconsolidated real estate entity	(13,881)	(5,042)
Additions to investments	(22,835)	(21,997)
Proceeds from investments	12,750	19,905
Net cash used in investing activities	$(391,117)	$(408,395)

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Financing Activities
Borrowings from secured notes payable	$26,319	$2,874
Repayments of borrowings from secured notes payable	(34,120)	(8,125)
Proceeds from issuance of unsecured senior notes payable	498,561	549,533
Principal borrowings from unsecured senior line of credit and unsecured senior bank term loans	319,000	623,147
Repayments of borrowings from unsecured senior line of credit	(871,000)	(580,147)
Repayment of unsecured senior bank term loan	(250,000)	(250,000)
Repurchase of unsecured senior convertible notes	(384)	(84,801)
Redemption of Series C Cumulative Redeemable Preferred Stock	—	(129,638)
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	—	124,868
Change in restricted cash related to financings	923	(10,476)
Deferred financing costs paid	(16,247)	(25,301)
Proceeds from common stock offerings	535,686	98,443
Proceeds from exercise of stock options	—	155
Dividends paid on common stock	(120,367)	(92,743)
Dividends paid on preferred stock	(19,414)	(21,348)
Distributions to redeemable noncontrolling interests	—	(943)
Redemption of redeemable noncontrolling interests	—	(150)
Contributions by noncontrolling interests	—	1,626
Distributions to noncontrolling interests	(2,100)	(770)
Net cash provided by financing activities	66,857	196,204

Effect of foreign exchange rate changes on cash and cash equivalents	752	1,066

Net (decrease) increase in cash and cash equivalents	(87,132)	16,365
Cash and cash equivalents at beginning of period	140,971	78,539
Cash and cash equivalents at end of period	$53,839	$94,904

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$34,281	$30,485

Non-Cash Investing Activities
Note receivable from sale of real estate	$38,820	$6,125

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

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with net realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of September 30, 2013, and December 31, 2012, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information.  The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information.  As of September 30, 2013, there were no unrecognized tax benefits.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period during which the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest.  We did not incur tax related interest expense or penalties for the three and nine months ended September 30, 2013.

Interest income

Interest income was approximately $1.2 million and $1.0 million during the three months ended September 30, 2013 and 2012, respectively.  Interest income was approximately $3.5 million and $2.5 million during the nine months ended September 30, 2013 and 2012, respectively. Interest income is classified in other income in the accompanying consolidated statements of income.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of September 30, 2013, and December 31, 2012, we had no allowance for estimated losses.

As of September 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on a rentable square footage basis) provided for the recapture of certain capital expenditures.

3.	Investments in real estate

Our investments in real estate, net, consisted of the following as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
Rental properties:
Land (related to rental properties)	$542,511		$522,664
Buildings and building improvements	5,315,447		4,933,314
Other improvements	170,078		189,793
Rental properties	6,028,036		5,645,771
Less: accumulated depreciation	(915,494)		(875,035)
Rental properties, net	5,112,542		4,770,736

Construction in progress (“CIP”)/current value-creation projects:
Active development in North America	594,973		431,578
Investment in unconsolidated joint venture	42,537	(1)	28,656
Active redevelopment in North America	24,960		199,744
Active development and redevelopment in Asia	97,319		101,602
Generic infrastructure/building improvement projects in North America	46,227		80,599
	806,016		842,179
Subtotal	5,918,558		5,612,915

Land/future value-creation projects:
Land undergoing predevelopment activities (CIP) in North America	351,062		433,310
Land held for future development in North America	190,427		296,039
Land held for future development/undergoing predevelopment activities (CIP) in Asia	77,274		82,314
Land subject to sale negotiations	76,440		—
	695,203		811,663
Investments in real estate, net	$6,613,761		$6,424,578

(1)	The book value for this unconsolidated joint venture represents our equity investment in the project.

Investment in unconsolidated real estate entity

We have a 27.5% interest in an unconsolidated joint venture that is currently developing a building totaling 413,536 RSF in the Longwood Medical Area of the Greater Boston market. The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc. Our total investment into this project is approximately$42.5 million as of September 30, 2013. The total project costs are being funded primarily from a $213.2 million non-recourse secured construction loan, of which $75.0 million was drawn and outstanding at September 30, 2013. The loan bears interest at a rate of LIBOR+3.75%, with a floor of 5.25%. This loan has a maturity date of April 1, 2019, assuming the joint venture exercises its two separate one-year options to extend the stated maturity date of April 1, 2017.

We do not qualify as the primary beneficiary of the unconsolidated joint venture since we do not have the power to direct the activities of the entity that most significantly impacts its economic performance. The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partners, including all major operating, investing, and financing decisions, as well as decisions involving major expenditures. Consequently, we do not consolidate this joint venture and we account for our investment under the equity method of accounting.

3.	Investments in real estate (continued)

Land undergoing predevelopment activities (additional CIP)

Land undergoing predevelopment activities is classified as construction in progress and is undergoing activities prior to commencement of vertical construction of above-ground building improvements.  We generally will not commence ground-up development of any parcels undergoing predevelopment activities without first securing pre-leasing for such space, except when there is significant market demand for high-quality laboratory facilities.  If vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost effective buildings with generic laboratory and office infrastructure to accommodate single and multi-tenancy. The largest project included in land undergoing predevelopment consists of our 1.2 million developable square feet at the Alexandria Center™ at Kendall Square in East Cambridge, Massachusetts.

We are required to capitalize project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.  Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional preconstruction costs including entitlement, design, construction drawings, Building Information Modeling (3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project.

•
Site and infrastructure construction costs including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for vertical construction of aboveground building improvements. For example, site and infrastructure costs for the 1.2 million RSF primarily related to 50 Binney Street and 100 Binney Street of the Alexandria Center™ at Kendall Square are classified as predevelopment prior to commencement of vertical construction.

Land held for future development

Land held for future development represents real estate we plan to develop in the future, but on which, as of each period presented, no construction or predevelopment activities were ongoing. In such cases, all predevelopment efforts have been advanced to appropriate stages and no further predevelopment activities are ongoing; therefore, interest, property taxes, insurance, and other costs are expensed as incurred.

Real estate asset sales

During the nine months ended September 30, 2013, we sold seven properties for aggregate consideration of $128.6 million, including four properties sold at a total gain of $271 thousand and three properties sold at a total loss of $392 thousand. The net loss on sales is classified in (loss) income from discontinued operations before impairment of real estate in the accompanying consolidated statements of income.

During the nine months ended September 30, 2013, we sold three parcels of land for aggregate consideration of $18.1 million and recognized gains of $772 thousand, which included a gain of $381 thousand on the sale of two parcels in the San Francisco Bay Area market, and a gain of $391 thousand on the sale of one parcel in the Greater NYC market. These gains are classified in gains on sales of land parcels in the accompanying consolidated statements of income.

4.	Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry.  Investments in “available for sale” securities with gross unrealized losses as of September 30, 2013, have each been in a continuous unrealized loss position for less than 12 months.  We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment.  We believe that these unrealized losses are temporary, and accordingly we have not recognized impairment charges related to “available for sale” securities as of September 30, 2013.  As of September 30, 2013, and December 31, 2012, there were no unrealized losses in our investments in privately held entities accounted for under the cost method.

The following table summarizes our investments as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
“Available-for-sale” securities, cost basis	$1,940	$1,236
Gross unrealized gains	1,708	1,561
Gross unrealized losses	(392)	(88)
“Available-for-sale” securities, at fair value	3,256	2,709
Investments accounted for under cost method	125,901	112,333
Investments accounted for under equity method	6	6
Total investments	$129,163	$115,048

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross realized gains	$2,050	$1,190	$4,716	$12,316
Gross realized losses	—	(518)	(529)	(1,607)
Equity in loss related to equity method investments	—	—	—	(26)
Investment income	$2,050	$672	$4,187	$10,683

Amount of gains reclassified from accumulated other comprehensive income to realized gains, net	$250	$1,421	$480	$2,107

5.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debts and their respective principal maturities, as of September 30, 2013 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable, net	$589,126	$119,527	$708,653	24.7%	5.47%	2.5
Unsecured senior notes payable, net	1,048,190	—	1,048,190	36.5	4.29	9.1
$1.5 billion unsecured senior line of credit	—	14,000	14,000	0.5	1.28	5.3
2016 Unsecured Senior Bank Term Loan	350,000	150,000	500,000	17.4	1.70	2.8
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	20.9	3.30	5.3
Total debt / weighted average	$2,587,316	$283,527	$2,870,843	100.0%	3.91%	5.5
Percentage of total debt	90%	10%	100%

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

5.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding consolidated indebtedness as of September 30, 2013 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)		Remaining for the Period Ending December 31,
Debt						2013	2014	2015	2016	2017	Thereafter	Total
Secured notes payable
Greater Boston	5.26%		5.59%	04/01/14		$979	$208,683	$—	$—	$—	$—	$209,662
Suburban Washington, D.C.	2.17		2.17	04/20/14	(3)	—	76,000	—	—	—	—	76,000
San Diego	6.05		4.88	07/01/14		24	6,458	—	—	—	—	6,482
San Diego	5.39		4.00	11/01/14		30	7,495	—	—	—	—	7,525
Seattle	6.00		6.00	11/18/14		60	240	—	—	—	—	300
Suburban Washington, D.C.	5.64		4.50	06/01/15		22	138	5,788	—	—	—	5,948
Greater Boston, San Diego, and Greater New York City	5.73		5.73	01/01/16		416	1,713	1,816	75,501	—	—	79,446
Greater Boston, San Diego, and Greater NYC	5.82		5.82	04/01/16		221	931	988	29,389	—	—	31,529
San Francisco Bay Area	6.35		6.35	08/01/16		580	2,487	2,652	126,715	—	—	132,434
San Francisco Bay Area	L+1.50		1.69	07/01/15	(4)	—	—	43,227	—	—	—	43,227
San Francisco Bay Area	L+1.40		1.59	06/01/16	(5)	—	—	—	—	—	—	—
Greater Boston	L+1.35		1.54	08/23/17	(6)	—	—	—	—	—	—	—
San Diego, Suburban Washington, D.C., and Seattle	7.75		7.75	04/01/20		345	1,453	1,570	1,696	1,832	108,469	115,365
San Francisco Bay Area	6.50		6.50	06/01/37		—	17	18	19	20	773	847
Average/Total	5.41%		5.47			2,677	305,615	56,059	233,320	1,852	109,242	708,765

$1.5 billion unsecured senior line of credit	L+1.10%	(7)	1.28	01/03/19		—	—	—	—	—	14,000	14,000
2016 Unsecured Senior Bank Term Loan	L+1.20%		1.70	07/31/16		—	—	—	500,000	—	—	500,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		3.30	01/03/19		—	—	—	—	—	600,000	600,000
Unsecured senior notes payable	4.60%		4.61	04/01/22		—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	06/15/23		—	—	—	—	—	500,000	500,000
Average/Subtotal			3.91			2,677	305,615	56,059	733,320	1,852	1,773,242	2,872,765
Unamortized discounts			—			(146)	(199)	(139)	(177)	(184)	(1,077)	(1,922)
Average/Total			3.91%			$2,531	$305,416	$55,920	$733,143	$1,668	$1,772,165	$2,870,843

Balloon payments						$—	$297,080	$48,955	$730,029	$—	$1,768,352	$2,844,416
Principal amortization						2,531	8,336	6,965	3,114	1,668	3,813	26,427
Total consolidated debt						$2,531	$305,416	$55,920	$733,143	$1,668	$1,772,165	$2,870,843

Fixed rate/hedged variable rate debt						$2,471	$229,176	$12,693	$583,143	$1,668	$1,758,165	$2,587,316
Unhedged variable rate debt						60	76,240	43,227	150,000	—	14,000	283,527
Total consolidated debt						$2,531	$305,416	$55,920	$733,143	$1,668	$1,772,165	$2,870,843

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	We are having discussions with the lender on an extension of the maturity date.

(4)	Secured construction loan with aggregate commitments of $55.0 million. We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(5)
Secured construction loan with aggregate commitments of $33.0 million. We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions. As of September 30, 2013, we had not drawn on the loan.

(6)
Secured construction loan with aggregate commitments of $245.4 million. We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions. As of September 30, 2013, we had not drawn on the loan.

(7)	In addition to the stated rate, the line of credit is subject to an annual facility fee of 0.20%.

5.	Secured and unsecured senior debt (continued)

3.90% Unsecured senior notes payable

In June 2013, we completed a $500.0 million public offering of our unsecured senior notes payable at a stated interest rate of 3.90% (“3.90% Unsecured Senior Notes”).  The unsecured senior notes payable were priced at 99.712% of the principal amount with a yield to maturity of 3.94% and are due June 15, 2023.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness.  However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering initially to prepay $150.0 million of the outstanding principal balance on our unsecured senior bank term loan due in 2016 (“2016 Unsecured Senior Bank Term Loan”), to reduce the outstanding borrowings on our unsecured senior line of credit to zero, and held the remaining proceeds in cash and cash equivalents. As a result of the $150.0 million prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in June 2013, totaling $560 thousand.

Unsecured senior line of credit and unsecured senior bank term loans

On July 26, 2013, we amended our 2016 Unsecured Senior Bank Term Loan to reduce the applicable interest rate margins in respect of the loan thereunder on outstanding borrowings. We extended the maturity of this loan by one month and we expect to repay the loan over the next one to three years.  In addition, on August 30, 2013, we amended our $1.5 billion unsecured senior line of credit and our unsecured senior bank term loan due in 2019 (“2019 Unsecured Senior Bank Term Loan”) to reduce the interest rate on outstanding borrowings, extend the maturity dates, and amend certain financial covenants. Also, on August 30, 2013, we amended our 2016 Unsecured Senior Bank Term Loan to conform certain financial covenants to those contained in the amended credit agreement related to our $1.5 billion unsecured senior line of credit and our 2019 Unsecured Senior Bank Term Loan. The maturity dates below reflect any available extension options that we control.

	Balance at 9/30/13		Maturity Date		Applicable Rate		Facility Fee
Facility			Prior	Amended	Prior	Amended	Prior	Amended
2016 Unsecured Senior Bank Term Loan	$500	million	June 2016	July 2016	L +1.75%	L +1.20%	N/A	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2017	January 2019	L +1.50%	L +1.20%	N/A	N/A
$1.5 billion unsecured senior line of credit	$14	million	April 2017	January 2019	L +1.20%	L +1.10%	0.25%	0.20%

On September 30, 2013, we paid down $100 million on our 2016 Unsecured Senior Bank Term Loan to a total outstanding balance of $500 million. During the three months ended September 30, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $100 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt totaling $1.4 million, due to the write-off of unamortized loan fees.

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, a specified margin (the “Applicable Margin”). The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the London interbank offered rate (“LIBOR”) or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., US Dollars, Euro, Sterling, or Yen), (ii) the average annual yield rates applicable to Canadian dollar banker's acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The “Base Rate” specified in the amended unsecured line of credit agreement means for any day a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of September 30, 2013, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. As of September 30, 2013, we had $14 million in borrowings outstanding on our $1.5 billion unsecured senior line of credit. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

5.	Secured and unsecured senior debt (continued)

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.  Additionally, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes.  As of September 30, 2013, we were in compliance with all such covenants and there were no limitations pursuant to such covenants.

The following table outlines our interest expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross interest	$32,959	$33,855	$96,668	$99,094
Capitalized interest	(16,788)	(16,763)	(46,499)	(47,854)
Interest expense	$16,171	$17,092	$50,169	$51,240

Construction loan of unconsolidated joint venture

We have a 27.5% interest in an unconsolidated joint venture that is currently developing a building in the Longwood Medical Area of the Greater Boston market, with the construction costs funded primarily from a non-recourse secured construction loan with aggregate commitments of $213.2 million and an outstanding balance of $75.0 million as of September 30, 2013. See Note 3 for further information.

6.	Interest rate swap agreements

During the nine months ended September 30, 2013 and 2012, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the nine months ended September 30, 2013 and 2012, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  The effective portion of changes in the fair values of our interest rate swap agreements that are designated and that qualify as cash flow hedges is classified in accumulated other comprehensive loss. Losses are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $8.5 million in accumulated other comprehensive loss to interest expense as an increase to interest expense.

As of September 30, 2013, and December 31, 2012, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $9.3 million and $20.7 million, respectively, which included accrued interest and adjustments for non-performance risk, with the offsetting adjustment reflected as unrealized loss in accumulated other comprehensive loss in total equity.  Under our interest rate swap agreements, we have no collateral posting requirements.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of September 30, 2013 (dollars in thousands):

		Interest Pay Rate (1)	Fair Value as of September 30, 2013	Notional Amount in Effect as of
Effective Date	Termination Date			September 30, 2013	December 31, 2013
December 29, 2006	March 31, 2014	4.990%	$(1,205)	$50,000	$50,000
November 30, 2009	March 31, 2014	5.015%	(1,817)	75,000	75,000
November 30, 2009	March 31, 2014	5.023%	(1,820)	75,000	75,000
December 31, 2012	December 31, 2013	0.640%	(291)	250,000	—
December 31, 2012	December 31, 2013	0.640%	(291)	250,000	—
December 31, 2012	December 31, 2013	0.644%	(147)	125,000	—
December 31, 2012	December 31, 2013	0.644%	(147)	125,000	—
December 31, 2013	December 31, 2014	0.977%	(1,802)	—	250,000
December 31, 2013	December 31, 2014	0.976%	(1,799)	—	250,000
Total			$(9,319)	$950,000	$700,000

(1)	In addition to the interest pay rate, borrowings outstanding under our unsecured senior bank term loans include an applicable margin of 1.20% as of September 30, 2013.

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three and nine months ended September 30, 2013 and 2012.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2013, and December 31, 2012 (in thousands):

		September 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities	$3,256	$3,256	$—	$—
Liabilities:
Interest rate swap agreements	$9,319	$—	$9,319	$—

		December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities	$2,709	$2,709	$—	$—
Liabilities:
Interest rate swap agreements	$20,661	$—	$20,661	$—

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

As of September 30, 2013, and December 31, 2012, the book and fair values of our marketable securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Marketable securities	$3,256	$3,256	$2,709	$2,709

Liabilities:
Interest rate swap agreements	$9,319	$9,319	$20,661	$20,661
Secured notes payable	$708,653	$761,047	$716,144	$788,455
Unsecured senior notes payable	$1,048,190	$1,028,750	$549,805	$593,350
Unsecured senior line of credit	$14,000	$13,738	$566,000	$567,196
Unsecured senior bank term loans	$1,100,000	$1,088,322	$1,350,000	$1,405,124

8.	Earnings per share

We use income from continuing operations attributable to Alexandria’s common stockholders as the “control number” in determining whether potential common shares are dilutive or antidilutive to earnings per share.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and earnings per share required by the SEC and the Financial Accounting Standards Board, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the consolidated statements of income and included in the numerator for the computation of earnings per share for income from continuing operations.

The land parcels we sold during the nine months ended September 30, 2013 and 2012, did not meet the criteria for classification as discontinued operations because the land parcels did not have significant operations prior to disposition.  Accordingly, for the nine months ended September 30, 2013 and 2012, we classified approximately $0.8 million and $1.9 million, respectively, as gain on sales of land parcels below income from discontinued operations, net, in the accompanying consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator for computation of earnings per share.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share using the two-class method.  Our Series D convertible preferred stock (“Series D Convertible Preferred Stock”) is not a participating security, and is not included in the computation of earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method and potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”), during the period the notes were outstanding.

8.	Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$32,517	$22,501	$94,262	$69,695
Gain on sale of land parcel	—	—	772	1,864
Net income attributable to noncontrolling interests	(960)	(828)	(2,922)	(2,390)
Dividends on preferred stock	(6,472)	(6,471)	(19,414)	(20,857)
Preferred stock redemption charge	—	—	—	(5,978)
Net income attributable to unvested restricted stock awards	(442)	(360)	(1,187)	(866)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	24,643	14,842	71,511	41,468
(Loss) income from discontinued operations, net	(64)	(4,196)	993	5,162
Net income attributable to Alexandria’s common stockholders – basic and diluted	$24,579	$10,646	$72,504	$46,630

Weighted average shares of common stock outstanding – basic and diluted	70,900	62,364	67,040	61,847

Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.35	$0.24	$1.07	$0.67
Discontinued operations, net	—	(0.07)	0.01	0.08
Earnings per share – basic and diluted	$0.35	$0.17	$1.08	$0.75

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the three and nine months ended September 30, 2013 and 2012, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the three and nine months ended September 30, 2013 and 2012, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

9.	Net income attributable to Alexandria Real Estate Equities, Inc.

The following table shows income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$32,517	$22,501	$94,262	$69,695
Gain on sale of land parcels	—	—	772	1,864
Less: net income attributable to noncontrolling interests	(960)	(828)	(2,922)	(2,390)
Income from continuing operations attributable to Alexandria	31,557	21,673	92,112	69,169

(Loss) income from discontinued operations, net	(64)	(4,196)	993	5,162
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—	—
Net income attributable to Alexandria	$31,493	$17,477	$93,105	$74,331

10.	Stockholders’ equity

Secondary offering of common stock

In May 2013, we sold approximately 7.6 million shares of our common stock in a secondary offering (including 1.0 million shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares). The shares were issued at a price of $73.50 per share, resulting in aggregate net proceeds of approximately $535.7 million (after deducting underwriting discounts and commissions).

“At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period. As of September 30, 2013, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Dividends

In September 2013, we declared cash dividends for the third quarter of 2013, on our common stock aggregating approximately $48.7 million, or $0.68 per share.  In September 2013, we also declared cash dividends for the third quarter of 2013, on our Series D Convertible Preferred Stock aggregating approximately $4.4 million, or $0.4375 per share.  Additionally, we declared cash dividends for the third quarter of 2013, on our Series E cumulative redeemable preferred stock (“Series E Cumulative Redeemable Preferred Stock”) aggregating approximately $2.1 million, or $0.403125 per share.  In October 2013, we paid the cash dividends for the third quarter of 2013, on our common stock, Series D Convertible Preferred Stock, and Series E Cumulative Redeemable Preferred Stock.

10.	Stockholders’ equity (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2012	$1,473	$(20,661)	$(5,645)	$(24,833)
Other comprehensive income (loss) before reclassifications	323	(704)	(26,378)	(26,759)
Amounts reclassified from other comprehensive income	(480)	12,046	—	11,566
Net other comprehensive (loss) income	(157)	11,342	(26,378)	(15,193)
Balance as of September 30, 2013	$1,316	$(9,319)	$(32,023)	$(40,026)

The effects on amounts reclassified from accumulated other comprehensive income related to unrealized gain on marketable securities and unrealized loss on interest rate swap agreements are recognized in other income and interest expenses, respectively, in the accompanying consolidated statements of income.

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100 million shares of preferred stock, of which 15.2 million shares were issued and outstanding as of September 30, 2013.  In addition, 200 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2013.

11.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned 10 properties and three development parcels as of September 30, 2013, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the carrying amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of September 30, 2013, and December 31, 2012, our redeemable noncontrolling interest balances were approximately $14.5 million and $14.6 million, respectively.  Our remaining noncontrolling interests, aggregating approximately $47.5 million and $46.6 million as of September 30, 2013, and December 31, 2012, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

12.	Discontinued operations

The following is a summary of net assets of discontinued operations and income from discontinued operations, net (in thousands):

	September 30, 2013	December 31, 2012
Properties “held for sale,” net	$4,510	$76,440
Other assets	14	4,546
Total assets	4,524	80,986

Total liabilities	(32)	(3,233)
Net assets of discontinued operations	$4,492	$77,753

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$4	$8,418	$3,741	$26,556
Operating expenses	68	2,788	1,697	8,337
Total revenues less operating expenses from discontinued operations	(64)	5,630	2,044	18,219
Depreciation expense	—	1,589	930	4,822
(Gain) loss on sale of real estate	—	(1,562)	121	(1,564)
Impairment of real estate	—	9,799	—	9,799
(Loss) income from discontinued operations, net (1)	$(64)	$(4,196)	$993	$5,162

(1)
(Loss) income from discontinued operations, net, includes the results of operations for two operating properties that were classified as “held for sale” as of September 30, 2013, as well as the results of operations (prior to disposition) and (gain) loss on sale of real estate attributable to 10 properties sold during the period from January 1, 2012, to September 30, 2013.

13. Subsequent events

Update on our ground-up development at 499 Illinois Street

In October 2013, we executed a 10-year lease with a high-quality biopharmaceutical company for 43,625 RSF at 499 Illinois Street in the Mission Bay submarket of the San Francisco Bay Area which is now 77% pre-leased.

14.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly 100% owned subsidiary of the Issuer.  The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP.  The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2013, and December 31, 2012, the condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidating statements of cash flow for the nine months ended September 30, 2013 and 2012, for the Issuer, the Guarantor Subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria on a consolidated basis, and consolidated amounts.  In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP.  All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”  All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$—	$—	$6,613,761	$—	$6,613,761
Cash and cash equivalents	14,667	—	39,172	—	53,839
Restricted cash	61	—	30,593	—	30,654
Tenant receivables	—	—	8,671	—	8,671
Deferred rent	—	—	182,909	—	182,909
Deferred leasing and financing costs, net	38,462	—	141,343	—	179,805
Investments	—	11,828	117,335	—	129,163
Investments in and advances to affiliates	6,119,819	5,655,063	116,004	(11,890,886)	—
Other assets	17,801	—	141,766	—	159,567
Total assets	$6,190,810	$5,666,891	$7,391,554	$(11,890,886)	$7,358,369
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$708,653	$—	$708,653
Unsecured senior notes payable	1,048,190	—	—	—	1,048,190
Unsecured senior line of credit	14,000	—	—	—	14,000
Unsecured senior bank term loans	1,100,000	—	—	—	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	55,467	—	396,672	—	452,139
Dividends payable	54,125	—	288	—	54,413
Total liabilities	2,271,782	—	1,105,613	—	3,377,395
Redeemable noncontrolling interests	—	—	14,475	—	14,475
Alexandria’s stockholders’ equity	3,919,028	5,666,891	6,223,995	(11,890,886)	3,919,028
Noncontrolling interests	—	—	47,471	—	47,471
Total equity	3,919,028	5,666,891	6,271,466	(11,890,886)	3,966,499
Total liabilities, noncontrolling interests, and equity	$6,190,810	$5,666,891	$7,391,554	$(11,890,886)	$7,358,369

14.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$116,302	$—	$116,302
Tenant recoveries	—	—	38,757	—	38,757
Other income	2,802	(1)	3,965	(3,195)	3,571
Total revenues	2,802	(1)	159,024	(3,195)	158,630

Expenses:
Rental operations	—	—	47,742	—	47,742
General and administrative	10,141	—	4,720	(3,195)	11,666
Interest	10,238	—	5,933	—	16,171
Depreciation and amortization	1,472	—	47,630	—	49,102
Loss on early extinguishment of debt	1,432	—	—	—	1,432
Total expenses	23,283	—	106,025	(3,195)	126,113
Income (loss) from continuing operations before equity in earnings of affiliates	(20,481)	(1)	52,999	—	32,517
Equity in earnings of affiliates	51,975	48,477	959	(101,411)	—
Income from continuing operations	31,494	48,476	53,958	(101,411)	32,517
(Loss) income from discontinued operations, net	(1)	—	(63)	—	(64)
Net income	31,493	48,476	53,895	(101,411)	32,453

Net income attributable to noncontrolling interests	—	—	960	—	960
Dividends on preferred stock	6,472	—	—	—	6,472
Net income attributable to unvested restricted stock awards	442	—	—	—	442
Net income attributable to Alexandria’s common stockholders	$24,579	$48,476	$52,935	$(101,411)	$24,579

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$106,216	$—	$106,216
Tenant recoveries	—	—	34,006	—	34,006
Other income	2,785	51	3,209	(3,417)	2,628
Total revenues	2,785	51	143,431	(3,417)	142,850

Expenses:
Rental operations	—	—	44,203	—	44,203
General and administrative	9,587	—	6,300	(3,417)	12,470
Interest	11,785	—	5,307	—	17,092
Depreciation and amortization	1,725	—	44,859	—	46,584
Total expenses	23,097	—	100,669	(3,417)	120,349
Income (loss) from continuing operations before equity in earnings of affiliates	(20,312)	51	42,762	—	22,501
Equity in earnings of affiliates	41,380	42,064	804	(84,248)	—
Income from continuing operations	21,068	42,115	43,566	(84,248)	22,501
(Loss) income from discontinued operations, net	(3,591)	—	(605)	—	(4,196)
Net income	17,477	42,115	42,961	(84,248)	18,305

Net income attributable to noncontrolling interests	—	—	828	—	828
Dividends on preferred stock	6,471	—	—	—	6,471
Net income attributable to unvested restricted stock awards	360	—	—	—	360
Net income attributable to Alexandria’s common stockholders	$10,646	$42,115	$42,133	$(84,248)	$10,646

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$342,821	$—	$342,821
Tenant recoveries	—	—	110,291	—	110,291
Other income	8,071	(142)	11,636	(9,432)	10,133
Total revenues	8,071	(142)	464,748	(9,432)	463,245

Expenses:
Rental operations	—	—	139,289	—	139,289
General and administrative	32,574	—	12,644	(9,432)	35,786
Interest	32,048	—	18,121	—	50,169
Depreciation and amortization	4,393	—	137,354	—	141,747
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Total expenses	71,007	—	307,408	(9,432)	368,983
Income (loss) from continuing operations before equity in earnings of affiliates	(62,936)	(142)	157,340	—	94,262
Equity in earnings of affiliates	155,694	144,660	2,858	(303,212)	—
Income from continuing operations	92,758	144,518	160,198	(303,212)	94,262
Income from discontinued operations, net	347	—	646	—	993
Gain on sale of land parcel	—	—	772	—	772
Net income	93,105	144,518	161,616	(303,212)	96,027

Net income attributable to noncontrolling interests	—	—	2,922	—	2,922
Dividends on preferred stock	19,414	—	—	—	19,414
Net income attributable to unvested restricted stock awards	1,187	—	—	—	1,187
Net income attributable to Alexandria’s common stockholders	$72,504	$144,518	$158,694	$(303,212)	$72,504

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$311,746	$—	$311,746
Tenant recoveries	—	—	97,769	—	97,769
Other income	7,593	891	16,095	(9,940)	14,639
Total revenues	7,593	891	425,610	(9,940)	424,154

Expenses:
Rental operations	—	—	126,758	—	126,758
General and administrative	32,030	1	13,034	(9,940)	35,125
Interest	34,460	—	16,780	—	51,240
Depreciation and amortization	3,781	—	135,330	—	139,111
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Total expenses	72,496	1	291,902	(9,940)	354,459
Income (loss) from continuing operations before equity in earnings of affiliates	(64,903)	890	133,708	—	69,695
Equity in earnings of affiliates	140,267	134,346	2,662	(277,275)	—
Income from continuing operations	75,364	135,236	136,370	(277,275)	69,695
Income (loss) from discontinued operations, net	(1,033)	—	6,195	—	5,162
Gain on sale of land parcel	—	—	1,864	—	1,864
Net income	74,331	135,236	144,429	(277,275)	76,721

Net income attributable to noncontrolling interests	—	—	2,390	—	2,390
Dividends on preferred stock	20,857	—	—	—	20,857
Preferred stock redemption charge	5,978	—	—	—	5,978
Net income attributable to unvested restricted stock awards	866	—	—	—	866
Net income attributable to Alexandria’s common stockholders	$46,630	$135,236	$142,039	$(277,275)	$46,630

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31,493	$48,476	$53,895	$(101,411)	$32,453
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	—	(796)	759	—	(37)
Reclassification adjustment for (gains) losses included in net income	—	519	(769)	—	(250)
Unrealized gains (losses) on marketable securities, net	—	(277)	(10)	—	(287)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap gains arising during the period	(676)	—	—	—	(676)
Reclassification adjustment for amortization of interest expense included in net income	3,904	—	—	—	3,904
Unrealized gains on interest rate swaps, net	3,228	—	—	—	3,228

Foreign currency translation losses	—	—	(3,404)	—	(3,404)

Total other comprehensive income (loss)	3,228	(277)	(3,414)	—	(463)
Comprehensive income	34,721	48,199	50,481	(101,411)	31,990
Less: comprehensive income attributable to noncontrolling interests	—	—	(933)	—	(933)
Comprehensive income attributable to Alexandria’s common stockholders	$34,721	$48,199	$49,548	$(101,411)	$31,057

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$17,477	$42,115	$42,961	$(84,248)	$18,305
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	—	23	773	—	796
Reclassification adjustment for losses included in net income	—	(11)	(1,410)	—	(1,421)
Unrealized gains (losses) on marketable securities, net	—	12	(637)	—	(625)

Unrealized gains (losses) on interest rate swaps:
Unrealized interest rate swap gains (losses) arising during the period	(2,818)	—	—	—	(2,818)
Reclassification adjustment for amortization of interest expense included in net income	5,956	—	—	—	5,956
Unrealized gains (losses) on interest rate swaps, net	3,138	—	—	—	3,138

Foreign currency translation losses	—	—	15,104	—	15,104

Total other comprehensive income	3,138	12	14,467	—	17,617
Comprehensive income	20,615	42,127	57,428	(84,248)	35,922
Less: comprehensive income attributable to noncontrolling interests	—	—	(805)	—	(805)
Comprehensive income attributable to Alexandria’s common stockholders	$20,615	$42,127	$56,623	$(84,248)	$35,117

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$93,105	$144,518	$161,616	$(303,212)	$96,027
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains (losses) arising during the period	—	(391)	714	—	323
Reclassification adjustment for (gains) losses included in net income	—	144	(624)	—	(480)
Unrealized gains on marketable securities, net	—	(247)	90	—	(157)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(704)	—	—	—	(704)
Reclassification adjustment for amortization of interest expense included in net income	12,046	—	—	—	12,046
Unrealized gains on interest rate swaps, net	11,342	—	—	—	11,342

Foreign currency translation losses	—	—	(26,461)	—	(26,461)

Total other comprehensive income	11,342	(247)	(26,371)	—	(15,276)
Comprehensive income	104,447	144,271	135,245	(303,212)	80,751
Less: comprehensive income attributable to noncontrolling interests	—	—	(2,839)	—	(2,839)
Comprehensive income attributable to Alexandria's common stockholders	$104,447	$144,271	$132,406	$(303,212)	$77,912

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$74,331	$135,236	$144,429	$(277,275)	$76,721
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	—	10	1,353	—	1,363
Reclassification adjustment for (gains) losses included in net income	—	172	(2,279)	—	(2,107)
Unrealized gains (losses) on marketable securities, net	—	182	(926)	—	(744)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(9,982)	—	—	—	(9,982)
Reclassification adjustment for amortization of interest expense included in net income	17,626	—	—	—	17,626
Unrealized gains on interest rate swaps, net	7,644	—	—	—	7,644

Foreign currency translation losses	—	—	7,871	—	7,871

Total other comprehensive income	7,644	182	6,945	—	14,771
Comprehensive income	81,975	135,418	151,374	(277,275)	91,492
Less: comprehensive income attributable to noncontrolling interests	—	—	(2,379)	—	(2,379)
Comprehensive income attributable to Alexandria’s common stockholders	$81,975	$135,418	$148,995	$(277,275)	$89,113

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$93,105	$144,518	$161,616	$(303,212)	$96,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,393	—	138,284	—	142,677
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Gain on sale of land parcel	—	—	(772)	—	(772)
Loss on sale of real estate	—	—	121	—	121
Amortization of loan fees and costs	5,148	—	2,152	—	7,300
Amortization of debt premiums/discounts	75	—	308	—	383
Amortization of acquired above and below market leases	—	—	(2,490)	—	(2,490)
Deferred rent	—	—	(20,007)	—	(20,007)
Stock compensation expense	11,541	—	—	—	11,541
Equity in (income) loss related to subsidiaries	(155,694)	(144,660)	(2,858)	303,212	—
Gain on sales of investments	—	(152)	(4,564)	—	(4,716)
Loss on sales of investments	—	298	231	—	529
Changes in operating assets and liabilities:
Restricted cash	(8)	—	1,251	—	1,243
Tenant receivables	1	—	(272)	—	(271)
Deferred leasing costs	2,421	—	(39,611)	—	(37,190)
Other assets	(5,570)	—	(5,858)	—	(11,428)
Intercompany receivables and payables	3,021	—	(3,021)	—	—
Accounts payable, accrued expenses, and tenant security deposits	(9,599)	—	61,036	—	51,437
Net cash provided by (used in) operating activities	(49,174)	4	285,546	—	236,376

Investing Activities
Proceeds from sale of properties	10,796	—	91,019	—	101,815
Additions to properties	3,539	—	(453,679)	—	(450,140)
Purchase of properties	—	—	(24,537)	—	(24,537)
Change in restricted cash related to construction projects	—	—	5,711	—	5,711
Contributions to unconsolidated real estate entity	—	—	(13,881)	—	(13,881)
Investments in subsidiaries	(126,967)	(170,033)	(3,045)	300,045	—
Additions to investments	—	—	(22,835)	—	(22,835)
Proceeds from investments	—	1,594	11,156	—	12,750
Net cash provided by (used in) investing activities	$(112,632)	$(168,439)	$(410,091)	$300,045	$(391,117)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$26,319	$—	$26,319
Repayments of borrowings from secured notes payable	—	—	(34,120)	—	(34,120)
Proceeds from issuance of senior notes payable	498,561	—	—	—	498,561
Principal borrowings from unsecured senior line of credit	319,000	—	—	—	319,000
Repayments of borrowings from unsecured senior line of credit	(871,000)	—	—	—	(871,000)
Repayments of unsecured senior bank term loans	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(384)	—	—	—	(384)
Transfer to/from parent company	—	166,522	133,523	(300,045)	—
Change in restricted cash related to financings	(1)	—	924	—	923
Deferred financing costs paid	(14,175)	—	(2,072)	—	(16,247)
Proceeds from common stock offerings	535,686	—	—	—	535,686
Dividends paid on common stock	(120,367)	—	—	—	(120,367)
Dividends paid on preferred stock	(19,414)	—	—	—	(19,414)
Distributions to noncontrolling interests	—	—	(2,100)	—	(2,100)
Net cash provided by (used in) financing activities	77,906	166,522	122,474	(300,045)	66,857

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	752	—	752

Net increase (decrease) in cash and cash equivalents	(83,900)	(1,913)	(1,319)	—	(87,132)
Cash and cash equivalents at beginning of period	98,567	1,913	40,491	—	140,971
Cash and cash equivalents at end of period	$14,667	$—	$39,172	$—	$53,839

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$16,569	$—	$17,712	$—	$34,281

Non-Cash Investing Activities
Note receivable from sale of real estate	$29,820	$—	$9,000	$—	$38,820

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$74,331	$135,236	$144,429	$(277,275)	$76,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,781	—	140,152	—	143,933
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Gain on sale of land parcel	—	—	(1,864)	—	(1,864)
Gain on sale of real estate	—	—	(1,564)	—	(1,564)
Non-cash impairment of real estate	4,799		5,000		9,799
Amortization of loan fees and costs	5,307	—	2,020	—	7,327
Amortization of debt premiums/discounts	104	—	297	—	401
Amortization of acquired above and below market leases	—	—	(2,356)	—	(2,356)
Deferred rent	164	—	(19,380)	—	(19,216)
Stock compensation expense	10,412	—	—	—	10,412
Equity in loss related to investments	—	26	—	—	26
Equity in (income) loss related to subsidiaries	(140,267)	(134,346)	(2,662)	277,275	—
Gain on sales of investments	—	(1,109)	(11,207)	—	(12,316)
Loss on sales of investments	—	195	1,412	—	1,607
Changes in operating assets and liabilities:
Restricted cash	(8)	—	449	—	441
Tenant receivables	11	—	(2,648)	—	(2,637)
Deferred leasing costs	4,232	—	(27,829)	—	(23,597)
Other assets	2,603	—	(5,833)	—	(3,230)
Intercompany receivables and payables	(49)	—	49	—	—
Accounts payable, accrued expenses, and tenant security deposits	3,592	—	37,786	—	41,378
Net cash provided by (used in) operating activities	(28,763)	2	256,251	—	227,490

Investing Activities
Proceeds from sale of properties	—	—	36,179	—	36,179
Additions to properties	(1,192)	—	(404,874)	—	(406,066)
Purchase of properties	—	—	(42,171)	—	(42,171)
Change in restricted cash related to construction projects	—	—	(11,453)	—	(11,453)
Distribution from unconsolidated real estate entity	—	—	22,250	—	22,250
Contributions to unconsolidated real estate entity	—	—	(5,042)	—	(5,042)
Investments in subsidiaries	(147,782)	(112,504)	(389)	260,675	—
Additions to investments	—	(160)	(21,837)	—	(21,997)
Proceeds from investments	—	1,944	17,961	—	19,905
Net cash provided by (used in) investing activities	$(148,974)	$(110,720)	$(409,376)	$260,675	$(408,395)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$2,874	$—	$2,874
Repayments of borrowings from secured notes payable	—	—	(8,125)	—	(8,125)
Proceeds from issuance of unsecured senior notes payable	549,533	—	—	—	549,533
Principal borrowings from unsecured senior line of credit and unsecured senior bank term loan	623,147	—	—	—	623,147
Repayments of borrowings from unsecured senior line of credit	(580,147)	—	—	—	(580,147)
Repayment of unsecured senior bank term loan	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(84,801)	—	—	—	(84,801)
Redemption of Series C Cumulative Redeemable Preferred Stock	(129,638)	—	—	—	(129,638)
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	124,868	—	—	—	124,868
Transfer to/from parent company	—	110,718	149,957	(260,675)	—
Change in restricted cash related to financings	—	—	(10,476)	—	(10,476)
Deferred financing costs paid	(19,949)	—	(5,352)	—	(25,301)
Proceeds from common stock offering	98,443	—	—	—	98,443
Proceeds from exercise of stock options	155	—	—	—	155
Dividends paid on common stock	(92,743)	—	—	—	(92,743)
Dividends paid on preferred stock	(21,348)	—	—	—	(21,348)
Distributions to redeemable noncontrolling interests	—	—	(943)	—	(943)
Redemption of redeemable noncontrolling interests	4	—	(154)	—	(150)
Contributions by noncontrolling interests	—	—	1,626	—	1,626
Distributions to noncontrolling interests	—	—	(770)	—	(770)
Net cash provided by (used in) financing activities	217,524	110,718	128,637	(260,675)	196,204

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,066	—	1,066

Net increase (decrease) in cash and cash equivalents	39,787	—	(23,422)	—	16,365
Cash and cash equivalents at beginning of period	10,608	—	67,931	—	78,539
Cash and cash equivalents at end of period	$50,395	$—	$44,509	$—	$94,904

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$23,226	$—	$7,259	$—	$30,485

Non-Cash Investing Activities
Note receivable from sale of real estate	$—	$—	$6,125	$—	$6,125

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” “anticipates,” or “projects,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•  Negative economic, financial, credit market, and banking conditions in the U.S. economy;
•  Worldwide economic recession, lack of confidence, and/or high structural unemployment;
•  Potential defaults on national debt by certain countries;
•  Potential and further downgrade of the U.S. credit rating;

•	The continuation of the ongoing economic crisis in Europe;

•	Failure of the U.S. government to agree on a debt ceiling or deficit reduction plan;

•	Inability of the U.S. government to avoid the fiscal cliff or sequestration;

•	The end of quantitative easing monetary policies by the Federal Reserve;

•	Potential and further downgrades of the credit ratings of major financial institutions, or their perceived creditworthiness;

•	The seizure or illiquidity of credit markets;

•	Failure to meet market expectations for our financial performance;

•	Our inability to obtain capital (debt, construction financing, and/or equity) or refinance debt maturities;

•	Potential negative impact of capital plan objectives to reduce our balance sheet leverage;

•	Our inability to comply with financial covenants in our debt agreements;

•	Inflation or deflation;

•	Prolonged period of stagnant growth;

•	Increased interest rates and operating costs;

•	Adverse economic or real estate developments in our markets;

•	Our failure to successfully complete and lease our existing space held for redevelopment and new properties acquired for that purpose and any properties undergoing development;

•	Significant decreases in our active development, active redevelopment, or predevelopment activities, resulting in significant increases in our interest, operating, and payroll expenses;

•	Our failure to successfully operate or lease acquired properties;

•	The financial condition of our insurance carriers;

•	Adverse developments concerning the life science industry and/or our life science client tenants;

•	Client tenant base concentration within the life science industry;

•	Potential decreases in U.S. National Institutes of Health (“NIH”) funding;

•	U.S. government client tenants’ not receiving government funding;

•
Government-driven changes to the healthcare system and its negative impact on our client tenants, including changes that may reduce pricing of drugs, negatively impact healthcare coverage, or negatively impact reimbursement of healthcare services and products;

•
Our life science industry client tenants are subject to a number of risks unique to the life science industry, including (i) high levels of regulation, (ii) safety and efficacy of their products, (iii) significant funding requirements for product research and development, and (iv) changes in technology, patent expiration and intellectual property protection. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations, and consequently, may materially adversely affect our business, results of operations, financial condition, and stock price;

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

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth.  The key elements to our strategy include our consistent focus on Class A laboratory/office assets and operations in AAA life science cluster locations, with our properties located in close proximity to life science entities, driving growth and technological advances within each cluster.  These locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, and limited supply of available space.  They represent highly desirable locations for tenancy by life science entities because of the close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses.  Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to attract new and leading life science client tenants and value-creation real estate.  We executed our initial public offering in 1997 and received our investment-grade ratings in 2011.

As of September 30, 2013, Alexandria's asset base consisted of 30.9 million square feet, including 17.3 million RSF of operating assets and active value-creation projects and 13.6 million additional RSF through future ground-up development projects. Our operating properties were approximately 93.5% leased as of September 30, 2013.   Investment-grade client tenants represented 50% of our total annualized base rent as of September 30, 2013.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

Third quarter ended September 30, 2013, highlights

•	Net income attributable to Alexandria’s common stockholders – diluted:

•	$24.6 million, or $0.35 per share, for the three months ended September 30, 2013 (“3Q13”) compared to
$10.6 million, or $0.17 per share, for the three months ended September 30, 2012 (“3Q12”)

•	$72.5 million, or $1.08 per share, for the nine months ended September 30, 2013 (“YTD 3Q13”) compared to
$46.6 million, or $0.75 per share, for the nine months ended September 30, 2012 (“YTD 3Q12”)

•	Funds from operations (“FFO”) attributable to Alexandria’s common stockholders – diluted, as adjusted:

•	$75.0 million, or $1.06 per share, for 3Q13 compared to $67.1 million, or $1.08 per share, for 3Q12

•	$216.6 million, or $3.23 per share, for YTD 3Q13 compared to $199.1 million, or $3.22 per share, for YTD 3Q12

•	Adjusted funds from operations (“AFFO”) attributable to Alexandria’s common stockholders – diluted:

•	$70.2 million, or $0.99 per share, for 3Q13 compared to $65.0 million, or $1.04 per share, for 3Q12

•	$205.0 million, or $3.06 per share, for YTD 3Q13 compared to $191.4 million, or $3.09 per share, for YTD 3Q12

Core operating metrics

Total revenues from continuing operations:

•	$158.6 million for 3Q13, up 11.0%, compared to $142.9 million for 3Q12

•	$463.2 million YTD 3Q13, up 9.2%, compared to $424.2 million for YTD 3Q12

•	Net operating income (“NOI”) from continuing operations:

•	$110.9 million for 3Q13, up 12.4%, compared to $98.6 million for 3Q12

•	$324.0 million for YTD 3Q13, up 8.9%, compared to $297.4 million for YTD 3Q12

•	Same property NOI performance:

•	4.7% and 1.9% increases on a cash and GAAP basis, respectively, for 3Q13 compared to 3Q12

•	6.5% and 2.0% increases on a cash and GAAP basis, respectively, for YTD 3Q13 compared to YTD 3Q12

•	Leasing activity strong during the three months ended September 30, 2013:

•	57 leases executed for 829,533 RSF, including 228,311 RSF of development and redevelopment space

•	Rental rate increase of 4.1% and 16.5% on a cash and GAAP basis, respectively, on renewed/re-leased space

•	Occupancy for North American properties, as of September 30, 2013:

•	95.0% for operating properties and 94.5% for operating and redevelopment properties, up 40 basis points (“bps”) and 160 bps, respectively, compared to June 30, 2013

•	Operating margins steady at 70% for 3Q13 and YTD 3Q13

•	Investment-grade client tenants represent 50% of total annualized base rent (“ABR”)

Value-creation projects and external growth

Value-creation development and redevelopment projects delivered in 3Q13

•	On September 30, 2013, we delivered a build-to-suit development project located at 225 Binney Street in the Greater Boston market:

•	305,212 RSF, 100% leased to Biogen Idec, Inc. for 15 years

•	Initial stabilized yields of 7.7% and 8.2% for cash and GAAP, respectively; average cash yield of 8.2%

•	During the quarter ended September 30, 2013, we delivered an aggregate of 155,818 RSF at four redevelopment projects in North America:

•
Total redevelopment spaces aggregating 222,082 RSF with occupancy of 83%, including 155,818 RSF delivered in 3Q13 at an average occupancy of 76% and 66,264 RSF placed in service prior to 3Q13 with occupancy of 100%.

•	Average initial stabilized yields for the 222,082 RSF of 7.0% and 7.1% for cash and GAAP, respectively; average cash yield of 7.3%

Acquisitions
On September 16, 2013, we acquired 407 Davis Drive, a Class A laboratory/office property in our Research Triangle Park market for a total purchase price of $19.4 million. The building consists of 81,956 RSF and is 100% leased to Bayer AG, an existing client tenant of the Company. The initial stabilized cash and GAAP yields are 7.8% and 8.7%, respectively. The average cash yield for the project is 8.7%.
On July 5, 2013, we acquired 10121/10151 Barnes Canyon Road, a 115,895 RSF office property located in the Sorrento Mesa submarket of San Diego, for a total purchase price of $13.1 million. The property is currently 100% occupied with leases that expire in 2014 and 2015. We intend to convert the existing office space through redevelopment when the spaces become available. Initial stabilized yields and average cash yield will be provided upon commencement of the redevelopment.
Dispositions
On July 2, 2013, we executed a purchase and sale agreement to sell our land parcel at 1600 Owens Street in the Mission Bay submarket of the San Francisco Bay Area for an aggregate sales price of $55.2 million. Ownership of the parcel was strategically important to the buyer and we will earn a fee to manage the building construction. This sale is expected to close in December 2013.

Balance sheet

•	Reduced outstanding debt under our unsecured senior line of credit and unsecured senior bank term loans by $802.0 million since December 31, 2012

•	Closed a secured construction loan with aggregate commitments of $245.4 million at a rate of LIBOR + 1.35%, for our development project at 75/125 Binney Street in the Greater Boston market

•	Liquidity of $1.54 billion, consisting of $1.49 billion available under our unsecured senior line of credit and $53.8 million in cash and cash equivalents as of September 30, 2013

•	Net debt to adjusted EBITDA of 6.8x for the three months ended September 30, 2013 (annualized)

•	Fixed charge coverage ratio of 2.8x for the three months ended September 30, 2013 (annualized)

•	Unhedged variable rate debt at 10% of total consolidated debt as of September 30, 2013

•
Non-income-producing assets (CIP and land) at 19% of gross investments in real estate as of September 30, 2013, down from 23% as of December 31, 2012, due to deliveries of development and redevelopment projects noted above

Update on our ground-up development at 75/125 Binney Street
During the third quarter of 2013, ARIAD Pharmaceuticals, Inc. ("ARIAD") executed an amendment to their lease at 75/125 Binney Street and increased their RSF by 141,988 to a total of 386,111 RSF, or 99.4% of the entire property. This project represents a ground-up development of two buildings consisting of 167,909 RSF at 75 Binney Street and 220,361 RSF at 125 Binney Street. Each building may accommodate flexible laboratory/office multi-tenancy with relatively minor modifications. During the third quarter of 2013, we updated the design and budget for the expansion requirements for ARIAD. Based upon the preliminary design and budget for ARIAD's interior improvements, we expect an increase in both estimated net operating income and estimated cost at completion, with no significant change in our initial cash and GAAP yields and average cash yields. We expect to finalize the design and budget for the interior improvements in the future and will provide an update on our estimated cost at completion and targeted yields.

On October 9, 2013, ARIAD announced changes in the clinical development program of Iclusig. On October 11, 2013, the U.S. Food and Drug Administration (“FDA”) communicated it is investigating an increasing frequency of reports of serious and life-threatening blood clots and severe narrowing of blood vessels of patients taking the leukemia chemotherapy drug Iclusig. On October 18, 2013, ARIAD announced the discontinuation of the Phase 3 Evaluation of Ponatinib versus Imatinib in Chronic Myeloid Leukemia (“EPIC”) trial of Iclusig in patients with newly diagnosed chronic myeloid leukemia (“CML”). In the October 18, 2013 press release, ARIAD's Chief Scientific Officer stated that its decision to stop the EPIC trial was based on its current evaluation of safety data in the trial. ARIAD also stated that Iclusig is commercially available in the U.S. and EU for patients with resistant or intolerant CML and Philadelphia-chromosome positive acute lymphoblastic leukemia. On October 31, 2013, ARIAD announced, in response to a request by the FDA, the temporary suspension of marketing and commercial distribution of Iclusig in the U.S. while ARIAD continues to negotiate updates to the U.S. prescribing information for Iclusig and implementation of a risk mitigation strategy. ARIAD also indicated that it is working on a plan to provide updated financial guidance and financial information on its upcoming third quarter 2013 financial results conference call. Subsequently on October 31, 2013, the FDA issued a statement, which included clarification that patients currently receiving Iclusig should discuss with their health care professionals the risks and benefits of continuing treatment with the drug. On November 5, 2013, the FDA provided instructions to health care professionals whose patients have been taking Iclusig and are benefitting from the drug on how to continue those patients on the drug. The FDA provided that Iclusig treatment may be continued under an emergency Investigational New Drug application for patients who are responding to the drug and for whom the potential benefits outweigh the risks. Due to the recent nature of these events, it is too early to predict the impact of these events, and Alexandria will continue to intensively monitor ARIAD's business and financing plans, including plans to address safety concerns with Iclusig.

Operating Summary

Core operations

The key elements to our strategy include our consistent focus on high-quality assets and operations in the top life science cluster locations; our properties are located adjacent to life science entities, driving growth and technological advances within each cluster.  These adjacency locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, and limited supply of available space.  They represent highly desirable locations for tenancy by life science entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses.  Our strategy also includes drawing upon our deep and longstanding life science and real estate relationships in order to attract new and leading life science client tenants that provide us with our unique ability to create value through strong tenant retention and strategic development and redevelopment projects.

The following table presents information regarding our asset base and value-creation projects as of September 30, 2013, and December 31, 2012:

Rentable square feet	September 30, 2013	December 31, 2012
Operating properties	14,950,417	14,500,845
Development properties	2,192,712	2,473,835
Redevelopment properties	113,083	547,092
Total rentable square feet	17,256,212	17,521,772
Number of properties	176	179
Occupancy of operating properties	93.5%	93.4%
Occupancy of operating and redevelopment properties	92.8%	89.8%
Annualized base rent per leased rentable square foot	$35.20	$34.59

Leasing

Our leasing activity continued its strong velocity during three months ended September 30, 2013, with a total of 57 leases executed totaling 829,533 RSF. Rental rates increased for the third consecutive quarter both on a cash and GAAP basis. The following table summarizes our leasing activity since 2012:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013		Year Ended December 31, 2012
Leasing activity:	Cash	GAAP	Cash	GAAP	Cash	GAAP
Renewed/re-leased space
Rental rate changes	4.1%	16.5%	5.2%	14.6%	(2.0)%	5.2%
New rates	$31.19	$32.64	$31.91	$32.83	$29.86	$30.36
Expiring rates	$29.96	$28.01	$30.32	$28.65	$30.47	$28.87
Rentable square footage	498,143		985,067		1,475,403
Number of leases	37		83		102
TI’s/lease commissions per square foot	$7.50		$7.73		$6.22
Average lease terms	4.4 years		4.3 years		4.7 years
Developed/redeveloped/previously vacant space leased
New rates	$47.06	$47.39	$48.54	$51.76	$30.66	$32.56
Rentable square footage	331,390		1,315,302		1,805,693
Number of leases	20		77		85
TI’s/lease commissions per square foot	$25.08		$22.69		$11.02
Average lease terms	11.0 years		10.8 years		9.0 years
Leasing activity summary:
Totals (1)
New rates	$37.53	$38.53	$41.42	$43.66	$30.30	$31.57
Rentable square footage	829,533		2,300,369		3,281,096
Number of leases	57		160		187
TI’s/lease commissions per square foot	$14.52		$16.28		$8.87
Average lease terms	7.0 years		8.0 years		7.1 years
Lease expirations
Expiring rates	$30.35	$28.53	$30.83	$28.93	$30.03	$27.65
Rentable square footage	575,429		1,251,867		2,350,348
Number of leases	56		119		162

(1)	Excludes 11 month-to-month leases for 21,254 RSF at September 30, 2013.

During the nine months ended September 30, 2013, we granted tenant concessions/free rent averaging approximately 2.4 months with respect to the 2,300,369 RSF leased.

Lease Structure	September 30, 2013
Percentage of triple net leases	94%
Percentage of leases containing annual rent escalations	95%
Percentage of leases providing for the recapture of capital expenditures	92%

The following chart presents our total RSF leased by renewed/re-leased space and development/redevelopment/previously vacant space:

Summary of Lease Expirations

The following table summarizes information with respect to the lease expirations at our properties as of September 30, 2013:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	Annualized Base Rent of Expiring Leases (per RSF)
2013	23	(1)	297,336	(1)	2.1%	$32.98
2014	97		1,052,398		7.4%	$30.01
2015	77		1,383,686		9.7%	$31.86
2016	77		1,199,576		8.4%	$32.44
2017	68		1,758,948		12.4%	$26.32
2018	45		1,412,524		9.9%	$40.11
2019	26		909,270		6.4%	$35.79
2020	21		875,332		6.2%	$38.40
2021	18		714,240		5.0%	$34.61
2022	16		606,839		4.3%	$29.16
Thereafter	39		2,974,099		20.9%	$40.58

(1)	Excludes 11 month-to-month leases for approximately 21,254 RSF.

The following tables present information by market with respect to our lease expirations as of September 30, 2013, for the remainder of this year and all of next year:

	2013 RSF of Expiring Leases								Annualized Base Rent of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating		Targeted for Redevelopment		Remaining Expiring Leases	Total
Market
Greater Boston	37,394	—		—		19,958	57,352		$37.59
San Francisco Bay Area	3,941	17,702		—		3,657	25,300		16.50
San Diego	—	—		—		34,013	34,013		29.51
Greater New York City	—	—		—		1,191	1,191		123.48
Suburban Washington, D.C.	64,606	54,906	(1)	—		49,437	168,949		33.91
Seattle	—	2,636		—		—	2,636		61.92
Research Triangle Park	—	4,575		—		—	4,575		29.10
Canada	—	—		—		—	—		—
Non-cluster markets	—	1,000		—		—	1,000		25.20
Asia	—	—		—		2,320	2,320		12.95	(2)
Total	105,941	80,819		—		110,576	297,336	(3)	$32.98

	2014 RSF of Expiring Leases								Annualized Base Rent of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating		Targeted for Redevelopment		Remaining Expiring Leases	Total
Market
Greater Boston	7,087	105,195		—		170,823	283,105		$42.07
San Francisco Bay Area	50,904	120,171		—		158,895	329,970		27.41
San Diego	—	—		67,015	(4)	17,412	84,427		16.87
Greater New York City	—	48,281		—		42,487	90,768		38.65
Suburban Washington, D.C.	—	3,073		—		65,579	68,652		20.39
Seattle	—	9,020		—		15,116	24,136		38.89
Research Triangle Park	6,498	10,527		—		29,050	46,075		21.11
Canada	—	—		—		81,870	81,870		21.35
Non-cluster markets	—	—		—		15,817	15,817		19.99
Asia	—	18,800		—		8,778	27,578		11.55	(2)
Total	64,489	315,067		67,015		605,827	1,052,398		$30.01
Percentage of expiring leases	6%	30%		6%		58%	100%

(1)
Represents the square footage of 5 Research Court. We expect the tenant of this property to extend its lease of 54,906 RSF beyond the 2013 lease expiration date. This property consists of non-laboratory space and upon rollover will likely undergo conversion into laboratory space through redevelopment.

(2)	Expirations relate to two properties with an average investment of $101 per RSF.

(3)	Excludes 11 month-to-month leases for approximately 21,254 RSF.

(4)	Represents the square footage of 10121 Barnes Canyon Road, which was acquired in 3Q13 and will undergo redevelopment upon rollover in the first quarter of 2014.

Location of properties

The locations of our properties are diversified among a number of life science cluster markets.  The following table sets forth, as of September 30, 2013, the total RSF and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet					Number of Properties	Annualized Base Rent (dollars in thousands)
Market	Operating	Development	Redevelopment	Total	% Total
Greater Boston	3,424,500	801,806	—	4,226,306	25%	37	$135,515	29%
San Francisco Bay Area	2,540,731	330,030	—	2,870,761	17%	26	96,793	21%
San Diego	2,691,277	—	68,423	2,759,700	16%	35	86,664	19%
Greater New York City	494,656	418,638	—	913,294	5%	6	32,047	7%
Suburban Washington, D.C.	2,155,346	—	—	2,155,346	13%	29	49,151	11%
Seattle	746,516	—	—	746,516	4%	10	29,398	6%
Research Triangle Park	1,023,763	—	—	1,023,763	6%	15	20,360	4%
Canada	1,103,507	—	—	1,103,507	6%	5	9,327	2%
Non-cluster markets	60,178	—	—	60,178	—%	2	854	—%
North America	14,240,474	1,550,474	68,423	15,859,371	92%	165	460,109	99%
Asia	658,670	642,238	44,660	1,345,568	8%	9	4,669	1%
Continuing operations	14,899,144	2,192,712	113,083	17,204,939	100%	174	$464,778	100%
Properties “held for sale”	51,273	—	—	51,273	—%	2
Total	14,950,417	2,192,712	113,083	17,256,212	100%	176

Summary of occupancy percentages

The following table sets forth the occupancy percentage for our operating assets and our assets under redevelopment in each of our existing markets as of September 30, 2013; June 30, 2013; and September 30, 2012:

	Operating Properties					Operating and Redevelopment Properties
Market	9/30/13		6/30/13		9/30/12	9/30/13	6/30/13	9/30/12
Greater Boston	96.3%		95.5%		94.3%	96.3%	94.7%	84.3%
San Francisco Bay Area	96.1		97.3		98.0	96.1	95.9	95.7
San Diego	95.0		94.2		95.2	92.7	91.7	93.3
Greater New York City	98.4		98.4		95.0	98.4	98.4	95.0
Suburban Washington, D.C.	93.7		92.3		89.4	93.7	89.4	85.7
Seattle	90.1	(1)	93.1	(1)	96.3	90.1	89.9	89.6
Research Triangle Park	92.0	(2)	91.4		95.5	92.0	91.4	95.5
Canada	96.8		96.8		92.7	96.8	96.8	92.7
Non-cluster markets	91.7		54.0		51.4	91.7	54.0	51.4
North America	95.0		94.6		94.2	94.5	92.9	90.0
Asia	63.9		68.1		68.1	59.8	59.8	57.2
Continuing operations	93.5%		93.3%		93.0%	92.8%	91.2%	88.3%

(1)
Decrease primarily attributable to the delivery of 39,661 vacant RSF from our redevelopment project at 1551 Eastlake Avenue in 2Q13 and the delivery of 26,020 vacant RSF from our redevelopment project at 1616 Eastlake Avenue in 3Q13. Excluding these deliveries, the occupancy percentage of Seattle operating properties was 98.8% as of September 30, 2013, and 98.5% as of June 30, 2013.

(2)	We anticipate an increase in occupancy during the fourth quarter of 2013.

Client tenants

Our life science properties are leased to a diverse group of client tenants, with no single client tenant accounting for more than 6.9% of our annualized base rent.  The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of September 30, 2013 (dollars in thousands):

		Number of Leases	Remaining Lease Term in Years (1)	Aggregate Rentable Square Feet	Percentage of Aggregate Total Square Feet	Annualized Base Rent	Percentage of Aggregate Annualized Base Rent	Investment-Grade Ratings
	Client Tenant							Fitch	Moody’s	S&P
1	Novartis AG	13	3.4	636,967	3.7%	$31,900	6.9%	AA	Aa3	AA-
2	Illumina, Inc.	1	18.1	497,078	2.9	19,531	4.2	—	—	—
3	United States Government	10	7.4	399,633	2.3	18,132	3.9	AAA	Aaa	AA+
4	Bristol-Myers Squibb Company	6	4.4	419,624	2.4	15,840	3.4	A-	A2	A+
5	Eli Lilly and Company	6	9.5	290,132	1.7	15,564	3.3	A	A2	AA-
6	Biogen Idec Inc.	1	15.0	305,212	1.8	14,302	3.1	—	Baa2	A-
7	FibroGen, Inc.	1	10.1	234,249	1.4	14,197	3.1	—	—	—
8	Roche	3	4.6	348,918	2.0	13,867	3.0	AA	A1	AA
9	GlaxoSmithKline plc	5	5.8	208,394	1.2	10,173	2.2	A+	A1	A+
10	Amgen Inc.	3	9.5	294,373	1.7	9,682	2.1	BBB	Baa1	A
11	Celgene Corporation	3	7.8	250,586	1.5	9,361	2.0	—	Baa2	BBB+
12	Massachusetts Institute of Technology	4	3.9	185,403	1.1	8,496	1.8	—	Aaa	AAA
13	NYU-Neuroscience Translational Research Institute	2	10.3	86,756	0.5	8,012	1.7	—	Aa3	AA-
14	The Regents of the University of California	3	7.9	188,654	1.1	7,787	1.7	AA+	Aa1	AA
15	Alnylam Pharmaceuticals, Inc.	1	3.0	129,424	0.8	6,081	1.3	—	—	—
16	Gilead Sciences, Inc.	1	6.8	109,969	0.6	5,824	1.3	—	Baa1	A-
17	Pfizer Inc.	2	5.4	116,518	0.7	5,502	1.2	A+	A1	AA
18	Theravance, Inc. (2)	2	6.7	150,256	0.9	5,494	1.2	—	—	—
19	The Scripps Research Institute	2	3.1	101,775	0.6	5,200	1.1	AA-	Aa3	—
20	Bayer AG	3	7.3	169,154	1.0	4,762	1.0	A	A3	A-
	Total/weighted average	72	7.9	5,123,075	29.9%	$229,707	49.5%

(1)	Represents remaining lease term in years based on percentage of aggregate ABR in effect as of September 30, 2013.

(2)	As of July 30, 2013, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

The chart below shows client tenant business type by annualized base rent as of September 30, 2013:

Investment-Grade Client Tenants Represent 50% of Alexandria’s Total Annualized Base Rent at 3Q13 Investment-Grade Client Tenants Represent 80% of ABR from our Top 20 Client Tenants at 3Q13

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science industry, as well as in finance. This life science research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in credit quality. See “Update on our ground-up development at 75/125 Binney Street” located earlier within Item 2 of this Report and preceding “Operating Summary.”

Investment in real estate, net

Our investments in real estate, net, consisted of the following as of September 30, 2013 (dollars in thousands):

	September 30, 2013
	Book Value		Square Feet
Rental properties:
Land (related to rental properties)	$542,511
Buildings and building improvements	5,315,447
Other improvements	170,078
Rental properties	6,028,036		14,950,417
Less: accumulated depreciation	(915,494)
Rental properties, net	5,112,542

CIP/current value-creation projects:
Active development in North America	594,973		1,136,938
Investment in unconsolidated joint venture	42,537	(1)	413,536
Active redevelopment in North America	24,960		68,423
Active development and redevelopment in Asia	97,319		686,898
Generic infrastructure/building improvement projects in North America	46,227	(2)
	806,016		2,305,795
Subtotal	5,918,558		17,256,212

Land/future value-creation projects:
Land undergoing predevelopment activities (CIP) in North America	351,062		2,287,849
Land held for future development in North America	190,427		3,325,577
Land held for future development/undergoing predevelopment activities (CIP) in Asia	77,274		6,419,707
Land subject to sale negotiations	76,440		458,724
	695,203		12,491,857
Investments in real estate, net	6,613,761		29,748,069
Add: accumulated depreciation	915,494
Gross investments in real estate	$7,529,255		29,748,069

(1)	The book value for this unconsolidated joint venture represents our equity investment in the project.

(2)
Represents the book value associated with approximately 75,879 square feet at four projects undergoing construction of generic laboratory improvements as of September 30, 2013. For these projects, 100% was leased or subject to a letter of intent, but not delivered as of September 30, 2013.

Development, Redevelopment, and Future Value-Creation Projects

A key component of our business model is our value-creation development and redevelopment projects.  These programs are focused on providing high-quality, generic, and reusable life science laboratory space to meet the real estate requirements of a wide range of client tenants in the life science industry.  During the period of construction, these assets are non-income-producing assets.

A significant number of our active development and redevelopment projects are pre-leased and expected to be primarily delivered over the next one to six quarters.  The largest project in our land undergoing predevelopment activities in North America includes 1.2 million RSF at Alexandria CenterTM at Kendall Square in East Cambridge, Massachusetts.  Upon completion, each value-creation project is expected to generate significant revenues and cash flows.  Our development and redevelopment projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. We also intend to reduce our land held for future development through sales. We currently have $85.0 million of land assets under sale negotiations.  Non-income-producing assets as a percentage of our gross investments in real estate is targeted to decrease to a range of 15% to 17% by December 31, 2013, and targeted to be 15% or less for the subsequent periods.

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

As of September 30, 2013, we had five ground-up development projects in process, including an unconsolidated joint venture development project, aggregating 1,550,474 RSF.  We also had one project undergoing conversion into laboratory space through redevelopment, aggregating 68,423 RSF.  These projects, along with recently delivered projects, certain future projects, and contribution from Same Properties, are expected to contribute significant increases in rental income, NOI, and cash flows.

The chart below shows the historical trend of non-income-producing assets as a percentage of our gross investments in real estate:

Investment in unconsolidated real estate entity

We have a 27.5% equity interest in a joint venture that is currently developing a building totaling 413,536 RSF in the Longwood Medical Area of the Greater Boston market. Our share of the total investment into this project is approximately $42.5 million as of September 30, 2013. We expect to fund an additional $8.1 million of construction costs and our share of the total investment at completion is expected to be approximately $50.6 million. The $350.0 million total project costs are being funded primarily from a non-recourse $213.2 million secured construction loan of which approximately $75.0 million was drawn and outstanding as of September 30, 2013. The construction loan has an interest rate of LIBOR+3.75%, with a floor of 5.25%, and a maturity date of April 1, 2019 plus two separate one-year options to extend the stated maturity date of April 1, 2017. Construction of this project commenced in April 2012 and the initial occupancy date for this project is expected during the three months ending December 31, 2014. The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc. In addition, Dana-Farber Cancer Institute, Inc. has an option to lease an additional two floors approximating 99,000 RSF, or 24%, of the total RSF of the project. We expect to earn construction management and other fees of approximately $3.5 million through 2015, and recurring annual property management fees thereafter, from this project. The project is expected to stabilize in 2016. We expect to earn initial stabilized yields of 8.3% on a cash basis, 8.9% on a GAAP basis, and average cash yields during the term of the initial leases of 9.3%.  Our initial stabilized yields are based on our share of the total projected investment at completion and exclude construction management fees and any recurring annual property management fees that will be earned from this project.

The following table sets forth the key development and redevelopment projects in North America delivered during the three months ended September 30, 2013 (dollars in thousands):

	3Q13 Delivery		RSF		Project Occupancy at September 30, 2013	Total Project Investment (1)	Project Quarterly GAAP NOI				Initial Stabilized		Average Cash Yield

Address/Market – Submarket	Date Delivered	RSF Delivered	Delivered Prior to 3Q13	Project			2Q13	3Q13	Estimated 4Q13 (2)	Estimated Stabilized	Cash Yield	GAAP Yield		Client Tenants
Development projects in North America
225 Binney Street/Greater Boston – Cambridge	End of September 2013	305,212	—	305,212	100%	$174,160	$—	$—	$3,575	$3,575	7.7%	8.2%	8.2%	Biogen Idec Inc.
Redevelopment projects in North America
285 Bear Hill Road/Greater Boston – Route 128	End of September 2013	26,270	—	26,270	100%	9,267	—	—	203	203	8.4%	8.8%	9.2%	Intelligent Medical Devices, Inc.
343 Oyster Point Boulevard/San Francisco Bay Area – South San Francisco	July 2013	36,473	17,507	53,980	79%	16,632	—	258	285	416	9.9%	10.0%	10.4%	Calithera BioSciences, Inc.; CytomX Therapeutics, Inc.
9800 Medical Center Drive/Suburban Washington, D.C. – Rockville (3)	August 2013	67,055	8,001	75,056	100%	79,165	66	428	1,090	1,090	5.5%	5.5%	5.5%	National Institutes of Health
1616 Eastlake Avenue/Seattle – Lake Union (3)	July 2013	26,020	40,756	66,776	61%	37,906	492	492	492	830	8.4%	8.8%	9.4%	Infectious Disease Research Institute
Subtotal redevelopment projects in North America/weighted average		155,818	66,264	222,082	83%	142,970	558	1,178	2,070	2,539
Total/weighted average		461,030	66,264	527,294	93%	$317,130	$558	$1,178	$5,645	$6,114

(1)	Total project investment represents the historical gross real estate cost basis in accordance with GAAP, including land, building and other costs.

(2)	Represents estimated NOI based upon executed leases.

(3)
Project represents a partial-building redevelopment project. The RSF, occupancy, total investment, yield and NOI information is related to the redevelopment portion of the property and does not represent information for the entire property.

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the quotient of the estimated amounts of NOI and our investment in the property.  Our initial stabilized yield excludes the impact of leverage.  Our cash rents related to our value-creation projects are expected to increase over time and our average cash yields are expected, in general, to be greater than our initial stabilized yields on a cash basis.  Our estimates for initial cash and GAAP yields, and total costs at completion, represent our initial estimates at the commencement of the project.  We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.

•	Initial stabilized yield - cash basis: reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed.

•	Initial stabilized yield - GAAP basis: reflects cash rents, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.

Average cash yield reflects cash rents, including contractual rent escalations after the initial rental concessions have elapsed, calculated on a straight-line basis.

Stabilized occupancy date

The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

The following table provides details on our active development and redevelopment projects in North America as of September 30, 2013 (dollars in thousands, except per square foot amounts):

		Leased Status							Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
		Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	CIP RSF	RSF	%	RSF	%	RSF		%				Client Tenants
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	388,270	386,111	99%	—	—%	386,111		99%	1Q13	1Q15	2015	ARIAD Pharmaceuticals, Inc.
499 Illinois Street/San Francisco Bay Area – Mission Bay	222,780	171,987	77	11,132	5	183,119	(1)	82	2Q11	2Q14	2014	Illumina, Inc./The Regents of the University of California
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	107,250	107,250	100	—	—	107,250		100	1Q13	4Q14	2014	Amgen Inc.
430 East 29th Street/Greater New York City – Manhattan	418,638	199,220	48	83,734	20	282,954		68	4Q12	4Q13	2015	Roche/Investment-grade entity
Consolidated development projects in North America	1,136,938	864,568	76	94,866	8	959,434		84
Unconsolidated joint venture
360 Longwood Avenue/Greater Boston – Longwood Medical Area	413,536	154,100	37	78,978	19	233,078		56	2Q12	4Q14	2016	Dana-Farber Cancer Institute, Inc.
Total/weighted average	1,550,474	1,018,668	66%	173,844	11%	1,192,512		77%

Consolidated redevelopment projects in North America
4757 Nexus Center Drive/San Diego – University Town Center	68,423	68,423	100%	—	—%	68,423		100%	4Q12	4Q13	4Q13 (2)	Genomatica, Inc.

	Investment
		Cost to Complete
		2013		2014 and Thereafter					Initial Stabilized Yield (Unlevered)		Average Cash Yield
Property/Market – Submarket	CIP	Construction Financing	Internal Funding	Construction Financing	Internal Funding		Total at Completion
									Cash	GAAP
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	$142,291	$28,372	$—	$180,776	$—		$351,439	(3)	8.0%	8.2%	9.1%
499 Illinois Street/San Francisco Bay Area – Mission Bay	118,919	—	8,657	—	75,345		$202,921	(4)	6.4%	7.2%	7.3%
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	14,448	1,265	1,017	34,570	—		$51,300		8.1%	9.3%	9.3%
430 East 29th Street/Greater New York City – Manhattan	319,315	—	29,226	—	114,704		$463,245		6.6%	6.5%	7.1%
Consolidated development projects in North America	594,973	29,637	38,900	215,346	190,049		1,068,905
Unconsolidated joint venture
100% of JV: 360 Longwood Avenue/Greater Boston – Longwood Medical Area	198,921	20,760	4,784	122,263	3,272		$350,000		8.3%	8.9%	9.3%
Less: Funding from secured construction loans and JV partner capital	(156,384)	(20,760)	—	(122,263)	—		$(299,407)
ARE investment in 360 Longwood Avenue (27.5% interest)	42,537	—	4,784	—	3,272		50,593
Total ARE investment	$637,510	$29,637	$43,684	$215,346	$193,321		$1,119,498

Total 2013, 2014 and thereafter			$73,321		$408,667

Consolidated redevelopment projects in North America
4757 Nexus Center Drive/San Diego – University Town Center	$24,960	$—	$4,332	$—	$5,537	(2)	$34,829		7.6%	7.8%	8.5%

(1)	Includes 43,625 RSF leased to a high-quality biopharmaceutical company in October 2013.

(2)
We expect to deliver 54,012 RSF, or 79% of the total project in the fourth quarter of 2013. Genomatica, Inc. is contractually required to lease the remaining 14,411 RSF 18 to 24 months following the delivery of the initial 54,012 RSF.

(3)
In the third quarter of 2013, we completed the preliminary design and budget for interior improvements for use by Ariad. Based upon our lease with Ariad, we expected an increase in both estimated net operating income and estimated cost of completion; with no significant change in our estimated yields. We expect to finalize the design and budget for the interior improvements in the future and will provide an update on our estimated cost at completion and targeted yields. See “Update on our ground-up development at 75/125 Binney Street” located earlier within Item 2 of this Report and preceding “Operating Summary”.

(4)
The total estimated cost at completion has been updated to reflect the additional costs necessary to incorporate tenant building specifications for Illumina, Inc., The Regents of the University of California, and a high-quality biopharmaceutical tenant aggregating approximately 171,987 RSF. The tenants are funding the costs of the additional improvements through rent over their initial lease term pursuant to their respective leases.

The following table summarizes the components of the square footage of our near-term and future value-creation development projects in North America as of September 30, 2013 (dollars in thousands, except per square foot amounts):

	Land Undergoing Predevelopment Activities (Additional CIP)			Land Held for Future Development			Embedded Land (1)		Total
Property – Market	Book Value	Square Feet	Cost per Square Foot	Book Value	Square Feet	Cost per Square Foot	Square Feet		Book Value	Square Feet	Cost per Square Foot
Near-term value-creation development projects
Alexandria Center™ at Kendall Square – Greater Boston:
50 and 100 Binney Street and Residential	$273,871	1,062,180	$258	$3,856	150,000	$26	—		$277,727	1,212,180	$229
3013/3033 Science Park Road – San Diego	17,799	176,500	101	—	—	—	—		17,799	176,500	101
5200 Illumina Way – San Diego	14,988	392,983	38	—	—	—	—		14,988	392,983	38
10300 Campus Point – San Diego	4,452	140,000	32	—	—	—	—		4,452	140,000	32
East 29th Street – Greater New York City	—	—	—	—	—	—	420,000	(2)	—	420,000	N/A
124 Terry Avenue North – Seattle	6,274	200,000	31	—	—	—	—		6,274	200,000	31
1150/1165/1166 Eastlake Avenue – Seattle	29,611	266,266	111	—	—	—	—		29,611	266,266	111
Near-term value-creation development projects	$346,995	2,237,929	$155	$3,856	150,000	$26	420,000		$350,851	2,807,929	$125

Future value-creation development projects
Technology Square – Greater Boston	$—	—	$—	$7,721	100,000	$77	—		$7,721	100,000	$77
Grand Ave – San Francisco Bay Area	—	—	—	42,853	397,132	108	—		42,853	397,132	108
Rozzi/Eccles – San Francisco Bay Area	—	—	—	72,887	514,307	142	—		72,887	514,307	142
Executive Drive – San Diego	4,067	49,920	81	—	—	—	—		4,067	49,920	81
Other – San Diego	—	—	—	—	—	—	279,000		—	279,000	N/A
Medical Center Drive – Suburban Washington, D.C.	—	—	—	7,548	321,721	23	—		7,548	321,721	23
Research Boulevard – Suburban Washington, D.C.	—	—	—	7,006	347,000	20	—		7,006	347,000	20
Firstfield Road – Suburban Washington, D.C.	—	—	—	4,052	95,000	43	—		4,052	95,000	43
Dexter Avenue – Seattle	—	—	—	12,560	186,300	67	—		12,560	186,300	67
Other	—	—	—	31,944	1,214,117	26	436,000		31,944	1,650,117	19
Future value-creation development projects	$4,067	49,920	$81	$186,571	3,175,577	$59	715,000		$190,638	3,940,497	$48
Total value-creation development projects	$351,062	2,287,849	$153	$190,427	3,325,577	$57	1,135,000		$541,489	6,748,426	$80

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is classified in rental properties, net.

(2)
We hold a right to ground lease a parcel supporting the future ground-up development of approximately 420,000 RSF at the Alexandria Center™ for Life Science - New York pursuant to an option under our ground lease.

Summary of capital expenditures

Our projected capital expenditures for the remainder of 2013, and thereafter, consist of the following (in thousands):

Projected construction spending	Three Months Ended December 31, 2013		Thereafter
Development projects – North America	$73,321		$408,667
Redevelopment projects – North America	4,332		5,537
Development and redevelopment projects – Asia	5,945		TBD
Future value-creation construction projects	23,357	(1)	TBD
Total development and redevelopment projects	106,955		414,204
Predevelopment (2)	17,607	(2)	TBD
Generic infrastructure/building improvement projects in North America	23,078	(3)	TBD
Maintenance building improvements	4,640		TBD
Total construction spending	$152,280		$414,204

Guidance range for the three months ended December 31, 2013	$137,000 - 167,000

(1)
Includes future value-creation projects, including, among others, 3033 Science Park Road and 10121 Barnes Canyon Road, and remaining construction costs related to certain value-creation projects recently transferred into rental properties upon substantial completion.  The recently completed projects include certain spaces, generally less than 10% of the project, that may require additional construction prior to occupancy.  For example, this includes our recently delivered redevelopment projects at 343 Oyster Point Boulevard, 1616 Eastlake Avenue, 400 Technology Square, 1551 Eastlake Avenue, and 10300 Campus Point Drive, which generally have 15,000 to 30,000 RSF of value-creation activities to complete in connection with the lease-up of the space.

(2)
Includes traditional preconstruction costs plus predevelopment costs related to: (i) approximately $8.0 million related to site and infrastructure costs for the 1.2 million RSF related to 50 Binney Street, 100 Binney Street, and the 238,000 RSF of residential at the Alexandria Center™ at Kendall Square, including utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks, and (ii) approximately $3.0 million related to the design, permitting, and construction drawings related to 50 Binney Street.  Site and infrastructure costs related to 75/125 Binney Street are included in our estimate of cost at completion and initial stabilized yields.

(3)	Includes, among others, generic infrastructure building improvement projects in North America, including 2625/2627/2631 Hanover Street, 7030 Kit Creek Road, and 215 First Street.

Our historical capital expenditures for the nine months ended September 30, 2013, consisted of the following (in thousands):

Historical construction spending	Nine Months Ended September 30, 2013
Development projects – North America	$256,465
Redevelopment projects – North America	91,162
Development and redevelopment projects – Asia	5,773
Total development and redevelopment projects	353,400
Predevelopment (1)	48,253
Generic infrastructure/building improvement projects in North America (2)	27,806
Total construction spending	$429,459

(1)	See note (2) above.

(2)	Includes revenue-enhancing projects and amounts shown in the table below related to non-revenue-enhancing capital expenditures.

The table below shows the average per square foot of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

	Nine Months Ended September 30, 2013
	Amount	Square Feet	Per Square Foot
Non-revenue-enhancing capital expenditures (1)	$2,414	13,932,949	$0.17
Tenant improvements and leasing costs:
Re-tenanted space	$3,743	255,250	$14.66
Renewal space	3,868	729,817	5.30
Total	$7,611	985,067	$7.73

(1)	Includes, among other costs, capital expenditures such as roof and HVAC system replacements.

Real estate investment in Asia

As of September 30, 2013, our rental properties, net, in Asia, consisted of five operating properties aggregating approximately 658,670 square feet, with occupancy of 63.9%.  Annualized base rent of our operating properties in Asia was approximately $4.7 million as of September 30, 2013.

We also had active construction projects in Asia aggregating 686,898 and 734,444 RSF as of September 30, 2013, and December 31, 2012, respectively.

Our investments in real estate, net, in Asia, consisted of the following as of September 30, 2013 (dollars in thousands, except per square foot amounts):

	September 30, 2013
	Book Value (in thousands)	Square Feet	Cost per Square Foot
Rental properties, net, in China	$21,225	299,484	$71
Rental properties, net, in India	37,862	359,186	105

Construction in progress:
Active development projects in China	61,201	309,476	198
Active development projects in India	31,411	332,762	94
Active redevelopment projects in India	4,707	44,660	105
	97,319	686,898	142
Land held for future development/land undergoing predevelopment activities (additional CIP) – India	77,274	6,419,707	12
Total investments in real estate, net, in Asia	$233,680	7,765,275	$30

Results of operations

Same Properties

As a result of changes within our total property portfolio during the comparative periods presented, including assets acquired, properties placed into redevelopment and development, and projects delivered into operations from redevelopment and development, the consolidated total rental revenues, tenant recoveries and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations during the three and nine months ended September 30, 2013 and 2012, we analyze the operating performance for all properties that were fully operating for the entirety of the comparative periods presented (herein referred to as “Same Properties”) separately from properties acquired subsequent to the first day in the earliest comparable period presented, properties that underwent active development and active redevelopment at any time during the comparative periods, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Property results (herein referred to as “Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table reconciles Same Properties to total properties for the nine months ended September 30, 2013:

Development – active	Properties		Description	Properties
499 Illinois Street	1		Development – active	5
269 East Grand Avenue	1		Redevelopment – active	1
430 East 29th Street	1		Development – deliveries	7
75/125 Binney Street	1		Redevelopment – deliveries	15
360 Longwood Avenue (unconsolidated JV)	1
	5		Development/redevelopment – Asia	7

Redevelopment – active			Acquisitions in North America since January 1, 2012
4757 Nexus Center Drive	1		6 Davis Drive	1
			407 Davis Drive	1
			10121/10151 Barnes Canyon Road	2
Development – deliveries since January 1, 2012
259 East Grand Avenue	1		Properties held for sale	2
400/450 East Jamie Court	2		Total properties excluded from same properties	41
4755 Nexus Center Drive	1		Same properties	135
5200 Illumina Way	1	(1)
225 Binney Street	1		Total properties as of September 30, 2013	176
Canada	1	(1)
	7

Redevelopment – deliveries since January 1, 2012
10300 Campus Point Drive	1
20 Walkup Drive	1
11119 North Torrey Pines Road	1
3530/3550 John Hopkins Court	2
620 Professional Drive	1
6275 Nancy Ridge Drive	1
1551 Eastlake Avenue	1
400 Technology Square	1
9800 Medical Center Drive	3
1616 Eastlake Avenue	1
285 Bear Hill Road	1
343 Oyster Point Boulevard	1
	15

(1)
These properties each represent multiple buildings, a portion of which are included in our Same Property results. As a result, 26,426 RSF and 127,373 RSF for Canada and 5200 Illumina Way, respectively, have been excluded from our Same Property results.

The following table presents key metrics of our Same Properties for the three and nine months ended September 30, 2013:

Same property data	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Percentage change in NOI over comparable period from prior year – cash basis	4.7%	6.5%
Percentage change in NOI over comparable period from prior year – GAAP basis	1.9%	2.0%
Operating margin – GAAP basis	68%	69%
Number of same properties	139	135
Rentable square feet	12,050,578	11,812,169
Occupancy – current period	93.5%	93.2%
Occupancy – same period prior year	92.8%	92.6%

Comparison of the three months ended September 30, 2013, to the three months ended September 30, 2012

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended September 30,
Revenues:	2013	2012	$ Change	% Change
Rental – Same Properties	$96,700	$95,100	$1,600	1.7%
Rental – Non-Same Properties	19,602	11,116	8,486	76.3
Total rental	116,302	106,216	10,086	9.5

Tenant recoveries – Same Properties	32,559	30,946	1,613	5.2
Tenant recoveries – Non-Same Properties	6,198	3,060	3,138	102.5
Total tenant recoveries	38,757	34,006	4,751	14.0

Other income – Same Properties	52	217	(165)	(76.0)
Other income – Non-Same Properties	3,519	2,411	1,108	46.0
Total other income	3,571	2,628	943	35.9

Total revenues – Same Properties	129,311	126,263	3,048	2.4
Total revenues – Non-Same Properties	29,319	16,587	12,732	76.8
Total revenues	158,630	142,850	15,780	11.0

Expenses:
Rental operations – Same Properties	41,371	39,963	1,408	3.5
Rental operations – Non-Same Properties	6,371	4,240	2,131	50.3
Total rental operations	47,742	44,203	3,539	8.0

Net operating income:
NOI – Same Properties	87,940	86,300	1,640	1.9
NOI – Non-Same Properties	22,948	12,347	10,601	85.9
Total NOI	110,888	98,647	12,241	12.4

Other expenses:
General and administrative	11,666	12,470	(804)	(6.4)
Interest	16,171	17,092	(921)	(5.4)
Depreciation and amortization	49,102	46,584	2,518	5.4
Loss on early extinguishment of debt	1,432	—	1,432	100.0
Total other expenses	78,371	76,146	2,225	2.9
Income from continuing operations	$32,517	$22,501	$10,016	44.5%

NOI – Same Properties – GAAP basis	$87,940	$86,300	$1,640	1.9%
Less: straight-line rent adjustments	(1,722)	(3,976)	2,254	(56.7)
NOI – Same Properties – cash basis	$86,218	$82,324	$3,894	4.7%

Rental revenues

Total rental revenues for the three months ended September 30, 2013, increased by $10.1 million, or 9.5%, to $116.3 million, compared to $106.2 million for the three months ended September 30, 2012. The increase was due to rental revenues from our Non-Same Properties, including 19 development and redevelopment projects that were completed and delivered after July 1, 2012, and three operating properties that were acquired after July 1, 2012. Occupancy of Same Properties was 93.5% and 92.8% for the three months ended September 30, 2013 and 2012, respectively.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, increased by $4.8 million, or 14.0%, to $38.8 million, compared to an increase of $3.5 million, or 8.0%, of rental operating expenses. Same Properties tenant recoveries increased by $1.6 million as a result of an increase in Same Properties rental operating expenses of $1.4 million and higher occupancy for these properties in 2013. Rental operating expenses for our Same Properties increased during the three months ended September 30, 2013, compared to the same period in 2012, due to the timing of repairs and maintenance projects. Non-Same Properties tenant recoveries increased by $3.1 million primarily due to an increase of $2.1 million in Non-Same Properties rental operating expense and higher occupancy for the development and redevelopment properties completed and delivered after July 1, 2012. As of September 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2013 and 2012, was as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	Change
Management fee income	$328	$925	$(597)
Interest income	1,193	1,031	162
Investment income	2,050	672	1,378
Total other income	$3,571	$2,628	$943

Rental operating expenses

Total rental operating expenses for the three months ended September 30, 2013, increased by $3.5 million, or 8.0%, to $47.7 million, compared to $44.2 million for the three months ended September 30, 2012. Approximately $2.1 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 19 development and redevelopment projects that were completed and delivered after July 1, 2012, and three operating properties that were acquired after July 1, 2012.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2013, decreased by $804 thousand, or 6.4%, to $11.7 million, compared to $12.5 million for the three months ended September 30, 2012. The decrease was primarily due to lower real estate transaction costs and miscellaneous office expenses in 2013, including lower consulting fees during the three months ended September 30, 2013. In 2012, we implemented a new enterprise software which required temporary consulting and computer services. As a percentage of total revenues, general and administrative expenses were 7.4% and 8.7%, respectively, for the three months ended September 30, 2013 and 2012.

Interest expense

Interest expense for the three months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	Change
Secured notes payable	$9,494	$10,149	$(655)
Unsecured senior notes payable and convertible notes	11,246	6,411	4,835
Unsecured senior line of credit	971	2,570	(1,599)
Unsecured senior bank term loans	4,782	6,237	(1,455)
Interest rate swaps	3,904	5,956	(2,052)
Amortization of loan fees and other interest	2,562	2,532	30
Subtotal	32,959	33,855	(896)
Capitalized interest	(16,788)	(16,763)	(25)
Total interest expense	$16,171	$17,092	$(921)

Interest expense decreased during the three months ended September 30, 2013 compared to the same period in 2012, primarily as a result of an approximate $802.0 million reduction in unsecured bank debt in 2013 and the decrease in expense related to the maturity, at the end of March 2013, of certain interest rate swap agreements with rates ranging from 4.622% to 4.625%. As these interest rate swaps ended, we opted to leave the underlying debt unhedged at a lower floating rate in anticipation of a reduction of outstanding variable rate debt that occurred during the three months ended June 30, 2013, when we issued $500.0 million of unsecured notes payable at a fixed rate of 3.90%. These decreases in interest costs have been partially offset by the increase in interest expense from the issuances of unsecured senior notes payable. We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources - Contractual Obligations - Interest Rate Swap Agreements”). As of September 30, 2013, our unhedged variable rate debt as a percentage of total debt was approximately 10%.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2013, increased by $2.5 million, or 5.4%, to $49.1 million, compared to $46.6 million for the three months ended September 30, 2012.  The increased depreciation primarily related to building improvements, including 19 development and redevelopment projects that were completed and delivered after July 1, 2012, and three operating properties that were acquired after July 1, 2012.

Loss on early extinguishment of debt

During the three months ended September 30, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $100 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt totaling $1.4 million, due to the write-off of unamortized loan fees.

Loss from discontinued operations, net

Loss from discontinued operations, net, of $64 thousand for the three months ended September 30, 2013, includes the results of operations of two operating properties with a net book value of $4.5 million that were classified as “held for sale” as of September 30, 2013.

Loss from discontinued operations, net, of $4.2 million for the three months ended September 30, 2012, includes the results of operations of two operating properties that were classified as “held for sale” as of September 30, 2013, and the results of operations of 10 properties sold between July 1, 2012, and September 30, 2013.

Comparison of the nine months ended September 30, 2013, to the nine months ended September 30, 2012

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Nine Months Ended September 30,
Revenues:	2013	2012	$ Change	% Change
Rental – Same Properties	$285,684	$278,563	$7,121	2.6%
Rental – Non-Same Properties	57,137	33,183	23,954	72.2
Total rental	342,821	311,746	31,075	10.0

Tenant recoveries – Same Properties	92,273	88,595	3,678	4.2
Tenant recoveries – Non-Same Properties	18,018	9,174	8,844	96.4
Total tenant recoveries	110,291	97,769	12,522	12.8

Other income – Same Properties	303	298	5	1.7
Other income – Non-Same Properties	9,830	14,341	(4,511)	(31.5)
Total other income	10,133	14,639	(4,506)	(30.8)

Total revenues – Same Properties	378,260	367,456	10,804	2.9
Total revenues – Non-Same Properties	84,985	56,698	28,287	49.9
Total revenues	463,245	424,154	39,091	9.2

Expenses:
Rental operations – Same Properties	119,113	113,418	5,695	5.0
Rental operations – Non-Same Properties	20,176	13,340	6,836	51.2
Total rental operations	139,289	126,758	12,531	9.9

Net operating income:
NOI – Same Properties	259,147	254,038	5,109	2.0
NOI – Non-Same Properties	64,809	43,358	21,451	49.5
Total NOI	323,956	297,396	26,560	8.9

Other expenses:
General and administrative	35,786	35,125	661	1.9
Interest	50,169	51,240	(1,071)	(2.1)
Depreciation and amortization	141,747	139,111	2,636	1.9
Loss on early extinguishment of debt	1,992	2,225	(233)	(10.5)
Total other expenses	229,694	227,701	1,993	0.9%
Income from continuing operations	$94,262	$69,695	$24,567	35.2%

NOI – Same Properties – GAAP basis	$259,147	$254,038	$5,109	2.0%
Less: straight-line rent adjustments	(3,382)	(13,900)	10,518	(75.7)
NOI – Same Properties – cash basis	$255,765	$240,138	$15,627	6.5%

Rental revenues

Total rental revenues for the nine months ended September 30, 2013, increased by $31.1 million, or 10.0%, to $342.8 million, compared to $311.7 million for the nine months ended September 30, 2012. The increase was due to rental revenues from our Non-Same Properties, including 22 development and redevelopment projects that were completed and delivered after January 1, 2012, and four operating properties that were acquired after January 1, 2012. Occupancy of Same Properties was 93.2% and 92.6% for the nine months ended September 30, 2013 and 2012, respectively.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, increased by $12.5 million, or 12.8%, to $110.3 million. This increase mirrors the increase in our rental operating expenses of $12.5 million, as described below. Same Properties tenant recoveries increased by $3.7 million primarily as a result of an increase in Same Properties rental operating expenses of $5.7 million and higher occupancy for these properties in 2013. Rental operating expenses increased during the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to increased operating costs related to colder weather in 2013, higher property taxes due to increases in tax rates for our properties located in Massachusetts, and the timing of repairs and maintenance projects during the nine months ended September 30, 2013. Non-Same Properties tenant recoveries increased by $8.8 million as a result of a Non-Same Properties rental operating expense increase of $6.8 million and higher occupancy for the development and redevelopment properties delivered since the beginning of 2012. As of September 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Management fee income	$2,435	$1,485	$950
Interest income	3,511	2,471	1,040
Investment income	4,187	10,683	(6,496)
Total other income	$10,133	$14,639	$(4,506)

Rental operating expenses

Total rental operating expenses for the nine months ended September 30, 2013, increased by $12.5 million, or 9.9%, to $139.3 million, compared to $126.8 million for the nine months ended September 30, 2012. Approximately $6.8 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 22 development and redevelopment projects that were completed and delivered after January 1, 2012, and four operating properties that were acquired after January 1, 2012.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2013, was relatively consistent at $35.8 million, compared to $35.1 million for the nine months ended September 30, 2012. As a percentage of total revenues, general and administrative expenses were 7.7% and 8.3%, respectively, for the nine months ended September 30, 2013 and 2012.

Interest expense

Interest expense for the nine months ended September 30, 2013, decreased by $1.1 million, or 2.1% , to $50.2 million, compared to $51.2 million for the nine months ended September 30, 2012, detailed as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Secured notes payable	$29,043	$30,390	$(1,347)
Unsecured senior notes payable and senior convertible notes	25,236	15,160	10,076
Unsecured senior line of credit	5,732	9,234	(3,502)
Unsecured senior bank term loans	17,083	19,181	(2,098)
Interest rate swaps	12,046	17,627	(5,581)
Amortization of loan fees and other interest	7,528	7,502	26
Subtotal	96,668	99,094	(2,426)
Capitalized interest	(46,499)	(47,854)	1,355
Total interest expense	$50,169	$51,240	$(1,071)

The total interest incurred decreased by $2.4 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily as a result of an approximate $802.0 million reduction in unsecured bank debt in 2013 and the decrease in expense related to the maturity, at the end of March 2013, of certain interest rate swap agreements with rates ranging from 4.622% to 4.625%. As these interest rate swaps ended, we opted to leave the underlying debt unhedged at a lower floating rate in anticipation of a reduction of outstanding variable rate debt that occurred during the three months ended June 30, 2013, when we issued $500.0 million of unsecured notes payable at a fixed rate of 3.90%. These decreases in interest costs have been partially offset by the increase in interest expense from the issuances of unsecured senior notes payable. Beginning in 2012, we began to transition outstanding bank debt to long-term fixed-rate unsecured notes payable.  We have entered into certain interest rate swap agreements to hedge a portion of our exposure primarily related to variable interest rates associated with our unsecured senior line of credit and unsecured senior bank term loans (see “Liquidity and Capital Resources - Contractual Obligations - Interest Rate Swap Agreements”). As of September 30, 2013, our unhedged variable rate debt as a percentage of total debt was approximately 10%.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2013, increased by $2.6 million, or 1.9%, to $141.7 million, compared to $139.1 million for the nine months ended September 30, 2012.  Depreciation increased due to building improvements, including 22 development and redevelopment projects that were completed and delivered after January 1, 2012, and four operating properties that were acquired after January 1, 2012. This was partially offset by changes during the nine months ended September 30, 2012, which were necessary to decrease the remaining useful life of certain buildings and improvements in connection with planned redevelopments.

Loss on early extinguishment of debt

During the nine months ended September 30, 2013, we paid down $250 million on our 2016 Unsecured Senior Bank Term Loan to a total outstanding balance of $500 million. During the nine months ended September 30, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $250 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt totaling $2.0 million, due to the write-off of unamortized loan fees.

Income from discontinued operations, net

Income from discontinued operations, net, of $993 thousand for the nine months ended September 30, 2013, includes the results of operations of two operating properties that were classified as “held for sale” and the results of operations of 10 properties sold during the nine months ended September 30, 2013.

Income from discontinued operations, net, of $5.2 million for the nine months ended September 30, 2012, includes the results of operations of two operating properties that were classified as “held for sale” as of September 30, 2013, the results of operations of 10 properties sold during the nine months ended September 30, 2013, and the results of operations of three properties sold during the year ended December 31, 2012.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for earnings per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders - diluted, each for the year ended December 31, 2013, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders - diluted, each a non-GAAP measure, to earnings per share, the most directly comparable GAAP measure, and other key assumptions included in our guidance for the year ended December 31, 2013.

Guidance for the Year Ended December 31, 2013	Reported on October 28, 2013	Reported on July 29, 2013
Earnings per share attributable to Alexandria’s common stockholders – diluted	$1.54 - 1.58	$1.53 - 1.63
Add back: depreciation and amortization	2.81 - 2.85	2.76 - 2.86
Less: gain on sale of real estate	(0.01)	(0.01)
Other	(0.01)	(0.01)
FFO per share attributable to Alexandria’s common stockholders – diluted	4.35 - 4.39	4.32 - 4.42
Add back: loss on early extinguishment of debt	0.03	0.03
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	$4.38 - 4.42	$4.35 - 4.45
Key projection assumptions:
Same property NOI growth – cash basis	5% - 7%	5% - 7%
Same property NOI growth – GAAP basis	1% - 3%	1% - 3%
Rental rate steps on lease renewals and re-leasing of space – cash basis	3% - 5%	3% - 5%
Rental rate steps on lease renewals and re-leasing of space – GAAP basis	14% - 16%	11% - 13%
Occupancy percentage for operating properties at December 31, 2013	94.3% - 94.8%	94.3% - 94.7%
Straight-line rents	$24 - 26 million	$24 - 26 million
Amortization of above and below market leases	$3 - 4 million	$3 - 4 million
General and administrative expenses	$48 - 51 million	$48 - 51 million
Capitalization of interest	$51 - 57 million	$51 - 57 million
Interest expense, net	$71 - 81 million	$71 - 81 million
Net debt to adjusted EBITDA – three months ended December 31, 2013 – annualized	6.5x	6.5x
Fixed charge coverage ratio – three months ended December 31, 2013 – annualized	3.0x	3.0x
Non-income-producing assets as a percentage of gross real estate as of December 31, 2013	15% - 17%	15% - 17%

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

Investment-grade ratings and key credit metrics

In July 2011, we received investment-grade ratings from two major rating agencies.  Receipt of our investment-grade ratings was a significant milestone that we believe will provide long-term value to our debt and equity stakeholders.  Key strengths of our balance sheet and business that highlight our investment-grade credit profile are balance sheet liquidity, a diverse and creditworthy client tenant base, well-located properties proximate to leading research institutions, favorable lease terms, stable occupancy and cash flows, and demonstrated life science and real estate expertise.  Broader access to capital, including the investment grade bond market, allows us to continue to pursue our long-term capital, investment, and operating strategies.

	Three Months Ended September 30,
Key Credit Metrics (1)	2013	2012
Net debt to Adjusted EBITDA (2)	6.8x	7.6x
Net debt to gross assets (excluding cash and restricted cash) (3)	34%	38%
Fixed charge coverage ratio (2)	2.8x	2.5x
Interest coverage ratio (2)	3.4x	3.1x
Unencumbered net operating income as a percentage of total net operating income (2)	69%	72%
Liquidity – unsecured senior line of credit availability and unrestricted cash (3)	$1.5 billion	$1.2 billion
Unhedged variable rate debt as a percentage of total debt (3)	10%	15%
Non-income-producing assets as a percentage of gross real estate (3)	19%	25%
Investment-grade client tenants as a percentage of total annualized base rent (3)	50%	48%

(1)	These metrics reflect certain non-GAAP financial measures. See “Non-GAAP Measures” for more information, including definitions and reconciliations to the most directly comparable GAAP measures.

(2)
Periods represent annualized metrics.  We believe key credit metrics for the three months ended September 30, 2013 and 2012, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

(3)	At the end of the period.

Unsecured senior line of credit and unsecured senior bank term loans

On July 26, 2013, we amended our 2016 unsecured senior bank term loan to reduce the interest rate on outstanding borrowings.  We expect to repay the loan over the next one to three years.  In addition, on August 30, 2013, we amended our $1.5 billion unsecured senior line of credit and our 2019 unsecured senior bank term loan to reduce the interest rate on outstanding borrowings, extend the maturity dates, and amend certain financial covenants. Also on August 30, 2013, we amended our 2016 Unsecured Senior Bank Term Loan to conform certain financial covenants to those contained in the amended credit agreement related to the unsecured senior line of credit and the 2019 Unsecured Senior Bank Term Loan. The maturity dates below reflect available extension options that we control.

	Balance at 9/30/13		Maturity Date		Applicable Rate		Facility Fee
Facility			Prior	Amended	Prior	Amended	Prior	Amended
2016 Unsecured Senior Bank Term Loan	$500	million	June 2016	July 2016	L +1.75%	L +1.20%	N/A	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2017	January 2019	L +1.50%	L +1.20%	N/A	N/A
$1.5 billion unsecured senior line of credit	$14	million	April 2017	January 2019	L +1.20%	L +1.10%	0.25%	0.20%

On September 30, 2013, we paid down $100 million on our 2016 Unsecured Senior Bank Term Loan to a total outstanding balance of $500 million. During the three months ended September 30, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $100 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt totaling $1.4 million, due to the write-off of unamortized loan fees.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date twice by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (the “Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. As of September 30, 2013, we had $14.0 million of borrowings outstanding. See Note 5 to our consolidated financial statements in Item 1 of this Report for the Applicable Margin in effect at September 30, 2013.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20%.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2013, are as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	31%
Secured Debt to Total Assets	Less than or equal to 45%	8%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.50x	2.58x
Unsecured Leverage Ratio	Less than or equal to 60%	35%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	7.34x

(1)
For a definition of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, each dated as of August 30, 2013, which are filed as exhibits to this Quarterly Report on Form 10-Q.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 3.90% Unsecured Senior Notes and 4.60% Unsecured Senior Notes as of September 30, 2013, are as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	35%
Secured Debt to Total Assets	Less than or equal to 40%	9%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.50x	5.95x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	285%

(1)
For a definition of the ratios, refer to the most current indenture and related supplements, which are filed with the SEC as exhibits to our Current Report on Form 8-K on February 29, 2012, and June 7, 2013.

In addition, the terms of the indenture, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2013, will be satisfied by the following multiple sources of capital as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources and Uses of Capital for the Year Ended December 31, 2013 (in millions)	Reported on October 28, 2013			Reported on July 29, 2013
	Completed	Projected	Total	Total
Sources of capital:
Net cash provided by operating activities less dividends	$93	$32 - 42	$125 - 135	$130 - 150
Land sales	18	55	73	149 - 189
Income-producing asset sales	129	—	129	129 - 134
Secured construction loan borrowings	26	14 - 34	40 - 60	45 - 65
Secured loans assumed in connection with acquisitions	—	48	48	—
Unsecured senior notes payable	500	—	500	500
Common stock offering	536	—	536	536
Available cash and borrowings on unsecured senior line of credit	271	58 - 108	329 - 379	324 - 369
Total sources of capital	$1,573	$207 - 287	$1,780 - 1,860	$1,813 - 1,943

Uses of capital:
Development, redevelopment, and construction	429	$137 - 167	$566 - 596	$599 - 629
Seller financing of asset sales	39	—	39	39
Acquisitions	33	67 - 117	100 - 150	200 - 300
Secured notes payable repayments	34	3	37	37
Unsecured senior bank term loan repayment	250	—	250	150
Excess cash retained from issuance of unsecured senior notes payable/paydown of unsecured senior line of credit	788	—	788	788
Total uses of capital	$1,573	$207 - 287	$1,780 - 1,860	$1,813 - 1,943

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

Sources of capital

Real estate asset sales

We continue the disciplined execution of our asset recycling program to monetize non-strategic non-income-producing assets as a source of capital.  We completed all significant sales of non-strategic income-producing assets targeted for 2013 with an aggregate sales price totaling $128.6 million. See Note 3 to our consolidated financial statements in Item 1 of this Report.

We are also negotiating the sale of the following land parcels with an estimated sales price of $85.0 million:

Description	Amount
1600 Owens Street, inclusive of parking rights (at negotiated sales price)	$55,000	(1)
Land subject to sale negotiations	30,000	(2)
Total	85,000

(1)	Land with a basis of approximately $51 million, inclusive of parking rights and estimated closing costs, projected to close in December 2013.

(2)	Land sales projected to close in 2014.

3.90% unsecured senior notes payable offering

In June 2013, we completed the issuance of our 3.90% Unsecured Senior Notes due in June 2023. Net proceeds of approximately $495.3 million were initially used to prepay $150.0 million of the outstanding principal balance of $750.0 million on our 2016 Unsecured Senior Bank Term Loan, to reduce the outstanding borrowings on our unsecured senior line of credit to zero, and held the remaining proceeds in cash and cash equivalents. As a result of the $150.0 million prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in June 2013, totaling $560 thousand. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Common stock offering

In May 2013, we sold approximately 7.6 million shares of our common stock in a secondary offering. The shares were issued at a price of $73.50 per share, resulting in aggregate net proceeds of approximately $535.7 million (after deducting underwriting discounts and commissions). We have established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, with approximately $150.0 million of common stock available for issuance under the program as of September 30, 2013. See Note 10 to our consolidated financial statements in Item 1 of this Report.

Cash and cash equivalents

As of September 30, 2013, we had approximately $53.8 million of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of September 30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Funds held in trust under the terms of certain secured notes payable	$15,362	$29,526
Funds held in escrow related to construction projects	5,654	5,652
Other restricted funds	9,638	4,769
Total	$30,654	$39,947

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of September 30, 2013, we had $1.49 billion available for borrowing under our $1.5 billion unsecured senior line of credit.

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

Uses of capital

Summary of capital expenditures

The primary use of our cash has historically been in the development, redevelopment, and construction of properties. In North America, we currently have development projects under way for 1,550,474 rentable square feet of laboratory space. We incur construction costs related to development, redevelopment, and other construction activities and additional project costs, including interest, property taxes, insurance, employee compensation costs, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the nine months ended September 30, 2013 and 2012, of approximately $46.5 million and $47.9 million, respectively, is classified in investments in real estate, net.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating approximately $12.5 million and $9.4 million for the nine months ended September 30, 2013 and 2012, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net.  Additionally, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $5.9 million for the nine months ended September 30, 2013.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the nine months ended September 30, 2013 and 2012, were approximately $23.4 million and $28.8 million, respectively, of which approximately $8.3 million and $7.8 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

On July 5, 2013, we acquired 10121/10151 Barnes Canyon Road, a 115,895 RSF office property located in the Sorrento Mesa submarket of San Diego, for a total purchase price of $13.1 million. The property is currently 100% occupied with leases that expire in 2014 and 2015. We intend to convert the existing office space into laboratory space through redevelopment when the spaces become available. Initial stabilized yields and average cash yield will be provided in the future upon commencement of the redevelopment.

2016 Unsecured Senior Bank Term Loan repayment

As part of our continuing transition from bank debt financing to unsecured senior notes payable, and from variable-rate debt to fixed-rate debt, and from short-term debt to long-term debt, we repaid $250.0 million of our 2016 Unsecured Senior Bank Term Loan during the nine months ended September 30, 2013. As a result of this early prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees during the nine months ended September 30, 2013, totaling $2.0 million. See Note 5 to our consolidated financial statements in Item 1 of this Report.

On September 30, 2013, we paid down $100 million on our 2016 Unsecured Senior Bank Term Loan to a total outstanding balance of $500 million. During the three months ended September 30, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $100 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt totaling $1.4 million, due to the write-off of unamortized loan fees.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Net cash provided by operating activities	$236,376	$227,490	$8,886
Net cash used in investing activities	$(391,117)	$(408,395)	$17,278
Net cash provided by financing activities	$66,857	$196,204	$(129,347)

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Net cash provided by operating activities	$236,376	$227,490	$8,886
Less: changes in operating assets and liabilities	(3,791)	(12,355)	8,564
Net cash provided by operating activities before changes in assets and liabilities	$232,585	$215,135	$17,450

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the delivery of development projects, and the timing and delivery of redevelopment projects. Net cash provided by operating activities for the nine months ended September 30, 2013, increased to $236.4 million, compared to $227.5 million for the nine months ended September 30, 2012.  Excluding the changes in assets and liabilities, net cash provided by operating activities for the nine months ended September 30, 2013, increased by approximately $17.5 million, or 8.1%, to $232.6 million, compared to $215.1 million for the nine months ended September 30, 2012.  This increase was primarily attributable to an increase in our Same Properties cash net operating income of approximately $15.6 million, or 6.5%, to $255.8 million for the nine months ended September 30, 2013, compared to $240.1 million for the nine months ended September 30, 2012.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2013, was $391.1 million, compared to $408.4 million for the nine months ended September 30, 2012.  This change consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Proceeds from sales of properties	$101,815	$36,179	$65,636
Additions to properties	(450,140)	(406,066)	(44,074)
Purchase of properties	(24,537)	(42,171)	17,634
Other	(18,255)	3,663	(21,918)
Net cash used in investing activities	$(391,117)	$(408,395)	$17,278

The change in net cash used in investing activities for the nine months ended September 30, 2013, is primarily due to proceeds from sales of properties, a lower investment amount in property acquisitions in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, offset by an increase in capital expenditures for construction, including capital expenditures related to our development and redevelopment projects during the nine months ended September 30, 2013. For additional information on the sales of real estate assets, see Note 3 to our consolidated financial statements in Item 1 of this Report.

Value-creation opportunities and external growth

As of September 30, 2013, we had five ground-up development projects in process in North America, including an unconsolidated joint venture development project, aggregating 1,550,474 RSF.  We also had one project in North America with 68,423 RSF undergoing conversion into laboratory space through redevelopment.  These projects, along with recently delivered projects, certain future projects, and contribution from Same Properties, are expected to contribute significant increases in rental income, NOI, and cash flows. For further discussion, see “Sources and Uses of Capital – Uses of Capital – Summary of Capital Expenditures” above.

Our initial stabilized yield on a cash basis reflects cash rents at date of stabilization after initial rental concessions, if any, have elapsed.  We expect, on average, our cash rents related to our value-creation projects to increase over time pursuant to contractual rent escalations.  As of September 30, 2013, 95% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.

During the three and nine months ended September 30, 2013, we executed leases aggregating approximately 229,000 and 955,000 RSF related to our development and redevelopment projects, respectively.

For information of our commencement of key development and redevelopment projects for the nine months ended September 30, 2013, see “Investment in Real Estate, Net – Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this Report and preceding “Investment in unconsolidated real estate entity”.

Financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2013, decreased by $129.3 million, to $66.9 million, compared to $196.2 million for the nine months ended September 30, 2012.  This decrease consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Borrowings from secured notes payable	$26,319	$2,874	$23,445
Repayments of borrowings from secured notes payable	(34,120)	(8,125)	(25,995)
Proceeds from issuance of unsecured senior notes payable	498,561	549,533	(50,972)
Principal borrowings from unsecured senior line of credit	319,000	623,147	(304,147)
Repayment of unsecured senior line of credit	(871,000)	(580,147)	(290,853)
Repayment of unsecured senior bank term loan	(250,000)	(250,000)	—
Repurchase of unsecured senior convertible notes	(384)	(84,801)	84,417
Total changes related to debt	(311,624)	252,481	(564,105)

Redemption of Series C Cumulative Redeemable Preferred Stock	—	(129,638)	129,638
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	—	124,868	(124,868)
Total changes related to preferred stock	—	(4,770)	4,770

Net proceeds from common stock offering	535,686	98,443	437,243
Dividend payments	(139,781)	(114,091)	(25,690)
Other	(17,424)	(35,859)	18,435
Net cash provided by financing activities	$66,857	$196,204	$(129,347)

The decrease in net cash provided by financing activities is primarily related to the repayment of a portion of the outstanding principal balance of our 2016 Senior Loan and reduction of outstanding borrowings on our unsecured senior line of credit, partially offset by net proceeds from our common stock offering. See Note 5 to our consolidated financial statements in Item 1 of this Report.

Dividends

During the nine months ended September 30, 2013 and 2012, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Common stock dividends	$120,367	$92,743	$27,624
Series C Cumulative Redeemable Preferred Stock dividends	—	5,428	(5,428)
Series D Cumulative Convertible Preferred Stock dividends	13,125	13,125	—
Series E Cumulative Redeemable Preferred Stock dividends	6,289	2,795	3,494
	$139,781	$114,091	$25,690

The increase in dividends paid on our common stock is primarily due to an increase in the related dividends to $1.81 per common share for the nine months ended September 30, 2013, from $1.49 per common share for the nine months ended September 30, 2012.  The increase was also due to an increase in number of shares of common stock outstanding to 71.1 million shares as of September 30, 2013, compared to 63.2 million shares as of September 30, 2012. See Note 10 to our consolidated financial statements in Item 1 of this Report.

Inflation

As of September 30, 2013, approximately 94% of our leases (on a rentable square footage basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on a rentable square footage basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Contractual obligations and commitments

Contractual obligations as of September 30, 2013, consisted of the following (in thousands):

		Payments by Period
	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Secured and unsecured debt (1) (2) (3)	$2,872,765	$2,677	$361,674	$735,172	$1,773,242
Estimated interest payments on fixed rate and hedged variable rate debt (4)	146,335	15,977	73,959	31,416	24,983
Estimated interest payments on variable rate debt (5)	36,610	933	23,266	12,411	—
Ground lease obligations	639,874	1,981	18,859	19,973	599,061
Other obligations	5,638	221	1,688	1,851	1,878
Total	$3,701,222	$21,789	$479,446	$800,823	$2,399,164

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

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

(5)	The interest payments on variable rate debt were based on the interest rates in effect as of September 30, 2013.

Estimated interest payments

Estimated interest payments on our fixed rate debt and hedged variable rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.  As of September 30, 2013, approximately 90% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 10% of our debt is unhedged variable rate debt based primarily on LIBOR.  Interest payments on our unhedged variable rate debt have been calculated based on interest rates in effect as of September 30, 2013.  See additional information regarding our debt under Note 5, Secured and Unsecured Senior Debt, to our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2012.

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

The following table summarizes our interest rate swap agreements as of September 30, 2013 (in thousands):

Effective Date	Termination Date	Interest Pay Rate (1)	Fair Value as of September 30, 2013	Notional Amount in Effect as of
				September 30, 2013	December 31, 2013
December 29, 2006	March 31, 2014	4.990%	$(1,205)	$50,000	$50,000
November 30, 2009	March 31, 2014	5.015%	(1,817)	75,000	75,000
November 30, 2009	March 31, 2014	5.023%	(1,820)	75,000	75,000
December 31, 2012	December 31, 2013	0.640%	(291)	250,000	—
December 31, 2012	December 31, 2013	0.640%	(291)	250,000	—
December 31, 2012	December 31, 2013	0.644%	(147)	125,000	—
December 31, 2012	December 31, 2013	0.644%	(147)	125,000	—
December 31, 2013	December 31, 2014	0.977%	(1,802)	—	250,000
December 31, 2013	December 31, 2014	0.976%	(1,799)	—	250,000
Total			$(9,319)	$950,000	$700,000

(1)	In addition to the interest pay rate, borrowings outstanding under our unsecured senior bank term loans include an applicable margin of 1.20% as of September 30, 2013.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of September 30, 2013 and 2012, the largest aggregate notional amount of the interest rate swap agreements in effect at any single point in time with an individual counterparty was $375 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable rate LIBOR-based debt than the interest costs we originally anticipated.

As of September 30, 2013, the fair values of our interest rate swap agreements were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values, aggregating a liability balance of approximately $9.3 million, with the offsetting adjustment reflected as unrealized losses in accumulated other comprehensive loss in total equity.  Balances in accumulated other comprehensive loss are recognized in the period during which the hedged transactions affect earnings.  We have not posted any collateral related to our interest rate swap agreements.  For the nine months ended September 30, 2013 and 2012, approximately $12.0 million and $17.6 million million, respectively, was reclassified from accumulated other comprehensive income to interest expense as an increase to interest expense.  During the next 12 months, we expect to reclassify approximately $8.5 million from accumulated other comprehensive loss to interest expense as an increase to interest expense.

Ground lease obligations

Ground lease obligations as of September 30, 2013, included leases for 26 of our properties and four land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $8.5 million at September 30, 2013, our ground lease obligations have remaining lease terms ranging from 40 to 196 years, including extension options.

Commitments

In addition to the above, as of September 30, 2013, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $258.0 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $48.8 million for certain investments over the next six years.

A 100% owned subsidiary of the Company previously executed a ground lease, as ground lessee, for certain property in New York City.  The West Tower of the Alexandria Center™ for Life Science – New York City is being constructed on such ground-leased property.  In November 2012, we commenced vertical construction of the West Tower.  The ground lease provides that substantial completion of the West Tower occur by October 31, 2015, and requires satisfying conditions that include substantially completed construction in accordance with the plans.  The ground lease also provides that by October 31, 2016, the ground lessee shall obtain a temporary or permanent certificate of occupancy for the core and shell of both the East Tower of the Alexandria Center™ for Life Science – New York City (which has occurred) and the West Tower.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between the two parties under the ground lease.  If the above dates are not met, the ground lease provides contractual cure rights and the ground lease does not provide for the payment of additional rent, a late fee, or other monetary penalty.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  See Notes 3 and 5 in Item 1 of this Report, as well as Notes 2 and 3 to our consolidated financial statements appearing elsewhere in our annual report on Form 10-K for the year ended December 31, 2012.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting policies, which include rental properties, net, land held for future development, construction in progress, discontinued operations, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, and recognition of rental income and tenant recoveries.  There were no significant changes to these policies during the nine months ended September 30, 2013.

Non-GAAP measures

Funds from operations and funds from operations, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is helpful because it allows investors to compare our performance to the performance of other real estate companies between periods, and on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its NAREIT White Paper.  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the estimated fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the non-cash write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, and impairments of land parcels, less realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, and the related amounts per share using the basic and diluted shares calculated in accordance with GAAP, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

Adjusted funds from operations

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing capital expenditures, tenant improvements, and leasing commissions (excludes development and redevelopment expenditures); (ii) effects of straight-line rent and straight-line rent on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above and below market leases, loan fees, and debt premiums/discounts; (v) non-cash compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts to: (i) deduct certain expenditures that, although capitalized and classified in depreciation expense, do not enhance the revenue or cash flows of our properties; (ii) eliminate the effect of straight-lining our rental income and capitalizing income from development projects and (iii) eliminate the effect of non-cash items that are not indicative of our core operations and do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of non-cash charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or subject to judgmental valuation inputs and the timing of our decisions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Alexandria’s common stockholders – basic	$24,579	$10,646	$72,504	$46,630
Depreciation and amortization	49,102	48,173	142,677	143,933
(Gain) loss on sale of real estate	—	(1,562)	121	(1,564)
Impairment of real estate	—	9,799	—	9,799
Gain on sale of land parcel	—	—	(772)	(1,864)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	1,402	1,188	4,109	3,256
FFO	(1,494)	(1,148)	(3,995)	(3,452)
FFO attributable to Alexandria’s common stockholders – basic	73,589	67,096	214,644	196,738
Assumed conversion of 8.00% unsecured senior convertible notes	5	5	15	16
FFO attributable to Alexandria’s common stockholders – diluted	73,594	67,101	214,659	196,754
Realized gain on equity investment primarily related to one non-tenant life science entity	—	—	—	(5,811)
Loss on early extinguishment of debt	1,432	—	1,992	2,225
Preferred stock redemption charge	—	—	—	5,978
Allocation to unvested restricted stock awards	(11)	—	(23)	(21)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	75,015	67,101	216,628	199,125

Non-revenue-enhancing capital expenditures:
Maintenance building improvements	(1,481)	(935)	(2,414)	(1,739)
Tenant improvements and leasing commissions	(3,739)	(1,844)	(7,611)	(6,011)
Straight-line rent revenue	(5,570)	(5,225)	(20,007)	(19,216)
Straight-line rent expense on ground leases	374	201	1,451	2,814
Capitalized income from development projects	40	50	71	600
Amortization of acquired above and below market leases	(830)	(778)	(2,490)	(2,356)
Amortization of loan fees	2,487	2,470	7,300	7,327
Amortization of debt premiums/discounts	153	112	383	401
Stock compensation	3,729	3,845	11,541	10,412
Allocation to unvested restricted stock awards	28	19	105	67
AFFO attributable to Alexandria’s common stockholders – diluted	$70,206	$65,016	$204,957	$191,424

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income per share attributable to Alexandria’s common stockholders – basic	$0.35	$0.17	$1.08	$0.75
Depreciation and amortization	0.69	0.78	2.13	2.34
Gain on sale of real estate	—	(0.03)	—	(0.03)
Impairment of real estate	—	0.16	—	0.16
Gain on sale of land parcel	—	—	(0.01)	(0.03)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	0.02	0.02	0.06	0.05
FFO	(0.02)	(0.02)	(0.06)	(0.06)
FFO per share attributable to Alexandria’s common stockholders – basic and diluted	1.04	1.08	3.20	3.18
Realized gain on equity investment primarily related to one non-tenant life science entity	—	—	—	(0.09)
Loss on early extinguishment of debt	0.02	—	0.03	0.03
Preferred stock redemption charge	—	—	—	0.10
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	1.06	1.08	3.23	3.22

Non-revenue-enhancing capital expenditures:
Maintenance building improvements	(0.02)	(0.01)	(0.04)	(0.03)
Tenant improvements and leasing commissions	(0.05)	(0.03)	(0.11)	(0.10)
Straight-line rent revenue	(0.08)	(0.08)	(0.30)	(0.31)
Straight-line rent expense on ground leases	0.01	—	0.02	0.05
Amortization of acquired above and below market leases	(0.01)	(0.01)	(0.04)	(0.04)
Amortization of loan fees	0.03	0.03	0.12	0.11
Stock compensation	0.05	0.06	0.17	0.17
Other	—	—	0.01	0.02
AFFO per share attributable to Alexandria’s common stockholders – diluted	$0.99	$1.04	$3.06	$3.09

Adjusted EBITDA and Adjusted EBITDA margins

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use Adjusted EBITDA and Adjusted EBITDA margins to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA is calculated as EBITDA excluding net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels. Adjusted EBITDA margins is the percentage derived from dividing Adjusted EBITDA margins by total revenues. We believe Adjusted EBITDA and Adjusted EBITDA margins provide investors relevant and useful information because they permit investors to view income from our operations on an unleveraged basis before the effects of taxes, non-cash depreciation and amortization, net stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding non-cash charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate, gains or losses on sales of land parcels, impairments of real estate, and impairments of land parcels provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs, and are subject to judgmental inputs and the timing of our decisions.  EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins have limitations as measures of our performance.  EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA margins, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September, 30
(dollars in thousands)	2013	2012	2013	2012
Net income	$32,453	$18,305	$96,027	$76,721
Interest expense – continuing operations	16,171	17,092	50,169	51,240
Depreciation and amortization – continuing operations	49,102	46,584	141,747	139,111
Depreciation and amortization – discontinued operations	—	1,589	930	4,822
EBITDA	97,726	83,570	288,873	271,894
Stock compensation expense	3,729	3,845	11,541	10,412
Loss on early extinguishment of debt	1,432	—	1,992	2,225
(Gain) loss on sale of real estate	—	(1,562)	121	(1,564)
Gain on sale of land parcel	—	—	(772)	(1,864)
Impairment of real estate	—	9,799	—	9,799
Adjusted EBITDA	$102,887	$95,652	$301,755	$290,902

Total revenues	$158,630	$142,850	$463,245	424,154
Adjusted EBITDA margins	65%	67%	65%	69%

Fixed charge coverage ratio

The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of the Company’s ability to satisfy fixed financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees, and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our annual report on Form 10-K, as of December 31, 2012.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
Adjusted EBITDA	$102,887		$95,652	$301,755		$290,902

Interest expense – continuing operations	$16,171		$17,092	$50,169		$51,240
Add: capitalized interest	16,788		16,763	46,499		47,854
Less: amortization of loan fees	(2,487)		(2,470)	(7,300)		(7,327)
Less: amortization of debt premium/discounts	(153)		(112)	(383)		(401)
Cash interest	30,319		31,273	88,985		91,366
Dividends on preferred stock	6,472		6,471	19,414		20,857
Fixed charges	$36,791		$37,744	$108,399		$112,223

Fixed charge coverage ratio – period annualized	2.8	x	2.5x	2.8	x	2.6	x
Fixed charge coverage ratio – trailing 12 months	2.8	x	2.6x	2.8	x	2.6	x

Interest coverage ratio

The interest coverage ratio is the ratio of Adjusted EBITDA to cash interest.  This ratio is useful to investors as an indicator of our ability to service our cash interest obligations.

The following table summarizes the calculation of the interest coverage ratio for the three and nine months ended September 30, 2013 and 2012  (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Adjusted EBITDA	$102,887		$95,652		$301,755		$290,902

Interest expense – continuing operations	$16,171		$17,092		$50,169		$51,240
Add: capitalized interest	16,788		16,763		46,499		47,854
Less: amortization of loan fees	(2,487)		(2,470)		(7,300)		(7,327)
Less: amortization of debt premium/discounts	(153)		(112)		(383)		(401)
Cash interest	$30,319		$31,273		$88,985		$91,366

Interest coverage ratio – period annualized	3.4	x	3.1	x	3.4	x	3.2	x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our leverage.  Net debt is equal to the sum of total debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of September 30, 2013, and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
Secured notes payable	$708,653		$716,144
Unsecured senior notes payable	1,048,190		549,805
Unsecured senior line of credit	14,000		566,000
Unsecured senior bank term loans	1,100,000		1,350,000
Less: cash and cash equivalents	(53,839)		(140,971)
Less: restricted cash	(30,654)		(39,947)
Net debt	$2,786,350		$3,001,031

Adjusted EBITDA (quarter annualized)(1)	$411,548		$408,876
Net debt to Adjusted EBITDA (quarter annualized)(1)	6.8	x	7.3x
Adjusted EBITDA (trailing 12 months)	$403,974		$393,124
Net debt to Adjusted EBITDA (trailing 12 months)	6.9	x	7.6x

(1)
We believe the Adjusted EBITDA and net debt to Adjusted EBITDA for the three months ended September 30, 2013, and December 31, 2012, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

Net debt to gross assets (excluding cash and restricted cash)

Net debt to gross assets (excluding cash and restricted cash) is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is calculated as described in “Net Debt to Adjusted EBITDA.”  Gross assets (excluding cash and restricted cash) are equal to total assets plus accumulated depreciation less cash, cash equivalents, and restricted cash.

The following table summarizes the calculation of net debt to gross assets (excluding cash and restricted cash) as of September 30, 2013, and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Net debt	$2,786,350	$3,001,031

Total assets	$7,358,369	$7,150,116
Add: accumulated depreciation	915,494	875,035
Less: cash and cash equivalents	(53,839)	(140,971)
Less: restricted cash	(30,654)	(39,947)
Gross assets (excluding cash and restricted cash)	$8,189,370	$7,844,233

Net debt to gross assets (excluding cash and restricted cash)	34%	38%

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, plus loss (gain) on early extinguishment of debt, impairment of land parcel, depreciation and amortization, interest expense, and general and administrative expense.  We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects primarily those income and expense items that are incurred at the property level.  Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.  NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that NOI on a cash basis is helpful to investors as an additional measure of the performance of an equity REIT.

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

The following table is a reconciliation of NOI from continuing operations to income from continuing operations and NOI from discontinued operations to income from discontinued operations, the most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Continuing operations	2013	2012	2013	2012
Total revenues	$158,630	$142,850	$463,245	$424,154
Operating expenses	47,742	44,203	139,289	126,758
NOI from continuing operations	110,888	98,647	323,956	297,396
General and administrative	11,666	12,470	35,786	35,125
Interest expense	16,171	17,092	50,169	51,240
Depreciation expense	49,102	46,584	141,747	139,111
Loss on early extinguishment of debt	1,432	—	1,992	2,225
Income from continuing operations, net	$32,517	$22,501	$94,262	$69,695

Same Property NOI

See discussion of Same Properties and reconciliation of NOI to income from continuing operations in “Results of Operations.”

Unencumbered NOI as a percentage of total NOI

Unencumbered NOI as a percentage of total NOI is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations of our unencumbered real estate assets, as it reflects primarily those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered NOI for periods prior to the three months ended September 30, 2013, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unencumbered NOI	$76,864	$71,349	$223,491	$212,371
Encumbered NOI	34,024	27,298	100,465	85,025
Total NOI from continuing operations	$110,888	$98,647	$323,956	$297,396

Unencumbered NOI as a percentage of total NOI	69%	72%	69%	71%

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	As of September 30, 2013	As of December 31, 2012
Annualized impact to future earnings due to variable rate debt:
Rate increase of 1%	$(5,313)	$(5,870)
Rate decrease of 1%	$2,056	$1,101
Effect on fair value of secured debt:
Rate increase of 1%	$(27,053)	$(37,146)
Rate decrease of 1%	$21,730	$27,260

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect on September 30, 2013.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

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

	As of September 30, 2013	As of December 31, 2012
Equity price risk:
Increase in fair value of 10%	$12,916	$11,505
Decrease in fair value of 10%	$(12,916)	$(11,505)

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

	As of September 30, 2013	As of December 31, 2012
Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(76)	$(29)
Decrease in foreign currency exchange rate of 10%	$76	$29

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2013, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our life science industry client tenants are subject to a number of risks unique to the life science industry, including (i) high levels of regulation, (ii) safety and efficacy of their products, (iii) significant funding requirements for product research and development, and (iv) changes in technology, patent expiration and intellectual property protection. These risks, including the following, may adversely affect their ability to make rental payments to us or satisfy their other lease obligations, and consequently, may materially adversely affect our business, results of operations, financial condition, and stock price:

High levels of regulation

•
Drugs that are developed and manufactured by some of our client tenants require regulatory approval, including the approval of the U.S. Food and Drug Administration, prior to being made, marketed, sold, and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires validation through clinical trials and the use of substantial resources, and is often unpredictable. A client tenant may fail to obtain or experience significant delays in obtaining these approvals. Even if they obtain regulatory approvals, marketed products will be subject to ongoing regulatory review and potential loss of approvals.

•
The ability of some of our client tenants to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. Additionally, reimbursements may decrease in the future.

Safety and efficacy of their products

•	Some of our client tenants developing potential products may find that their products are not effective, or may even be harmful, when tested in humans.

•
Some of our client tenants are dependent upon the commercial success of certain lead products. Even if a product made by a client tenant is successfully developed, proven safe and effective in human clinical trials, and the requisite regulatory approvals are obtained, subsequent discovery of safety issues with these products could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, loss of approval, withdrawal of products from the market and the imposition of fines or criminal penalties.

•	A drug made by a client tenant may not be well accepted by doctors and patients, or may be less effective or accepted than a competitor’s drug, even if it is successfully developed.

•
The negative results of safety signals arising from the clinical trials of the competitors of our client tenants may prompt regulatory agencies to take actions that may adversely affect the clinical trials or products of our client tenants.

Significant funding requirements for product research and development

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

•	Some of our client tenants may not be able to successfully manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•	Marketed products also face commercialization risk, and client tenants may never realize projected levels of product utilization or revenues.

•	Negative news regarding the products, clinical trials or other business developments of our client tenants may cause their stock prices or credit profile to deteriorate.

Changes in technology, patent expiration and intellectual property protection

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

We cannot assure our stockholders that our client tenants will be able to develop, make, market, or sell their products and technologies due to the risks inherent in the life science industry. Any client tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us or satisfying their other lease obligations to us. Such risks may also decrease the credit quality of our tenant clients, or cause us to expend more funds and resources on the space leased by these client tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our tenant clients may cause us to achieve lower than expected yields on the space leased by these client tenants. Negative news relating to our more significant client tenants may also adversely impact our stock price.

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

In May 2013, the securities markets began interpreting comments by members of the Federal Reserve, including its chairman, that its quantitative easing would begin to be reduced sometime in 2013. The Federal Reserve has since articulated that the so-called “tapering” of quantitative easing could begin in the near future and may cease entirely by mid-2014, depending upon the Federal Reserve's assessment of the performance of the U.S. economy. Because of expectations for near-term tapering of quantitative easing, the markets experienced an abrupt transition to higher long-term interest rates in May and June 2013, and market interest rates may continue to rise if the Federal Reserve follows through with its current tapering policy. Increases in market interest rates would increase our interest expense under our unhedged variable-rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of August 30, 2013, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Barclays Bank PLC, Capital One, N.A., Compass Bank, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, and The Royal Bank of Scotland PLC, as Co-Documentation Agents.

10.2
Amended and Restated Term Loan Agreement, dated as of August 30, 2013, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Barclays Bank PLC, Capital One, N.A., Compass Bank, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Book Runners.

10.3
Second Amended and Restated Term Loan Agreement, dated as of July 26, 2013, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Citibank, N.A., as Administrative Agent, Royal Bank of Canada and The Royal Bank of Scotland PLC, as Co-Syndication Agents, The Bank of Nova Scotia and Compass Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Running Managers.

10.4
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of August 30, 2013, among the Company and Alexandria Real Estate Equities, L.P., as Credit Parties, Citibank, N.A., as Administrative Agent, Royal Bank of Canada and The Royal Bank of Scotland PLC, as Co-Syndication Agents, The Bank of Nova Scotia and Compass Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Running Managers.

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
101
The following materials from the Company’s quarterly report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2013 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*)         Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2013.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)