Form 10-K
period 2013-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2014-03-03
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $4.6 billion based on the closing price for such shares on the New York Stock Exchange on June 28, 2013.

As of February 20, 2014, 71,641,272 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 29, 2014.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

PART I

Certain information and statements included in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” or “guidance,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the description of risks and uncertainties in “Item 1A. Risk Factors” in this annual report on Form 10-K.  Additional information regarding risk factors that may affect us is included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.  Readers of our annual report on Form 10-K should also read our Securities and Exchange Commission (“SEC”) and other publicly filed documents for further discussion regarding such factors.

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.  The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.  References to “GAAP” used herein refer to United States generally accepted accounting principles.

ITEM 1. BUSINESS

Overview

We are a self-administered and self-managed real estate investment trust (“REIT”).  We are the largest and leading REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry. Founded in 1994, Alexandria pioneered the laboratory/office niche and has become the leading life science real estate brand and dominant market presence in the top life science clusters, including Greater Boston, the San Francisco Bay Area, San Diego, Greater New York City, Maryland, Seattle, and Research Triangle Park. Alexandria manages its properties through fully integrated regional and life science teams with unparalleled real estate and life science expertise. As the Landlord of Choice to the Life Science Industry®, Alexandria is known for its high-quality and diverse client tenant base. Our high-credit client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States (“U.S.”) government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies. Alexandria has a proven and superior track record of developing Class A laboratory/office assets focused primarily in key urban science and technology center campuses in AAA cluster locations adjacent to leading academic medical research centers, and offering highly creative amenities that drive client tenant productivity and foster innovation. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term value. We executed our initial public offering in 1997 and received our investment-grade ratings in 2011.

As of December 31, 2013, Alexandria’s asset base consisted of 30.9 million square feet, including 17.5 million rentable square feet (“RSF”) of operating and value-creation development/redevelopment assets, as well as land supporting an additional 13.4 million square feet of ground-up development projects. The occupancy percentage of our operating properties was approximately 94.4% as of December 31, 2013.  Investment-grade client tenants represented 51% of our total annualized base rent (“ABR”) as of December 31, 2013.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

Business objective and strategies

Our primary business objective is to maximize long-term asset value based on a multifaceted platform of internal and external growth. Key elements of our strategy are our consistent focus on Class A laboratory/office assets and operations focused primarily in key urban science and technology center campuses in AAA life science cluster locations adjacent to life science entities driving growth and technological advances within each cluster. These key urban science and technology center campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, and a limited supply of available space. They represent highly desirable locations for tenancy by life science entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad life science and real estate relationships in order to identify and attract new and leading life science client tenants and to source additional value-creation real estate.

The following chart summarizes the growth of the ABR of our assets in our key cluster submarkets:

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

Acquisitions

We seek to identify and acquire high-quality life science properties in our target life science cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective property or properties, including:

•	Adjacency to centers of innovation and technological advances;

•	Location of the property and our strategy in the relevant market;

•	Quality of existing and prospective client tenants;

•	Condition and capacity of the building infrastructure;

•	Quality and generic characteristics of the laboratory facilities;

•	Physical condition of the structure and common area improvements;

•	Opportunities available for leasing vacant space and for re-tenanting occupied space;

•	Availability of land for future ground-up development of new laboratory/office space; and

•	Opportunities to redevelop existing space into higher-rent, generic, and reusable laboratory/office space.

Development

A key component of our long-term business model is ground-up development projects. Our development strategy is primarily to pursue selective projects with significant pre-leasing where we expect to achieve appropriate investment returns and generally match a source of funds for this use. Our ground-up development projects focus primarily on investment in generic and reusable laboratory/office improvements, rather than tenant-specific improvements.

Redevelopment

Another key component of our long-term business model is the redevelopment of existing office, warehouse, or shell space into generic and reusable laboratory/office space that can be leased at higher rates. Our redevelopment strategy includes significant pre-leasing of certain projects prior to the commencement of redevelopment.

Balance sheet and financial strategy

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of life science properties, as well as management of our balance sheet. In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution by:

•	Maintaining significant liquidity through borrowing capacity under our unsecured senior line of credit, available commitments under secured construction loans, and cash and cash equivalents;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining low to modest leverage;

•	Minimizing variable interest rate risk;

•	Maintaining strong and stable operating cash flows;

•	Renewing existing client tenant space at higher rental rates to the extent possible;

•	Minimizing tenant improvement costs;

•	Improving investment returns through leasing of vacant space and replacing existing client tenants with new client tenants at higher rental rates;

•	Maintaining solid occupancy while also maintaining high lease rental rates;

•	Realizing contractual rental rate escalations, which are currently provided for in approximately 95% of our leases (on an RSF basis);

•	Implementing effective cost control measures, including negotiating pass-through provisions in client tenant leases for operating expenses and certain capital expenditures;

•	Selectively selling real estate assets, primarily non-income-producing land parcels;

•	Selectively acquiring high-quality life science properties in our target life science cluster markets at prices that enable us to realize attractive returns;

•	Selectively developing properties in our target life science cluster markets; and

•
Selectively redeveloping existing office, warehouse, or shell space, or newly acquired properties, into generic laboratory/office space that can be leased at higher rental rates in our target life science cluster markets.

Client tenants

Key Information	December 31, 2013
Total leases	527
Total client tenants	425
Total properties	180
Single-tenant properties	79
Percentage of single-tenant properties	43.9%

Percentage of aggregate ABR from three largest client tenants:
Novartis AG	6.7%
Illumina, Inc.	3.9%
New York University	3.8%
Total percentage of aggregate ABR from three largest client tenants	14.4%

Competition

In general, other life science properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rents that we can earn. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, and owners/occupants. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a client tenant or the geographic concentration of their investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances, in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. However, we believe we have differentiated ourselves from our competitors, as we are the first publicly traded REIT to focus primarily on the life science real estate niche; we are the largest owner, manager, and developer of life science properties, in key life science markets; and we have the most important relationships in the life science industry. See “Item 1A. Risk Factors – We may be unable to identify and complete acquisitions and successfully operate required properties” and “Item 1A. Risk Factors – We face substantial competition in our target markets.”

Financial information about our operating segment

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements for information about our operating segment.

Regulation

General

Properties in our markets are subject to various laws, ordinances, and regulations, including regulations relating to common areas. We believe we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to incur substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. See “Item 1A. Risk Factors - We may incur significant costs complying with the Americans with Disabilities Act and similar laws.”

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

In addition, some of our client tenants routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our client tenants, and potentially us, to liability resulting from these activities or from previous uses of those properties. Environmental liabilities could also affect a client tenant’s ability to make rental payments to us. We require our client tenants to comply with these environmental laws and regulations. See “Item 1A. Risk Factors - We could be held liable for damages resulting from our client tenants’ use of hazardous materials.”

Independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties, and do not generally include soil samplings, subsurface investigations, or an asbestos survey. To date, these assessments have not revealed any material environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations. Nevertheless, it is possible that the assessments on our properties have not revealed all environmental conditions, liabilities, or compliance concerns, which may have arisen after the review was completed or may arise in the future; and future laws, ordinances, or regulations may impose material additional environmental liability. See “Item 1A. Risk Factors - We may incur significant costs complying with environmental laws.”

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties. We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage, and industry practice. In the opinion of management, the properties in our portfolio are currently adequately insured. In addition, we have obtained earthquake insurance for certain properties located in the vicinity of known active earthquake faults. We also carry environmental remediation insurance and title insurance on our properties. We generally obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property. See “Item 1A. Risk Factors – Our insurance may not adequately cover all potential losses.”

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The current charters of our Board of Directors’ Audit, Compensation, and Nominating & Governance Committees, along with the Company’s corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-Compliance (the “Business Integrity Policy”), are available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and New York Stock Exchange (“NYSE”) requirements. Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2013, we had 215 full-time employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

The following risk factors may adversely affect our overall business, financial condition, results of operations, cash flow, ability to make distributions to our stockholders, access to capital, or the market price of our common stock, as further described in each risk factor below.  In addition to the information set forth in this annual report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC.  Those risk factors could materially affect our overall business, financial condition, results of operations, cash flow, ability to make distributions to our stockholders, access to capital, or the market price of our common stock.  The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations.

A global financial crisis, high structural unemployment, and other events or circumstances beyond the control of the Company may adversely affect its industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2013, the economy showed signs of improvement, but recovery has been slow and volatile. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook. Additionally, job growth remains sluggish, and sustained high unemployment can further hinder economic growth.

Recent financial and economic trouble in emerging-market economies may adversely impact the U.S. and global economies.

Since the beginning of 2014, several emerging-market economies, including Argentina, Venezuela, Ukraine, Hungary, and Thailand are experiencing severe economic and political turmoil. Other emerging economies, including India, Indonesia, Brazil, Turkey, and South Africa are also reporting significant economic issues including fiscal deficits, falling growth rates, above target-inflation and political uncertainty from upcoming legislative and/or presidential elections. It is not possible to predict whether this economic and political turmoil might negatively impact the developed economies around the world, including the U.S. If these macro-economic and political issues are not managed appropriately, they could lead to currency, sovereign debt or banking crises and other financial turmoil and uncertainty. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Negative impact on economic growth resulting from the combination of federal income tax increases, debt policy, and government spending restrictions may adversely affect our results of operations.

Global macroeconomic conditions affect our client tenants’ businesses. Developments such as the recent recession and instability in the banking and government sectors of the U.S. and Europe, and/or the negative impact on economic growth resulting from the combination of government tax increases, debt policy, and spending restrictions, may have an adverse effect on our revenue growth and profitability. Volatile, negative, or uncertain economic conditions could undermine business confidence in our significant markets or in other markets and cause our client tenants to reduce or defer their spending, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographic regions in which we operate and the industries we serve may in the future affect demand for our services. A material portion of our revenues and profitability is derived from our client tenants in North America. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and spending plans. Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations. These risks may impact our overall liquidity, our borrowing costs, or the market price of our common stock.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

The Budget Control Act of 2011 provides for a reduction of $1.1 trillion of U.S. federal government discretionary spending over the next decade through a series of automatic across-the-board spending cuts known as sequestration. Although the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, delayed the effective date of sequestration to provide an additional opportunity for the U.S. Congress and the President to agree on alternative deficit reduction options, sequestration went into effect on March 1, 2013, and will remain in effect in the absence of further legislative action.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. U.S. federal debt is expected to reach the current debt ceiling in the coming months. The U.S. Congress has authority to raise the debt ceiling, and has done so in the past. For example, in 2011, the U.S. Congress raised the debt ceiling by enacting the Budget Control Act of 2011, resulting in sequestration and the lowering of the credit rating of the U.S. federal government. More recently, the U.S. Congress temporarily increased the debt ceiling following a partial shutdown of the U.S. federal government in October 2013. Absent an increase in, or suspensions to, the debt ceiling in 2014, the U.S. federal government may partially shut down again and/or default on its existing loans as a result of reaching the debt ceiling.

An inability of the U.S. federal government to manage its fiscal matters, reduce the duration and scope of sequestration, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly reduce economic activity. Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our client tenants. If economic conditions severely deteriorate as a result of government fiscal gridlock, our ability to lease space to our client tenants may be significantly impacted.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition, and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with sovereign debt conditions in Europe, have increased the possibility of additional downgrades of sovereign credit ratings and economic slowdowns. Although U.S. lawmakers had passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, certain European nations have recently experienced varying degrees of financial stress, including Greece, Ireland, Italy, Portugal, and Spain. Despite assistance packages to Greece, Ireland, Portugal, and Spain, and the creation of the European Financial Stability Facility and the European Financial Stabilisation Mechanism, we do not know whether the recent sovereign financial difficulties within the European Union governments will reemerge with a higher degree of negative impact to the financial markets. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union peripheral nations have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. There can be no assurance that government or other measures to aid economic recovery will be effective. These developments, and the U.S. government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Monetary policy actions by the Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

In recent years, various monetary policies undertaken by the Federal Reserve have involved quantitative easing, which involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets with longer maturities than short-term government bonds. Among other things, quantitative easing is intended to create or maintain a low-interest-rate environment and to stimulate economic activity.

In May 2013, the financial markets began interpreting comments by members of the Federal Reserve, including its chairman, that its quantitative easing would begin to be reduced sometime in 2013. The Federal Reserve commenced the so-called “tapering” of quantitative easing in January 2014 and may cease quantitative easing entirely in 2014, depending upon, among other factors, the Federal Reserve’s assessment of the performance of the U.S. economy. Because of expectations for near-term tapering of quantitative easing, the markets experienced an abrupt transition to higher long-term interest rates in May and June 2013, and market interest rates may continue to rise if the Federal Reserve follows through with its current tapering policy. Increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

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

The rule-making and administrative efforts have focused principally on the areas perceived as having contributed to the financial crisis, including banking, investment banking, securities regulation, and real estate finance, with spillover impacts on many other areas.  These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry and many other businesses that is unprecedented in the U.S. at least since the wave of lawmaking, regulatory reform, and government reorganization that followed the Great Depression.

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

This high degree of regulatory uncertainty, coupled with considerable additional uncertainty regarding the underlying condition and prospects of global, domestic, and local economies, has created a business environment that makes business planning and projections even more uncertain than is ordinarily the case for businesses in the financial and real estate sectors.

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

Although we have not been as directly affected by the wave of new legislation and regulation as banks and investment banks, we may also be adversely affected by new or amended laws or regulations; by changes in federal, state, or foreign tax laws and regulations; and by changes in the interpretation or enforcement of existing laws and regulations.  In the U.S., the financial crisis and continuing economic slowdown prompted a variety of legislative, regulatory, and accounting profession responses.

The federal legislative response culminated in the enactment on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Dodd-Frank Act contains far-reaching provisions that substantially revise, or provide for the revision of, longstanding, fundamental rules governing the banking and investment banking industries, and provide for the broad restructuring of the regulatory authorities in these areas.  The Dodd-Frank Act has resulted in, and is expected to continue to result in, profound changes in the ground rules for financial business activities in the U.S.

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear.  Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rule making by regulatory authorities.  While we do not currently expect the Dodd-Frank Act to have a significant direct effect on us, the Dodd-Frank Act’s impact on us may not be known for an extended period of time.  The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable.  The Dodd-Frank Act also has resulted in, and is expected to continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry may adversely affect our results of operations.

The enactment of the Dodd-Frank Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that have required, and continue to require, the SEC to adopt additional rules and regulations in these areas. For example, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, provisions of the Dodd-Frank Act that directly affect other participants in the real estate and capital markets, such as banks, investment funds, and interest rate hedge providers, could have indirect, but material, impacts on our business that cannot now be predicted. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business.

Changes in the system for establishing U.S. accounting standards may result in adverse fluctuations in our reported asset and liability values and earnings, and may materially and adversely affect our reported results of operations.

Accounting for public companies in the U.S. has historically been conducted in accordance with GAAP as established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies.  The International Accounting Standards Board (“IASB”) is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards (“IFRS”).  IFRS generally reflects accounting practices that prevail in Europe and in developed nations in other parts of the world.

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

The SEC released a final report on its IFRS work plan, which indicates the SEC still needs to analyze and consider whether IFRS should be incorporated into the U.S. financial reporting system.  It is unclear at this time how and when the SEC will propose that GAAP and IFRS be harmonized if the decision to incorporate is adopted.  In addition, incorporating a new method of accounting and adopting IFRS will be a complex undertaking.  We may need to develop new systems and controls based on the principles of IFRS.  Since these are new endeavors, and the precise requirements of the pronouncements ultimately adopted are not now known, the magnitude of costs associated with this conversion is uncertain.

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

Certain debt agreements, including those related to our unsecured senior line of credit and unsecured senior bank term loans, contain financial covenants whose calculations are based on current GAAP. Our unsecured senior notes payable contain financial covenants that are calculated based on GAAP at the date the bonds were issued. Our unsecured senior line of credit and unsecured senior bank term loan agreements provide that our financial debt covenants be renegotiated in good faith to preserve the original intent of the existing financial covenant when such covenant is affected by an accounting standard change. For those debt agreements that require the renegotiation of financial covenants upon changes in accounting standards, there is no assurance that we will be successful in such negotiations or that the renegotiated covenants will not be more restrictive to us.

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

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time. Sales of substantial amounts of capital stock (including the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock.

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

Many of the factors listed above are beyond our control. These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business, or prospects.

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

•
We may be subject to a significant increase in the variable interest rates on our unsecured senior line of credit and unsecured senior bank term loans and certain other borrowings, which could adversely impact our cash flows and operations; and

•	The terms of our debt obligations may require a reduction in our distributions to stockholders.

We may not be able to refinance our debt and/or our debt may not be assumable.

Due to the high volume of real estate debt financing in recent years, the real estate industry may require more funds to refinance debt maturities than are available from lenders. This potential shortage of available funds from lenders and stricter credit underwriting guidelines may limit our ability to refinance our debt as it matures, our cash flows, or our ability to make distributions to our stockholders, or may adversely affect our financial condition, our results of operations, and the market price of our common stock.

Adverse changes in our credit ratings could negatively affect our financing ability.

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

Aggregate unsecured borrowings under our unsecured senior line of credit and unsecured senior bank term loans are limited to an amount based primarily on the net operating income (“NOI”) derived from a pool of unencumbered properties and the cost basis of certain of our land and construction projects and compliance with certain financial and non-financial covenants. Borrowings under our unsecured senior line of credit and unsecured senior bank term loans are funded by a group of banks. Our ability to borrow additional amounts under our unsecured senior line of credit and unsecured senior bank term loans may be negatively impacted by a decrease in cash flows from our properties, a default or cross-default under our unsecured senior line of credit and unsecured senior bank term loans, non-compliance with one or more loan covenants, and non-performance or failure of one or more lenders under our unsecured senior line of credit and unsecured senior bank term loans. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured senior line of credit or unsecured senior bank term loans. Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured senior line of credit or unsecured senior bank term loans may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rule-making proceedings. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping requirements, and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until all regulations have been adopted by the SEC and the Commodity Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of hedge counterparties available to us.

The conversion rights of our convertible preferred stock may be detrimental to holders of common stock.

As of December 31, 2013, we had $250.0 million outstanding of our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”). Shares of Series D Convertible Preferred Stock may be converted into shares of our common stock, subject to certain conditions. As of December 31, 2013, the conversion rate for the Series D Convertible Preferred Stock was 0.2480 shares of our common stock per $25.00 liquidation preference, which was equivalent to a conversion price of approximately $100.81 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. In addition, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares.

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

Our organizational documents do not limit the amount of funds that we may invest in non-wholly owned partnerships, limited liability companies, or joint ventures. Partnership, limited liability company, or joint venture investments involve certain risks, including, but not limited to:

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

We generally seek to maintain control of our partnerships, limited liability companies, and joint ventures sufficient to permit us to achieve our business objectives. However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow, or ability to make distributions to our stockholders, or the market price of our common stock.

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

In addition, if a lease at a property is not a triple net lease, we will have greater expenses associated with that property and greater exposure to increases in such expenses. Significant expenditures, such as mortgage payments, real estate taxes and insurance, and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

Our distributions to stockholders may decline at any time.

We may not continue our current level of distributions to our stockholders. Our Board of Directors will determine future distributions based on a number of factors, including:

•	The amount of cash provided by operating activities available for distribution;

•	Our financial condition and capital requirements;

•	Any decision to reinvest funds rather than to distribute such funds;

•	Our capital expenditures;

•	The annual distribution requirements under the REIT provisions of the Internal Revenue Code;

•	Restrictions under Maryland law; and

•	Other factors our Board of Directors deems relevant.

A reduction in distributions to stockholders may negatively impact our stock price.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our Board of Directors may determine in the future to pay dividends on our common stock in cash, shares of our common stock, or a combination of cash and shares of our common stock. For example, we may declare dividends payable in cash or stock at the election of each stockholder, subject to a limit on the aggregate cash that could be paid. Any such dividend would be distributed in a manner intended to count in full toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction. While the Internal Revenue Service (“IRS”) privately has ruled that such a dividend would so qualify if certain requirements are met, no assurances can be provided that the IRS would not assert a contrary position in the future. Moreover, a reduction in the cash yield on our common stock may negatively impact our stock price.

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

•	Acquired properties may be subject to reassessment, which may result in higher-than-expected property tax payments;

•	Market conditions may result in higher-than-expected vacancy rates and lower-than-expected rental rates; and

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

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flows, ability to make distributions to our stockholders, and ability to satisfy our debt service obligations, and the market price of our common stock, could be materially adversely affected.

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.

We may pursue selective acquisitions of properties in markets where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the markets, such as the risk of not correctly anticipating conditions or trends in a new market and therefore not being able to generate profit from the acquired property. If this occurs, it could adversely affect our financial position, results of operations, cash flows, ability to make distributions to our stockholders, and ability to satisfy our debt service obligations, and the market price of our common stock.

The acquisition of new properties or the development of new properties may give rise to difficulties in predicting revenue potential.

We may continue to acquire additional properties and may seek to develop our existing land holdings strategically as warranted by market conditions. These acquisitions and developments could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, lease commencement dates, operating costs, or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties acquired or developed by us will increase or be maintained under our management.

We may fail to obtain the financial results expected from development or redevelopment projects.
There are significant risks associated with development and redevelopment projects, including the possibility that:

•	We may not complete development or redevelopment projects on schedule or within budgeted amounts;

•	We may be unable to lease development or redevelopment projects on schedule or within budgeted amounts;

•	We may expend funds on and devote management’s time to development and redevelopment projects that we may not complete;

•	We may abandon development or redevelopment projects after we begin to explore them and as a result we may lose deposits or fail to recover costs already incurred;

•	Market and economic conditions may result in lower-than-expected rental rates;

•
We may face higher operating costs than we anticipated for development or redevelopment projects, including insurance premiums, utilities, real estate taxes, and costs of complying with changes in government regulations;

•	We may face higher requirements for capital improvements than we anticipated for development or redevelopment projects, particularly in older structures;

•	We may be unable to proceed with development or redevelopment projects because we cannot obtain debt and/or equity financing on favorable terms or at all;

•
We may fail to retain tenants that have pre-leased our development or redevelopment projects if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications;

•
The bankruptcy or insolvency of tenants that have pre-leased our development or redevelopment projects may adversely affect the income produced by and the value of our properties; or may require us to change the scope of the project, potentially resulting in higher construction costs and lower financial returns;

•	We may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation or severe weather conditions;

•	We may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required government permits and authorizations; and

•
Development or redevelopment projects may have defects we do not discover through our inspection processes, including latent defects that may not reveal themselves until many years after we put a property in service.

The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, financial condition, results of operations, cash flows, ability to make distributions to our stockholders, the market price of our common stock, and our ability to satisfy our debt service obligations could be materially adversely affected.

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

As of December 31, 2013, we held ground lease obligations that included leases for 29 properties that accounted for approximately 16% of our total number of properties and two land development parcels. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $8.9 million at December 31, 2013, our ground lease obligations have remaining lease terms generally ranging from 40 to 100 years, including extension options. If we default under the terms of any particular ground lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations and pay distributions to our stockholders, as well as the market price of our common stock.

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

Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2013, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes and insurance, common area, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our client tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective client tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

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

Poor economic conditions in our markets could adversely affect our business.

Our properties are primarily located in the following markets:

•	Greater Boston;

•	San Francisco Bay Area;

•	San Diego;

•	Greater New York City;

•	Maryland;

•	Seattle;

•	Research Triangle Park; and

•	Canada.

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

In general, our business strategy is to invest primarily in properties used by client tenants in the life science industry. Our business could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis or if the life science industry migrates from the U.S. to other countries. Because of our industry focus, events within the life science industry may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular life science industry client tenant and could require modification before we are able to re-lease vacant space to another life science industry client tenant. Generally, our properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations.

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

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a client tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease. Also, if our client tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space. Even if client tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms. Consequently, we could generate less cash flow from the affected properties than expected, which could negatively impact our business. We may have to divert cash flow generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.

Our life science industry client tenants are subject to a number of risks unique to the life science industry, including (i) high levels of regulation, (ii) failures in the safety and efficacy of their products, (iii) significant funding requirements for product research and development, and (iv) changes in technology, patent expiration, and intellectual property protection. These risks, including the following, may adversely affect their ability to make rental payments to us or satisfy their other lease obligations, and consequently, may materially adversely affect our business, results of operations, financial condition, and stock price.

High levels of regulation

•
Drugs that are developed and manufactured by some of our client tenants require regulatory approval, including the approval of the U.S. Food and Drug Administration (“FDA”), prior to being made, marketed, sold, and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires validation through clinical trials and the use of substantial resources, and is often unpredictable. A client tenant may fail to obtain or may experience significant delays in obtaining these approvals. Even if the client tenant obtains regulatory approvals, marketed products will be subject to ongoing regulatory review and potential loss of approvals.

•
The ability of some of our client tenants to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by government authorities, private health insurers, and other third-party payers. Additionally, reimbursements may decrease in the future.

Failures in the safety and efficacy of their products

•	Some of our client tenants developing potential products may find that their products are not effective, or even are harmful, when tested in humans.

•
Some of our client tenants are dependent upon the commercial success of certain products. Even if a product made by a client tenant is successfully developed and proven safe and effective in human clinical trials, and the requisite regulatory approvals are obtained, subsequent discovery of safety issues with these products could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, loss of approval, withdrawal of products from the market, and the imposition of fines or criminal penalties.

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

•	Some of our client tenants may not be able to successfully manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•	Marketed products also face commercialization risk, and client tenants may never realize projected levels of product utilization or revenues.

•	Negative news regarding the products, the clinical trials, or other business developments of our client tenants may cause their stock price or credit profile to deteriorate.

Changes in technology, patent expiration, and intellectual property protection

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

We cannot assure our stockholders that our client tenants will be able to develop, make, market, or sell their products and technologies due to the risks inherent in the life science industry. Any client tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us or satisfying their other lease obligations to us. Such risks may also decrease the credit quality of our client tenants, or cause us to expend more funds and resources on the space leased by these client tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our client tenants may cause us to achieve lower-than-expected yields on the space leased by these client tenants. Negative news relating to our more significant client tenants may also adversely impact our stock price.

Government changes to the healthcare system may have a negative impact on the pricing of drugs, cost of healthcare coverage, and reimbursement of healthcare services and products.

Life science entities are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many critical activities of life science and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of life science industry products depend, in part, on the availability and amount of reimbursement by third-party payers, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payers of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our client tenants’ businesses and our business.

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

U.S. government client tenants may not receive government funding, which could hinder their ability to pay us.

U.S. government tenants are subject to government funding. If one of our U.S. government tenants fails to receive its government funding, we may not be able to collect rental amounts due to us. In addition, recent budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the NIH. For instance, the NIH budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011 that became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets. Any shift away from the funding of life sciences research and development, or delays surrounding the approval of government budget proposals, may cause our client tenants to default on rental payments, or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. In addition, defaults under leases with U.S. federal government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2013, leases with U.S. government tenants at our properties accounted for approximately 3.6% of our aggregate ABR.

Some of our client tenants may be subject to increasing government price controls and other healthcare cost-containment measures.

Government healthcare cost-containment measures can significantly affect our client tenants’ revenue and profitability. In many countries outside the U.S., government agencies strictly control, directly or indirectly, the prices at which our pharmaceutical industry client tenants’ products are sold. In the U.S., our pharmaceutical industry client tenants are subject to substantial pricing pressures from state Medicaid programs and private insurance programs and pharmacy benefit managers, and implementation of the recently enacted U.S. healthcare reform legislation is increasing these pricing pressures. In addition, many state legislative proposals could further negatively affect pricing and/or reimbursement for our pharmaceutical industry client tenants’ products. We anticipate pricing pressures from both governments and private payers inside and outside the U.S. to become more severe over time.

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

Although we review the physical condition of our properties before they are acquired, as they are developed and redeveloped, any of our properties may have characteristics or deficiencies unknown to us that could adversely affect the property’s value or revenue potential.

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

Under environmental laws and regulations, we may have to pay government entities or third parties for property damage and for investigation and cleanup costs incurred by those parties relating to contaminated properties regardless of whether we knew of or caused the contamination. Even if more than one party was responsible for the contamination, we may be held responsible for all of the cleanup costs. In addition, third parties may sue us for damages and costs resulting from environmental contamination, or jointly responsible parties may contest their responsibility or be financially unable to pay their share of such costs.

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

Environmental laws and regulations also require the removal or upgrading of certain underground storage tanks and regulate:

•	The discharge of stormwater, wastewater, and any water pollutants;

•	The emission of air pollutants;

•	The generation, management, and disposal of hazardous or toxic chemicals, substances, or wastes; and

•	Workplace health and safety.

Many of our client tenants routinely handle hazardous substances and wastes as part of their operations at our properties. Environmental laws and regulations subject our client tenants, and potentially us, to liability resulting from these activities. Environmental liabilities could also affect a client tenant’s ability to make rental payments to us. We require our client tenants to comply with these environmental laws and regulations and to indemnify us against any related liabilities.

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

If we experience a loss at any of our properties that is not covered by insurance, that exceeds our insurance policy limits, or that is subject to a policy deductible, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties. We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties. We have obtained earthquake insurance for our properties that are located in the vicinity of active earthquake faults. We also carry environmental remediation insurance and have title insurance policies for our properties. We generally obtain our title insurance policies when we acquire the property; each policy covers an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the covered property.

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

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for laboratory/office space at our properties or result in our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

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

Terrorist attacks such as those that took place on September 11, 2001, could have a material adverse impact on our business, our operating results, and the market price of our common stock. Future terrorist attacks may result in declining economic activity, which could reduce the demand for and the value of our properties. To the extent that future terrorist attacks impact our client tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.

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

In order for us to maintain our qualification as a REIT, among other things, our charter provides for an ownership limit, which prohibits, with certain exceptions, direct or constructive ownership of shares of stock representing more than 9.8% of the combined total value of our outstanding shares of stock by any person, as defined in our charter. Our Board of Directors, in its sole discretion, may waive the ownership limit for any person. However, our Board of Directors may not grant such waiver if, after giving effect to such waiver, we would be “closely held” under section 856(h) of the Internal Revenue Code. As a condition to waiving the ownership limit, our Board of Directors may require a ruling from the IRS or an opinion of counsel in order to determine our status as a REIT. Notwithstanding the receipt of any such ruling or opinion, our Board of Directors may impose such conditions or restrictions as it deems appropriate in connection with granting a waiver.

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

As authorized by Maryland law, our charter allows our Board of Directors to cause us to issue additional authorized but unissued shares of our common stock or preferred stock and to classify or reclassify unissued shares of common or preferred stock without any stockholder approval. Our Board of Directors could establish a series of preferred stock that could delay, defer, or prevent a transaction that might involve a premium price for our common stock or that might, for other reasons, be desired by our common stockholders, or a series of preferred stock that has a dividend preference that may adversely affect our ability to pay dividends on our common stock.

Our charter permits the removal of a director only upon a two-thirds majority of the votes entitled to be cast generally in the election of directors, and our bylaws require advance notice of a stockholder’s intention to nominate directors or to present business for consideration by stockholders at an annual meeting of our stockholders. Our charter and bylaws also contain other provisions that may delay, defer, or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

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

From time to time, we may have significant cash balances that we invest in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include (either directly or indirectly) obligations (including certificates of deposit) of banks, money market funds, treasury bank securities, and other short-term securities. Investments in these securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of these securities or funds at less than par value. A decline in the value of our investments or delay or suspension of our right to redeem them may have a material adverse effect on our results of operations or financial condition and our ability to pay our obligations as they become due.

We have certain ownership interests outside the U.S. that may subject us to risks different from or greater than those associated with our domestic operations.

We have five operating properties in Canada as well as five operating properties and four development/redevelopment projects in Asia.  Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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

Our foreign investments are subject to taxation in foreign jurisdictions based on existing international tax treaties. We have invested in foreign markets under the assumption that our future earnings in each of those countries will be taxed at the current prevailing income tax rates. There are no guarantees that foreign governments will continue to honor existing tax treaties which we have relied upon for our foreign investments, or that the current income tax rates will not increase significantly, thus impacting our ability to repatriate our foreign investments and related earnings.

Investments in international markets may also subject us to risks associated with establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”) and similar foreign laws and regulations. The FCPA and similar applicable anti-corruption laws prohibit individuals and entities from corruptly offering, promising, authorizing, or providing payments or anything of value, directly or indirectly, to government officials in order to obtain, retain, or direct business.  Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations or the value of our international investments. In addition, if we fail to effectively manage our international operations, our overall financial condition, results of operations, and cash flow, and the market price of our common stock, could be adversely affected.

Further, we may in the future enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution rules of, another country or region. In some cases, such a country or region might not have a forum that provides us an effective or efficient means for resolving disputes that may arise under these agreements.

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

Security breaches through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or other methods, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including client tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including client tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems. They also may be critical to the operations of certain of our client tenants. Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we have not experienced a cyber-attack or cyber-intrusion, we may be unable to anticipate or to implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

•	Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our client tenants;

•	Result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;

•	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

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

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”) may adversely affect interest expense related to outstanding debt.

We hold certain instruments in our debt profile on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with a number of their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

On September 28, 2012, British regulators published a report on the review of LIBOR. The report concluded that LIBOR should be retained as a benchmark, but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”). In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts-of-interest policy and appropriate systems and controls. On July 9, 2013, it was reported that NYSE Euronext had been awarded the contract to administer LIBOR beginning in 2014. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by NYSE Euronext, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to help mitigate our exposure to such interest rate risk, on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2013, we had 180 properties containing approximately 17.5 million RSF of laboratory/office space. The occupancy percentage of our operating properties was approximately 94.4% as of December 31, 2013. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science industry client tenants. These improvements typically are generic to life science industry client tenants rather than being specific to a particular client tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of life science industry client tenants. Laboratory improvements to our life science properties typically include:

•	Reinforced concrete floors;

•	Upgraded roof loading capacity;

•	Increased floor-to-ceiling heights;

•	Heavy-duty HVAC systems;

•	Enhanced environmental control technology;

•	Significantly upgraded electrical, gas, and plumbing infrastructure; and

•	Laboratory benches.

As of December 31, 2013, we held a fee simple interest in each of our properties, except for 29 properties that accounted for approximately 16% of our total number of properties. Of the 29 properties, we held 14 properties in the Greater Boston market, five properties in the San Francisco Bay Area market, two properties in the San Diego market, two properties in the Greater New York City market, one property in the Maryland market, one property in the Research Triangle Park market, and four properties in the International market pursuant to ground leasehold interests. As of December 31, 2013, our asset base also contained two land parcels aggregating approximately 1.6 million developable square feet in India, which we held pursuant to ground leasehold interests. See further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules.”

As of December 31, 2013, we had 527 leases with a total of 425 client tenants, and 79, or 43.9%, of our 180 properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of four to 11 years, while the single-tenant building leases typically have terms of eight to 17 years. As of December 31, 2013:

•	Investment-grade client tenants represented 51% of our total ABR;

•
Approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 92% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties are reusable generic laboratory/office improvements and remain our property after termination of the lease at our election. However, we are permitted under the terms of most of our leases to require that the client tenant, at its expense, remove certain non-generic improvements and restore the premises to its original condition.

LEED Certifications

We strive to maximize the environmental efficiency of our properties. We closely manage the different development, redevelopment, and operating stages of many of our properties, from design and construction to maintenance of the life cycle of our buildings to achieve environmentally responsible and resource-efficient assets. The Leadership in Energy and Environmental Design (“LEED”) set of rating systems developed by the U.S. Green Building Council allows building owners to measure this efficiency. During 2013, we obtained LEED Gold certifications at seven projects. As of December 31, 2013, our asset base had 25 LEED Certified projects, including two LEED Platinum projects, 16 LEED Gold projects, and seven LEED Silver projects. Upon completion of an additional 21 in-process certifications, 50% of the total RSF (continuing operations) will be LEED Certified.

Location of properties

The locations of our properties are diversified among a number of top life science cluster submarkets. The following table sets forth, as of December 31, 2013, the total RSF and ABR of our properties in each of our existing markets (dollars in thousands):

	Rentable Square Feet					Number of Properties (1)	ABR (2)
Market	Operating	Development	Redevelopment	Total	% Total
Greater Boston	3,547,714	801,806	—	4,349,520	25%	38	$145,671	29%
San Francisco Bay Area	2,540,731	330,030	—	2,870,761	17	26	99,723	20
San Diego	2,727,937	—	55,213	2,783,150	16	36	88,778	18
Greater New York City	683,667	229,627	—	913,294	5	6	47,100	10
Maryland	2,155,346	—	—	2,155,346	13	29	48,816	10
Seattle	746,516	—	—	746,516	4	10	29,438	6
Research Triangle Park	1,025,786	—	—	1,025,786	6	15	21,491	4
Canada	1,103,507	—	—	1,103,507	6	5	9,595	2
Non-cluster markets	60,178	—	—	60,178	—	2	874	—
North America	14,591,382	1,361,463	55,213	16,008,058	92	167	491,486	99
Asia	858,570	465,456	44,660	1,368,686	8	9	5,719	1
Continuing operations	15,449,952	1,826,919	99,873	17,376,744	100	176	$497,205	100%
Properties “held for sale”	84,286	—	—	84,286	—	4
Total	15,534,238	1,826,919	99,873	17,461,030	100%	180

(1)
Certain properties are pledged as security under our secured notes payable as of December 31, 2013. See “Schedule III - Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.” in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties, including encumbered properties.

(2)
ABR means the annualized fixed base rental amount in effect as of December 31, 2013 (using rental revenue computed on a straight-line basis in accordance with GAAP). Represents ABR related to our operating RSF.

Client tenants

Our life science properties are leased to a diverse group of client tenants, with no client tenant accounting for more than 6.7% of our ABR. The following table sets forth information regarding leases with our 20 largest client tenants based upon ABR as of December 31, 2013 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF	Percentage of Aggregate Total RSF	ABR	Percentage of Aggregate ABR	Investment-Grade Ratings
	Client Tenant						Fitch	Moody’s	S&P
1	Novartis AG	3.4	692,256	4.0%	$33,469	6.7%	AA	Aa3	AA-
2	Illumina, Inc.	17.8	497,078	2.8	19,531	3.9	—	—	—
3	New York University	16.7	205,609	1.2	18,950	3.8	—	Aa3	AA-
4	Roche	6.1	409,734	2.3	18,671	3.8	AA	A1	AA
5	United States Government	9.5	399,633	2.3	17,790	3.6	AAA	Aaa	AA+
6	Bristol-Myers Squibb Company	7.0	419,624	2.4	15,840	3.2	A-	A2	A+
7	Biogen Idec Inc.	14.4	313,872	1.8	14,731	3.0	—	Baa2	A-
8	Eli Lilly and Company	9.9	257,119	1.5	14,563	2.9	A	A2	AA-
9	FibroGen, Inc.	9.9	234,249	1.3	14,197	2.9	—	—	—
10	GlaxoSmithKline plc	5.6	208,394	1.2	10,149	2.0	A+	A1	A+
11	Amgen Inc.	9.3	294,373	1.7	9,675	1.9	BBB	Baa1	A
12	Celgene Corporation	7.5	250,586	1.4	9,361	1.9	—	Baa2	BBB+
13	Massachusetts Institute of Technology	3.7	185,403	1.1	8,499	1.7	—	Aaa	AAA
14	The Regents of the University of California	7.7	188,654	1.1	7,787	1.6	AA+	Aa1	AA-
15	Alnylam Pharmaceuticals, Inc.	2.8	129,424	0.7	6,081	1.2	—	—	—
16	Gilead Sciences, Inc.	6.5	109,969	0.6	5,824	1.2	—	Baa1	A-
17	Pfizer Inc.	5.2	116,518	0.7	5,502	1.1	A+	A1	AA
18	Theravance, Inc. (2)	6.4	150,256	0.9	5,494	1.1	—	—	—
19	Partners HealthCare System, Inc.	13.4	101,035	0.6	5,350	1.1	AA	Aa2	AA
20	The Scripps Research Institute	2.9	101,775	0.6	5,200	1.0	AA+	Aa3	—
	Total/weighted average	8.7	5,265,561	30.2%	$246,664	49.6%

(1)	Represents weighted average term for multiple leases, if applicable, based on each client tenant’s aggregate ABR in effect as of December 31, 2013.

(2)	As of September 30, 2013, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

Client tenant mix by ABR

Investment-grade client tenants represented:

•	51% of Alexandria’s total ABR at December 31, 2013

•	82% of ABR from our top 20 client tenants at December 31, 2013

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2013:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)
2014	84	(1)	868,374	(1)	5.9%	$29.31
2015	86		1,415,550		9.6%	$30.74
2016	75		1,219,924		8.3%	$32.58
2017	79		1,627,089		11.0%	$28.21
2018	48		1,457,228		9.9%	$40.12
2019	34		1,072,959		7.3%	$34.72
2020	22		913,293		6.2%	$38.49
2021	23		897,912		6.1%	$37.06
2022	16		613,770		4.2%	$28.94
2023	19		1,031,167		7.0%	$34.83
Thereafter	28		2,711,173		18.4%	$42.48

	2014 RSF of Expiring Leases						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total (1)
Market
Greater Boston	13,873	64,014	—		141,073	218,960	$40.28
San Francisco Bay Area	68,397	33,142	—		133,051	234,590	28.77
San Diego	—	—	67,015	(2)	50,194	117,209	12.15
Greater New York City	—	69,056	—		21,712	90,768	38.65
Maryland	8,867	16,241	—		89,950	115,058	24.22
Seattle	6,552	2,671	—		11,444	20,667	45.24
Research Triangle Park	—	8,013	—		19,714	27,727	21.66
Non-cluster markets	—	—	—		15,817	15,817	19.99
Asia	—	18,800	—		8,778	27,578	11.41	(3)
Total	97,689	211,937	67,015		491,733	868,374	$29.31
Percentage of expiring leases	11%	24%	8%		57%	100%

	2015 RSF of Expiring Leases						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total (1)
Market
Greater Boston	—	81,441	—		425,437	506,878	$42.04
San Francisco Bay Area	71,746	—	—		151,169	222,915	33.19
San Diego	—	—	48,880	(4)	172,457	221,337	22.31
Greater New York City	—	—	—		9,131	9,131	N/A
Maryland	—	35,224	—		158,740	193,964	20.29
Seattle	—	—	—		40,821	40,821	27.88
Research Triangle Park	—	31,776	—		184,645	216,421	20.51
Non-cluster markets	—	—	—		3,508	3,508	18.27
Asia	—	—	—		575	575	17.43	(3)
Total	71,746	148,441	48,880		1,146,483	1,415,550	$30.74
Percentage of expiring leases	5%	11%	3%		81%	100%

(1)	Excludes 13 month-to-month leases for 22,172 RSF.

(2)
Represents the square footage of 10121 Barnes Canyon Road, which was acquired in the third quarter of 2013. Upon rollover in the first quarter of 2014, this property will undergo conversion into high-tech office space through redevelopment. This redevelopment project is 100% pre-leased.

(3)	Expirations relate to two properties with an average investment of $114 per RSF.

(4)
Represents the square footage at 10151 Barnes Canyon Road, which was acquired in the third quarter of 2013. This property will undergo conversion into laboratory/office space through redevelopment upon rollover in the fourth quarter of 2015.

Property listing

The following table provides certain information about our properties as of December 31, 2013 (dollars in thousands):

					Number of Properties		Occupancy Percentage
	Rentable Square Feet					ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Alexandria Center™ at Kendall Square	973,464	388,270	—	1,361,734	6	$42,456	97.9%	97.9%
Alexandria Technology Square®	1,181,635	—	—	1,181,635	7	64,997	97.4	97.4
480 Arsenal Street	140,744	—	—	140,744	1	4,707	100.0	100.0
780/790 Memorial Drive	99,350	—	—	99,350	2	6,674	100.0	100.0
500 Arsenal Street	93,516	—	—	93,516	1	3,402	100.0	100.0
167 Sidney Street/99 Erie Street	54,549	—	—	54,549	2	2,631	100.0	100.0
79/96 Thirteenth Street Charlestown Navy Yard	25,309	—	—	25,309	1	620	100.0	100.0
Longwood Medical Area
360 Longwood Avenue (Unconsolidated JV)	—	413,536	—	413,536	1	—	N/A	N/A
Route 128
Alexandria Park at 128	343,882	—	—	343,882	8	7,985	87.3	87.3
19 Presidential Way	128,325	—	—	128,325	1	3,398	100.0	100.0
100 Beaver Street	82,330	—	—	82,330	1	1,949	85.7	85.7
285 Bear Hill Road	26,270	—	—	26,270	1	802	100.0	100.0
Route 495/Worcester
111/130 Forbes Boulevard	155,846	—	—	155,846	2	1,415	100.0	100.0
20 Walkup Drive	91,045	—	—	91,045	1	649	100.0	100.0
306 Belmont Street & 350 Plantation Street	90,690	—	—	90,690	2	1,221	92.5	92.5
30 Bearfoot Road	60,759	—	—	60,759	1	2,765	100.0	100.0
Greater Boston	3,547,714	801,806	—	4,349,520	38	$145,671	96.8%	96.8%

	Alexandria Center™ at Kendall Square: consists of buildings located at 75/125 and 225 Binney Street; 161 and 215 First Street; 150 Second Street; and 300 Third Street
	Alexandria Technology Square®: consists of buildings located at 100, 200, 300, 400, 500, 600, and 700 Technology Square
	Alexandria Park at 128: consists of buildings located at 3, 6 and 8 Preston Court; 29, 35, and 44 Hartwell Avenue; 35, 45, and 47 Wiggins Avenue; and 60 Westview Street

San Francisco Bay Area
Mission Bay
409/499 Illinois Street	234,249	222,780	—	457,029	2	$14,197	100.0%	100.0%
455 Mission Bay Boulevard South	210,398	—	—	210,398	1	9,414	100.0	100.0
1500 Owens Street	158,267	—	—	158,267	1	7,110	100.0	100.0
1700 Owens Street	157,340	—	—	157,340	1	9,283	100.0	100.0
South San Francisco
Alexandria Technology Center – Gateway	448,175	—	—	448,175	6	16,324	97.0	97.0
249/259/269 East Grand Avenue	300,119	107,250	—	407,369	3	11,473	100.0	100.0
400/450 East Jamie Court	163,035	—	—	163,035	2	5,538	100.0	100.0
500 Forbes Boulevard	155,685	—	—	155,685	1	5,540	100.0	100.0
7000 Shoreline Court	136,395	—	—	136,395	1	4,299	99.8	99.8
341/343 Oyster Point Boulevard	107,960	—	—	107,960	2	2,895	87.1	87.1
Peninsula
849/863 Mitten Road & 866 Malcolm Road	103,611	—	—	103,611	1	2,252	97.5	97.5
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	98,964	—	—	98,964	1	2,658	85.0	85.0
3165 Porter Drive	91,644	—	—	91,644	1	3,884	100.0	100.0
75/125 Shoreway Road	82,815	—	—	82,815	1	2,058	100.0	100.0
3350 West Bayshore Road	60,000	—	—	60,000	1	1,919	100.0	100.0
2625/2627/2631 Hanover Street	32,074	—	—	32,074	1	879	60.6	60.6
San Francisco Bay Area	2,540,731	330,030	—	2,870,761	26	$99,723	97.7%	97.7%

	Alexandria Technology Center – Gateway: consists of buildings located at 600, 630, 650, 681, 901, and 951 Gateway Boulevard

Property listing (continued)

					Number of Properties		Occupancy Percentage
	Rentable Square Feet					ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
ARE Nautilus	241,191	—	—	241,191	4	$7,990	96.3%	96.3%
ARE Sunrise	215,931	—	—	215,931	3	7,894	98.1	98.1
ARE Spectrum	158,645	—	—	158,645	2	7,132	100.0	100.0
11119 North Torrey Pines Road	72,506	—	—	72,506	1	2,569	100.0	100.0
University Town Center
5200 Illumina Way	497,078	—	—	497,078	1	19,531	100.0	100.0
10300 Campus Point Drive	449,759	—	—	449,759	1	15,783	96.1	96.1
ARE Esplanade	180,208	—	—	180,208	3	6,560	93.1	93.1
ARE Towne Centre	138,578	—	—	138,578	3	3,581	95.3	95.3
9880 Campus Point Drive	71,510	—	—	71,510	1	2,774	100.0	100.0
Sorrento Mesa
5810/5820/6138/6150 Nancy Ridge Drive	143,996	—	—	143,996	2	2,816	72.9	72.9
ARE Portola	105,812	—	—	105,812	3	1,497	92.8	92.8
10121/10151 Barnes Canyon Road (1)	115,895	—	—	115,895	2	1,587	100.0	100.0
7330 Carroll Road	66,244	—	—	66,244	1	2,440	100.0	100.0
5871 Oberlin Drive	33,817	—	—	33,817	1	973	100.0	100.0
Sorrento Valley
11025/11035/11045/11055/11065/11075 Roselle Street	66,442	—	55,213	121,655	6	1,622	100.0	54.6
3985 Sorrento Valley Boulevard	60,545	—	—	60,545	1	1,534	100.0	100.0
I-15 Corridor
13112 Evening Creek Drive	109,780	—	—	109,780	1	2,495	100.0	100.0
San Diego	2,727,937	—	55,213	2,783,150	36	$88,778	96.5%	94.5%

	ARE Nautilus: consists of buildings located at 3530/3550 John Hopkins Court and 3535/3565 General Atomics Court
	ARE Sunrise: consists of buildings located at 10931, 10933, and 10975 North Torrey Pines Road and 3010 Science Park Road
	ARE Spectrum: consists of buildings located at 3115 and 3215 Merryfield Row
	ARE Esplanade: consists of buildings located at 4755, 4757, and 4767 Nexus Center Drive
	ARE Towne Centre: consists of buildings located at 9363, 9373, and 9393 Towne Centre Drive
	ARE Portola: consists of buildings located at 6175, 6255, and 6275 Nancy Ridge Drive

Greater New York City
Manhattan
Alexandria Center™ for Life Science	498,152	229,627	—	727,779	2	$40,533	99.1%	99.1%
Bergen County
100 Phillips Parkway	78,501	—	—	78,501	1	2,213	90.8	90.8
Pennsylvania
102 Witmer Road	50,000	—	—	50,000	1	3,345	100.0	100.0
701 Veterans Circle	35,155	—	—	35,155	1	735	100.0	100.0
5100 Campus Drive	21,859	—	—	21,859	1	274	100.0	100.0
Greater New York City	683,667	229,627	—	913,294	6	$47,100	98.3%	98.3%

	Alexandria Center™ for Life Science: consists of buildings located at 430 and 450 East 29th Street

	(1) We recently acquired these properties and we expect to redevelop these properties once the existing leases expire in 2014 and 2015.

Property listing (continued)

					Number of Properties		Occupancy Percentage
	Rentable Square Feet					ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Maryland
Rockville
9800 Medical Center Drive	281,586	—	—	281,586	4	$12,409	100.0%	100.0%
1330 Piccard Drive	131,511	—	—	131,511	1	2,877	94.0	94.0
1500/1550 East Gude Drive	90,489	—	—	90,489	2	1,524	90.5	90.5
14920/15010 Broschart Road	86,703	—	—	86,703	2	1,944	100.0	100.0
1405 Research Boulevard	71,669	—	—	71,669	1	2,102	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	2,373	100.0	100.0
9920 Medical Center Drive	58,733	—	—	58,733	1	455	100.0	100.0
5 Research Court (1)	54,906	—	—	54,906	1	1,598	100.0	100.0
12301 Parklawn Drive	49,185	—	—	49,185	1	1,169	100.0	100.0
Gaithersburg
Alexandria Technology Center – Gaithersburg I	377,401	—	—	377,401	4	6,836	83.9	83.9
Alexandria Technology Center – Gaithersburg II	237,137	—	—	237,137	5	5,074	92.3	92.3
16020 Industrial Drive	71,000	—	—	71,000	1	1,048	100.0	100.0
401 Professional Drive	63,154	—	—	63,154	1	1,104	92.1	92.1
950 Wind River Lane	50,000	—	—	50,000	1	1,082	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	496	100.0	100.0
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	1,587	62.9	62.9
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	5,138	100.0	100.0
Maryland	2,155,346	—	—	2,155,346	29	$48,816	92.0%	92.0%

	Alexandria Technology Center – Gaithersburg I: consists of buildings located at 9 West Watkins Mill Road, and 910, 930, and 940 Clopper Road
	Alexandria Technology Center – Gaithersburg II: consists of buildings located at 708 Quince Orchard Road, 1300 Quince Orchard Boulevard, and 19, 20, and 22 Firstfield Road

Seattle
Lake Union
1201/1208 Eastlake Avenue	203,369	—	—	203,369	2	$8,748	100.0%	100.0%
1616 Eastlake Avenue	168,708	—	—	168,708	1	6,190	82.4	82.4
1551 Eastlake Avenue	117,482	—	—	117,482	1	2,453	66.2	66.2
199 East Blaine Street	115,084	—	—	115,084	1	6,161	100.0	100.0
219 Terry Avenue North	30,961	—	—	30,961	1	1,490	99.2	99.2
1600 Fairview Avenue	27,991	—	—	27,991	1	1,517	100.0	100.0
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	1,839	100.0	100.0
410 West Harrison/410 Elliott Avenue West	35,175	—	—	35,175	2	1,040	100.0	100.0
Seattle	746,516	—	—	746,516	10	$29,438	90.7%	90.7%

Research Triangle Park
Research Triangle Park
Alexandria Technology Center – Alston	186,870	—	—	186,870	3	$2,900	92.0%	92.0%
108/110/112/114 TW Alexander Drive	158,417	—	—	158,417	1	4,955	100.0	100.0
Alexandria Innovation Center – Research Triangle Park	135,677	—	—	135,677	3	2,806	99.7	99.7
6 Davis Drive	100,000	—	—	100,000	1	1,062	100.0	100.0
7 Triangle Drive	96,626	—	—	96,626	1	3,157	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	1,644	100.0	100.0
2525 East NC Highway 54	81,580	—	—	81,580	1	1,686	100.0	100.0
601 Keystone Park Drive	77,395	—	—	77,395	1	1,308	100.0	100.0
5 Triangle Drive	32,120	—	—	32,120	1	824	100.0	100.0
6101 Quadrangle Drive	30,122	—	—	30,122	1	535	100.0	100.0
Palm Beach
555 Heritage Drive	45,023	—	—	45,023	1	614	55.9	55.9
Research Triangle Park	1,025,786	—	—	1,025,786	15	$21,491	96.6%	96.6%

	Alexandria Technology Center Alston: consists of buildings located at 100, 800, and 801 Capitola Drive
	Alexandria Innovation Center – Research Triangle Park: consists of buildings located at 7010, 7020, and 7030 Kit Creek Road

(1) The current client tenant may extend the lease beyond the current contractual expiration in the fourth quarter of 2014. Additionally, this property may undergo conversion into laboratory/office space through redevelopment upon rollover.

Property listing (continued)

					Number of Properties		Occupancy Percentage
	Rentable Square Feet					ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Canada
Canada	142,935	—	—	142,935	1	$3,559	92.8%	92.8%
Canada	68,000	—	—	68,000	1	3,079	100.0	100.0
Canada	66,000	—	—	66,000	1	1,176	100.0	100.0
Canada	46,032	—	—	46,032	1	1,781	100.0	100.0
Canada (1)	780,540	—	—	780,540	1	—	N/A	N/A
Canada	1,103,507	—	—	1,103,507	5	$9,595	96.8%	96.8%

Non-Cluster Markets	60,178	—	—	60,178	2	$874	91.7%	91.7%

North America	14,591,382	1,361,463	55,213	16,008,058	167	$491,486	95.9%	95.5%

Asia	858,570	465,456	44,660	1,368,686	9	$5,719	71.2%	67.7%

Continuing Operations	15,449,952	1,826,919	99,873	17,376,744	176	$497,205	94.4%	93.8%

Properties “held for sale”	84,286	—	—	84,286	4

Total	15,534,238	1,826,919	99,873	17,461,030	180

(1) Represents land and land improvements with a gross investment of approximately $112 per RSF at December 31, 2013, which we have leased to a client tenant with a remaining lease term of approximately 48 years. Our client tenant has commenced construction of a 780,540 RSF multi-tenant laboratory/office building in Toronto. Pursuant to our lease, we are not required to contribute additional capital toward the project. In addition, we expect to receive rent under our lease upon stabilization of the project.

Investments in real estate

Our investments in real estate consisted of the following as of December 31, 2013 (dollars in thousands):

	December 31, 2013
	Book Value		Square Feet
Rental properties:
Land (related to rental properties)	$553,388
Buildings and building improvements	5,714,673
Other improvements	174,147
Rental properties	6,442,208		15,534,238
Less: accumulated depreciation	(952,106)
Rental properties, net	5,490,102

Construction in progress (“CIP”)/current value-creation projects:
Current development in North America	511,838		947,927
Investment in unconsolidated joint venture	46,644	(1)	413,536
Current redevelopment in North America	8,856		55,213
Current development and redevelopment in Asia	60,928		510,116
	628,266		1,926,792
Subtotal	6,118,368		17,461,030

Land/future value-creation projects:
Land undergoing predevelopment activities (CIP) in North America	367,225		2,691,583
Land held for future development in North America	191,127		3,027,431
Land held for future development/undergoing predevelopment activities (CIP) in Asia	77,251		6,419,707
Land subject to sale negotiations	22,943		200,000
	658,546		12,338,721
Investments in real estate	$6,776,914		29,799,751

(1)	The book value for this unconsolidated joint venture represents our equity investment in the 360 Longwood Avenue project located in the Greater Boston market.

Current value-creation development and redevelopment projects

A key component of our business model is our value-creation development and redevelopment programs. These programs are focused on providing high-quality, generic, and reusable laboratory/office space to meet the real estate requirements of a wide range of client tenants in the life science industry. Upon completion, each value-creation project is expected to generate significant revenues and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to life science entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Development projects generally consist of the ground-up development of generic and reusable laboratory/office facilities. Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic and reusable laboratory/office space. We anticipate execution of new development projects for aboveground vertical construction of new laboratory/office space generally with significant pre-leasing. We may commence predevelopment activities, including entitlements, permitting, design, site work, and other activities, prior to commencement of vertical construction of aboveground shell and core improvements. Our objective with predevelopment efforts is to reduce the time required to deliver projects to prospective client tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities for the life science industry and are expected to generate significant revenue and cash flows for the Company.

Our initial stabilized yield is calculated as the quotient of the estimated amount of NOI and our investment in the property.  Our initial stabilized yield excludes the impact of leverage.  Our cash rents related to our value-creation projects are expected to increase over time and our average cash yields are expected, in general, to be greater than our initial stabilized yields on a cash basis.  Our estimates for initial cash and GAAP yields, and total costs at completion, represent our initial estimates at the commencement of the project.  Initial stabilized yield – cash basis reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed. Initial stabilized yield – GAAP basis reflects cash rents, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis.

The following table provides details on our development and redevelopment projects located in North America as of December 31, 2013 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	—	388,270	388,270	386,111	99%	—	—%	386,111	99%	1Q13	1Q15	2015
499 Illinois Street/San Francisco Bay Area – Mission Bay	—	222,780	222,780	191,126	86%	22,000	10%	213,126	96%	2Q11	3Q14	2014
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	—	107,250	107,250	107,250	100%	—	—%	107,250	100%	1Q13	4Q14	2014
430 East 29th Street/Greater NYC – Manhattan	189,011	229,627	418,638	236,191	56%	21,761	6%	257,952	62%	4Q12	4Q13	2015
Consolidated development projects in North America	189,011	947,927	1,136,938	920,678	81%	43,761	4%	964,439	85%

Unconsolidated joint venture
360 Longwood Avenue/Greater Boston – Longwood Medical Area (1)	—	413,536	413,536	154,100	37%	8,978	2%	163,078	39%	2Q12	4Q14	2016

Consolidated redevelopment project in North America
11055/11065/11075 Roselle Street/San Diego – Sorrento Valley	—	55,213	55,213	41,163	75%	—	—%	41,163	75%	4Q13	2Q14	2015

	Investment
			Cost to Complete
			2014		2015 and Thereafter				Initial Stabilized Yield (Unlevered)		Average Cash Yield
Property/Market – Submarket	December 31, 2013		Construction Financing	Internal Funding	Construction Financing	Internal Funding	Total at Completion
	In Service	CIP							Cash	GAAP
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	$—	$176,974	$137,421	$—	$37,044	$—	$351,439	(2)	8.0%	8.2%	9.1%
499 Illinois Street/San Francisco Bay Area – Mission Bay	$—	$122,580	$—	$80,341	$—	$—	$202,921		6.4%	7.2%	7.3%
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	$—	$20,076	$31,224	$—	$—	$—	$51,300		8.1%	9.3%	9.3%
430 East 29th Street/Greater NYC – Manhattan	$166,471	$192,208	$—	$73,925	$—	$30,641	$463,245		6.6%	6.5%	7.1%
Consolidated development projects in North America	$166,471	$511,838	$168,645	$154,266	$37,044	$30,641	$1,068,905
Unconsolidated joint venture
100% of JV: 360 Longwood Avenue/Greater Boston – Longwood Medical Area (1)	$—	$232,156	$67,135	$2,089	$46,760	$1,860	$350,000		8.3%	8.9%	9.3%
Less: Funding from secured construction loans and JV partner capital	$—	$(185,512)	$(67,135)	$—	$(46,760)	$—	$(299,407)
ARE investment in 360 Longwood Avenue (27.5% interest)	$—	$46,644	$—	$2,089	$—	$1,860	$50,593
Total ARE investment	$166,471	$558,482	$168,645	$156,355	$37,044	$32,501	$1,119,498

Total 2014, 2015 and thereafter				$325,000		$69,545

Consolidated redevelopment project in North America
11055/11065/11075 Roselle Street/San Diego – Sorrento Valley	$—	$8,856	$—	$8,000	$—	$1,494	$18,350		7.8%	7.9%	8.0%

(1)	Our ownership percentage of the unconsolidated joint venture is 27.5%.

(2)
In the third quarter of 2013, we completed the preliminary design and budget for interior improvements for use by ARIAD Pharmaceuticals, Inc. (“ARIAD”). Based upon our lease with ARIAD, we expected an increase in both estimated NOI and estimated cost at completion, with no significant change in our estimated yields. We expect to finalize the design and budget for the interior improvements in the future and will provide an update on our estimated cost at completion and targeted yields.

The following table summarizes the components of the square footage of our near-term and future value-creation projects in North America as of December 31, 2013 (dollars in thousands, except per square foot amounts):

	Land Undergoing Predevelopment Activities (Additional CIP)			Land Held for Development			Embedded Land (1)		Total
Property – Market	Book Value	Square Feet	Cost per Square Foot	Book Value	Square Feet	Cost per Square Foot	Square Feet		Book Value	Square Feet	Cost per Square Foot
Near-term value-creation development projects
Alexandria Center™ at Kendall Square – Greater Boston:
50, 60, and 100 Binney Street	$280,731	1,062,180	$264	$3,941	150,000	$26	—		$284,672	1,212,180	$235
3013/3033 Science Park Road – San Diego	21,140	176,500	120	—	—	—	—		21,140	176,500	120
5200 Illumina Way – San Diego	15,253	392,983	39	—	—	—	—		15,253	392,983	39
10300 Campus Point – San Diego	4,590	140,000	33	—	—	—	—		4,590	140,000	33
9950 Medical Center Drive – Maryland	3,046	61,000	50	—	—	—	—		3,046	61,000	50
124 Terry Avenue North – Seattle	6,454	200,000	32	—	—	—	—		6,454	200,000	32
400/416/430 Dexter Avenue North – Seattle	12,583	253,000	50	—	—	—	—		12,583	253,000	50
1150/1165/1166 Eastlake Avenue – Seattle	14,704	106,000	139	15,248	160,266	95	—		29,952	266,266	112
6 Davis Drive – Research Triangle Park	4,599	250,000	18	—	—	—	—		4,599	250,000	18
Near-term value-creation development projects	363,100	2,641,663	137	19,189	310,266	62	—		382,289	2,951,929	130

Future value-creation development projects
Alexandria Technology Square® – Greater Boston	—	—	—	7,721	100,000	77	—		7,721	100,000	77
Grand Avenue – San Francisco Bay Area	—	—	—	43,267	397,132	109	—		43,267	397,132	109
Rozzi/Eccles – San Francisco Bay Area	—	—	—	73,004	514,307	142	—		73,004	514,307	142
Executive Drive/Other – San Diego	4,125	49,920	83	—	—	—	279,000		4,125	328,920	13
East 29th Street – Greater New York City	—	—	—	—	—	—	420,000	(2)	—	420,000	N/A
Medical Center Drive – Maryland	—	—	—	4,572	260,721	18	—		4,572	260,721	18
Research Boulevard – Maryland	—	—	—	7,055	347,000	20	—		7,055	347,000	20
Firstfield Road – Maryland	—	—	—	4,056	95,000	43	—		4,056	95,000	43
Other	—	—	—	32,263	1,003,005	32	436,000		32,263	1,439,005	22
Future value-creation development projects	4,125	49,920	83	171,938	2,717,165	63	1,135,000		176,063	3,902,085	45
Total value-creation development projects	$367,225	2,691,583	$136	$191,127	3,027,431	$63	1,135,000		$558,352	6,854,014	$81

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is classified in rental properties, net.

(2)	We hold a right to a ground lease for a parcel supporting the future ground-up development of approximately 420,000 RSF at the Alexandria Center™ for Life Science.

Property listing – Asia

Our investments in real estate, net, in Asia, consisted of the following as of December 31, 2013:

	Number of Properties	ABR (in thousands)		Occupancy Percentage	Book Value (in thousands)	Square Feet	Per SF
Rental properties, net, in China	2	$940	(1)	63.7%	$57,122	471,384	$121
Rental properties, net, in India	5	4,779		80.3	45,414	387,186	117
	7	$5,719		71.2%	102,536	858,570	119
Construction in progress:
Current development projects in China					26,166	160,694	163
Current development projects in India					30,000	304,762	98
Current redevelopment projects in India					4,762	44,660	107
					60,928	510,116	119
Land held for development/land undergoing predevelopment activities (additional CIP) – India					77,251	6,419,707	12
Total investments in real estate, net, in Asia					$240,715	7,788,393

(1)	Represents ABR for non-laboratory use.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On February 20, 2014, the last reported sales price per share of our common stock was $72.09, and there were approximately 271 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions declared by us with respect to our common stock for each such period (distributions were paid in the quarter following the quarter in which the distribution was declared):

Period	High	Low	Per Share Distribution
2013
Fourth Quarter	$67.99	$61.08	$0.68
Third Quarter	$71.29	$60.86	$0.68
Second Quarter	$78.43	$61.20	$0.65
First Quarter	$73.51	$69.77	$0.60
2012
Fourth Quarter	$74.59	$64.09	$0.56
Third Quarter	$77.10	$70.97	$0.53
Second Quarter	$76.50	$67.40	$0.51
First Quarter	$74.45	$66.90	$0.49

Future distributions on our common stock will be determined by and at the discretion of our Board of Directors and will depend on a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our Series D Convertible Preferred Stock and our series E preferred stock (“Series E Preferred Stock”). From the date of issuance of our preferred stock through December 31, 2013, we have paid full cumulative dividends on our Series D Convertible Preferred Stock and Series E Preferred Stock. We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, series C preferred stock (“Series C Preferred Stock”), Series D Convertible Preferred Stock, and Series E Preferred Stock for the years ended December 31, 2013, 2012, and 2011, was as follows:

	Common Stock			Series C Preferred Stock		Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2013	2012	2011	2012	2011	2013	2012	2011	2013	2012
Ordinary income	85.9%	85.0%	95.7%	89.1%	98.6%	97.2%	89.1%	98.6%	97.2%	89.1%
Return of capital	11.6	4.6	3.0	—	—	—	—	—	—	—
Capital gains	2.5	10.4	1.3	10.9	1.4	2.8	10.9	1.4	2.8	10.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$2.61	$2.09	$1.86	$0.5234375	$2.09375	$1.75	$1.75	$1.75	$1.6125	$1.34375

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. See “Item 15. Exhibits and Financial Statement Schedules.” Certain amounts for the years prior to 2013 presented in the table below have been reclassified to conform to the presentation of our consolidated financial statements for the year ended December 31, 2013.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operating Data:
Revenues
Rental	$467,764	$422,793	$404,815	$340,899	$340,605
Tenant recoveries	150,095	133,280	126,205	103,299	92,672
Other income	13,292	18,424	5,760	5,106	11,730
Total revenues	631,151	574,497	536,780	449,304	445,007
Expenses
Rental operations	189,039	172,756	157,634	121,246	110,897
General and administrative	48,520	47,747	41,112	34,730	36,748
Interest	67,952	69,184	63,373	66,341	77,165
Depreciation and amortization	189,123	185,687	150,906	119,223	111,203
Impairment of land parcel	—	2,050	—	—	—
Loss (gain) on early extinguishment of debt	1,992	2,225	6,485	45,168	(11,254)
Total expenses	496,626	479,649	419,510	386,708	324,759
Income from continuing operations	134,525	94,848	117,270	62,596	120,248
Income from discontinued operations	900	8,816	18,077	16,984	21,400
Gain on sales of land parcels	4,824	1,864	46	59,442	—
Net income	140,249	105,528	135,393	139,022	141,648
Net income attributable to noncontrolling interests	4,032	3,402	3,975	3,729	7,047
Dividends on preferred stock	25,885	27,328	28,357	28,357	28,357
Preferred stock redemption charge	—	5,978	—	—	—
Net income attributable to unvested restricted stock awards	1,581	1,190	1,088	995	1,270
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$108,751	$67,630	$101,973	$105,941	$104,974
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted
Continuing operations	$1.59	$0.95	$1.42	$1.84	$2.17
Discontinued operations	0.01	0.14	0.31	0.35	0.55
Earnings per share – basic and diluted	$1.60	$1.09	$1.73	$2.19	$2.72
Weighted average shares of common stock outstanding
Basic	68,038,195	62,159,913	59,066,812	48,375,474	38,586,909
Diluted	68,038,195	62,160,244	59,077,610	48,405,040	38,600,069
Cash dividends declared per share of common stock	$2.61	$2.09	$1.86	$1.50	$1.85

Balance Sheet Data (at year end):
Investments in real estate, net	$6,776,914	$6,424,578	$6,008,440	$5,444,814	$5,039,128
Total assets	$7,529,764	$7,150,116	$6,574,129	$5,905,861	$5,457,227
Total debt	$3,061,061	$3,181,949	$2,779,264	$2,584,162	$2,746,946
Total liabilities	$3,550,823	$3,647,058	$3,141,236	$2,919,533	$3,051,148
Redeemable noncontrolling interests	$14,444	$14,564	$16,034	$15,920	$41,441
Total equity	$3,964,497	$3,488,494	$3,416,859	$2,970,408	$2,364,638

	Year Ended December 31,
(Dollars in thousands, except per leased RSF amounts)	2013	2012	2011	2010	2009
Other Data:
Cash provided by operating activities	$312,727	$305,533	$246,960	$227,006	$206,954
Cash used in investing activities	$591,375	$558,100	$733,579	$444,745	$406,566
Cash provided by financing activities	$197,570	$314,860	$479,156	$237,912	$198,355
Number of properties at year end	180	179	174	168	164
RSF of properties at year end	17,461,030	17,549,013	15,803,049	14,158,214	13,226,065
Occupancy of operating properties at year end	94%	93%	95%	94%	94%
Occupancy of operating and redevelopment properties at year end	94%	90%	89%	89%	89%
ABR per leased RSF at year end	$35.90	$34.59	$34.39	$33.95	$30.81

Reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$108,751	$67,630	$101,973	$105,941	$104,974
Depreciation and amortization (1)	190,778	192,005	158,026	126,640	118,508
Loss (gain) on sale of real estate	121	(1,564)	—	—	(2,627)
Impairment of real estate	—	11,400	994	—	—
Gain on sales of land parcels	(4,824)	(1,864)	(46)	(59,466)	—
Amount attributable to noncontrolling interests and unvested restricted stock awards:
Net income	5,613	4,592	5,063	4,724	8,317
FFO	(5,577)	(4,561)	(6,402)	(5,834)	(6,537)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders (2)	294,862	267,638	259,608	172,005	222,635
Effect of dilutive securities and assumed conversion:
Assumed conversion of 8.00% unsecured senior convertible notes	15	21	21	7,781	11,943
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	—	—	—	(22)	118
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:	294,877	267,659	259,629	179,764	234,696
Realized gain on equity investment primarily related to one non-tenant life science entity	—	(5,811)	—	—	—
Impairment of land parcel	—	2,050	—	—	—
Impairment of investments	853	—	—	—	—
Acquisition-related expenses	1,446	—	—	—	—
Loss (gain) on early extinguishment of debt	1,992	2,225	6,485	45,168	(11,254)
Preferred stock redemption charge	—	5,978	—	—	—
Allocation to unvested restricted stock awards	(35)	(39)	(69)	(394)	62
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$299,133	$272,062	$266,045	$224,538	$223,504

(1)	Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”).

(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP measures – FFO and FFO, as adjusted.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operation, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described under “Item 1A. Risk Factors” in this annual report on Form 10-K. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events, or otherwise.

As used in this report, references to the “Company,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are a self-administered and self-managed REIT, and the largest and leading REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry. As of December 31, 2013, our asset base consisted of 30.9 million square feet, including 17.5 million RSF of operating and current value-creation development/redevelopment assets, as well as land supporting an additional 13.4 million square feet of ground-up development projects. We were founded by Jerry M. Sudarsky and Joel S. Marcus in 1994. We pioneered the laboratory/office niche and have become the leading life science real estate brand and dominant market presence in the top life science clusters, including Greater Boston, the San Francisco Bay Area, San Diego, Greater New York City, Maryland, Seattle, and Research Triangle Park. We manage our properties through fully integrated regional and life science teams with unparalleled real estate and life science expertise. As the Landlord of Choice to the Life Science Industry®, we are known for our high-quality and diverse client tenant base, which includes renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, United States government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies. We have a proven and superior track record developing Class A laboratory/office assets focused primarily in key urban science center campus locations in AAA cluster locations adjacent to leading academic medical research centers, offering highly creative amenities that drive client tenant productivity and foster innovation, and cultivating our longstanding and expansive network in the life science community. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Our average occupancy rate of operating properties as of December 31 of each year from 2000 to 2013 was approximately 94.9%. Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 2000 to 2013 was approximately 89.1%. Investment-grade client tenants represented 51% of our total ABR as of December 31, 2013.

Executive Summary

Our per share results for the year ended December 31, 2013, reflected (i) the strength of our core operations, (ii) completion of significant high-value Class A development projects in AAA locations in urban science and technology cluster markets, and (iii) the completion of many significant and important improvements in our long-term capital structure.  Monetization of significant non-income-producing land parcels (Alexandria Center™ for Science and Technology, located in Mission Bay, Alexandria Center™ at Kendall Square, located in Cambridge, and Alexandria Center™ for Life Science - New York City) through lease-up and development, and through selective sales, has generated significant long-term asset value.  In 2012 and 2013, we sold certain non-strategic income-producing assets and land for approximately $275 million.  Proceeds from these sales, including $55 million from the sale of a land parcel in late 2013, were invested into high-value Class A development projects with an estimated projected value of approximately $450 million, representing a projected increase of almost $175 million above the value of the properties sold.  We are also pleased with the successful execution of our second 10-year unsecured bond offering in early 2013 at a rate of 3.90%.  The capital generated from the sales of properties and issuance of long-term debt and common stock improved our long-term capital structure, and funded our Class A developments, among others, at Alexandria Center™ at Kendall Square located in Cambridge, but resulted in short-term per share dilution.  We are optimistic about our ability to deliver solid and stable per share earnings growth and continue to increase long-term asset value in 2014 and beyond.

The equity capital market for the year ended December 31, 2013, was extremely strong for biotech and pharmaceutical companies, with 46 U.S. biotech companies pricing initial public offerings, the most in over 13 years. More important to us, these companies have continued the strong focus of performing mission-critical research in key intellectual centers where we own laboratory/office facilities, and we benefited greatly by that trend.

Our same property NOI growth for the year ended December 31, 2013, was solid, up $17.3 million, or 5.4%, on a cash basis, and up $6.0 million, or 1.8%, on a GAAP basis compared to the year ended December 31, 2012. Our cash basis performance for 2013 was driven primarily by our favorable lease structure. As of December 31, 2013, 95% of our existing leases contained annual contractual steps in rent, and 94% of our leases were triple net, wherein tenants reimburse us for all or a majority of the operating expenses of the property. Our same property performance also benefited from strong leasing performance in 2013, with increases on average in rental rates upon renewal or re-leasing of space and an increase in overall occupancy percentage.

Our non-same property NOI growth for the year ended December 31, 2013, was also very strong, up $34.4 million, or 55.8%, compared to the year ended December 31, 2012. Our non-same property performance for 2013 was driven primarily by our key value-creation project deliveries and lease-up of temporary vacant space. We delivered a significant portion of our value-creation pipeline during the year with a major milestone in December, including, among others, the initial delivery of 45% of our second Class A laboratory/office building in New York City to Roche and New York University, among others, and the delivery in September 2013 of our 305,212 RSF development project at 225 Binney Street in the Cambridge submarket of Greater Boston that was 100% leased to Biogen Idec.

Our leasing activity reached a new record level with a total of 212 leases aggregating 3.6 million RSF executed in 2013. Our rental rates increased 4.0% and 16.2% on a cash and GAAP basis, respectively, on renewed/re-leased space during 2013. The occupancy percentage for our operating and redevelopment properties in North America increased by 390 basis points to 95.5% at December 31, 2013, compared to 91.6% at December 31, 2012.

In December 2013, we completed the sale of our final land parcel in the Mission Bay submarket of the San Francisco Bay Area at 1600 Owens Street, along with certain parking spaces, for an aggregate sales price of $55.2 million. The delivery of completed development and redevelopment projects, combined with the sale of land parcels in 2013, allowed us to decrease our non-income-producing assets (CIP and land) as a percentage of gross investments in real estate by 600 basis points during the year ended December 31, 2013.

We achieved many of the long-term components of our capital strategy in 2013, including a net debt to adjusted EBITDA ratio of 6.6 times and a fixed charge coverage ratio of 3.2 times for the fourth quarter of 2013 on an annualized basis; completed the successful offering of $500 million of 10-year unsecured senior notes at 3.90% (“3.90% Unsecured Senior Notes”); reduced our non-income-producing assets as a percentage of gross investments in real estate to 17% as of December 31, 2013, compared to 23% as of December 31, 2012, due to the deliveries of value-creation development and redevelopment projects and land sales. For additional information, see “Execution of Capital Strategy in 2013” below.

Results

Core operations

•	Total revenues were $631.2 million for the year ended December 31, 2013, up 9.9%, compared to $574.5 million for the year ended December 31, 2012;

•	51% of total ABR from investment-grade client tenants;

•
NOI was $442.1 million for the year ended December 31, 2013, up 10.0%, compared to $401.7 million for the year ended December 31, 2012, driven by our value-creation project deliveries, same property NOI growth, and leasing activity described below;

•	Operating margins were 70% for the year ended December 31, 2013;

•	Cash and GAAP same property NOI increased 5.4% and 1.8%, respectively, for the year ended December 31, 2013, compared to the year ended December 31, 2012; and

•
Our same property performance and operating margins remained solid, primarily due to the strong occupancy percentage of our asset base, record leasing activity, and our favorable lease structure, as detailed below.

The following table presents information regarding our asset base and value-creation projects as of December 31, 2013, 2012, and 2011:

	December 31,
(Rentable square feet)	2013	2012	2011
Operating properties	15,534,238	15,435,147	14,065,172
Development properties	1,826,919	1,566,774	818,020
Redevelopment properties	99,873	547,092	919,857
RSF of total properties	17,461,030	17,549,013	15,803,049

Number of properties	180	179	174
Occupancy – operating	94.4%	93.4%	94.9%
Occupancy – operating and redevelopment	93.8%	89.8%	88.5%
ABR per leased RSF	$35.90	$34.59	$34.39

Leasing activity

Leasing activity for the year ended December 31, 2013, represented the highest level in the Company’s history:

•	Executed a total of 212 leases, with a weighted average lease term of 7.6 years, for 3,645,056 RSF, including 1,174,306 RSF related to our development or redevelopment programs;

•	Achieved rental rate increases for renewed/re-leased space of 4.0% on a cash basis and 16.2% on a GAAP basis; and

•	Increased the occupancy rate for operating and redevelopment properties in North America by 390 basis points to 95.5% during the year ended December 31, 2013.

Approximately 57% of the 212 leases executed during the year ended December 31, 2013, did not include concessions for free rent; tenant concessions/free rent averaged approximately 2.5 months, with respect to the 3,645,056 RSF leased during the year ended December 31, 2013.

The following chart presents renewed/re-leased space and development/redevelopment/previously vacant space leased for the years ended December 31, 2011, 2012, and 2013:

Lease structure

Our cash same property NOI increase for the year ended December 31, 2013, of 5.4% and operating margin of 70% benefited significantly from our favorable lease structure. As of December 31, 2013, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index, and approximately 92% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

Value-creation projects and external growth

Value-creation projects – deliveries of development and redevelopment projects in North America

The following table summarizes the deliveries of key development and redevelopment projects in North America during the year ended December 31, 2013 (dollars in thousands, except per RSF amounts):

		RSF				Project Occupancy at December 31, 2013	Total Project
		Delivered in 2013	Delivered Prior to 2013	CIP as of December 31, 2013	Total Project				Initial Stabilized		Average Cash Yield
Property/Market – Submarket	Date Delivered						Investment at Completion	Per RSF	Cash Yield	GAAP Yield
Development projects in North America
225 Binney Street/Greater Boston – Cambridge	End of September 2013	305,212	—	—	305,212	100%	$174,160	$571	7.7%	8.2%	8.2%
430 East 29th Street/Greater New York City – Manhattan	End of December 2013	189,011	—	229,627	418,638	45	463,245	1,107	6.6%	6.5%	7.1%
Development projects in North America		494,223	—	229,627	723,850	68	637,405	881

Redevelopment projects in North America
400 Technology Square/Greater Boston – Cambridge/Inner Suburbs	January 2013	71,592	140,531	—	212,123	86	145,625	687	8.4%	8.9%	9.0%
343 Oyster Point/San Francisco Bay Area – South San Francisco	Various 2013	53,980	—	—	53,980	100	16,632	308	9.9%	10.0%	10.4%
1616 Eastlake Avenue/Seattle – Lake Union (1)	July 2013	66,776	—	—	66,776	61	37,906	568	8.4%	8.8%	9.4%
9800 Medical Center Drive/Maryland – Rockville (1)	Various 2013	75,056	—	—	75,056	100	79,165	1,055	5.5%	5.5%	5.5%
285 Bear Hill Road/Greater Boston – Route 128	End of September 2013	26,270	—	—	26,270	100	9,267	353	8.4%	8.8%	9.2%
4757 Nexus Center Drive/San Diego – University Town Center	End of October 2013	69,673	—	—	69,673	82	33,473	480	8.1%	8.0%	8.7%
Redevelopment projects in North America		363,347	140,531	—	503,878	86	322,068	639

Total/weighted average		857,570	140,531	229,627	1,227,728	76%	$959,473	$782

(1)
Project represents a partial-building redevelopment project. The RSF, occupancy, total investment, yield, and NOI information is related to the redevelopment portion of the property and does not represent information for the entire property.

Value-creation projects – commencement of development and redevelopment projects in North America

The following table summarizes the commencement of key development and redevelopment projects in North America for the year ended December 31, 2013 (dollars in thousands):

	Commencement Date	RSF	Leased %	Investment at Completion	Initial Stabilized Yield (Unlevered)		Average Cash Yield	Key Client Tenant
Property/Market – Submarket					Cash	GAAP
Development
75/125 Binney Street/Greater Boston – Cambridge	1Q13	388,270	99%	$351,439	8.0%	8.2%	9.1%	ARIAD Pharmaceuticals, Inc.
269 East Grand/San Francisco Bay Area – So. San Francisco	1Q13	107,250	100%	$51,300	8.1%	9.3%	9.3%	Amgen Inc.

Redevelopment
11055, 11065, and 11075 Roselle Street/San Diego – Sorrento Valley (1)	4Q13	55,213	75%	$18,350	7.8%	7.9%	8.0%	Tandem Diabetes Care, Inc.

(1)	On November 12, 2013, we acquired three adjacent buildings for a total purchase price of $8.3 million. Subsequent to the purchase, we pre-leased 75% of the space to Tandem Diabetes Care, Inc.

External growth – acquisitions

The following table presents acquisitions for the year ended December 31, 2013 (dollars in thousands):

	Date Acquired	Number of Properties	Purchase Price	RSF	Leased %	Initial Stabilized Yield (Unlevered)		Average Cash Yield	Key Client Tenants
Property/Market – Submarket						Cash	GAAP
10121/10151 Barnes Canyon Road/San Diego – Sorrento Mesa (1)	July 2013	2	$13,100	115,895	100%	N/A	N/A	N/A	N/A
407 Davis Drive/ Research Triangle Park – Research Triangle Park	September 2013	1	19,445	81,956	100%	7.8%	8.7%	8.7%	Bayer AG
11055, 11065, and 11075 Roselle Street/San Diego – Sorrento Valley (2)	November 2013	3	8,250	55,213	75%	7.8%	7.9%	8.0%	Tandem Diabetes Care, Inc.
150 Second Street/Greater Boston – Cambridge	November 2013	1	94,500	123,210	85%	7.3%	7.5%	8.2%	Two publicly traded life science companies
		7	$135,295	376,274

(1)
The property was 100% occupied as of December 31, 2013, with leases that expire in 2014 and 2015. We intend to convert the existing space through redevelopment when the spaces become available. Initial stabilized yields and average cash yield will be provided upon commencement of the redevelopment.

(2)	The buildings are currently undergoing redevelopment, see development and redevelopment table above.

On January 30, 2014, we acquired 3545 Cray Court, a 116,556 RSF laboratory/office property located in the Torrey Pines submarket of San Diego, for a total purchase price of $64.0 million. The property is currently 100% occupied by The Scripps Research Institute. The estimated initial stabilized yields for this property are 7.0% and 7.2%, on a cash and GAAP basis, respectively. In connection with the acquisition, we assumed a $40.7 million non-recourse secured note payable with a contractual interest rate of 4.66% and a maturity date of January 2023.

Dispositions

During the year ended December 31, 2013, we sold seven income-producing assets for an aggregate sales price of $128.6 million, aggregating 826,824 RSF located primarily in the suburban markets of Seattle, Maryland, Greater New York City, and Greater Boston. In addition, we completed the sale of four parcels of land for an aggregate sales price of $73.3 million, which included the sale of our final land parcel in the Mission Bay submarket of the San Francisco Bay Area, at 1600 Owens Street, for an aggregate sales price of $55.2 million.

Balance sheet

Over the past several years, we successfully completed important steps in order to improve our long-term capital structure and our credit profile. We have a solid balance sheet that will allow us to deliver stable growth in per share earnings and net asset value.

We expect to continue the transition of our balance sheet debt from short-term and medium-term bank debt to long-term unsecured fixed-rate debt over the next several years. However, some bank debt will remain a component of our long-term capital structure, primarily consisting of an unsecured senior line of credit for liquidity and flexibility, and if appropriate, unsecured senior bank term loans. The transition from unhedged variable-rate bank debt to longer-term fixed-rate debt is expected to result in an increase in our interest costs. Growth in earnings from core operations and completion of Class A development projects is expected to generate growth in per share earnings and FFO, even after consideration of projected increases in interest expense related to refinancing outstanding variable-rate bank debt. Our capital structure will also continue to benefit from longer and laddered debt maturities, less LIBOR-based variable interest rate risk, and continued access to diverse sources of capital. While this transition from unhedged variable-rate bank debt is in process, we expect to utilize interest rate swap agreements to reduce our interest rate risk. We expect to keep our unhedged variable-rate debt at approximately 30% or less of our total debt over the short to medium term. The transition of unhedged variable-rate bank debt to longer-term fixed-rate unsecured bonds is not expected to impact the “highly effective” designation of the existing interest rate swap agreements as of December 31, 2013. Our forecasts assume outstanding unhedged variable-rate debt in an amount at least equal to our effective notional amount of interest rate swap agreements in effect at any point in time.

Secured mortgage notes payable will remain a small portion of our capital structure, and we may utilize secured construction loans for our value-creation development projects from time to time. We believe perpetual preferred stock should remain as a component of our long-term capital structure.

As of December 31, 2013, we had four properties held for sale with an aggregate net book value of $7.5 million. We may identify additional properties for potential sale in 2014 and thereafter.

As of December 31, 2013, approximately 17% of our gross real estate represented non-income-producing assets (CIP and land). Our current development and redevelopment projects represented 8% of our gross investments in real estate, a significant amount of which is pre-leased and expected to be delivered over the next two to eight quarters. The completion and delivery of these projects will significantly reduce our non-income-producing assets as a percentage of gross investments in real estate. Over the next few years, we may also identify certain land parcels for potential sale. Our medium-term target is to reduce non-income-producing assets (CIP and land) as a percentage of our gross investments in real estate to 10%.

The chart below shows the historical trend of non-income-producing assets as a percentage of our gross investments in real estate:

Execution of capital strategy in 2013

During 2013, we achieved many of the long-term components of our capital strategy intended to provide a solid and flexible capital structure that enables stable and consistent future growth, highlighted by the following key accomplishments:

•
Improved our key credit metric ratios forecasted, including net debt to adjusted EBITDA ratio of 6.6 times and a fixed charge coverage ratio of 3.2 times for the fourth quarter of 2013 on an annualized basis;

•
Reduced our non-income-producing assets (CIP and land) to 17% of our gross investment in real estate as of December 31, 2013, compared to 23% as of December 31, 2012, due to the deliveries of value-creation development and redevelopment projects and completed land sales;

•	Reduced our variable-rate bank debt by approximately $612 million;

•	Completed the successful offering of $500 million of 10-year unsecured senior notes at 3.90%; extended average remaining term of outstanding debt to 5.3 years;

•	Completed a $536 million common stock equity offering at $73.50 per share;

•
Maintained significant liquidity of approximately $1.65 billion, consisting of $1.30 billion available under our unsecured senior line of credit, $295 million available under our construction loan commitments, and $58 million in cash and cash equivalents as of December 31, 2013;

•	Extended the maturity of a $76 million secured note payable from April 2014 to January 2017; and

•	Executed additional interest rate swap agreements to provide a minimum of hedged variable-rate debt of $750 million in 2014 and $500 million in both 2015 and 2016.

Results of operations

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Year Ended December 31, 2013, to the Year Ended December 31, 2012” shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties that were fully operating for the entire periods presented (“Same Properties”) separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Property results (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table presents information regarding our Same Properties as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Percentage change in NOI over comparable period from prior year – cash basis	5.4%	3.3%
Percentage change in NOI over comparable period from prior year – GAAP basis	1.8%	(0.6%)
Operating margin	68%	70%
Number of Same Properties	133	131
RSF	11,781,883	9,581,079
Occupancy − current period	93.5%	93.9%
Occupancy − same period prior year	92.7%	93.7%

The following table reconciles Same Properties to total properties for the year ended December 31, 2013:

Development – current	Properties	Redevelopment – current	Properties		Properties
499 Illinois Street	1	11055/11065/11075 Roselle Street	3	Development/redevelopment - Asia	7
269 East Grand Avenue	1
430 East 29th Street	1	Redevelopment – deliveries since January 1, 2012		Acquisitions in North America since January 1, 2012

75/125 Binney Street	1		Properties
360 Longwood Avenue (unconsolidated JV)	1	6275 Nancy Ridge Drive	1	6 Davis Drive	1

		4757 Nexus Center Drive	1	407 Davis Drive	1
	5
		11119 North Torrey Pines Road	1	150 Second Street	1
Development – deliveries since January 1, 2012		620 Professional Drive	1	10121/10151 Barnes Canyon Road	2
	Properties	20 Walkup Drive	1
259 East Grand Avenue	1	10300 Campus Point Drive	1	Properties held for sale	4
400/450 East Jamie Court	2	343 Oyster Point Boulevard	1	Total properties excluded from Same Properties	47
5200 Illumina Way	1	1616 Eastlake Avenue	1
4755 Nexus Center Drive	1	1551 Eastlake Avenue	1
225 Binney Street	1	9800 Medical Center Drive	3	Same Properties	133
Canada	1	285 Bear Hill Road	1
	7	400 Technology Square	1	Total properties as of December 31, 2013	180

		3530/3550 John Hopkins Court	2

			16

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, before loss (gain) on early extinguishment of debt, impairment of land parcel, depreciation and amortization, interest expense, and general and administrative expense. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

The chart below shows our NOI for the years ended December 31, 2011, through December 31, 2013 (in millions):

Further, we believe NOI is useful to investors as a performance measure, because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Real estate impairments have been excluded in deriving NOI because we do not consider impairment losses to be property-level operating expenses. Real estate impairment losses relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our real estate impairments represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy. Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities; repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management, and are excluded from NOI because they represent the ownership structure we have, and are not necessarily linked to the operating performance of our properties. NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or a measure of our ability to make distributions.

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the year ended December 31, 2013, compared to the year ended December 31, 2012, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Year Ended December 31,
Revenues:	2013	2012	$ Change	% Change
Rental – Same Properties	$382,083	$373,589	$8,494	2.3%
Rental – Non-Same Properties	85,681	49,204	36,477	74.1
Total rental	467,764	422,793	44,971	10.6

Tenant recoveries – Same Properties	124,080	120,168	3,912	3.3
Tenant recoveries – Non-Same Properties	26,015	13,112	12,903	98.4
Total tenant recoveries	150,095	133,280	16,815	12.6

Other income – Same Properties	342	348	(6)	(1.7)
Other income – Non-Same Properties	12,950	18,076	(5,126)	(28.4)
Total other income	13,292	18,424	(5,132)	(27.9)

Total revenues – Same Properties	506,505	494,105	12,400	2.5
Total revenues – Non-Same Properties	124,646	80,392	44,254	55.0
Total revenues	631,151	574,497	56,654	9.9

Expenses:
Rental operations – Same Properties	160,358	153,961	6,397	4.2
Rental operations – Non-Same Properties	28,681	18,795	9,886	52.6
Total rental operations	189,039	172,756	16,283	9.4

NOI:
NOI – Same Properties	346,147	340,144	6,003	1.8
NOI – Non-Same Properties	95,965	61,597	34,368	55.8
Total NOI	442,112	401,741	40,371	10.0

Other expenses:
General and administrative	48,520	47,747	773	1.6
Interest	67,952	69,184	(1,232)	(1.8)
Depreciation and amortization	189,123	185,687	3,436	1.9
Impairment of land parcel	—	2,050	(2,050)	(100.0)
Loss on early extinguishment of debt	1,992	2,225	(233)	(10.5)
Total other expenses	307,587	306,893	694	0.2
Income from continuing operations	$134,525	$94,848	$39,677	41.8%

NOI – Same Properties – GAAP basis	$346,147	$340,144	$6,003	1.8%
Less: straight-line rent adjustments	(5,299)	(16,618)	11,319	(68.1)
NOI – Same Properties – cash basis	$340,848	$323,526	$17,322	5.4%

Rental revenues

Total rental revenues for the year ended December 31, 2013, increased by $45.0 million, or 10.6%, to $467.8 million, compared to $422.8 million for the year ended December 31, 2012. The increase was primarily due to rental revenues from our Non-Same Properties, including 23 development and redevelopment projects that were completed and delivered after January 1, 2012, and five operating properties that were acquired after January 1, 2012. In addition, rental revenues from our Same Properties increased by $8.5 million. Occupancy of Same Properties increased 80 basis points, to 93.5% as of December 31, 2013, from 92.7% as of December 31, 2012.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2013, increased by $16.8 million, or 12.6%, to $150.1 million, compared to $133.3 million for the year ended December 31, 2012. This increase is consistent with the increase in our rental operating expenses of $16.3 million. Same Properties tenant recoveries increased by $3.9 million primarily as a result of an increase in Same Properties rental operating expenses of $6.4 million and higher occupancy for these properties in 2013. Rental operating expenses increased during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase in operating costs related to colder weather in 2013, property tax rate increases for our properties located in Massachusetts, an increase in repairs and maintenance projects completed in 2013 compared to 2012, and overall higher occupancy in 2013. Non-Same Properties tenant recoveries increased by $12.9 million as a result of a Non-Same Properties rental operating expense increase of $9.9 million and higher occupancy for the development and redevelopment properties delivered since the beginning of 2012. As of December 31, 2013, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the years ended December 31, 2013 and 2012, of $13.3 million and $18.4 million, respectively, consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	Change
Management fee income	$3,133	$2,679	$454
Interest income	4,589	3,364	1,225
Investment income	5,570	12,381	(6,811)
Total other income	$13,292	$18,424	$(5,132)

Total other income for the year ended December 31, 2013, decreased by $5.1 million, or 27.9%, to $13.3 million, compared to $18.4 million for the year ended December 31, 2012, primarily due to lower investment income in 2013. Investment income decreased largely due to a $5.8 million gain from an equity investment primarily related to one non-tenant life science entity during 2012. The decrease in investment income was partially offset by an increase in interest income.

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2013, increased by $16.3 million, or 9.4%, to $189.0 million, compared to $172.8 million for the year ended December 31, 2012. Approximately $9.9 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 23 development and redevelopment projects that were completed and delivered after January 1, 2012, and five operating properties that were acquired after January 1, 2012.

General and administrative expenses

General and administrative expenses remained relatively consistent at $48.5 million for the year ended December 31, 2013, compared to $47.7 million for the year ended December 31, 2012. Property acquisition-related expenses of $1.4 million for the year ended December 31, 2013, were offset by lower consulting fees in 2013. In 2012, we implemented new enterprise-wide software, which required temporary consulting services. The acquisition-related expenses incurred in 2013 were related to the acquisition of properties with in-place leases. The temporary consulting services were primarily related to data conversion costs and internal and external enterprise-software training costs. As a percentage of total assets, our general and administrative expenses were relatively consistent at 0.64% for the year ended December 31, 2013, and 0.67% for the year ended December 31, 2012.

Interest expense

Interest expense for the year ended December 31, 2013, decreased by $1.2 million, or 1.8%, to $68.0 million, compared to $69.2 million for the year ended December 31, 2012, detailed as follows (in thousands):

	Year Ended December 31,
Component	2013	2012	Change
Secured notes payable	$38,496	$40,439	$(1,943)
Unsecured senior notes payable	36,456	21,255	15,201
Unsecured senior line of credit	7,007	12,035	(5,028)
Unsecured senior bank term loans	20,934	25,567	(4,633)
Interest rate swaps	15,422	22,309	(6,887)
Amortization of loan fees and other interest	10,232	10,084	148
Unsecured senior convertible notes	20	246	(226)
Subtotal	128,567	131,935	(3,368)
Capitalized interest	(60,615)	(62,751)	2,136
Total interest expense	$67,952	$69,184	$(1,232)

The total interest incurred decreased by $3.4 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily as a result of a $612.0 million reduction in our unsecured senior line of credit and unsecured senior bank term loans in 2013 and the decrease in expense related to the expiration, at various dates from September 2012 through September 2013, of certain interest rate swap agreements aggregating $250 million with rates ranging from 4.546% to 5.015%. As these interest rate swaps ended, we opted to leave a portion of the underlying debt unhedged in anticipation of a reduction of outstanding variable-rate debt that occurred during May 2013, when we issued $500.0 million of unsecured notes payable at a fixed rate of 3.90%. In addition, we reduced the outstanding principal balance outstanding on our unsecured senior bank term loans by $500 million in 2012 and 2013 and we amended our unsecured senior line of credit and unsecured senior bank term loans in 2013 to reduce our interest rate on outstanding borrowings. These decreases in interest costs have been partially offset by the increase in interest expense from the issuances of unsecured senior notes payable. Since the beginning of 2012, we have issued $1.05 billion of unsecured senior notes payable. The amended terms and corresponding interest rates of our senior bank term loans and our senior line of credit are as follows:

	Balance at December 31, 2013		Maturity Date		Applicable Rate		Facility Fee
Facility			Prior	Amended	Prior	Amended	Prior	Amended
2016 Unsecured Senior Bank Term Loan	$500	million	June 2016	July 2016	L+1.75%	L+1.20%	N/A	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2017	January 2019	L+1.50%	L+1.20%	N/A	N/A
$1.5 billion unsecured senior line of credit	$204	million	April 2017	January 2019	L+1.20%	L+1.10%	0.25%	0.20%

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2013, increased by $3.4 million, or 1.9%, to $189.1 million, compared to $185.7 million for the year ended December 31, 2012. Depreciation increased due to building improvements, including 23 development and redevelopment projects that were completed and delivered after January 1, 2012, and five operating properties that were acquired in North America after January 1, 2012. The increase in depreciation expense from 2012 to 2013 was partially offset by adjustments recognized in 2012 which were necessary to reduce the carrying amount of buildings and improvements in connection with planned redevelopments.

Impairment of land parcel

During the three months ended December 31, 2012, we committed to sell a land parcel with 50,000 developable square feet rather than hold it on a long-term basis for future development. Upon our decision to sell, we reduced the costs of the land parcel to the anticipated sales price, less cost to sell. As a result, in the three months ended December 31, 2012, we recognized an impairment charge of approximately $2.1 million. We completed the sale of this land parcel in May 2013 at an aggregate sales price of $2.7 million, and a gain upon sale of $391 thousand.

Loss on early extinguishment of debt

During the year ended December 31, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $250.0 million of our unsecured senior bank term loan due in 2016 (“2016 Unsecured Senior Bank Term Loan”), we recognized a loss on early extinguishment of debt aggregating $2.0 million, related to the write-off of unamortized loan fees. During the year ended December 31, 2012, we recognized a loss on early extinguishment of debt of approximately $2.2 million, including $1.6 million related to the write-off of unamortized loan fees upon modification of our unsecured senior line of credit and $0.6 million related to the write-off of unamortized loan fees resulting from the early repayment of our $250.0 million unsecured senior bank term loan due in 2012 (“2012 Unsecured Senior Bank Term Loan”).

Income from discontinued operations

Income from discontinued operations, of $900 thousand and $8.8 million for the years ended December 31, 2013 and 2012, respectively, includes the results of operations of four operating properties that were classified as “held for sale” as of December 31, 2013, as well as the results of operations (prior to disposition) and gain/loss on sale of real estate attributable to 13 properties sold subsequent to January 1, 2012, as well as any related impairment losses. During the year ended December 31, 2012, we recognized an impairment loss aggregating $11.4 million related to our decision to sell rather than hold our investment in 1124 Columbia Street in the Seattle market and One Innovation Drive, 377 Plantation Street, and 381 Plantation Street in the Greater Boston market. We completed the sale of these assets in 2013 along with our sale of 25/35/45 West Watkins Mill Road and 1201 Clopper Road in the Maryland market and 702 Electronic Drive in Pennsylvania, for an aggregate sales price of $128.6 million and a net loss on sale of $121 thousand.

Gain on sale of land parcel

During the year ended December 31, 2013, we sold four parcels of land for aggregate consideration of $73.3 million and recognized an aggregate gain of $4.8 million, which included a gain of $4.1 million on the sale of our final land parcel in the Mission Bay submarket of the San Francisco Bay Area at 1600 Owens Street for $55.2 million.

In March 2012, we completed an in-substance partial sale of our interest in a joint venture that owned a land parcel, resulting in a $1.9 million gain on sale of land parcel. See the “Comparison of the year ended December 31, 2012, to the year ended December 31, 2011” for further information.

The land parcels sold did not meet the criteria for classification as discontinued operations since the parcels did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly, we classified the gain on sale of land parcel below income from discontinued operations, in the consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator for the computation of earnings per share.

Comparison of the year ended December 31, 2012, to the year ended December 31, 2011

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the year ended December 31, 2012, compared to the year ended December 31, 2011, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Year Ended December 31,
Revenues:	2012	2011	$ Change	% Change
Rental – Same Properties	$308,180	$306,693	$1,487	0.5%
Rental – Non-Same Properties	114,613	98,122	16,491	16.8
Total rental	422,793	404,815	17,978	4.4

Tenant recoveries – Same Properties	103,721	102,522	1,199	1.2
Tenant recoveries – Non-Same Properties	29,559	23,683	5,876	24.8
Total tenant recoveries	133,280	126,205	7,075	5.6

Other income – Same Properties	338	29	309	1,065.5
Other income – Non-Same Properties	18,086	5,731	12,355	215.6
Total other income	18,424	5,760	12,664	219.9

Total revenues – Same Properties	412,239	409,244	2,995	0.7
Total revenues – Non-Same Properties	162,258	127,536	34,722	27.2
Total revenues	574,497	536,780	37,717	7.0

Expenses:
Rental operations – Same Properties	124,569	119,714	4,855	4.1
Rental operations – Non-Same Properties	48,187	37,920	10,267	27.1
Total rental operations	172,756	157,634	15,122	9.6

NOI:
NOI – Same Properties	287,670	289,530	(1,860)	(0.6)
NOI – Non-Same Properties	114,071	89,616	24,455	27.3
Total NOI	401,741	379,146	22,595	6.0

Other expenses:
General and administrative	47,747	41,112	6,635	16.1
Interest	69,184	63,373	5,811	9.2
Depreciation and amortization	185,687	150,906	34,781	23.0
Impairment of land parcel	2,050	—	2,050	100.0
Loss on early extinguishment of debt	2,225	6,485	(4,260)	(65.7)
Total other expenses	306,893	261,876	45,017	17.2
Income from continuing operations	$94,848	$117,270	$(22,422)	(19.1)%

NOI – Same Properties – GAAP basis	$287,670	$289,530	$(1,860)	(0.6)%
Less: straight-line rent adjustments	(5,582)	(16,570)	10,988	(66.3)
NOI – Same Properties – cash basis	$282,088	$272,960	$9,128	3.3%

Rental revenues

Total rental revenues for the year ended December 31, 2012, increased by $18.0 million, or 4.4%, to $422.8 million, compared to $404.8 million for the year ended December 31, 2011. The increase was primarily due to rental revenues from our Non-Same Properties, including 21 development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2012, increased by $7.1 million, or 5.6%, to $133.3 million, compared to $126.2 million for the year ended December 31, 2011, due to an increase of $15.1 million, or 9.6%, of rental operating expenses. Same Properties tenant recoveries increased by $1.2 million, while Same Properties rental operating expenses increased by $4.9 million, primarily due to normal temporary vacancies throughout our Same Properties portfolio. Our Same Properties rental operating expenses increased primarily due to year-over-year increases in property taxes, property insurance rates, and the timing of repairs and maintenance expenses. Occupancy of Same Properties was 93.9% and 93.7% as of December 31, 2012 and 2011, respectively. Non-Same Properties tenant recoveries increased by $5.9 million, while Non-Same Properties rental operating expenses increased by $10.3 million, primarily due to some vacancies related to development and redevelopment properties delivered since January 1, 2011, and an increase in certain non-recoverable expenses. As of December 31, 2012, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the years ended December 31, 2012 and 2011, of $18.4 million and $5.8 million, respectively, was as follows (in thousands):

	Year Ended December 31,
	2012	2011	Change
Management fee income	$2,679	$1,859	$820
Interest income	3,364	850	2,514
Investment income	12,381	3,051	9,330
Total other income	$18,424	$5,760	$12,664

Total other income for the year ended December 31, 2012, increased by $12.7 million, or 219.9%, to $18.4 million, compared to $5.8 million for the year ended December 31, 2011. Investment income increased primarily due to a $5.8 million gain from an equity investment primarily related to one non-tenant life science entity and an overall increase in the investment income earned. Interest income also increased primarily as a result of the increase in interest earned from higher bank account balances.

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2012, increased by $15.1 million, or 9.6%, to $172.8 million, compared to $157.6 million for the year ended December 31, 2011. Approximately $10.3 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 21 development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011. Rental operating expenses at our Same Properties increased $4.9 million primarily due to increases in property taxes, property insurance, and repairs and maintenance expenses, as discussed in Tenant Recoveries above. In October 2012, our property at 450 East 29th Street, the East Tower of the Alexandria Center™ for Life Science – New York City, a multi-tenant building with 309,141 RSF, experienced water damage, along with many other properties owned by other landlords in New York City. Our assessment identified water damage in the underground parking area at our property, with no structural damage. The total estimated water damage and cleanup costs were approximately $800 thousand.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2012, increased by $6.6 million, or 16.1%, to $47.7 million, compared to $41.1 million for the year ended December 31, 2011. The increase was primarily due to costs associated with the Amended and Restated Employment Agreement with our Chief Executive Officer to provide a performance-based compensation program. Additionally, the increase in general and administrative expenses was related to an increase in the number of employees due to the growth in both the depth and breadth of our operations in multiple markets. During the year ended December 31, 2012, our average number of employees increased by 25 employees, or 13%, to 221, compared to an average of 196 for the year ended December 31, 2011. As a percentage of total assets, general and administrative expenses were relatively consistent at 0.67% for the year ended December 31, 2012, compared to 0.63% for the year ended December 31, 2011.

Interest expense

Interest expense for the year ended December 31, 2012, increased by $5.8 million, or 9.2%, to $69.2 million, compared to $63.4 million for the year ended December 31, 2011, detailed as follows (in thousands):

	Year Ended December 31,
Component	2012	2011	Change
Secured notes payable	$40,439	$46,263	$(5,824)
Unsecured senior notes payable	21,255	—	21,255
Unsecured senior line of credit	12,035	21,583	(9,548)
Unsecured senior bank term loans	25,567	16,085	9,482
Interest rate swaps	22,309	21,457	852
Amortization of loan fees and other interest	10,084	9,474	610
Unsecured senior convertible notes	246	9,567	(9,321)
Subtotal	131,935	124,429	7,506
Capitalized interest	(62,751)	(61,056)	(1,695)
Total interest expense	$69,184	$63,373	$5,811

Interest expense increased primarily due to the issuance of our unsecured senior notes payable since January 1, 2011, and an increase in the balance outstanding on our unsecured senior bank term loans from a weighted average outstanding balance of $1.0 billion for the year ended December 31, 2011, to a weighted average outstanding balance of $1.4 billion for the year ended December 31, 2012. This increase was partially offset by repayments of nine secured notes payable approximating $71.2 million and repurchases of our 3.70% unsecured senior convertible notes (“3.70% Unsecured Senior Convertible Notes”) aggregating $84.7 million since January 1, 2011. Interest expense related to our unsecured senior line of credit also decreased, primarily due to a lower average outstanding balance of $414.8 million during the year ended December 31, 2012, compared to $746.8 million during the year ended December 31, 2011, and a decrease in the effective interest rate of our unsecured senior line of credit from 2.6% as of December 31, 2011, to 1.4% as of December 31, 2012.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2012, increased by $34.8 million, or 23.0%, to $185.7 million, compared to $150.9 million for the year ended December 31, 2011. The increase resulted primarily from increased depreciation related to building improvements, including 21 development and redevelopment projects that were completed and delivered after January 1, 2011, and six operating properties that were acquired after January 1, 2011. Depreciation also increased as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements in connection with planned redevelopments.

Impairment of land parcel

During the three months ended December 31, 2012, we committed to sell a land parcel with 50,000 developable square feet rather than hold it on a long-term basis for future development. Upon our decision to sell, we reduced the costs of the land parcel to our estimate of fair value, based on the anticipated sales price, less cost to sell. As a result, we recognized an impairment charge of approximately $2.1 million. We completed the sale of this land parcel in May 2013 at an aggregate sales price of $2.7 million and a gain upon sale of approximately $391 thousand.

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

Income from discontinued operations

Income from discontinued operations of $8.8 million and $18.1 million for the years ended December 31, 2012 and 2011, respectively, includes the results of operations of four operating properties that were classified as “held for sale” as of December 31, 2013, as well as the results of operations (prior to disposition) and gain/loss on sale of real estate attributable to 14 properties sold subsequent to January 1, 2011, as well as any related impairment losses. During the three months ended September 30, 2012, we committed to sell four operating properties: 1124 Columbia Street in the Seattle market and One Innovation Drive, 377 Plantation Street, and 381 Plantation Street in the suburban Greater Boston market, aggregating 504,130 RSF, rather than to hold them on a long-term basis. At the time of our commitment to dispose of these assets, these four properties were on average 94% occupied and generated approximately $12.8 million in annual operating income. Upon our commitment to sell, we reduced the net book value of these assets to the anticipated sales price, less cost to sell. As a result, we recognized an impairment charge of approximately $9.8 million. In December 2012, we entered into an agreement with a third party for the sale of 1124 Columbia Street at a price of $42.6 million, which was below our reduced carrying costs as of September 30, 2012. As a result, we recognized an additional impairment charge of $1.6 million in order to reduce the carrying costs to our revised estimated fair value less cost to sell. We completed the sale of these assets in 2013 along with our sale of 25/35/45 West Watkins Mill Road and 1201 Clopper Road in the Maryland market and 702 Electronic Drive in Pennsylvania, for an aggregate sales price of $128.6 million and a net loss upon sale of $121 thousand.

Gain on sale of land parcel

In March 2012, we completed an in-substance partial sale on a portion of our interest in a joint venture, and admitted as a 50% member Clarion Partners, LLC, resulting in a reduction of our ownership interest from 55% to 27.5%. The transfer of one-half of our 55% ownership interest in this real estate venture to Clarion Partners, LLC, was accounted for as an in-substance partial sale of an interest in the underlying real estate. In connection with the sale of one-half of our 55% ownership interest in the land parcel, we received a special distribution of approximately $22.3 million, which included the recognition of a $1.9 million gain on sale of land and approximately $5.4 million from our share of loan refinancing proceeds.

In August 2011, we completed the sale of a land parcel in our San Diego market for an aggregate sales price of approximately $17.3 million, at a gain on sale of approximately $46,000.

The land parcels sold did not meet the criteria for classification as discontinued operations since the parcels did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly, in the consolidated statements of income, we classified the gain on sale of land parcel below income from discontinued operations and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator, for the computation of earnings per share.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for earnings per share attributable to Alexandria’s common stockholders – diluted and reaffirmed guidance for FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ended December 31, 2014, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to earnings per share, the most directly comparable GAAP measure, and other key assumptions included in our guidance for the year ended December 31, 2014.

2014 Guidance
EPS and FFO Per Share	Low – High
Earnings per share attributable to Alexandria’s common stockholders – diluted	$1.75 – $1.95
Add back: depreciation and amortization	2.87
Other	(0.02)
FFO per share attributable to Alexandria’s common stockholders – diluted	$4.60 – $4.80

Key Assumptions (Dollars in thousands)	2014 Guidance
	Low	High
Occupancy percentage for operating properties as of December 31, 2014:
North America	96.5%	97.0%

Rental rate steps on lease renewals and re-leasing of space:
Cash basis	3%	5%
GAAP basis	8%	11%

Same Property NOI growth:
Cash basis	4%	6%
GAAP basis	2%	4%

Straight-line rents	$42,000	$47,000
General and administrative expenses	$48,000	$52,000
Capitalization of interest	$35,000	$45,000
Interest expense	$77,000	$93,000

As of December 31, 2013, we had construction in progress related to our five North American development projects and one North American redevelopment project, respectively. The completion of these projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects in North America, including the timing of initial occupancy, stabilization dates, and Initial Stabilized Yield, are included in “Item 2. Properties – Investments in Real Estate.” Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables above and in the “Development and Redevelopment Projects in North America” table in “Item 2. Properties – Investments in Real Estate” and in “Sources and Uses of Capital,” including the “Projected Construction Spending ” table.

The completion of our development and redevelopment projects will result in the increase of interest expense and other project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred. Our projection assumptions for straight-line rents, general and administrative expenses, capitalization of interest, interest expense, and Same Property NOI growth are included in the tables on this page and are subject to a number of variables and uncertainties, including those discussed under the “Forward-looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of this annual report on Form 10-K for the year ended December 31, 2013. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for property acquisitions, development, redevelopment, other construction projects, capital improvements, tenant improvements, leasing costs, non-revenue-generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, strategic joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

We expect to continue meeting our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities.  We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•	Reduce our amount of unsecured bank debt;

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, joint ventures, preferred stock, and common stock;

•	Manage the amount of debt maturing in a single year;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•
Maintain adequate liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured senior line of credit and available commitments under secured construction loans;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Retain positive cash flows from operating activities after payment of dividends for reinvestment in acquisitions and/or development and redevelopment projects;

•
Continue to reduce our non-income-producing assets as a percentage of our gross investment in real estate through our continued delivery of development and redevelopment projects, and selective land sales; and

•	Maintain solid key credit metrics, including net debt to adjusted EBITDA and fixed charge coverage ratio, with some variation from quarter to quarter and year to year.

Unsecured senior line of credit and unsecured senior bank term loans

On July 26, 2013, we amended our 2016 Unsecured Senior Bank Term Loan to reduce the interest rate on outstanding borrowings.  We expect to repay this loan over the next three years.  In addition, on August 30, 2013, we amended our $1.5 billion unsecured senior line of credit and our 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”) to reduce the interest rate on outstanding borrowings, extend the maturity dates, and amend certain financial covenants. Also on August 30, 2013, we amended our 2016 Unsecured Senior Bank Term Loan to conform certain financial covenants to those contained in the amended credit agreement related to the unsecured senior line of credit and the 2019 Unsecured Senior Bank Term Loan. The maturity dates below reflect available extension options that we control.

	Balance at December 31, 2013		Maturity Date		Applicable Rate		Facility Fee
Facility			Prior	Amended	Prior	Amended	Prior	Amended
2016 Unsecured Senior Bank Term Loan	$500	million	June 2016	July 2016	L+1.75%	L+1.20%	N/A	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2017	January 2019	L+1.50%	L+1.20%	N/A	N/A
$1.5 billion unsecured senior line of credit	$204	million	April 2017	January 2019	L+1.20%	L+1.10%	0.25%	0.20%

During the year ended December 31, 2013, in conjunction with aggregate paydown of $250.0 million of our 2016 Unsecured Senior Bank Term Loan and the refinancing of our unsecured senior bank term loans, we recognized a loss on early extinguishment of debt aggregating $2.0 million, related to the write-off of unamortized loan fees.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (“Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. As of December 31, 2013, we had $204.0 million of borrowings outstanding. See Note 6 to our consolidated financial statements in Item 15 of this report for the Applicable Margin in effect at December 31, 2013.  In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20%.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of December 31, 2013, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	32.2%
Secured Debt Ratio	Less than or equal to 45.0%	7.3%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	2.67x
Unsecured Leverage Ratio	Less than or equal to 60.0%	37.4%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	7.43x

(1)
For a definition of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, each dated as of August 30, 2013, which was filed as exhibits to the Quarterly Report for the three and nine months ended September 30, 2013, on Form 10-Q.

(2)	Actual covenants are calculated pursuant to the specific terms to our unsecured senior line of credit and unsecured senior bank term loan agreements.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 3.90% Unsecured Senior Notes and 4.60% Unsecured Senior Notes as of December 31, 2013, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	8%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	6.0x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	264%

(1)
For a definition of the ratios, refer to the most current indenture and related supplements, which are filed with the SEC as exhibits to our Current Report on Form 8-K on February 29, 2012, and June 7, 2013.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2014, will be satisfied by the following multiple sources of capital as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources and Uses of Capital (In thousands)	Low	High
Sources of capital:
Unsecured senior notes payable	$350,000	$450,000
Secured loan additions (construction loans and assumed debt) (1)	100,000	223,000
Secured notes payable repayments (2)	(210,000)	(210,000)
Activity on our unsecured senior line of credit and senior unsecured term loan	80,000	(53,000)
Sources of debt capital	320,000	410,000
Net cash provided by operating activities after dividends	100,000	120,000
Land sales/strategic joint venture capital (3)	145,000	245,000
Total sources of capital	$565,000	$775,000

Uses of capital:
Construction	$565,000	$625,000
Acquisitions	—	150,000
Total uses of capital	$565,000	$775,000

(1)	Includes the assumption of a non-recourse secured note payable of $40.7 million in connection with the acquisition of a property in January 2014.

(2)
Represents the principal amortization payments on all of our secured notes payable, including one secured note payable related to Alexandria Technology Square® that was repaid on January 31, 2014. This amount excludes $20.9 million that was funded by our 10% joint venture partner.

(3)	Projected joint venture of non-income-producing assets.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment and performance of our core operations in areas such as delivery of current and future development and redevelopment projects, leasing activity, and renewals.  Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2013.  We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Real estate sales / strategic joint venture capital

We continue the disciplined execution of our asset recycling program to monetize non-strategic non-income-producing assets as a source of capital through asset sales or from joint venture proceeds. During 2013 we sold four land parcels for aggregate consideration of $73.3 million. For 2014, we expect to monetize $145 million to $245 million through the sale of land or from joint venture proceeds related to non-income-producing assets.

We completed substantially all significant sales of non-strategic income-producing assets targeted for 2013 aggregating $128.6 million. As of December 31, 2013, we had four properties classified as “held for sale” with an aggregate book value of $7.6 million.

Secured construction loans

In May 2013, we closed a secured construction loan with aggregate commitments of $36.0 million for our 100% pre-leased development project at 269 East Grand Avenue in the San Francisco Bay Area market. The construction loan matures in June 2016, and we have an option to extend the stated maturity date of June 1, 2016, by one year, twice, to June 1, 2018, subject to certain conditions. The construction loan bears interest at LIBOR or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the federal funds rate in effect on the day of borrowing (“Base Rate”), plus in either case a specified margin of 1.40% for LIBOR borrowings or 0.25% for Base Rate borrowings. As of December 31, 2013, commitments of $36.0 million were available under this loan.

In August 2013, we closed a secured construction loan for our development project at 75/125 Binney Street in the Greater Boston market. The construction loan matures in August 2017, and we have an option to extend the stated maturity date of August 23, 2017, by one year, to August 23, 2018, subject to certain conditions. The construction loan bears interest at the LIBOR or the Base Rate specified in the construction loan agreement, plus in either case a specified margin of 1.35% for LIBOR borrowings or 0.35% for Base Rate borrowings. As of December 31, 2013, 100% of commitments aggregating $250.4 million were available under this loan.

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million. The construction loan matures in July 2015, and we have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017, subject to certain conditions. The construction loan bears interest at the LIBOR or the base rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the Base Rate, plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings. As of December 31, 2013, the outstanding loan balance was $46.0 million and commitments of $9.0 million were available under this loan.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of December 31, 2013, we had $1.3 billion available for borrowing under our $1.5 billion unsecured senior line of credit.

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. Dollars, Euro, Sterling, or Yen), (ii) the average annual yield rates applicable to Canadian dollar banker's acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The “Base Rate” specified in the amended unsecured line of credit agreement means for any day a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of December 31, 2013, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. As of December 31, 2013, we had $204 million in borrowings outstanding on our $1.5 billion unsecured senior line of credit. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Liquidity

The following table presents the remaining availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of December 31, 2013 (dollars in thousands):

Description	Stated Rate	Total Commitments	Outstanding Balance	Available Liquidity
$1.5 Billion Unsecured Senior Line of Credit	LIBOR +1.10%	$1,500,000	$204,000	$1,296,000
259 East Grand Avenue – Secured Construction Loan	LIBOR + 1.50%	55,000	46,013	8,987
269 East Grand Avenue – Secured Construction Loan	LIBOR + 1.40%	36,000	—	36,000
75/125 Binney Street – Secured Construction Loan	LIBOR + 1.35%	250,400	—	250,400
		$1,841,400	$250,013	1,591,387
Cash and Cash Equivalents				57,696
Total				$1,649,083

Cash and cash equivalents

As of December 31, 2013, we had approximately $57.7 million of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of December 31, 2013, and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Funds held in trust under the terms of certain secured notes payable	$14,572	$17,904
Funds held in escrow related to construction projects	5,655	5,652
Other restricted funds	7,482	16,391
Total	$27,709	$39,947

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Secured notes payable

In December 2013, we extended the maturity date of a $76.0 million secured note payable from April 20, 2014, to January 20, 2017.

3.90% Unsecured Senior Notes payable offering

In June 2013, we completed the issuance of our 3.90% Unsecured Senior Notes due in June 2023. Net proceeds of approximately $498.6 million were initially used to prepay a portion of the outstanding principal balance of $750.0 million on our 2016 Unsecured Senior Bank Term Loan and to reduce the outstanding borrowings on our unsecured senior line of credit to zero. As a result of the partial prepayment of our term loan, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees. See Note 6 to our consolidated financial statements in Item 15 of this Report.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued from time to time at our discretion based on our needs and market conditions, including as necessary to balance our use of incremental debt capital.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction-related and financing-related activities. In January 2014, our joint venture partner funded approximately $20.9 million related to the repayment of our $208.7 million secured note payable collateralized by Alexandria Technology Square®.

The following table presents information related to debt held by our consolidated and unconsolidated joint ventures (dollars in thousands):

	Our JV Ownership Percentage		December 31, 2013					Interest Rate
Loan Collateral		Type	Total Outstanding		Our Share	Third-Party Share	Maturity Date (1)
Alexandria Technology Square®	90.0%	Consolidated	$208,683	(2)	$187,815	$20,868	4/1/2014	5.59%
360 Longwood Avenue	27.5%	Unconsolidated	$87,856	(3)	$24,160	$63,696	4/1/2019	5.25%

(1)	Includes any extension options that we control.

(2)	Represents secured note payable that was repaid on January 31, 2014.

(3)	Construction loan that has an aggregate commitment of $213.2 million and bears interest at LIBOR+3.75%, with a floor of 5.25%.

Uses of capital

Summary of capital expenditures

The primary use of capital has historically been related to the development, redevelopment, and construction of properties. In North America, we currently have development projects under way for 947,927 RSF of laboratory space. In addition, we have a 27.5% interest in an unconsolidated joint venture that is currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market. We incur construction costs related to development, redevelopment, and other construction activities and additional project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.

The following tables summarize the total projected capital expenditures for the year ended December 31, 2014, and the components of our total actual capital expenditures for the year ended December 31, 2013, which include interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ended December 31, 2014
Current value-creation projects in North America:
Development	$325,000
Redevelopment	8,000
Developments/redevelopments recently transferred to rental properties	50,000	(1)
Generic laboratory infrastructure/building improvement projects	45,000	(2)
Current value-creation projects in North America		428,000
Near-term value-creation projects:
Development	62,500	(3)
Redevelopment	37,000	(4)
Predevelopment	60,000	(5)
Near-term value-creation projects		159,500
Value-creation projects		587,500
Non-revenue-enhancing capital expenditures		12,500
Total construction spending		$600,000

Guidance range		$ 565,000 - 625,000

(1)
Developments/redevelopments recently transferred to rental properties include certain vacancies, generally less than 10% of the project, that may require additional construction prior to occupancy. For example, our recently delivered redevelopment projects at 4757 Nexus Center Drive, 400 Technology Square, 343 Oyster Point Boulevard, 1616 Eastlake Avenue, 1551 Eastlake Avenue, and 10300 Campus Point Drive generally have 15,000 to 30,000 RSF of value-creation activities to complete in connection with the lease-up and delivery of the space.

(2)
Includes, among others, generic infrastructure building improvement projects in North America, including 300 Technology Square, 5810/5820 Nancy Ridge Drive, 8000 Virginia Manor Road, and 44 Hartwell Avenue.

(3)	Near-term value-creation development projects include, among others, 5200 Illumina Way.

(4)
Near-term value-creation redevelopment projects include, among others, 3033 Science Park Road and 10121 Barnes Canyon Road. These projects were acquired in the second quarter of 2012 and the third quarter of 2013, respectively.

(5)
Includes traditional preconstruction costs plus predevelopment costs related to: (i) approximately $17 million of site and infrastructure costs for the 1.2 million RSF related to 50 Binney Street, 60 Binney Street, and 100 Binney Street at the Alexandria Center™ at Kendall Square, including utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks, and (ii) approximately $4 million related to the design, permitting, and construction drawings related to 50 Binney Street and 60 Binney Street. Site and infrastructure costs related to 75/125 Binney Street are included in our estimate of cost at completion and initial stabilized yields.

There can be no assurance that our projected capital expenditures will not be materially lower or higher than these expectations.

Historical construction spending (In thousands)	Year Ended December 31, 2013
Development – North America	$353,064
Redevelopment – North America	112,289
Predevelopment	59,657
Generic laboratory infrastructure/building improvement projects in North America (1)	46,814
Development and redevelopment – Asia	10,107
Total construction spending	$581,931

(1)	Includes revenue-enhancing projects and amounts shown in the table below related to non-revenue-enhancing capital expenditures.

The tables below show the average per square foot property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment) during the years ended December 31, 2013 and 2012 (dollars in thousands, except per square foot amounts):

	Year Ended December 31,
	2013			2012
Non-revenue-enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs	Amount	Square Feet	Per Square Foot	Amount	Square Feet	Per Square Foot
Non-revenue-enhancing capital expenditures	$3,461	13,963,661	$0.25	$2,068	14,115,129	$0.15
Tenant improvements and leasing costs:
Re-tenanted space	$6,042	401,880	$15.03	$2,673	284,263	$9.40
Renewal space	9,860	1,436,517	6.86	6,508	1,191,140	5.46
Total tenant improvements and leasing costs	$15,902	1,838,397	$8.65	$9,181	1,475,403	$6.22

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment) on a per square foot basis in 2014 to be approximately similar to the amounts shown in the preceding table.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the years ended December 31, 2013 and 2012, of approximately $60.6 million and $62.8 million, respectively, is classified in investments in real estate, net.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating approximately $17.5 million and $13.4 million for the years ended December 31, 2013 and 2012, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net.  Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $7.7 million for the year ended December 31, 2013.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the years ended December 31, 2013 and 2012, were approximately $43.8 million and $45.9 million, respectively, of which approximately $11.0 million and $10.6 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

On July 5, 2013, we agreed to invest $13.1 million at 10121/10151 Barnes Canyon Road, a 115,895 RSF office property located in the Sorrento Mesa submarket of San Diego. Our investment of $5.4 million was funded in August 2013 and an additional $7.7 million will be funded no later than October 2014.  The property is currently 100% occupied with leases that expire in 2014 and 2015. We intend to convert the existing office space into laboratory space through redevelopment when the spaces become available. Initial stabilized yields and average cash yield will be provided in the future upon commencement of the redevelopment.

On September 16, 2013, we acquired 407 Davis Drive, a Class A laboratory/office property in our Research Triangle Park market for a total purchase price of $19.4 million. The building consists of 81,956 RSF and is 100% leased to Bayer AG. The initial stabilized cash and GAAP yields are 7.8% and 8.7%, respectively. The estimated average cash yield for the project is 8.7%.

On November 12, 2013, we acquired three adjacent buildings aggregating 55,213 RSF at 11055, 11065, and 11075 Roselle Street in the Sorrento Valley submarket of San Diego for a total purchase price of $8.3 million. The buildings are currently undergoing redevelopment and we pre-leased 75% of the space to Tandem Diabetes Care, Inc. The estimated initial stabilized yields for this project are 7.8% and 7.9%, on a cash and GAAP basis, respectively. The estimated average cash yield for the project is 8.0%.

On November 27, 2013, we acquired 150 Second Street, a 123,210 RSF, newly developed Class A property in the Cambridge submarket of Greater Boston, for a total purchase price of $94.5 million. The building is 85% leased to two publicly traded life science companies. The estimated initial stabilized yields for this property are 7.3% and 7.5%, on a cash and GAAP basis, respectively. The estimated average cash yield for the project is 8.2%.

2016 Unsecured Senior Bank Term Loan repayment

As part of our continuing transition from bank debt financing to unsecured senior notes payable, and from variable-rate debt to fixed-rate debt, and from short-term debt to long-term debt, we repaid $250.0 million of our 2016 Unsecured Senior Bank Term Loan during the year ended December 31, 2013. As a result of this early prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees during the year ended December 31, 2013, aggregating $2.0 million.

Contractual obligations and commitments

Contractual obligations as of December 31, 2013, consisted of the following (in thousands):

		Payments by Period
	Total	2014	2015-2016	2017-2018	Thereafter
Secured and unsecured debt (1) (2) (3)	$3,062,837	$229,577	$792,165	$79,853	$1,961,242
Estimated interest payments on fixed-rate and hedged variable-rate debt (4)	137,902	44,729	62,235	20,395	10,543
Estimated interest payments on variable-rate debt (5)	26,751	5,758	18,850	2,143	—
Ground lease obligations	687,447	10,520	20,404	21,234	635,289
Other obligations	8,827	1,324	2,862	3,159	1,482
Total	$3,923,764	$291,908	$896,516	$126,784	$2,608,556

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)
Amounts include noncontrolling interests’ share of scheduled principal maturities of approximately $20.9 million, all of which matures in 2014. See discussion under Note 6, Secured and Unsecured Senior Debt, for additional information.

(3)	Payment dates include any extension options that we control.

(4)
Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(5)	The interest payments on variable-rate debt were based on the interest rates in effect as of December 31, 2013.

Secured notes payable

Secured notes payable as of December 31, 2013, consisted of 15 notes secured by 38 properties. Our secured notes payable typically require monthly payments of principal and interest and had weighted average interest rates of approximately 5.45% as of December 31, 2013. Noncontrolling interests’ share of consolidated secured notes payable aggregated approximately $20.9 million as of December 31, 2013. The total book values of rental properties, net, land held for future development, and construction in progress securing debt were approximately $1.6 billion as of December 31, 2013. As of December 31, 2013, our secured notes payable, including unamortized discounts, were composed of approximately $586.6 million and $122.2 million of fixed and variable-rate debt, respectively.

On January 31, 2014, we repaid our $208.7 million secured note payable related to Alexandria Technology Square®. Our joint venture partner funded $20.9 million of the proceeds required to repay the secured note payable.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.  As of December 31, 2013, approximately 84% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 16% of our debt as of December 31, 2013, was unhedged variable-rate debt based primarily on LIBOR.  Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of December 31, 2013.  See additional information regarding our debt under Note 6, Secured and Unsecured Senior Debt, to our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans.  These agreements involve the receipt of variable-rate amounts from a counterparty in exchange for our payment of fixed-rate amounts to the counterparty over the life of the agreement without the exchange of the underlying notional amount.  Interest received under all of our interest rate swap agreements is based on the one-month LIBOR.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between the Company and each counterparty to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of December 31, 2013, the largest aggregate notional amount of the interest rate swap agreements in effect at any single point in time with an individual counterparty was $250.0 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

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

Ground lease obligations

Ground lease obligations as of December 31, 2013, included leases for 29 of our properties, which accounted for approximately 16% of our total number of properties, and two land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $8.9 million at December 31, 2013, our ground lease obligations have remaining lease terms generally ranging from 40 to 100 years, including extension options.

A 100% owned subsidiary of the Company previously executed a ground lease, as ground lessee, for certain property in New York City.  The West Tower of the Alexandria Center™ for Life Science – New York City is being constructed on such ground-leased property.  In November 2012, we commenced vertical construction of the West Tower.  The ground lease provides that substantial completion of the West Tower occur by October 31, 2015, and requires satisfying conditions that include substantially completed construction in accordance with the plans.  The ground lease also provides that by October 31, 2016, the ground lessee shall obtain a temporary or permanent certificate of occupancy for the core and shell of both the East Tower of the Alexandria Center™ for Life Science – New York City and the West Tower.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between the two parties under the ground lease.  All of the required milestones have been met.

Commitments

As of December 31, 2013, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $272.0 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $46.7 million for certain investments over the next several years. In addition, we have letters of credit and performance obligations of $13.9 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities in some of our future value-creation projects. At December 31, 2013, we have land and land improvements with an aggregate book value of approximately $18.8 million where we have construction commitment obligations aggregating approximately 300,000 RSF that need to be fulfilled by 2016. The estimated cost to develop these projects will be approximately $115 to $145 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities in turn also have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	Change
Net cash provided by operating activities	$312,727	$305,533	$7,194
Net cash used in investing activities	$(591,375)	$(558,100)	$(33,275)
Net cash provided by financing activities	$197,570	$314,860	$(117,290)

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Year Ended December 31,
	2013	2012	Change
Net cash provided by operating activities	$312,727	$305,533	$7,194
Add back: Changes in operating assets and liabilities	4,785	(15,287)	20,072
Net cash provided by operating activities before changes in assets and liabilities	$317,512	$290,246	$27,266

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the delivery of development projects, and the timing and delivery of redevelopment projects. Net cash provided by operating activities for the year ended December 31, 2013, increased to $312.7 million, compared to $305.5 million for the year ended December 31, 2012.  Net cash provided by operating activities before changes in assets and liabilities, for the year ended December 31, 2013, increased by approximately $27.3 million million, or 9.4%, to $317.5 million, compared to $290.2 million for the year ended December 31, 2012.  This increase was primarily attributable to an increase in our Same Properties cash NOI of approximately $17.3 million, or 5.4%, to $340.8 million for the year ended December 31, 2013, compared to $323.5 million for the year ended December 31, 2012. The remainder of our increase in operating cash flow was primarily due to the delivery of significant development and redevelopment projects in 2013. See the “Value-Creation Opportunities and External Growth” for a summary of key deliveries.

Investing activities

Net cash used in investing activities for the year ended December 31, 2013, was $591.4 million, compared to $558.1 million for the year ended December 31, 2012.  This change consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	Change
Proceeds from sales of properties	$153,968	$36,179	$117,789
Additions to properties	(593,389)	(549,030)	(44,359)
Purchase of properties	(122,069)	(42,171)	(79,898)
Other	(29,885)	(3,078)	(26,807)
Net cash used in investing activities	$(591,375)	$(558,100)	$(33,275)

The change in net cash used in investing activities for the year ended December 31, 2013, is primarily due to an increase in capital expenditures for construction, including capital expenditures related to our development and redevelopment projects, and a higher investment in property acquisitions during the year ended December 31, 2013, as compared to the year ended December 31, 2012, offset by higher proceeds from sales of properties during the year ended December 31, 2013. For additional information on the acquisition and disposition of real estate assets, see Note 3 to our consolidated financial statements in Item 15 of this report.

Value-creation opportunities and external growth

As of December 31, 2013, we had five ground-up development projects in process in North America, including an unconsolidated joint venture development project, aggregating 1,361,463 RSF. We also had one project in North America with 55,213 RSF undergoing conversion into laboratory space through redevelopment. These projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, are expected to contribute significant increases in rental income, NOI, and cash flows. For further discussion, see “Sources and Uses of Capital – Uses of Capital – Summary of Capital Expenditures” above.

Our initial stabilized yield on a cash basis reflects cash rents at date of stabilization after initial rental concessions, if any, have elapsed.  We expect, on average, our cash rents related to our value-creation projects to increase over time pursuant to contractual rent escalations.  As of December 31, 2013, 95% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.

During the year ended December 31, 2013, we executed leases aggregating 896,511 RSF and 277,795 RSF, respectively, related to our development and redevelopment projects.

For information on our key deliveries of development and redevelopment projects for the year ended December 31,
2013, see “Value-Creation Projects and External Growth” located earlier within Item 7 of this report.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2013, decreased by $117.3 million, to $197.6 million, compared to $314.9 million for the year ended December 31, 2012.  This decrease consisted of the following amounts (in thousands):

	Year Ended December 31,
	2013	2012	Change
Borrowings from secured notes payable	$28,489	$17,810	$10,679
Repayments of borrowings from secured notes payable	(36,219)	(26,367)	(9,852)
Proceeds from issuance of unsecured senior notes payable	498,561	544,650	(46,089)
Principal borrowings from unsecured senior line of credit	729,000	847,147	(118,147)
Repayments of borrowings from unsecured senior line of credit	(1,091,000)	(651,147)	(439,853)
Repayments of unsecured senior bank term loan	(250,000)	(250,000)	—
Repurchase of unsecured senior convertible notes	(384)	(84,801)	84,417
Total changes related to debt	(121,553)	397,292	(518,845)

Redemption of Series C Cumulative Redeemable Preferred Stock	—	(129,638)	129,638
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	—	124,868	(124,868)
Total changes related to preferred stock	—	(4,770)	4,770

Proceeds from common stock offering	534,469	97,890	436,579
Dividend payments	(194,961)	(154,317)	(40,644)
Other	(20,385)	(21,235)	850
Net cash provided by financing activities	$197,570	$314,860	$(117,290)
Secured construction loans

See the “Secured construction loans” section in Sources and Uses of Capital in Item 7 of this report for details.

Debt repayments, refinancing, and losses on early extinguishment of debt

During the year ended December 31, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $250.0 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt aggregating $2.0 million, related to the write-off of unamortized loan fees.

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

During the years ended December 31, 2013 and 2012, we paid the following dividends (in thousands):

	Year Ended December 31,
	2013	2012	Change
Common stock dividends	$169,076	$126,498	$42,578
Series C Cumulative Redeemable Preferred Stock dividends	—	5,428	(5,428)
Series D Cumulative Convertible Preferred Stock dividends	17,500	17,500	—
Series E Cumulative Redeemable Preferred Stock dividends	8,385	4,891	3,494
	$194,961	$154,317	$40,644

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $2.49 per common share for the year ended December 31, 2013, from $2.02 per common share for the year ended December 31, 2012.  The increase was also due to an increase in the number of shares of common stock outstanding to 71.2 million shares as of December 31, 2013, compared to 63.2 million shares as of December 31, 2012.

Inflation

As of December 31, 2013, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

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

Investments in real estate, net, and discontinued operations

We recognize real estate acquired (including the intangible value of above or below market leases, acquired in-place leases, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date. If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred to execute similar leases, considering market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

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

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale”; and if (i) the operations and cash flows of the property have been or will be eliminated from the ongoing operations, and (ii) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income; and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. Depreciation of assets ceases upon designation of a property as “held for sale.”

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for future development, construction in progress, and intangibles, are individually evaluated for impairment when conditions indicate that the amount of a long-lived asset may not be recoverable. Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, land held for future development, and construction in progress, are assessed by project and include, but are not limited to, significantly adverse changes in NOI, vacancy, operating losses, cash flow losses, construction costs, estimated completion dates, rental rates, or previously unknown and materially adverse environmental matters, among other factors. The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We assess the expected undiscounted cash flows based on our latest estimates of current and future economic conditions that may affect the property whenever indicators of impairment are present. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the “held for sale” impairment model for our properties classified as “held for sale.” The “held for sale” impairment model is different from the held and used impairment model. Under the “held for sale” impairment model, an impairment loss is recognized if the amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as “held for sale.”

Capitalization of costs

We are required to capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, or construction of a project. Capitalization of development, redevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred. Expenditures for repairs and maintenance and demolition are expensed as incurred. Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in construction, development, and redevelopment activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $7.7 million for the year ended December 31, 2013.

We also capitalize costs directly related and essential to our leasing activities. These costs are amortized on a straight-line basis over the terms of the related leases. Costs related to unsuccessful leasing opportunities are expensed as incurred.

Acquisition costs related to business acquisitions, including real estate acquired with in-place leases and abandoned projects, are expensed as incurred. These costs are classified as general and administrative expense in the accompanying consolidated statements of income. During the three months ended December 31, 2013, we incurred approximately $1.4 million of acquisition related costs, including abandoned projects. We completed acquisitions in November 2013 and January 2014 for an aggregate purchase price of $166.8 million. See “Subsequent Events” in the notes to consolidated financial statements under Item 15 to this report on Form 10-K. These amounts aggregated approximately $1.1 million, and $1.0 million for the years ended December 31, 2012 and 2011, respectively.

Investments

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science industry. All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated balance sheets. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of December 31, 2013 and 2012, our ownership was in compliance with this limit.

Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists. The factors that we consider in making these assessments include market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate their fair value. For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a non-cash charge to current earnings. We measure and disclose the estimated fair value of individual investments utilizing a fair value hierarchy that distinguishes between data obtained from sources independent from us and our own assumptions about individual investments. For a description of the methodology we use to determine the fair value of privately held entities, refer to Note 9, Fair Value Measurements.

Interest rate swap agreements

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR. We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy. Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of the interest rate swap agreements.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of December 31, 2013 and 2012, we had no allowance for estimated losses.

As of December 31, 2013, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

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

Non-GAAP measures

Funds from operations and funds from operations, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies between periods, and on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”).  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the estimated fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of land parcels, impairments of investments, and deal costs less realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

Adjusted funds from operations

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our client tenants), non-revenue-enhancing tenant improvements and leasing commissions (excludes revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent and straight-line rent on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above and below market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts to: (i) deduct certain expenditures that, although capitalized and classified in depreciation expense, do not enhance the revenue or cash flows of our properties; (ii) eliminate the effect of straight-lining our rental income and capitalizing income from development projects; and (iii) eliminate the effect of items that are not indicative of our core operations and that do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or subject to judgmental valuation inputs and the timing of our decisions.

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

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Alexandria’s common stockholders – basic	$108,751	$67,630	$101,973
Depreciation and amortization	190,778	192,005	158,026
(Gain) loss on sale of real estate	121	(1,564)	—
Impairment of real estate	—	11,400	994
Gain on sale of land parcel	(4,824)	(1,864)	(46)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	5,613	4,592	5,063
FFO	(5,577)	(4,561)	(6,402)
FFO attributable to Alexandria’s common stockholders – basic	294,862	267,638	259,608
Assumed conversion of 8.00% unsecured senior convertible notes	15	21	21
FFO attributable to Alexandria’s common stockholders – diluted	294,877	267,659	259,629
Realized gain on equity investment primarily related to one non-tenant life science entity	—	(5,811)	—
Impairment of land parcel	—	2,050	—
Impairment of investments	853	—	—
Acquisition-related expenses	1,446	—	—
Loss on early extinguishment of debt	1,992	2,225	6,485
Preferred stock redemption charge	—	5,978	—
Allocation to unvested restricted stock awards	(35)	(39)	(69)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	299,133	272,062	266,045

Non-revenue-enhancing capital expenditures:
Building improvements	(3,461)	(2,068)	(2,531)
Tenant improvements and leasing commissions	(15,902)	(9,181)	(10,600)
Straight-line rent revenue	(27,935)	(28,456)	(26,797)
Straight-line rent expense on ground leases	1,896	3,285	4,704
Capitalized income from development projects	143	645	3,973
Amortization of acquired above and below market leases	(3,316)	(3,200)	(9,332)
Amortization of loan fees	9,936	9,832	9,300
Amortization of debt premiums/discounts	529	511	3,819
Stock compensation	15,552	14,160	11,755
Allocation to unvested restricted stock awards	191	127	122
AFFO attributable to Alexandria’s common stockholders – diluted	$276,766	$257,717	$250,458

The following table presents a reconciliation of net income per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below.

	Year Ended December 31,
	2013	2012	2011
Net income per share attributable to Alexandria’s common stockholders – basic	$1.60	$1.09	$1.73
Depreciation and amortization	2.80	3.10	2.66
Gain on sale of real estate	—	(0.03)	—
Impairment of real estate	—	0.18	0.02
Gain on sale of land parcel	(0.07)	(0.03)	—
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	0.08	0.07	0.09
FFO	(0.08)	(0.07)	(0.11)
FFO per share attributable to Alexandria’s common stockholders – basic and diluted	4.33	4.31	4.39
Realized gain on equity investment primarily related to one non-tenant life science entity	—	(0.09)	—
Impairments	0.01	0.04	—
Acquisition-related expenses	0.02	—	—
Loss on early extinguishment of debt	0.04	0.02	0.11
Preferred stock redemption charge	—	0.10	—
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	4.40	4.38	4.50
Non-revenue-enhancing capital expenditures	(0.28)	(0.18)	(0.22)
Straight-line rent revenue	(0.41)	(0.46)	(0.45)
Straight-line rent expense on ground leases	0.03	0.05	0.08
Amortization of acquired above and below market leases	(0.05)	(0.05)	(0.16)
Amortization of loan fees	0.14	0.16	0.16
Stock compensation	0.23	0.23	0.20
Other	0.01	0.02	0.13
AFFO per share attributable to Alexandria’s common stockholders – diluted	$4.07	$4.15	$4.24

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use adjusted EBITDA (“Adjusted EBITDA”) to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate and land parcels, deal costs, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate and land parcels, deal costs, and impairments.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate and land parcels, deal costs, and impairments provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs, and are subject to judgmental inputs and the timing of our decisions.  EBITDA and Adjusted EBITDA have limitations as measures of our performance.  EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, and Adjusted EBITDA (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Net income	$44,222	$28,807	$140,249	$105,528
Interest expense	17,783	17,941	67,952	69,184
Depreciation and amortization – continuing operations	48,084	47,280	189,123	185,687
Depreciation and amortization – discontinued operations	17	792	1,655	6,318
EBITDA	110,106	94,820	398,979	366,717
Stock compensation expense	4,011	3,748	15,552	14,160
Loss on early extinguishment of debt	—	—	1,992	2,225
(Gain) loss on sale of real estate	—	—	121	(1,564)
Gain on sale of land parcel	(4,052)	—	(4,824)	(1,864)
Impairment of real estate	—	1,601	—	11,400
Impairment of land parcel	—	2,050	—	2,050
Impairment of investments	853	—	853	—
Deal costs	1,446	—	1,446	—
Adjusted EBITDA	$112,364	$102,219	$414,119	$393,124

Adjusted EBITDA margins

We calculate Adjusted EBITDA margins by dividing Adjusted EBITDA by total revenues. Because our total revenues exclude revenues from discontinued operations, for the purposes of calculating the margin ratio, we exclude the Adjusted EBITDA generated by our discontinued operations for each period presented. We believe excluding Adjusted EBITDA for discontinued operations improves the consistency and comparability of the Adjusted EBITDA margins from period to period. The following table reconciles Adjusted EBITDA to Adjusted EBITDA – excluding discontinued operations (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Adjusted EBITDA	$112,364	$102,219	$414,119	$393,124
Less: discontinued operations	126	(5,982)	(2,676)	(24,970)
Adjusted EBITDA – excluding discontinued operations	$112,490	$96,237	$411,443	$368,154
Total revenues	$168,823	$151,254	$631,151	$574,497
Adjusted EBITDA margins	67%	64%	65%	64%

Fixed charge coverage ratio

The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our annual report on Form 10-K, as of December 31, 2013.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013		2012
Adjusted EBITDA	$112,364	$102,219	$414,119		$393,124

Interest expense	$17,783	$17,941	$67,952		$69,184
Add: capitalized interest	14,116	14,897	60,615		62,751
Less: amortization of loan fees	(2,636)	(2,505)	(9,936)		(9,832)
Less: amortization of debt premium/discounts	(146)	(110)	(529)		(511)
Cash interest	29,117	30,223	118,102		121,592
Dividends on preferred stock	6,471	6,471	25,885		27,328
Fixed charges	$35,588	$36,694	$143,987		$148,920

Fixed charge coverage ratio – quarter annualized	3.2x	2.8x	2.9	x	2.6	x
Fixed charge coverage ratio – trailing 12 months	2.9x	2.6x	2.9	x	2.6	x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of December 31, 2013 and 2012 (dollars in thousands):

	As of December 31,
	2013		2012
Secured notes payable	$708,831		$716,144
Unsecured senior notes payable	1,048,230		549,805
Unsecured senior line of credit	204,000		566,000
Unsecured senior bank term loans	1,100,000		1,350,000
Less: cash and cash equivalents	(57,696)		(140,971)
Less: restricted cash	(27,709)		(39,947)
Net debt	$2,975,656		$3,001,031

Adjusted EBITDA – quarter annualized (1)	$449,456		$408,876
Net debt to Adjusted EBITDA – quarter annualized (1)	6.6	x	7.3	x
Adjusted EBITDA – trailing 12 months	$414,119		$393,124
Net debt to Adjusted EBITDA – trailing 12 months	7.2	x	7.6	x

(1)
We believe the Adjusted EBITDA and net debt to Adjusted EBITDA for the three months ended December 31, 2013 and 2012, annualized, reflect the completion of many development and redevelopment projects and are indicative of the Company’s current operating trends.

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss (gain) on early extinguishment of debt, impairment of land parcel, depreciation and amortization, interest expense, and general and administrative expense.  We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level.  Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.  NOI on a cash basis is NOI on a GAAP basis, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

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

Unencumbered NOI as a percentage of total NOI

Unencumbered NOI as a percentage of total NOI is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered NOI for periods prior to the three months ended December 31, 2013, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013	2012
Unencumbered NOI	$305,028	$286,224
Encumbered NOI	137,084	115,517
Total NOI from continuing operations	$442,112	$401,741

Unencumbered NOI as a percentage of total NOI	69%	71%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% increase/decrease in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, unsecured senior notes payable, and unsecured senior convertible notes as of December 31, 2013 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(1,844)
Rate decrease of 1%	$1,288
Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(124,018)
Rate decrease of 1%	$101,786

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on December 31, 2013.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of December 31, 2013 (in thousands):

Equity price risk:
Increase in fair value of 10%	$14,029
Decrease in fair value of 10%	$(14,029)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% increase or decrease in foreign currency rates relative to the U.S. dollar would have on our earnings, based on our current operating assets outside the U.S. as of December 31, 2013 (in thousands):

Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(100)
Decrease in foreign currency exchange rate of 10%	$100

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2012, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included as a separate section in this annual report on Form 10-K. See “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2013, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting

The management of Alexandria Real Estate Equities, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and is a process designed by, or under the supervision of, the CEO and CFO and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework.” Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Alexandria Real Estate Equities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alexandria Real Estate Equities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2013, and December 31, 2012, and the related consolidated statements of income, comprehensive income, change in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2014 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement under the caption “Board of Directors and Executive Officers – Executive Compensation Tables and Discussion.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2013:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders − 1997 Incentive Plan	—	—	1,059,340

The other information required by this Item is incorporated herein by reference from our 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2014 Proxy Statement under the heading “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section of this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

Exhibit Number		Exhibit Title

3.1*		Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.2*		Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.3*		Bylaws of the Company (as amended December 15, 2011), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 19, 2011.
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

4.4*
Supplemental Indenture No. 1, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

4.5*		Form of 4.60% Senior Note due 2022 (included in Exhibit 4.4 above).
4.6*
Specimen certificate representing shares of 6.45% Series E Cumulative Redeemable Preferred Stock, filed as an exhibit to the Company’s Form 8-A for registration of certain classes of securities filed with the SEC on March 12, 2012.

4.7*
Supplemental Indenture No. 2, dated as of June 7, 2013, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2013.

4.8*		Form of 3.90% Senior Note due 2023 (included in Exhibit 4.7 above).
10.1*	(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 27, 2010, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 2, 2010.
10.2*	(1)
Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997.

10.3*	(1)
Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997.

10.4*	(1)
Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s Registration Statement on Form S-11 (No. 333-23545) filed with the SEC on May 5, 1997.

10.5*	(1)
Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 1999.

10.6*	(1)
Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 15, 1999.

10.7*	(1)
The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011.

10.8*	(1)
The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011.

10.9*	(1)
Amended and Restated Executive Employment Agreement, effective as of April 26, 2012, by and between the Company and Joel S. Marcus, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2012.

10.10*	(1)
Second Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2010, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 5, 2011.

10.11*	(1)
Third Amended and Restated Executive Employment Agreement, dated as of October 25, 2011, between the Company and Stephen A. Richardson, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2011.

10.12*	(1)
Executive Employment Agreement between the Company and Peter M. Moglia, effective as of January 1, 2011, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on February 25, 2013.

10.13	(1)	Second Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, effective January 1, 2011.
10.14	(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, effective September 7, 2010.
10.15	(1)	Executive Employment Agreement between the Company and Jennifer J. Banks, effective October 1, 2013.
10.16	(1)	Summary of Director Compensation Arrangements.
10.17*	(1)	Anniversary Bonus Plan of the Company, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 17, 2010.
10.18*
Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2011.

10.19*		Form of Indemnification Agreement between the Company and each of its directors and officers, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011.
10.20*
Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

10.21*
Supplemental Indenture No. 1, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

10.22*
Supplemental Indenture No. 2, dated as of June 7, 2013, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 7, 2013.

10.23*
Fourth Amended and Restated Credit Agreement, dated as of August 30, 2013, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Barclays Bank PLC, Capital One, N.A., Compass Bank, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013.

10.24*
Amended and Restated Term Loan Agreement, dated as of August 30, 2013, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Barclays Bank PLC, Capital One, N.A., Compass Bank, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Book Runners, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013.

10.25*
Second Amended and Restated Term Loan Agreement, dated as of July 26, 2013, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Citibank, N.A., as Administrative Agent, Royal Bank of Canada and The Royal Bank of Scotland PLC, as Co-Syndication Agents, The Bank of Nova Scotia and Compass Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Running Managers, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013.

10.26*
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of August 30, 2013, among the Company and Alexandria Real Estate Equities, L.P., as Credit Parties, Citibank, N.A., as Administrative Agent, Royal Bank of Canada and The Royal Bank of Scotland PLC, as Co-Syndication Agents, The Bank of Nova Scotia and Compass Bank, as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Running Managers, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 7, 2013.

11.1	Computation of Per Share Earnings (included in Note 10 to the Consolidated Financial Statements).
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
14.1*
The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K), filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2010.

21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (v) Notes to Consolidated Financial Statements, and (vi) Schedule III – Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated: February 28, 2014	By: /s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ Joel S. Marcus Joel S. Marcus	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
/s/ Dean A. Shigenaga Dean A. Shigenaga	Chief Financial Officer (Principal Financial Officer)	February 28, 2014
/s/ Richard B. Jennings Richard B. Jennings	Lead Director	February 28, 2014
/s/ John L. Atkins, III John L. Atkins, III	Director	February 28, 2014
/s/ Maria C. Freire Maria C. Freire	Director	February 28, 2014
/s/ Steven R. Hash Steven R. Hash	Director	February 28, 2014
/s/ Richard H. Klein Richard H. Klein	Director	February 28, 2014
/s/ James H. Richardson James H. Richardson	Director	February 28, 2014

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2014

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2013	December 31, 2012
Assets
Investments in real estate, net	$6,776,914	$6,424,578
Cash and cash equivalents	57,696	140,971
Restricted cash	27,709	39,947
Tenant receivables	9,918	8,449
Deferred rent	190,425	170,396
Deferred leasing and financing costs, net	192,658	160,048
Investments	140,288	115,048
Other assets	134,156	90,679
Total assets	$7,529,764	$7,150,116

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$708,831	$716,144
Unsecured senior notes payable	1,048,230	549,805
Unsecured senior line of credit	204,000	566,000
Unsecured senior bank term loans	1,100,000	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	435,342	423,708
Dividends payable	54,420	41,401
Total liabilities	3,550,823	3,647,058

Commitments and contingencies

Redeemable noncontrolling interests	14,444	14,564

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 10,000,000 issued and outstanding as of December 31, 2013 and 2012; $25 liquidation value per share	250,000	250,000
6.45% Series E cumulative redeemable preferred stock, $0.01 par value per share, 5,200,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2013 and 2012; $25 liquidation value per share	130,000	130,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 71,172,197 and 63,244,645 issued and outstanding as of December 31, 2013 and 2012, respectively	712	632
Additional paid-in capital	3,572,281	3,086,052
Accumulated other comprehensive loss	(36,204)	(24,833)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,916,789	3,441,851
Noncontrolling interests	47,708	46,643
Total equity	3,964,497	3,488,494
Total liabilities, noncontrolling interests, and equity	$7,529,764	$7,150,116

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental	$467,764	$422,793	$404,815
Tenant recoveries	150,095	133,280	126,205
Other income	13,292	18,424	5,760
Total revenues	631,151	574,497	536,780

Expenses:
Rental operations	189,039	172,756	157,634
General and administrative	48,520	47,747	41,112
Interest	67,952	69,184	63,373
Depreciation and amortization	189,123	185,687	150,906
Impairment of land parcel	—	2,050	—
Loss on early extinguishment of debt	1,992	2,225	6,485
Total expenses	496,626	479,649	419,510

Income from continuing operations	134,525	94,848	117,270

Income from discontinued operations:
Income from discontinued operations before impairment of real estate	900	20,216	19,071
Impairment of real estate	—	(11,400)	(994)
Income from discontinued operations	900	8,816	18,077

Gain on sales of land parcels	4,824	1,864	46
Net income	140,249	105,528	135,393

Net income attributable to noncontrolling interests	4,032	3,402	3,975
Dividends on preferred stock	25,885	27,328	28,357
Preferred stock redemption charge	—	5,978	—
Net income attributable to unvested restricted stock awards	1,581	1,190	1,088
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$108,751	$67,630	$101,973
Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$1.59	$0.95	$1.42
Discontinued operations	0.01	0.14	0.31
Earnings per share – basic and diluted	$1.60	$1.09	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$140,249	$105,528	$135,393
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	1,300	990	238
Reclassification adjustment for gains included in net income	(1,183)	(3,351)	(2,561)
Unrealized gains (losses) on marketable securities, net	117	(2,361)	(2,323)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap gains (losses) arising during the period	1,918	(9,990)	(9,630)
Reclassification adjustment for amortization of interest expense included in net income	15,422	22,309	21,457
Unrealized gains on interest rate swap agreements, net	17,340	12,319	11,827

Foreign currency translation losses	(28,912)	(318)	(25,605)

Total other comprehensive (loss) income	(11,455)	9,640	(16,101)
Comprehensive income	128,794	115,168	119,292
Less: comprehensive income attributable to noncontrolling interests	(3,948)	(3,364)	(4,050)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$124,846	$111,804	$115,242

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2010	$129,638	$250,000	$—	54,966,925	$550	$2,566,238	$734	$(18,335)	$41,583	$2,970,408	$15,920
Net income	—	—	—	—	—	—	131,418	—	2,657	134,075	1,318
Total other comprehensive (loss) income	—	—	—	—	—	—	—	(16,176)	25	(16,151)	50
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	1,000	1,000	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,707)	(2,707)	(1,263)
Equity component related to repurchase of unsecured senior convertible notes	—	—	—	—	—	(2,981)	—	—	—	(2,981)	—
Issuance of common stock	—	—	—	6,250,651	63	451,476	—	—	—	451,539	—
Issuances pursuant to stock plan	—	—	—	342,896	3	22,383	—	—	—	22,386	—
Dividends declared on common stock	—	—	—	—	—	—	(28,357)	—	—	(28,357)	—
Dividends declared on preferred stock	—	—	—	—	—	—	(112,353)	—	—	(112,353)	—
Distributions in excess of earnings	—	—	—	—	—	(8,558)	8,558	—	—	—	—
Balance as of December 31, 2011	$129,638	$250,000	$—	61,560,472	$616	$3,028,558	$—	$(34,511)	$42,558	$3,416,859	$16,034
Net income	—	—	—	—	—	—	102,126	—	2,429	104,555	973
Total other comprehensive income (loss)	—	—	—	—	—	—	—	9,678	12	9,690	(50)
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	1,875	1,875	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(913)	(913)	(1,249)
Redemption and conversion of noncontrolling interests	—	—	—	—	—	12	—	—	682	694	(1,144)
Issuance of common stock	—	—	—	1,366,977	14	97,876	—	—	—	97,890	—
Issuance of Series E Preferred Stock	—	—	130,000	—	—	(5,132)	—	—	—	124,868	—
Issuances pursuant to stock plan	—	—	—	317,196	2	22,080	—	—	—	22,082	—
Redemption of Series C Preferred Stock	(129,638)	—	—	—	—	5,978	(5,978)	—	—	(129,638)	—
Dividends declared on common stock	—	—	—	—	—	—	(131,790)	—	—	(131,790)	—
Dividends declared on preferred stock	—	—	—	—	—	—	(27,678)	—	—	(27,678)	—
Distributions in excess of earnings	—	—	—	—	—	(63,320)	63,320	—	—	—	—
Balance as of December 31, 2012	$—	$250,000	$130,000	63,244,645	$632	$3,086,052	$—	$(24,833)	$46,643	$3,488,494	$14,564

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2012	$—	$250,000	$130,000	63,244,645	$632	$3,086,052	$—	$(24,833)	$46,643	$3,488,494	$14,564
Net income	—	—	—	—	—	—	136,217	—	2,961	139,178	1,071
Total other comprehensive loss	—	—	—	—	—	—	—	(11,371)	(84)	(11,455)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,812)	(1,812)	(1,191)
Issuance of common stock	—	—	—	7,590,000	76	534,393	—	—	—	534,469	—
Issuances pursuant to stock plan	—	—	—	337,552	4	23,608	—	—	—	23,612	—
Dividends declared on common stock	—	—	—	—	—	—	(182,104)	—	—	(182,104)	—
Dividends declared on preferred stock	—	—	—	—	—	—	(25,885)	—	—	(25,885)	—
Distributions in excess of earnings	—	—	—	—	—	(71,772)	71,772	—	—	—	—
Balance as of December 31, 2013	$—	$250,000	$130,000	71,172,197	$712	$3,572,281	$—	$(36,204)	$47,708	$3,964,497	$14,444

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$140,249	$105,528	$135,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,778	192,005	158,026
Impairment of land parcel	—	2,050	—
Loss on early extinguishment of debt	1,992	2,225	6,485
Loss (gain) on sale of real estate	121	(1,564)	—
Impairment of real estate	—	11,400	994
Gain on sale of land parcels	(4,824)	(1,864)	(46)
Amortization of loan fees and costs	9,936	9,832	9,300
Amortization of debt premiums/discounts	529	511	3,819
Amortization of acquired above and below market leases	(3,316)	(3,200)	(9,332)
Deferred rent	(27,935)	(28,456)	(26,797)
Stock compensation expense	15,552	14,160	11,755
Investment gains	(7,050)	(15,018)	(4,846)
Investment losses	1,480	2,637	1,795
Changes in operating assets and liabilities:
Restricted cash	899	(261)	(465)
Tenant receivables	(1,519)	(981)	(2,359)
Deferred leasing costs	(54,825)	(45,099)	(56,226)
Other assets	(6,298)	(4,069)	(22,359)
Accounts payable, accrued expenses, and tenant security deposits	56,958	65,697	41,823
Net cash provided by operating activities	312,727	305,533	246,960

Investing Activities
Proceeds from sales of properties	153,968	36,179	20,078
Additions to properties	(593,389)	(549,030)	(430,038)
Purchase of properties	(122,069)	(42,171)	(305,030)
Change in restricted cash related to construction projects	7,655	(9,377)	(2,183)
Distributions from unconsolidated real estate entity	—	22,250	—
Contributions to unconsolidated real estate entity	(17,987)	(6,700)	(5,256)
Additions to investments	(36,078)	(36,294)	(27,999)
Proceeds from sales of investments	16,525	27,043	16,849
Net cash used in investing activities	$(591,375)	$(558,100)	$(733,579)

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Financing Activities
Borrowings from secured notes payable	$28,489	$17,810	$—
Repayments of borrowings from secured notes payable	(36,219)	(26,367)	(66,849)
Proceeds from issuance of unsecured senior notes payable	498,561	544,650	—
Principal borrowings from unsecured senior line of credit	729,000	847,147	1,406,000
Repayments of borrowings from unsecured senior line of credit	(1,091,000)	(651,147)	(1,784,000)
Principal borrowings from unsecured senior bank term loans	—	—	1,350,000
Repayments of unsecured senior bank term loan	(250,000)	(250,000)	(500,000)
Repurchase of unsecured senior convertible notes	(384)	(84,801)	(221,439)
Redemption of Series C Cumulative Redeemable Preferred Stock	—	(129,638)	—
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	—	124,868	—
Change in restricted cash related to financings	2,546	(7,428)	7,311
Deferred financing costs paid	(19,928)	(13,225)	(27,316)
Proceeds from common stock offerings	534,469	97,890	451,539
Proceeds from exercise of stock options	—	155	2,117
Dividends paid on common stock	(169,076)	(126,498)	(106,889)
Dividends paid on preferred stock	(25,885)	(27,819)	(28,357)
Contributions by redeemable noncontrolling interests	—	—	9
Distributions to redeemable noncontrolling interests	(1,191)	(1,249)	(1,263)
Redemption of redeemable noncontrolling interests	—	(450)	—
Contributions by noncontrolling interests	—	1,875	1,000
Distributions to noncontrolling interests	(1,812)	(913)	(2,707)
Net cash provided by financing activities	197,570	314,860	479,156

Effect of foreign exchange rate changes on cash and cash equivalents	(2,197)	139	(5,230)

Net (decrease) increase in cash and cash equivalents	(83,275)	62,432	(12,693)
Cash and cash equivalents at beginning of period	140,971	78,539	91,232
Cash and cash equivalents at end of period	$57,696	$140,971	$78,539

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$59,857	$52,561	$52,324

Non-Cash Investing Activities
Note receivable from sale of real estate	$38,820	$6,125	$—
Write-off of fully amortized improvements	$—	$(17,730)	$—
Change in accrued capital expenditures	$(21,310)	$46,087	$3,492

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.	Background

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE: ARE), a self-administered and self-managed investment-grade REIT, is the largest and leading REIT focused principally on owning, operating, developing, redeveloping, and acquiring high-quality, sustainable real estate for the broad and diverse life science industry.  Alexandria’s client tenants span the life science industry, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, U.S. government research agencies, medical device companies, industrial biotech companies, venture capital firms, and life science product and service companies.  For additional information on Alexandria Real Estate Equities, Inc., please visit www.are.com.

Our asset base contains 180 properties approximating 17.5 million RSF, consisting of the following, as of December 31, 2013:

RSF
Operating properties	15,534,238
Development properties	1,826,919
Redevelopment properties	99,873
Total	17,461,030

As of December 31, 2013, we had 527 leases with a total of 425 client tenants, and 79, or 44%, of our 180 properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of four to 11 years, while the single-tenant building leases typically have initial terms of eight to 17 years. As of December 31, 2013:

•	Investment-grade client tenants represented 51% of our total ABR;

•
Approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 92% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited.

2.	Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements. We consolidate the companies because we exercise significant control over major decisions by these entities, such as investment activity and changes in financing.

2.	Basis of presentation and summary of significant accounting policies (continued)

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

Operating segment

We are engaged in the business of providing laboratory/office space for lease to the life science industry. Our properties are similar in that they provide space for lease to the life science industry, consist of laboratory/office improvements that are generic and reusable for the life science industry, are located in key life science cluster markets, and have similar economic characteristics. Our chief operating decision maker reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessing our operating performance or individual properties when determining real estate decisions. The financial information disclosed herein represents all of the financial information related to our principal operating segment.

International operations

The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. We have five operating properties in Canada, two operating properties in China, five operating properties in India, and various land parcels in India. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive loss will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Investments in real estate, net, and discontinued operations

We recognize real estate acquired (including the intangible value of above or below market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew.  When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

2.	Basis of presentation and summary of significant accounting policies (continued)

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above and below market leases are amortized over the lives of the related leases and recognized as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

We are required to capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, predevelopment or construction of a project.  Capitalization of development, redevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale”; if (i) the operations and cash flows of the property have been or will be eliminated from the ongoing operations, and (ii) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for development, construction in progress, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the amount of a long-lived asset may not be recoverable.  The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, land held for development, and construction in progress, are assessed by project and include significant fluctuations in estimated NOI, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the “held for sale” impairment model for our properties classified as “held for sale.”  The “held for sale” impairment model is different from the held and used impairment model.  Under the “held for sale” impairment model, an impairment loss is recognized if the amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell.  Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as “held for sale.”

2.	Basis of presentation and summary of significant accounting policies (continued)

Variable interest entity

We consolidate a variable interest entity (“VIE”) if it is determined that we are the primary beneficiary, an evaluation that we perform on an ongoing basis. A VIE is broadly defined as an entity in which either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE. Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity at the inception of our involvement with the entity or upon reevaluation of the entity’s continuing status as a VIE and determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. As of December 31, 2013 and 2012, we had no VIEs consolidated in our financial statements.

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

Restricted cash

Restricted cash primarily consists of funds held in trust under the terms of our secured bank loans, funds held in escrow related to construction projects, and funds held for various other deposits.

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2013 and 2012, our ownership percentage in the voting stock of each individual entity was less than 10%.

We monitor each of our equity investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and M&A activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate the investment’s fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a charge to current earnings.

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

Interest rate swap agreements

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR primarily in our unsecured senior line of credit and unsecured senior bank term loans. We do not use derivatives for trading or speculative purposes and currently all of our derivatives are designated as hedges. Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy. All of our interest rate swaps are designated as cash flow hedges. Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

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

The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of December 31, 2013 and 2012, we had no allowance for estimated losses.

As of December 31, 2013, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 92% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

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

Interest income

Interest income was approximately $4.6 million, $3.4 million, and $0.9 million during the years ended December 31, 2013, 2012, and 2011, respectively.  Interest income is included in other income in the accompanying consolidated statements of income.

Share-based compensation expense

We have historically issued two forms of share-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted stock awards. We have not granted any options since 2002. We recognize all share-based compensation in the income statement based on the grant date fair value. The fair value of restricted stock awards is recognized based on the market value of the common stock on the grant date and such cost is then recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We are required to compute share-based compensation based on awards that are ultimately expected to vest; as a result, future forfeitures of awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited.

3.	Investments in real estate, net

Our investments in real estate, net, consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
Rental properties:
Land (related to rental properties)	$553,388		$522,664
Buildings and building improvements	5,714,673		4,933,314
Other improvements	174,147		189,793
Rental properties	6,442,208		5,645,771
Less: accumulated depreciation	(952,106)		(875,035)
Rental properties, net	5,490,102		4,770,736

Construction in progress (“CIP”)/current value-creation projects:
Current development in North America	511,838		431,578
Investment in unconsolidated joint venture	46,644	(1)	28,656	(1)
Current redevelopment in North America	8,856		199,744
Current development and redevelopment in Asia	60,928		101,602
Generic infrastructure/building improvement projects in North America	—		80,599	(2)
	628,266		842,179
Subtotal	6,118,368		5,612,915

Land/value-creation projects:
Land undergoing predevelopment activities (CIP) in North America	367,225		433,310
Land held for development in North America	191,127		296,039
Land held for development/undergoing predevelopment activities (CIP) in Asia	77,251		82,314
Land subject to sale negotiations	22,943		—
	658,546		811,663
Investments in real estate, net	$6,776,914		$6,424,578

(1)	The book value for this unconsolidated joint venture represents our equity investment in the 360 Longwood Avenue development project.

(2)
Includes the book value associated with 205,164 square feet at eight projects undergoing construction of generic laboratory/office improvements as of December 31, 2012, which were delivered during the year ended December 31, 2013.

Acquisitions

On July 5, 2013, we acquired 10121/10151 Barnes Canyon Road, a 115,895 RSF office property located in the Sorrento Mesa submarket of San Diego for $13.1 million. We funded $5.4 million of the acquisition costs in August 2013 and an additional $7.7 million will be funded no later than October 2014.  The property is currently 100% occupied with leases that expire in 2014 and 2015. We intend to convert the existing office space through redevelopment when the spaces become available.

On September 16, 2013, we acquired 407 Davis Drive, an 81,956 RSF Class A laboratory/office property located in the Research Triangle Park market, for $19.4 million. The building is 100% leased to Bayer AG.

On November 12, 2013, we acquired 11055, 11065, and 11075 Roselle Street, three adjacent buildings aggregating 55,213 RSF located in the Sorrento Valley submarket of San Diego, for $8.3 million. The buildings are currently undergoing redevelopment. Subsequent to the acquisitions of these buildings, we pre-leased 75% of the space to Tandem Diabetes Care, Inc.

On November 27, 2013, we acquired 150 Second Street, a 123,210 RSF, newly developed Class A laboratory/office property located in the Cambridge submarket of Greater Boston, for $94.5 million. The building is 85% leased to two publicly traded life science companies.

3.	Investments in real estate, net (continued)

Acquired below market leases

The balances of acquired below market leases, net of related amortization, classified in accounts payable, accrued expenses, and tenant security deposits as of December 31, 2013 and 2012, were as follows (in thousands):

	December 31,
	2013	2012
Acquired below market leases	$55,599	$55,599
Accumulated amortization	(44,194)	(40,878)
Acquired below market leases, net	$11,405	$14,721

For the years ended December 31, 2013, 2012, and 2011, we recognized an increase in rental income of approximately $3.3 million, $3.2 million, and $9.3 million, respectively, related to the amortization of acquired below market leases. The weighted average amortization period of acquired below market leases was approximately 2.4 years as of December 31, 2013. The estimated annual amortization of the value of acquired below market leases is as follows (in thousands):

Year	Amount
2014	$3,223
2015	3,011
2016	2,641
2017	2,038
2018	492
Thereafter	—
Total	$11,405

Acquired in-place leases

The balances of our other identified intangible assets (primarily acquired in-place leases, net of related amortization) are classified in other assets in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, these amounts were as follows (in thousands):

	December 31,
	2013	2012
Acquired in-place leases	$48,189	$45,225
Accumulated amortization	(28,927)	(26,600)
Acquired in-place leases, net	$19,262	$18,625

Amortization for these intangible assets, classified in depreciation and amortization expense in the accompanying consolidated statements of income, was approximately $2.4 million, $2.7 million, and $3.4 million, for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, the estimated annual amortization expense for acquired in-place leases is expected to be recognized over a weighted average period of approximately 8.6 years, and is as follows (in thousands):

Year	Amount
2014	$2,633
2015	2,506
2016	2,299
2017	2,124
2018	1,949
Thereafter	7,751
Total	$19,262

3.	Investments in real estate, net (continued)

Minimum lease payments

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2013, are outlined in the table below (in thousands):

Year	Amount
2014	$443,942
2015	466,037
2016	444,082
2017	408,935
2018	362,370
Thereafter	2,161,810
Total	$4,287,176

Real estate asset sales

During the year ended December 31, 2013, we sold seven properties for an aggregate price of $128.6 million and a loss of $121 thousand. This loss upon sale has been classified in income from discontinued operations before impairment of real estate in the accompanying consolidated statements of income.

Impairment of real estate assets

During the three months ended September 30, 2012, we committed to sell 1124 Columbia Street, located in the Seattle market, a property with 203,817 RSF, rather than to hold it on a long-term basis. At the time of our commitment to dispose of this asset, 1124 Columbia Street was 97% occupied and generated approximately $6.2 million in annual operating income. Upon our commitment to sell, we evaluated the recoverability of the carrying amount of this asset under the “held for sale” impairment model. Under the “held for sale” impairment model, we reduced the costs of this asset to our estimate of fair value, based on the anticipated sales price less cost to sell. The anticipated sales price was based on unobservable inputs, classified within level 3 of the fair value hierarchy. As a result, we recognized an impairment charge of approximately $4.8 million during the three months ended September 30, 2012. In December 2012, we entered into an agreement with a third party to sell 1124 Columbia Street at a price of $42.6 million. As a result, in December 2012, we recognized an additional impairment charge of $1.6 million in order to write down the value to approximately $40.6 million, based on the revised anticipated sales price less cost to sell. In January 2013, we completed the sale of this property at a value consistent with our estimated fair value as of December 31, 2012, and no gain or loss was recognized.

During the three months ended September 30, 2012, we committed to sell One Innovation Drive, 377 Plantation Street, and 381 Plantation Street, located in the suburban Greater Boston market, with an aggregate of 300,313 RSF, rather than to hold them on a long-term basis. At the time of our commitment to dispose of these assets, One Innovation Drive, 377 Plantation Street, and 381 Plantation Street were 92% occupied and generated approximately $6.6 million in annual operating income. Upon our commitment to sell, we evaluated the recoverability of the amounts of these assets under the “held for sale” impairment model. Under the “held for sale” impairment model, we reduced the costs of these assets to the anticipated sales price less cost to sell. The anticipated sales price was based on unobservable inputs classified within level 3 of the fair value hierarchy. As a result, during the three months ended September 30, 2012, we recognized an impairment charge of approximately $5.0 million in order to write down the value to approximately $39.6 million, based on the anticipated sales price less cost to sell.

During the three months ended September 30, 2011, we recognized an impairment charge of approximately $1.0 million related to a 30,000 RSF property, located in the suburban Greater Boston market, to adjust the carrying value to our estimate of fair value less costs to sell. During the three months ended December 31, 2011, we sold the property for $2.9 million.

We completed the sales of 1124 Columbia Street, 25/35/45 West Watkins Mill Road, 1201 Clopper Road, One Innovation Drive, 377 Plantation Street, 381 Plantation Street, and 702 Electronic during the year ended December 31, 2013, at an aggregate loss upon sale of $121 thousand.

3.	Investments in real estate, net (continued)

Current development and redevelopment projects

As of December 31, 2013, we had five ground-up development projects in process in North America, including an unconsolidated joint venture development project, aggregating approximately 1,361,463 RSF. We also had one project undergoing conversion into laboratory/office space through redevelopment in North America aggregating approximately 55,213 RSF.

Investment in unconsolidated real estate entity

We have a 27.5% interest in an unconsolidated joint venture that is currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market. The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc. Our total investment into this project is approximately $46.6 million as of December 31, 2013. The total project costs are being funded primarily from a $213.2 million non-recourse secured construction loan, of which $87.9 million was drawn and outstanding at December 31, 2013. The loan bears interest at a rate of LIBOR+3.75%, with a floor of 5.25%. This loan has a maturity date of April 1, 2019, assuming the joint venture exercises its two separate one-year options to extend the stated maturity date of April 1, 2017.

We do not qualify as the primary beneficiary of the unconsolidated joint venture since we do not have the power to direct the activities of the entity that most significantly impacts its economic performance. The decisions that most significantly impact the entity’s economic performance require both our consent and that of our partners, including all major operating, investing, and financing decisions, as well as decisions involving major expenditures. Consequently, we do not consolidate this joint venture, and we account for our investment under the equity method of accounting.

Land undergoing predevelopment activities (additional CIP)

Land undergoing predevelopment activities is classified as construction in progress and is undergoing activities prior to commencement of vertical construction of aboveground building improvements.  We generally will not commence ground-up development of any parcels undergoing predevelopment activities without first securing pre-leasing for such space, except when there is significant market demand for high-quality laboratory/office or tech office facilities.  If vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for development.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic laboratory and office infrastructure to accommodate single and multi-tenancy. Additionally, as of December 31, 2013 and 2012, we held land undergoing predevelopment activities in North America aggregating 2.7 million and 2.9 million RSF, respectively. Land undergoing predevelopment activities (consisting of Building Information Modeling [BIM or 3-D virtual modeling], design development and construction drawings, sustainability and energy optimization review, budgeting, planning for future site and infrastructure work, and other activities prior to commencement of vertical construction of aboveground shell and core improvements) is also classified as construction in progress. Project costs are capitalized as a cost of the project during periods when activities necessary to prepare an asset for its intended use are in progress. The largest project included in land undergoing predevelopment consists of substantially all of our 1.2 million square feet at the Alexandria Center™ at Kendall Square located in East Cambridge, Massachusetts.

We are required to capitalize project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.  Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional predevelopment costs, including entitlement, design, construction drawings, BIM (3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project; and

•
Site and infrastructure construction costs including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for vertical construction of aboveground building improvements. For example, site and infrastructure costs for the 1.2 million RSF primarily related to 50 Binney Street and 100 Binney Street of the Alexandria Center™ at Kendall Square are classified as predevelopment prior to commencement of vertical construction.

3.	Investments in real estate, net (continued)

Land held for development

Land held for development represents real estate we plan to develop in the future, but on which, as of each period presented, no construction or predevelopment activities were ongoing. As a result interest, property taxes, insurance, and other costs are expensed as incurred. As of December 31, 2013 and 2012, we held land in North America supporting an aggregate of 3.0 million and 4.7 million RSF of ground-up development, respectively.

Sales of land parcels

During the year ended December 31, 2013, we sold four parcels of land for an aggregate price of $73.3 million and recognized gains on sale of $4.8 million, which included a gain of $4.4 million on the sale of three parcels in the San Francisco Bay Area market, and a gain of $391 thousand on the sale of one parcel in Mercer County, New Jersey. These gains are classified in gains on sales of land parcels below income from discontinued operations in the accompanying consolidated statements of income.

During the three months ended December 31, 2012, we committed to sell a land parcel with 50,000 developable square feet. Prior to this determination, this land parcel was held for future development. Upon our commitment to sell, we evaluated the recoverability of the carrying amount of this land parcel under the “held for sale” impairment model. Under the “held for sale” impairment model, we reduced the costs of this asset to the anticipated sales price less cost to sell. The anticipated sales price was based in part on unobservable inputs, classified within level 3 of the fair value hierarchy. As a result, during the three months ended December 31, 2012, we recognized an impairment charge of approximately $2.1 million in order to reduce the value to fair value less cost to sell of approximately $2.0 million. In May 2013, we completed the sale of this land parcel at a gain on sale of $391 thousand.

During the year ended December 31, 2012, we completed an in-substance partial sale on a portion of our interest in a joint venture, and admitted as a 50% member Clarion Partners, LLC, resulting in a reduction of our ownership interest from 55% to 27.5%. The transfer of one-half of our 55% ownership interest in this real estate venture to Clarion Partners, LLC, was accounted for as an in-substance partial sale of an interest in the underlying real estate. In connection with the sale of one-half of our 55% ownership interest in the land parcel, we received a special distribution of approximately $22.3 million, which included the recognition of a $1.9 million gain on sale of land and approximately $5.4 million from our share of loan refinancing proceeds. The land parcel we sold in March 2012 did not meet the criteria for classification as discontinued operations since the parcel did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly, we classified the $1.9 million gain on sale of land below income from discontinued operations in the consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in the “control number,” or numerator for computation of earnings per share.

During the year ended December 31, 2011, we completed the sale of a land parcel in San Diego for an aggregate sales price of approximately $17.3 million at a gain on sale of $46 thousand. The land parcel sold during the year ended December 31, 2011, did not meet the criteria for discontinued operations because the parcel did not have any significant operations prior to disposition. Accordingly, for the year ended December 31, 2011, we classified the $46 thousand gain on sale of the land parcel below income from discontinued operations in the consolidated statements of income

4.    Deferred leasing and financing costs

The following table summarizes our deferred leasing and financing costs, net, as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred leasing costs	$293,879	$250,071
Accumulated amortization	(146,881)	(127,005)
Deferred leasing costs, net	146,998	123,066

Deferred financing costs	118,078	100,202
Accumulated amortization	(72,418)	(63,220)
Deferred financing costs, net	45,660	36,982
Deferred leasing and financing costs, net	$192,658	$160,048

5.	Investments

We hold investments in certain publicly traded companies, privately held entities, and limited partnership funds involved primarily in life science and related industries.  Our investments in publicly traded companies are principally marketable equity securities which are accounted for as “available for sale” securities that are carried at their fair values.  Investments in “available for sale” securities with gross unrealized losses as of December 31, 2013, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary, and accordingly have not recognized other-than-temporary impairments related to “available for sale” securities as of December 31, 2013. As of December 31, 2013 and 2012, there were no unrealized losses in our investments in privately held entities.

The following table summarizes our investments as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
“Available-for-sale” marketable equity securities, cost basis	$2,879	$1,236
Unrealized gains	2,177	1,561
Unrealized losses	(587)	(88)
“Available-for-sale” marketable equity securities, at fair value	4,469	2,709
Investments accounted for under cost method	135,819	112,333
Investments accounted for under equity method	—	6
Total investments	$140,288	$115,048

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2013		2012	2011
Investment gains	$7,050		$15,018	$4,846
Investment losses	(1,480)	(1)	(2,637)	(1,795)
Investment income	$5,570		$12,381	$3,051

(1)
Includes an impairment loss aggregating $853 thousand primarily related to investment in two private life science companies. During the three months ended December 31, 2013, we reduced the cost basis of an investment in a life science company from $350 thousand to zero. The cost basis of this investment was reduced by $400 thousand and $200 thousand in aggregate during the years ended December 31, 2012 and 2011, respectively, to our estimate of fair value as of the date of each reduction. During the three months ended December 31, 2013, we also reduced the cost basis of another investment in a life science company by $488 thousand to its estimated fair value. This life science company was subsequently acquired by a public company in the first quarter of 2014 at a value approximating our cost basis.

6.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debts as of December 31, 2013 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable	$586,578	$122,253	$708,831	23.2%	5.45%	2.2
4.60% unsecured senior notes payable	549,603	—	549,603	17.9	4.61	8.3
3.90% unsecured senior notes payable	498,627	—	498,627	16.3	3.94	9.5
$1.5 billion unsecured senior line of credit	—	204,000	204,000	6.7	1.27	5.0
2016 Unsecured Senior Bank Term Loan	350,000	150,000	500,000	16.3	2.37	2.6
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	19.6	2.85	5.0
Total / weighted average	$2,584,808	$476,253	$3,061,061	100.0%	3.76%	5.3
Percentage of total debt	84%	16%	100%

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

6.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding consolidated indebtedness and respective principal maturities as of December 31, 2013 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)		Principal Payments for the Period Ending December 31,
Debt						2014		2015	2016	2017	2018	Thereafter	Total
Secured notes payable
Greater Boston	5.26%		5.59%	04/01/14		$208,683	(3)	$—	$—	$—	$—	$—	$208,683
San Diego	6.05		4.88	07/01/14		6,446		—	—	—	—	—	6,446
San Diego	5.39		4.00	11/01/14		7,480		—	—	—	—	—	7,480
Seattle	6.00		6.00	11/18/14		240		—	—	—	—	—	240
Maryland	5.64		4.50	06/01/15		127		5,788	—	—	—	—	5,915
San Francisco Bay Area	L+1.50		1.67	07/01/15	(4)	—		46,013	—	—	—	—	46,013
Greater Boston, San Francisco Bay Area, and San Diego	5.73		5.73	01/01/16		1,713		1,816	75,501	—	—	—	79,030
Greater Boston, San Diego, and Greater New York City	5.82		5.82	04/01/16		931		988	29,389	—	—	—	31,308
San Francisco Bay Area	L+1.40		1.57	06/01/16	(5)	—		—	—	—	—	—	—
San Francisco Bay Area	6.35		6.35	08/01/16		2,487		2,652	126,715	—	—	—	131,854
Maryland	2.16		2.16	01/20/17		—		—	—	76,000	—	—	76,000
Greater Boston	L+1.35		1.52	08/23/17	(6)	—		—	—	—	—	—	—
San Diego, Maryland, and Seattle	7.75		7.75	04/01/20		1,453		1,570	1,696	1,832	1,979	106,491	115,021
San Francisco Bay Area	6.50		6.50	06/01/37		17		18	19	20	22	751	847
Average/Total	5.39%		5.45			229,577		58,845	233,320	77,852	2,001	107,242	708,837

2016 Unsecured Senior Bank Term Loan	L+1.20%		2.37	07/31/16		—		—	500,000	—	—	—	500,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		2.85	01/03/19		—		—	—	—	—	600,000	600,000
$1.5 billion unsecured senior line of credit	L+1.10%	(7)	1.27	01/03/19		—		—	—	—	—	204,000	204,000
Unsecured senior notes payable	4.60%		4.61	04/01/22		—		—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	06/15/23		—		—	—	—	—	500,000	500,000
Average/Subtotal			3.76			229,577		58,845	733,320	77,852	2,001	1,961,242	3,062,837
Unamortized discounts			—			(199)		(139)	(177)	(184)	(192)	(885)	(1,776)
Average/Total			3.76%			$229,378		$58,706	$733,143	$77,668	$1,809	$1,960,357	$3,061,061

Balloon payments						$221,080		$51,741	$730,029	$76,000	$—	$1,958,352	$3,037,202
Principal amortization						8,298		6,965	3,114	1,668	1,809	2,005	23,859
Total consolidated debt						$229,378		$58,706	$733,143	$77,668	$1,809	$1,960,357	$3,061,061

Fixed-rate/hedged variable-rate debt						$229,138		$12,693	$583,143	$1,668	$1,809	$1,756,357	$2,584,808
Unhedged variable-rate debt						240		46,013	150,000	76,000	—	204,000	476,253
Total consolidated debt						$229,378		$58,706	$733,143	$77,668	$1,809	$1,960,357	$3,061,061

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	Secured note payable related to Alexandria Technology Square® was repaid on January 31, 2014. Our partner has a 10% interest in this project and provided $20.9 million for the repayment.

(4)	Secured construction loan with aggregate commitments of $55.0 million. We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(5)
Secured construction loan with aggregate commitments of $36.0 million. We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions. In February 2014, $2.2 million was drawn on this loan.

(6)
Secured construction loan with aggregate commitments of $250.4 million. We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions. We expect to begin drawing on this loan in the first quarter of 2014.

(7)	In addition to the stated rate, the line of credit is subject to an annual facility fee of 0.20%.

6.	Secured and unsecured senior debt (continued)

3.90% Unsecured Senior Notes Payable

In June 2013, we completed a $500.0 million public offering of our 3.90% Unsecured Senior Notes.  The unsecured senior notes payable were priced at 99.712% of the principal amount with a yield to maturity of 3.94% and are due June 15, 2023.  We used the net proceeds of this offering initially to prepay $150.0 million of the outstanding principal balance on our 2016 Unsecured Senior Bank Term Loan, to reduce the outstanding borrowings on our unsecured senior line of credit to zero, and initially held the remaining proceeds in cash and cash equivalents. As a result of the $150.0 million prepayment of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in June 2013, aggregating $560 thousand.

4.60% Unsecured Senior Notes Payable

In February 2012, we completed a $550.0 million public offering of our unsecured senior notes payable at a stated interest rate of 4.60%. The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022. We used the net proceeds of this offering to prepay the outstanding principal balance of $250.0 million on our unsecured senior bank term loan and to reduce the outstanding borrowings on our unsecured senior line of credit and recognized a loss on early extinguishment of debt of approximately $2.2 million. See the following page for further discussion.

The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., an indirectly 100% owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness.  However, the unsecured senior notes payable are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.

The requirements of the key financial covenants under our unsecured senior notes payable as of December 31, 2013, are as follows:

Covenant Ratios (1)	Requirement
Total Debt to Total Assets	Less than or equal to 60%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%
Secured Debt to Total Assets	Less than or equal to 40%

(1)
For a definition of the ratios used in the table above, refer to the Indenture dated June 7, 2013, which governs the unsecured senior notes payable, which was filed as an exhibit to the Form 8-K filed with the SEC on June 7, 2013.

Unsecured senior line of credit and unsecured senior bank term loans

On July 26, 2013, we amended our 2016 Unsecured Senior Bank Term Loan to reduce the applicable interest rate margins with respect to the loan thereunder on outstanding borrowings. We extended the maturity of this loan by one month, and we expect to repay the loan over the next few years.  In addition, on August 30, 2013, we amended our $1.5 billion unsecured senior line of credit and our 2019 Unsecured Senior Bank Term Loan to reduce the interest rate on outstanding borrowings, extend the maturity dates, and amend certain financial covenants. Also, on August 30, 2013, we amended our 2016 Unsecured Senior Bank Term Loan to conform certain financial covenants to those contained in the amended credit agreement related to our $1.5 billion unsecured senior line of credit and our 2019 Unsecured Senior Bank Term Loan. The maturity dates below reflect any available extension options that we control.

	Balance at 12/31/13		Maturity Date		Applicable Rate		Facility Fee
Facility			Prior	Amended	Prior	Amended	Prior	Amended
2016 Unsecured Senior Bank Term Loan	$500	million	June 2016	July 2016	L+1.75%	L+1.20%	N/A	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2017	January 2019	L+1.50%	L+1.20%	N/A	N/A
$1.5 billion unsecured senior line of credit	$204	million	April 2017	January 2019	L+1.20%	L+1.10%	0.25%	0.20%

During the year ended December 31, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $250.0 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt aggregating $2.0 million, related to the write-off of unamortized loan fees.

6.	Secured and unsecured senior debt (continued)

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

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. Dollars, Euro, Sterling, or Yen), (ii) the average annual yield rates applicable to Canadian dollar banker’s acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate specified in the amended unsecured line of credit agreement means for any day a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of December 31, 2013, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. As of December 31, 2013, we had $204 million in borrowings outstanding on our $1.5 billion unsecured senior line of credit. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of December 31, 2013, are as follows:

Covenant Ratios (1)	Requirement
Leverage Ratio	Less than or equal to 60.0%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x
Secured Debt Ratio	Less than or equal to 45.0%
Unsecured Leverage Ratio	Less than or equal to 60.0%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x

(1)
For a definition of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, each dated as of August 30, 2013 and July 26, 2013, which are filed as exhibits to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013.

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.  Additionally, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes.  As of December 31, 2013, we were in compliance with all such covenants.

The following table summarizes interest expense for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross interest	$128,567	$131,935	$124,429
Capitalized interest	(60,615)	(62,751)	(61,056)
Interest expense (1)	$67,952	$69,184	$63,373

(1)    Includes interest expense related to and classified in income from discontinued operations in the accompanying consolidated statements of income.

6.	Secured and unsecured senior debt (continued)

Secured construction loans

In May 2013, we closed a secured construction loan with aggregate commitments of $36.0 million for our 100% pre-leased development project at 269 East Grand Avenue in the San Francisco Bay Area market. The construction loan matures in June 2016, and we have an option to extend the stated maturity date of June 1, 2016, by one year, twice, to June 1, 2018, subject to certain conditions. The construction loan bears interest at the LIBOR or the Base Rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the Base Rate, plus in either case a specified margin of 1.40% for LIBOR borrowings or 0.25% for Base Rate borrowings. As of December 31, 2013, commitments of $36.0 million were available under this loan.

In August 2013, we closed a secured construction loan for our development project at 75/125 Binney Street in the Greater Boston market. The construction loan matures in August 2017, and we have an option to extend the stated maturity date of August 23, 2017, by one year, to August 23, 2018, subject to certain conditions. The construction loan bears interest at the LIBOR or the Base Rate specified in the construction loan agreement, plus in either case a specified margin of 1.35% for LIBOR borrowings or 0.35% for Base Rate borrowings. As of December 31, 2013, 100% of commitments aggregating $250.4 million were available under this loan.

In June 2012, we closed a secured construction loan with aggregate commitments of $55.0 million. The construction loan matures in July 2015, and we have an option to extend the stated maturity date of July 1, 2015, by one year, twice, to July 1, 2017, subject to certain conditions. The construction loan bears interest at the LIBOR or the Base Rate specified in the construction loan agreement, defined as the higher of either the prime rate being offered by our lender or the Base Rate, plus in either case a specified margin of 1.50% for LIBOR borrowings or 0.25% for Base Rate borrowings. As of December 31, 2013, the outstanding loan balance was $46.0 million and commitments of $9.0 million were available under this loan.

Secured construction loan of unconsolidated joint venture

We have a 27.5% interest in an unconsolidated joint venture that is currently developing a building in the Longwood Medical Area of the Greater Boston market. The remaining construction costs will be funded primarily from a non-recourse secured construction loan with aggregate commitments of $213.2 million and an outstanding balance of $87.9 million as of December 31, 2013. See Note 3 for further information.

7. Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Accounts payable and accrued expenses	$98,037	$105,520
Accrued construction	78,098	83,104
Acquired below market leases	11,405	14,721
Conditional asset retirement obligations	7,386	9,240
Deferred rent liability	35,134	34,414
Interest rate swap liabilities	6,191	20,661
Prepaid rent and tenant security deposits	188,241	143,878
Other liabilities	10,850	12,170
Total	$435,342	$423,708

Some of our properties may contain asbestos, which, under certain conditions, requires remediation.  Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property.  We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated.  In addition, for certain properties, we have not recognized an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. These conditional asset retirement obligations are included in the table above.

8.	Interest rate swap agreements

During the years ended December 31, 2013, 2012, and 2011, our interest rate swap agreements were used primarily to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the years ended December 31, 2013, 2012, and 2011, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $6.2 million in accumulated other comprehensive loss to interest expense as an increase to interest expense. As of December 31, 2013 and 2012, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits based upon their respective fair values. Under our interest rate swap agreements, we have no collateral posting requirements. We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of December 31, 2013 (dollars in thousands):

Effective Date	Maturity Date	Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 12/31/13	Notional Amount in Effect as of
					12/31/13	12/31/14	12/31/15	12/31/16
December 29, 2006	March 31, 2014	1	4.99%	$(596)	$50,000	$—	$—	$—
November 30, 2009	March 31, 2014	2	5.02%	(1,800)	150,000	—	—	—
December 31, 2013	December 31, 2014	2	0.98%	(3,795)	500,000	—	—	—
December 31, 2013	March 31, 2015	2	0.23%	66	250,000	250,000	—	—
December 31, 2014	March 31, 2016	3	0.53%	658	—	500,000	500,000	—
March 31, 2016	March 31, 2017	3	1.40%	2,146	—	—	—	500,000
Total				$(3,321)	$950,000	$750,000	$500,000	$500,000

(1)
In addition to the interest pay rate, borrowings outstanding as of December 31, 2013, under our unsecured senior bank term loans include an Applicable Margin of 1.20% and borrowings outstanding under our unsecured senior line of credit include an Applicable Margin of 1.10%.

9.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2013 and 2012.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2013 and 2012 (in thousands):

		December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale securities	$4,469	$4,469	$—	$—
Interest rate swap agreements	$2,870	$—	$2,870	$—
Liabilities:
Interest rate swap agreements	$6,191	$—	$6,191	$—

		December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale securities	$2,709	$2,709	$—	$—
Liabilities:
Interest rate swap agreements	$20,661	$—	$20,661	$—

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

9.	Fair value measurements (continued)

As of December 31, 2013 and 2012, the book and fair values of our marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Marketable equity securities	$4,469	$4,469	$2,709	$2,709
Interest rate swap agreements	$2,870	$2,870	$—	$—

Liabilities:
Interest rate swap agreements	$6,191	$6,191	$20,661	$20,661
Secured notes payable	$708,831	$736,772	$716,144	$788,455
Unsecured senior notes payable	$1,048,230	$1,043,125	$549,805	$593,350
Unsecured senior line of credit	$204,000	$193,714	$566,000	$567,196
Unsecured senior bank term loans	$1,100,000	$1,099,897	$1,350,000	$1,405,124

Fair value measurements for other than on a recurring basis

See discussions at Note 3, “Investments in Real Estate, Net – Impairment of Real Estate Assets and Investments in Real Estate, Net – Sales of Land Parcels.”

10.	Earnings per share

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

The land parcels we sold during the years ended December 31, 2013, 2012, and 2011 did not meet the criteria for classification as discontinued operations because the land parcels did not have significant operations prior to disposition.  Accordingly, for the years ended December 31, 2013, 2012, and 2011, we classified approximately $4.8 million, $1.9 million, and $46 thousand respectively, as gain on sales of land parcels below income from discontinued operations in the accompanying consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator for computation of earnings per share.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share using the two-class method.  Our Series D Convertible Preferred Stock is not a participating security, and is not included in the computation of earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method and potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”), during the period the notes were outstanding.

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations	$134,525	$94,848	$117,270
Gain on sales of land parcels	4,824	1,864	46
Net income attributable to noncontrolling interests	(4,032)	(3,402)	(3,975)
Dividends on preferred stock	(25,885)	(27,328)	(28,357)
Preferred stock redemption charge	—	(5,978)	—
Net income attributable to unvested restricted stock awards	(1,581)	(1,190)	(1,088)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	107,851	58,814	83,896
Income from discontinued operations	900	8,816	18,077
Net income attributable to Alexandria’s common stockholders – basic and diluted	$108,751	$67,630	$101,973

Weighted average shares of common stock outstanding – basic and diluted	68,038	62,160	59,078

Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$1.59	$0.95	$1.42
Discontinued operations	0.01	0.14	0.31
Earnings per share – basic and diluted	$1.60	$1.09	$1.73

10.	Earnings per share (continued)

For purposes of calculating diluted earnings per share, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the years ended December 31, 2013, 2012, and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Convertible Preferred Stock for the years ended December 31, 2013, 2012, and 2011, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

Our calculation of weighted average diluted shares for the year ending December 31, 2011, would have included additional shares related to our 3.70% Unsecured Senior Convertible Notes if the average market price of our common stock had been higher than the conversion price ($117.36 as of December 31, 2011). For the year ended December 31, 2011, the weighted average shares of common stock related to our 3.70% Unsecured Senior Convertible Notes have been excluded from diluted weighted average shares of common stock because the average market price of our common stock was lower than the conversion price, and the impact of conversion would have been antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during the period. None of our 3.70% Unsecured Senior Convertible Notes were outstanding as of December 31, 2013 and 2012.

11.	Net income attributable to Alexandria Real Estate Equities, Inc.

The following table presents income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations	$134,525	$94,848	$117,270
Gain on sales of land parcels	4,824	1,864	46
Less: net income attributable to noncontrolling interests	(4,032)	(3,402)	(3,975)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	135,317	93,310	113,341

Income from discontinued operations
Income from discontinued operations before impairment of real estate	900	20,216	19,071
Impairment of real estate	—	(11,400)	(994)
Income from discontinued operations	900	8,816	18,077
Less: net income from discontinued operations attributable to noncontrolling interests	—	—	—
Net income attributable to Alexandria Real Estate Equities, Inc.	$136,217	$102,126	$131,418

12.	Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code. Under the Code, a REIT that distributes 100% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes. We have distributed 100% or more of our taxable income. Therefore, no provision for federal income taxes is required. We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to examination in various jurisdictions for the calendar years 2009 through 2012.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2013, there

12.	Income taxes (continued)

were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period during which the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any material tax-related interest expense or penalties for the years ended December 31, 2013, 2012, or 2011.

The following reconciles GAAP net income to taxable income as filed with the IRS for the years ended December 31, 2012 and 2011 (in thousands and unaudited):

	Year ended December 31,
	2012	2011
Net income	$105,528	$135,393
Net income attributable to noncontrolling interests	(3,402)	(3,975)
Book/tax differences:
Rental revenue recognition	11,607	(5,886)
Depreciation and amortization	15,501	(3,705)
Gains/losses from capital transactions	—	283
Share-based compensation	11,488	8,249
Interest expense	(8,068)	(2,299)
Sales of property	394	(24)
Impairments	13,450	—
Other	2,268	4,124
Taxable income, before dividend deduction	148,766	132,160
Dividend deduction necessary to eliminate taxable income (1)	(148,766)	(132,160)
Estimated income subject to federal income tax	$—	$—

(1)	Total common stock and preferred stock dividend distributions paid were approximately $154.3 million and $135.2 million for the years ended December 31, 2012 and 2011, respectively.

We distributed all of our REIT taxable income in 2012 and 2011, and as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2013, we expect our distributions to exceed our REIT taxable income, and as a result, do not expect to incur federal income tax on such income. We expect to finalize our 2013 REIT taxable income in connection with our 2013 federal income tax return, which will be prepared and filed with the IRS in 2014.

The income tax treatment of distributions and dividends declared on our common stock, our Series C Preferred Stock, our Series D Convertible Preferred Stock, and our Series E Preferred Stock for the years ended December 31, 2013, 2012, and 2011 was as follows (unaudited):

	Common Stock			Series C Preferred Stock		Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2013	2012	2011	2012	2011	2013	2012	2011	2013	2012
Ordinary income	85.9%	85.0%	95.7%	89.1%	98.6%	97.2%	89.1%	98.6%	97.2%	89.1%
Return of capital	11.6	4.6	3.0	—	—	—	—	—	—	—
Capital gains	2.5	10.4	1.3	10.9	1.4	2.8	10.9	1.4	2.8	10.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$2.61	$2.09	$1.86	$0.5234375	$2.09375	$1.75	$1.75	$1.75	$1.6125	$1.34375

Our tax return for 2013 is due on or before September 15, 2014, assuming we file for an extension of the due date. The taxability information presented for our dividends paid in 2013 is based upon management’s estimate. Our tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.

13.	Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. In addition to employee contributions, we have elected to provide company discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $1.6 million, $1.4 million, and $1.3 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.

In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties. As of December 31, 2013, the largest aggregate notional amount of interest rate swap agreements in effect at any single point in time with an individual counterparty was $250.0 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated.

We are dependent on rental income from relatively few client tenants in the life science industry. The inability of any single client tenant to make its lease payments could adversely affect our operations. As of December 31, 2013, we had 527 leases with a total of 425 client tenants, and 79, or 43.9%, of our 180 properties were each leased to a single client tenant. As of December 31, 2013, our three largest client tenants accounted for approximately 14.4% of our aggregate ABR, or 6.7%, 3.9%, and 3.8%, respectively.

Commitments

As of December 31, 2013, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic life science infrastructure improvements under the terms of leases approximated $272.0 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We are also committed to funding approximately $46.7 million for certain investments over the next several years. In addition, we have letters of credit and performance obligations of $13.9 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities in some of our future value-creation projects. At December 31, 2013, we have land and land improvements with an aggregate book value of approximately $18.8 million where we have construction commitment obligations aggregating approximately 300,000 RSF that need to be fulfilled by 2016. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities in turn also have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

A 100% owned subsidiary of the Company previously executed a ground lease, as ground lessee, for certain property in New York City. The West Tower of the Alexandria Center™ for Life Science – New York City is being constructed on such ground-leased property.  In November 2012, we commenced vertical construction of the West Tower.  The ground lease provides that substantial completion of the West Tower occur by October 31, 2015, and requires satisfying conditions that include substantially completed construction in accordance with the plans.  The ground lease also provides that by October 31, 2016, the ground lessee shall obtain a temporary or permanent certificate of occupancy for the core and shell of both the East Tower of the Alexandria Center™ for Life Science – New York City and the West Tower.  In each case, the target dates above are subject to force majeure, to contractual cure rights, to other legal remedies available to ground lessees generally, and to change for any reason by agreement between the two parties under the ground lease.  All of the required milestones have been met.

13.	Commitments and contingencies (continued)

Rental expense

Our rental expense attributable to continuing operations for the years ended December 31, 2013, 2012, and 2011, was approximately $11.4 million, $10.6 million, and $10.2 million, respectively. These rental expense amounts include certain operating leases for our headquarters and field offices, and ground leases for 29 of our properties and two land development parcels. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2013, were as follows (in thousands):

Year	Office Leases	Ground Leases	Total
2014	$1,324	$10,520	$11,844
2015	1,394	9,900	11,294
2016	1,468	10,504	11,972
2017	1,542	10,572	12,114
2018	1,617	10,662	12,279
Thereafter	1,482	635,289	636,771
	$8,827	$687,447	$696,274

Our operating lease obligations related to our office leases have remaining terms of approximately six years, exclusive of extension options. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $8.9 million as of December 31, 2013, our lease obligations have remaining terms generally ranging from 40 to 100 years, including extension options.

14.	Stockholders’ equity

Secondary offering of common stock

In May 2013, we sold approximately 7.6 million shares of our common stock in a follow-on offering (including 1.0 million shares issued pursuant to the exercise in full of the underwriters’ over-allotment option). The shares were issued at a price of $73.50 per share, resulting in aggregate net proceeds of approximately $534.5 million (after deducting underwriters’ discounts and other offering costs).

In May 2011, we sold 6.3 million shares of our common stock in a follow-on offering (including 751 thousand shares issued upon partial exercise of the underwriters’ over-allotment option). The shares were issued at a price of $75.50 per share, resulting in aggregate proceeds of approximately $451.5 million (after deducting underwriters’ discounts and other offering costs).

“At the market” common stock offering program

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period. During the year ended December 31, 2012, we sold an aggregate of 1.4 million shares of common stock for gross proceeds of approximately $100.0 million at an average stock price of $73.15 and net proceeds of approximately $97.9 million, including commissions and other expenses of approximately $2.1 million. Net proceeds from the sales were used initially to reduce the outstanding balance on our unsecured senior line of credit or other borrowings, and for general corporate purposes. During the year ended December 31, 2013, we did not issue any stock under the “at the market” common stock offering program. As of December 31, 2013, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

6.45% Series E Preferred Stock offering

In March 2012, we completed a public offering of 5.2 million shares of our 6.45% series E cumulative redeemable preferred stock (“Series E Preferred Stock”). The shares were issued at a price of $25.00 per share, resulting in net proceeds of approximately $124.9 million (after deducting underwriters’ discounts and other offering costs). The proceeds were initially used to reduce the outstanding borrowings under our unsecured senior line of credit. We then borrowed funds under our unsecured senior line of credit to redeem our Series C Preferred Stock in April 2012. The dividends on our Series E Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of 6.45%, or $1.6125 per share. Our Series E

14.	Stockholders’ equity (continued)

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

8.375% Series C Preferred Stock redemption

In April 2012, we redeemed all 5.2 million outstanding shares of our Series C Preferred Stock at a price equal to $25.00 per share, or approximately $129.6 million in aggregate, and paid $0.5234375 per share, representing accumulated and unpaid dividends to the redemption date on such shares. We announced the redemption and recognized a preferred stock redemption charge of approximately $6.0 million to net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders in March 2012, related to the write-off of original issuance costs of the Series C Preferred Stock.

7.00% Series D Convertible Preferred Stock

As of December 31, 2013, we had 10.0 million shares of Series D Convertible Preferred Stock outstanding. The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $1.75 per share. Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT. Investors in our Series D Convertible Preferred Stock generally have no voting rights. On or after April 20, 2013, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. As of December 31, 2013, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2012	$1,473	$(20,661)	$(5,645)	$(24,833)
Other comprehensive income (loss) before reclassifications	1,300	1,918	(28,828)	(25,610)
Amounts reclassified from other comprehensive income	(1,183)	15,422	—	14,239
Net other comprehensive (loss) income	117	17,340	(28,828)	(11,371)
Balance as of December 31, 2013	$1,590	$(3,321)	$(34,473)	$(36,204)

14.	Stockholders’ equity (continued)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 15.2 million shares were issued and outstanding as of December 31, 2013.  In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2013.

15.	Share-based compensation

Stock plan

We have a stock option and incentive plan for the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock and (ii) share awards. In May 2010, we amended and restated our stock option and incentive plan to increase the number of shares reserved for the grant of awards, implement a fungible reserve, and extend the term of the stock plan until May 2020, among other amendments. As of December 31, 2013, a total of 1,059,340 shares were reserved for the granting of future options and share awards under the stock plan.

Options under our plan have been granted at prices that are equal to the market value of the stock on the date of grant and expire 10 years after the date of grant. We have not granted any stock options since 2002. There was no stock option activity during the year ended December 31, 2013, and no options were outstanding or exercisable as of December 31, 2013. A summary of the stock option activity under our stock plan and related information for the years ended December 31, 2013, 2012, and 2011 follows:

	Number of Stock Options	Intrinsic Value of Options Exercised
Outstanding at December 31, 2010	51,950
Granted	—
Exercised	(48,350)	$1,213,102
Forfeited	—
Outstanding at December 31, 2011	3,600
Granted	—
Exercised	(3,600)	$94,968
Forfeited	—
Outstanding at December 31, 2012	—
Granted	—
Outstanding at December 31, 2013	—

In addition, the stock plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock that (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. Shares issued generally vest over a three-year period from the date of issuance, and the sale of the shares is restricted prior to the date of vesting. The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period.

15.	Share-based compensation (continued)

A summary of the share awards activity under our stock plan and related information for the years ended December 31, 2013, 2012, and 2011 follows:

		Number of Share Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2010		489,010	$67.27
Granted		333,479	$75.32
Vested		(269,076)	$69.52
Forfeited		(2,650)	$69.03
Outstanding at December 31, 2011		550,763	$71.04
Granted		310,240	$72.85
Vested		(297,669)	$68.52
Forfeited		(2,266)	$74.30
Outstanding at December 31, 2012		561,068	$73.37
Granted		338,915	$63.74
Vested		(323,594)	$71.78
Forfeited		(6,616)	$72.96
Outstanding/Weighted Average at December 31, 2013		569,773	$68.54

	Year Ended December 31,
(In thousands)	2013	2012	2011
Total fair value of share awards vested	$23,228	$20,396	$18,706
Total compensation recognized for awards, net of capitalization	$15,552	$14,160	$11,755
Capitalized stock compensation	$8,193	$7,768	$8,514

As of December 31, 2013, there was $31.2 million of unrecognized compensation related to non-vested share awards under the stock plan, which is expected to be recognized over the next three years and has a weighted average period of approximately 12 months.

16.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned 10 properties and three development parcels as of December 31, 2013, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of December 31, 2013 and 2012, our redeemable noncontrolling interest balances were approximately $14.4 million and $14.6 million, respectively.  Our remaining noncontrolling interests, aggregating approximately $47.7 million and $46.6 million as of December 31, 2013 and 2012, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

17.	Discontinued operations

The following is a summary of net assets of discontinued operations as of December 31, 2013 and 2012, and income from discontinued operations, for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	December 31,
	2013	2012
Properties “held for sale,” net	$7,644	$133,111
Other assets	103	1,714
Total assets	7,747	134,825

Total liabilities	(266)	(5,063)
Net assets of discontinued operations	$7,481	$129,762

	Year Ended December 31,
	2013	2012	2011
Total revenues	$4,657	$36,283	$37,744
Operating expenses	(1,981)	(11,313)	(11,482)
Total revenues less operating expenses from discontinued operations	2,676	24,970	26,262
Interest expense	—	—	(71)
Depreciation expense	(1,655)	(6,318)	(7,120)
(Loss) gain on sale of real estate	(121)	1,564	—
Impairment of real estate	—	(11,400)	(994)
Income from discontinued operations (1)	$900	$8,816	$18,077

(1)
Income from discontinued operations includes the results of operations of four properties that were classified as “held for sale” as of December 31, 2013, as well as the results of operations (prior to disposition) and gain/loss on sale of real estate attributable to 14 properties sold during the period from January 1, 2011, to December 31, 2013.

18.	Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2013 and 2012 (in thousands, except per share amounts):

	Quarter
2013	First	Second	Third	Fourth
Revenues (1)	$150,083	$153,930	$158,315	$168,823
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,442	$25,483	$24,579	$36,247

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (2)	$0.36	$0.38	$0.35	$0.51

	Quarter
2012	First	Second	Third	Fourth
Revenues (1)	$135,400	$145,296	$142,547	$151,254
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$18,368	$17,616	$10,646	$21,000

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (2)	$0.30	$0.29	$0.17	$0.33

(1)	All periods have been adjusted from amounts previously disclosed in our quarterly filings on Form 10-Q to reclassify amounts related to discontinued operations. See Note 17, Discontinued Operations.

(2)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the increase in the weighted average shares of common stock outstanding.

19.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2013 and 2012, and the condensed consolidating statements of income, comprehensive income, and cash flows for the years ended December 31, 2013, 2012, and 2011, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc. on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$—	$—	$6,776,914	$—	$6,776,914
Cash and cash equivalents	14,790	—	42,906	—	57,696
Restricted cash	55	—	27,654	—	27,709
Tenant receivables	—	—	9,918	—	9,918
Deferred rent	—	—	190,425	—	190,425
Deferred leasing and financing costs, net	36,901	—	155,757	—	192,658
Investments	—	10,868	129,420	—	140,288
Investments in and advances to affiliates	6,299,551	5,823,058	119,421	(12,242,030)	—
Other assets	20,226	—	113,930	—	134,156
Total assets	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$708,831	$—	$708,831
Unsecured senior notes payable	1,048,230	—	—	—	1,048,230
Unsecured senior line of credit	204,000	—	—	—	204,000
Unsecured senior bank term loans	1,100,000	—	—	—	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	48,373	—	386,969	—	435,342
Dividends payable	54,131	—	289	—	54,420
Total liabilities	2,454,734	—	1,096,089	—	3,550,823
Redeemable noncontrolling interests	—	—	14,444	—	14,444
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,916,789	5,833,926	6,408,104	(12,242,030)	3,916,789
Noncontrolling interests	—	—	47,708	—	47,708
Total equity	3,916,789	5,833,926	6,455,812	(12,242,030)	3,964,497
Total liabilities, noncontrolling interests, and equity	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$38,616	$—	$6,385,962	$—	$6,424,578
Cash and cash equivalents	98,567	1,914	40,490	—	140,971
Restricted cash	52	—	39,895	—	39,947
Tenant receivables	1	—	8,448	—	8,449
Deferred rent	1,876	—	168,520	—	170,396
Deferred leasing and financing costs, net	31,373	—	128,675	—	160,048
Investments	—	12,591	102,457	—	115,048
Investments in and advances to affiliates	5,833,368	5,358,882	110,101	(11,302,351)	—
Intercompany note receivable	3,021	—	—	(3,021)	—
Other assets	17,613	—	73,066	—	90,679
Total assets	$6,024,487	$5,373,387	$7,057,614	$(11,305,372)	$7,150,116
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$716,144	$—	$716,144
Unsecured senior notes payable	549,805	—	—	—	549,805
Unsecured senior line of credit	566,000	—	—	—	566,000
Unsecured senior bank term loans	1,350,000	—	—	—	1,350,000
Accounts payable, accrued expenses, and tenant security deposits	75,728	—	347,980	—	423,708
Dividends payable	41,103	—	298	—	41,401
Intercompany notes payable	—	—	3,021	(3,021)	—
Total liabilities	2,582,636	—	1,067,443	(3,021)	3,647,058
Redeemable noncontrolling interests	—	—	14,564	—	14,564
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,441,851	5,373,387	5,928,964	(11,302,351)	3,441,851
Noncontrolling interests	—	—	46,643	—	46,643
Total equity	3,441,851	5,373,387	5,975,607	(11,302,351)	3,488,494
Total liabilities, noncontrolling interests, and equity	$6,024,487	$5,373,387	$7,057,614	$(11,305,372)	$7,150,116

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$467,764	$—	$467,764
Tenant recoveries	—	—	150,095	—	150,095
Other income	10,423	(74)	15,912	(12,969)	13,292
Total revenues	10,423	(74)	633,771	(12,969)	631,151

Expenses:
Rental operations	—	—	189,039	—	189,039
General and administrative	43,528	—	17,961	(12,969)	48,520
Interest	43,284	—	24,668	—	67,952
Depreciation and amortization	5,907	—	183,216	—	189,123
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Total expenses	94,711	—	414,884	(12,969)	496,626
(Loss) income from continuing operations before equity in earnings of affiliates	(84,288)	(74)	218,887	—	134,525
Equity in earnings of affiliates	220,158	205,993	4,067	(430,218)	—
Income from continuing operations	135,870	205,919	222,954	(430,218)	134,525
Income from discontinued operations	347	—	553	—	900
Gain on sale of land parcel	—	—	4,824	—	4,824
Net income	136,217	205,919	228,331	(430,218)	140,249

Net income attributable to noncontrolling interests	—	—	4,032	—	4,032
Dividends on preferred stock	25,885	—	—	—	25,885
Net income attributable to unvested restricted stock awards	1,581	—	—	—	1,581
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$108,751	$205,919	$224,299	$(430,218)	$108,751

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$422,793	$—	$422,793
Tenant recoveries	—	—	133,280	—	133,280
Other income	6,891	1,292	23,294	(13,053)	18,424
Total revenues	6,891	1,292	579,367	(13,053)	574,497

Expenses:
Rental operations	—	—	172,756	—	172,756
General and administrative	44,306	3	16,491	(13,053)	47,747
Interest	46,677	—	22,507	—	69,184
Depreciation and amortization	5,384	—	180,303	—	185,687
Impairment of land parcel	—	—	2,050	—	2,050
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Total expenses	98,592	3	394,107	(13,053)	479,649
(Loss) income from continuing operations before equity in earnings of affiliates	(91,701)	1,289	185,260	—	94,848
Equity in earnings of affiliates	194,566	183,139	3,638	(381,343)	—
Income from continuing operations	102,865	184,428	188,898	(381,343)	94,848
(Loss) income from discontinued operations	(739)	—	9,555	—	8,816
Gain on sale of land parcel	—	—	1,864	—	1,864
Net income	102,126	184,428	200,317	(381,343)	105,528

Net income attributable to noncontrolling interests	—	—	3,402	—	3,402
Dividends on preferred stock	27,328	—	—	—	27,328
Preferred stock redemption charge	5,978	—	—	—	5,978
Net income attributable to unvested restricted stock awards	1,190	—	—	—	1,190
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$67,630	$184,428	$196,915	$(381,343)	$67,630

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$404,815	$—	$404,815
Tenant recoveries	—	—	126,205	—	126,205
Other income	8,356	(452)	10,676	(12,820)	5,760
Total revenues	8,356	(452)	541,696	(12,820)	536,780

Expenses:
Rental operations	—	—	157,634	—	157,634
General and administrative	36,263	17	17,652	(12,820)	41,112
Interest	38,582	—	24,791	—	63,373
Depreciation and amortization	3,256	—	147,650	—	150,906
Loss on early extinguishment of debt	6,485	—	—	—	6,485
Total expenses	84,586	17	347,727	(12,820)	419,510
(Loss) income from continuing operations before equity in earnings of affiliates	(76,230)	(469)	193,969	—	117,270
Equity in earnings of affiliates	202,829	192,143	3,793	(398,765)	—
Income from continuing operations	126,599	191,674	197,762	(398,765)	117,270
Income from discontinued operations	4,819	—	13,258	—	18,077
Gain on sale of land parcel	—	—	46	—	46
Net income	131,418	191,674	211,066	(398,765)	135,393

Net income attributable to noncontrolling interests	—	—	3,975	—	3,975
Dividends on preferred stock	28,357	—	—	—	28,357
Net income attributable to unvested restricted stock awards	1,088	—	—	—	1,088
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,973	$191,674	$207,091	$(398,765)	$101,973

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$136,217	$205,919	$228,331	$(430,218)	$140,249
Other comprehensive income:
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the period	—	(438)	1,738	—	1,300
Reclassification adjustment for losses (gains) included in net income	—	148	(1,331)	—	(1,183)
Unrealized (losses) gains on marketable securities	—	(290)	407	—	117

Unrealized gains on interest rate swaps:
Unrealized interest rate swap gains arising during the period	1,918	—	—	—	1,918
Reclassification adjustment for amortization of interest expense included in net income	15,422	—	—	—	15,422
Unrealized gains on interest rate swaps	17,340	—	—	—	17,340

Foreign currency translation losses	—	—	(28,912)	—	(28,912)

Total other comprehensive income (loss)	17,340	(290)	(28,505)	—	(11,455)
Comprehensive income	153,557	205,629	199,826	(430,218)	128,794
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,948)	—	(3,948)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$153,557	$205,629	$195,878	$(430,218)	$124,846

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$102,126	$184,428	$200,317	$(381,343)	$105,528
Other comprehensive income:
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the period	—	(319)	1,309	—	990
Reclassification adjustment for losses (gains) included in net income	—	155	(3,506)	—	(3,351)
Unrealized losses on marketable securities	—	(164)	(2,197)	—	(2,361)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(9,990)	—	—	—	(9,990)
Reclassification adjustment for amortization of interest expense included in net income	22,309	—	—	—	22,309
Unrealized gains on interest rate swaps	12,319	—	—	—	12,319

Foreign currency translation losses	—	—	(318)	—	(318)

Total other comprehensive income (loss)	12,319	(164)	(2,515)	—	9,640
Comprehensive income	114,445	184,264	197,802	(381,343)	115,168
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,364)	—	(3,364)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$114,445	$184,264	$194,438	$(381,343)	$111,804

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$131,418	$191,674	$211,066	$(398,765)	$135,393
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the period	—	148	90	—	238
Reclassification adjustment for losses (gains) included in net income	—	28	(2,589)	—	(2,561)
Unrealized gains (losses) on marketable securities	—	176	(2,499)	—	(2,323)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the period	(9,630)	—	—	—	(9,630)
Reclassification adjustment for amortization of interest expense included in net income	21,457	—	—	—	21,457
Unrealized gains on interest rate swaps	11,827	—	—	—	11,827

Foreign currency translation losses	—	—	(25,605)	—	(25,605)

Total other comprehensive income (loss)	11,827	176	(28,104)	—	(16,101)
Comprehensive income	143,245	191,850	182,962	(398,765)	119,292
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,050)	—	(4,050)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$143,245	$191,850	$178,912	$(398,765)	$115,242

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$136,217	$205,919	$228,331	$(430,218)	$140,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,907	—	184,871	—	190,778
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Gain on sale of land parcel	—	—	(4,824)	—	(4,824)
Loss on sale of real estate	—	—	121	—	121
Amortization of loan fees and costs	6,914	—	3,022	—	9,936
Amortization of debt premiums/discounts	111	—	418	—	529
Amortization of acquired below market leases	—	—	(3,316)	—	(3,316)
Deferred rent	(82)	—	(27,853)	—	(27,935)
Stock compensation expense	15,552	—	—	—	15,552
Equity in (income) loss related to subsidiaries	(220,158)	(205,993)	(4,067)	430,218	—
Investment gains	—	(3)	(7,047)	—	(7,050)
Investment losses	—	78	1,402	—	1,480
Changes in operating assets and liabilities:
Restricted cash	(2)	—	901	—	899
Tenant receivables	—	—	(1,519)	—	(1,519)
Deferred leasing costs	(37)	—	(54,788)	—	(54,825)
Other assets	(5,606)	—	(692)	—	(6,298)
Intercompany receivables and payables	3,021	—	(3,021)	—	—
Accounts payable, accrued expenses, and tenant security deposits	(13,485)	—	70,443	—	56,958
Net cash (used in) provided by operating activities	(69,656)	1	382,382	—	312,727

Investing Activities
Proceeds from sale of properties	10,796	—	143,172	—	153,968
Additions to properties	—	—	(593,389)	—	(593,389)
Purchase of properties	—	—	(122,069)	—	(122,069)
Change in restricted cash related to construction projects	—	—	7,655	—	7,655
Contributions to unconsolidated real estate entity	—	—	(17,987)	—	(17,987)
Investments in subsidiaries	(236,218)	(276,022)	(13,445)	525,685	—
Additions to investments	—	—	(36,078)	—	(36,078)
Proceeds from sales of investments	—	1,018	15,507	—	16,525
Net cash (used in) provided by investing activities	$(225,422)	$(275,004)	$(616,634)	$525,685	$(591,375)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$28,489	$—	$28,489
Repayments of borrowings from secured notes payable	—	—	(36,219)	—	(36,219)
Proceeds from issuance of senior notes payable	498,561	—	—	—	498,561
Principal borrowings from unsecured senior line of credit	729,000	—	—	—	729,000
Repayments of borrowings from unsecured senior line of credit	(1,091,000)	—	—	—	(1,091,000)
Repayments of unsecured senior bank term loans	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(384)	—	—	—	(384)
Transfer to/from parent company	—	273,089	252,596	(525,685)	—
Change in restricted cash related to financings	(1)	—	2,547	—	2,546
Deferred financing costs paid	(14,383)	—	(5,545)	—	(19,928)
Proceeds from common stock offerings	534,469	—	—	—	534,469
Dividends paid on common stock	(169,076)	—	—	—	(169,076)
Dividends paid on preferred stock	(25,885)	—	—	—	(25,885)
Distributions to redeemable noncontrolling interests	—	—	(1,191)	—	(1,191)
Distributions to noncontrolling interests	—	—	(1,812)	—	(1,812)
Net cash provided by (used in) financing activities	211,301	273,089	238,865	(525,685)	197,570

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,197)	—	(2,197)

Net (decrease) increase in cash and cash equivalents	(83,777)	(1,914)	2,416	—	(83,275)
Cash and cash equivalents at beginning of period	98,567	1,914	40,490	—	140,971
Cash and cash equivalents at end of period	$14,790	$—	$42,906	$—	$57,696

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$37,073	$—	$22,784	$—	$59,857

Non-Cash Investing Activities
Note receivable from sale of real estate	$29,820	$—	$9,000	$—	$38,820
Change in accrued capital expenditures	$—	$—	$(21,310)	$—	$(21,310)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$102,126	$184,428	$200,317	$(381,343)	$105,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,490	—	185,515	—	192,005
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Gain on sale of land parcel	—	—	(1,864)	—	(1,864)
Gain on sale of real estate	—	—	(1,564)	—	(1,564)
Impairment of real estate	6,400	—	5,000	—	11,400
Impairment of land parcel	—	—	2,050	—	2,050
Amortization of loan fees and costs	9,204	—	628	—	9,832
Amortization of debt premiums/discounts	114	—	397	—	511
Amortization of acquired above and below market leases	—	—	(3,200)	—	(3,200)
Deferred rent	(224)	—	(28,232)	—	(28,456)
Stock compensation expense	14,160	—	—	—	14,160
Equity in (income) loss related to subsidiaries	(194,566)	(183,139)	(3,638)	381,343	—
Investment gains	—	(1,510)	(13,508)	—	(15,018)
Investment losses	—	221	2,416	—	2,637
Changes in operating assets and liabilities:
Restricted cash	(12)	—	(249)	—	(261)
Tenant receivables	11	—	(992)	—	(981)
Deferred leasing costs	(305)	—	(44,794)	—	(45,099)
Other assets	1,329	—	(5,398)	—	(4,069)
Intercompany receivables and payables	(826)	—	826	—	—
Accounts payable, accrued expenses, and tenant security deposits	6,172	—	59,525	—	65,697
Net cash (used in) provided by operating activities	(47,702)	—	353,235	—	305,533

Investing Activities
Proceeds from sale of properties	—	—	36,179	—	36,179
Additions to properties	(1,313)	—	(547,717)	—	(549,030)
Purchase of properties	—	—	(42,171)	—	(42,171)
Change in restricted cash related to construction projects	—	—	(9,377)	—	(9,377)
Distribution from unconsolidated real estate entity	—	—	22,250	—	22,250
Contributions to unconsolidated real estate entity	—	—	(6,700)	—	(6,700)
Investments in subsidiaries	(197,665)	(158,022)	(1,179)	356,866	—
Additions to investments	—	(353)	(35,941)	—	(36,294)
Proceeds from sales of investments	—	2,600	24,443	—	27,043
Net cash (used in) provided by investing activities	$(198,978)	$(155,775)	$(560,213)	$356,866	$(558,100)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$17,810	$—	$17,810
Repayments of borrowings from secured notes payable	—	—	(26,367)	—	(26,367)
Proceeds from issuance of unsecured senior notes payable	544,650	—	—	—	544,650
Principal borrowings from unsecured senior line of credit	847,147	—	—	—	847,147
Repayments of borrowings from unsecured senior line of credit	(651,147)	—	—	—	(651,147)
Repayment of unsecured senior bank term loan	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(84,801)	—	—	—	(84,801)
Redemption of Series C Cumulative Redeemable Preferred Stock	(129,638)	—	—	—	(129,638)
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	124,868	—	—	—	124,868
Transfer to/from parent company	—	157,689	199,177	(356,866)	—
Change in restricted cash related to financings	—	—	(7,428)	—	(7,428)
Deferred financing costs paid	(10,180)	—	(3,045)	—	(13,225)
Proceeds from common stock offering	97,890	—	—	—	97,890
Proceeds from exercise of stock options	155	—	—	—	155
Dividends paid on common stock	(126,498)	—	—	—	(126,498)
Dividends paid on preferred stock	(27,819)	—	—	—	(27,819)
Distributions to redeemable noncontrolling interests	—	—	(1,249)	—	(1,249)
Redemption of redeemable noncontrolling interests	12	—	(462)	—	(450)
Contributions by noncontrolling interests	—	—	1,875	—	1,875
Distributions to noncontrolling interests	—	—	(913)	—	(913)
Net cash provided by (used in) financing activities	334,639	157,689	179,398	(356,866)	314,860

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	139	—	139

Net increase (decrease) in cash and cash equivalents	87,959	1,914	(27,441)	—	62,432
Cash and cash equivalents at beginning of period	10,608	—	67,931	—	78,539
Cash and cash equivalents at end of period	$98,567	$1,914	$40,490	$—	$140,971

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$39,298	$—	$13,263	$—	$52,561

Non-Cash Investing Activities
Note receivable from sale of real estate	$—	$—	$6,125	$—	$6,125
Write-off of fully amortized improvements	$—	$—	$(17,730)	$—	$(17,730)
Change in accrued capital expenditures	$(2,000)	$—	$48,087	$—	$46,087

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$131,418	$191,674	$211,066	$(398,765)	$135,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,938	—	153,088	—	158,026
Loss on early extinguishment of debt	6,485	—	—	—	6,485
Gain on sale of land parcel	—	—	(46)	—	(46)
Impairment of real estate	—	—	994	—	994
Amortization of loan fees and costs	6,915	—	2,385	—	9,300
Amortization of debt premiums/discounts	3,534	—	285	—	3,819
Amortization of acquired above and below market leases	—	—	(9,332)	—	(9,332)
Deferred rent	100	—	(26,897)	—	(26,797)
Stock compensation expense	11,755	—	—	—	11,755
Equity in (income) loss related to subsidiaries	(202,829)	(192,143)	(3,793)	398,765	—
Investment gains	—	(427)	(4,419)	—	(4,846)
Investment losses	—	883	912	—	1,795
Changes in operating assets and liabilities:
Restricted cash	4	—	(469)	—	(465)
Tenant receivables	(12)	—	(2,347)	—	(2,359)
Deferred leasing costs	(699)	—	(55,527)	—	(56,226)
Other assets	2,550	—	(24,909)	—	(22,359)
Intercompany receivables and payables	(1,418)	—	1,418	—	—
Accounts payable, accrued expenses, and tenant security deposits	6,274	—	35,549	—	41,823
Net cash (used in) provided by operating activities	(30,985)	(13)	277,958	—	246,960

Investing Activities
Proceeds from sale of properties	—	—	20,078	—	20,078
Additions to properties	(1,624)	—	(428,414)	—	(430,038)
Purchase of properties	—	—	(305,030)	—	(305,030)
Change in restricted cash related to construction projects	—	—	(2,183)	—	(2,183)
Contributions to unconsolidated real estate entity	—	—	(5,256)	—	(5,256)
Investments in subsidiaries	(548,884)	(477,482)	(11,951)	1,038,317	—
Additions to investments	—	(2,451)	(25,548)	—	(27,999)
Proceeds from sales of investments	—	3,471	13,378	—	16,849
Net cash (used in) provided by investing activities	$(550,508)	$(476,462)	$(744,926)	$1,038,317	$(733,579)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2011
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayments of borrowings from secured notes payable	$—	$—	$(66,849)	$—	$(66,849)
Principal borrowings from unsecured senior line of credit	1,406,000	—	—	—	1,406,000
Repayments of borrowings from unsecured senior line of credit	(1,784,000)	—	—	—	(1,784,000)
Principal borrowings from unsecured senior bank term loan	1,350,000	—	—	—	1,350,000
Repayment of unsecured senior bank term loan	(500,000)	—	—	—	(500,000)
Repurchase of unsecured senior convertible notes	(221,439)	—	—	—	(221,439)
Transfer to/from parent company	—	475,873	562,444	(1,038,317)	—
Change in restricted cash related to financings	—	—	7,311	—	7,311
Deferred financing costs paid	(25,493)	—	(1,823)	—	(27,316)
Proceeds from common stock offering	451,539	—	—	—	451,539
Proceeds from exercise of stock options	2,117	—	—	—	2,117
Dividends paid on common stock	(106,889)	—	—	—	(106,889)
Dividends paid on preferred stock	(28,357)	—	—	—	(28,357)
Contributions by redeemable noncontrolling interests	—	—	9	—	9
Distributions to redeemable noncontrolling interests	—	—	(1,263)	—	(1,263)
Contributions by noncontrolling interests	—	—	1,000	—	1,000
Distributions to noncontrolling interests	—	—	(2,707)	—	(2,707)
Net cash provided by (used in) financing activities	543,478	475,873	498,122	(1,038,317)	479,156

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(5,230)	—	(5,230)

Net (decrease) increase in cash and cash equivalents	(38,015)	(602)	25,924	—	(12,693)
Cash and cash equivalents at beginning of period	48,623	602	42,007	—	91,232
Cash and cash equivalents at end of period	$10,608	$—	$67,931	$—	$78,539

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$30,292	$—	$22,032	$—	$52,324
Changes in accrued capital expenditures	$(987)	$—	$4,479	$—	$3,492

20.	Subsequent events

Acquisition of 3545 Cray Court

On January 30, 2014, we acquired 3545 Cray Court, a 116,556 RSF laboratory/office property located in the Torrey Pines submarket of San Diego, for $64.0 million. The property is currently 100% occupied by The Scripps Research Institute. The estimated initial stabilized yields for this property are 7.0% and 7.2%, on a cash and GAAP basis, respectively. In connection with the acquisition, we assumed a $40.7 million non-recourse secured note payable with a contractual interest rate of 4.66% and a maturity date of January 2023.

Repayment of secured note payable

On January 31, 2014, we repaid our $208.7 million secured note payable related to Alexandria Technology Square®. Our joint venture partner funded $20.9 million of the proceeds required to repay the secured note payable.

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2013
(In thousands)
(Unaudited)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
Alexandria Center™ at Kendall Square	Greater Boston	$—		$72,454	$191,904	$244,342	$72,454	$436,246	$508,700	$(30,643)	$478,057	2000-2013	2005-2013
Alexandria Technology Square®	Greater Boston	208,457	(4)	—	619,658	166,260	—	785,918	785,918	(121,028)	664,890	2001-2012	2006
480 Arsenal Street	Greater Boston	—		6,413	5,457	46,055	6,413	51,512	57,925	(12,884)	45,041	2003	2001
780/790 Memorial Drive	Greater Boston	—		—	—	44,894	—	44,894	44,894	(16,754)	28,140	2002	2001
500 Arsenal Street	Greater Boston	—		3,360	7,316	28,807	3,360	36,123	39,483	(12,473)	27,010	2001	2000
167 Sidney Street/99 Erie Street	Greater Boston	—		—	12,613	11,772	—	24,385	24,385	(3,439)	20,946	2006/2012	2005/2006
79/96 Thirteenth Street Charlestown Navy Yard	Greater Boston	4,696	(5)	—	6,247	8,640	—	14,887	14,887	(2,404)	12,483	2012	1998
Alexandria Park at 128	Greater Boston	23,919	(5) (6)	8,514	31,863	62,255	8,514	94,118	102,632	(24,939)	77,693	1997-2010	1998-2008
19 Presidential Way	Greater Boston	—		12,833	27,333	64	12,833	27,397	40,230	(5,936)	34,294	1999	2005
100 Beaver Street	Greater Boston	—		1,257	7,755	12,458	1,257	20,213	21,470	(3,650)	17,820	2006	2005
285 Bear Hill Road	Greater Boston	—		422	3,538	5,348	422	8,886	9,308	(110)	9,198	2013	2011
111/130 Forbes Boulevard	Greater Boston	—		3,146	15,725	2,932	3,146	18,657	21,803	(3,526)	18,277	2006	2007/2006
20 Walkup Drive	Greater Boston	—		2,261	7,099	9,028	2,261	16,127	18,388	(1,281)	17,107	2012	2006
306 Belmont Street & 350 Plantation Street	Greater Boston	—		1,806	11,696	1,778	1,806	13,474	15,280	(3,255)	12,025	2003	2004
30 Bearfoot Road	Greater Boston	—		1,220	22,375	44	1,220	22,419	23,639	(4,951)	18,688	2000	2005
Alexandria Center™ for Science & Technology	San Francisco Bay Area	—		62,074	145,303	271,071	62,074	416,374	478,448	(41,141)	437,307	2007-2011	2004-2011
Alexandria Technology Center - Gateway	San Francisco Bay Area	100,019	(7)	45,425	121,059	13,965	45,425	135,024	180,449	(31,487)	148,962	2000-2006	2002-2006
249/259 East Grand Avenue	San Francisco Bay Area	46,013		14,289	—	119,463	14,289	119,463	133,752	(10,418)	123,334	2008/2012	2004
400/450 East Jamie Court	San Francisco Bay Area	—		—	—	107,039	—	107,039	107,039	(10,654)	96,385	2012	2002
500 Forbes Boulevard	San Francisco Bay Area	—		38,911	75,337	13,604	38,911	88,941	127,852	(14,240)	113,612	2001	2007
7000 Shoreline Court	San Francisco Bay Area	31,835	(7)	7,038	39,704	7,107	7,038	46,811	53,849	(10,531)	43,318	2001	2004
341/343 Oyster Point Boulevard	San Francisco Bay Area	—		6,127	—	31,487	6,127	31,487	37,614	(12,833)	24,781	2009/2013	2000
849/863 Mitten Road & 866 Malcolm Road	San Francisco Bay Area	—		3,211	8,665	15,130	3,211	23,795	27,006	(7,510)	19,496	2012	1998
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	San Francisco Bay Area	847		1,512	21,323	23,763	1,512	45,086	46,598	(15,265)	31,333	2008	1999
3165 Porter Drive	San Francisco Bay Area	20,873	(6)	—	19,154	2,088	—	21,242	21,242	(5,146)	16,096	2002	2003
75/125 Shoreway Road	San Francisco Bay Area	—		6,617	7,091	10,432	6,617	17,523	24,140	(2,718)	21,422	2008	2006
3350 West Bayshore Road	San Francisco Bay Area	—		4,800	6,693	10,681	4,800	17,374	22,174	(3,030)	19,144	1982	2005
2625/2627/2631 Hanover Street	San Francisco Bay Area	—		—	4,014	15,134	—	19,148	19,148	(7,037)	12,111	2000	1999
ARE Nautilus	San Diego	—		6,683	27,600	81,621	6,683	109,221	115,904	(22,200)	93,704	2010-2012	1994-1997

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
ARE Sunrise	San Diego	$19,841	(8)	$2,768	$15,491	$41,360	$2,768	$56,851	$59,619	$(28,685)	$30,934	2000-2009	1994-2000
ARE Spectrum	San Diego	—		19,576	78,438	3,958	19,576	82,396	101,972	(13,290)	88,682	2001	2007
11119 North Torrey Pines Road	San Diego	—		9,994	37,099	32,744	9,994	69,843	79,837	(4,364)	75,473	2012	2007
5200 Illumina Way	San Diego	—		24,607	96,606	68,719	24,607	165,325	189,932	(10,887)	179,045	2004-2013	2010
10300 Campus Point Drive	San Diego	—		17,945	86,645	98,089	17,945	184,734	202,679	(8,021)	194,658	2012	2010
ARE Esplanade	San Diego	11,598	(8)	6,309	26,925	47,215	6,309	74,140	80,449	(7,510)	72,939	1989-2013	1998-2011
ARE Towne Centre	San Diego	34,866	(6)	853	26,861	18,401	853	45,262	46,115	(24,260)	21,855	2000-2010	1999
9880 Campus Point Drive	San Diego	—		3,900	16,165	20,048	3,900	36,213	40,113	(7,914)	32,199	2005	2001
5810/5820/6138/6150 Nancy Ridge Drive	San Diego	11,689	(6)	3,913	20,496	11,760	3,913	32,256	36,169	(7,039)	29,130	2000-2001	2003-2004
ARE Portola	San Diego	—		6,476	23,327	20,039	6,476	43,366	49,842	(3,873)	45,969	2005-2012	2007
10121/10151 Barnes Canyon Road	San Diego	—		—	5,100	—	—	5,100	5,100	—	5,100	1988	2013
7330 Carroll Road	San Diego	4,655	(5)	2,650	19,878	1,145	2,650	21,023	23,673	(1,805)	21,868	2007	2010
5871 Oberlin Drive	San Diego	6,485	(9)	1,349	8,016	3,529	1,349	11,545	12,894	(650)	12,244	2004	2010
6146/6166 Nancy Ridge Road	San Diego	—		1,248	3,839	4,970	1,248	8,809	10,057	(5,462)	4,595	2001/1997	2000/1998
11025/11035/11045 Roselle Street	San Diego	—		1,672	8,709	12,846	1,672	21,555	23,227	(5,172)	18,055	2012/2006/ 2008	1997/2000/ 2000
3985 Sorrento Valley Boulevard	San Diego	7,570	(10)	2,422	15,456	445	2,422	15,901	18,323	(1,296)	17,027	2007	2010
10505 Roselle Street & 3770 Tansy Street	San Diego	—		1,094	3,074	3,881	1,094	6,955	8,049	(5,014)	3,035	1999	1998
13112 Evening Creek Drive	San Diego	12,557	(8)	7,393	27,950	150	7,393	28,100	35,493	(4,759)	30,734	2007	2007
Alexandria Center™ for Life Science	Greater New York City	—		—	—	516,879	—	516,879	516,879	(32,334)	484,545	2010-2013	2006
100 Phillips Parkway	Greater New York City	9,640	(5)	1,840	2,298	14,807	1,840	17,105	18,945	(7,534)	11,411	1999	1998
102 Witmer Road	Greater New York City	—		1,625	19,715	5,641	1,625	25,356	26,981	(5,434)	21,547	2002	2006
701 Veterans Circle	Greater New York City	—		1,468	7,885	24	1,468	7,909	9,377	(1,277)	8,100	2007	2007
5100 Campus Drive	Greater New York City	—		327	2,117	1,189	327	3,306	3,633	(1,169)	2,464	1989	1998
9800 Medical Center Drive	Maryland	76,000		5,523	99,696	93,752	5,523	193,448	198,971	(35,579)	163,392	2010-2013	2004
1330 Piccard Drive	Maryland	—		2,800	11,533	28,530	2,800	40,063	42,863	(11,373)	31,490	2005	1997
1500/1550 East Gude Drive	Maryland	—		1,523	7,731	4,802	1,523	12,533	14,056	(4,597)	9,459	2003/1995	1997
14920/15010 Broschart Road	Maryland	6,006	(11)	4,904	15,846	3,778	4,904	19,624	24,528	(2,648)	21,880	1998/1999	2010/2004
1405 Research Boulevard	Maryland	—		899	21,946	11,479	899	33,425	34,324	(9,183)	25,141	2006	1997
5 Research Place	Maryland	—		1,466	5,708	26,651	1,466	32,359	33,825	(5,604)	28,221	2010	2001
9920 Medical Center Drive	Maryland	—		2,797	8,060	306	2,797	8,366	11,163	(1,932)	9,231	2002	2004
5 Research Court	Maryland	—		1,647	13,258	5,142	1,647	18,400	20,047	(7,092)	12,955	2007	2004
12301 Parklawn Drive	Maryland	—		1,476	7,267	462	1,476	7,729	9,205	(1,719)	7,486	2007	2004
Alexandria Technology Center - Gaithersburg I	Maryland	—		10,183	59,641	20,502	10,183	80,143	90,326	(20,414)	69,912	1992-2009	1997-2004
Alexandria Technology Center - Gaithersburg II	Maryland	—		4,531	21,594	29,741	4,531	51,335	55,866	(19,864)	36,002	2000-2003	1997-2000
16020 Industrial Drive	Maryland	—		2,924	19,664	700	2,924	20,364	23,288	(8,989)	14,299	1983	2005

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
401 Professional Drive	Maryland	$—		$1,129	$6,941	$5,652	$1,129	$12,593	$13,722	$(4,056)	$9,666	2007	1996
950 Wind River Lane	Maryland	—		2,400	10,620	1,050	2,400	11,670	14,070	(1,168)	12,902	2009	2010
620 Professional Drive	Maryland	—		784	4,705	1,600	784	6,305	7,089	(1,052)	6,037	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—		—	13,679	4,764	—	18,443	18,443	(7,244)	11,199	2003	1998
14225 Newbrook Drive	Maryland	28,659	(8)	4,800	27,639	5,354	4,800	32,993	37,793	(11,756)	26,037	2006	1997
1201/1208 Eastlake Avenue	Seattle	42,366	(8)	5,810	47,149	14,955	5,810	62,104	67,914	(17,337)	50,577	1997	2002
1616 Eastlake Avenue	Seattle	—		6,940	—	80,418	6,940	80,418	87,358	(15,772)	71,586	2013	2003
1551 Eastlake Avenue	Seattle	—		7,292	17,161	33,267	7,292	50,428	57,720	(4,867)	52,853	2012	2004
199 East Blaine Street	Seattle	240		6,528	—	71,679	6,528	71,679	78,207	(7,916)	70,291	2010	2004
219 Terry Avenue North	Seattle	—		1,819	2,302	18,540	1,819	20,842	22,661	(1,176)	21,485	2012	2007
1600 Fairview Avenue	Seattle	—		2,212	6,788	5,962	2,212	12,750	14,962	(2,274)	12,688	2007	2005
3000/3018 Western Avenue	Seattle	—		1,432	7,497	15,159	1,432	22,656	24,088	(6,918)	17,170	2000	1998
410 West Harrison/410 Elliott Avenue West	Seattle	—		3,857	1,989	10,477	3,857	12,466	16,323	(2,250)	14,073	2008/2006	2004
Alexandria Technology Center Alston	Research Triangle Park	—		913	17,482	25,221	913	42,703	43,616	(16,669)	26,947	1985-2009	1998
108/110/112/114 Alexander Drive	Research Triangle Park	—		—	376	41,996	—	42,372	42,372	(10,294)	32,078	2000	1999
Alexandria Innovation Center - Research Triangle Park	Research Triangle Park	—		1,065	21,218	24,407	1,065	45,625	46,690	(9,919)	36,771	2005-2008	2000
6 Davis Drive	Research Triangle Park	—		821	10,712	500	821	11,212	12,033	(644)	11,389	2012	2012
7 Triangle Drive	Research Triangle Park	—		701	—	31,643	701	31,643	32,344	(2,048)	30,296	2011	2005
407 Davis Drive	Research Triangle Park	—		1,229	17,733	—	1,229	17,733	18,962	(137)	18,825	1998	2013
2525 East NC Highway 54	Research Triangle Park	—		713	12,827	843	713	13,670	14,383	(3,314)	11,069	1995	2004
601 Keystone Park Drive	Research Triangle Park	—		785	11,546	4,989	785	16,535	17,320	(2,713)	14,607	2009	2006
5 Triangle Drive	Research Triangle Park	—		161	3,409	2,857	161	6,266	6,427	(1,912)	4,515	1981	1998
6101 Quadrangle Drive	Research Triangle Park	—		951	3,982	8,400	951	12,382	13,333	(885)	12,448	2012	2008
555 Heritage Drive	Research Triangle Park	—		2,919	5,311	11,937	2,919	17,248	20,167	(2,023)	18,144	2010	2006
1781 W. 75th Avenue	Canada	—		2,253	4,644	9,281	2,253	13,925	16,178	(2,086)	14,092	2008	2007
7990 Enterprise Street	Canada	—		2,491	9,589	109	2,491	9,698	12,189	(1,922)	10,267	2003	2005
275 Armand Frappier	Canada	—		7,643	23,043	8,983	7,643	32,026	39,669	(5,140)	34,529	2012	2005
525 Cartier Boulevard West	Canada	—		3,201	20,511	—	3,201	20,511	23,712	(4,525)	19,187	2004	2005
661 University Avenue (12)	Canada	—		—	—	87,200	—	87,200	87,200	(9,302)	77,898	2011	2007
129/161/165 North Hill Avenue & 6 Thomas	Non-Cluster Market	—		3,091	5,546	15,325	3,091	20,871	23,962	(5,769)	18,193	2002/2008	1999/2006
China	Asia	—		—	—	58,831	—	58,831	58,831	(1,709)	57,122	2011	2011
India	Asia	—		742	—	47,526	742	47,526	48,268	(3,015)	45,253	2011-2013	2009-2012
Various	Various	—		8,231	12,147	101,847	8,231	113,994	122,225	(26,068)	96,157	Various	Various

		$708,831		$553,388	$2,617,102	$3,271,718	$553,388	$5,888,820	$6,442,208	$(952,106)	$5,490,102

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

(1)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

(2)	The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvement.

(3)	Represents the later of the date of original construction or the date of the latest renovation.

(4)	The balance shown includes an unamortized discount of $226.

(5)	Loan of $31,308 secured by four properties identified by this reference.

(6)	Loan of $79,030 secured by six properties identified by this reference.

(7)	Loan of $131,854 secured by four properties identified by this reference.

(8)	Loan of $115,021 secured by six properties identified by this reference.

(9)	The balance shown includes an unamortized premium of $39.

(10)	The balance shown includes an unamortized premium of $90.

(11)	The balance shown includes an unamortized premium of $91.

(12)
Represents land and land improvements with a gross investment of approximately $112 per RSF at December 31, 2013, which we have leased to a client tenant with a remaining lease term of approximately 48 years. Our client tenant has commenced construction of a 780,540 RSF multi-tenant laboratory/office building in Toronto. Pursuant to our lease, we are not required to contribute additional capital towards the project. In addition, we expect to receive rent under our lease upon stabilization of the project.

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2013

A summary of activity of consolidated rental properties and accumulated depreciation is as follows (in thousands):

	Rental Properties
	December 31,
	2013	2012	2011
Balance at beginning of period	$5,645,771	$5,112,759	$4,546,769
Purchase of rental properties	118,892	42,901	183,720
Sale of rental properties	(182,037)	(30,807)	(3,738)
Write-off of fully amortized improvements	—	(17,730)	—
Additions and transfers from land held for future development and construction in progress	859,582	538,648	386,008
Balance at end of period	$6,442,208	$5,645,771	$5,112,759

	Accumulated Depreciation
	December 31,
	2013	2012	2011
Balance at beginning of period	$875,035	$742,535	$616,007
Depreciation expense on properties	149,848	157,193	126,528
Write-off of fully amortized improvements	—	(17,730)	—
Sale of properties	(72,777)	(6,963)	—
Balance at end of period	$952,106	$875,035	$742,535